Form 10-K405
period 1994-12-29
DATA I/O CORP
filed 1995-03-28
CIK 351998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


   For the fiscal year ended DECEMBER 29, 1994     Commission File No. 0-10394


                              DATA I/O CORPORATION

             (Exact name of registrant as specified in its charter)

              Washington                                        91-0864123
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

            10525 Willows Road N.E., Redmond, Washington, 98073-9746
               (address of principal executive offices, Zip Code)

        Registrant's telephone number, including area code (206) 881-6444

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class                          Name of each exchange on
                                                       which registered
                                      NONE


           Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock (No Par)
                  Series A Junior Participating Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        ------   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                   Aggregate market value of voting stock held
            by non-affiliates of the registrant as of  March 1, 1995

                                   $36,523,705

  7,492,042 shares of no par value Common Stock outstanding as of March 1, 1995

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Proxy Statement relating to its May 16, 1995, Annual Meeting of Stockholders are incorporated into Part III of this annual report on Form 10-K.

                                  Page 1 of 69
                            Exhibit Index on Page 43

                              DATA I/O CORPORATION

                                    FORM 10-K
                      FOR THE FISCAL YEAR ENDED DECEMBER 29, 1994

                                        INDEX


Part I                                                                      Page
- ------                                                                      ----
     Item 1.   Business                                                        3

     Item 2.   Properties                                                     14

     Item 3.   Legal Proceedings                                              14

     Item 4.   Submission of Matters to a Vote of Stockholders                14


Part II

     Item 5    Market for Registrant's Common Stock and Related Stockholder
               Matters                                                        14

     Item 6.   Selected Five-Year Financial Data                              15

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            16

     Item 8.   Financial Statements and Supplementary Data                    23

     Item 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosures                                          40


Part III

     Item 10.  Directors and Executive Officers of the Registrant             41

     Item 11.  Executive Compensation                                         41

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management                                                     41

     Item 13.  Certain Relationships and Related Transactions                 41


Part IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                                    42


Signatures                                                                    50

                                     PART I


ITEM 1.        BUSINESS


GENERAL

Data I/O [Registered Trademark] Corporation ("Data I/O" or the "Company") was incorporated in the State of Washington in 1969. The Company manufactures hardware and software products for users of programmable integrated circuits ("IC" or "ICs"). Within this one predominant business segment, the Company offers two major product groups: (1) electronic programming systems ("Programming Systems") used by customers to handle, program, test and label programmable ICs; and (2) Electronic Design Automation ("EDA") software ("Software") used to create designs for programmable ICs.

The Company is the world's leading provider of electronic programming systems for programmable ICs. It markets products to more than 12,000 customers worldwide in a broad range of industries including computers, communications, test and measurement, medical, consumer electronics, military, transportation and aerospace. All of these customers design or manufacture products which incorporate programmable ICs.


INDUSTRY OVERVIEW

PROGRAMMABLE INTEGRATED CIRCUIT

GLOSSARY OF TERMS
- -----------------

IC INTEGRATED CIRCUIT which when used here refers only to the programmable types of integrated circuits made by semiconductor manufacturers.

PLD PROGRAMMABLE LOGIC DEVICE is a logic IC that can be configured or programmed by a system designer.

CPLD COMPLEX PROGRAMMABLE LOGIC DEVICE is a logic IC that contains multiple programmable logic cells and a programmable interconnect structure between the cells.

FPGA FIELD PROGRAMMABLE GATE ARRAY is a sophisticated high-capacity PLD.

PROM PROGRAMMABLE READ ONLY MEMORY is a memory IC that is a non-volatile data storage IC meaning it can retain data when the power is shut off.

EPROM ERASABLE PROM is a memory IC, which can be erased and reused.

EEPROM ELECTRICALLY ERASABLE PROM is a memory IC that can be electronically erased and reused.

Microcontroller     An IC that is a processor containing programmable memory
                    within the IC.

Package Package refers to the physical shape, size and number and arrangement of pins of an IC.

Pins Pins are the leads from the IC that connects the IC to the circuitry on the printed circuit board.

Conventional
Through Hole IC     An IC package where the pins are inserted through holes
                    drilled in the printed circuit board.  An example is a DIP
                    (dual in line pin) package.

Surface-Mount IC    An IC package where the leads from the IC connect to the
                    surface of the printed circuit board.  Examples include PLCC
                    (plastic leaded chip carrier), SOIC (small outline IC) and TSOP (thin small outline package).

During the last 20 years, the semiconductor industry developed processes which continually increased the number of functions and memory on a single chip of silicon. These chips, called integrated circuits, are a tiny complex of electronic components and their connections which come in two types: fixed or programmable. The fixed type have a specific design incorporated during the manufacture of the circuit that cannot be changed. This type can only perform its specific predetermined fixed function.

A programmable IC is manufactured without a specific function incorporated in it and allows the electronics design engineer to specify how he wants it to perform. Programmable ICs are analogous to a blank cassette tape in that the programmable IC can record and store a set of instructions the same way a blank cassette tape can record and store music. Programmable ICs consist of either memory or logic circuits. Programmable memory ICs are for non-volatile data storage, meaning they retain data when the power supply to the circuit is off.
Memory ICs include PROMs, EPROMs and EEPROMs.   Programmable logic ICs contain
logic elements by which the entire function of the IC can be changed by programming changes to these elements. This means a given logic IC can perform a variety of functions in an electronic device. The small size of programmable logic elements allows design engineers to incorporate significantly more logic and functionality into logic ICs. Types of logic ICs include PLDs, CPLDs and FPGAs.

Today, some combination of programmable memory and logic ICs are found in virtually all electronic equipment. Programmable memory ICs are used most extensively for the permanent storage of software programs in instruments, control systems, consumer electronic equipment, computers and computer peripherals. Most microprocessor and microcomputer-based systems use some form of programmable memory IC. These systems are increasingly using programmable logic ICs as well. Programmable logic ICs and, specifically FPGAs, are one of the fastest growing categories of ICs in the semiconductor industry, according to industry sources.

Programmable memory and logic ICs are housed in several different types of packages with a wide variety of sizes, shapes and number and arrangement of pins to connect the IC to the circuit board. These numerous packages are combined into two distinct groups: Conventional Through Hole ICs and Surface-Mount ICs. Conventional Through Hole ICs have pins which are inserted through holes in a circuit board and are soldered to the bottom of the board. Surface-Mount ICs are very small and delicate packages that can be mounted onto the surface of a circuit board without drilling holes through the circuit board for the IC pins. This allows ICs to be mounted to both sides of the board, doubling the board's "real estate" for ICs and circuitry.

The development of programmable ICs created the need for programming equipment to load the instructions into the physical IC. To accommodate the expanding variety of programmable ICs, programming equipment must have the capability to program the TYPE of IC technology (how it physically accepts the information), the specific IC's set of features and functions, while also accommodating the IC's package type, including its specific size, pin arrangement and number of pins. Data I/O's programming equipment supports the vast majority of the thousands of different ICs presently on the market. Additionally, as the number of programmable IC types and their applications expanded, and the ICs became increasingly miniaturized, the demand for automated methods of handling, programming, and labeling of ICs mushroomed. These ICs are increasingly being used in high volume manufacturing situations as the cost of programmable ICs has declined relative to fixed ICs and the competitive environment has caused the time to market to be increasingly critical. Manufacturers' ability to get their product's time-to-market shortened is improved with programmable ICs, as once the design for the IC is finished it can be programmed immediately into the programmable IC and changes can be readily made. This avoids the expensive and time consuming process of setting up and fabricating the fixed type of ICs with any changes requiring the process to start over again. Data I/O's automated handling systems allow manufacturers to program in very high volumes numerous types of ICs in a variety of packages.

ELECTRONIC DESIGN AUTOMATION SOFTWARE TOOLS

The evolution of programmable logic IC technology enabled engineers to fit an increasing number of large, complex functions onto a single IC. This higher level of integration reduced the size and cost, and increased the quality and
reliability, of the electronic systems using these ICs.   With the adoption rate
and complexity of programmable logic ICs growing rapidly, design engineers need software tools to speed the design process. Design engineers need to reduce both the COST of designing with new ICs and the TIME-TO-MARKET for the systems in which ICs are used. EDA tools span the entire electronic design process from initial design through final test simulation. Data I/O's EDA software tools allow the design engineer to describe their design's behavior using concise, easy-to-understand expressions. The software then "prepares" the design for implementation on a particular IC and stores the design in a standard format that can be used by an IC programmer. The IC programmer records the design into the programmable IC, and the IC can then be used in the particular product or system for which it was designed.


PRODUCTS

The table below details the contribution the Company's two principal product groups made to total net sales for the last three fiscal years (in thousands of dollars):

                          Programming Systems                    Software                Total Sales
                     ------------------------------   -----------------------------   ------------------
                               Percent     Percent              Percent    Percent              Percent
           Year      Amount    Growth      of Total   Amount    Growth     of Total   Amount    Growth
           ----      ------    -------     --------   ------    -------    --------   ------    -------
           1994      $53,455    (3.1%)       87.0%    $8,023     (0.2%)      13.0%    $61,478    (2.7%)
           1993       55,147    (8.9%)       87.3%     8,039     (9.0%)      12.7%     63,186    (8.9%)
           1992       60,507     2.8%        87.3%     8,830      3.4%       12.7%     69,337     2.9%

PROGRAMMING SYSTEMS

Data I/O's broad line of Programming Systems includes a wide variety of systems, modules and accessories including both single-IC programmers, multiple-IC ("parallel") programmers, as well as automated handling systems which program, handle, and label ICs in high volumes. With this broad range of capabilities, Data I/O's systems can program the vast majority of the more than 6,000 different types of programmable ICs currently on the market for both engineering (prototyping) and manufacturing applications.

Because semiconductor manufacturers continually develop new programmable ICs, the Company continually updates its programmer line to provide support for the newest ICs. In addition to incorporating new IC support into the latest versions of its products, the Company packages and sells IC support updates to allow customers to keep their existing products current.

Data I/O works closely with all major semiconductor manufacturers of programmable ICs to ensure that the Company's Programming Systems use programming methodology that complies with each semiconductor manufacturer's specifications. The majority of these manufacturers perform some testing of Data I/O programming systems and issue a letter of certification indicating that the Data I/O programming system is able to program the semiconductor manufacturer's IC. In addition, many semiconductor manufacturers endorse Data I/O programming systems as equipment that they recommend for end-user applications as well as for use in their own development and production environments. These relationships enable Data I/O to keep its Programming Systems product line up to date with the latest technology and to provide end users with broad IC support.

IC PROGRAMMERS

The UniSite -TM- Universal Programmer, introduced in July 1986, is the Company's top-of-the-line programmer. The UniSite, based on Data I/O's proprietary pin-driver technology, allows any pin of any IC to perform any programming function. This gives the programmer its universality, allowing programming of each IC according to its unique specifications. In 1990, the Company enhanced UniSite by adding its proprietary universal socketing technology, which permits the programming of programmable integrated circuits in surface-mount packages. This very small and delicate package type can be mounted onto the surface of a circuit board without drilling holes through the circuit board for the IC pins. This allows ICs to be attached to both sides of the board, doubling the board's "real estate" for ICs and circuitry. Data I/O's socketing technology significantly reduces the need for costly and less efficient IC adapters for every different type of IC, and at the same time, reduces costly programming errors and IC damage.

The 2900 and 3900 Programming Systems, introduced in April 1990 and October 1991, respectively, use the same operating system as the UniSite and incorporate the Company's proprietary universal socketing technology. Both can program the most complex ICs. The 2900 is a highly-advanced mid-priced programmer that can program and test memory and logic ICs with up to 44 pins. The 3900 programs ICs with as many as 88 pins and provides added capability at a price between the mid-priced 2900 and the top-of-the-line UniSite. The introductions of the 2900 and 3900 represented the first two steps of the Company's strategy of broadening its product line to provide engineering and manufacturing solutions at a variety of price points.

The third step in broadening the product line was the ChipLab -TM- Project Programmer, introduced in August 1993. ChipLab is a programmer designed and priced for individual engineers purchasing a programmer for a specific project. This contrasts with the 2900/3900 and UniSite which are intended for groups or departments. ChipLab runs directly from an engineer's personal computer as a peripheral, and is designed to be intuitive and easy to use.

The UniSite, 2900, 3900 and ChipLab share a similar software architecture and are supported by Data I/O's proprietary programming development tool. This tool, licensed by Data I/O to leading semiconductor manufacturers, allows Data I/O and the manufacturers to work together efficiently and effectively to develop support for new ICs as quickly as possible. These semiconductor manufacturers use this tool to develop programming instructions for Data I/O programmers, enhancing both the time to market of their ICs, and Data I/O's support and enhancement efforts.

Data I/O's PSX1000 and PSX500 parallel programmers were introduced in 1992 to serve the needs of mid- and high-volume manufacturing users of programmable memory and microcontroller ICs. The PSX1000 and PSX500 can duplicate twenty or ten ICs at a time, respectively, and support numerous package types using Data I/O's proprietary socketing technology of low-cost interchangeable modules. A large number of the major electronic manufacturers and semiconductor manufacturers, who develop programmable memory or microcontrollers, use this product line because of its durability and high throughput.

The PSX400 introduced in December of 1994 is the Company's low-cost parallel programmer able to program eight ICs at a time. This replaced the 288A Multi-Programmer. The PSX400 addresses low-volume manufacturing, as well as engineering applications in which designers use several ICs on a single board and want to program them all in a single operation.

The BoardSite [Registrered Trademark] In-Circuit Programmer, introduced in November 1988, is a unique product that is designed to program or reprogram AN ENTIRE CIRCUIT BOARD full of programmable ICs while they are mounted on the board. This allows circuitry to be updated in the field, and also provides an alternative way for manufacturing operations to deal with programmable ICs. The product is available as a bench-top workstation or as a portable programmer for field applications.

AUTOMATED HANDLING SYSTEMS

Data I/O's ProMaster [Registered Trademark] line of equipment provides manufacturers with an automated method for handling, programming, testing and labeling programmable ICs whether the ICs are housed in conventional through hole or surface-mount packages. During manufacturing, the ProMaster's "pick-and-place" technology feeds the ICs out of their protective tubes; places them into the socket of the programmer; triggers programming; applies a label or marks the IC with a laser; sorts out the ICs which could not be programmed correctly; and loads good ICs back into tubes or onto special tape which is rolled onto reels. The ICs are then ready to be attached to printed circuit boards with other automated equipment.

The ProMaster 3000, introduced in January 1990, and the ProMaster 7000, introduced in July 1991, both address HIGH-THROUGHPUT NEEDS (a combination of volume and yield of good ICs) for programming, testing, labeling or marking programmable ICs. They both support conventional and surface-mount packages with proprietary socketing technology that offers customers highly reliable production capacity at a relatively low cost per IC. The ProMaster 3000 applies printed labels, while the ProMaster 7000 marks ICs with a laser. The ProMaster 7500, introduced in the fall of 1994, offers even higher speed and capacity by extending the ProMaster 7000 to include a second programmer allowing it to program two ICs at a time.

ProMaster 2500, introduced in September 1993, was the world's first fully-integrated system for automated programming, handling, labeling and testing of programmable ICs. Designed for medium-volume manufacturing applications, the 2500 supports both conventional through hole and popular surface-mount packages. The 2500 internalized and integrated the programmer inside the system unlike the other ProMaster models that connect an AutoSite programmer. It uses labels to mark the ICs and is the entry level priced automated handling system.

The ProMaster 9500, introduced in February 1995, is a new fine-pitch IC automated handling system created to address extremely high volume manufacturing of the new generation of highly miniaturized and fragile ICs.

The AutoSite -TM- Production Programmer, based on the Company's latest programming architecture, was introduced in April 1992. It was the Company's first IC programmer specifically designed to be connected to and integrated with automated handling systems. This programmer is connected to the ProMaster 3000, 7000 and 7500 and performs the programming function within these automated handling systems.

The Company also provides a complete line of labels for use with its automated programming systems. These labels are custom manufactured by Data I/O for the ProMaster 2500, the ProMaster 3000 and their predecessors, the ProMaster 2000 and the AutoLabel 1000.

COMPUTER PERIPHERAL EQUIPMENT

In December 1992 the Company introduced CardPro -TM-, a PC card drive for personal computers. This PC peripheral allows PC users to easily transfer the information stored on memory cards between their mobile computers (laptop and notebook computers, for example) and their desktop PCs.

PROGRAMMING SYSTEMS PRICING

The U.S. manufacturer's suggested list prices for Data I/O's IC programmers range from approximately $1,000 for the ChipLab to $23,000 for a fully configured UniSite Universal Programmer. The ProMaster 2500 automated handling system sells for approximately $45,000, while the ProMaster 7500 with tape and reel option, can sell for as much as $225,000. The new ProMaster 9500 will sell
for up to $400,000.   The Company's CardPro drives sell for less than $400.

SOFTWARE PRODUCTS

Data I/O's Software products include Synario -TM-, ABEL [Registered Trademark] and Engineering Capture System. Data I/O's strategy is to provide the designers and manufacturers of electronic systems with software tools which assist in developing designs for programmable logic ICs. The Company concentrates specifically on software products for: design entry, the process of describing the functions the IC needs to perform; and logic synthesis, the process of implementing those descriptions for the specific technology, features and functions of a particular IC.

The Company continually updates and upgrades its software to support new ICs offered by semiconductor manufacturers and to ensure compatibility with both new and existing computer systems. The Company sells software updates and upgrades to enable customers to take advantage of the latest ICs as they become available.

Historically, the Company focused on entry-level or mid-level, single-user design software tools. This gave engineers an easy way to describe how they wanted a particular PLD to behave, instead of having to draw the circuitry as schematics. When the Company introduced Synario Universal FPGA Design System in October 1993, it expanded into complete EDA design tool sets for more complex CPLDs and FPGAs, a type of very sophisticated and fast growing programmable logic IC. This Microsoft [Registered Trademark] Windows -TM- -based design environment automates the customization of CPLDs and FPGAs with a fully-integrated set of tools that support the complete design process. This includes: schematic capture (for portions of the design best described with schematic drawings); choices of behavioral design languages including VHSIC Hardware Description Language ("VHDL"), Verilog and ABEL; simulation software to allow engineers to simulate how a circuit will behave before it is programmed; and fully-integrated software written by semiconductor manufacturers to help implement the design correctly for each particular IC. Synario also incorporates a feature called Project Navigator, which allows designers to quickly adapt a design intended for one IC to a completely new or different IC by automatically restructuring the design process for the engineer. Synario is compatible with and uses the Company's ABEL language as one of its initial building blocks, allowing designers who are currently using ABEL to use their existing ABEL files and to more easily adapt to the Synario design environment.

ABEL (Advanced Boolean Expression Language), first released in March 1984, has become an industry standard behavioral design entry tool for PLDs and CPLDs. A 1992 study conducted by ELECTRONIC ENGINEERING TIMES showed that ABEL was the most popular PLD software design tool, used by more than 50% of the engineers designing with PLDs. The Company also sells as ABEL options, ABEL IC "fitters," which can further optimize or "fit" the design for the specific IC selected. The narrow focus of ABEL contrasts with Synario, which is a full-featured integrated design tool that encompasses schematic design, behavioral design, simulation and synthesis for PLDs, CPLDs, FPGAs and printed circuit board designs.

Engineering Capture System ("ECS") is a software design tool used to create schematic diagrams of specific programmable ICs or an entire printed circuit board. Designers may use ECS with other vendors' simulation and design tools that are needed for other steps in the design process. ECS replaced the Company's DOS-based FutureNet [Registered Trademark] Schematic Designer and has the additional capability of running in the Windows environment.

Several of the Company's Software products are licensed to other EDA and semiconductor companies through Original Equipment Manufacturer ("OEM") reseller agreements, whereby Data I/O products are bundled into the OEM's product offerings. The U.S. manufacturer's suggested list price of Data I/O's software products ranges from $495 for an entry-level version of ABEL up to $12,000 for a complete Synario system including the specialized software required for one family of semiconductor ICs.


MARKETS AND CUSTOMERS

The Company's products are used primarily by electronic equipment manufacturers in the design and manufacturing of equipment for industrial, commercial and military applications. The Company estimates that during 1994, it sold products to approximately 7,000 corporate accounts throughout the world, none of which accounted for more than 10% of the Company's net sales. None of the Company's independent distributors, resellers or OEMs accounted for more than 5% of the Company's net sales.

PROGRAMMING SYSTEMS

In terms of total revenue, the Company believes that the worldwide market for conventional IC programmers for engineering applications is slowly declining. A worldwide reduction in defense spending, shifts in electronic design engineering buying habits, and the recent recessionary conditions in many economies have all contributed to the decline of the market in recent periods.

Long-term trends are also contributing to this market decline. Over the last several years, advances in semiconductor processing technology have lowered the barriers to entry in the IC programmer business. New competitors enter the market regularly, each trying to carve out a niche, causing downward price pressure and lowering the customers' perception of an acceptable price for a conventional IC programmer. Technological improvements in personal computers and design software tools have caused engineering design teams to shift away from hardware tools to software design tools. Further, within the remaining hardware tools market, economic pressures are shifting demand away from higher-priced, full-featured universal programmers (which can program the vast majority of ICs on the market) toward lower-priced, project-specific programmers and single-point solutions. These industry changes are adversely affecting the Company, especially because in the past, Data I/O's product line has been heavily oriented toward hardware tools and, within hardware tools, toward the higher-priced universal IC programmers.

After researching these trends, the Company anticipates they will continue for the foreseeable future. As a result, the Company has developed and released a new low-cost product line (ChipLab); added an entry level parallel programmer (PSX400); reorganized the Company's distribution channels; and significantly reduced its overall cost structure.

In the electronic manufacturing market, the proliferation of hard-to-handle surface mount packages in a variety of types is causing a major worldwide trend toward automation and integration of manufacturing processes. In addition, service, corporate reputation and product reliability are considered key
decision-making factors for customers considering automation systems.   Data I/O
believes its line of parallel programmers and automated handling systems is well positioned to capitalize on these trends.

SOFTWARE PRODUCTS

The Company believes that, while the growth of the overall EDA market is nearly flat, the segment which the Company's products address is growing. As complex PLDs and FPGAs gain acceptance, Synario, ECS and ABEL should combine to increase the Company's software business over the long term. Anticipating growth, the Company has made significant investments in new product development over the last two years. New channels of distribution were also established in 1993 and 1994 to better facilitate this growth opportunity.


SALES AND CUSTOMER SUPPORT

During 1993 and 1994, the Company restructured its sales operations to better align the Company with its evolving markets and customers, and better position itself for the future. First, the Company decided strategically to change its worldwide software sales channel to specialized software value added resellers ("VARs"), which the Company believes are more appropriate for Windows-based EDA software such as Synario. The Company announced and began implementation of this change during the latter part of 1993, and its implementation is substantially complete. Second, the Company decided to sell its new low-cost ChipLab programmer through non-exclusive distributors and telesales which are more suitable for low-cost, higher-volume programmer sales. Third, the Company has expanded the use of its lower cost telesales operations. Fourth, to accommodate these strategic changes, the Company decreased its worldwide direct sales force. In Germany and the United Kingdom, where the Company has international subsidiaries, the Company relies primarily on independent sales representatives, rather than primarily on a direct sales force as in the past. The Company has also expanded its use of independent sales representatives in the U.S. and Canada.

U.S. SALES

The Company markets its products throughout the U.S. using a variety of sales channels including its own direct field sales organization, direct telesales organization, independent sales representatives, OEMs, VARs and retail distributors. The Company has made substantial changes to its sales channels during the past two years to better align the Company's products with the channel that most effectively reaches that product's particular customers. This has resulted in an increasing reliance on telesales, VARs and independent sales representatives to sell the Company's products. The Company's U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by the Company. VARs, OEMs and retail distributors purchase products directly from the Company for resale to customers. Sales are recognized by the Company at the time of shipment.

FOREIGN SALES

Foreign sales represented approximately 46% of net sales in 1994, 47% of net sales in 1993, and 50% of net sales in 1992. Foreign sales are made through the Company's wholly-owned subsidiaries in Japan, Germany, Canada and the United Kingdom, as well as independent distributors, VARs and sales representatives located in 30 other countries (see Note 11 of "Notes to Consolidated Financial Statements"). Sales made through foreign subsidiaries are denominated in local currency and recognized when the subsidiary ships to the end-user. The Company's independent foreign distributors and VARs purchase Data I/O products in U.S. dollars for resale; and the sale is recognized at the time of shipment to the distributor or VAR. Distributors and VARs are allowed to return a portion of their Data I/O product inventory for credit on future purchases, subject to limitations. As with U.S. sales representatives, sales made by international sales representatives are on an agency basis with shipments made directly to the customer by the Company. These sales are denominated in U.S. dollars and are recognized at the time of shipment.

Total foreign sales are determined by the geographic area into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to the Company's foreign distributors, VARs and representatives' customers. Foreign sales do not include transfers between the Company and its foreign subsidiaries. Export sales are subject to U.S. Department of Commerce regulations. The Company has not, however, experienced any difficulties to date as a result of these requirements.

Fluctuating exchange rates and other factors beyond the Company's control, such as international monetary stability, tariff and trade policies, and U.S. and foreign tax and economic policies, affect the level and profitability of foreign sales. The Company is unable to predict the effect of such factors on its business. The Company does hedge against certain currency exposures in order to minimize their impact.


COMPETITION

GENERAL

The programming systems and EDA software markets are highly competitive. Important competitive factors include product features, price, quality, reliability, performance, distribution channels, post sales support, service, and the ability to respond to rapid technological change with new and improved products. The Company believes its competitiveness depends on offering the most effective combination of these capabilities.

PROGRAMMING SYSTEMS

The Company believes that maintaining close relationships with programmable IC manufacturers, superior service, broad IC support and the critical mass of a large installed base will enable Data I/O to maintain its leading position in this marketplace. The Company does not expect its market share to grow dramatically, because much of the remaining market is fragmented both geographically and technologically. This situation will always allow smaller niche suppliers to exist and, in some markets, to thrive.

Although independent market information is not available, the Company believes that, based on information from: studies performed each year internally by the Company; a Company-commissioned outside consultant's market study; and market statistical information published by industry publication, ELECTRONIC ENGINEERING TIMES; it has between 40% and 45% of the worldwide market share of revenue for IC programmers in the design engineering segment. Based on information available, the Company believes approximately 15% to 20% of this market is served by vendor-specific IC programmers supplied by the semiconductor manufacturers themselves. The remainder of the market is divided among several dozen, mostly regional, competitors. The most significant of these competitors are BP Microsystems, Logical Devices, Stag Microsystems, System General, Hi-Lo and Minato. Today, the competition for programming business is based primarily on the breadth of IC support and price. Most new entrants compete based on price alone, because competing against the more established companies' IC support is quite expensive. The Company believes that its move into the low-cost portion of the market with ChipLab has increased market share for Data I/O because this moved the Company into a new market segment in which the Company's previous product line did not compete well.

The Company does not have independent market information but did commission a study to obtain limited market data for the parallel programmer market. Principle competitors in the parallel programmer market are Elan, Minato, Hi-Lo, Bytek, System General, Needham Electronics and SMS. The Company believes that other firms, particularly in specific geographic regions, hold the dominant share of this market. The Company believes this is primarily due to the Company historically not having competitive products at the low-cost end of the market. The Company believes that it is dominant in the high-volume end of the parallel programmer market.

The market for automated handling systems used in automated manufacturing operations is shared primarily by Data I/O and Exatron. Although Exatron does not offer complete system solutions, its partnerships with other IC programmer companies enable it to offer systems which can be configured by the customer. Even Data I/O IC programmers can be mated to Exatron automated handling systems. The most important competitive criteria for this market segment are product reliability, service, IC and package support, throughput, ease of use and cost of ownership. Data I/O believes its share of this market has grown significantly over the last two years, and recently, the market has begun to
grow rapidly.   Although the Company previously estimated that this market was at or near its peak, it now appears the expanded use of programmables in high volume manufacturing situations is fueling growth of this market.

SOFTWARE PRODUCTS

Prior to the Company's development and introduction in 1993 of its first full-featured EDA software system, Synario, the Company's line of software products was focused primarily on schematic capture and behavioral design tools for PLDs. As design software has become more sophisticated covering a broader range of design functions, the Company's older, more narrowly focused products have become increasingly used as front-end design tools in conjunction with other more expensive and sophisticated software design tools offered by other companies. Long presence in the market, a large installed base and on-going improvements to features and functions have kept the Company's software dominant in their niches of the design market. In addition, the Company has used OEMs which bundled the Company's software products with their own software tools to create a full-featured tool set. These OEM agreements have helped maintain ABEL's dominance for the PLD design niche. Increased competition and technology advancements have, however, led to significant price reductions over the years.

The Company developed Synario to address the industry's increasing demand for broad-based integrated EDA software tools for the newer more complex CPLDs and FPGAs. It also sought to arrest the erosion of the Company's Software market share by companies offering more complete lines of broad-based products. Principal competitors to Synario are products manufactured or distributed by Viewlogic Systems, Inc. and semiconductor manufacturer-specific development systems sold by Xilinx and Altera, although there are several other competitors with products for specific design applications.

ABEL, the Company's software for designing PLDs, has become an industry standard. The Company believes this reflects the fact that ABEL is the most "universal" tool in its market with support for the architectures of most major programmable logic manufacturers. Competitors of ABEL are products from MINC and Logical Devices.

The Company's ECS product is sold into a very competitive market. ECS' ability to run in the Windows environment gives it a strong competitive advantage for users adopting Windows as their operating environment. Principal competitors marketing products similar to ECS are Orcad and Viewlogic Systems, Inc.


MANUFACTURING AND BACKLOG

Data I/O operates two principal manufacturing operations. The facility in Redmond, Washington manufactures IC programmers including component parts assembly, final assembly and testing. The Company's automated handling equipment is produced at its manufacturing facility in Anaheim, California. The Company is in the process of moving and consolidating its Anaheim facility into its Redmond facility. This move is taking place in transitional steps starting in 1995 and is scheduled to be completed in the first half of 1996. The cost of this move and consolidation was provided for as part of the Company's restructuring charge.

During 1993, the Company decided to consolidate and out-source certain manufacturing processes. Implementation of these manufacturing process changes began in 1994 and is expected to be completed by the end of 1996. The cost of these manufacturing changes was provided for as part of the Company's restructuring charge.

In its manufacturing processes, the Company uses a combination of standard components, proprietary custom ICs and fabricated parts manufactured to Data I/O specifications. Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer subassemblies, custom ICs, hybrid circuits and connectors, are purchased from single sources. The Company's policy is to maintain substantial inventories of most single-source components; it believes that additional sources could be developed for present single-source components without significant difficulties in obtaining supplies. There can, however, be no assurance that single-source components will continue to be readily available.

Most product orders are scheduled for delivery within one to sixty days after receipt of order and, in accordance with industry practices, are subject to cancellation prior to shipment without penalty. To date, such cancellations have not had a material effect on the Company's sales volume. To meet customers' fast delivery requirements, Data I/O manufactures products based upon a combination of backlog and anticipated orders. The size of backlog at any particular date is not necessarily an indicator of the trend of the Company's business.


RESEARCH AND DEVELOPMENT

Because Data I/O's future growth is to a large extent dependent upon the timely development and introduction of new products and its extensive support of the latest programmable ICs, the Company is committed to a substantial research and development program. Research and Development activities include applied research, design of new products and continual enhancement and support of existing products. Data I/O has focused its efforts on applied rather than basic research, concentrating on technical innovation for long-term product requirements. The Company made expenditures for research and development of $9,227,000, $9,700,000, and $7,797,000 in 1994, 1993 and 1992, respectively, representing 15.0%, 15.4%, and 11.2% of net sales, respectively.

The Company has currently directed its main product development efforts toward: new versions of IC programmers to address the industry's shift toward lower-cost, project-oriented tools; expansion and enhancement of the automated handling systems product line; and enhancements for its new EDA Software products. Substantial engineering resources are also being devoted to developing updates and upgrades for both Programming Systems and Software products and providing IC support for new programmable ICs as they are introduced by semiconductor manufacturers.

PATENTS, COPYRIGHTS, TRADEMARKS AND LICENSES

Intellectual property rights applicable to various Data I/O products include patents, copyrights, trade secrets and trademarks. However, rather than depend on patents and copyrights, which are frequently outdated by the rapid technological advancements in the electronics industry, Data I/O relies primarily on product development, engineering, manufacturing and marketing skill to establish and protect its market position.

The Company attempts to protect its rights in proprietary software products by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in its licenses and by requiring its employees to execute non-disclosure agreements. The Company's software products are shipped in shrink wrapped packages on which notices are prominently displayed informing the end-user that, by breaking the seal of the packaging, the end-user agrees to be bound by the license agreement contained in the package. The license agreement includes limitations on the end-user's authorized use of the product, as well as restrictions on disclosure and transferability. The legal and practical enforceability and extent of liability for violations of license agreements that purport to become effective upon opening of a sealed package are unclear. The Company is not aware of any situation where a license agreement restricting an end user's authorized use of a licensed product resulted in enforcement action.

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, there is a possibility that portions of the Company's products might infringe upon existing patents or copyrights, and the Company may therefore be required to obtain licenses or discontinue the use of the infringing technology. In early 1993, the Company was advised by a customer of a claim by a third party that a portion of a software product supplied by the Company infringes one or more claims of a patent issued to such third party in late 1992. The Company investigated this claim and immediately advised the third party that it believes the claim is without merit and to this date has received no response. The Company believes that any exposure it may have regarding possible infringement claims is a reasonable business risk similar to that being assumed by other companies in the electronic equipment and software industries. However, any claim of infringement, if resolved against the Company, could adversely affect the Company's reputation, preclude it from offering certain products, and subject it to substantial liability.


EMPLOYEES

As of December 29, 1994, the Company had 379 total employees, of which 47 were located outside the U.S. Many of Data I/O's employees are highly skilled and the Company's continued success will depend in part upon its ability to attract and retain employees who are in great demand within the industry. At times, the Company, along with most other electronic equipment manufacturers and software developers, experiences difficulty in hiring and retaining experienced personnel. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees are represented by a collective bargaining unit and the Company believes relations with its employees are favorable.


ENVIRONMENTAL COMPLIANCE

The Company's facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment. Compliance with environmental laws has not had, nor is it expected to have, a material effect on capital expenditures, the financial position, the results of operations or the competitive position of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the executive officers of the Company as of March 1, 1995:

     Name                          Age                 Position
     ----                          ---                 --------

     William C. Erxleben           52                  President
                                                       Chief Executive Officer

     Steven M. Gordon              35                  Vice President
                                                       Finance and
                                                       Administration
                                                       Chief Financial Officer
                                                       Chief Accounting Officer
                                                       Secretary and Treasurer

     William J. Haydamack          52                  Vice President
                                                       General Manager, Design
                                                       Software

     Neil G. Mathison              47                  Vice President
                                                       Worldwide Sales and
                                                       Service

     J.T. Montgomery               53                  Director of Manufacturing

     Susan S. Webber               40                  Director of Quality and
                                                       Human Resources

William C. Erxleben joined the Company on October 29, 1993 in his present position. Mr. Erxleben has been a member of the Board of Directors of Data I/O since 1979. Prior to joining Data I/O, Mr. Erxleben had been a partner in the Seattle-based law firm of Lane Powell Spears Lubersky since March 1991. From March 1985 to March 1991 he was a partner with the Seattle law firm of Foster Pepper & Shefelman. Prior to that time, he was a member of the faculty of the University of Washington Graduate School of Business and the Regional Director of the Federal Trade Commission.

Steven M. Gordon was named Chief Financial Officer, Secretary and Treasurer on October 29, 1993. Mr. Gordon first joined Data I/O in April 1989 as Corporate Controller and Chief Accounting Officer. He was promoted to Vice President of Finance in May 1992. From May 1988 until joining Data I/O, Mr. Gordon served as Treasurer for Concept Health Group. Prior to that time Mr. Gordon held various management positions at American Health Group International and Ernst & Young.

William J. Haydamack joined the Company in August 1993 in his present position. From 1986 until joining the Company, Mr. Haydamack served in various senior management positions with Cadence Design Systems, an EDA software company. Prior to Cadence Design Systems, Mr. Haydamack served in management positions with Waferscale Integration, Inc., Hewlett Packard and General Dynamics.

Neil G. Mathison joined the Company in May 1992 in his present position. Prior to joining the Company, Mr. Mathison had been employed by Sun Microsystems since 1987. His most recent position was Vice President-Worldwide Business Development and Support. Prior to Sun Microsystems, Mr. Mathison was with Fairchild Semiconductor, Digital Equipment Corporation and the U.S. Navy.

J.T. Montgomery joined the Company in May 1994 in his present position. Prior to joining the Company, Mr. Montgomery had been employed by Interpoint Corporation, a manufacturer of power supplies and custom hybrid microcircuits, since 1986. His most recent position was Senior Vice President and General Manager, Custom Hybrid Division. Prior to Interpoint Corporation, Mr. Montgomery was with Product Planning Systems, Advanced Technology Laboratories and The Boeing Company.

Susan S. Webber joined the Company in April 1994 as Director of Quality and was given the responsibility for Human Resources in November of 1994. Prior to joining the Company, Ms. Webber had been employed by AG Communication Systems, a designer and manufacturer of telecommunications systems, since 1985. Her most recent position was Quality Director. Prior to AG Communication Systems, Ms. Webber was with Motorola and was an Assistant Professor with the University of Nebraska.

ITEM 2.        PROPERTIES

Data I/O's headquarters and principal facility is a 100,000 square foot building on approximately 79 acres of land, both owned in their entirety by the Company and located in Redmond, Washington. In September 1991, the Company engaged the services of a real estate broker and began a formal process of negotiating to sell excess land at its headquarters. This land has been classified as Land Held for Sale in the Company's financial statements. In June of 1992, as a result of compliance with a Sensitive Areas Ordinance enacted in July 1992 by the City of Redmond, Washington, which increased development restrictions relating to land classified as wetlands, the Company recorded a write-down of $2.6 million ($1.7 million after taxes) to the value of land effectively condemned by this ordinance. In addition, in December 1993 the Company recorded a $2.0 million write-down in the value of this land due to changes in valuation for commercial real estate comparable to the land held by Data I/O. See Note 4 of "Notes to Consolidated Financial Statements".

The Company currently leases approximately 20,000 square feet of space for its manufacturing facility in Anaheim, California. In addition, approximately 4,000 square feet of space is leased at two U.S. sales and service locations and approximately 22,000 square feet is leased at four foreign sales and service locations (see Note 8 of "Notes to Consolidated Financial Statements"). As part of the restructuring of its sales and distribution channels, the Company has plans to abandon approximately 6,000 square feet of space in the foreign sales and service locations (see Note 2 of "Notes to Consolidated Financial Statements").



ITEM 3.        LEGAL PROCEEDINGS

Nothing to report.



ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted for a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 29, 1994.





                                     PART II


ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

Reference is made to the unaudited information regarding market, market price range and dividend information appearing in Note 12 of "Notes to Consolidated Financial Statements."

ITEM 6.        SELECTED FIVE-YEAR FINANCIAL DATA

                                                                                      Year Ended
- --------------------------------------------------------------------------------------------------------------------------
                                                                 Dec. 29,    Dec. 30,    Dec. 31,    Dec. 26,    Dec. 27,
(in thousands, except employee and per share data)                 1994        1993      1992(1)       1991        1990
- --------------------------------------------------------------------------------------------------------------------------
For The Year:
   Net sales                                                     $61,478     $63,186     $69,337     $67,387     $60,631
   Gross margin                                                   33,094      31,775      39,292      38,824      35,319
   Research and development                                        9,227       9,700       7,797       7,911       6,678
   Selling, general and administrative                            20,032      26,094      26,872      25,524      24,082
   Provision for business restructuring (2)                                    6,120
   Operating income (loss)                                         3,835     (10,139)      4,623       5,389       4,559
   Non-operating expense                                             134       2,218         310         463         247
   Income (loss) before taxes, extraordinary item
      and cumulative effect of accounting change                   3,701     (12,357)      4,313       4,926       4,312
   Income tax expense (benefit)                                      975        (700)      1,445       1,897       1,690
   Income (loss) before extraordinary item and
      cumulative effect of accounting change                       2,726    (11,657)      2,868       3,029       2,622
   Extraordinary item, net of tax (3)                                                     (1,675)
   Cumulative effect of accounting change (4)                                    400
   Net income (loss)                                             $  2,726    ($11,257)    $1,193      $3,029      $2,622
- --------------------------------------------------------------------------------------------------------------------------
AT YEAR-END:
   Working capital                                               $10,038      $3,582      $9,940      $5,174      $4,590
   Total assets                                                  $43,487     $43,025     $49,702     $46,730     $43,817
   Long-term debt (5)                                            $ 1,500      $1,500
   Total debt                                                    $ 1,940      $3,867      $3,422      $3,219      $2,944
   Stockholders' equity                                          $24,343     $21,183     $31,343     $29,377     $25,602
   Number of employees                                               379         445         517         487         482
- --------------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA:
   Earnings per share-
     Income (loss) before extraordinary item and
        cumulative effect of accounting change                     $0.37      ($1.63)      $0.40       $0.44       $0.39
     Net income (loss)                                             $0.37      ($1.57)      $0.17       $0.44       $0.39
   Book value per share                                            $3.28       $2.92       $4.46       $4.35       $3.83
   Shares outstanding                                              7,432       7,250       7,030       6,749       6,677
   Weighted average shares outstanding                             7,420       7,170       7,117       6,900       6,710
- --------------------------------------------------------------------------------------------------------------------------
KEY RATIOS:
   Current ratio                                                     1.6         1.2         1.6         1.3         1.3
   Gross margin to sales                                           53.8%       50.3%       56.7%       57.6%       58.3%
   Operating income (loss) to sales                                 6.2%      (16.0%)       6.7%        8.0%        7.5%
   Net income (loss) to sales  (6)                                  4.4%      (18.4%)       4.1%        4.5%        4.3%
   Return on average total assets  (6)                              6.4%      (23.7%)       6.1%        6.7%        6.2%
   Return on average stockholders' equity  (6)                     12.3%      (39.3%)       9.5%       11.1%       11.1%
- --------------------------------------------------------------------------------------------------------------------------

FOOTNOTES:
(1)  Fiscal 1992 was a 53 week year.
(2) For further discussion, see Note 2 of "Notes to Consolidated Financial Statements."
(3) For further discussion, see Note 4 of "Notes to Consolidated Financial Statements."
(4) For further discussion, see Note 10 of "Notes to Consolidated Financial Statements."
(5) For further discussion, see Note 7 of "Notes to Consolidated Financial Statements."
(6) Computed based on net income (loss) before cumulative effect of accounting change and extraordinary item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


NET SALES

(In thousands)      1994      Change         1993      Change         1992
- -------------------------------------------------------------------------------
Net sales        $61,478      (2.7%)      $63,186      (8.9%)      $69,337
- -------------------------------------------------------------------------------

1994 VS. 1993

Sales of the Company's Programming Systems products declined 3.1% while sales of Software products were approximately flat in 1994 compared to 1993. Sales in the U.S. decreased 2.4% while international sales decreased 3.1%. Sales in the U.S. accounted for approximately 54% of the Company's sales in 1994 compared to 53% in 1993. The increase as a percentage of total sales in the Company's sales to U.S. customers resulted primarily from the continued economic weakness in the Japanese and German markets during 1994.

The Company experienced quarterly year over year revenue growth of 4.5% and 3.3% for the third and fourth quarters of 1994 compared to 1993 due primarily to increased sales of automated handling systems. For the year, decreased sales in the first half of 1994 compared to 1993 offset the second half sales growth for an overall decline in sales of 2.7%. The 1994 sales decline was due primarily to a decline in sales of the Company's traditional line of IC programmers offset by increased sales of the Company's automated handling systems for the manufacturing environment.

Net sales for 1994 in the Company's traditional line of IC programmers declined by $5.9 million or 13.1% over 1993. The Company experienced decreased sales for nearly all of the products in this product line, except for the low-priced ChipLab. This reflects the continuing market shift toward lower-priced project-specific programmers and away from higher-priced, full-featured universal programmers. In addition, the Company believes that there has been a shift in the demand for tools by engineering design teams in favor of increased software design tools to automate portions of the design process and work with the increased IC complexity and functionality. Finally, the Company believes that advances in semiconductor processing technology have lowered the barriers to entry in the programmer business over the last several years. This has caused new market entrants to appear regularly, each trying to carve out a niche. New entrants cause downward price pressure and each cycle of new competitors lowers the acceptable price of a conventional IC programmer in the customer's view.

These industry changes had, and are continuing to have, an adverse effect on the Company's programmer sales and gross margins, especially because the Company's products historically have been oriented toward hardware tools and, within hardware tools, toward higher-priced universal IC programmers. However, the Company believes the trends toward low-cost IC programmers, EDA tools and automated handling systems will eventually mean increased sales of its new products ChipLab, Synario, ProMaster 7500, ProMaster 2500 and the ProMaster 9500.

Sales of the Company's automated handling systems for the manufacturing environment increased by approximately 40.3% in 1994 compared to 1993. The Company believes this growth is due to a trend toward the expanded use of programmable ICs in high volume manufacturing situations. The Company believes this trend is due to a reduction in the relative cost of programmable ICs relative to fixed ICs; manufacturer's desire to improve the time-to-market for new and improved products, and the ICs increased functionality and miniaturization. The Company believes this trend will continue contributing to further growth and expansion of this market. As this is a newer market focus for the Company, the Company's participation in this growth depends upon the market's acceptance of its new products; its ability to understand and meet the changing needs of this market; and its response to and development of changes in technology. The automated handling systems product line accounted for approximately 24% of revenues in 1994 compared to 16% in 1993. A market shift in the ProMaster product mix toward higher priced models also contributed to the sales increase. The Company's new products, ProMaster 7500, ProMaster 2500 and Tape and Reel, provided approximately 70% of this growth during 1994.

Sales of the Company's Software products were approximately flat in 1994 compared to 1993. Although the Company's new Synario software product provided incremental sales increases, this was offset by declines of the Company's ABEL and FutureNet products due to competitive pricing pressures and lower unit sales. While software product sales declined for the first three quarters of 1994 compared to 1993, the fourth quarter reflected a 14.5% increase. The Company believes that the strategic decision in 1993 to change its software sales channel to value-added resellers, which it believes are more appropriate for Windows-based software, continued to have a negative transitional impact during early 1994. In addition, this change resulted in lower net sales by the Company as it receives lower wholesaler/distributor pricing instead of direct/retail sales pricing. The change in the industry demand toward greater usage of software products has not yet had a significant impact on the Company's software products, which have historically been oriented to more fundamental schematic capture and behavioral design tools. This has changed with the introduction of Synario, which is targeted at the above-described market demand.

1993 VS. 1992

Sales of the Company's Programming Systems products declined 8.9%, while sales of Software products declined 9.0% in 1993 compared to 1992. Sales in the U.S. decreased 3.1%, while international sales decreased 14.7%. As a result of these geographical changes, sales in the U.S. accounted for approximately 53% of the Company's sales in 1993, compared to 50% in 1992.

The Company experienced decreased sales in 1993 for nearly all of its products compared to 1992. The exceptions being newly introduced products, such as the PSX Parallel Programmers, which replaced the S1000; ChipLab, which replaced the Model 212; and Synario, the Company's new software product. However, as ChipLab and Synario were not released until late 1993, their impact on total sales was minimal. The Company believes the decline in net sales in 1993 is primarily due to the combination of: continued economic recessions in Japan and Europe; decreased worldwide military spending; and increasing customer preference for lower-priced products.

The major factors contributing to the decline in the Company's sales of Programming Systems were the economic difficulties experienced in both Japan and Europe, coupled with a trend away from high-priced, full-featured universal programmers toward lower-priced, project-specific products. Indicative of this trend is the 8.9% decline in revenues during 1993, while total unit sales remained approximately flat with those in 1992. In addition to these factors, the Company believes there has been a shift in the demand for tools by engineering design teams in favor of increased software design tools. Also, as discussed above, advances in semiconductor processing technology have contributed to increased competition. These industry changes had an adverse effect on the Company's programmer sales and gross margins.

Sales of the Company's Software products declined primarily due to further price decreases for the Company's FutureNet product, the impact of recessionary economic conditions in Japan and changes made in 1993 to the Software sales channel. In anticipation of future Software sales for the Company's new Synario software product, which was released in October 1993, the Company decided strategically to change its Software sales channel to value-added resellers and pre-introduced Synario at the DAC trade show in June 1993. The Company believes that these steps had a negative transitional impact on Software sales during the second half of 1993.

The increase as a percentage of total sales in the Company's sales to U.S. customers resulted primarily from the cyclical economic downturn in Japan and Europe during 1993. These conditions were partially offset by the favorable net impact to sales from changes in year-over-year exchange rates on sales made by the Company's international subsidiaries.


GROSS MARGIN

(In thousands)      1994      Change         1993      Change         1992
- -------------------------------------------------------------------------------
Gross margin     $33,094        4.2%      $31,775      (19.1%)     $39,292

Percentage of
net sales          53.8%                    50.3%                    56.7%
- -------------------------------------------------------------------------------

1994 VS. 1993

The gross margin increased in both dollars and as a percentage of sales during 1994 compared to 1993 despite the decline in sales. The Company's gross margin in 1993 was depressed due to increased reserves for excess and obsolete inventories. The Company's restructuring reduced costs in its manufacturing, service and distribution operations improving margins in 1994. In addition, the Company experienced improved gross margins on the automated handling system products in 1994 due to increased volume and a shift toward higher-priced models.

Offsetting a portion of these gross margin improvements are the lower sales volume and a shift from higher priced to lower priced programmers in the Company's traditional IC programmer line. The lower sales in Japan and Germany also unfavorably impacted gross margins as the Company generally receives higher gross margins on sales to these countries.

1993 VS. 1992

The decrease in gross margin as a percentage of net sales was primarily attributable to a shift in product mix of sales, lower production volume, decreases in prices for certain products and increases in reserves for excess and obsolete inventories. The Company experienced significant sales declines for its higher-priced, higher-margin products, while sales growth came primarily from lower-priced and lower-margin products, such as PSX and ChipLab which were introduced during 1993. The Company believes a large contributing factor to this change in sales mix was a shift in industry demand for hardware tools away from higher-priced universal programmers toward lower-cost, project-specific programmers. Lower production volumes negatively impacted gross margin percentage as manufacturing overhead costs were spread over the lower production volume, thereby increasing the overhead rate as a percentage of total cost of sales. These negative factors significantly exceeded the favorable impact of higher margins realized on sales of automated handling systems, in contrast to the distributor margins received on this equipment in 1992 prior to the purchase of Quality Automation, Inc. and Q.A. Engineering, Inc. (collectively "QA") in September 1992.


RESEARCH AND DEVELOPMENT

(In thousands)      1994      Change         1993      Change         1992
- -------------------------------------------------------------------------------
Research and
development       $9,227      (4.9%)       $9,700       24.4%       $7,797

Percentage of
net sales          15.0%                    15.4%                    11.2%
- -------------------------------------------------------------------------------

1994 VS. 1993

Research spending declined slightly both in dollars and as a percentage of sales. The decline is primarily due to personnel reductions made as a part of the Company's restructuring. The Company focused its research and development efforts in 1994 on its strategic growth markets, namely automated handling systems, Windows-based EDA software design tools and low-priced application specific IC programmers and expects to continue this focus in the future. The Company believes that it is essential to invest in research and development to support its existing products and to create new products as markets develop and technologies changes.

1993 VS. 1992

Increased research and development spending during 1993 resulted from a combination of the Company's acquisition of QA in September 1992, increased development spending on new products to expand the software product line, and additional development and support needed for enhancements and improvements to existing products to respond to changes within the industry.


SELLING, GENERAL AND ADMINISTRATIVE

(In thousands)           1994      Change         1993      Change         1992
- -------------------------------------------------------------------------------
Selling, general and
administrative        $20,032      (23.2%)     $26,094      (2.9%)      $26,872

Percentage of
net sales              32.6%                    41.3%                    38.8%
- -------------------------------------------------------------------------------

1994 VS. 1993

The decrease in selling general and administrative expenditures in 1994 was due primarily to the restructure efforts which reduced the number of personnel worldwide and focused on matching cost effective sales channels to our products and markets. These reductions were partially offset by performance bonuses and incentive compensation which were not incurred in 1993.

1993 VS. 1992

The decrease in selling, general and administrative expenditures in 1993 was due to the absence of profit sharing and incentive compensation expense in 1993 as a result of the Company's operating loss. Partially offsetting this cost decrease were a full year's costs associated with the operations of QA, which the Company acquired in September 1992; the creation of new general manager positions for each of the Company's operating units in mid 1993; establishing a corporate-sponsored marketing effort in Europe; costs incurred to establish new sales channels for ChipLab and the Company's software products, including recruiting, contracting with and training the new software VAR sales channels; and the amortization of other assets which were acquired in connection with the purchase of QA and CAD/CAM Group, Inc. ("CAD/CAM").


BUSINESS RESTRUCTURING PROGRESS

During the fourth quarter of 1993, the Company recorded a pretax charge of $6.1 million related to the restructure of its sales and distribution channels; downsizing its operations to a level consistent with anticipated lower sales and product margins; and to consolidate and outsource certain manufacturing processes. The purpose of the restructure was primarily to reduce expenses and significantly lower the Company's break-even point in reaction to the 1993 reduced sales and gross margins explained above. Additionally, the Company made several strategic changes to its sales and distribution channels to better align distribution of the Company's current and anticipated future products to their markets and customers. The general downsizing of operations and restructuring of the sales and distribution system were substantially completed at December 29, 1994. The Company began implementation of the planned changes to its manufacturing processes in the first quarter of 1994 for completion by the end of 1996. The Company will begin the process of consolidating its Anaheim, California manufacturing facility into its Redmond, Washington facility in the second quarter of 1995 for completion in the first half of 1996.

Of the total restructure charge of $6.1 million, $2.1 million relates to restructuring the sales and distribution system, including severance for terminated employees, facilities and equipment lease abandonment, facilities relocation costs, the write-off of intangible assets associated with the acquisition and setup of direct sales operations in Germany and the United Kingdom, and costs associated with implementing new accounting and distribution systems and processes; $2.0 million relates to the consolidation and outsourcing of certain portions of the Company's manufacturing operations, including the write-down of production equipment to net realizable value, severance for terminated employees, facility relocation costs, and costs associated with outsourcing certain manufacturing processes; and the remaining $2.0 million relates to general organizational downsizing, including severance for terminated employees, asset write-downs and costs associated with rearrangement of facilities.

Of the total $6.1 million restructuring charge, the Company paid approximately $1.5 million in cash in 1993 (including approximately $300,000 of previously accrued vacation and pension payments), and paid approximately $2.1 million in 1994 (including approximately $200,000 of previously accrued vacation and pension payments), and expects to pay approximately $1.1 million in 1995 and $800,000 thereafter. The Company expects to fund these cash payments from internally generated funds and, if necessary, borrowings on its lines of credit. In addition, in 1993 the Company recorded approximately $1.1 million in asset write-downs related to its restructuring.

The combined effects of all the restructuring activities included a worldwide reduction of the Company's workforce by approximately 28% or 145 employees. The costs associated with the workforce reduction including severance and benefits totaled approximately $2.9 million, plus cash payments for previously accrued vacation and pension benefits of approximately $700,000. The balance of the restructure charges related to facility and equipment lease abandonment of $550,000, facility relocation and rearrangement costs of $900,000, assets write-downs, including inventory, equipment and intangibles, of $1.1 million, $100,000 associated with new accounting and distribution systems, the costs associated with the outsourcing of certain manufacturing processes of $400,000, and professional fees of $150,000.

In the aggregate, the restructuring of the Company's operations reduced total costs and expenses by a net of $7 million in 1994, with approximately $6.6 million of the savings attributable to reduced employee costs, approximately $200,000 due to reduced facility and equipment lease expense, and approximately $200,000 due to reduced depreciation and amortization.

In addition to the actions described above, the Company implemented a temporary pay and work week reduction of 10% for all U.S. employees for the period January 1, 1994 through February 28, 1994. The Company realized savings of approximately $250,000 in salary costs related to this reduction.


INTEREST

(In thousands)           1994      Change         1993      Change         1992
- -------------------------------------------------------------------------------
Interest income          $144      433.3%          $27      (35.7%)         $42

Interest expense         $273      (14.2%)        $318       16.1%         $274

- -------------------------------------------------------------------------------

1994 VS. 1993

Net interest expense decreased in 1994 to $129,000. This decline relates to increased interest income from investment of higher cash balances and to decreased average borrowings on the Company's lines of credit.

1993 VS. 1992

Net interest expense increased slightly in 1993 to $291,000. This increase relates to increased average borrowings during 1993, primarily due to the funding of the purchase of QA and CAD/CAM and the losses sustained during the year.


ADJUSTMENT OF CARRYING VALUE OF LAND HELD FOR SALE

Due to the changes in valuation for commercial real estate comparable to the land held by Data I/O, the Company recorded a $2.0 million valuation reserve against the land held for sale at December 30, 1993. The Company has and intends to continue to market this excess land. See Note 4 of "Notes to Consolidated Financial Statements."


INCOME TAXES

(In thousands)           1994      Change         1993      Change         1992
- -------------------------------------------------------------------------------
Income tax expense
(benefit)                $975        N/A        ($700)        N/A        $1,445

Effective tax (benefit)
rate                     26.3%                   (5.7%)                    33.5%
- -------------------------------------------------------------------------------

1994 VS. 1993

The effective income tax rate for 1994 differed from the statutory 34% tax rate primarily due to reversal of tax valuation reserves established in 1993. The valuation reserves reversed due to the Company utilizing foreign subsidiary loss carryforwards and the ability to offset reversing temporary differences against the 1994 income. See Note 10 of "Notes to Consolidated Financial Statements."

The Company has valuation allowances of $3,358,000 at December 29, 1994 which may continue to reverse in 1995 after the Company has recorded pre-tax income in excess of $1.5 million. In 1996, the criteria that requires the Company to maintain its valuation allowance will be less restrictive if the Company has three years of cumulatively profitable operations. The Company believes this may allow further reductions in the valuation allowance for deferred tax assets.
The potential reversal of these valuation allowances may significantly reduce the Company's effective tax rate in the future.

The Company has been notified by the Internal Revenue Service that an examination of the Company's 1992 federal income tax returns will take place. The Company believes that adequate income tax accruals have been provided for all years.

1993 VS. 1992

The effective income tax rate for the 1993 loss benefit was reduced primarily due to valuation reserves established for deferred tax assets. Valuation reserves were increased during 1993, due to the loss generated during the year and the increased uncertainty of the Company's ability to utilize the benefits from its deferred tax assets, particularly net operating loss carryforwards. The valuation reserves were set up for net operating loss carryforwards of foreign subsidiaries and as a result of an assessment of the benefit obtainable for deferred tax assets. The benefit was limited to temporary differences of $4.5 million, which are expected to result in loss carryback benefits when they reverse. These temporary differences relate primarily to restructure charges becoming tax deductions when paid. The benefit of these future carrybacks was limited by the alternative minimum tax (see Note 10 of "Notes to Consolidated Financial Statements").

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," was adopted during 1993 and the cumulative benefit of $400,000 was included in net income as the cumulative effect of accounting change (see Note 10 of "Notes to Consolidated Financial Statements").


NET INCOME AND EARNINGS PER SHARE

(In thousands except
per share data))         1994      Change         1993      Change         1992
- -------------------------------------------------------------------------------
Before extraordinary item and cumulative effect of accounting change:

   Income (loss)      $2,726         N/A       ($11,657)     N/A         $2,868

   Percentage of
   net sales           4.4%                     (18.4%)                   4.1%

   Earnings (loss)
   per share           $0.37         N/A        ($1.63)      N/A          $0.40


Net income (loss)     $2,726         N/A       ($11,257)     N/A         $1,193

Earnings (loss)
per share             $0.37          N/A        ($1.57)      N/A         $0.17
- -------------------------------------------------------------------------------

1994 VS. 1993

The change in the Company's profitability before extraordinary item and cumulative effect of accounting change was due primarily to the reduced operating expenses and costs of goods sold resulting from the Company's restructure of its operations.

1993 VS. 1992

The change in the Company's profitability before extraordinary item and cumulative effect of accounting change was due primarily to the provision for business restructuring of $6.1 million, the downward revaluation of the carrying value of land held for sale of $2.0 million and the reduced effective income tax rate. Excluding the provision for business restructuring, operating income decreased $8.6 million in 1993 compared to 1992, primarily due to the combination of decreased net sales coupled with an increase in cost of goods sold and increased investment in research and development activities throughout 1993.

INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

In the past, the Company has been able to offset the impact of inflation through efficiency increases and price adjustments. Heightened competition has made the Company's products more price competitive and has diminished its ability to offset the impacts of inflation.

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary's local currency and translated into U.S. dollar amounts at average rates of exchange during the year. Exchange rates impact absolute U.S. dollar amounts but do not impact the percentage of net sales ratios. As only approximately one-third of the Company's sales are made by foreign subsidiaries, and independent currency fluctuations tend to minimize the effect of any individual currency exchange, foreign currency rates have not significantly impacted the Company's financial results. Additionally, the Company hedges its foreign currency exposure on the sales of inventory and certain loans, to its foreign subsidiaries through the use of foreign exchange contracts. See Note 1 of "Notes to Consolidated Financial Statements."


FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES


(In thousands)           1994      Change         1993       Change        1992
- -------------------------------------------------------------------------------
Working capital       $10,038      $6,456        $3,582     ($6,358)     $9,940

Total debt             $1,940     ($1,927)       $3,867        $445      $3,422
- -------------------------------------------------------------------------------

Working capital increased during 1994 primarily due to funds provided by operations, which is net of $1.9 million of restructure related expenditures.

The Company reduced inventory levels by approximately $1.3 million or 16% during 1994. This was done as a continuing part of a 1993 change in the Company's inventory stocking policies and procedures aimed at better aligning the inventory level to the sales volume, while maintaining appropriate product delivery lead times. The Company collected approximately $1.6 million of tax refunds during 1994. The Company also recorded increases in its deferred revenue on the sales of annual maintenance and update contracts of $900,000 during 1994. These resources have been used to reduce the level of bank borrowings by $1.9 million; fund the Company's trade accounts receivable increase of $800,000, or 8%, reflecting the quarterly rise in sales for the fourth quarter of 1994 compared to 1993; and build the Company's cash position from $1.7 million to $7.3 million during 1994.

As of December 29, 1994, the Company had total debt of $1.9 million or approximately 8% of its $24.3 million in equity. Of this total, approximately $440,000 is current debt, consisting entirely of borrowings on its foreign line of credit. The $1.5 million of long term debt consists of a note due in 1998 for the balance of the purchase price for CAD/CAM (see Note 6 of "Notes to Consolidated Financial Statements"). At December 29, 1994, the Company also had an unused $8.0 million U.S. line of credit maturing in May 1995 under which borrowings would be charged interest at the bank's published Prime rate or the Libor rate plus 150 basis points.

The foreign line of credit of $1.5 million matures in August 1995. Historically, this debt and the U.S. line of credit, have been structured as short-term and have been continuously renewed on their maturity dates. The Company currently expects to be able to renew these lines of credit on maturity under substantially the same terms as those presently in place. No assurances can be made, however, in regard to the renewal of these agreements, if the Company again experiences losses.

The Company estimates that capital expenditures for property, plant and equipment during 1995 will be approximately $2.0 million. Such expenditures are currently expected to be funded from internally generated funds and, if necessary, borrowings from the Company's existing credit lines. Although the Company fully expects that such expenditures will be made, it has commitments for only a small portion of these amounts.

At December 29, 1994, the Company's material short-term unused sources of liquidity consisted of approximately $7.3 million in cash and cash equivalents and available borrowings of $8.0 million under its U.S. line of credit and approximately

$1.1 million under its foreign line of credit. The Company also expects to receive an approximate $400,000 tax refund in 1995 relating to a carryback of tax losses incurred in 1994 to earlier years. Assuming that the Company does not experience further significant declines in sales, the Company believes these sources will be sufficient to fund, during 1995, working capital needs, service existing debt, finance planned capital acquisitions and fund its remaining restructure costs. Additional capital will also be provided if the Company successfully disposes of its land held for sale (see Note 4 of "Notes to Consolidated Financial Statements").


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages  24 through 40.

- -------------------------------------------------------------------------------
             R E P O R T   O F   E R N S T   &   Y O U N G   L L P ,
                     I N D E P E N D E N T   A U D I T O R S
- -------------------------------------------------------------------------------
Board of Directors and Stockholders
Data I/O Corporation

We have audited the accompanying consolidated balance sheets of Data I/O Corporation as of December 29, 1994, and December 30, 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(A). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data I/O Corporation at December 29, 1994, and December 30, 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 of "Notes to Consolidated Financial Statements," in 1993 the Company changed its method of accounting for income taxes.

Seattle, Washington                                     //S// ERNST & YOUNG LLP
February 9, 1995                                              ERNST & YOUNG LLP

- -------------------------------------------------------------------------------
                     R E P O R T   O F   M A N A G E M E N T
- -------------------------------------------------------------------------------
Management is responsible for preparing the Company's financial statements and related information that appears in this annual report on Form 10-K. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of its operations in conformity with generally accepted accounting principles. Management has included in the Company's financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

The Company maintains a system of internal accounting policies, procedures and controls intended to provide reasonable assurance, at appropriate cost, that transactions are executed in accordance with Company authorization and are properly recorded and reported in the financial statements, and that assets are adequately safeguarded.

Independent audits of the Company's financial statements are performed in accordance with generally accepted auditing standards and provide an objective, independent review of the fairness of reported financial condition and results of operations.

The Board of Directors of the Company has an Audit Committee composed of non-management Directors. The Committee meets with financial management and the independent auditors to review internal accounting controls and accounting, auditing and financial reporting matters.


//S// WILLIAM C. ERXLEBEN                                 //S// STEVEN M. GORDON
WILLIAM C. ERXLEBEN                                             STEVEN M. GORDON
President                                                         Vice President
Chief Executive Officer                               Finance and Administration
                                                         Chief Financial Officer
                                                        Chief Accounting Officer
                                                         Secretary and Treasurer


                               DATA I/O CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS

- ---------------------------------------------------------------------------------------------------------------
                                                            Dec. 29,            Dec. 30,            Dec. 31,
FOR THE YEARS ENDED                                           1994                1993                1992
- ---------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Net sales                                                   $61,478              $63,186            $69,337
Cost of goods sold                                           28,384               31,411             30,045
                                                            -------              -------            -------
Gross margin                                                 33,094               31,775             39,292

Operating expenses:
  Research and development                                    9,227                9,700              7,797
  Selling, general and administrative                        20,032               26,094             26,872
  Provision for business restructuring                                             6,120
                                                            -------              -------            -------
      Total operating expenses                               29,259               41,914             34,669
                                                            -------              -------            -------

      Operating income (loss)                                 3,835              (10,139)             4,623


Non-operating expense:
  Interest income                                              (144)                 (27)               (42)
  Interest expense                                              273                  318                274
  Foreign currency exchange                                       5                  (73)                78
  Adjustment of carrying value of land held for sale                               2,000
                                                            -------              -------            -------
     Total non-operating expense                                134                2,218                310
                                                            -------              -------            -------

  Income (loss) before income taxes, extraordinary item
     cumulative effect of accounting change                   3,701              (12,357)             4,313

Income tax expense (benefit)                                    975                 (700)             1,445
                                                            -------              -------            -------
  Income (loss) before extraordinary item and
     cumulative effect of accounting change                   2,726              (11,657)             2,868

Extraordinary item, net of income taxes of $925                                                      (1,675)
Cumulative effect of accounting change                                               400
                                                            -------              -------            -------
  Net income (loss)                                          $2,726             ($11,257)            $1,193
                                                            -------              -------            -------
                                                            -------              -------            -------

Earnings per share:
  Income (loss) before extraordinary item and
     cumulative effect of accounting change                   $0.37               ($1.63)             $0.40

  Extraordinary item                                                                                 ($0.23)
  Cumulative effect of accounting change                                           $0.06
                                                            -------              -------            -------
  Net income (loss)                                           $0.37               ($1.57)             $0.17
                                                            -------              -------            -------
                                                            -------              -------            -------

Weighted average shares outstanding                           7,420                7,170              7,117
                                                            -------              -------            -------
                                                            -------              -------            -------


See notes to consolidated financial statements.


                                   DATA I/O CORPORATION

                               CONSOLIDATED BALANCE SHEETS

- ------------------------------------------------------------------------------------------
                                                            Dec. 29,             Dec. 30,
                                                              1994                 1993
- ------------------------------------------------------------------------------------------
(In thousands, except share data)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                  $7,279              $1,704
  Trade accounts receivable,
     less allowance for doubtful
     accounts of $277 and $332, respectively                 10,145               9,364
  Inventories                                                 6,937               8,282
  Recoverable income taxes                                      453               1,689
  Deferred income taxes                                         675               1,475
  Other current assets                                        1,361                 687
                                                             ------              ------
     TOTAL CURRENT ASSETS                                    26,850              23,201

Land held for sale                                            2,006               1,983
Property, plant and equipment - net                          10,737              12,200
Other assets                                                  3,894               5,641
                                                            -------             -------
     TOTAL ASSETS                                           $43,487             $43,025
                                                            -------             -------

                                                            -------             -------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                           $1,908              $1,267
  Accrued compensation                                        3,460               3,634
  Deferred revenue                                            5,331               4,383
  Other accrued liabilities                                   2,786               3,171
  Accrued costs of business restructuring                     1,890               3,826
  Income taxes payable                                          997                 971
  Notes payable                                                 440               2,367
                                                            -------             -------
     TOTAL CURRENT LIABILITIES                               16,812              19,619

LONG TERM DEBT                                                1,500               1,500
LONG TERM OTHER PAYABLES                                        361                 323
DEFERRED INCOME TAXES                                           471                 400

COMMITMENTS (Note 8)

STOCKHOLDERS' EQUITY:
  Preferred stock -
   Authorized, 5,000,000 shares, including
     200,000 shares of Series A Junior Participating
   Issued and outstanding, none
  Common stock, at stated value -
   Authorized, 30,000,000 shares
   Issued and outstanding, 7,431,901
     and 7,250,036 shares, respectively                      20,729              20,242
  Retained earnings                                           3,185                 459
  Currency translation adjustments                              429                 482
                                                            -------             -------
     TOTAL STOCKHOLDERS' EQUITY                              24,343              21,183

                                                            -------             -------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $43,487             $43,025
                                                            -------             -------
                                                            -------             -------

See notes to consolidated financial statements


                          DATA I/O CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS

- ---------------------------------------------------------------------------------------------------------
                                                       Dec. 19,            Dec. 30,            Dec. 31,
For the years ended                                      1994                1993                1992
- ---------------------------------------------------------------------------------------------------------
(In thousands)
OPERATING ACTIVITIES:
  Net income (loss)                                    $2,726              ($11,257)           $1,193
  Adjustments to reconcile income (loss)
   to net cash provided by operating activities:
     Depreciation and amortization                      4,671                 4,860             3,598
     Stock option compensation expense                                                             80
     Adjustment of carrying value of land held
      for sale                                                               2,000              1,675
     Income and deferred income taxes                   2,133                 (533)              (305)
     Cumulative effect of accounting change                                   (400)
     Business restructure                              (1,936)               4,955
     Deferred revenue                                     921                  468                464
     Changes in current items other
      than cash and cash equivalents:
       Trade accounts receivable                         (741)               3,518                171
       Inventories                                      1,345                2,393             (3,501)
       Other current assets                              (218)                  48                 (9)
       Accounts payable and accrued liabilities            54               (1,451)               318
                                                       -------              -------             ------
  Cash provided by operating activities                 8,955                4,601              3,684

INVESTING ACTIVITIES:
  Additions to property, plant and equipment           (1,876)              (2,820)            (2,272)
  Additions to other assets                               (53)              (1,405)            (1,272)
                                                       -------              -------            -------
     Cash used for investing activities                (1,929)              (4,225)            (3,544)

FINANCING ACTIVITIES:

  Proceeds from (repayment of) notes payable           (1,931)              (1,060)               172
  Sale of common stock                                    327                  410                348
  Proceeds from exercise of stock options                 160                  275                794
  Purchase of common stock                                                     (65)              (137)
                                                       -------              -------            -------
     Cash provided by (used for) financing activities  (1,444)                (440)             1,177
                                                       -------              -------            -------
Increase (decrease) in cash and cash equivalents        5,582                  (64)             1,317

Effects of exchange rate changes on cash                   (7)                  (6)               (37)
Cash and cash equivalents - Beginning of year           1,704                1,774                494
                                                       -------              -------            -------
Cash and cash equivalents - End of year                $7,279               $1,704             $1,774
                                                       -------              -------            -------
                                                       -------              -------            -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                               $255                 $343               $236
  Income taxes                                           $405                 $573             $1,501


See notes to consolidated financial statements.


                                                         DATA I/O CORPORATION

                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

- --------------------------------------------------------------------------------------------------------------------------
                                                                                                               Currency
                                                           Common Stock                   Retained            Translation
                                                  --------------------------------
                                                  Shares              Amount              Earnings            Adjustment
- ---------------------------------------------------------------------------------------------------------------------------
(in thousands except share data)

BALANCE AT DECEMBER 26, 1991                      6,748,587           $17,980               $10,523              $ 874

Net income                                                                                    1,193
Stock options exercised                             199,476               794
Issuance of stock through
   Employee Stock Purchase Plan                     108,650               348
Purchase of common stock                            (26,782)             (137)
Compensation on exercised or expired
   stock options                                                          205
Currency translation adjustment, net of
   tax benefit of $203                                                                                            (437)
                                                  ------------        ------------        ------------        ------------
BALANCE AT DECEMBER 31, 1992                        7,029,931            19,190              11,716                437

Net loss                                                                                    (11,257)
Stock options exercised                                88,450               275
Issuance of stock through
   Employee Stock Purchase Plan                       149,259               410
Purchase of common stock                              (17,604)              (65)
Compensation on exercised or expired
   stock options                                                            432
Currency translation adjustment, net of
   tax of $23                                                                                                       45
                                                  ------------        ------------        ------------        ------------
BALANCE AT DECEMBER 30, 1993                        7,250,036            20,242                 459                482

Net income                                                                                    2,726
Stock options exercised                                44,875               160
Issuance of stock through
   Employee Stock Purchase Plan                       136,990               327
Currency translation adjustment, net of
   tax benefit of $27                                                                                              (53)
                                                  ------------        ------------        ------------        ------------
BALANCE AT DECEMBER 29, 1994                        7,431,901           $20,729             $ 3,185              $ 429
                                                  ------------        ------------        ------------        ------------
                                                  ------------        ------------        ------------        ------------


See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Data I/O Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


REPORTING PERIOD

The Company reports on a fifty-two, fifty-three week basis. Results of operations for 1994 and 1993 are for fifty-two week periods whereas 1992 consisted of a fifty-three week period.


FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to stockholders' equity, net of taxes. Realized and unrealized gains and losses on foreign currency transactions are included in non-operating expense as Foreign Currency Exchange.

In an effort to minimize the effect of exchange rate fluctuations on the results of its operations, the Company hedges certain portions of its foreign currency exposure through the use of forward exchange contracts. At December 29, 1994, the Company had approximately $2.3 million in foreign exchange contracts outstanding with the contract exchange rate being approximately equal to the market exchange rate. These contracts range from sixty days to one year.


CASH AND CASH EQUIVALENTS

Cash and cash equivalents are highly liquid investments with insignificant interest rate risk. The Company invests in the highest grade commercial paper with original maturities of three months or less. The Company intends that these investments are held to maturity. Interest earned is reported in non-operating expense as Interest Income.


INVENTORIES

Inventories are stated at the lower of cost or market. Cost is computed on a currently adjusted standard basis, which approximates actual cost on an average or first-in/first-out basis.


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost and depreciated using the straight-line method over estimated useful lives as follows:

          Building                 40 years
          Equipment                3 to 7 years
          Leasehold improvements   Lesser of lease term or estimated useful life

REVENUE RECOGNITION

Revenue from product sales is recognized at the time of shipment or customer acceptance, if an acceptance clause is specified in the sales terms. Revenue from software products licensed to original equipment manufacturers is recognized when earned per the terms of the contracts. Revenue from the sale of service and update contracts is recorded as deferred revenue and recognized as earned revenue on a straight-line basis over the contractual period.


RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred. No software development costs have been capitalized due to immateriality.


ADVERTISING EXPENSE

The Company expenses advertising costs as incurred. Total expenses were $1,771,000, $2,123,000 and $2,331,000 in 1994, 1993 and 1992, respectively.


WARRANTY EXPENSE

The Company warrants its products against defects for periods ranging from ninety days to one year. The Company provides currently for the estimated cost which may be incurred under its product warranties.


INCOME TAXES

Income tax expense includes U.S., state and foreign income taxes. Certain items of income and expense are not reported in both the tax returns and financial statements in the same year. The resulting difference is reported as deferred income taxes.

The Company adopted in 1993 Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires the use of the liability method in computing income taxes. Under the liability method, deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. These deferred tax assets and liabilities are measured by the provisions of currently enacted tax laws. The adoption of SFAS 109 during the first quarter of 1993 resulted in an increase in the net deferred tax asset by approximately $400,000, which was reported separately as the cumulative effect of a change in the method of accounting for income taxes in the consolidated statement of operations for the year ended December 30, 1993.


EARNINGS PER SHARE

The Company calculates and reports earnings per share on a primary basis, using the treasury stock method of computing weighted average common and common stock equivalent shares outstanding during the period. Common stock equivalents which are antidilutive are not considered. Stock options are common stock equivalents. Fully diluted earnings per share is approximately the same as primary earnings per share.


DIVERSIFICATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company's trade receivables are geographically dispersed and include customers in many different industries. Management believes that any risk of loss is significantly reduced due to the diversity of its end-customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

RECLASSIFICATIONS

Certain prior years' balances have been reclassified to conform to current year presentation.


NOTE 2 - PROVISION FOR BUSINESS RESTRUCTURING

During the fourth quarter of 1993, the Company recorded a pretax charge of $6.1 million related to the restructure of its sales and distribution channels, downsizing its operations to a level consistent with anticipated lower sales and product margins, and consolidating and outsourcing of certain manufacturing processes. The purpose of the restructure is primarily to reduce expenses and significantly lower the Company's break-even point in reaction to the reduced sales and gross margins realized in 1993. Additionally, the Company made several strategic changes to its sales and distribution channels to better align the Company's current and anticipated future products to their markets and customers. The general downsizing of operations and restructure of the sales and distribution system were substantially completed at December 29, 1994. The Company began implementation of planned changes to its manufacturing processes in the first quarter of 1994 for completion by the end of 1996.

Of the total restructure charge of $6.1 million, $2.1 million relates to restructuring the sales and distribution system, including severance for terminated employees, facilities and equipment lease abandonment, facilities relocation costs, the writeoff of intangible assets associated with the acquisition and set up of direct sales operations in Germany and the United Kingdom, and costs associated with implementation of new accounting and distribution systems and processes; $2.0 million relates to the consolidation and outsourcing of certain portions of the Company's manufacturing operations, including the writedown of production equipment to net realizable value, severance for terminated employees, facility relocation costs, and costs associated with outsourcing certain manufacturing processes; and the remaining $2.0 million relates to general organizational downsizing, including severance for terminated employees, asset write-downs and costs associated with rearrangement of facilities.

At December 29, 1994 approximately $1.9 million of the total restructure charge remained in accrued liabilities to be paid out in 1995 and 1996. Approximately $1.9 million and $1.2 million had been spent during 1994 and 1993, respectively, and $1.1 million had been charged against related assets.


NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):


                              December 29,                  December 30,
                                 1994                          1993
                              ------------                  ------------
   Raw material                  $3,327                        $2,963
   Work-in-process                1,955                         2,513
   Finished goods                 1,655                         2,806
                              ------------                  ------------
                                 $6,937                        $8,282
                              ------------                  ------------
                              ------------                  ------------


NOTE 4 - LAND HELD FOR SALE

The Company owns 79.4 acres of land at its headquarters site in Redmond, Washington, which it purchased in various parcels between 1979 and 1986. The land was intended as a campus on which to consolidate the operations of the Company as it expanded internally and through acquisitions. The Company has since abandoned its aggressive acquisition and consolidation strategy. In 1990 the Company decided to market and sell the approximately 40 acres of land in excess of that required for its current 100,000 square foot building and another 50,000 square foot expansion facility. At that time the land was reclassified, at cost plus estimated disposition expenses, to Land Held for Sale in the Company's financial statements. Based on information available at that time, the cost approximated market value.

In June 1992 the Company recorded an extraordinary $2.6 million ($1.7 million after-tax) write-down to reflect a decrease in the market value of its land. This decrease in value was caused primarily by the enactment, in July 1992, of a Sensitive Areas Ordinance ("SAO") by the City of Redmond. The SAO prohibits building not only on land classified as wetlands, but on steep slopes and on buffers around the wetlands which are wider than those required by most jurisdictions. In addition, due to the changes in valuation for commercial real estate comparable to the land held by Data I/O, the Company recorded a $2.0 million valuation provision for the land held for resale at December 30, 1993.

Since placing the land on the market in 1990, the Company has entered into two separate option agreements to sell the property. Both of these agreements were allowed to expire due to the changes in regulatory requirements and valuations of commercial real estate comparable to the land held by the Company, discussed above. The Company intends to continue to market this excess land.


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):


                                        December 29,        December 30,
                                           1994                1993
                                        ------------        ------------
   Land                                   $    910            $    910
   Building and improvements                 7,334               6,863
   Equipment                                21,507              22,140
                                        ------------        ------------
                                            29,751              29,913
   Less accumulated depreciation            19,014              17,713
   Property, plant & equipment - net       $10,737             $12,200
                                        ------------        ------------
                                        ------------        ------------

NOTE 6 - OTHER ASSETS

Other assets consisted of the following components (in thousands):


                                        December 29,        December 30,
                                           1994                1993
                                        ------------        ------------
   Long-term lease deposits                $   156             $   504
   Investment in product lines               6,883               6,883
                                        ------------        ------------
                                             7,039               7,387
   Less accumulated amortization             3,145               1,746
                                        ------------        ------------
                                            $3,894              $5,641
                                        ------------        ------------
                                        ------------        ------------

Total amortization recorded for 1994, 1993 and 1992 was $1,399,000, 1,338,000 and $582,000, respectively. The decrease in long-term lease deposits is attributable to the termination of a foreign office lease.


INVESTMENT IN PRODUCT LINES


CAD/CAM GROUP, INC.

On January 19, 1993, the Company acquired substantially all of the assets of CAD/CAM Group, Inc. and entered into non-compete agreements with its two founding technologists. The acquisition was accounted for under the purchase method of accounting. Of the total purchase price of $3.0 million to be paid to CAD/CAM Group, Inc. and its two founding technologists, $1.5 million was paid during 1993 and the balance plus accrued interest payable at the U.S. Treasury Bill rate is payable in 1998. Of the total consideration, approximately $2.9 million plus approximately $200,000 of transaction costs were allocated to various identifiable intangible assets. These are reported in the accompanying balance sheet as Other Assets and is being amortized ratably over the economic life of the specific assets acquired (two to eight years). The net book value of the assets capitalized in Other Assets related to this acquisition was $1.8 million at December 29, 1994 and $2.4 million at December 30, 1993.

QUALITY AUTOMATION, INC.

On September 25, 1990, the Company acquired exclusive rights to distribute automated handling and labeling equipment manufactured by Quality Automation, Inc. The Company also obtained options to acquire Quality Automation's existing and future products as well as certain other assets. On September 25, 1992, the Company exercised its options and purchased the assets, technology and rights in the products of Quality Automation Inc., and Q.A. Engineering, Inc. (both herein combined and referred to as "Quality Automation" or "QA"). The acquisition was accounted for as a purchase, with the aggregate purchase price totaling $4.8 million. The aggregate purchase price, along with the associated transaction fees, was allocated to the assets acquired, based on estimated fair market value. Of the total acquisition cost, approximately $3.8 million of various identifiable intangible assets were reported as Other Assets in the accompanying balance sheets and are being amortized ratably over the economic life of the specific assets acquired (three to five years). The net book value of the assets capitalized in Other Assets related to this acquisition is $1.9 million and $2.7 million at December 29, 1994, and December 30, 1993, respectively.


NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT


Notes payable and long-term debt consisted of the following components:


     (In thousands)                               December 29,      December 30,
                                                     1994                1994
                                                  ------------        ----------
Borrowings under a $5.0 million
unsecured U.S. revolving line of credit,
maturing May 31, 1994, with a weighted
average interest rate of 4.4% at
December 30, 1993.                                                      $1,250

Borrowings under a $1.5 million
unsecured foreign revolving line of
credit maturing August 11, 1995, with
variable interest rates of 3.0% to 4.1%
and a weighted average rate of 3.2% at
December 29, 1994 and a weighted
average interest rate of 4.4% at
December 30, 1993.                                 $440                  1,117

Unsecured note payable to the CAD/CAM
Group, Inc., maturing in full on January 19,
1998, with variable interest rates based on
one-year U.S. Treasury Bills (7.15% at
December 29, 1994).                               1,500                  1,500
                                               ----------             ----------


Total debt                                        1,940                  3,867

Less current maturities                            440                   2,367
                                               ----------             ----------

Total long-term debt                            $1,500                  $1,500
                                               ----------             ----------
                                               ----------             ----------


In addition to the $5.0 million line of credit, at December 30, 1993, the Company had an unused $3.0 million unsecured U.S. revolving/term loan requiring equal quarterly principal payments beginning on March 31, 1995, and maturing on December 31, 1996. At December 30, 1993, the Company was in violation of certain covenants of its borrowing agreement with the lender of both of these U.S. lines of credit. The lender granted to the Company a waiver of these covenant violations through February 28, 1994. On February 28, 1994, the two U.S. lines of credit described above were canceled and the Company signed a new loan agreement for an $8.0 million revolving line of credit, secured by the Company's accounts receivable and inventory and maturing on May 31, 1995. Borrowings under this line of credit were restricted to $1.0 million plus 75% of accounts receivable. In addition, the Company could borrow up to $2.0 million against a negative pledge of its equipment until June 30, 1994. This new line of credit called for interest at rates 50 to 125 basis points above the rates charged on the previous lines of credit. Effective July 22, 1994, the Company's lender for its $8 million U.S. line of credit agreed to release the collateral supporting the credit line, eliminate the borrowing base calculation used to determine available borrowings on the credit line and reduce the interest rate charged on outstanding borrowings by 25 to 30 basis points. On November 16,

1994, the Company's lender again reduced the interest rate charged on outstanding borrowings by an additional 45 basis points to the bank's published Prime rate or the Libor rate plus 150 basis points.

Historically, the U.S. and foreign lines of credit have been structured as short-term and have been continuously renewed on their maturity dates. The Company anticipates renewing these lines of credit in 1995 under substantially the same terms. No assurance can be made, however, in regard to the renewal of these agreements if the Company again experiences losses.


NOTE 8 - COMMITMENTS

The Company has commitments under non-cancelable operating leases and other agreements, primarily for office space, with initial or remaining terms of one year or more as follows (in thousands):


                    1995              $820
                    1996               526
                    1997                97
                    1998                3

Lease and rental expense was $1,169,000, $1,432,000 and $1,415,000 in 1994, 1993
and 1992, respectively. The Company has renewal options on substantially all of its major leases.


NOTE 9 - EMPLOYEE STOCK AND RETIREMENT PLANS

STOCK OPTION PLANS

At December 29, 1994, there were 760,138 shares of common stock reserved for issuance under the Company's employee stock option plans. Pursuant to these plans, options are granted to officers and key employees of the Company with exercise prices equal to the fair market value of the common stock at the date of grant and generally vest over four years. Options granted under the plans have termination dates ranging from five to seven years from the date of grant. At December 29, 1994, options to purchase 219,125 shares were exercisable at prices ranging from $2.06 to $6.38. The following table summarizes activity under the plans for each of the three years ended December 29, 1994:

                                                Shares                              Option Price
                                             ------------             ----------------------------------------
Outstanding December 26, 1991                   853,248                  $1.60            -            $5.88

        Granted                                 177,500                   3.75            -             6.38
        Exercised                              (199,476)                  1.98            -             4.60
        Expired and terminated                  (48,697)                  1.60            -             5.75
                                             ------------
Outstanding December 31, 1992                   782,575                   1.60            -             6.38

        Granted                                 266,000                   2.59            -             4.50
        Exercised                               (88,450)                  1.60            -             3.73
        Expired and terminated                 (213,375)                  1.98            -             5.88
                                             ------------
Outstanding December 30, 1993                   746,750                  2..06            -             6.38

        Granted                                 413,000                   2.44            -             3.59
        Exercised                               (44,875)                  2.06            -             3.75
        Expired and terminated                 (298,875)                  2.06            -             5.88
                                             ------------
Outstanding December 29, 1994                   816,000                   2.06            -             6.38
                                             ------------
                                             ------------

At December 29, 1994, the Company had granted 55,862 more options than it had available for grant under its plans. The Company expects that this difference will be partially offset by options that will expire or terminate during the first half of 1995. Additionally, the Company will request that stockholders approve a resolution authorizing an additional 500,000 shares of common stock be reserved for the stock option plans. This resolution will be voted on at the Company's 1995 annual meeting. The terms of the resolution are included in the Company's Proxy Statement relating to the annual meeting of stockholders to be held on May 16, 1995.

There were 55,720 and 110,470 shares available for grant under the plans at fiscal year-end 1993 and 1992, respectively.

EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 1994, 1993 and 1992, a total of 136,990, 149,259 and 108,650 shares were purchased under the plan at average prices of $2.39, $2.74 and $3.21 per share, respectively. At December 29, 1994, a total of 246,394 shares were reserved for future issuance.

STOCK APPRECIATION RIGHTS PLAN

The Company has a Stock Appreciation Rights Plan ("SAR") under which each director, executive officer, or holder of 10% or more of the Company's common stock has a SAR with respect to each exercisable stock option. The SAR entitles the SAR holder to receive cash from the Company for the difference between the market value of the stock and the exercise price of the option in lieu of exercising the related option. SARs are only exercisable following a tender offer or exchange offer for the Company's stock, or following approval by stockholders of the Company of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than 50% of the common shares outstanding. As no event has occurred which would make the SARs exercisable, no compensation expense has been recorded under this plan.

RETIREMENT SAVINGS PLAN

The Company has a savings plan that qualifies as a cash or deferred salary arrangement under section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 17% of their pre-tax salary, but no more than approximately $9,000 per plan year. The Company contributes one dollar for each dollar contributed by a participant, with a maximum contribution of 4% of a participant's earnings. The Company's matching contribution expense for the savings plan was $384,000, $400,000 and $355,000 in 1994, 1993 and 1992,
respectively.

NOTE 10 - ACCOUNTING FOR INCOME TAXES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") 109. This requires the establishment of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using currently enacted tax rates which are expected to be in effect during the years in which the differences are anticipated to reverse. The cumulative effect of this change in accounting for income taxes of $400,000 was determined as of January 1, 1993, and is reported separately in the consolidated statement of operations for the year ended December 30, 1993. Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

                                                                              Year Ended December
                                                                      ------------------------------
                                                                        1994                1993               1992
                                                                      ----------          ----------          ----------
Components of income (loss) before taxes were: (in thousands):
    U.S. operations                                                     $2,615            ($10,736)             $3,933
    Foreign operations                                                   1,086              (1,621)                380
                                                                      ----------          ----------          ----------
                                                                        $3,701            ($12,357)             $4,313
                                                                      ----------          ----------          ----------
                                                                      ----------          ----------          ----------

Income tax expense (benefit) consists of (in thousands):
    Current tax expense (benefit)
         U.S. Federal                                                   ($176)            ($1,665)              $1,635
         State                                                            127                 (46)                 110
         Foreign                                                          151                 117                   95
                                                                      ----------          ----------          ----------
                                                                          102              (1,594)               1,840
Deferred tax expense (benefit)
         U.S. Federal                                                     859                 538                 (395)
         Foreign                                                           14                 356
                                                                      ----------          ----------          ----------
                                                                          873                 894                 (395)

                                                                      ----------          ------------------------------
Total income tax expense (benefit)                                       $975               ($700)               $1,445
                                                                      ----------          ----------          ----------
                                                                      ----------          ----------          ----------

For federal income tax purposes, a deduction is received for stock option compensation gains. The benefit of this deduction, which is recorded in common stock, was $15,000, $49,000 and $64,000 in 1994, 1993 and 1992, respectively.
Foreign currency translation adjustments, which were recorded directly in equity, were recorded net of the related deferred tax assets of $27,000 in 1994 and $203,000 in 1992 and a deferred tax liability of $23,000 in 1993. In 1992, the extraordinary loss on land held for sale was recorded net of the applicable $925,000 income tax benefit.

Deferred taxes relating to timing differences in 1992 were (in thousands):

                                                                   1992
                                                               ----------
     Inventory and product return allowances                      ($352)
     Leases                                                          10
     Intercompany profit in foreign subsidiaries' inventory         192
     Depreciation and amortization                                    3
     Accrued compensation, pension and retirement                 (141)
     Domestic International Sales Corporation                      (50)
     Other                                                         (57)
                                                               ----------
                                                                 ($395)
                                                               ----------
                                                               ----------

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below in accordance with SFAS 109 (in thousands):

                                                                                                                  Upon
                                                                                                               Adoption at
                                                                      December 29,        December 30,          January 1,
                                                                        1993                 1994                 1993
                                                                      ------------        ------------        ------------
Deferred income tax assets:

     Receivables allowance for doubtful accounts                        $    79             $    84             $    80
     Inventory, product return reserves and basis differences             1,079               1,088                 973
     Land basis                                                             966                 980
     Compensation accruals                                                  253                 271                 346
     Intercompany profit                                                    308                 578                 523
     Pension and retirement accruals                                        127                 390                 325
     Restructure asset and liability reserves                               606               1,424
     Accrued liability reserves                                             270                 252                 251
     Foreign net operating loss carryforwards                               720               1,127                 618
     Alternative minimum tax credit carryforwards                           275
     Other, net                                                              93                 119                 116
                                                                      ------------        ------------        ------------
                                                                          4,776               6,313               3,232
     Valuation allowance                                                 (3,358)             (3,751)               (311)
                                                                      ------------        ------------        ------------
                                                                         $1,418              $2,562              $2,921
                                                                      ------------        ------------        ------------
                                                                      ------------        ------------        ------------
Deferred income tax liabilities:


     Tax accelerated depreciation and amortization                        $798               $1,017                $916
     Foreign currency translation                                          279                  307                 284
     Other                                                                 138                  163                 152
                                                                      ------------        ------------        ------------
                                                                        $1,215               $1,487              $1,352
                                                                      ------------        ------------        ------------
                                                                      ------------        ------------        ------------

The valuation allowance for deferred tax assets decreased $393,000 during the year ended December 29, 1994, due primarily to reversals of temporary differences offset partially by an alternative minimum tax credit in carryforward. The $3,440,000 increase in valuation allowance during the year ended December 30, 1993 related to net operating losses of foreign subsidiaries and to an assessment of the benefit obtainable for other net deferred tax assets. The net deferred tax assets recorded were limited to temporary differences of $1.5 million at December 29, 1994 and $4.5 million at December 30, 1993 which are expected to result in loss carryback benefits when they reverse. These temporary differences relate primarily to restructure charges becoming tax deductions when paid. The benefit of these future carrybacks was limited by the alternative minimum tax.

A reconciliation of the Company's effective income tax rate and the U.S. federal tax rate is as follows:

                                                                                      Year Ended December
                                                                      --------------------------------------------------

                                                                         1994                1993                1992
                                                                      ----------          ----------          ----------
     Statutory rate                                                      34.0%              (34.0%)              34.0%
     Foreign Sales Corporation tax benefit                               (2.7%)              (0.3%)              (5.9%)
     State and foreign income tax, net of
       federal income tax benefit                                         5.1%                0.4%                3.6%
     Valuation allowance for deferred assets                            (10.7%)              28.1%
     Other                                                                 .6%                0.1%                1.8%
                                                                      ----------          ----------          ----------
                                                                         26.3%               (5.7%)              33.5%
                                                                      ----------          ----------          ----------
                                                                      ----------          ----------          ----------


The Company has foreign net operating loss ("NOLs") carryforwards of approximately $2,117,000, with the following expirations: $881,000 in 1998 and $1,236,000 available indefinitely. The Company has alternative minimum tax credit carryforwards of $275,000, which are available indefinitely to reduce future regular federal income taxes. Deferred tax assets arising from these foreign NOLs and alternative minimum tax credits are fully provided for in the valuation allowance.

NOTE 11 - GEOGRAPHIC SEGMENT INFORMATION

Data I/O and its subsidiaries operate predominantly within a single industry segment: the design, manufacture, sale and service of programming systems and design software for programmable integrated circuits. No one customer accounted for more than 10% of the Company's revenues in the years ended December 29, 1994, December 30, 1993 and December 31, 1992. Major operations outside the U.S. include sales subsidiaries in Japan, Germany, Canada and the United Kingdom.

Geographic information for the three years ended December 29, 1994, is presented in the table that follows. Net sales, as shown in the table below, is based upon the geographic area into which the products were sold and delivered. As such, U.S. export sales of $18,522,000, $22,626,000 and $22,520,000 in 1994,
1993 and 1992, respectively, have been excluded from U.S. reported net sales. Transfers between geographic areas are made at prices consistent with rules and regulations of governing tax authorities. The profit on transfers between geographic areas is not recognized until sales are made to non-affiliated customers. For purposes of the table below, the profit on the transfers between geographic areas has been shown in operating income in the geographic area where
the final sale to non-affiliated customers took place.    General corporate
expenses are charged to the U.S. segment. Identifiable assets are those assets that can be directly associated with a particular geographic area.



                                                Year Ended December
                                     -------------------------------------------
        (In thousands)                     1994           1993          1992
                                     -------------   ------------   ------------
        Net sales:
           U.S.                         $ 32,930       $ 33,738      $ 34,816
           Europe                         16,221         15,910        19,447
           Other                          12,327         13,538        15,074
                                     -------------   ------------   ------------
                                        $ 61,478       $ 63,186      $ 69,337
                                     -------------   ------------   ------------
                                     -------------   ------------   ------------

        Operating income (loss):
           U.S.                         $  1,235      ($  6,847)     $  1,014
           Europe                          2,012         (2,306)        1,446
           Other                             588           (986)        2,163
                                     -------------   ------------   ------------
                                        $  3,835      ($ 10,139)     $  4,623
                                     -------------   ------------   ------------
                                     -------------   ------------   ------------

        Identifiable assets:
           U.S.                         $ 35,790       $ 34,638      $ 38,398
           Europe                          4,284          4,626         6,338
           Other                           3,413          3,761         4,966
                                     -------------   ------------   ------------
                                        $ 43,487       $ 43,025      $ 49,702
                                     -------------   ------------   ------------
                                     -------------   ------------   ------------

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth unaudited selected quarterly financial data for the Company for 1994 and 1993. Although the Company's business is not seasonal, growth rates of sales and earnings have varied from quarter to quarter as a result of factors, such as stocking orders from international distributors, the timing of new product introductions, business acquisitions, and short-term industry and general U.S. and international economic conditions. Information as to any one or more quarters is therefore not necessarily indicative of trends in the Company's business or profitability.


                                                                              1994
                                                    -----------------------------------------------------
For the quarters ended:                              Mar. 31        June 30        Sept. 29       Dec. 29
                                                     -------        -------        --------       -------
(In thousands except per share data)
  Net sales                                          $14,404        $16,131        $15,620        $15,324
  Gross margin                                         7,016          8,772          8,381          8,925
  Net income (loss)                                     (399)           788            797          1,541
  Earnings per share:
       Net income (loss)                              ($0.05)         $0.11          $0.11          $0.20
  Market price per share:
       High                                            $3.62          $3.38          $3.50          $5.75
       Low                                             $2.25          $2.50          $2.63          $3.00


                                                                            1993
                                                    -----------------------------------------------------
For the quarters ended:                              Apr. 1         July 1         Sept. 30       Dec. 30
                                                     -------        -------        --------       -------
(In thousands except per share data)
  Net sales                                          $16,443        $16,962        $14,947        $14,834
  Gross margin                                         9,135          8,479          8,376          5,786
  Income (loss) before cumulative effect of
      accounting change                                  121           (593)       ( 1,306)       ( 9,879)
  Net income (loss)                                      521           (593)       ( 1,306)       ( 9,879)
  Earnings per share:
     Income (loss) before cumulative effect of
      accounting change                                $0.02         ($0.08)        ($0.18)        ($1.36)
     Net income (loss)                                 $0.07         ($0.08)        ($0.18)        ($1.36)
  Market price per share:
     High                                              $4.88          $4.38          $3.25          $3.13
     Low                                               $4.25          $3.00          $2.88          $2.25




For the first three quarters of 1994, the Company's effective tax rate reflected building additional valuation allowances for foreign subsidiary losses and tax credits. The fourth quarter income bore an effective tax rate of zero due to the reversal of valuation allowances. The valuation allowances that reversed related primarily to reversals of temporary differences and utilization of foreign loss carryforwards.

In the fourth quarter of 1993, the Company recorded a $6.1 million restructure charge (see Note 2 of "Notes to Consolidated Financial Statements") and a $2.0 million writedown of its land held for sale (see Note 4 of "Notes to Consolidated Financial Statements").

For the first quarter of 1993, the Company estimated that its effective tax rate would be 38%. For the remaining quarters of 1993, the Company estimated its effective tax benefit rate would be 34% before changes in the valuation account. The actual tax benefit rate for 1993 operations was 5.7% (see Note 10 of "Notes to Consolidated Financial Statements").

Data I/O Corporation's common stock is traded in the over-the-counter National Market System (NASDAQ symbol is DAIO) and quoted in many financial publications, including the WALL STREET JOURNAL. The per share prices reported in the table above are those reported by NASDAQ. The approximate number of stockholders of record at March 1, 1995, was 7,492,042.

Except for a special cash dividend of $4.15 per share paid on March 8, 1989, the Company has not paid cash dividends on its common stock and does not anticipate paying regular cash dividends in the foreseeable future. The Company's U.S. line of credit agreement restricts the payment of cash dividends through a requirement for minimum levels of tangible net worth.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Registrant's directors is set forth under "Election of Directors" in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 16, 1995, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of the Company's year-end. Information regarding the Registrant's executive officers is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Registrant".

ITEM 11.  EXECUTIVE COMPENSATION

Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 16, 1995, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." Such Proxy Statement will be filed within 120 days of the Company's year end.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 16, 1995, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Voting Securities and Principal Holders." Such Proxy Statement will be filed within 120 days of the Company's year end.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

     The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

     (1)  Amended and Restated 1982 Employee Stock Purchase Plan.  See Exhibit
          10.1.

     (2)  1984 Deferred Compensation Plan.  See Exhibit 10.2.

     (3)  Retirement Plan and Trust Agreement.  See Exhibit 10.14 and 10.21.

     (4)  1985 Stock Option Plan.  See Exhibit 10.3.

     (5)  1984 FutureNet Employee Stock Option Plan.  See Exhibit 10.4.

     (6)  Summary of Management Incentive Compensation Plan.  See Exhibit 10.5,
          10.14 and 10.16.

     (7) Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.9.

     (8)  Amended and Restated 1986 Stock Option Plan.  See Exhibit 10.10.

     (9)  Form of Change in Control Agreements.  See Exhibit 10.20.


(A)  LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT:                     PAGE


     (1)  INDEX TO FINANCIAL STATEMENTS:

               Report of Independent Auditors                                24

               Report of Management                                          24

               Consolidated Statements of Operations for each of the
               three years ended December 29, 1994                           25


               Consolidated Balance Sheets as of December 29, 1994,
               and December 30, 1993                                         26

               Consolidated Statements of Cash Flows for each of the
               three years ended December 29, 1994                           27

               Consolidated Statements of Stockholders' Equity for each
               of the three years ended December 29, 1994                    28

               Notes to Consolidated Financial Statements                    29

     (2) INDEX TO FINANCIAL STATEMENT SCHEDULES:

         II  Consolidated Valuation and Qualifying Accounts                   46


         All other schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.


     (3)   INDEX TO EXHIBITS:

           3  ARTICLES OF INCORPORATION:

              3.1   The Company's restated Articles of
                    Incorporation filed November 2, 1987
                    (Incorporated by reference to Exhibit 3.1
                    to the Company's 1987 Annual Report on Form
                    10-K  (File No. 0-10394)).                              N/A

              3.2   The Company's Bylaws as amended and
                    restated as of January 18, 1994.
                    (Incorporated by reference to Exhibit 3.2
                    to the Company's 1993 Annual Report on Form
                    10K (File No. O-10394)).                                N/A

              3.3   Certificate of Designation, Preferences and
                    Rights of Series A Junior Participating
                    Preferred Stock (Incorporated by reference
                    to Exhibit 1 to the Company's Registration
                    Statement on Form 8-A filed April 5, 1988
                    (File No. 0-10394)).                                    N/A


           4 INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

              4.1   Form of Rights Agreement, dated as of March
                    31, 1988, between the Company and Chemical
                    Trust Company of California, (formerly
                    First Jersey Shareholder Services, Inc.)
                    which includes as Exhibit B thereto the
                    form of Rights Certificate (Incorporated by
                    reference to the Company's Registration
                    Statement Form 8-A filed on April 5, 1988
                    (File No. 0-10394)).                                    N/A

          10  MATERIAL CONTRACTS:

             10.1   Amended and restated 1982 Employee
                    Stock Purchase Plan (Incorporated by
                    reference to Exhibit 10.1 to the Company's
                    Registration Statement of Form S-8, File
                    No. 33-42010, filed August 1, 1991).                    N/A

             10.2   1984 Deferred Compensation Plan
                    (Incorporated by reference to Exhibit 10.22
                    of the Company's 1983 Annual Report on
                    Form 10-K  (File No. 0-10394)).                         N/A

             10.3   1985 Stock Option Plan (Incorporated by
                    reference to Exhibit 10.22 of the Company's
                    1984 Annual Report on Form 10-K  (File No.
                    0-10394)).                                              N/A

             10.4   1984 FutureNet Employee Stock Option
                    Plan (Incorporated by reference to Exhibit
                    10.23 of the Company's 1984 Annual Report
                    on Form 10-K  (File No. 0-10394)).                      N/A

             10.5   Summary of Management Incentive
                    Compensation Plan.  (Incorporated by
                    reference to Exhibit 10.21 of the Company's
                    1991 Annual Report on Form 10-K
                    (File No. 0-10394)).                                    N/A

             10.6   Business Loan Agreement dated November
                    25, 1992, with Seattle First National Bank
                    for $8.0 million (Incorporated by reference
                    to Exhibit 10.20 of the Company's 1992
                    Annual Report on Form 10-K  (File No. 0-
                    10394)).                                                N/A

             10.7   Asset Purchase Agreement, dated as of
                    December 31, 1992, by and among Data I/O
                    Corporation, CAD/CAM Group, Inc., and
                    certain of its shareholders, and an
                    Amendment thereto, dated January 19, 1993
                    (Incorporated by reference to Exhibit 10.21
                    of the Company's 1992 Annual Report on Form
                    10-K  (File No. 0-10394)).                              N/A

             10.8   Software Development Agreement, dated
                    as of January 19, 1993, by and among
                    Data I/O Corporation, Michael J. Mendelsohn
                    and Peter C. Niday  (Incorporated by
                    reference to Exhibit 10.22 of the Company's
                    1992 Annual Report on Form 10-K  (File No.
                    0-10394)).                                              N/A

             10.9   Amended and Restated 1983 Stock
                    Appreciation Rights Plan dated
                    February 3, 1993 (Incorporated by reference
                    to Exhibit 10.23 of the Company's 1992
                    Annual Report on Form 10-K  (File No. 0-
                    10394)).                                                N/A

            10.10   Amended and Restated 1986 Stock Option
                    Plan dated  February 3, 1993 (Incorporated
                    by reference to Exhibit 10.24 of the
                    Company's 1992 Annual Report on Form 10-K
                    (File No. 0-10394)).                                    N/A

            10.11   Amendment, dated April 30, 1993, to the
                    business loan agreement dated November 25,
                    1992, with Seattle First National Bank.
                    (Incorporated by reference to Exhibit 10.22
                    of the Company's 1993 Annual Report on Form
                    10K (File No. O-10394)).                                N/A

            10.12   Restated Option to Purchase Real
                    Property dated as of July 13, 1993, with the
                    Quadrant Corporation.  (Incorporated by
                    reference to Exhibit 10.23 of the Company's
                    1993 Annual Report on Form 10K (File No. O-
                    10394)).                                                N/A

            10.13   Business loan agreement dated February
                    28, 1994, with Seattle First National Bank
                    for $8.0 million.  (Incorporated by
                    reference to Exhibit 10.24 of the Company's
                    1993 Annual Report on Form 10K (File No. O-
                    10394)).                                                N/A

            10.14   Summary of 1994 Management Incentive
                    Compensation Plan. (Incorporated by
                    reference to Exhibit 10.25 of the Company's
                    1993 Annual Report on Form 10K (File No. O-
                    10394)).                                                N/A

            10.15   Amended and Restated Retirement Plan and
                    Trust Agreement. (Incorporated by reference
                    to Exhibit 10.26 of the Company's 1993
                    Annual Report on Form 10K (File No. O-
                    10394)).                                                N/A

            10.16   Management Incentive Compensation Plan                   47

            10.17   Performance Bonus Plan                                   55

            10.18   Amendment, dated July 22, 1994, to the
                    business loan agreement dated February 28,
                    1994, with Seattle First National Bank                   59

            10.19   Amendment, dated November 16, 1994 to
                    the Business Loan Agreement dated February
                    28, 1994, with Seattle First National Bank               61

            10.20   Form of Change in Control Agreements                     62

             10.21  First Amendment to the Data I/O Tax
                    Deferred Retirement Plan                                 69

             11     STATEMENT RE:  COMPUTATION OF EARNINGS PER
                    SHARE                                                    47


             22     SUBSIDIARIES OF THE REGISTRANT                           48


             24     INDEPENDENT AUDITORS' CONSENT                            49



        (B)  FORM 8-K:

        No reports on Form 8-K were filed during the fourth quarter of 1994.

                              DATA I/O CORPORATION

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                                                     SCHEDULE II


                                                             Collection
                                               Charged/           of
                                              (Credited)       Accounts
                             Balance at        to Costs       Previously      Accounts        Balance at
                             Beginning            and          Written        Written           End of
Year Ended                   of Period         Expenses          Off            Off             Period
- ---------------------        ----------       -----------     -----------     --------        ----------
December 31, 1992:              $290             $131             $61           ($116)            $366
                             ----------       -----------     -----------     --------        ----------
                             ----------       -----------     -----------     --------        ----------

December 30, 1993:              $366              $32             $14            ($80)            $332
                             ----------       -----------     -----------     --------        ----------
                             ----------       -----------     -----------     --------        ----------

December 29, 1994:              $332               $4             $12            ($71)            $277
                             ----------       -----------     -----------     --------        ----------
                             ----------       -----------     -----------     --------        ----------
