Form 10-Q
period 1995-03-30
DATA I/O CORP
filed 1995-05-11
CIK 351998

- -------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the quarter ended MARCH 30, 1995     Commission File No. 0-10394



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



        Registrant's telephone number, including area code (206) 881-6444



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----


   7,521,542 shares of no par value Common Stock outstanding as of May 1, 1995


                                  Page 1 of 14
                            Exhibit Index on Page 12
- -------------------------------------------------------------------------------

                              DATA I/O CORPORATION

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 30, 1995

                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
     Item 1.   Financial Statements (unaudited)                                3

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                       8



PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                                              12

     Item 2.   Changes in Securities                                          12

     Item 3.   Defaults Upon Senior Securities                                12

     Item 4.   Submission of Matters to a Vote of Security Holders            12

     Item 5.   Other Information                                              12

     Item 6.   Exhibits and Reports on Form 8-K                               12



Signatures                                                                    13

Exhibit 11                                                                    14

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

- -------------------------------------------------------------------------------
                                                    Mar. 30,          Dec. 29,
                                                      1995              1994
- -------------------------------------------------------------------------------
(In thousands, except share data)                  (Unaudited)        (Note 1)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                          $ 8,547          $ 7,279
  Trade accounts receivable,
    less allowance for doubtful
    accounts of $278 and $277                         11,884           10,145
  Inventories                                          7,552            6,937
  Recoverable income taxes                               363              453
  Deferred income taxes                                  387              675
  Other current assets                                 1,364            1,361
                                                    ----------       ----------
    TOTAL CURRENT ASSETS                              30,097           26,850

Land held for sale                                     2,031            2,006
Property, plant and equipment - net                   10,671           10,737
Other assets                                           3,796            3,894
                                                    ----------       ----------
    TOTAL ASSETS                                     $46,595          $43,487
                                                    ----------       ----------
                                                    ----------       ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                    $2,838          $ 1,908
  Accrued compensation                                 3,188            3,460
  Deferred revenue                                     5,639            5,331
  Other accrued liabilities                            2,900            2,786
  Accrued costs of business restructuring              1,839            1,890
  Income taxes payable                                   997              997
  Notes payable                                        1,213              440
                                                    ----------       ----------
    TOTAL CURRENT LIABILITIES                         18,614           16,812

LONG TERM DEBT                                         1,500            1,500
LONG TERM OTHER PAYABLES                                 414              361
DEFERRED INCOME TAXES                                    459              471

STOCKHOLDERS' EQUITY:
  Preferred stock -
    Authorized, 5,000,000 shares, including
      200,000 shares of Series A Junior Participating
    Issued and outstanding, none
  Common stock, at stated value -
    Authorized, 30,000,000 shares
    Issued and outstanding, 7,493,542
      and 7,431,901 shares, respectively              20,919           20,729
  Retained earnings                                    4,327            3,185
  Currency translation adjustments                       362              429
                                                    ----------       ----------
    TOTAL STOCKHOLDERS' EQUITY                        25,608           24,343

                                                    ----------       ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $46,595          $43,487
                                                    ----------       ----------
                                                    ----------       ----------

See notes to consolidated financial statements

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

- --------------------------------------------------------------------------------
                                                    Mar. 30,         Mar. 31,
FOR THE QUARTERS ENDED                                1995             1994
- --------------------------------------------------------------------------------
(in thousands, except per share data)
Net sales                                            $16,208          $14,404
Cost of goods sold                                     7,371            7,388
                                                  --------------   -------------
  Gross margin                                         8,837            7,016

Operating expenses:
  Research and development                             2,334            2,202
  Selling, general and administrative                  5,104            5,143
                                                  --------------   -------------
    Total operating expenses                           7,438            7,345

                                                  --------------   -------------
    Operating income (loss)                            1,399             (329)

Non-operating (income) expense:
  Interest income                                        (99)              (7)
  Interest expense                                        62               66
  Foreign currency exchange                                2               (1)
                                                  --------------   -------------
    Total non-operating (income) expense                 (35)              58
                                                  --------------   -------------

Income (loss) before taxes                             1,434             (387)

Income tax expense                                       293               12
                                                  --------------   -------------
Net income (loss)                                    $ 1,141            ($399)
                                                  --------------   -------------
                                                  --------------   -------------
Earnings per share:
  Net income (loss)                                  $  0.15           ($0.05)
                                                  --------------   -------------
                                                  --------------   -------------

Weighted average shares outstanding                    7,763            7,300
                                                  --------------   -------------
                                                  --------------   -------------

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

- --------------------------------------------------------------------------------
                                                     Mar. 30,          Mar. 31,
                                                       1995              1994
- --------------------------------------------------------------------------------
(In thousands)
OPERATING ACTIVITIES:
  Net income (loss)                                   $1,141            ($399)
  Adjustments to reconcile income (loss)
  to net cash provided by operating activities:
    Depreciation and amortization                      1,058            1,186
    Deferred income taxes and taxes receivable           365                3
    Deferred revenue                                     293              440
    Changes in current items other
    than cash and cash equivalents:
      Trade accounts receivable                       (1,792)            (160)
      Inventories                                       (615)           1,195
      Other current assets                                56              (53)
      Accounts payable and accrued liabilities           773              177
      Business restructure                               (51)            (984)
                                                  --------------   -------------
  Cash provided by operating activities                1,228            1,405

INVESTING ACTIVITIES:
  Additions to property, plant and equipment            (673)            (117)
  Additions to/(dispositions of) other assets           (222)               2
                                                  --------------   -------------
    Cash used for investing activities                  (895)            (115)

FINANCING ACTIVITIES:
  Additions to/(repayment of) notes payable              758           (1,060)
  Sale of common stock                                   166              166
  Proceeds from exercise of stock options                 24               18
                                                  --------------   -------------
    Cash provided by/(used for) financing activities     948             (876)

                                                  --------------   -------------
Increase in cash and cash equivalents                  1,281              414

Effects of exchange rate changes on cash                 (13)              (4)
Cash and cash equivalents - Beginning of quarter       7,279            1,704

                                                  --------------   -------------
Cash and cash equivalents - End of quarter            $8,547           $2,114
                                                  --------------   -------------
                                                  --------------   -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                               $51              $35
  Income taxes                                           $11              $43



See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

The financial statements as of March 30, 1995 and March 31, 1994, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 29, 1994 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended March 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 28, 1995. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 29, 1994.


NOTE 2 - CLASSIFICATIONS

Certain prior years' balances have been reclassified to conform to the presentation used in the current year.


NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):


                                                  Mar. 30,          Dec. 29,
                                                    1995              1994
                                               --------------    --------------
               Raw material                        $3,244            $3,327
               Work-in-process                      2,493             1,955
               Finished goods                       1,815             1,655
                                               --------------    --------------
                                                   $7,552            $6,937
                                               --------------    --------------
                                               --------------    --------------

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                                 Mar. 30,          Dec. 29,
                                                   1995              1994
                                               --------------    --------------
               Land                              $    910          $    910
               Building and improvements            7,492             7,334
               Equipment                           21,795            21,507
                                               --------------    --------------
                                                   30,197            29,751
               Less accumulated depreciation       19,526            19,014
                                               --------------    --------------
                                                  $10,671           $10,737
                                               --------------    --------------
                                               --------------    --------------

NOTE 5 - ACCOUNTING FOR INCOME TAXES

Statement of Financial Accounting Standards ("SFAS") 109 requires the establishment of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using currently enacted tax rates which are expected to be in effect during the years in which the differences are anticipated to reverse.

The Company was able to reverse deferred tax asset valuation allowances for the quarter ended March 30, 1995, due to the Company's profit generated in the current period and utilization of alternative minimum tax credit carryforwards. The valuation allowance for deferred tax assets decreased by approximately $100,000 during the quarter to $3.2 million as of March 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

RESTRUCTURE PROGRESS

During the fourth quarter of 1993, the Company recorded a pretax charge of $6.1 million related to the restructure of its sales and distribution channels, downsizing its operations to a level consistent with anticipated lower sales and product margins, and to consolidate and outsource certain manufacturing processes. The purpose of the restructure was primarily to reduce expenses and significantly lower the Company's break-even point in reaction to the reduced sales and gross margins the Company was experiencing in 1993. Additionally, the Company made several strategic changes to its sales and distribution channels to better align distribution of the Company's current and anticipated future products to their markets and customers. The general downsizing of operations and restructure of the sales and distribution system were substantially completed during the fourth quarter of 1993 and first quarter of 1994. The Company began implementation of the planned changes to its manufacturing processes in the first quarter of 1994 for completion by the end of 1996.

Of the total $6.1 million restructuring charge, approximately $1.9 million remained as an accrued liability at December 29, 1994. At March 30, 1995, the remaining accrued liability was approximately $1.8 million. The reduction during the quarter related primarily to implementation of changes in manufacturing processes, facility consolidation and office space lease payments.

As of March 30, 1995, the Company's restructuring has proceeded as planned. No significant changes were made to the Company's restructuring plans during the first quarter of 1995.


RESULTS OF OPERATIONS


NET SALES

                        First Quarter                           First Quarter
(In thousands)              1995               Change               1994
- -------------------------------------------------------------------------------
Net sales                  $16,208              12.5%              $14,404
- -------------------------------------------------------------------------------

The increase in net sales in the first quarter of 1995 compared to 1994 is primarily due to the continued increase in sales of the Company's automated handling systems.

Net sales in the Company's core programmer business increased by approximately 3% compared to the first quarter of 1994. This increase is due primarily to sales growth in the Company's parallel programmer products used in the manufacturing environment and sales growth of the ChipLab product, the Company's lowest priced IC programmer for the engineering market. These increases were offset by continued net sales declines in the Company's traditional line of universal programmers for the engineering market. The Company believes the increase in sales of the Company's parallel programmer products reflects the expanded use of programmable integrated circuits in the mid- to high-volume manufacturing market which is also driving the increased sales of the Company's automated handling systems. The Company believes the increase in sales of its ChipLab product is indicative of the continuing market shift toward lower-priced, project-specific programmers, and away from higher-priced, full-featured universal programmers. In addition, the Company believes that there has been a shift in the demand for tools by engineering design teams in favor of increased software design tools. Finally, the Company believes that advances in semiconductor processing technology have lowered the barriers to entry in the programmer business over the last several years. This has caused new market entrants to appear regularly, each trying to carve out a niche. New entrants cause downward price pressure and each cycle of new competitors lowers the acceptable price of a conventional IC programmer in the customer's view. These industry changes had, and are continuing to have, an adverse effect on the Company's programmer sales and gross margins, especially since the Company's products historically have been oriented toward hardware tools and, within hardware tools, toward higher-priced universal IC programmers. However, the Company believes these trends are creating and will continue to generate increased sales for its newer products including ChipLab, Synario, PSX and ProMaster.

Sales of the Company's ProMaster line of automated handling systems for the manufacturing environment increased by approximately 45% compared with the first quarter of 1994. For the first quarter of 1995 automated handling systems accounted for approximately 26% of total revenues, compared with 20% in the first quarter of 1994. A market shift in the ProMaster product mix toward higher priced models also contributed to the sales increase. The Company's new products, ProMaster 9500 and ProMaster 7500 provided approximately 84% of this growth in sales. The Company believes that in the electronic manufacturing market, the proliferation of hard-to-handle surface mount packages in a variety of types is causing a worldwide trend toward automation and integration of manufacturing processes. The Company believes its line of automated handling systems is well positioned to capitalize on these trends.

Software product sales increased by approximately 14% compared with the first quarter of 1994. The Company's Synario software product sales increased by 140% to $968,000 in the current quarter compared to the first quarter of 1994 and increased 18% compared to the fourth quarter of 1994. Revenues continued to decline for the Company's older design software products.

Sales to all U.S. customers increased $1.9 million in the first quarter of 1995 compared to 1994, which the Company believes is attributed to the above-described market trends. Sales to all international customers declined approximately $100,000 in the first quarter of 1995 compared to 1994, due primarily to a decline in sales at the Company's German subsidiary. International sales were favorably impacted by foreign currency exchange rate changes of approximately $421,000. International sales were 44% of total net sales for the first quarter of 1995 compared to 50% of total net sales in the first quarter of 1994.


GROSS MARGIN

                        First Quarter                           First Quarter
(In thousands)              1995               Change               1994
- -------------------------------------------------------------------------------
Gross margin               $8,837               26.0%              $7,016

Percentage of net sales    54.5%                                   48.7%
- -------------------------------------------------------------------------------

The increase in gross margin compared to the first quarter of 1994 is largely due to the increase in sales volume. In particular, the Company is achieving improved margins on automated handling system products due to higher volume and a market shift toward higher priced models. In addition, gross margin as a percent of net sales increased largely due to the better utilization of fixed manufacturing overhead. This occurred as a result of increased inventory production related to the higher sales volume, as well as, reduced costs in our manufacturing, service and distribution operations as a result of the Company's restructuring.


RESEARCH AND DEVELOPMENT

                        First Quarter                           First Quarter
(In thousands)              1995               Change               1994
- -------------------------------------------------------------------------------
Research and development   $2,334               6.0%               $2,202

Percentage of net sales    14.4%                                   15.3%
- -------------------------------------------------------------------------------

The increase in research and development spending compared to the first quarter of 1994 is primarily due to additional research and development projects and increased compensation costs. Research and development spending as a percentage of sales decreased largely due to the increase in sales. The Company expects to continue its significant investment in research and development.

The Company believes it is essential to invest in research and development to support its existing products and to create new products as markets develop and technologies change. The Company is focusing its research and development efforts in its strategic growth markets, namely Windows-based EDA software design tools, low-priced application-specific programmers and automated handling systems for the manufacturing environment.

SELLING, GENERAL AND ADMINISTRATIVE

                        First Quarter                           First Quarter
(In thousands)              1995               Change               1994
- -------------------------------------------------------------------------------
Selling, general and
administrative             $5,104              (0.8%)              $5,143

Percentage of net sales    31.5%                                   35.7%
- -------------------------------------------------------------------------------

The decrease in selling, general and administrative expenditures during the first quarter of 1995 relative to 1994 is due primarily to the restructure efforts which decreased headcount world-wide by approximately 28% and focused on matching cost effective sales channels to the Company's products and markets. Part of the expense reduction was offset by increased expenses in the Company's foreign offices due to currency rate changes and increased incentive compensation.


INTEREST

                        First Quarter                           First Quarter
(In thousands)              1995               Change               1994
- -------------------------------------------------------------------------------
Interest income              $99              1,314.3%               $ 7

Interest expense             $62               (6.1%)                $66
- -------------------------------------------------------------------------------

Interest income increased during the first quarter of 1995 compared with 1994, primarily due to an increase in the average level of funds available for investment for the quarter.


INCOME TAXES

                        First Quarter                           First Quarter
(In thousands)              1995               Change               1994
- -------------------------------------------------------------------------------
Income taxes                $293               2341.7%               $12

Effective tax rate          20.4%                N/A                 N/A
- -------------------------------------------------------------------------------

The Company's effective tax rate for the first quarter of 1995 differed from the statutory 34% tax rate primarily due to the reversal of tax valuation reserves. The valuation reserves reversed primarily due to the Company utilizing alternative minimum tax credit carryforwards. The Company has valuation reserves of $3.2 million that may continue to reverse as the Company records income. The Company believes these potential reversing valuation reserves may continue to substantially reduce its effective tax rate from the statutory rate during 1995.


NET INCOME AND EARNINGS PER SHARE

(In thousands, except   First Quarter                           First Quarter
 per share data             1995               Change               1994
- -------------------------------------------------------------------------------
Net income                 $1,141                N/A               ($399)

Percentage of net sales     7.0%                 N/A               (2.8%)

Earnings per share          $0.15                N/A               ($0.05)
- -------------------------------------------------------------------------------

The increase in net income and earnings per share compared with the first quarter of 1994 is primarily due to increased net sales and a higher gross margin percentage. In addition, reduced costs and operating expenses resulting from the Company's restructure of its operations contributed to the increase.

INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Historically, the Company has been able to offset the impact of inflation through efficiency increases and price adjustments. Increasing price competition, especially in IC programmers, is currently diminishing and may continue to diminish the Company's ability to offset the impacts of inflation in the future.

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary's local currency and translated into U.S. dollar amounts at average rates of exchange during the year. Exchange rates impact absolute U.S. dollar amounts but do not have a significant impact on the percentage of net sales ratios. Because only approximately one-third of the Company's sales are made by foreign subsidiaries and independent currency fluctuations tend to minimize the effect of any individual currency exchange, fluctuations to date in foreign currency rates have not significantly impacted the Company's overall financial results.


FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

                          Mar. 30,                                Dec. 29,
(In thousands)              1995               Change               1994
- -------------------------------------------------------------------------------
Working capital            $11,483             $1,445              $10,038

Total debt                 $ 2,713             $  773              $ 1,940
- -------------------------------------------------------------------------------

Working capital increased during the first quarter of 1995 primarily due to the funds provided by operations, which is net of $51,000 of restructure related expenditures.

During the first quarter of 1995 the Company increased its cash by approximately $1.3 million. Trade accounts receivable increased by approximately $1.7 million, primarily due to increased sales volume in the first quarter. The Company also increased its inventory level by $615,000 during the quarter, primarily to support the growth in automated handling systems volume. Funding for these increases was provided by increased bank borrowings of $773,000, a build in accounts payable of $930,000 and funds from operations during the quarter.

As of March 30, 1995, the Company had total debt of $2.7 million or approximately 11% of its $25.6 million in equity. Of this debt, $1.5 million is a note payable due in 1998 for the balance of the purchase price of the CAD/CAM Group. The remaining $1.2 million is current debt, consisting entirely of borrowings on the Company's $1.7 million foreign line of credit.
No amounts were borrowed on the Company's $8.0 million U.S. line of credit.

The U.S. and foreign lines of credit mature in 1995. Historically, these credit lines have been structured as short-term and have been continuously renewed on their maturity dates. The Company currently expects to be able to renew these lines of credit on maturity under substantially the same terms as those presently in place.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1995 will be approximately $1.5 million. Such expenditures are currently expected to be funded from internally generated funds and, if necessary, borrowings from the Company's existing credit lines.
Although the Company fully expects that such expenditures will be made, it has purchase commitments for only a small portion of these amounts.

At March 30, 1995, the Company's material short-term unused sources of liquidity consisted of approximately $8.5 million in cash and cash equivalents, available borrowings of $8.0 million under its U.S. line of credit and available borrowings of approximately $500,000 under its foreign line of credit. The Company believes that cash, cash flow from operations and borrowings available under its U.S. and foreign lines of credit will be sufficient to fund working capital needs, service existing debt, finance planned capital acquisitions and fund its remaining restructure accrued liabilities. In addition, if the Company is successful in selling its land held for sale, additional capital will be available.

PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

            None


ITEM 2.     CHANGES IN SECURITIES

            None


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None


ITEM 5.     OTHER INFORMATION

            None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                PAGE

            (a)    Exhibits
                   11.  Statement Regarding Computation of Earnings
                        Per Share                                             14

            (b)    Reports on Form 8-K
                   None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               DATA I/O CORPORATION
                                                   (REGISTRANT)
DATED:   May 8, 1995



                                             By://S//Steven M. Gordon
                                                ---------------------
                                                 Steven M. Gordon
                                                  Vice President
                                            Finance and Administration
                                              Chief Financial Officer
                                             Chief Accounting Officer
                                              Secretary and Treasurer