Form 10-K405/A
period 1994-12-29
DATA I/O CORP
filed 1995-05-12
CIK 351998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

                                  FIRST AMENDMENT

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

                                  Page 1 of 38
                            Exhibit Index on Page N/A

                              DATA I/O CORPORATION

                                    FORM 10-K/A
                      FOR THE FISCAL YEAR ENDED DECEMBER 29, 1994

                                        INDEX


Part I                                                                      Page
- ------                                                                      ----
     Item 1.   Business                                                      N/A

     Item 2.   Properties                                                    N/A

     Item 3.   Legal Proceedings                                             N/A

     Item 4.   Submission of Matters to a Vote of Stockholders               N/A


Part II

     Item 5    Market for Registrant's Common Stock and Related Stockholder
               Matters

     Item 6.   Selected Five-Year Financial Data

     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

     Item 8.   Financial Statements and Supplementary Data
               (as originally filed)                                           3

     Item 8.   Financial Statements and Supplementary Data (as amended)       20

     Item 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosures                                         N/A


Part III

     Item 10.  Directors and Executive Officers of the Registrant            N/A

     Item 11.  Executive Compensation                                        N/A

     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management                                                    N/A

     Item 13.  Certain Relationships and Related Transactions                N/A


Part IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K                                                   N/A


Signatures                                                                    38

ITEM II

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS ORIGINALLY FILED)

See pages  4 through 20.

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
                                                               ----------
                                                                 ($395)
                                                               ----------
                                                               ----------

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below in accordance with SFAS 109 (in thousands):

                                                                                                                  Upon
                                                                                                               Adoption at
                                                                      December 29,        December 30,          January 1,
                                                                        1994                 1993                 1993
                                                                      ------------        ------------        ------------
Deferred income tax assets:

     Receivables allowance for doubtful accounts                        $    79             $    84             $    80
     Inventory, product return reserves and basis differences             1,079               1,088                 973
     Land basis                                                             966                 980
     Compensation accruals                                                  253                 271                 346
     Intercompany profit                                                    308                 578                 523
     Pension and retirement accruals                                        127                 390                 325
     Restructure asset and liability reserves                               606               1,424
     Accrued liability reserves                                             270                 252                 251
     Foreign net operating loss carryforwards                               720               1,127                 618
     Alternative minimum tax credit carryforwards                           275
     Other, net                                                              93                 119                 116
                                                                      ------------        ------------        ------------
                                                                          4,776               6,313               3,232
     Valuation allowance                                                 (3,358)             (3,751)               (311)
                                                                      ------------        ------------        ------------
                                                                         $1,418              $2,562              $2,921
                                                                      ------------        ------------        ------------
                                                                      ------------        ------------        ------------
Deferred income tax liabilities:


     Tax accelerated depreciation and amortization                        $798               $1,017                $916
     Foreign currency translation                                          279                  307                 284
     Other                                                                 138                  163                 152
                                                                      ------------        ------------        ------------
                                                                        $1,215               $1,487              $1,352
                                                                      ------------        ------------        ------------
                                                                      ------------        ------------        ------------

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (AS AMENDED)

See pages 21 through 37

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


NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT


Notes payable and long-term debt consisted of the following components:


     (In thousands)                               December 29,      December 30,
                                                     1994                1993
                                                  ------------        ----------
Borrowings under a $5.0 million
unsecured U.S. revolving line of credit,
maturing May 31, 1994, with a weighted
average interest rate of 4.4% at
December 30, 1993.                                                      $1,250

Borrowings under a $1.5 million
unsecured foreign revolving line of
credit maturing August 11, 1995, with
variable interest rates of 3.0% to 4.1%
and a weighted average rate of 3.2% at
December 29, 1994 and a weighted
average interest rate of 4.4% at
December 30, 1993.                                 $440                  1,117

Unsecured note payable to the CAD/CAM
Group, Inc., maturing in full on January 19,
1998, with variable interest rates based on
one-year U.S. Treasury Bills (7.15% at
December 29, 1994).                               1,500                  1,500
                                               ----------             ----------


Total debt                                        1,940                  3,867

Less current maturities                            440                   2,367
                                               ----------             ----------

Total long-term debt                            $1,500                  $1,500
                                               ----------             ----------
                                               ----------             ----------


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

                                                Shares                              Option Price
                                             ------------             ----------------------------------------
Outstanding December 26, 1991                   853,248                  $1.60            -            $5.88

        Granted                                 177,500                   3.75            -             6.38
        Exercised                              (199,476)                  1.98            -             4.60
        Expired and terminated                  (48,697)                  1.60            -             5.75
                                             ------------
Outstanding December 31, 1992                   782,575                   1.60            -             6.38

        Granted                                 266,000                   2.59            -             4.50
        Exercised                               (88,450)                  1.60            -             3.73
        Expired and terminated                 (213,375)                  1.98            -             5.88
                                             ------------
Outstanding December 30, 1993                   746,750                   2.06            -             6.38

        Granted                                 413,000                   2.44            -             3.59
        Exercised                               (44,875)                  2.06            -             3.75
        Expired and terminated                 (298,875)                  2.06            -             5.88
                                             ------------
Outstanding December 29, 1994                   816,000                   2.06            -             6.38
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
                                                               ----------
                                                                 ($395)
                                                               ----------
                                                               ----------

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below in accordance with SFAS 109 (in thousands):

                                                                                                                  Upon
                                                                                                               Adoption at
                                                                      December 29,        December 30,          January 1,
                                                                        1994                 1993                 1993
                                                                      ------------        ------------        ------------
Deferred income tax assets:

     Receivables allowance for doubtful accounts                        $    79             $    84             $    80
     Inventory, product return reserves and basis differences             1,079               1,088                 973
     Land basis                                                             966                 980
     Compensation accruals                                                  253                 271                 346
     Intercompany profit                                                    308                 578                 523
     Pension and retirement accruals                                        127                 390                 325
     Restructure asset and liability reserves                               606               1,424
     Accrued liability reserves                                             270                 252                 251
     Foreign net operating loss carryforwards                               720               1,127                 618
     Alternative minimum tax credit carryforwards                           275
     Other, net                                                              93                 119                 116
                                                                      ------------        ------------        ------------
                                                                          4,776               6,313               3,232
     Valuation allowance                                                 (3,358)             (3,751)               (311)
                                                                      ------------        ------------        ------------
                                                                         $1,418              $2,562              $2,921
                                                                      ------------        ------------        ------------
                                                                      ------------        ------------        ------------
Deferred income tax liabilities:


     Tax accelerated depreciation and amortization                        $798               $1,017                $916
     Foreign currency translation                                          279                  307                 284
     Other                                                                 138                  163                 152
                                                                      ------------        ------------        ------------
                                                                        $1,215               $1,487              $1,352
                                                                      ------------        ------------        ------------
                                                                      ------------        ------------        ------------

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

Data I/O Corporation's common stock is traded in the over-the-counter National Market System (NASDAQ symbol is DAIO) and quoted in many financial publications, including the WALL STREET JOURNAL. The per share prices reported in the table above are those reported by NASDAQ. The approximate number of stockholders of record at March 1, 1995, was 1,369.

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


                                                DATA I/O CORPORATION
                                                    (REGISTRANT)

DATED:   May 11, 1995                           By://S//Steven M. Gordon
                                                -------------------------------
                                                   Steven M. Gordon
                                                   Vice President
                                                Finance and Administration
                                                   Chief Financial Officer
                                                  Chief Accounting Officer
                                                  Secretary and Treasurer