Form 10-Q
period 1995-06-29
DATA I/O CORP
filed 1995-08-10
CIK 351998

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


       For the quarter ended JUNE 29, 1995     Commission File No. 0-10394


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


        Registrant's telephone number, including area code (206) 881-6444


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        ----    ----


7,541,417 shares of no par value Common Stock outstanding as of July 25, 1995


                                  Page 1 of 16
                            Exhibit Index on Page 15

--------------------------------------------------------------------------------

                              DATA I/O CORPORATION

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 29, 1995

                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

   Item 1.     Financial Statements (unaudited)                                3

   Item 2.     Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                           8


PART II - OTHER INFORMATION

   Item 1.     Legal Proceedings                                              13

   Item 2.     Changes in Securities                                          13

   Item 3.     Defaults Upon Senior Securities                                13

   Item 4.     Submission of Matters to a Vote of Security Holders            13

   Item 5.     Other Information                                              13

   Item 6.     Exhibits and Reports on Form 8-K                               13


Signatures                                                                    14

Exhibit Index                                                                 15

Exhibit 11                                                                    16


PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
                                                           June 29,             Dec. 29,
                                                             1995                 1994
------------------------------------------------------------------------------------------------------------------------------------
(In thousands, except share data)                         (Unaudited)           (Note 1)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                               $ 8,546              $ 7,279
  Trade accounts receivable,
    less allowance for doubtful
    accounts of $293 and $277                              12,425               10,145
  Inventories                                               7,893                6,937
  Recoverable income taxes                                    368                  453
  Deferred income taxes                                       773                  675
  Other current assets                                        674                1,361
                                                         ----------          -----------
    TOTAL CURRENT ASSETS                                   30,679               26,850

Land held for sale                                          2,058                2,006
Property, plant and equipment - net                        10,413               10,737
Other assets                                                3,483                3,894
                                                         ----------          -----------
    TOTAL ASSETS                                          $46,633              $43,487
                                                         ----------          -----------
                                                         ----------          -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                        $ 1,923              $ 1,908
  Accrued compensation                                      3,219                3,460
  Deferred revenue                                          5,721                5,331
  Other accrued liabilities                                 2,736                2,786
  Accrued costs of business restructuring                   1,731                1,890
  Income taxes payable                                        758                  997
  Notes payable                                             1,138                  440
                                                         ----------          -----------
    TOTAL CURRENT LIABILITIES                              17,226               16,812

LONG TERM DEBT                                              1,500                1,500
LONG TERM OTHER PAYABLES                                      426                  361
DEFERRED INCOME TAXES                                         448                  471
STOCKHOLDERS' EQUITY:
  Preferred stock -
    Authorized, 5,000,000 shares, including
      200,000 shares of Series A Junior Participating
    Issued and outstanding, none
  Common stock, at stated value -
    Authorized, 30,000,000 shares
    Issued and outstanding, 7,537,167
     and 7,431,901 shares, respectively                    21,120               20,729
  Retained earnings                                         5,516                3,185
  Currency translation adjustments                            397                  429
                                                         ----------          -----------
    TOTAL STOCKHOLDERS' EQUITY                             27,033               24,343

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $46,633              $43,487
                                                         ----------          -----------
                                                         ----------          -----------

See notes to consolidated financial statements

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                    Quarter Ended                         Six Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                            June 29,            June 30,            June 29,             June 30
                                                              1995                1994                1995                1994
------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)

Net sales                                                   $16,126             $16,131             $32,334             $30,535
Cost of goods sold                                            7,323               7,359              14,694              14,747
                                                            -------             -------             -------             -------
  Gross margin                                                8,803               8,772              17,640              15,788


Operating expenses:
  Research and development                                    2,397               2,246               4,730               4,448
  Selling, general and administrative                         4,967               5,284              10,072              10,427
                                                            -------             -------             -------             -------
    Total operating expenses                                  7,364               7,530              14,802              14,875
                                                            -------             -------             -------             -------
    Operating income                                          1,439               1,242               2,838                 913


Non-operating (income) expense:
  Interest income                                              (111)                (21)               (211)                (29)
  Interest expense                                               80                  68                 143                 135
  Foreign currency exchange                                      (1)                  7                   1                   6
                                                            -------             -------             -------             -------
    Total non-operating (income) expense
                                                                (32)                 54                 (67)                112
                                                            -------             -------             -------             -------
Income before taxes                                           1,471               1,188               2,905                 801

Income tax expense                                              282                 400                 575                 412
                                                            -------             -------             -------             -------
Net income                                                   $1,189                $788              $2,330                $389
                                                            -------             -------             -------             -------
                                                            -------             -------             -------             -------
Earnings per share:
  Net income                                                  $0.15               $0.11               $0.30               $0.05
                                                            -------             -------             -------             -------
                                                            -------             -------             -------             -------

Weighted average shares outstanding                           7,930               7,360               7,875               7,347
                                                            -------             -------             -------             -------
                                                            -------             -------             -------             -------


See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
For the six months ended:                            June 29,         June 30,
                                                       1995             1994
------------------------------------------------------------------------------------------------------------------------------------
(In thousands)
OPERATING ACTIVITIES:
  Net income                                         $2,330             $389
  Adjustments to reconcile income
  to net cash provided by operating activities:
    Depreciation and amortization                     2,184            2,439
    Deferred income taxes and tax refunds              (276)           1,860
    Deferred revenue                                    387              402
    Changes in current items other
    than cash and cash equivalents:
      Trade accounts receivable                      (2,290)            (962)
      Inventories                                      (956)           1,459
      Other current assets                              686              228
      Accounts payable and accrued liabilities         (211)             787
      Business restructure                             (159)          (1,198)
                                                  -------------    -------------
  Cash provided by operating activities               1,695            5,404

INVESTING ACTIVITIES:
  Additions to property, plant and equipment         (1,276)            (237)
  (Additions to)/dispositions of other assets          (232)               4
                                                  -------------    -------------
    Cash used for investing activities               (1,508)            (233)

FINANCING ACTIVITIES:
  Additions to/(repayment of) notes payable             693           (1,422)
  Sale of common stock                                  166              167
  Proceeds from exercise of stock options               225               18
                                                  -------------    -------------
    Cash provided by/(used for) financing
    activities                                        1,084           (1,237)
                                                  -------------    -------------
Increase in cash and cash equivalents                 1,271            3,934

Effects of exchange rate changes on cash                 (4)             (24)
Cash and cash equivalents - Beginning of period       7,279            1,704
                                                  -------------    -------------
Cash and cash equivalents - End of period            $8,546           $5,614
                                                  -------------    -------------
                                                  -------------    -------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                             $ 73             $ 77
  Income taxes                                         $451             $113



See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

The financial statements as of June 29, 1995 and June 30, 1994, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 29, 1994 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter and six months ended June 29, 1995 are not necessarily indicative of the results that may be expected for the year ending December 28, 1995. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 29, 1994.


NOTE 2 - CLASSIFICATIONS

Certain prior periods balances have been reclassified to conform to the presentation used in the current period.


NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):


                                          June 29,                 Dec. 29,
                                            1995                     1994
                                       --------------           ---------------
          Raw material                     $3,177                   $3,327
          Work-in-process                   2,779                    1,955
          Finished goods                    1,937                    1,655
                                       --------------           ---------------
                                           $7,893                   $6,937
                                       --------------           ---------------
                                       --------------           ---------------

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):


                                           June 29,                 Dec. 29,
                                            1995                     1994
                                        --------------           ---------------

        Land                                $   910                  $   910
        Building and improvements             7,533                    7,334
        Equipment                            22,175                   21,507
                                        --------------           ---------------
                                             30,618                   29,751
        Less accumulated depreciation        20,205                   19,014
                                        --------------           ---------------
                                            $10,413                  $10,737
                                        --------------           ---------------
                                        --------------           ---------------

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

The Company was able to reverse deferred tax asset valuation allowances for the quarter ended June 29, 1995, due to the Company's profit generated in the current period and utilization of alternative minimum tax credit carryforwards. The valuation allowance for deferred tax assets decreased by approximately $200,000 during the second quarter and $300,000 for the first six months of 1995 to $3.1 million as of June 29, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

BUSINESS ACQUISITION

The Company has signed an agreement in principal to purchase Reel-Tech, Inc. of Indianapolis, Indiana. Reel-Tech designs and manufactures handling equipment primarily for use by semiconductor companies in their manufacturing operations. Revenues for Reel-Tech in 1994, were approximately $2.0 million. For the last year, Reel-Tech has been Data I/O's partner for the development and manufacture of handling equipment for the ProMaster 9500. Data I/O expects to complete due diligence, execute a definitive purchase agreement, and close this transaction in the third quarter of 1995. The transaction will be accounted for using the purchase method with a portion of the purchase price being contingent upon the acquired operation achieving specified performance goals. The Company is currently investigating the potential of a charge to earnings in the third quarter related to this acquisition. The Company expects to fund this acquisition from its existing cash balances and does not believe that the acquisition will have a material impact on its liquidity.

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

Of the total $6.1 million restructuring charge, approximately $1.9 million remained as an accrued liability at December 29, 1994. At June 29, 1995, the remaining accrued liability was approximately $1.7 million. The reduction during the first six months of 1995 related primarily to implementation of changes in manufacturing processes, facility consolidation and office space lease payments.

As of June 29, 1995, the Company's restructuring has proceeded as planned. No significant changes were made to the Company's restructuring plans during the second quarter of 1995. The relocation to Redmond, Washington of the Company s Anaheim, California manufacturing operations is scheduled to take place in stages during the next three quarters. The Company has made significant efforts to minimize disruption of production of the Company s automated handling systems, most of which historically have been manufactured in Anaheim. However, there can be no assurance that the transfer of these operations will not cause delays in production and delivery of product or other adverse consequences.


RESULTS OF OPERATIONS


NET SALES

                                                       Second Quarter                  First Six Months
                                                       --------------                  ----------------
(in thousands)                                      1995             1994            1995              1994
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                          $16,126          $16,131          $32,334         $30,535
Change Net Sales                                      0%                               5.9%
------------------------------------------------------------------------------------------------------------------------------------

Net sales in the Company's core IC programmer business were approximately at the same level in the second quarter and first six months of 1995 as in the same periods of 1994. These revenues had declined between 6% and 17% for the two prior years. This stabilization in revenues reflects the growth in the Company's parallel programmer products used in the manufacturing environment and sales growth of the ChipLab product, the Company's lowest priced IC programmer for the engineering market. Offsetting this growth is the continued decline in sales of the Company's traditional line of higher-priced IC programmers for the engineering market. The Company believes the increase in sales of the Company's parallel programmer products reflects the expanded use of programmable integrated circuits in the mid- to high-volume manufacturing market which is also driving the increased sales of the Company's automated handling systems. The Company believes the increase in sales of its ChipLab product is indicative of the continuing market shift toward lower-priced IC programmers.

The Company believes the market shift to lower-priced IC programmers has been caused in part by advances in semiconductor processing technology that has lowered the barriers to entry in the programmer business over the last several years. This has caused new market entrants to appear regularly, each trying to carve out a niche. New entrants cause downward price pressure, and each cycle of new competitors lowers the acceptable price of a conventional IC programmer in the customer's view. In addition, the Company believes that there has been a shift in the demand for tools by engineering design teams in favor of increased software design tools. These industry changes had, and are continuing to have, an adverse effect on the Company's IC programmer sales and gross margins, especially since the Company's products historically have been oriented toward hardware tools and, within hardware tools, toward higher-priced IC programmers. However, the Company believes these trends are creating and will continue to generate increased sales for its newer products including ChipLab, Synario, PSX and ProMaster.

Sales of the Company's ProMaster line of automated handling systems for the manufacturing environment increased by approximately 9% for second quarter and 24% for the first six months of 1995 compared to 1994. For the second quarter and first six months of 1995 automated handling systems accounted for approximately 26% of total revenues, compared with 24% in the second quarter and 22% for the first six months of 1994. A market shift in the ProMaster product mix toward higher priced models also contributed to the sales increase.

The Company'shipped the first unit of its newly introduced ProMaster 9500 in the first quarter of 1995. Due to production constraints the Company was unable to ship ProMaster 9500 units during the second quarter. The Company received orders for three more units during the second quarter, bringing the total backlog of these units to four at June 29, 1995 or approximately $2.1 million. The Company is expecting shipments of this product to resume in the third quarter, as production increases. The Company believes that in the electronic manufacturing market, the proliferation of hard-to-handle surface mount packages in a variety of types is causing a worldwide trend toward automation and integration of manufacturing processes. The Company believes its line of automated handling systems is well positioned to capitalize on this trend.

Software product sales declined by approximately 11% compared with the second quarter of 1994. Software sales in the first six months of 1995 were approximately equal to the same period of 1994. Revenues for the Company's older design software products, FutureNet, which the Company discontinued selling in 1995, and ABEL, combined declined by 31% for the second quarter and 24% for the first six months of 1995 compared to the same periods in 1994. The Company's Synario software product sales increased by 22% in the second quarter and 64% for the first six months of 1995 compared to the same periods in 1994.

International sales were favorably impacted by foreign currency exchange rate changes by approximately $600,000 during the second quarter of 1995 compared to the second quarter of 1994, which was due primarily to rate changes for the Japanese Yen and the German Mark. International sales were 48% of total net sales for the second quarter of 1995 compared to 45% of total net sales in the second quarter of 1994.


GROSS MARGIN

                                                       Second Quarter                  First Six Months
                                                       --------------                  ----------------
(in thousands)                                      1995            1994             1995              1994
------------------------------------------------------------------------------------------------------------------------------------
Gross Margin                                        $8,803         $8,772           $17,640          $15,788
Percentage of net sales                             54.6%          54.4%              54.6%           51.7%
------------------------------------------------------------------------------------------------------------------------------------


Gross margins for the second quarter remained at approximately the levels recorded in 1994 as improvements due to manufacturing labor and overhead reductions, improved service margins, and the positive currency effects of a weaker dollar were offset by lower product margins. The shift in mix of product revenues from software to hardware and from higher-priced and higher margin IC programmers to the lower-priced alternatives have lowered the overall product gross margins.

For the first six months of 1995 compared to 1994 the increase in gross margin is largely due to the increase in sales volume. In particular, the Company is achieving improved margins on automated handling system products due to higher volume and a market shift toward higher priced models. In addition, gross margin as a percent of net sales increased largely due to the better utilization of fixed manufacturing overhead. This occurred as a result of increased inventory production related to the higher sales volume, as well as reduced costs in manufacturing, service and distribution operations as a result of the Company's restructuring.


RESEARCH AND DEVELOPMENT

                                                                              Second Quarter              First Six Months
                                                                              --------------              ----------------
(in thousands)                                                             1995            1994          1995             1994
------------------------------------------------------------------------------------------------------------------------------------
Research and development                                                   $2,397         $2,246         $4,730          $4,448
Percentage of net sales                                                    14.9%          13.9%          14.6%           14.6%
------------------------------------------------------------------------------------------------------------------------------------

The increase in research and development spending compared to the second quarter and the first six months of 1994 is primarily due to additional research and development projects and increased compensation costs. The Company expects to continue its significant investment in research and development.

The Company believes it is essential to invest in research and development to support its existing products and to create new products as markets develop and technologies change. The Company is focusing its research and development efforts in its strategic growth markets, namely automated handling systems for the manufacturing environment, Windows-based EDA software design tools and lower-priced IC programmers.


SELLING, GENERAL AND ADMINISTRATIVE

                                                                              Second Quarter               First Six Months
                                                                              --------------               ----------------
(in thousands)                                                             1995            1994          1995             1994
------------------------------------------------------------------------------------------------------------------------------------
Selling, general & administrative                                          $4,967         $5,284         $10,072         $10,427
Percentage of net sales                                                    30.8%          32.8%           31.1%           34.1%



The decrease in selling, general and administrative expenditures during the second quarter and the first six months of 1995 relative to 1994 is due primarily to the restructure efforts which decreased headcount world-wide by approximately 28% and focused on matching cost effective sales channels to the Company's products and markets. Partially offsetting these expense reductions were increased expenses in the Company's foreign offices, due to currency rate changes and increased incentive compensation.


INTEREST

                                                                              Second Quarter               First Six Months
                                                                              --------------               ----------------
(in thousands)                                                             1995            1994          1995             1994
------------------------------------------------------------------------------------------------------------------------------------
Interest income                                                            $111             $21           $211             $29
Interest expense                                                            $80             $68           $143            $135
------------------------------------------------------------------------------------------------------------------------------------


Interest income increased during the second quarter and first six months of 1995 compared with 1994, primarily due to an increase in the average level of funds available for investment.


INCOME TAXES

                                                                              Second Quarter               First Six Months
                                                                              --------------               ----------------
(in thousands)                                                             1995            1994          1995             1994
------------------------------------------------------------------------------------------------------------------------------------
Income taxes                                                               $282           $400           $575             $412
Effective tax rate                                                          19%           34%             20%             51%
------------------------------------------------------------------------------------------------------------------------------------


The Company's effective tax rate for the second quarter and the first six months of 1995 differed from the statutory 34% tax rate primarily due to the reversal of tax valuation reserves. The valuation reserves reversed primarily due to the Company utilizing net operating loss and alternative minimum tax credit carryforwards. The Company has valuation reserves of $3.1 million that may continue to reverse as the Company records income. The Company believes these potential reversing valuation reserves may continue to substantially reduce its effective tax rate from the statutory rate during the balance of 1995.


NET INCOME AND EARNINGS PER SHARE

                                                                              Second Quarter               First Six Months
                                                                              --------------               ----------------
(in thousands)                                                             1995            1994          1995             1994
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                 $1,189         $788          $2,330            $389
Earnings per share                                                          $0.15        $0.11           $0.30           $0.05
------------------------------------------------------------------------------------------------------------------------------------

The increase in net income and earnings per share compared with the second quarter and first six months of 1994 is primarily due to a combination of increased sales volume, a higher gross margin percentage, reduced costs and operating expenses resulting from the Company's restructure of its operations and reversal of deferred tax valuation reserves.


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


FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES
                                                                                June 29,                                Dec. 29,
                                                                                  1995             Change                 1994
------------------------------------------------------------------------------------------------------------------------------------
Working capital                                                                 $13,453             $3,415              $10,038
Total debt                                                                       $2,638               $698               $1,940
------------------------------------------------------------------------------------------------------------------------------------

Working capital increased during the second quarter and first six months of 1995 primarily due to the funds provided by operations.

The Company's trade accounts receivable increased by approximately $500,000 in the second quarter and $2.3 million for the first six months of 1995. This increase relates to a higher percentage of international sales which have a longer collection period and a general increase in the collection period related to automated handling products. The Company also increased its inventory level by approximately $300,000 in the second quarter and $1.0 million in the first six months, primarily to support the growth in the automated handling systems volume as well as to provide a level of safety stock during the Anaheim factory relocation. The Company reduced its other current assets by approximately $700,000 primarily due to the collection of former lease deposits. The Company reduced its accounts payable by approximately $900,000 during the second quarter to levels consistent with the end of 1994. Funding for these changes were provided primarily by operations, a net increase in notes payable during the first six months of 1995 of approximately $700,000 and approximately $400,000 in stock sale proceeds, under the Company's employee stock benefit plans, during the first six months of 1995.

As of June 29, 1995, the Company had total debt of $2.6 million or approximately 10% of its $27.0 million in equity. Of this debt, $1.5 million is a note payable due in 1998 for the balance of the purchase price of the CAD/CAM Group. The remaining $1.1 million is current debt, consisting entirely of borrowings on the Company's $1.8 million foreign line of credit. No amounts were borrowed on the Company's $8.0 million U.S. line of credit.

The U.S. line of credit was renewed in May of 1995 and matures in 1996. The foreign line of credit matures in November 1995. Historically, these credit lines have been structured as short-term and have been renewed on their maturity dates. The Company currently expects to be able to renew these lines of credit on maturity under substantially the same terms as those presently in place.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1995 will be approximately $1.5 million, which does not include any amount related to the Reel-Tech, Inc. proposed acquisition. Such expenditures are currently expected to be funded from internally generated funds and, if necessary, borrowings under the Company's existing credit lines. Although the Company fully expects that such expenditures will be made, it has purchase commitments for only a small portion of these amounts.

At June 29, 1995, the Company's material short-term unused sources of liquidity consisted of approximately $8.5 million in cash and cash equivalents, available borrowings of $8.0 million under its U.S. line of credit and available borrowings of approximately $700,000 under its foreign line of credit. The Company believes that cash, cash flow from operations and borrowings available under its U.S. and foreign lines of credit will be sufficient to fund working capital needs, service existing debt, finance planned capital expenditures, finance the Reel-Tech, Inc. proposed acquisition and fund its remaining restructure accrued liabilities. In addition, if the Company is successful in selling its land held for sale, additional capital will be available.

PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            None


ITEM 2.     CHANGES IN SECURITIES

            None


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 16, 1995, there were present in person or by proxy the holders of 6,415,067 shares of the 7,492,042 shares of Common Stock of the Corporation. The following presents matters ratified and the voting results.

     (a) Election of a Board of Directors consisting of the following four (4) directors:

                         Name             Votes For   Votes Withheld
                         ----             ---------   --------------

                  William C. Erxleben     5,895,322       519,745
                  W. Hunter Simpson       5,862,187       552,880
                  Donald R. Stenquist     5,911,800       503,267
                  Milton F. Zeutschel     5,904,359       510,708


     (b)  Approval of an amendment to the Company's 1986 Stock Option
     Plan whereby the number of shares of the Company's Common Stock reserved for issuance under the Plan was increased by 500,000 shares; a maximum number of options that may be granted to any one individual in any one fiscal year was created; and the term of the Plan was extended until terminated by the Board of Directors for Non-Qualified Stock Options or to December 15, 2006 for Incentive Stock Options. Votes cast were 2,962,299 For, 1,084,111 Against, 155,309 Abstain and 2,213,348 Broker Non-Votes.


ITEM 5.     OTHER INFORMATION

            None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                               Page
                                                                            ----

            (a)  Exhibits
                 11.  Statement Regarding Computation of Earnings Per Share  16

            (b)  Reports on Form 8-K
                 None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     DATA I/O CORPORATION
                                                          (REGISTRANT)
DATED:   August 3, 1995


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
                                                       Secretary and Treasurer


                                  EXHIBIT INDEX


Exhibit Number                                            Title                                                    Page Number
--------------           -------------------------------------------------                                         -----------
        11               Statement Regarding Computation of Earnings per Share                                          16
