Form 10-Q
period 1995-09-28
DATA I/O CORP
filed 1995-11-13
CIK 351998

--------------------------------------------------------------------------------

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


   For the quarter ended SEPTEMBER 28, 1995     Commission File No. 0-10394


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

7,630,600 shares of no par value Common Stock outstanding as of October 25, 1995


                                 Page 1 of 17
                           Exhibit Index on Page 16

--------------------------------------------------------------------------------

                             DATA I/O CORPORATION

                                  FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 28, 1995

                                   INDEX


PART I - FINANCIAL INFORMATION                                        PAGE
                                                                      ----
  Item 1.  Financial Statements (unaudited)                             3

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          8


PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                           14

  Item 2.  Changes in Securities                                       14

  Item 3.  Defaults Upon Senior Securities                             14

  Item 4.  Submission of Matters to a Vote of Security Holders         14

  Item 5.  Other Information                                           14

  Item 6.  Exhibits and Reports on Form 8-K                            14


Signatures                                                             15

Exhibit Index                                                          16

Exhibit 11                                                             17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------
                                                          Sept. 28,        Dec. 29,
                                                            1995             1994
------------------------------------------------------------------------------------
(In thousands, except share data)                        (Unaudited)        (Note 1)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $ 8,488          $ 7,279
  Trade accounts receivable,
    less allowance for doubtful
    accounts of $301 and $277                               11,861            10,145
  Inventories                                                8,462             6,937
  Recoverable income taxes                                       0               453
  Deferred income taxes                                      1,073               675
  Other current assets                                         575             1,361
                                                           -------           -------
      TOTAL CURRENT ASSETS                                  30,459            26,850

Land held for sale                                           2,074             2,006
Property, plant and equipment - net                         10,194            10,737
Other assets                                                 4,836             3,894
                                                           -------           -------
      TOTAL ASSETS                                         $47,563           $43,487
                                                           -------           -------
                                                           -------           -------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                         $ 2,127           $ 1,908
  Accrued compensation                                       3,735             3,460
  Deferred revenue                                           5,420             5,331
  Other accrued liabilities                                  2,691             2,786
  Accrued costs of business restructuring                    1,441             1,890
  Income taxes payable                                       1,111               997
  Notes payable                                                421               440
                                                           -------           -------
      TOTAL CURRENT LIABILITIES                             16,946            16,812

LONG TERM DEBT                                               1,500             1,500
LONG TERM OTHER PAYABLES                                     1,105               361
DEFERRED INCOME TAXES                                          219               471

STOCKHOLDERS' EQUITY:
  Preferred stock -
    Authorized, 5,000,000 shares, including
      200,000 shares of Series A Junior Participating
    Issued and outstanding, none
  Common stock, at stated value -
    Authorized, 30,000,000 shares
    Issued and outstanding, 7,630,600
      and 7,431,901 shares, respectively                    21,563            20,729
  Retained earnings                                          5,760             3,185
  Currency translation adjustments                             470               429
                                                           -------           -------
      TOTAL STOCKHOLDERS' EQUITY                            27,793            24,343
                                                           -------           -------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $47,563           $43,487
                                                           -------           -------
                                                           -------           -------

See notes to consolidated financial statements

                                DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Quarter Ended           Nine Months Ended
-------------------------------------------------------------------------------------------------------
                                                   Sept. 28,     Sept. 29,     Sept. 28,    Sept. 29,
                                                      1995          1994          1995        1994
-------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Net sales                                            $15,648       $15,620       $47,982      $46,154
Cost of goods sold                                     7,663         7,239        22,357       21,985
                                                     -------       -------       -------      -------
  Gross margin                                         7,985         8,381        25,625       24,169

Operating expenses:
  Research and development                             2,019         2,437         6,749        6,885
  Selling, general and administrative                  4,870         4,583        14,942       15,011
  Write-off of acquired in-process R&D                   825             0           825            0
                                                     -------       -------       -------      -------
     Total operating expenses                          7,714         7,020        22,516       21,896
                                                     -------       -------       -------      -------
     Operating income                                    271         1,361         3,109        2,273

Non-operating (income) expense:
  Interest income                                       (112)          (46)         (323)         (76)
  Interest expense                                        65            55           207          190
  Foreign currency exchange                                6           (12)            7           (5)
                                                     -------       -------       -------      -------
     Total non-operating (income) expense                (41)           (3)         (109)         109
                                                     -------       -------       -------      -------
Income before taxes                                      312         1,364         3,218        2,164

Income tax expense                                        68           567           644          979
                                                     -------       -------       -------      -------
Net income                                           $   244       $   797       $ 2,574      $ 1,185
                                                     -------       -------       -------      -------
                                                     -------       -------       -------      -------
Earnings per share:
  Net income                                         $  0.03       $  0.11       $  0.32      $  0.16
                                                     -------       -------       -------      -------
                                                     -------       -------       -------      -------
Weighted average shares outstanding                    8,045         7,422         7,947        7,374
                                                     -------       -------       -------      -------
                                                     -------       -------       -------      -------

See notes to consolidated financial statements.

                                   DATA I/O CORPORATION

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (UNAUDITED)

-----------------------------------------------------------------------------------------
For the nine months ended:                               Sept. 28,           Sept. 29,
                                                           1995                 1994
-----------------------------------------------------------------------------------------
(In thousands)
OPERATING ACTIVITIES:
  Net income                                              $ 2,574              $ 1,185
  Adjustments to reconcile net income
  to net cash provided by operating activities:
     Depreciation and amortization                          3,240                3,488
     Write-off of acquired in-process R&D                     825                    0
     Deferred income taxes and tax refunds                    (83)               2,368
     Deferred revenue                                         100                  879
     Changes in current items other
     than cash and cash equivalents:
         Trade accounts receivable                           (497)              (2,528)
         Inventories                                       (1,393)               1,289
         Other current assets                                 788                  366
         Accounts payable and accrued liabilities            (111)                 834
         Business restructure                                (449)              (1,858)
                                                          -------              -------
  Net cash provided by operating activities                 4,994                6,023

INVESTING ACTIVITIES:
  Additions to property, plant and equipment               (1,771)                (665)
  Investment in assets of acquired business                (2,055)                   0
  (Additions to)/dispositions of other assets                (198)                   3
                                                          -------              -------
     Cash used for investing activities                    (4,024)                (662)

FINANCING ACTIVITIES:
  Additions to/(repayment of) notes payable                  (616)              (1,439)
  Sale of common stock                                        333                  327
  Proceeds from exercise of stock options                     501                   21
                                                          -------              -------
     Cash provided by/(used for) financing activities         218               (1,091)
                                                          -------              -------
Increase in cash and cash equivalents                       1,188                4,270

Effects of exchange rate changes on cash                       21                   (3)
Cash and cash equivalents - Beginning of period             7,279                1,704
                                                          -------              -------
Cash and cash equivalents - End of period                 $ 8,488              $ 5,971
                                                          -------              -------
                                                          -------              -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                  $104                 $225
  Income taxes                                              $888                 $141

See notes to consolidated financial statements.

                               DATA I/O CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

The financial statements as of September 28, 1995 and September 29, 1994, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 29, 1994 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter and nine months ended September 28, 1995 are not necessarily indicative of the results that may be expected for the year ending December 28, 1995. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 29, 1994.

NOTE 2 - CLASSIFICATIONS

Certain prior period's balances have been reclassified to conform to the presentation used in the current period.

NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                  Sept. 28,       Dec. 29,
                                    1995            1994
                                  ---------       --------
Raw material                       $3,650          $3,327
Work-in-process                     2,466           1,955
Finished goods                      2,346           1,655
                                   ------          ------
                                   $8,462          $6,937
                                   ------          ------
                                   ------          ------

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                  Sept. 28,       Dec. 29,
                                    1995            1994
                                  ---------       --------
Land                               $   910         $   910
Building and improvements            7,525           7,334
Equipment                           22,363          21,507
                                   -------         -------
                                    30,798          29,751
Less accumulated depreciation       20,604          19,014
                                   -------         -------
                                   $10,194         $10,737
                                   -------         -------
                                   -------         -------

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

The Company was able to reverse deferred tax asset valuation allowances for the quarter ended September 28, 1995, due to the Company's profit generated in the current period and utilization of alternative minimum tax credit carryforwards. The valuation allowance for deferred tax assets decreased by approximately $100,000 during the third quarter and $400,000 for the first nine months of 1995 to $3.0 million as of September 28, 1995.

NOTE 6 - BUSINESS ACQUISITION

On August 31,1995, the Company acquired the assets of Reel-Tech, Inc. (Reel-Tech) of Indianapolis, Indiana and entering into employment and non-compete agreements with its two founding technologists. The purchase price for the assets of Reel Tech included an initial cash payment of $2 million and assumed certain liabilities of approximately $1.2 million. The Company has agreed to make additional payments of up to a maximum of $2.0 million over the next three years, with these payments contingent upon the acquired operation achieving specified performance goals.

The transaction was accounted for using the purchase method. In addition to the initial cash payment, the Company accrued approximately $700,000 of the future contingent payment obligation. The Company recorded approximately $1.3 million of tangible assets consisting of approximately $1.2 million of trade receivables and approximately $100,000 of inventory. As part of the purchase price allocation, intangible assets of approximately $1.7 million were recorded consisting of established technology, customer base, workforce and non-competition agreements which are being amortized over their estimated useful lives of 5 to 7 years. The Company recorded an operating expense in the third quarter of $825,000 related to the acquisition of in-process research and development.

Reel-Tech designs, manufactures and sells equipment that is used in handling and marking integrated circuits during the semiconductor manufacturing process. Reel-Tech's revenues for the first nine months of 1995 totaled approximately $2.0 million (excluding sales to Data I/O). For the past year, Reel-Tech has partnered with Data I/O in the development and manufacture of the handling portion of Data I/O's ProMaster 9500. Data I/O expects to have as a result of the acquisition, increased sales from the semiconductor equipment product lines and improved ProMaster 9500 gross margins by manufacturing the handling portion of the product. With the exception of the above discussed charge for in-process research and development, the Company does not expect this transaction to have a material effect on earnings for 1995 or 1996, as the amortization of the capitalized portion of the purchase price is expected to substantially offset the additional earnings generated due to this acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

BUSINESS ACQUISITION

As discussed in Note 6 of ""Notes to Consolidated Financial Statements'', on August 31, 1995 the Company acquired the assets of Reel-Tech, Inc. and entered into employment and non-compete agreements with its two founding technologists. The purchase included an initial cash payment of $2.0 million and assumption of certain liabilities. The Company has agreed to make additional payments of up to $2.0 million over the next three years, with these payments contingent upon the acquired operation achieving specified performance goals.

SHARE REPURCHASE PROGRAM

The Company announced on October 27, 1995 a share repurchase program in which the Company may repurchase up to 7.5% (approximately 570,000 shares) of its outstanding shares of common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Purchases may commence or be discontinued at any time.

RESTRUCTURE PROGRESS

During the fourth quarter of 1993, the Company recorded a pretax charge of $6.1 million related to the restructure of its sales and distribution channels, downsizing its operations to a level consistent with anticipated lower sales and product margins, and to consolidate and outsource certain manufacturing processes. The purpose of the restructure was primarily to reduce expenses and significantly lower the Company's break-even point in reaction to the reduced sales and gross margins the Company was experiencing in 1993. Additionally, the Company made several strategic changes to its sales and distribution channels to better align distribution of the Company's current and anticipated future products to their markets and customers. The general downsizing of operations and restructure of the sales and distribution system were substantially completed during the fourth quarter of 1993 and first quarter of 1994. The Company began implementation of the planned changes to its manufacturing processes in the first quarter of 1994 for completion during 1997.

Of the total $6.1 million restructuring charge, approximately $1.9 million remained as an accrued liability at December 29, 1994. At September 28, 1995, the remaining accrued liability was approximately $1.4 million. The reduction during the first nine months of 1995 related primarily to implementation of changes in manufacturing processes, facility consolidation and abandoned office space lease payments.

As of September 28, 1995, the Company's restructuring has proceeded approximately as planned. No significant changes were made to the Company's restructuring plans during the third quarter of 1995. The relocation to Redmond, Washington of the Company's Anaheim, California manufacturing operations began during the quarter with remaining stages scheduled to occur during the next two quarters. The Company has made significant efforts to minimize disruption of production of the Company's automated handling systems, most of which historically have been manufactured in Anaheim. However, there can be no assurance that the transfer of these operations will not cause delays in production and delivery of product or other adverse consequences.

RESULTS OF OPERATIONS


NET SALES

                                    Third Quarter          First Nine Months
                                  -----------------       -------------------
(in thousands)                     1995       1994          1995       1994
-----------------------------------------------------------------------------
Net sales                         $15,648   $15,620        $47,982    $46,154

Change Net Sales                      0.2%                     4.0%
-----------------------------------------------------------------------------


Net sales in the Company's non-automated IC programmer product lines declined approximately 7% in the third quarter and approximately 2% in the first nine months of 1995 compared to the same periods of 1994. The Company believes these declines reflect the continuing market shift away from the Company's traditional line of higher-priced IC programmers for the engineering market. Partially offsetting these declines were increased sales of in the Company's parallel programmer products used in the manufacturing environment and in the combined sales of the Company's lower-priced engineering IC programmer products, the 2700 product, introduced in the third quarter of 1995, and the ChipLab product, the Company's lowest priced IC programmer.

The Company believes the market shift to lower-priced IC programmers has been caused in part by advances in semiconductor processing technology that have lowered the barriers to entry in the programmer business over the last several years. This has caused new market entrants to appear regularly, each trying to carve out a niche. New entrants cause downward price pressure, and each cycle of new competitors lowers the acceptable price of a conventional IC programmer in the customer's view. In addition, the Company believes that there has been a shift in the demand for tools by engineering design teams in favor of increased software design tools. These industry changes had, and are continuing to have, an adverse effect on the Company's IC programmer sales and gross margins, especially since the Company's products historically have been oriented toward hardware tools and, within hardware tools, toward higher-priced IC programmers. However, the Company believes these trends are creating and will continue to generate increased sales for its newer products including ChipLab, 2700 and Synario.

Sales of the Company's ProMaster line of automated handling systems for the manufacturing environment increased by approximately 17% for third quarter and 22% for the first nine months of 1995 compared to the same periods of 1994. Automated handling systems accounted for approximately 30% of total revenues for the third quarter and approximately 27% for the first nine months of 1995, compared with 25% for the third quarter and 23% for the first nine months of 1994. A market shift in the ProMaster product mix toward higher priced models also contributed to the sales increase. During the third quarter, the Company shipped its second and third ProMaster 9500 units after shipping the first unit of this product during the first quarter of 1995. The Company received orders for three more units during the third quarter, bringing the total backlog of these units to five or $2.5 million at September 28, 1995. However, due to the complexity of designing and manufacturing this new product, timing of shipment of these units is uncertain.

The Company believes the increase in sales of the Company's ProMaster and parallel programming products reflects the expanded use of programmable integrated circuits in the mid- to high-volume manufacturing environment. The Company believes that in the electronic manufacturing market, the proliferation of hard-to-handle surface mount packages in a variety of types is causing a worldwide trend toward automation and integration of manufacturing processes. The Company believes its line of automated handling systems is well positioned to capitalize on this trend.

Software product sales increased by approximately 5% in the third quarter and 2% in the first nine months of 1995 compared with the same periods in 1994. The Company's Synario software product sales increased by 82% in the third quarter and 69% in the first nine months of 1995 compared to the same periods in 1994. Revenues for the Synario product line comprise approximately 50% of the total software product revenues during the third quarter of 1995 compared with approximately 25% in the third quarter of 1994. Combined revenues for the Company's older design software products including FutureNet, which the Company discontinued selling in 1995, and ABEL, combined declined by approximately 24% for the third quarter and the first nine months of 1995 compared to the same periods in 1994.

International sales were favorably impacted by foreign currency exchange rate changes by approximately $200,000 during the third quarter of 1995 compared to the third quarter of 1994, which was due primarily to rate changes for the German Mark and the Japanese Yen. Currency markets fluctuate and there can be no assurance of continued benefit from currency rate changes. International sales were 46% of total net sales for the third quarter of 1995 compared to 44% of total net sales in the third quarter of 1994.

GROSS MARGIN

                                    Third Quarter          First Nine Months
                                  -----------------       -------------------
(in thousands)                     1995       1994          1995       1994
-----------------------------------------------------------------------------
Gross Margin                       $7,985    $8,381        $25,625    $24,169

Percentage of net sales              51.0%     53.7%          53.4%      52.4%
-----------------------------------------------------------------------------

Gross margin for the third quarter of 1995 decreased compared to the third quarter of 1994 due primarily to lower product margins. The shift in mix of product revenues from higher-priced and higher margin non-automated IC programmers to the lower-priced alternatives have lowered the overall product gross margins. In addition, the gross margin on the ProMaster 9500 was below that of the Company's traditional handlers due to higher material and labor costs. The Company expects these costs to decline in future periods due to the acquisition of Reel-Tech and anticipated improvements in the proficiency of manufacturing and service personnel in building and servicing the ProMaster 9500. Additionally, during the third quarter, the Company incurred higher material and labor costs on custom products and services which resulted in a substantially lower margin than it experienced for the same period in 1994. These gross margin decreases were partially offset by improvements due to the positive currency effects of a weaker dollar. As stated above, there is no assurance of continued benefit from currency rate changes.

For the first nine months of 1995 compared to 1994 the increase in gross margin is largely due to the increase in sales volume. In particular, the Company achieved improved margins on automated handling system products due to higher volume and a market shift toward higher priced models as well as the positive currency effects of a weaker dollar. In addition, gross margin as a percent of net sales increased largely due to the better utilization of fixed manufacturing overhead. This occurred as a result of increased inventory production related to the higher sales volume, as well as reduced costs in manufacturing, service and distribution operations as a result of the Company's restructuring.

RESEARCH AND DEVELOPMENT

                                    Third Quarter          First Nine Months
                                  -----------------       -------------------
(in thousands)                     1995       1994          1995       1994
-----------------------------------------------------------------------------
Research and development           $2,019    $2,437        $6,749      $6,885

Percentage of net sales              12.9%     15.6%         14.1%       14.9%
-----------------------------------------------------------------------------

The decrease in research and development spending compared to the third quarter and the first nine months of 1994 is primarily due to lower personnel and project material costs as well as higher reclassifications of costs for custom products and services to cost of goods sold during the third quarter of 1995. The lower personnel costs relates primarily to open job positions during the third quarter of 1995. The lower project material costs relates to projects, including the PSX 400, that were in a stage of high materials spending during the third quarter of 1994. The charge for in-process research and development acquired as part of the Reel-Tech acquisition is discussed above in the Business Acquisition section and is not included in
the research and development amounts.   The Company expects to continue its
significant investment in research and development.

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

SELLING, GENERAL AND ADMINISTRATIVE

                                   Third Quarter            First Nine Months
                                 -----------------         ---------------------
(in thousands)                   1995         1994         1995            1994
--------------------------------------------------------------------------------
Selling, general &
administrative                  $4,870        $4,583       $14,942       $15,011

Percentage of net sales           31.1%         29.3%         31.1%         32.5%
---------------------------------------------------------------------------------

The increase in selling, general and administrative expenditures in the third quarter of 1995 is due primarily to the timing of marketing expenditures. Third quarter 1994 marketing expenditures were abnormally low as a number of programs were delayed to more appropriately match the timing of product introductions.

The decrease in selling, general and administrative expenditures during the first nine months of 1995 compared to 1994 is due primarily to the restructure efforts which decreased headcount world-wide by approximately 28% and focused on matching cost effective sales channels to the Company's products and markets. Partially offsetting these expense reductions were increased expenses in the Company's foreign offices, due to currency rate changes.


INTEREST

                                   Third Quarter            First Nine Months
                                 -----------------         ---------------------
(in thousands)                   1995         1994         1995            1994
--------------------------------------------------------------------------------
Interest income                  $112          $46          $323            $76

Interest expense                  $65          $55          $207           $190
--------------------------------------------------------------------------------

Interest income increased during the third quarter and first nine months of 1995 compared with 1994, primarily due to an increase in the average level of funds available for investment. In addition, the interest rate earned on investments was approximately one percentage point higher in the third quarter of 1995 compared to the same period of 1994.


INCOME TAXES

                                   Third Quarter            First Nine Months
                                 -----------------         ---------------------
(in thousands)                   1995         1994         1995            1994
--------------------------------------------------------------------------------
Income taxes                     $68          $567         $644            $979

Effective tax rate                22%           42%          20%             45%
--------------------------------------------------------------------------------

The Company's effective tax rate for the third quarter and the first nine months of 1995 differed from the statutory 34% tax rate primarily due to the reversal of tax valuation reserves. The valuation reserves reversed primarily due to the Company utilizing net operating loss and alternative minimum tax credit carryforwards. The Company has valuation reserves of $3 million that may continue to reverse as the Company records income. The Company believes these potential reversing valuation reserves may continue to substantially reduce its effective tax rate from the statutory rate during the balance of 1995.

NET INCOME AND EARNINGS PER SHARE

                                   Third Quarter            First Nine Months
                                 -----------------         ---------------------
(in thousands)                   1995         1994         1995            1994
--------------------------------------------------------------------------------
Net income                       $244         $797        $2,574          $1,185

Earnings per share              $0.03        $0.11         $0.32           $0.16
--------------------------------------------------------------------------------

The decrease in net income and earnings per share compared with the third quarter of 1994 is due to the charge of $660,000 net of tax or $0.08 per share for in-process research and development related to the Reel Tech acquisition. For the first nine months of 1995 compared to the same period in 1994 the increase in net income is primarily due to increased sales volume, a higher gross margin percentage, reduced costs and operating expenses resulting from the Company's restructure of its operations and the reversal of deferred tax valuation reserves. These improvements were partially offset by the acquisition related charge.


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


FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

                                  Sept. 28,                           Dec. 29,
(in thousands)                      1995              Change            1994
--------------------------------------------------------------------------------
Working capital                    $13,513            $3,475           $10,038

Total debt                          $1,921              ($19)           $1,940
--------------------------------------------------------------------------------

Working capital increased during the third quarter and first nine months of 1995 primarily due to funds provided by operations.

The Company's trade accounts receivable decreased by approximately $600,000 during the third quarter. However, trade receivables increased by approximately $1.7 million over the first nine months of 1995. This increase relates to acquired Reel-Tech receivables, a higher percentage of international sales, which have longer collection periods and a general increase in the collection period related to automated handling products. The Company also increased its inventory level by approximately $600,000 in the third quarter and $1.5 million in the first nine months. This increase is primarily to support the growth in the automated handling systems volume as well as to provide a level of safety stock during the Anaheim factory relocation. Additionally, inventory increased approximately $100,000 due to the Reel-Tech acquisition. The Company reduced its other current assets by approximately $800,000 primarily due to the collection of former lease deposits. Other long term assets increased by $1.4 million during the third quarter reflecting the capitalization of intangible assets purchased from Reel-Tech. The Company's other long term payables increased approximately $700,000 due to the accrual of a contingent future payment obligation related to the Reel-Tech acquisition. Funding for these changes was provided primarily by operations and approximately $800,000 in stock sale proceeds under the Company's employee stock benefit plans.

As of September 28, 1995, the Company had total debt of $1.9 million or approximately 7% of its $27.8 million in equity. Of this debt, $1.5 million is a note payable due in 1998 for the balance of the purchase price of the CAD/CAM Group. The remaining $421,000 is current debt, consisting entirely of borrowings on the Company's $1.5 million foreign line of credit.
No borrowings were outstanding under the Company's $8.0 million U.S. line of credit.

The U.S. line of credit was renewed in May of 1995 and matures in 1996. The foreign line of credit matures in November 1995. Historically, these credit lines have been structured as short-term and have been renewed on their maturity dates. The Company currently expects to be able to renew these lines of credit on maturity under substantially the same terms as those presently in place.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1995 will be approximately $1.0 million. Such expenditures are currently expected to be funded from internally generated funds and, if necessary, borrowings under the Company's existing credit lines. Although the Company fully expects that such expenditures will be made, it has purchase commitments for only a small portion of these amounts.

At September 28, 1995, the Company's material short-term unused sources of liquidity consisted of approximately $8.5 million in cash and cash equivalents, available borrowings of $8.0 million under its U.S. line of credit and available borrowings of approximately $1.1 million under its foreign line of credit. The Company believes that cash, cash flow from operations and borrowings available under its U.S. and foreign lines of credit will be sufficient to fund working capital needs, service existing debt, finance planned capital expenditures, fund the Company's share repurchase program and fund its remaining restructure accrued liabilities. In addition, if the Company's is successful in selling its land held for sale, additional capital will be available.

PART II -- OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS
-------        -----------------
               None


ITEM 2.        CHANGES IN SECURITIES
-------        ---------------------
               None


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
-------        -------------------------------
               None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------        ---------------------------------------------------
               None

ITEM 5.        OTHER INFORMATION
-------        -----------------
               None


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                  PAGE
-------        --------------------------------                  ----
               (a)  Exhibits
                    11.  Statement Regarding Computation
                         of Earnings Per Share                     17

               (b)  A report on Form 8-K dated November 6,
                    1995, was filed relating to the acquisition
                    of all the assets of Reel Tech, Inc.          N/A

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                DATA I/O CORPORATION
                                                    (REGISTRANT)
DATED:   November 6, 1995

                                       By:         /S/ Steven M. Gordon
                                           ------------------------------------
                                                    Steven M. Gordon
                                                     Vice President
                                               Finance and Administration
                                                 Chief Financial Officer
                                                 Chief Accounting Officer
                                                 Secretary and Treasurer

                                 EXHIBIT INDEX

Exhibit Number                      Title                           Page Number
--------------     ------------------------------------------       -----------
     11            Statement Regarding Computation of Earnings
                   per Share                                             17