Form 10-K
period 1995-12-28
DATA I/O CORP
filed 1996-03-26
CIK 351998

--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


     For the fiscal year ended DECEMBER 28, 1995     Commission File No. 0-10394


                                 DATA I/O CORPORATION

                (Exact name of registrant as specified in its charter)

                Washington                                  91-0864123
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                    Identification No.)

                 10525 Willows Road N.E., Redmond, Washington, 98052
                  (address of principal executive offices, Zip Code)

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                     Aggregate market value of voting stock held
               by non-affiliates of the registrant as of March 1, 1996

                                     $51,515,716

  7,105,616 shares of no par value Common Stock outstanding as of March 1, 1996

                         DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Proxy Statement relating to its May 14, 1996, Annual Meeting of Stockholders are incorporated into Part III of this annual report on Form 10-K.

--------------------------------------------------------------------------------

                                    Page 1 of 113
                               Exhibit Index on Page 58

                                 DATA I/O CORPORATION

                                      FORM 10-K

                     FOR THE FISCAL YEAR ENDED DECEMBER 28, 1995

                                        INDEX


Part I                                                                    PAGE
                                                                          ----

    Item 1.   Business                                                       3

    Item 2.   Properties                                                    20

    Item 3.   Legal Proceedings                                             20

    Item 4.   Submission of Matters to a Vote of Stockholders               20


Part II

    Item 5.   Market for Registrant's Common Stock and
              Related Stockholder Matters                                   21

    Item 6.   Selected Five-Year Financial Data                             22

    Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           23

    Item 8.   Financial Statements and Supplementary Data                   31

    Item 9.   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures                          47


Part III

    Item 10.  Directors and Executive Officers of the Registrant            48

    Item 11.  Executive Compensation                                        48

    Item 12.  Security Ownership of Certain Beneficial Owners
              and Management                                                48

    Item 13.  Certain Relationships and Related Transactions                48


Part IV

    Item 14.  Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                                   49


Signatures                                                                  57

Exhibits Index                                                              58

                                        PART I


ITEM 1.   BUSINESS


GENERAL

Data I/O-C- Corporation ("Data I/O" or the "Company") was incorporated in the State of Washington in 1969. The Company manufactures hardware and software products for semiconductor manufacturers and users of programmable integrated circuits ("IC" or "ICs"). Within this one predominant business segment, the Company offers three major product groups: (1) programming systems used by customers to handle, program, test and mark programmable ICs; (2) semiconductor equipment used to handle, transport and mark integrated circuits; and (3) Electronic Design Automation ("EDA") software used to create designs for programmable ICs. These three product groups are organized respectively under the Company's three divisions: (1) Programming Systems, (2) Semiconductor Equipment, and (3) Synario-Registered Mark- Design Automation-TM-.

The Company is the world's leading provider of programming systems for programmable ICs. It markets products to more than 15,000 customers worldwide in a broad range of industries including computers, communications, test and measurement, medical, consumer electronics, military, transportation, aerospace and semiconductors. All of these customers either manufacture ICs or design or manufacture products which incorporate programmable ICs.


FORWARD-LOOKING STATEMENTS

Although most of the information contained in this report is historical, certain of the statements contain forward-looking information. To the extent these statements involve, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items, sell-through or backlog, forecasts of demand or market trends for the Company's various product categories and for the industries in which the Company operates or any other guidance on future periods, these statements are forward-looking and involve matters which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Readers of this report should consider, along with other relevant information, the risk factors identified by the Company under the caption "Risk Factors" in Item 1 and elsewhere in this report, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.


INDUSTRY OVERVIEW

GLOSSARY OF TERMS

Throughout this document industry-specific terminology and acronyms are used to facilitate the reader's understanding of the industries in which the Company operates. Below certain terms and acronyms are defined for the benefit of the reader.

 IC INTEGRATED CIRCUITS produced by semiconductor manufacturers including those which are programmable and those which are supplied by the manufacturer with a predetermined fixed function.

 PLD A PROGRAMMABLE LOGIC DEVICE is a programmable logic IC that can be configured or programmed by a system designer.

 CPLD A COMPLEX PROGRAMMABLE LOGIC DEVICE is a programmable logic IC that contains multiple programmable logic cells and a programmable interconnect structure between the cells.

 FPGA A FIELD PROGRAMMABLE GATE ARRAY is a sophisticated high-capacity PLD.

 PROM A PROGRAMMABLE READ ONLY MEMORY is a programmable memory IC that is a non-volatile data storage IC meaning it can retain data when the power is shut off.

 EPROM An ERASABLE PROM is a programmable memory IC, which can be erased and reused.

 EEPROM An ELECTRICALLY ERASABLE PROM is a programmable memory IC that can be electronically erased and reused.

 Micro-          A microcontroller is an IC that is a processor containing
 controller      programmable memory within the IC.

 Device          Refers to any of the various ICs referred to herein.

 Package Package refers to the physical shape, size and number and arrangement of pins of an IC.

 Pins Pins are the leads from the IC that connect the IC to the circuitry on the printed circuit board.

 PCB PRINTED CIRCUIT BOARDS are the boards on which ICs and other electronic components are mounted in electronic products.

 Conventional    An IC package where the pins are inserted through holes
 Throughhole IC  drilled in a PCB.  An example is a DIP (dual in line pin)package.

 Surface-        An IC package where the pins from the IC connect to
 Mount IC        (plastic leaded chip carrier), SOIC (small outlines IC) and
                 TSOP (thin small outline package).

PROGRAMMABLE INTEGRATED CIRCUITS AND PROGRAMMING SYSTEMS

During the last 20 years, the semiconductor industry developed processes which continually increased the number of functions and memory on a single chip of silicon. These chips, called integrated circuits, are a tiny complex of electronic components and connections which come in two types: fixed or programmable. The fixed type have a specific design incorporated during the manufacture of the circuit that cannot be changed. This type can only perform its specific predetermined fixed function.

A programmable IC is manufactured without a specific function incorporated into it and allows the electronics design engineer to specify how it is to perform. Programmable ICs are analogous to a blank cassette tape in that the programmable IC can record and store a set of instructions similar to the way a blank cassette tape can record and store music. Programmable ICs consist of either memory or logic circuits. Programmable memory ICs are for non-volatile data storage, meaning they retain data when the power supply to the circuit is off.
Memory ICs include PROMs, EPROMs and EEPROMs.   Programmable logic ICs contain
logic elements by which the entire function of the IC can be changed by programming changes to these elements. This means a given programmable logic IC can perform a variety of functions in an electronic design. Types of programmable logic ICs include PLDs, CPLDs and FPGAs.

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

Programmable memory and logic ICs are housed in several different types of packages with a wide variety of sizes, shapes and number and arrangement of pins to connect the IC to the circuit board. These numerous packages are combined into two distinct groups: conventional throughhole and surface-mount. Conventional throughhole ICs have pins which are inserted through holes in a circuit board and are soldered to the bottom of the board. Surface-mount ICs are very small and delicate packages that can be mounted onto the surface of a circuit board without drilling holes through the circuit board for the IC pins. This allows ICs to be mounted to both sides of the board, doubling the board's "real estate" for ICs and circuitry.

The development of programmable ICs created the need for programming equipment to load the instructions into the physical IC. To accommodate the expanding variety of programmable ICs, programming equipment must have the capability to program the type of IC technology (how it physically accepts the information), the specific IC's set of features and functions, while also accommodating the IC's package type, including its specific size, pin arrangement and number of pins. Data I/O's programming equipment supports the vast majority of the thousands of different programmable ICs presently on the market. Additionally, as the number of programmable IC types and their applications expanded, and as programmable ICs became increasingly miniaturized, the demand for automated methods of handling, programming, and marking of programmable ICs increased. These programmable ICs are increasingly being used in high-volume manufacturing situations as the cost of programmable ICs has declined relative to fixed ICs and the competitive environment has caused the time-to-market to be increasingly critical. The ability of manufacturers to shorten their product's time-to-market is improved with programmable ICs, as once the design for the programmable IC is finished it can be programmed immediately into the programmable IC and changes can be readily made. This avoids the expensive and time consuming process of setting up and fabricating the fixed type of ICs where any changes require that the process be restarted. Data I/O's automated programming and handling systems allow manufacturers to program numerous types of programmable ICs in a variety of packages in very high volumes.

SEMICONDUCTOR EQUIPMENT

IC manufacturers have responded to the market demand for more powerful ICs and increased miniaturization by producing smaller devices with an increased number of more delicate pins. This trend has increased the need for automated equipment used to handle these smaller, more delicate device packages during the IC manufacturing process as well as after the ICs are completed and sold to electronic equipment manufacturers. Such automated handling equipment is critical for minimizing damage of the delicate pins of the ICs and increases the speed of transferring ICs into and out of the protective media used for transporting ICs (tubes, trays, and tape and reel).

ELECTRONIC DESIGN AUTOMATION ("EDA") SOFTWARE TOOLS

The evolution of programmable logic IC technology enabled engineers to fit an increasing number of large, complex functions into a single programmable IC. This higher level of integration reduced the size and cost, and increased the quality and reliability, of the electronic systems using these programmable ICs. With the adoption rate and complexity of programmable logic ICs growing rapidly, design engineers need software tools to speed up and lower the cost of the design process. EDA tools span the entire electronic design process from initial design through final test simulation. Data I/O's EDA software tools allow the design engineer to describe their design's behavior using concise, easy-to-understand expressions. The software then "prepares" the design for implementation in a particular programmable IC and stores the design in a standard format that can be used by a programmer. The programmer records the design into the programmable IC, and the programmed IC can then be used in the particular product or system for which it was designed.


PRODUCTS

The table below details the contribution the Company's three principal divisions made to total net sales for the last three fiscal years (in thousands of Dollars):

          PROGRAMMING SYSTEMS        SEMICONDUCTOR EQUIPMENT     SYNARIO DESIGN AUTOMATION
               DIVISION (1)                 DIVISION (2)                 DIVISION (1)            TOTAL SALES
       --------------------------   --------------------------   --------------------------   ----------------
                PERCENT  PERCENT             PERCENT  PERCENT             PERCENT  PERCENT             PERCENT
YEAR   AMOUNT   GROWTH   OF TOTAL   AMOUNT   GROWTH   OF TOTAL   AMOUNT   GROWTH   OF TOTAL   AMOUNT   GROWTH
----   ------   ------   --------   ------   ------   --------   ------   -------  --------   ------   -------
1995  $61,005     4.6%     92.4%     $625      N/A      0.9%     $4,401    40.0%     6.7%    $66,031     7.4%
1994   58,335    (6.3%)    94.9%      N/A      N/A      N/A       3,143   235.1%     5.1%     61,478    (2.7%)
1993   62,248   (10.2%)    98.5%      N/A      N/A      N/A         938     N/A      1.5%     63,186    (8.9%)
------

(1)  Prior year's figures have been restated for comparability.

(2) The purchase of the assets of Reel-Tech-TM-, Inc. in August 1995 added semiconductor equipment to the Company's existing product lines.

PROGRAMMING SYSTEMS

Data I/O's broad line of programming systems includes a wide variety of systems, modules and accessories, which can be grouped into three general categories: non-automated programming systems, non-automated parallel programming systems, and automated programming and handling systems. Its non-automated programming systems are single IC programmers. Its non-automated parallel programming systems program multiple ICs at the same time, providing higher throughput. Its automated programming and handling systems program ICs, and also handle, test
and mark the ICs in high volumes.   With this broad range of capabilities,
Data I/O's systems can program more than 6,000 programmable ICs, which is the vast majority of the different types of programmable ICs currently on the market for both engineering (prototyping) and manufacturing applications.

Because semiconductor manufacturers continually develop new programmable ICs, the Company continually updates its programming systems line to provide support for the newest programmable ICs. In addition to incorporating new programmable IC support into the latest versions of its products, the Company packages and sells programmable IC support updates to allow customers to keep their existing products current.

Data I/O works closely with all major semiconductor manufacturers of programmable ICs to ensure that the Company's programming systems use programming methodology that complies with the manufacturers' specifications. Many of these manufacturers perform some testing of Data I/O programming systems and issue a letter of certification indicating that the Data I/O programming system is able to program their programmable IC. In addition, many semiconductor manufacturers endorse Data I/O programming systems as equipment they recommend for end-user applications as well as for use in their own development and production environments. These relationships enable Data I/O to keep its product line up-to-date with the latest technology and to provide end-users with broad and current programmable IC support.

NON-AUTOMATED PROGRAMMING SYSTEMS

The UniSite-TM- Universal Programmer, introduced in July 1986, is the Company's top-of-the-line non-automated programming system. The UniSite, based on Data I/O's proprietary pin-driver technology, allows any pin of any programmable IC to perform any programming function. This gives the programming system its universality, allowing programming of each programmable IC according to its unique specifications. In 1990, the Company enhanced the UniSite by adding its proprietary universal socketing technology, which permits the programming of the programmable ICs in small and delicate surface-mount packages. This socketing technology significantly reduces the need for costly and less-efficient adapters for every different type of programmable IC, and at the same time, reduces costly programming errors and IC damage.

The 2900 and 3900 Programming Systems, introduced in April 1990 and October 1991, respectively, use the same operating system as the UniSite and incorporate the Company's proprietary universal socketing technology. Both can program the most complex programmable ICs. The 2900 is a highly-advanced mid-priced programming system that can program and test programmable memory and logic ICs with up to 44 pins. The 3900 programs ICs with as many as 88 pins and provides added capability at a price between the mid-priced 2900 and the top-of-the-line UniSite. The introductions of the 2900 and 3900 represented the first two steps of the Company's strategy of broadening its product line to provide engineering and manufacturing solutions at a variety of price points.

The third step in broadening the product line was the ChipLab-Registered MarkC- Project Programmer, introduced in August 1993. ChipLab is a programming system designed and priced for individual engineers purchasing a programmer for a specific project. This contrasts with the 2900/3900 and UniSite which are intended for groups or departments. ChipLab runs directly from an engineer's personal computer as a peripheral, and is designed to be intuitive and easy to use.

In 1995 the Company introduced the 2700 Programming System which was designed specifically for smaller engineering facilities. The 2700 is a lower-priced member of the 2900/3900 product family using the same proprietary universal socketing technology. Unlike the 2900 and 3900, but like the ChipLab, the 2700 runs directly from an engineer's personal computer as a peripheral. The 2700 also features a user-friendly graphical Windows-Registered Trademark--based interface for fast device selection and programming.

The UniSite, 3900, 2900, 2700 and ChipLab share a similar software architecture and are supported by Data I/O's proprietary algorithm development tool. This tool, licensed by Data I/O to leading semiconductor manufacturers, allows
Data I/O and the manufacturers to work together efficiently and effectively to develop support for new programmable ICs as quickly as possible. The semiconductor manufacturers use this tool to develop programming instructions for Data I/O programmers, enhancing both the time-to-market of their programmable ICs, and Data I/O's support and enhancement efforts.

NON-AUTOMATED PARALLEL PROGRAMMING SYSTEMS

Data I/O's PSX1000-TM- and PSX500-TM- non-automated parallel programming systems were introduced in 1992 to serve the needs of mid- and high-volume manufacturing users of programmable memory and microcontroller ICs. The PSX1000 and PSX500 can duplicate twenty or ten programmable ICs at a time, respectively, and support numerous package types using Data I/O's proprietary socketing technology of low-cost interchangeable modules. A large number of the major electronic manufacturers and semiconductor manufacturers, who develop programmable memory or microcontrollers, use this product line because of its durability and high throughput.

The PSX400-TM- introduced in December 1994 is the Company's low-cost non-automated parallel programming system able to program eight ICs at a time. This product replaced the 288A Multi Programmer. The PSX400 addresses low-volume manufacturing and engineering applications in which designers use several ICs on a single board and want to program them all in a single operation.

The BoardSite-Registered Mark- In-Circuit Programmer, introduced in November 1988, is a unique product that is designed to program or reprogram an entire circuit board full of programmable ICs while they are mounted on the board. This allows circuitry to be updated in the field, and also provides an alternative way for manufacturing operations to deal with programmable ICs. The product is available as a bench-top workstation or as a portable programmer for field applications.

AUTOMATED PROGRAMMING AND HANDLING SYSTEMS

Data I/O's ProMaster-Registered Mark- line of equipment provides manufacturers with an automated method for handling, programming, testing and marking programmable ICs whether the ICs are housed in conventional through hole or surface-mount packages. During manufacturing, the ProMaster's "pick-and-place" technology feeds the programmable ICs out of their protective media (trays or tubes); places them into the socket of the programmer; triggers programming; applies a label or marks the IC with a laser; sorts out the ICs which could not be programmed correctly; and loads correctly programmed ICs back into trays, tubes or onto special tape which is rolled onto reels. The ICs are then ready to be attached to printed circuit boards using other automated equipment.

The ProMaster 3000, introduced in January 1990, and the ProMaster 7000, introduced in July 1991, both address high throughput needs (a combination of volume and yield of correctly programmed ICs) for programming, testing and marking programmable ICs. They both support conventional throughhole and surface-mount packages with proprietary socketing technology that offers customers highly reliable production capacity at a relatively low-cost per IC. The ProMaster 3000 applies printed labels, while the ProMaster 7000 marks ICs with a laser. The ProMaster 7500, introduced in the fall of 1994, offers even higher speed and capacity by extending the ProMaster 7000 to include a second programmer allowing it to program two ICs at a time.

The ProMaster 2500, introduced in September 1993, was the world's first fully-integrated system for programming, handling, testing and marking programmable ICs. Designed for medium-volume manufacturing applications, the ProMaster 2500 supports both conventional throughhole and popular surface-mount IC packages. The ProMaster 2500 internalized and integrated the programmer inside the system unlike the ProMaster 3000, 7000, and 7500 models that connect an AutoSite-TM- programmer. It uses labels to mark the ICs and is the Company's entry-level priced automated programming and handling system.

The ProMaster 9500, introduced in February 1995, is a highly flexible automated programming and handling system for programming, testing and marking fine-pitch programmable ICs. The ProMaster 9500 was created to address extremely high-volume manufacturing of the new generation of highly miniaturized and fragile programmable ICs. The Company's handling technology results in the ProMaster 9500 touching the delicate pins of each IC only once, thereby greatly reducing the risk of damage that can be caused by even moderate handling. Its programming module features Data I/O's PSX-TM- parallel programming technology and can program up to 16 ICs simultaneously. The ProMaster 9500's flexible, modular design allows the user to create the configuration needed for the specific manufacturing operation.

The AutoSite Production Programmer, based on the Company's latest programming architecture, was introduced in April 1992. It was the Company's first IC programmer specifically designed to be connected to and integrated with automated programming and handling systems. This programmer is connected to the ProMaster 3000, 7000 and 7500 and performs the programming function within these automated programming and handling systems.

The Company also provides a complete line of labels for use with its automated programming and handling systems. These labels are custom manufactured by Data I/O for the ProMaster 2500, the ProMaster 3000 and their predecessors, the ProMaster 2000 and the AutoLabel 1000.

SOFTWARE

ABEL-Registered Mark- (Advanced Boolean Expression Language), first released in March 1984, is an industry standard behavioral design entry software tool for PLDs and CPLDs. The Company also licenses, as options to ABEL, IC "fitters," which can further optimize or "fit" the design for the specific IC selected. The narrow focus of ABEL contrasts with the Company's Synario-Registered Mark- software product, which is a full-featured integrated design tool that encompasses schematic design, behavioral design, simulation and synthesis for PLDs, CPLDs, FPGAs and printed circuit board designs.

PROGRAMMING SYSTEMS PRICING

The U.S. manufacturer's suggested list prices for Data I/O's non-automated programming systems range from approximately $1,000 for the ChipLab to $27,000 for a fully configured UniSite Universal Programmer. The ProMaster 2500 automated programming and handling system sells for approximately $42,000, while the ProMaster 7500 with tape and reel option, can sell for as much as $230,000. The new ProMaster 9500 sells for approximately $500,000. The U.S. manufacturer's suggested retail price for the Company's ABEL software ranges from $500 for an entry-level version to $2,000 for the latest Windows version.

SEMICONDUCTOR EQUIPMENT

In acquiring the assets of Reel-Tech, Inc. in August 1995, Data I/O increased its range of products to include equipment used by semiconductor manufacturers in the handling, marking and transporting of ICs during the latter stage of the manufacturing process. Such automated equipment is critical when working with fine-pitch parts which have many fine pins extending from the IC package that can be easily damaged by improper handling. The Company's semiconductor equipment products are designed to utilize standard product components that can be configured to meet the specific needs of the customer. The technology used in the Semiconductor Equipment Division is highly compatible with the technology used in the Company's automated programming and handling system products.

The LM6000 is a high-volume in-tray laser marking system that marks all types of surface-mount ICs without removing them from the input tray, providing maximum utilization of the laser and handling system and eliminating pin damage caused by handling.

The MT7000 is a media transfer system for surface-mount ICs. This pick-and-place IC handler picks up, precises and transports the IC from one media type to another media type (trays, tubes or tape and reel) and can be customized to include other value-added processes such as programming and marking. The MT7000 is custom configured for each customer's specific manufacturing process.

Both the TR3000 and TR3000MT series accommodate virtually all surface-mount ICs with tape widths of 8 to 56 mm. The TR3000 transfers ICs from tubes to tape and reel. The TR3000MT transfers fine-pitch ICs from trays to tape and reel.

SEMICONDUCTOR EQUIPMENT PRICING

Due to the wide range of individual requirements and the degree of customization for each system sold, prices are generally quoted individually for each specific system. The manufacturer's suggested list prices for systems vary but range from $40,000 for a TR3000 to as much as $250,000 for an LM6000.

SYNARIO DESIGN AUTOMATION

In November 1995 the Company announced the formation of a new autonomous division, Synario Design Automation, to focus solely on the Windows-based EDA market. This newly formed Division's flagship product family, Synario, was originally introduced by the Company in 1993. Synario is a suite of Windows-based EDA tools used for programming PLDs through board-level design. The Synario Design Automation Division will continue to target the "mainstream" designers, many of whom are transitioning to new "top-down" design methodologies required for the new generation CPLDs and FPGAs.

The Synario system is an automated EDA design tool set used by engineers to customize complex FPGAs and CPLDs, which are becoming increasingly popular. The driving philosophy behind the Synario design system is to offer the best of each class of specific design application tools operating in a seamless design flow. The Synario system embodies a commitment to standards and to Windows-based personal computers ("PCs"). As a native Windows-based application, the Synario environment taps the power of today's 32-bit microprocessors, and provides users an intuitive, graphical interface and superior inter-tool communication.

Synario features include:

- PROJECT NAVIGATOR which builds into the Synario environment an understanding of the proper design flow for most major PLD, CPLD and FPGA architectures, automatically reconfiguring the design flow each time a designer changes architectures;

- FLEXIBLE HDL (HARDWARE DESCRIPTION LANGUAGE) AND SCHEMATIC DESIGN ENTRY which provides unsurpassed support for mixed-entry, allowing designers to start with high-level block diagrams, then select the design entry method most appropriate for each block, whether it's schematics, ABEL-HDL, VHDL (Very high-speed IC
HDL), equations, truth tables or state diagrams, or any combination thereof;

- HDL-BASED SIMULATION OPTIONS which allow designers to select either Verilog or VHDL simulators from independent EDA tool developers, both of which are tightly integrated components of the Synario environment;

- DEVICE KITS for programmable IC architectures usually including: schematic symbols, simulation models, logic synthesis and IC-fitting technology, and place-and-route software, providing support from the major programmable IC suppliers, including Actel, Altera-Registered Trademark-, AMD-Registered Trademark-, Atmel-Registered Trademark-, Lattice-Registered Trademark-, Philips-Registered Trademark-, QuickLogic-Registered Trademark- and Xilinx-Registered Trademark-;

- SYNARIO ENGINEERING CAPTURE SYSTEM ("Synario ECS") which is a design capture system used in the front-end design of schematic diagrams for specific programmable ICs or an entire PCB, including a collection of on-line analysis and productivity tools as well as integration with and interfaces to other design and simulation tools and PCB packages;

- PCB INTERFACE OPTIONS which support forward and backward annotation for the most popular PCB design packages, with utilities for automatic packaging, gate swapping, reference designation, creation of bill-of-materials and engineering change notices.

The Company continually updates and upgrades Synario to support new ICs offered by semiconductor manufacturers and to ensure compatibility with both new and existing computer systems. The Company offers software updates and upgrades to enable customers to take advantage of many of the latest ICs as they become available.

SYNARIO PRICING

The U.S. manufacturer's suggested list price for Synario starts at $1,900 for the single vendor version and $3,400 for the universal version. A typical price for an advanced VHDL-based Synario design system including mixed-entry, simulation and synthesis, and one vendor's device-specific software products, sells for approximately $13,000. The U.S. manufacturer's suggested list price for Synario ECS is $1,000. In addition, the Synario Design Automation Division licenses products to other EDA and semiconductor companies as Original Equipment Manufacturers ("OEMs") or distributors who bundle them with their product offerings.


MARKETS AND CUSTOMERS

The Company's programming systems and EDA software products are used primarily by electronic equipment manufacturers in the design and manufacturing of equipment for industrial, commercial and military applications, and its semiconductor equipment products are used by semiconductor manufacturers in manufacturing semiconductors. The Company estimates that during 1995, it sold products to approximately 4,000 customers throughout the world, none of which accounted for more than 10% of the Company's net sales. None of the Company's independent distributors, resellers or OEMs accounted for more than 5% of the Company's net sales.

PROGRAMMING SYSTEMS

In terms of total revenue, the Company believes that the worldwide market for conventional non-automated programming systems for engineering applications has been slightly declining or flat over the last several years due to a decline in average selling prices offset by a slow growth in the number of units sold.
Over the last several years, advances in semiconductor processing technology have lowered the barriers to entry in the IC programmer business. New competitors enter the market regularly, each trying to carve out a niche, causing downward price pressure and lowering the customers' perception of an acceptable price for a conventional non-automated programming system. Technological improvements in personal computers and design software tools have caused engineering design teams to shift away from hardware tools to software design tools. Further, within the remaining hardware tools market, economic pressures are shifting demand away from higher-priced, full-featured universal programming systems (designed to program the vast majority of programmable ICs on the market) toward lower-priced, project-specific programming systems and single-point solutions. These industry changes are adversely affecting the Company, especially because in the past, Data I/O's product line has been heavily oriented toward hardware tools and, within hardware tools, toward the higher-priced universal programming systems. The Company expects these trends in the conventional programming systems for the engineering market will continue for the foreseeable future. In response to these market developments, the Company developed and released low-cost product lines (ChipLab and 2700); added an entry level non-automated parallel programming system (PSX400); reorganized the Company's distribution channels; and significantly reduced its overall cost structure.

The Company believes that the market for automated programming and handling systems in the manufacturing environment is growing. The Company believes this growth is due to a trend toward the expanded use of programmable ICs in high-volume manufacturing situations caused by a reduction in the cost of programmable ICs compared to fixed ICs, manufacturers' desire to improve the time-to-market for new and improved products, and increased functionality and miniaturization of programmable ICs. Because this is a newer market for the Company, the Company's participation in this growth depends upon the market's acceptance of its new products, its ability to understand and meet the changing needs of this market, and its response to and development of changes in technology. In addition, service, corporate reputation and product reliability are considered key decision making factors for customers considering automated systems. Data I/O believes its line of non-automated parallel programming systems and automated programming and handling systems is well positioned to capitalize on these trends.

SEMICONDUCTOR EQUIPMENT

According to VLSI Research, from 1991 to 1995 the semiconductor manufacturing equipment industry grew at an average annual rate of approximately 23% in terms of sales and will grow at an average annual rate of 25% from 1996 to 2000. The Company's semiconductor equipment products are used in the latter stage of the semiconductor manufacturing process, after the IC packages are virtually complete. The Company does not have independent market data on the specific industry niche markets in which it operates. However, the broader market for material handling equipment in the semiconductor industry is projected to grow at a compounded annual rate of 15% according to VLSI Research.

The Company's laser marking products are used primarily by memory IC manufacturers to mark ICs after the test stage of the manufacturing process. The Company's media transfer products are sold primarily to semiconductor manufacturers and are designed to be utilized in instances where there is a need to switch between media transport types (e.g., tubes to trays) within the manufacturing process. The Company's tape and reel products are used by semiconductor manufacturers for transferring high volumes of ICs from either tubes or trays to tape and reel. The Company believes that it has positioned itself well to take advantage of growth in the semiconductor industry by providing semiconductor manufacturers with high-quality, specialized equipment.

SYNARIO DESIGN AUTOMATION

The EDA industry experienced 17% growth in sales in 1995 and is projected to grow 20% in 1996, according to DataQuest. DataQuest projects the Windows NT-based EDA segment of the industry to grow at over 150% compounded annually over the next five years. A major factor contributing to this growth is the advent of higher performance microprocessors, such as the Intel-Registered Trademark-Pentium-Registered Mark- processor family, and dramatically increased memory capacity. These advancements have made personal computers powerful enough to handle process intensive tasks such as simulation and synthesis. With these advancements in personal computers, Windows-based EDA tools are attractive, less expensive options for design engineers.

Another significant factor contributing to the growth of the Windows-based EDA market is the migration of FPGA and CPLD design engineers to higher levels of design abstraction. FPGAs and CPLDs are growing more complex, requiring designers to move away from schematic only based design to speed up the programmable IC design process. These new demands have created a so-called "new generation" of designers who require more sophisticated design tools.

The Company believes that the quality and relative ease of use of Synario position it well in what the Company expects to be a growing market for Windows-based EDA products. Anticipating growth, the Company has made significant investments in new product development over the last few years, and has created the Synario Design Automation Division to better focus its efforts in this market.


SALES

The Company restructured its sales operations in late 1993 and 1994 to better align the Company with its evolving markets and customers, and to better position itself for the future. During 1995 the Company continued this process by increasing its utilization of lower-cost telesales channels and value-added resellers ("VARs") while reducing its direct sales force.

A key element of the Company's distribution strategy for Synario is to partner with semiconductor vendors. The Company has entered into distribution or OEM agreements with several major semiconductor vendors whereby vendor-specific Synario products are bundled with the semiconductor vendor's devices for resale through their sales channels.

U.S. SALES

The Company markets its products throughout the U.S. using a variety of sales channels including its own direct field sales organization, direct telesales organization, independent sales representatives, OEMs, distributors and VARs. The Company's U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by the Company. OEMs, distributors and VARs purchase products directly from the Company for resale to customers. Sales are recognized by the Company at the time of shipment.

FOREIGN SALES

Foreign sales represented approximately 47% of net sales in 1995, 46% of net sales in 1994, and 47% of net sales in 1993. Foreign sales are made through the Company's wholly owned subsidiaries in Japan, Germany, Canada and the United Kingdom, as well as independent distributors, VARs and sales representatives located in 32 other countries (see Note 11 of "Notes to Consolidated Financial Statements"). Sales made through foreign subsidiaries are denominated in local currency and recognized when the subsidiary ships to the end-user. The Company's independent foreign distributors and VARs purchase Data I/O products in U.S. Dollars for resale; and the sale is recognized at the time of shipment to the distributor or VAR. Distributors and VARs are allowed to return a portion of their Data I/O product inventory for credit on future purchases, subject to limitations. As with U.S. sales representatives, sales made by international sales representatives are on an agency basis with shipments made directly to the customer by the Company. These sales are denominated in U.S. Dollars and are recognized at the time of shipment.

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

COMPETITION

GENERAL

The programming systems, semiconductor equipment and EDA software markets are highly competitive. Important competitive factors include product features, price, quality, reliability, throughput, distribution channels, availability, IC support, post sales support, service and the timely response to rapid technological change with new and improved products. The Company believes its competitiveness depends on offering the most effective combination of these capabilities.

PROGRAMMING SYSTEMS

The Company believes that maintaining close relationships with programmable IC manufacturers, superior service, broad programmable IC support and the critical mass of a large installed base will enable Data I/O to maintain its leading position in the market for non-automated programming systems. However, the Company does not expect its share of this market to grow significantly, because much of the remaining market is fragmented both geographically and technologically. This situation will always allow smaller niche suppliers to exist and, in some markets, to thrive.

Although independent market information is not available, the Company believes that, based on information from studies performed each year internally by the Company, brand awareness and brand preference studies published by Electronic Design Marketing Research and ECN Marketing, and market statistical information published by ELECTRONIC ENGINEERING TIMES, it has approximately 45% of the worldwide market share of revenue for non-automated programming systems in the design engineering segment. Based on information gathered internally, the Company believes approximately 15% to 20% of this market is served by vendor-specific non-automated programming systems supplied by the semiconductor manufacturers themselves. The remainder of the market is divided among several dozen, mostly regional, competitors. The most significant of these competitors are BP Microsystems, Logical Devices, Stag Microsystems, System General, Hi-Lo and Minato. Today, the competition for programming business is based primarily on the breadth of programmable IC support and price. Most new entrants compete based on price alone, because competing against the more established companies' IC support is quite expensive. The Company believes that its move into the low-cost portion of the market with ChipLab has increased market share for Data I/O because this moved the Company into a new market segment in which the Company's previous product line did not compete well.

The Company does not have independent market information but did commission studies to obtain limited market data for the non-automated parallel programming systems market. Principal competitors in the non-automated parallel programming systems market are BP Microsystems, Elan, Minato, Hi-Lo, Bytek, System General, Needham Electronics and SMS. The Company believes that other firms, particularly in specific geographic regions, hold the dominant share of this market. The Company believes this is primarily due to the Company historically not having competitive products at the low-cost end of the market. The Company believes that it has the largest market share in the high-volume end of the non-automated parallel programming system market.

The market for automated programming and handling systems used in automated manufacturing operations is shared primarily by Data I/O and Exatron, although a joint venture between BP Microsystems and Quad Systems Corporation to produce an automated handler with logic device programming capabilities competes directly with the Company's high-end ProMaster line. Exatron does not offer complete programming and handling system solutions, however, its partnerships with other IC programming system companies enable it to offer systems which can be configured by the customer. Even Data I/O programming systems can be mated to Exatron automated handling systems. The most important competitive criteria for this market segment are product reliability, service, IC and package support, throughput, ease of use and cost of ownership. The expanded use of programmable ICs in high-volume manufacturing situations is fueling growth of this market, and the Company believes that its share of this market has grown significantly over the last few years.

ABEL, the Company's software for designing PLDs, is an industry standard. The Company believes this reflects the fact that ABEL is the most "universal" tool in its market with support for the architectures of most major programmable logic manufacturers. Competitors of ABEL are products from MINC and Logical Devices.

SEMICONDUCTOR EQUIPMENT

In the semiconductor equipment industry market niche there are four primary competitive factors: throughput, changeover time, availability and size of footprint. The Company believes that its semiconductor equipment is superior to its primary competition with respect to availability and footprint. In terms of throughput and changeover time, the Company believes that its products compete well.

For all of its semiconductor equipment products, the Company competes with custom system integrators who are often smaller, local companies. The Company is not currently aware of any significant competitors for its media transfer system. The Company believes that other firms hold the dominant market share for the laser marking and tape and reel markets. For laser marking equipment, the Company competes with NEC, Toshiba, Lumonics, and Rofin Sinar. For tape and reel equipment, the Company competes with Ismeca and Systemation.

SYNARIO DESIGN AUTOMATION

In the Windows-based EDA industry market niche key competitive factors include the universality of the tools, semiconductor manufacturer relationships and endorsements, integration with other tools and ease of use. The Company believes Synario Design Automation has advantages over its competitors in value, embedded expertise resulting in ease-of-use, distribution channels, tighter tool integration and relationships with semiconductor companies. Synario products provide a universal, easy-to-use, workstation-class design environment at a fraction of the cost of UNIX-TM--based EDA tools. Most Windows-based EDA suppliers provide limited tools at a comparable price or comparable tools at a much higher price.

The Company developed the Synario products to address the industry's increasing demand for broad-based integrated EDA software tools for the PC-based designer. Until recently, there has been a limited list of PC-based EDA tool suppliers with limited capabilities. Principal competitors to the Synario product family have been Viewlogic-TM- Systems, Inc., semiconductor vendor-specific software design systems for their device-specific applications, and, to a lesser extent, OrCAD-Registered Trademark- and ALDEC. However, the introduction of higher-performance, Pentium-class microprocessors has blurred the distinction between workstation-class and PC-class machines. This has fueled new Windows-based product introductions and new players in the market place.

Late in 1995, the Windows-based EDA market was further validated with product development announcements from major EDA players including Cadence-TM- Design Systems ("Cadence") and Mentor Graphics-Registered Trademark-. Cadence has released their PCB layout product, Allegro, on Windows, and Mentor Graphics announced a new subsidiary, Antares, which will focus on the Windows-based EDA market. Synario products complement both the Cadence and Antares offerings:
Synario has extended its PCB interface options to include Cadence's Allegro; and Synario currently resells the Model Technology VHDL simulator which is a product of Antares. The Company believes neither Cadence nor Antares offer the critical integration links that create the complete broad-based design environment offered by Synario.


MANUFACTURING AND BACKLOG

During 1995, Data I/O operated three principal manufacturing operations. Its principal facility in Redmond, Washington manufactures non-automated programming systems including component parts assembly, final assembly and testing. The Company's automated programming and handling systems are produced in Redmond as well as at the Company's manufacturing facility in Anaheim, California. The Company was in the process of moving and consolidating its Anaheim facility into its Redmond facility. This move, which began in 1995, was completed in the first quarter of 1996. The cost of this move and consolidation was provided for as part of a restructuring charge recorded by the Company in 1993. The Company's third manufacturing facility, located in Indianapolis, Indiana, manufactures semiconductor equipment.

During 1993, the Company decided to consolidate and out-source certain manufacturing processes. Implementation of these manufacturing process changes began in 1994 and is expected to be completed in 1997. The cost of these manufacturing changes was provided for as part of the Company's 1993 restructuring charge.

In its manufacturing processes, the Company uses a combination of standard components, proprietary custom ICs and fabricated parts manufactured to Data I/O specifications. Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer subassemblies, custom ICs, hybrid circuits and connectors, are purchased from single sources. The Company's policy is to maintain substantial inventories of most single-source components. It believes that additional sources could be developed for present single-source components without significant difficulties in obtaining supplies. There can, however, be no assurance that single-source components will continue to be readily available.

Most programming systems and software product orders are scheduled for delivery within one to 60 days after receipt of order. The ProMaster 9500, which experienced some production delays after its introduction in 1995 due to production constraints, is generally scheduled for delivery within 90 to 120 days after receipt of order. The transfer of production of this product from Indianapolis to Redmond during the fourth quarter of 1995 is expected to help increase capacity. Deliveries of semiconductor equipment are generally scheduled within 90 to 120 days from date of order.

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty except for contracts calling for custom configuration. To date, such cancellations have not had a material effect on the Company's sales volume. To meet customers' fast delivery requirements, Data I/O manufactures certain of its products based upon a combination of backlog and anticipated orders. The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of the Company's business.


RESEARCH AND DEVELOPMENT

Because Data I/O's future growth is, to a large extent, dependent upon the timely development and introduction of new products and its extensive support of the latest programmable ICs, the Company is committed to a substantial research and development program. Research and development activities include applied research, design of new products and continual enhancement and support of existing products. Data I/O has focused its efforts on applied rather than basic research, concentrating on technical innovation for long-term product requirements. The Company made expenditures for research and development of $9,069,000, $9,227,000 and $9,700,000 in 1995, 1994 and 1993, respectively, representing 13.7%, 15.0% and 15.4% of net sales, respectively.

The Company has currently directed its main product development efforts toward new programming technology for its existing automated programming and handling system products, enhancements to its semiconductor equipment products, and enhancements for its new EDA software products. Substantial engineering resources are also being devoted to developing updates and upgrades for both programming systems and software products and providing IC support for new programmable ICs as they are introduced by semiconductor manufacturers.


PATENTS, COPYRIGHTS, TRADEMARKS AND LICENSES

Intellectual property rights applicable to various Data I/O products include patents, copyrights, trade secrets and trademarks. However, rather than depend on patents and copyrights, which are frequently outdated by rapid technological advancements in the electronics industry, Data I/O relies primarily on product development, engineering, manufacturing and marketing skill to establish and protect its market position.

The Company attempts to protect its rights in proprietary software products by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in its licenses and by requiring its employees to execute non-disclosure agreements. The Company's software products are shipped in sealed packages on which notices are prominently displayed informing the end-user that, by breaking the seal of the packaging, the end-user agrees to be bound by the license agreement contained in the package. The license agreement includes limitations on the end-user's authorized use of the product, as well as restrictions on disclosure and transferability. The legal and practical enforceability and extent of liability for violations of license agreements that purport to become effective upon opening of a sealed package are unclear. The Company is not aware of any situation where a license agreement restricting an end-user's authorized use of a licensed product resulted in enforcement action.

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, there is a possibility that portions of the Company's products might infringe upon existing patents or copyrights, and the Company may therefore be required to obtain licenses or discontinue the use of the infringing technology. The Company believes that any exposure it may have regarding possible infringement claims is a reasonable business risk similar to that being assumed by other companies in the electronic equipment and software industries. However, any claim of infringement, with or without merit, could be costly and a diversion of management's attention, and an adverse determination could adversely affect the Company's reputation, preclude it from offering certain products, and subject it to substantial liability.


EMPLOYEES

As of December 28, 1995, the Company had 401 total employees, of which 43 were located outside the U.S. Many of Data I/O's employees are highly skilled and the Company's continued success will depend in part upon its ability to attract and retain employees who are in great demand within the industry. At times, the Company, along with most other electronic equipment manufacturers and software developers, experiences difficulty in hiring and retaining experienced personnel. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees are represented by a collective bargaining unit and the Company believes relations with its employees are favorable.


ENVIRONMENTAL COMPLIANCE

The Company's facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment. Compliance with environmental laws has not had, nor is it expected to have, a material effect on capital expenditures, the financial position, the results of operations or the competitive position of the Company.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the executive officers of the Company as of March 1, 1996:

             NAME                 AGE                    POSITION
             ----                 ---                    --------
     William C. Erxleben           53             President
                                                  Chief Executive Officer

     Steven M. Gordon              36             Vice President
                                                  Finance and Administration
                                                  Chief Financial Officer
                                                  Chief Accounting Officer
                                                  Secretary and Treasurer

     William J. Haydamack          53             Senior Vice President
                                                  General Manager
                                                  Synario Design Automation
                                                  Division

     Susan S. Webber               41             Vice President
                                                  Quality and Human Resources

     Larry D. Vandendriessche      38             Vice President
                                                  General Manager
                                                  Programming Systems Division

William C. Erxleben became President and Chief Executive Officer of the Company on October 29, 1993. He has been a member of the Board of Directors of Data I/O since 1979. Mr. Erxleben was a partner with the Seattle-based law firm of Lane Powell Spears Lubersky from March 1991 until joining the Company. From March 1985 to March 1991 he was a partner with the Seattle law firm of Foster Pepper & Shefelman. Prior to 1985, he was a member of the faculty of the University of Washington Graduate School of Business and a Regional Director of the Federal Trade Commission.

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

William J. Haydamack joined the Company in August 1993 as Vice President and General Manager of the Design Software Division. In December 1995 he was promoted to Senior Vice President and General Manager of the Synario Design Automation Division. From 1986 until joining the Company, Mr. Haydamack served in various senior management positions with Cadence Design Systems, an EDA software company. Prior to Cadence Design Systems, Mr. Haydamack served in management positions with Waferscale Integration, Inc., Hewlett Packard and General Dynamics.

Susan S. Webber joined the Company in April 1994 as Director of Quality and was given the responsibility for Human Resources in November of 1994. In December 1995, Ms. Webber was promoted to Vice President of Quality and Human Resources. From 1985 until joining the Company, Ms. Webber was employed by AG Communication Systems, a designer and manufacturer of telecommunications systems. Her most recent position was Quality Director. Prior to AG Communication Systems, Ms. Webber was with Motorola and was an Assistant Professor with the University of Nebraska.

Larry D. Vandendriessche joined the Company in January 1996 as Vice President and General Manager of the Programming Systems Division. From 1994 until joining the Company, Mr. Vandendriessche served as Vice President of Product Development for Plasti-Line, Inc., a producer of electronic and electromechanical display systems. From 1984 to 1994 Mr. Vandendriessche held various management positions at AT&T, most recently as the Director of Graphic Products in their NCR Microelectronic Products Division.

RISK FACTORS

Certain risk factors related to the Company's business are described in this section. (See the sections captioned "Forward-Looking Statements" in Item 1 and Item 7.)

VARIABILITY IN QUARTERLY OPERATING RESULTS

The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as increased competition, timing of new product announcements, releases and pricing changes by the Company or its competitors, market acceptance or delays in the introduction of new products, production lead times, production constraints, timing of significant orders, seasonal factors, capital budgets of customers, foreign currency exchange rates, and economic conditions, as well as all of the other risk factors discussed in this report. Historically, a substantial portion of the Company's revenue in each quarter results from orders booked in that quarter. The Company's expense levels are based, in part, on its expectations as to future revenue. If anticipated shipments in any quarter do not occur or are delayed, expenditure levels could be disproportionately high, and the Company's operating results for that quarter would be adversely affected. Although the Company has recently experienced growth in revenue and profitability, there can be no assurance that the Company will be able to grow in future periods, that it will be able to sustain its recent or historical rate of revenue growth, or that its operations will remain profitable. As a result, the Company's results of operations for any quarter are not necessarily indicative of results for any future period. Due to all of the foregoing factors, it is possible that in some future quarter the Company's operating results will be below expectations of analysts and investors.

TECHNOLOGICAL CHANGE

The markets for the Company's Programming Systems, Semiconductor Equipment and Synario Design Automation products are characterized by rapid technological change and evolving industry standards, and are highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. New and changed technologies may result in products that contain defects or errors which may give rise to product liability claims or be detrimental to market acceptance of such products. The Company's success depends on its ability to anticipate changes in technology, IC package types and industry standards and to develop and introduce successfully new and enhanced products on a timely basis. Also, to the extent that more rigid standards are established in the programmable IC industry, the value-added element of the Company's products and support services could be decreased. If such decreases occur, or if the Company is unable, for technological or other reasons, to develop products in a timely manner in response to changes in the industry or if products or product enhancements that the Company develops contain defects or errors or do not achieve market acceptance, the Company's business, financial condition and results of operations will be materially and adversely affected.

DEPENDENCE ON BROAD ACCEPTANCE OF MS WINDOWS OPERATING SYSTEM IN THE DESKTOP EDA MARKET

The Company believes that the desktop EDA market is at the beginning of a trend toward the use of the Microsoft-Registered Trademark- Windows operating systems, and anticipates that the use of Windows-based products in the EDA market will continue to expand. Accordingly, all of the new EDA software products introduced by the Company during 1995, and all of the EDA software products the Company is currently developing, are designed for use on Microsoft's Windows 3.1 and 3.11, Windows NT and Windows 95 operating systems. Any factor adversely affecting the demand for, or use of, the Microsoft Windows operating systems for EDA applications or in general, could have a material adverse effect on the Company. Further, any changes to the underlying components of the Microsoft Windows operating systems that would require changes to the Company's products would have a material adverse effect on the Company's business if the Company were unable to successfully develop and implement such changes in a timely fashion, or if the Company's products, as changed, failed to gain market acceptance.

ECONOMIC AND MARKET CONDITIONS

The Company's business depends on capital spending and other economic cycles that affect the users and manufacturers of ICs. This industry is highly cyclical and characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Segments of this industry, in each of the United States, Europe and Japan, have from time to time experienced significant economic downturns characterized by decreased product demand, reductions in capital expenditures, production over-capacity, price erosion, work slowdowns and layoffs. In addition, portions of this industry have experienced downturns at different times. Over the past few years, this industry has experienced an extended period of significant growth. There can be no assurance that such economic growth will continue, and if it does not, any downturn could be especially severe. The Company believes that capital spending has been showing signs of slowing in North America during the past few months. The Company's operations may in the future reflect substantial fluctuations from period-to-period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect upon the Company's business, financial condition and results of operations.

COMPETITION

The markets for the Company's products are highly competitive. Competitors for the Company's semiconductor equipment and Synario Design Automation products include a number of established companies that may have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company's competitors may have well established relationships or strategic affiliations which give them certain competitive advantages. Advances in technology have reduced the barriers of entry into the programming systems markets, resulting in new competitors who compete for certain market niches. The Company expects competition to increase from both established and emerging companies. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect its profitability or financial performance.

DEPENDENCE ON IC MANUFACTURERS

The Company maintains close working relationships with semiconductor manufacturers to ensure that the Company's programming systems use programming methodology that complies with each semiconductor manufacturer's specifications. In addition, many semiconductor manufacturers endorse Data I/O programming systems as equipment that they recommend for end-user applications as well as for use in their own development and production environments. These relationships enable Data I/O to keep its Programming Systems product line up to-date with the latest technology and to provide end-users with broad and current programmable IC support. Any adverse change in the relationships that the Company maintains with semiconductor manufacturers could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON SUPPLIERS

Certain components used in the Company's products, including but not limited to robotics and certain other custom components, are currently available only from single sources, and other components are available from only a limited number of sources. To date the Company has been able to obtain adequate supplies of these components and maintain inventories of its more critical components, in certain instances through negotiated contractual relationships or parts allocations from suppliers. However, the Company's inability in the future to develop alternative sources or to obtain sufficient single- or limited-source components could result in delays or reductions in product introductions or shipments, which could have a material adverse effect on the Company's operating results. The Company has limited ability to avoid or offset future price increases by suppliers of key components. Accurate production forecasts are required to ensure that adequate component supplies are available in a timely manner, particularly in those instances where component suppliers require long lead times. There can be no assurance that the Company will be able to accurately forecast its production schedule in the future. If the Company were to experience significant delays, interruptions or reductions in its supply of key components, or unfavorable price terms, its business, financial condition and results of operations could be materially adversely affected.

RELIANCE ON THIRD PARTY DISTRIBUTION CHANNELS

The Company has limited internal sales personnel. The Company is dependent on third party manufacturers' representatives, OEMs, value-added retailers and international distributors (collectively, "Third Party Distributors") for the majority of its domestic and international sales. Accordingly, the Company is dependent upon the continued viability and financial stability of these Third Party Distributors. Because most of the Company's products are used by highly skilled professional engineers, effective Third Party Distributors must possess sufficient technical, marketing and sales resources and must devote their resources to sales efforts, customer education, training and support. Only a limited number of potential Third Party Distributors meet these criteria. In addition, the Company's relationship with its Third Party Distributors is usually established through a formal contractual agreement, which generally may be terminated by either party without cause upon minimal notice. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified Third Party Distributors to successfully market the Company's products, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

INTERNATIONAL OPERATIONS

International sales represented approximately 47% of the Company's total revenue for the fiscal year ending December 28, 1995, and the Company expects that international sales will continue to account for a significant portion of its net revenue in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and taxes, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, compliance with any applicable export licensing requirements and other trade barriers, as well as political and economic instability. The European Community and European Free Trade Association have established certain electronic emission and product safety requirements ("CE"). Certain of the Company's products have not yet met these requirements. Failure to obtain either a CE mark or a waiver for any products may prevent the Company from marketing such products in Europe. Moreover, gains and losses on the conversion to U.S. Dollars of receivables and payables arising from international operations may contribute to fluctuations in the Company's results of operations. For example, the Company estimates that favorable currency fluctuations affecting sales by the Company accounted for approximately $1.3 million of the increase in the Company's net sales in 1995. In addition, if for any reason exchange or price controls or other restrictions on their currencies were imposed, the Company's business, financial condition and results of operations could be adversely affected. Moreover, currency exchange fluctuations in countries in which the Company has wholly owned subsidiaries may have a material adverse effect on the Company's investment in those subsidiaries.

PROTECTION OF INTELLECTUAL PROPERTY

Refer to the section captioned "Patents, Copyrights, Trademarks and Licenses" above.

MANAGEMENT OF GROWTH

The Company plans to continue to expand its product lines, invest in marketing and distribution and pursue strategic acquisitions and relationships, all of which could further accelerate the growth that the Company experienced during 1995. The Company's growth plans will present management, competitive and other challenges to the Company's executive management and employees. There can be no assurance that the Company will be able to achieve its planned expansion goals or manage its growth effectively. The Company's failure to manage growth effectively could have a material adverse effect on its business, financial condition and results of operations.

RECENT AND FUTURE ACQUISITIONS

The Company has recently acquired Reel-Tech, Inc. ("Reel-Tech"), formerly the Company's OEM partner in developing the ProMaster 9500. In connection with this acquisition, the activities and employees of Reel-Tech must be successfully integrated into the Company's operations. To date, the Company has made progress toward integrating the activities and employees of Reel-Tech. However, there can be no assurance that such integration, and change in status from that of OEM partner to that of a wholly owned subsidiary, will be smooth or ultimately successful. In addition, there can be no assurance that such integration or change in status can be accomplished without incurring substantial additional costs or diverting management's attention and resources. If the integration of Reel-Tech into the Company's operations is unsuccessful, it could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may in the future pursue acquisition of complementary technologies, product lines or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and amortization expenses related to goodwill and intangible assets that could adversely affect the Company's profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. In the event that such an acquisition does occur, there can be no assurance as to the effect thereof on the Company's business or operating results.

DEPENDENCE ON KEY PERSONNEL

Refer to the section captioned "Employees" above.

POTENTIAL VOLATILITY OF STOCK PRICE

There has been significant volatility in the market price of securities of technology companies. The Company believes factors such as announcements of new products by the Company or its competitors and quarterly variations in financial results could cause the market price of the Company's Common Stock to fluctuate substantially. In addition, the stock market has experienced volatility that has particularly affected the market prices for many technology companies' stock and that often has been unrelated to the operating performance of such companies. These market fluctuations may continue in the future and may adversely affect the price of the Company's Common Stock.


ITEM 2.  PROPERTIES

Data I/O's headquarters and principal facility is a 100,000 square foot building on approximately 79 acres of land, which is owned by the Company and located in Redmond, Washington. In September 1991, the Company engaged the services of a real estate broker and began a formal process of negotiating to sell excess land at its headquarters. This land has been classified as Land Held for Sale in the Company's financial statements. In June of 1992, as a result of compliance with a Sensitive Areas Ordinance enacted in July 1992 by the City of Redmond, Washington, which increased development restrictions relating to land classified as wetlands, the Company recorded a write-down of $2.6 million ($1.7 million after taxes) for the value of land effectively condemned by this ordinance. In addition, in December 1993 the Company recorded an additional $2.0 million write-down in the value of this land due to changes in valuation for commercial real estate comparable to the land held by Data I/O. In order to enhance the land's marketability, the Company currently has listed its entire Redmond headquarters property, including the building, as available for sale with long-term lease back provisions on the building. See Note 4 of "Notes to Consolidated Financial Statements."

The Company currently leases approximately 20,000 square feet of space for its manufacturing facility in Anaheim, California. This facility will be closed during the first quarter 1996 as the Company moves and consolidates its automated programming and handling system manufacturing operations to its Redmond facility. The Company also leases approximately 5,000 square feet of space for its semiconductor equipment manufacturing facility in Indianapolis, Indiana. In April 1996 the Company plans to relocate its semiconductor equipment manufacturing facility to another site in Indianapolis. This new leased site will have approximately 12,000 square feet of space.

In addition, approximately 1,000 square feet of space is leased at one U.S. sales and service location and approximately 20,000 square feet is leased at four foreign sales and service locations. As part of the restructuring of its sales and distribution channels, the Company has plans to abandon approximately 4,000 square feet of space in the foreign sales and service locations.


ITEM 3.  LEGAL PROCEEDINGS

Nothing to report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted for a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 28, 1995.

                                       PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The following table shows the market range for the Company's common stock as reported by the Nasdaq National Market tier of The Nasdaq Stock Market (Nasdaq symbol is DAIO).


          PERIOD                            HIGH                LOW
          ------                            -----               ---

1995      Fourth Quarter                  $ 8.88               $6.00
          Third Quarter                    12.63                7.63
          Second Quarter                    9.63                4.88
          First Quarter                     6.00                4.38


1994      Fourth Quarter                   $5.75               $3.00
          Third Quarter                     3.50                2.63
          Second Quarter                    3.38                2.50
          First Quarter                     3.62                2.25



The approximate number of shareholders of record at March 1, 1996 was 1,148.

Except for a special cash dividend of $4.15 per share paid on March 8, 1989, the Company has not paid cash dividends on its common stock and does not anticipate paying regular cash dividends in the foreseeable future. The Company's U.S. line of credit agreement restricts the payment of cash dividends through a requirement for minimum levels of tangible net worth.

ITEM 6.       SELECTED FIVE-YEAR FINANCIAL DATA


                                                                                      YEAR ENDED
-------------------------------------------------------------------------------------------------------------------------------
                                                           DEC. 28,      DEC. 29,      DEC. 30,      DEC. 31,      DEC. 26,
(in thousands, except employee and per share data)          1995          1994          1993         1992 (1)       1991
-------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR:
   Net sales                                               $66,031       $61,478       $63,186       $69,337       $67,387
   Gross margin                                             35,433        33,094        31,775        39,292        38,824
   Research and development                                  9,069         9,227         9,700         7,797         7,911
   Selling, general and administrative                      20,411        20,032        26,094        26,872        25,524
   Write-off of acquired in-process R&D (2)                    825
   Provision for business restructuring (3)                   (400)                      6,120
   Operating income (loss)                                   5,528         3,835       (10,139)        4,623         5,389
   Non-operating (income) expense                             (125)          134         2,218           310           463
   Income (loss) before taxes, extraordinary item
       and cumulative effect of accounting change            5,653         3,701       (12,357)        4,313         4,926
   Income tax expense (benefit)                                892           975          (700)        1,445         1,897
   Income (loss) before extraordinary item and
       cumulative effect of accounting change                4,761         2,726       (11,657)        2,868         3,029
   Extraordinary item, net of tax (4)                                                                 (1,675)
   Cumulative effect of accounting change (5)                                              400
   Net income (loss)                                        $4,761        $2,726      ($11,257)       $1,193        $3,029
-------------------------------------------------------------------------------------------------------------------------------
AT YEAR-END:
   Working capital                                         $12,005       $10,038        $3,582        $9,940        $5,174
   Total assets                                            $44,776       $43,487       $43,025       $49,702       $46,730
   Long-term debt (6)                                       $1,500        $1,500        $1,500
   Total debt                                               $1,617        $1,940        $3,867        $3,422        $3,219
   Stockholders' equity                                    $25,929       $24,343       $21,183       $31,343       $29,377
   Number of employees                                         401           379           445           517           487
-------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA:
   Earnings per share:
       Income (loss) before extraordinary item and
           cumulative effect of accounting change            $0.60         $0.37        ($1.63)        $0.40         $0.44
       Net income (loss)                                     $0.60         $0.37        ($1.57)        $0.17         $0.44
   Book value per share at year end                          $3.66         $3.28         $2.92         $4.46         $4.35
   Shares outstanding at year end                            7,084         7,432         7,250         7,030         6,749
   Weighted average shares outstanding                       7,879         7,420         7,170         7,117         6,900
-------------------------------------------------------------------------------------------------------------------------------
KEY RATIOS:
   Current ratio                                               1.7           1.6           1.2           1.6           1.3
   Gross margin to sales                                      53.7%         53.8%         50.3%         56.7%         57.6%
   Operating income (loss) to sales                            8.4%          6.2%       (16.0%)          6.7%          8.0%
   Net income (loss) to sales  (7)                             7.2%          4.4%       (18.4%)          4.1%          4.5%
   Return on average total assets (7)                         10.4%          6.4%       (23.7%)          6.1%          6.7%
   Return on average stockholders' equity  (7)                18.2%         12.3%       (39.3%)          9.5%         11.1%
-------------------------------------------------------------------------------------------------------------------------------


FOOTNOTES:
(1) Fiscal 1992 was a 53 week year.
(2) For further discussion, see Note 6 of "Notes to Consolidated Financial Statements."
(3) For further discussion, see Note 2 of "Notes to Consolidated Financial Statements."
(4) For further discussion, see Note 4 of "Notes to Consolidated Financial Statements."
(5) For further discussion, see Note 10 of "Notes to Consolidated Financial Statements."
(6) For further discussion, see Note 7 of "Notes to Consolidated Financial Statements."
(7) Computed based on net income (loss) before cumulative effect of accounting change and extraordinary item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

BUSINESS ACQUISITION

On August 31, 1995 the Company acquired the assets of Reel-Tech, Inc. and entered into employment and non-compete agreements with its two founding technologists. The purchase included an initial cash payment of $2.0 million and assumption of certain liabilities valued at $1.2 million. The Company has agreed to make additional payments of up to $2.0 million over the next three years, with these payments contingent upon the acquired operation achieving specified performance goals. This acquisition was recorded using the purchase method of accounting.

As part of the accounting for this acquisition the Company recorded in the third quarter of 1995 a charge of $825,000 for in-process research and development and accrued a long-term payable of $666,000. See Note 6 of "Notes to Consolidated Financial Statements."


SHARE  REPURCHASE  PROGRAM

The Company announced on October 27, 1995 a share repurchase program which authorized the Company to repurchase up to 7.5% (approximately 570,000 shares) of its outstanding shares of common stock. At December 28, 1995 the Company had repurchased 562,400 shares for approximately $4.1 million.

The Company announced on February 21, 1996 that the Board of Directors had authorized the extension of the share repurchase program. The extension authorizes the Company to repurchase up to an additional 8% (approximately 570,000 shares) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Purchases may commence or be discontinued at any time.


FORWARD-LOOKING STATEMENTS

Although most of the information contained in this report is historical, certain of the statements contain forward-looking information. To the extent these statements involve, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items, sell-through or backlog, forecasts of demand or market trends for the Company's various product categories and for the industries in which the Company operates or any other guidance on future periods, these statements are forward-looking and involve matters which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Readers of this report should consider, along with other relevant information, the risk factors identified by the Company under the caption "Risk Factors" in Item 1 and elsewhere in this report, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.


RESULTS OF OPERATIONS

In 1995 the Company reorganized its operations into three divisions: Programming Systems, Semiconductor Equipment and Synario Design Automation. The following discusses the Company's results of operations by division. For comparability purposes, the discussions of 1994 compared to 1993 have been revised from that contained in the Company's Annual Report for fiscal 1994 to follow this new divisional structure.

NET SALES


  (IN THOUSANDS)    1995          CHANGE    1994          CHANGE    1993
--------------------------------------------------------------------------------
  Net sales        $66,031         7.4%    $61,478        (2.7%)   $63,186
--------------------------------------------------------------------------------

1995 VS. 1994

Sales increased by 7.4% in 1995 compared to 1994, with U.S. sales increasing 7.1% and international sales increasing 7.7%. Sales of the Company's Programming Systems products increased 4.6% in 1995 compared to 1994. Programming Systems products experienced year-over-year revenue growth due primarily to increased sales of automated programming and handling systems which was partially offset by a decline in sales of the Company's non-automated programming systems and the Company's older software design tools. Sales for the Synario Design Automation Division increased 40% in 1995 compared to 1994. The addition of Semiconductor Equipment products, obtained as part of the Reel-Tech acquisition in August of 1995, also provided incremental sales growth of approximately $625,000.

Net sales for 1995 of the Company's non-automated programming systems declined by $1.0 million or 2.5% over 1994. The Company experienced decreased sales for the products used primarily in the engineering market. Partially offsetting this decline was an increase in sales of non-automated parallel programming systems used in the manufacturing market. The overall decline reflects the continuing market shift toward lower-priced project-specific programmers and away from higher-priced, full-featured universal programmers. In addition, the Company believes that technological improvements in personal computers and design software tools have caused a shift in the demand for IC design tools by engineering teams away from hardware tools in favor of software design tools. Finally, the Company believes that advances in semiconductor processing technology have lowered the barriers to entry in the programmer business over the last several years. This has caused new market entrants to appear regularly, each trying to carve out a niche. New entrants cause downward price pressure and each cycle of new competitors lowers the acceptable price of a conventional IC programmer in the customer's view.

These industry changes had, and are continuing to have, an adverse effect on the Company's non-automated programming systems sales and gross margins, especially because the Company's products historically have been oriented toward hardware tools and, within hardware tools, toward higher-priced universal programming systems. However, the Company believes the trends toward low-cost programming systems, EDA software tools and automated programming and handling systems will eventually mean increased sales of its newer products ChipLab, 2700, Synario, ProMaster 9500, ProMaster 7500, ProMaster 2500 and the Tape and Reel.

Sales of the Company's automated programming and handling systems for the manufacturing environment increased by approximately 35% in 1995 compared to 1994. The Company believes this growth is due to a trend toward the expanded use of programmable ICs in high-volume manufacturing situations. The Company believes this trend is due to a reduction in the cost of programmable ICs relative to fixed ICs, the desire of manufacturers to improve the time-to-market for new and improved products, and the increased functionality and miniaturization of programmable ICs. The Company believes this trend will continue contributing to further growth and expansion of this market. The Company's participation in this growth depends upon the market's acceptance of its new products, its ability to understand and meet the changing needs of this market, and its response to and development of changes in technology. The automated programming and handling systems product line accounted for approximately 30% of revenues in 1995 compared to 24% in 1994. A market shift in the ProMaster product mix toward higher-priced models also contributed to the sales increase. The Company's most recently introduced products, ProMaster 9500, ProMaster 7500, ProMaster 2500 and Tape and Reel, provided this growth during 1995.

Sales of the Company's Programming Systems software products decreased by 28% in 1995 compared to 1994. The Company's older software design tools, including ABEL and FutureNet, declined due to competitive pricing pressures, product aging and the discontinuation of the FutureNet product.

Sales of the Company's Semiconductor Equipment products, acquired as part of the Reel-Tech acquisition, were approximately $625,000. The market for semiconductor equipment has experienced strong growth as semiconductor manufacturers have expanded capacity in response to demand for ICs. The Company is in the process of expanding its personnel, space and systems to meet expected demand for its semiconductor equipment. The Company believes that if this strong demand continues and the Company executes well in integrating the Reel-Tech acquisition, the Company's Semiconductor Equipment products may provide a significant revenue growth opportunity. Due to the cyclical nature of demand for ICs, the activities of competitors and other factors, there can be no assurance that strong demand for this equipment will continue.

International sales were favorably impacted by foreign currency translation gains which were approximately $1.3 million higher in 1995 compared to 1994, primarily due to rate changes for the German Mark and the Japanese Yen which strengthened relative to the U.S. Dollar during 1995. When the U.S. Dollar is weaker, sales of the Company's products in local currency translate into more U.S. Dollars. However, offsetting the revenue translation impact is the translation of local currency costs and expenses. A strengthening of the U.S. Dollar would in general have the opposite economic effect on the Company. Currency markets fluctuate and there can be no assurance of continued benefit from currency changes. Sales in the U.S. accounted for approximately 53% of the Company's sales in 1995 compared to 54% in 1994.

1994 VS. 1993

Sales of the Company's Programming Systems products declined 6.3% while sales of Synario Design Automation Division software products increased by 235% in 1994 compared to 1993. Sales in the U.S. decreased 2.4% while international sales decreased 3.1%. Sales in the U.S. accounted for approximately 54% of the Company's sales in 1994 compared to 53% in 1993. The increase as a percentage of total sales in the Company's sales to U.S. customers resulted primarily from the continued economic weakness in the Japanese and German markets during 1994.

The Company experienced quarterly year-over-year revenue growth of 4.5% and 3.3% for the third and fourth quarters of 1994 compared to 1993 due primarily to increased sales of automated programming and handling systems. For the year, decreased sales in the first half of 1994 compared to 1993 offset the second half sales growth for an overall decline in sales of 2.7%. The 1994 sales decline was due primarily to a decline in sales of the Company's non-automated programming systems and older software design tools offset by increased sales of the Company's automated programming and handling systems for the manufacturing environment.

Net sales for 1994 in the Company's traditional line of non-automated programming systems declined by $5.9 million or 13.1% over 1993. The Company experienced decreased sales for nearly all of the products in this product line, except for the low-priced ChipLab. This reflects the continuing market shift toward lower-priced, project-specific, non-automated programming systems, the shift in demand toward software design tools by engineering design teams and the technological advances creating increased competition discussed above.

Sales of the Company's automated programming and handling systems for the manufacturing environment increased by approximately 40.3% in 1994 compared to 1993. The Company believes this growth is due to a trend toward the expanded use of programmable ICs in high-volume manufacturing situations as discussed above. The automated programming and handling systems product line accounted for approximately 24% of revenues in 1994 compared to 16% in 1993. A market shift in the ProMaster product mix toward higher-priced models also contributed to the sales increase. The Company's new products, ProMaster 7500, ProMaster 2500 and Tape and Reel, provided approximately 70% of this growth during 1994.

Sales of the Company's Programming Systems software products decreased by 31% in 1994 compared to 1993. The Company's ABEL and FutureNet products declined primarily due to competitive pricing pressures, product aging and lower unit sales. The Company believes that the strategic decision in 1993 to change its software sales channel to value-added resellers, which it believes are more appropriate for Windows-based software, continued to have a negative transitional impact during early 1994. In addition, this change resulted in lower net sales by the Company as it received lower wholesaler/distributor pricing instead of direct/retail sales pricing.

Sales growth in the Company's Synario Design Automation software products, including Synario and ECS, was due to having a full year of sales of the Company's Synario product line after its introduction in October 1993. Synario is targeted at the change in the industry demand toward greater usage of software products and at the Company's belief in the emerging Windows-based EDA market. The Company believes Synario is well positioned to take advantage of the adoption of the Windows environment by users of EDA software tools.

GROSS MARGIN


--------------------------------------------------------------------------------
  (IN THOUSANDS)              1995    CHANGE     1994       CHANGE     1993
--------------------------------------------------------------------------------
  Gross margin              $35,433    7.1%     $33,094      4.2%     $31,775
  Percentage of net sales    53.7%               53.8%                 50.3%
--------------------------------------------------------------------------------


1995 VS. 1994

The gross margin increased in Dollars during 1995 compared to 1994 while staying approximately the same as a percentage of sales. The increase in gross margin Dollars is due primarily to the increase in sales volume. The Company experienced improved gross margins on automated programming and handling system products in 1995 due to increased volume and a shift toward higher-priced models. Offsetting this improvement is a shift in the mix of sales of the Company's non-automated programming systems products from higher-priced, higher-margined products toward lower-priced alternatives which has lowered the overall margins for this product line. The shift in the product mix to a lower overall percentage of software sales, which have higher gross margins, has had an additional offsetting impact. In addition, the gross margin on the ProMaster 9500 was below that of the Company's traditional automated programming and handling systems due to higher material and labor costs. The Company expects the ProMaster 9500 costs to decline in future periods due to the acquisition of Reel-Tech and anticipated improvements in the proficiency of manufacturing and service personnel in building and servicing this system. Finally, gross margin was favorably affected by improvements due to the positive currency effects of a weaker Dollar. As stated above, there is no assurance of continued benefit from currency rate changes.

1994 VS. 1993

The gross margin increased in both Dollars and as a percentage of sales during 1994 compared to 1993 despite the decline in sales. The Company's gross margin in 1993 was depressed due to increased reserves for excess and obsolete inventories. The Company's restructuring reduced costs in its manufacturing, service and distribution operations, improving margins in 1994. In addition, the Company experienced improved gross margins on its automated programming and handling system products in 1994 due to increased volume and a shift toward higher-priced models.

Offsetting a portion of these gross margin improvements are the lower sales volume and a shift from higher-priced to lower-priced products in the Company's non-automated programming systems line. Lower sales in Japan and Germany also unfavorably impacted gross margins as the Company generally receives higher gross margins on sales to those countries.


RESEARCH AND DEVELOPMENT


--------------------------------------------------------------------------------
  (IN THOUSANDS)             1995     CHANGE     1994       CHANGE     1993
--------------------------------------------------------------------------------
  Research and development  $9,069    (1.7%)    $9,227      (4.9%)    $9,700
  Percentage of net sales     13.7%               15.0%                 15.4%
--------------------------------------------------------------------------------


1995 VS. 1994

Research spending declined slightly both in Dollars and as a percentage of sales. The decline is primarily due to lower personnel costs which relate primarily to open job positions during the year. The Company focused its research and development efforts in 1995 on its strategic growth markets, namely automated programming and handling systems, Windows-based EDA software design tools, low-priced project specific IC programmers and semiconductor equipment. The Company expects to continue this focus in the future and believes that it is essential to invest in research and development to support its existing products and to create new products as markets develop and technologies change.

The charge for in-process research and development acquired as part of the Reel-Tech acquisition is discussed above under the caption "Business Acquisition" and is not included in research and development expense.

1994 VS. 1993

Research spending declined slightly both in Dollars and as a percentage of sales. The decline was primarily due to personnel reductions made as a part of the Company's restructuring. The Company focused its research and development efforts in 1994 on its strategic growth markets, namely automated programming and handling systems, Windows-based EDA software design tools and low-priced project specific non-automated IC programmers.


SELLING, GENERAL AND ADMINISTRATIVE


--------------------------------------------------------------------------------
  (IN THOUSANDS)             1995     CHANGE     1994       CHANGE     1993
--------------------------------------------------------------------------------
  Selling, general and
  administrative           $20,411     1.9%    $20,032     (23.2%)   $26,094
  Percentage of net sales     30.9%               32.6%                 41.3%
--------------------------------------------------------------------------------


1995 VS. 1994

The actual Dollar increase in selling, general and administrative expenditures in 1995 was due to increased marketing and promotion expenditures, increased commissions resulting from the sales volume increase and increased expenses in the Company's foreign offices due to currency rate changes. Partially offsetting this increase were reductions in spending due to the restructuring efforts.

1994 VS. 1993

The decrease in selling, general and administrative expenditures in 1994 was due primarily to the restructure efforts which reduced the number of personnel worldwide and focused on matching cost effective sales channels to our products and markets. These reductions were partially offset by performance bonuses and incentive compensation which were not incurred in 1993.


BUSINESS RESTRUCTURING

During the fourth quarter of 1993, the Company recorded a pretax charge of $6.1 million related to the restructure of its sales and distribution channels, downsizing its operations to a level consistent with anticipated lower sales and product margins, and to consolidate and outsource certain manufacturing processes. The purpose of the restructure was primarily to reduce expenses and significantly lower the Company's break-even point in reaction to reduced sales and gross margins in 1993. Additionally, the Company made several strategic changes to its sales and distribution channels to better align distribution of the Company's current and anticipated future products to their markets and customers. The general downsizing of operations and restructuring of the sales and distribution system were substantially completed in 1994. The Company began implementation of the planned changes to its manufacturing processes in 1994 for completion in 1997. The manufacturing consolidation and relocation project was completed in the first quarter of 1996, and the outsourcing of certain manufacturing processes is scheduled to be completed in 1997.

Of the total 1993 restructure charge of $6.1 million, $2.1 million related to restructuring the sales and distribution system, including severance for terminated employees, facilities and equipment lease abandonment, facilities relocation costs, the write-off of intangible assets associated with the acquisition and setup of direct sales operations in Germany and the United Kingdom, and costs associated with implementing new accounting and distribution systems and processes; $2.0 million related to the consolidation and outsourcing of certain portions of the Company's manufacturing operations, including the write-down of production equipment to net realizable value, severance for terminated employees, facility relocation costs, and costs associated with outsourcing certain manufacturing processes; and the remaining $2.0 million related to general organizational downsizing, including severance for terminated employees, asset write-downs and costs associated with rearrangement of facilities.

Of the total $6.1 million restructuring charge, the Company paid approximately $1.5 million in cash in 1993 (including approximately $300,000 of previously accrued vacation and pension payments), $2.1 million in 1994 (including approximately $200,000 of previously accrued vacation and pension payments), $855,000 in 1995 and expects to pay approximately $965,000 in future periods. The Company expects to fund these cash payments from internally generated funds and, if necessary, borrowings on its lines of credit. In addition, the Company recorded approximately $800,000 in asset write-downs related to its restructuring.

The Company has continuously reviewed its restructure actions and compared them to its original plan. Accordingly, during the fourth quarter of 1995, asset and accrued liability accounts associated with the plan were adjusted such that the total restructuring costs were lowered by $400,000 or 7% of the original plan. This credit lowered the expected cost of the restructure of the Company's manufacturing operations by approximately $200,000 and the Company's sales and distribution systems by approximately $200,000. No other amounts related to the restructuring plan were charged or credited to earnings since inception of the plan. The restructuring plan changed primarily as the Company experienced difficulties in proceeding as planned on outsourcing certain manufacturing processes. The effect of this has been a delay in accomplishing portions of the outsourcing plan, resulting in continued usage of certain production equipment beyond the time that was originally planned, as well as reductions in originally contemplated costs.

In the aggregate, the restructuring of the Company's operations reduced total costs and expenses by a net of $7 million in 1994, with approximately $6.6 million of the savings attributable to reduced employee costs, approximately $200,000 due to reduced facility and equipment lease expense, and approximately $200,000 due to reduced depreciation and amortization. The 1993 restructure resulted in an additional $1.6 million reduction in costs and expenses in 1995 compared to 1994, which was attributable primarily to reduced employee costs.

In addition to the actions described above, the Company implemented a temporary pay and work week reduction of 10% for all U.S. employees for the period January 1, 1994 through February 28, 1994. The Company realized savings of approximately $250,000 in salary costs related to this reduction.


INTEREST


--------------------------------------------------------------------------------
  (IN THOUSANDS)             1995    CHANGE      1994      CHANGE      1993
--------------------------------------------------------------------------------
  Interest income            $398    176.4%      $144      433.3%       $27
  Interest expense           $273      0.0%      $273      (14.2%)     $318
--------------------------------------------------------------------------------


1995 VS. 1994

Net interest income increased in 1995 to $125,000. This increase relates to increased interest income from investment of higher cash balances and from funds being invested at higher average interest rates during the year.

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

INCOME TAXES


--------------------------------------------------------------------------------
  (IN THOUSANDS)                 1995    CHANGE      1994      CHANGE  1993
--------------------------------------------------------------------------------
  Income tax expense (benefit)   $892    (8.5%)      $975       N/A    ($700)
  Effective tax (benefit) rate  15.8%               26.3%              (5.7%)
--------------------------------------------------------------------------------


1995 VS. 1994

The effective income tax rate for 1995 differed from the statutory 34% tax rate primarily due to reversal of tax valuation reserves established in 1993. The reversal of valuation reserves was due to the utilization of foreign subsidiary loss carryforwards and alternative minimum tax credit carryforwards as well as the offset of reversing temporary differences against 1995 taxable income. See
Note 10 of "Notes to Consolidated Financial Statements."

The Company had valuation allowances of $2,571,000 at December 28, 1995 compared to $3,358,000 at December 29, 1994. The valuation reserves will continue to reverse in 1996 if the Company's profitability continues. In 1996, the criteria that requires the Company to maintain its valuation allowance will be less restrictive if the Company is profitable. The Company believes this may allow further reductions in the valuation allowance for deferred tax assets. The potential reversal of these valuation allowances may significantly reduce the Company's effective tax rate in 1996.

1994 VS. 1993

The effective income tax rate for 1994 differed from the statutory 34% tax rate primarily due to reversal of tax valuation reserves established in 1993. The valuation reserves reversed due to the Company utilizing foreign subsidiary loss carryforwards and the ability to offset reversing temporary differences against 1994 taxable income. See Note 10 of "Notes to Consolidated Financial Statements."

The effective income tax rate for the 1993 loss benefit was reduced primarily due to valuation reserves established for deferred tax assets. The valuation reserves were increased during 1993 due to the loss generated during the year and the increased uncertainty of the Company's ability to utilize the benefits from its deferred tax assets, particularly net operating loss carryforwards. The valuation reserves were set up for net operating loss carryforwards of foreign subsidiaries and as a result of an evaluation of the benefit obtainable for deferred tax assets.

Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," was adopted during 1993 and the cumulative benefit of $400,000 was included in net income as the cumulative effect of accounting change (see Note 10 of "Notes to Consolidated Financial Statements").


NET INCOME AND EARNINGS PER SHARE


-------------------------------------------------------------------------------------------------------------
  (IN THOUSANDS)                              1995          CHANGE         1994          CHANGE      1993
-------------------------------------------------------------------------------------------------------------
  Before cumulative effect of accounting
    change:
      Income (loss)                          $4,761          74.7%        $2,726          N/A      ($11,657)
      Percentage of net sales                  7.2%                        4.4%                      (18.4%)
      Earnings (loss) per share               $0.60          62.2%         $0.37          N/A        ($1.63)

  Net income (loss)                          $4,761          74.7%        $2,726          N/A      ($11,257)
  Earnings (loss) per share                   $0.60          62.2%        $0.37           N/A        ($1.57)
-------------------------------------------------------------------------------------------------------------


1995 VS. 1994

The change in the Company's profitability was due primarily to the increased sales volume, the reversal of a portion of the restructure accrual, reduced costs and operating expenses resulting from the Company's 1993 restructure and the reversal of deferred tax valuation reserves. Offsetting a portion of this was the charge of $660,000 net of tax for in-process research and development related to the Reel-Tech acquisition.

1994 VS. 1993

The change in the Company's profitability before cumulative effect of accounting change was due primarily to the reduced operating expenses and costs of goods sold resulting from the restructure of the Company's operations.


INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

In the past, the Company has been able to offset the impact of inflation with efficiency increases and price adjustments. Heightened competition has made the Company's products subject to more price competition and has diminished its ability to offset the impacts of inflation.

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary's local currency and translated into U.S. Dollar amounts at average rates of exchange during the year. To date the foreign currency rate changes have not significantly impacted the Company's profitability. This is because only approximately one-third of the Company's sales are made by foreign subsidiaries, independent currency fluctuations tend to minimize the effect of any individual currency exchange fluctuations and the effect of individual rate changes on sales and expenses tend to offset each other. Additionally, the Company hedges its foreign currency exposure on the sales of inventory and certain loans to its foreign subsidiaries through the use of foreign exchange contracts. See Note 1 of "Notes to Consolidated Financial Statements."



FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------
  (IN THOUSANDS)               1995     CHANGE    1994     CHANGE     1993
--------------------------------------------------------------------------------
  Working capital            $12,005    $1,967   $10,038    $6,456    $3,582
  Total debt                  $1,617     ($323)   $1,940   ($1,927)   $3,867
--------------------------------------------------------------------------------

Working capital increased during 1995 primarily due to funds provided by operations, which is net of $855,000 of restructure related expenditures.

The Company's trade accounts receivable at the end of 1995 increased by approximately $3.0 million as compared to the end of 1994 due to increased sales volume in the fourth quarter, Reel-Tech receivables, and a general increase in the collection period related to sales of automated programming and handling products. The Company increased inventory levels by approximately $1.6 million or 23% during 1995. Inventory levels were increased primarily to support the growth in automated programming and handling systems as well as provide a level of safety stock during the Anaheim factory relocation. Additionally, inventory increased due to the acquisition and expansion of Reel-Tech inventories. The Company reduced its other current assets by approximately $500,000 primarily due to collection of former lease deposits. Other long-term assets increased by approximately $500,000 related to the capitalization of intangible assets purchased from Reel-Tech which are offset by amortization. The Company also reduced its accrued expenses primarily due to payments of approximately $855,000 of restructure related accruals. Borrowings on the foreign line of credit were paid down by approximately $300,000. The use of $4.1 million of cash to repurchase 562,400 shares of Common Stock during the fourth quarter was partially offset by stock sale proceeds of $900,000 under the Company's employee stock benefit plans. The funding for these changes in 1995 was provided primarily by operations and by reducing the Company's level of cash by approximately $2.8 million.

As of December 28, 1995, the Company had total debt of $1.6 million, or approximately 6% of its $25.9 million in equity. Of this total, approximately $117,000 is current debt, consisting entirely of borrowings on its foreign line of credit. The $1.5 million of long-term debt consists of a note due in 1998 for the balance of the purchase price for CAD/CAM (see Note 6 of "Notes to Consolidated Financial Statements"). At December 28, 1995, the Company also had an unused $8.0 million U.S. line of credit maturing in May 1996 under which borrowings would incur interest at the bank's published Prime rate or the LIBOR rate plus 110 basis points.

The foreign line of credit of $1.6 million matures in August 1996. Historically, this debt and the U.S. line of credit, have been structured as short-term and have been continuously renewed on their maturity dates. The Company currently expects to be able to renew these lines of credit on maturity under substantially the same terms as those presently in place. No assurances can be made, however, in regard to the renewal of these agreements.

The Company estimates that capital expenditures for property, plant and equipment during 1996 will be approximately $2.0 million. Such expenditures are currently expected to be funded from internally generated funds and, if necessary, borrowings from the Company's existing credit lines. Although the Company fully expects that such expenditures will be made, it has commitments for only a small portion of these amounts.

At December 28, 1995, the Company's material short-term unused sources of liquidity consisted of approximately $4.5 million in cash and cash equivalents and available borrowings of $8.0 million under its U.S. line of credit and approximately $1.5 million under its foreign line of credit. The Company believes these sources will be sufficient during 1996 to fund working capital needs, service existing debt, finance planned capital acquisitions, fund the Company's planned repurchase of up to 570,000 shares of its Common Stock, fund the Reel-Tech contingent payment obligations and fund its remaining restructure accrued liabilities. Additional capital will also be provided if the Company successfully disposes of its Redmond headquarters property (see Note 4 of "Notes to Consolidated Financial Statements").


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 32 through 47.

--------------------------------------------------------------------------------
                 REPORT OF ERNST & YOUNG LLP , INDEPENDENT AUDITORS
--------------------------------------------------------------------------------

Board of Directors and Stockholders
Data I/O Corporation

We have audited the accompanying consolidated balance sheets of Data I/O Corporation as of December 28, 1995, and December 29, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 28, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(A). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data I/O Corporation at December 28, 1995, and December 29, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 of "Notes to Consolidated Financial Statements," in 1993 the Company changed its method of accounting for income taxes.

Seattle, Washington                                      //S// ERNST & YOUNG LLP
February 7, 1996                                               ERNST & YOUNG LLP

--------------------------------------------------------------------------------
                                 REPORT OF MANAGEMENT
--------------------------------------------------------------------------------
Management is responsible for preparing the Company's financial statements and related information that appears in this annual report on Form 10-K. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of its operations in conformity with generally accepted accounting principles. Management has included in the Company's financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

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


//S//WILLIAM C. ERXLEBEN                                   //S//STEVEN M. GORDON
WILLIAM C. ERXLEBEN                                             STEVEN M. GORDON
President                                                         Vice President
Chief Executive Officer                               Finance and Administration
                                                         Chief Financial Officer
                                                        Chief Accounting Officer
                                                         Secretary and Treasurer

                                 DATA I/O CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS


----------------------------------------------------------------------------------------------------
                                                             DEC. 28,       DEC. 29,       DEC. 30,
FOR THE YEARS ENDED                                            1995           1994           1993
----------------------------------------------------------------------------------------------------

(in thousands, except per share data)
Net sales                                                    $66,031        $61,478        $63,186
Cost of goods sold                                            30,598         28,384         31,411
                                                            ---------      ---------      ---------
Gross margin                                                  35,433         33,094         31,775

Operating expenses:
   Research and development                                    9,069          9,227          9,700
   Selling, general and administrative                        20,411         20,032         26,094
   Write-off of acquired in-process R&D                          825
   Provision for business restructuring                         (400)                        6,120
                                                            ---------      ---------      ---------
      Total operating expenses                                29,905         29,259         41,914
                                                            ---------      ---------      ---------
      Operating income (loss)                                  5,528          3,835        (10,139)

Non-operating (income) expense:
   Interest income                                              (398)          (144)           (27)
   Interest expense                                              273            273            318
   Foreign currency exchange                                                      5            (73)
   Adjustment of carrying value of land held for sale                                        2,000
                                                            ---------      ---------      ---------
   Total non-operating (income) expense                         (125)           134          2,218
                                                            ---------      ---------      ---------
   Income (loss) before income taxes and
      cumulative effect of accounting change                   5,653          3,701        (12,357)

Income tax expense (benefit)                                     892            975           (700)
                                                            ---------      ---------      ---------
   Income (loss) before cumulative effect of
      accounting change                                        4,761          2,726        (11,657)

Cumulative effect of accounting change                                                         400
                                                            ---------      ---------      ---------
   Net income (loss)                                          $4,761         $2,726       ($11,257)
                                                            ---------      ---------      ---------
                                                            ---------      ---------      ---------
Earnings per share:
   Income (loss) before cumulative effect of
      accounting change                                        $0.60          $0.37         ($1.63)

   Cumulative effect of accounting change                                                     0.06
                                                            ---------      ---------      ---------
   Net income (loss)                                           $0.60          $0.37         ($1.57)
                                                            ---------      ---------      ---------
                                                            ---------      ---------      ---------
Weighted average common and equivalent
   shares outstanding                                          7,879          7,420          7,170
                                                            ---------      ---------      ---------
                                                            ---------      ---------      ---------


See notes to consolidated financial statements.


                                 DATA I/O CORPORATION

                             CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------------
                                                                            DEC. 28,       DEC. 29,
                                                                              1995           1994
----------------------------------------------------------------------------------------------------
(in thousands, except share data)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $4,496         $7,279
  Trade accounts receivable,
     less allowance for doubtful
     accounts of $311 and $277, respectively                                 13,115         10,145
  Inventories                                                                 8,539          6,937
  Recoverable income taxes                                                                     453
  Deferred income taxes                                                         976            675
  Other current assets                                                          893          1,361
                                                                           ---------      ---------
     TOTAL CURRENT ASSETS                                                    28,019         26,850

Land held for sale                                                            2,095          2,006
Property, plant and equipment - net                                          10,240         10,737
Other assets                                                                  4,422          3,894
                                                                           ---------      ---------
     TOTAL ASSETS                                                           $44,776        $43,487
                                                                           ---------      ---------
                                                                           ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                           $2,071         $1,908
  Accrued compensation                                                        3,612          3,460
  Deferred revenue                                                            5,436          5,271
  Other accrued liabilities                                                   2,672          2,846
  Accrued costs of business restructuring                                       965          1,890
  Income taxes payable                                                        1,141            997
  Notes payable                                                                 117            440
                                                                           ---------      ---------
     TOTAL CURRENT LIABILITIES                                               16,014         16,812

LONG-TERM DEBT                                                                1,500          1,500
LONG-TERM OTHER PAYABLES                                                      1,117            361
DEFERRED INCOME TAXES                                                           216            471

COMMITMENTS (Note 8)

STOCKHOLDERS' EQUITY:
  Preferred stock -
     Authorized, 5,000,000 shares, including
        200,000 shares of Series A Junior Participating
     Issued and outstanding, none
Common stock, at stated value -
     Authorized, 30,000,000 shares
     Issued and outstanding, 7,083,825
        and 7,431,901 shares, respectively                                   17,528         20,729
Retained earnings                                                             7,946          3,185
Currency translation adjustments                                                455            429
                                                                           ---------      ---------
   TOTAL STOCKHOLDERS' EQUITY                                                25,929         24,343
                                                                           ---------      ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $44,776        $43,487
                                                                           ---------      ---------
                                                                           ---------      ---------


See notes to consolidated financial statements.

                                 DATA I/O CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


----------------------------------------------------------------------------------------------------
                                                             DEC. 28,       DEC. 29,       DEC. 30,
FOR THE YEARS ENDED                                            1995           1994           1993
----------------------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
  Net income (loss)                                           $4,761         $2,726       ($11,257)
  Adjustments to reconcile income (loss)
   to net cash provided by operating activities:
     Depreciation and amortization                             4,285          4,671          4,860
     Adjustment of carrying value of land held for sale                                      2,000
     Write-off of acquired in-process R&D                        825
     Income and deferred income taxes and refunds                 39          2,133           (533)
     Cumulative effect of accounting change                                                   (400)
     Business restructure                                       (925)        (1,936)         4,955
     Deferred revenue                                            184            937            458
     Changes in current items other
      than cash and cash equivalents:
       Trade accounts receivable                              (1,712)          (741)         3,518
       Inventories                                            (1,469)         1,345          2,393
       Other current assets                                      474           (218)            48
       Accounts payable and accrued liabilities                 (354)            38         (1,441)
                                                            ---------      ---------      ---------
Cash provided by operating activities                          6,108          8,955          4,601

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                  (2,654)        (1,876)        (2,820)
  Investment in assets of acquired business                   (2,055)
  Additions to other assets                                     (104)           (53)        (1,405)
    Cash used for investing activities                        (4,813)        (1,929)        (4,225)

FINANCING ACTIVITIES:
  Repayment of notes payable                                    (921)        (1,931)        (1,060)
  Sale of common stock                                           333            327            410
  Proceeds from exercise of stock options                        585            160            275
  Repurchase of common stock                                  (4,119)                          (65)
                                                            ---------      ---------      ---------
    Cash used for financing activities                        (4,122)        (1,444)          (440)

Increase (decrease) in cash and cash equivalents              (2,827)         5,582            (64)
                                                            ---------      ---------      ---------

Effects of exchange rate changes on cash                          44             (7)            (6)
Cash and cash equivalents - Beginning of year                  7,279          1,704          1,774

                                                            ---------      ---------      ---------
Cash and cash equivalents - End of year                       $4,496         $7,279         $1,704
                                                            ---------      ---------      ---------
                                                            ---------      ---------      ---------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                      $121           $255           $343
  Income taxes                                                  $923           $405           $573

See notes to consolidated financial statements.

                                 DATA I/O CORPORATION

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


----------------------------------------------------------------------------------------------------
                                                  COMMON STOCK                            CURRENCY
                                             -------------------------     RETAINED     TRANSLATION
                                              SHARES         AMOUNT        EARNINGS     ADJUSTMENT
----------------------------------------------------------------------------------------------------
(in thousands except share data)
BALANCE AT DECEMBER 31, 1992                7,029,931        $19,190        $11,716           $437

Net loss                                                                    (11,257)
Stock options exercised                        88,450            275
Issuance of stock through
   Employee Stock Purchase Plan               149,259            410
Repurchase of common stock                    (17,604)           (65)
Compensation on exercised or expired
   stock options                                                 432
Currency translation adjustment, net of
   tax of $23                                                                                   45
                                            ----------     ----------     ----------     ----------
BALANCE AT DECEMBER 30, 1993                7,250,036         20,242            459            482

Net income                                                                    2,726
Stock options exercised                        44,875            160
Issuance of stock through
   Employee Stock Purchase Plan               136,990            327
Currency translation adjustment, net of
   tax benefit of $27                                                                          (53)
                                            ----------     ----------     ----------     ----------
BALANCE AT DECEMBER 29, 1994                7,431,901         20,729          3,185            429

Net Income                                                                    4,761
Stock options exercised                        118,125           585
Issuance of stock through
   Employee Stock Purchase Plan                 96,199           333
Repurchase of Common Stock                   (562,400)        (4,119)
Currency translation adjustment, net of
   tax of $2                                                                                    26
                                            ----------     ----------     ----------     ----------
BALANCE AT DECEMBER 28, 1995                7,083,825        $17,528         $7,946           $455
                                            ----------     ----------     ----------     ----------
                                            ----------     ----------     ----------     ----------


See notes to consolidated financial statements.

                                 DATA I/O CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NATURE OF OPERATIONS

Data I/O Corporation (the "Company") manufactures hardware and software products for users of programmable integrated circuits, and manufactures equipment used by integrated circuit manufacturers. The Company's principal customers use the Company's programming systems and software programs to design and manufacture electronic equipment for industrial, commercial and military applications. The Company also sells its semiconductor equipment products to semiconductor manufacturers. Customers for the Company's programming systems, software and semiconductor equipment products are located around the world, primarily in the United States, Europe and the Far East. All of the Company's manufacturing operations are located in the United States.


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Data I/O Corporation and its wholly owned subsidiaries. The consolidated financial statements include the results of operations of Reel-Tech, Inc. since the acquisition of this business on August 31, 1995. All significant intercompany accounts and transactions have been eliminated in consolidation.


REPORTING PERIOD

The Company reports on a fifty-two, fifty-three week basis. Results of operations for 1995, 1994 and 1993 are for fifty-two week periods.


USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and intends to continue to do so. Accordingly, the Company recognizes no compensation expense for its stock option grants.


FOREIGN CURRENCY TRANSLATION

Assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to stockholders' equity, net of taxes. Realized and unrealized gains and losses on foreign currency transactions are included in non-operating expense as Foreign Currency Exchange.

In an effort to minimize the effect of exchange rate fluctuations on the results of its operations, the Company hedges certain portions of its foreign currency exposure through the use of forward exchange contracts. At December 28, 1995, the Company had approximately $800,000 in foreign exchange contracts outstanding, with the contract exchange rates being approximately equal to the market exchange rates. These contract terms range from 30 to 120 days.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are highly liquid investments with insignificant interest rate risk. The Company invests in the highest grade commercial paper with original maturities of three months or less and conservative money market funds. Interest earned is reported in non-operating (income) expense as Interest Income.


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


ADVERTISING EXPENSE

The Company expenses advertising costs as incurred. Total expenses were $2,261,000, $1,771,000 and $2,123,000 in 1995, 1994 and 1993, respectively.


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

In 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes," which requires the use of the liability method in computing income taxes. Under the liability method, deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.
These deferred tax assets and liabilities are measured by the provisions of currently enacted tax laws. The adoption of SFAS 109 during the first quarter of 1993 resulted in an increase in the net deferred tax asset by approximately

$400,000, which was reported separately as the cumulative effect of a change in the method of accounting for income taxes in the consolidated statement of operations for the year ended December 30, 1993.


EARNINGS PER SHARE

The Company calculates and reports earnings per share based on the weighted average common and common stock equivalent shares outstanding during the period (using the treasury stock method). Common stock equivalents which are antidilutive are not considered. Stock options are common stock equivalents. Fully diluted earnings per share approximates primary earnings per share.

During 1995, the Company repurchased 562,400 shares of its common stock under a Share Repurchase Program. The effect of this repurchase on earnings per share for the year ended December 28, 1995 would have been an increase of approximately $.02 if the shares had been repurchased as of the beginning of the year. On February 21, 1996, the Company's Board of Directors extended the Share Repurchase Program. This extension authorizes the repurchase of up to an additional 8% (approximately 570,000 shares) of the Company's outstanding common stock through open market purchases at prevailing market prices or through block purchases or through privately negotiated transactions. Purchases may commence or be discontinued at any time.


DIVERSIFICATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company's trade receivables are geographically dispersed and include customers in many different industries. Management believes that any risk of loss is significantly reduced due to the diversity of its end-customers and geographic sales areas. The Company performs on-going credit evaluations of its customers' financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.


RECLASSIFICATIONS

Certain prior years' balances have been reclassified to conform to current year presentation.


NOTE 2 - PROVISION FOR BUSINESS RESTRUCTURING

During the fourth quarter of 1993, the Company recorded a pretax charge of $6.1 million related to the restructure of its sales and distribution channels, downsizing its operations to a level consistent with anticipated lower sales and product margins, and consolidating and outsourcing of certain manufacturing processes. The purpose of the restructure was primarily to reduce expenses and significantly lower the Company's break-even point in reaction to the reduced sales and gross margins realized in 1993. Additionally, the Company made several strategic changes to its sales and distribution channels to better align the Company's current and anticipated future products to their markets and customers. The general downsizing of operations and restructuring of the sales and distribution system were substantially completed in 1994. The Company began implementation of planned changes to its manufacturing processes in 1994 for completion in 1997. The manufacturing consolidation and relocation project was completed in the first quarter of 1996, and the outsourcing of certain manufacturing processes is scheduled to be completed in 1997.

Of the total original restructure charge of $6.1 million, $2.1 million related to restructuring the sales and distribution system, including severance for terminated employees, facilities and equipment lease abandonment, facilities relocation costs, the write-off of intangible assets associated with the acquisition and set-up of direct sales operations in Germany and the United Kingdom, and costs associated with implementation of new accounting and distribution systems and processes; $2.0 million related to the consolidation and outsourcing of certain portions of the Company's manufacturing operations, including the write-down of production equipment to net realizable value, severance for terminated employees, facility relocation costs, and costs associated with outsourcing certain manufacturing processes; and the remaining $2.0 million related to general organizational downsizing, including severance for terminated employees, asset write-downs and costs associated with rearrangement of facilities.

The Company has continuously reviewed its restructure actions and compares them to its original plan. Accordingly, during the fourth quarter of 1995, asset and accrued liability accounts associated with the plan were adjusted such that the total restructuring costs were lowered by $400,000 or 7% of the original plan. This credit lowered the expected cost of the restructure of the Company's manufacturing operations by approximately $200,000 and the Company's sales and distribution systems by approximately $200,000. No other amounts related to the restructuring plan were charged or credited to earnings since inception of the plan. The restructuring plan changed primarily as the Company experienced difficulties in proceeding as planned on outsourcing certain manufacturing processes. The effect of this has been a delay in accomplishing portions of the outsourcing plan, resulting in continued usage of certain production equipment beyond the time that was originally planned, as well as reductions in originally contemplated costs.

At December 28, 1995, approximately $965,000 of the total restructure charge remained in accrued liabilities to be paid out. Approximately $855,000, $1.9 million and $1.2 million had been spent during 1995, 1994 and 1993, respectively, and $800,000 had been taken against related assets.


NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                        DEC. 28,            DEC. 29,
                                          1995                1994
                                       ----------           ----------
Raw material                             $4,839               $3,327
Work-in-process                           2,125                1,955
Finished goods                            1,575                1,655
                                         ------               ------
                                         $8,539               $6,937
                                         ------               ------
                                         ------               ------


NOTE 4 - LAND HELD FOR SALE

The Company owns 79.4 acres of land at its headquarters site in Redmond, Washington, which it purchased in various parcels between 1979 and 1986. The land was intended as a campus on which to consolidate the operations of the Company as it expanded internally and through acquisitions. The Company has since abandoned its aggressive acquisition and consolidation strategy. In 1990, the Company decided to market and sell the approximately 40 acres of land in excess of that required for its current 100,000 square-foot building and another 50,000 square-foot expansion facility. At that time, the land was reclassified at cost plus estimated disposition expenses, to Land Held for Sale in the Company's financial statements. Based on information available at that time, the cost approximated market value.

In June 1992, the Company recorded an extraordinary $2.6 million ($1.7 million after-tax) write-down to reflect a decrease in the market value of its land. This decrease in value was caused primarily by the enactment, in July 1992, of a Sensitive Areas Ordinance ("SAO") by the City of Redmond. The SAO prohibits building not only on land classified as wetlands, but on steep slopes and on buffers around the wetlands which are wider than those required by most jurisdictions. In addition, due to the changes in valuation for commercial real estate comparable to the land held by Data I/O, the Company recorded a $2.0 million valuation provision for the land held for resale at December 30, 1993.

Since placing the land on the market in 1990, the Company has entered into two separate option agreements to sell the property. Both of these agreements were allowed to expire due to the changes in regulatory requirements and valuations of commercial real estate comparable to the land held by the Company, discussed above. The Company intends to continue to market this excess land. In order to enhance the property's marketability, the Company currently has listed its entire Redmond headquarters property as available for sale with long-term lease back provisions on the building.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                         DEC. 28,          DEC. 29,
                                           1995              1994
                                       ------------     ------------
Land                                      $   910           $   910
Building and improvements                   7,539             7,334
Equipment                                  22,329            21,507
                                          -------           -------
                                           30,778            29,751
Less accumulated depreciation              20,538            19,014
                                          -------           -------
Property, plant and equipment - net       $10,240           $10,737
                                          -------           -------
                                          -------           -------

NOTE 6 - OTHER ASSETS

Other assets consisted of the following components (in thousands):

                                         DEC. 28,          DEC. 29,
                                           1995              1994
                                       ------------     ------------
Long-term lease deposits                   $  262           $  156
Investment in product lines                 8,629            6,883
                                           ------           ------
                                            8,891            7,039
Less accumulated amortization               4,469            3,145
                                           ------           ------
Other assets - net                         $4,422           $3,894
                                           ------           ------
                                           ------           ------

Total amortization recorded for 1995, 1994 and 1993 was $1,324,000, $1,399,000 and $1,338,000, respectively.


INVESTMENT IN PRODUCT LINES

The Company's investment in product lines includes intangible assets, the value of which are dependent upon future technological trends. The Company amortizes these intangible assets over their estimated useful lives. However, there is no assurance that the actual lives will not materially differ from their estimated useful lives.

REEL-TECH, INC.

On August 31, 1995, the Company acquired the assets of Reel-Tech, Inc. (Reel-
Tech) of Indianapolis, Indiana, and entered into employment and non-compete agreements with its two founding technologists. The purchase price for the assets of Reel-Tech included an initial cash payment of $2.0 million, $500,000 of which remains in escrow at December 28, 1995, and the assumption of certain liabilities of approximately $1.2 million. The Company has agreed to make additional payments of up to a maximum of $2.0 million over the next three years, with these payments contingent upon the acquired operation achieving specified performance goals.

The transaction was accounted for using the purchase method of accounting based upon an independent appraisal. In addition to the initial cash payment, the Company accrued in long-term payables a $666,000 contingent payment obligation. The remaining contingent payments of $1,334,000 are expected to result in a charge to earnings at the time a determination is made that the payments are probable. The Company recorded approximately $1.3 million of tangible assets consisting of approximately $1.2 million of trade receivables and approximately $100,000 of inventories. As part of the purchase price allocation, intangible assets of approximately $1.7 million were recorded, consisting of established technology, customer base, workforce and non-competition agreements which are being amortized over their estimated useful lives of five to seven years. In addition, the Company recorded a charge in the third quarter of $825,000 relating to that portion of the purchase price allocated to in-process research and development. At December 28, 1995, the net book value of the assets capitalized in Other Assets related to this acquisition was approximately $1.7 million.

CAD/CAM GROUP, INC.

On January 19, 1993, the Company acquired substantially all of the assets of CAD/CAM Group, Inc. and entered into non-compete agreements with its two founding technologists. The acquisition was accounted for under the purchase method of accounting. Of the total purchase price of $3.0 million to be paid to CAD/CAM Group, Inc. and its two founding technologists, $1.5 million was paid during 1993 and the balance plus accrued interest payable at the U.S. Treasury Bill rate is payable in 1998. Of the total consideration, approximately $2.9 million plus approximately $200,000 of transaction costs were allocated to various identifiable intangible assets. These are reported in the accompanying balance sheet as Other Assets and are being amortized ratably over the economic life of the specific assets acquired (two to eight years). The net book value of the assets capitalized in Other Assets related to this acquisition was $1.2 million and $1.8 million at December 28, 1995 and December 29, 1994, respectively.

QUALITY AUTOMATION, INC.

On September 25, 1990, the Company acquired exclusive rights to distribute automated handling and labeling equipment manufactured by Quality Automation, Inc. The Company also obtained options to acquire Quality Automation's existing and future products as well as certain other assets. On September 25, 1992, the Company exercised its options and purchased the assets, technology and rights in the products of Quality Automation Inc., and Q.A. Engineering, Inc. (both herein combined and referred to as "Quality Automation" or "QA"). The acquisition was accounted for as a purchase, with the aggregate purchase price totaling $4.8 million. The aggregate purchase price, along with the associated transaction fees, was allocated to the assets acquired, based on estimated fair market value. Of the total acquisition cost, approximately $3.8 million of various identifiable intangible assets were reported as Other Assets in the accompanying balance sheets and are being amortized ratably over the economic life of the specific assets acquired (three to five years). The net book value of the assets capitalized in Other Assets related to this acquisition is $1.3 million and $1.9 million at December 28, 1995, and December 29, 1994, respectively.

NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consisted of the following components:

                                         DEC. 28,          DEC. 29,
(IN THOUSANDS)                             1995              1994
                                       ------------     ------------
Borrowings under a $1.6 million
unsecured foreign revolving line
of credit maturing August 9, 1996,
with variable interest rates of 2.1%
to 4.0% and a weighted average rate
of 3.1% at December 28, 1995 and a
weighted average interest rate of
3.2% at December 29, 1994.                 $  117           $  440

Unsecured note payable to the
CAD/CAM Group, Inc., maturing in full
on January 19, 1998, with variable
interest rates based on one-year U.S.
Treasury Bills (5.15% at December 28,
1995).                                      1,500            1,500
                                           ------           ------
Total debt                                  1,617            1,940

Less current maturities                       117              440
                                           ------           ------

Total long-term debt                       $1,500           $1,500
                                           ------           ------
                                           ------           ------

The Company also has a U.S. unsecured revolving line of credit of $8 million maturing May 31, 1996, with variable interest rates of the lender's Prime rate or LIBOR plus 1.1% at the Company's option.

Historically, the U.S. and foreign lines of credit have been structured as short-term and have been continuously renewed on their maturity dates. The Company anticipates renewing these lines of credit in 1996 under substantially the same terms. No assurance can be made, however, in regard to the renewal of these agreements if the Company again experiences losses.

NOTE 8 - COMMITMENTS

The Company has commitments under non-cancelable operating leases and other agreements, primarily for office space, with initial or remaining terms of one year or more as follows (in thousands):

                         1996              $670
                         1997               270
                         1998               148
                         1999               114
                         2000                93
                         Thereafter          23

Lease and rental expense was $977,000, $1,169,000 and $1,432,000 in 1995, 1994
and 1993, respectively. The Company has renewal options on substantially all of its major leases.


NOTE 9 - EMPLOYEE STOCK AND RETIREMENT PLANS

STOCK OPTION PLANS

At December 28, 1995, there were 1,105,097 shares of common stock reserved for issuance under the Company's employee stock option plans. Pursuant to these plans, options are granted to officers and key employees of the Company with exercise prices equal to the fair market value of the common stock at the date of grant and generally vest over four years. Options granted under the plans have termination dates ranging from five to six years from the date of grant. At December 28, 1995, options to purchase 267,250 shares were exercisable at prices ranging from $2.44 to $6.38. The following table summarizes activity under the plans for each of the three years ended December 28, 1995:


                                             SHARES                 OPTION PRICE
                                          -------------       -----------------------
Outstanding December 31, 1992                782,575           $1.60     -    $6.38

        Granted                              266,000            2.59     -     4.50
        Exercised                            (88,450)           1.60     -     3.73
        Expired and terminated              (213,375)           1.98     -     5.88
                                            --------
Outstanding December 30, 1993                746,750            2.06     -     6.38

        Granted                              413,000            2.44     -     3.59
        Exercised                            (44,875)           2.06     -     3.75
        Expired and terminated              (298,875)           2.06     -     5.88
                                            --------
Outstanding December 29, 1994                816,000            2.06     -     6.38

        Granted                              280,750            5.56     -     8.63
        Exercised                           (118,125)           2.06     -     4.25
        Expired and terminated              (119,500)           2.44     -     4.25
                                            --------
Outstanding December 28, 1995                859,125            2.44     -     8.63
                                            --------
                                            --------


There were 245,972 and 55,720 shares available for grant under the plans at fiscal year end 1995 and 1993, respectively. At December 29, 1994, the Company had granted 55,862 more options than it had available for grant under its plans. At the Company's 1995 annual meeting, the shareholders authorized a 500,000 share increase in the number of shares available for grant.

EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 1995,

1994 and 1993, a total of 96,199, 136,990 and 149,259 shares were purchased under the plan at average prices of $3.46, $2.39 and $2.74 per share, respectively. At December 28, 1995, a total of 150,440 shares were reserved for future issuance.

STOCK APPRECIATION RIGHTS PLAN

The Company has a Stock Appreciation Rights Plan ("SAR") under which each director, executive officer or holder of 10% or more of the Company's common stock has a SAR with respect to each exercisable stock option. The SAR entitles the SAR holder to receive cash from the Company for the difference between the market value of the stock and the exercise price of the option in lieu of exercising the related option. SARs are only exercisable following a tender offer or exchange offer for the Company's stock, or following approval by stockholders of the Company of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than 50% of the common shares outstanding. As no event has occurred which would make the SARs exercisable, no compensation expense has been recorded under this plan.

RETIREMENT SAVINGS PLAN

The Company has a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 17% of their pre-tax salary, but no more than approximately $9,000 per plan year. In fiscal years 1995 and 1994, the Company contributed one Dollar for each Dollar contributed by a participant, with a maximum contribution of 4% of a participant's earnings. In fiscal year 1993, the Company contributed 75 cents for each Dollar contributed by a participant, with a maximum contribution of 3% of a participant's earnings. The Company's matching contribution expense for the savings plan was approximately $455,000, $384,000 and $400,000 in 1995, 1994 and 1993, respectively.


NOTE 10 - ACCOUNTING FOR INCOME TAXES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") 109. This requires the establishment of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using currently enacted tax rates which are expected to be in effect during the years in which the differences are anticipated to reverse. The cumulative effect of this change in accounting for income taxes of $400,000 was determined as of January 1, 1993, and is reported separately in the consolidated statement of operations for the year ended December 30, 1993. Prior years' financial statements were not restated to apply the provisions of SFAS 109.

                                                     YEAR ENDED DECEMBER
                                             -----------------------------------
(IN THOUSANDS)                                 1995         1994         1993
                                             --------    ---------    ----------
Components of income (loss) before taxes:

    U.S. operations                           $4,703       $2,615      ($10,736)
    Foreign operations                           950        1,086        (1,621)
                                              ------       ------      --------
                                              $5,653       $3,701      ($12,357)
                                              ------       ------      --------
                                              ------       ------      --------


Income tax expense (benefit) consists of:
    Current tax expense (benefit)
         U.S. federal                         $1,284        ($103)      ($1,665)
         State                                    77          127           (46)
         Foreign                                  89           78           117
                                              ------       ------      --------
                                               1,450          102        (1,594)
    Deferred tax expense (benefit)
         U.S. federal                           (573)         859           538
         Foreign                                  15           14           356
                                              ------       ------      --------
                                                (558)         873           894
                                              ------       ------      --------
         Total income tax expense (benefit)   $  892         $975        ($700)
                                              ------       ------      --------
                                              ------       ------      --------

For federal income tax purposes, a deduction is received for stock option compensation gains. The benefit of this deduction, which is recorded in common stock, was $222,000, $15,000 and $49,000 in 1995, 1994 and 1993, respectively.
Foreign currency translation adjustments, which were recorded directly in equity, were recorded net of the related deferred tax liabilities of $2,000 in 1995 and $23,000 in 1993 and a deferred tax asset of $27,000 in 1994.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below in accordance with SFAS 109 (in thousands):


                                                               DEC. 28,      DEC. 29,       DEC. 30,
                                                                 1995          1994           1993
                                                             -----------    -----------    -----------
Deferred income tax assets:
 Receivables allowance for doubtful accounts                    $   89        $    79       $    84
 Inventory, product return reserves and basis differences        1,077          1,079         1,088
 Land basis                                                      1,522            966           980
 Compensation accruals                                             283            253           271
 Intercompany profit                                               163            308           578
 Pension and retirement accruals                                   239            127           390
 Restructure asset and liability reserves                          275            606         1,424
 Accrued liability reserves                                        253            270           252
 Reel-Tech amortization                                            279
 Foreign net operating loss carryforwards                          350            720         1,127
 Alternative minimum tax credit carryforwards                                     275

 Other, net                                                         61             93           119
                                                                ------        -------       -------
                                                                 4,591          4,776         6,313
 Valuation allowance                                            (2,571)        (3,358)       (3,751)
                                                                ------        -------       -------
                                                                $2,020        $ 1,418       $ 2,562
                                                                ------        -------       -------
                                                                ------        -------       -------

Deferred income tax liabilities:

Tax accelerated depreciation and amortization                   $  949        $   798       $ 1,017
Foreign currency translation                                       310            279           307
Other                                                                             138           163
                                                                ------        -------       -------

                                                                $1,259        $ 1,215       $ 1,487
                                                                ------        -------       -------
                                                                ------        -------       -------

The valuation allowance for deferred tax assets decreased $787,000 during the year ended December 28, 1995 due primarily to the partial utilization of the net operating loss carryforwards of foreign subsidiaries and the total utilization of the alternative minimum tax credit carryforwards. The $393,000 decrease in valuation allowance during the year ended December 29, 1994 were mainly related to reversals of temporary differences offset partially by an alternative minimum tax credit carryforward. The net deferred tax assets recorded were limited to temporary differences of $2.2 million at December 28, 1995 and $1.5 million at December 29, 1994, which was determined by the carryback benefit available at the time of their expected reversal. These temporary differences were related primarily to restructure charges becoming tax deductions when paid.

A reconciliation of the Company's effective income tax rate and the U.S. federal tax rate is as follows:

                                                                          YEAR ENDED DECEMBER
                                                              ---------------------------------------
                                                                1995           1994           1993
                                                              ----------     ----------     ---------
 Statutory rate                                                  34.0%          34.0%        (34.0%)
 Foreign Sales Corporation tax benefit                           (4.5%)         (2.7%)        (0.3%)
 State and foreign income tax, net of
   federal income tax benefit                                     1.2%           5.1%          0.4%
 Valuation allowance for deferred assets                        (12.9%)        (10.7%)        28.1%
 Other                                                           (2.0%)          0.6%          0.1%
                                                                ------        -------        ------
                                                                 15.8%          26.3%         (5.7%)
                                                                ------        -------        ------
                                                                ------        -------        ------

The Company has foreign net operating loss ("NOLs") carryforwards of approximately $1,030,000, with the following expirations: $440,000 in 1998 and $590,000 available indefinitely. Deferred tax assets arising from these foreign NOLs are fully provided for in the valuation allowance.


NOTE 11 - GEOGRAPHIC SEGMENT INFORMATION

Data I/O Corporation and its subsidiaries operate predominantly within a single industry segment and offer three major product groups: (1) electronic programming systems used by customers to handle, program, test and mark programmable ICs; (2) semiconductor equipment used to handle, transport and mark integrated circuits; and (3) Electronic Design Automation software used to create designs for programmable ICs. No one customer accounted for more than 10% of the Company's revenues in the years ended December 28, 1995, December 29, 1994 and December 30, 1993. Major operations outside the U.S. include sales subsidiaries in Japan, Germany, Canada and the United Kingdom.

Geographic information for the three years ended December 28, 1995 is presented in the table that follows. Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. As such, U.S. export sales of $22,160,000, $18,522,000 and $22,626,000 in 1995,
1994 and 1993, respectively, have been excluded from U.S. reported net sales. Transfers between geographic areas are made at prices consistent with rules and regulations of governing tax authorities. The profit on transfers between geographic areas is not recognized until sales are made to non-affiliated customers. For purposes of the table below, the profit on the transfers between geographic areas has been shown in operating income in the geographic area where the final sale to non-affiliated customers took place. Certain general corporate expenses are charged to the U.S. segment. Identifiable assets are those assets that can be directly associated with a particular geographic area.




                                                      YEAR ENDED DECEMBER
                                        ----------------------------------------
(IN THOUSANDS)                             1995            1994           1993
                                        ----------      ----------     ---------
Net sales:
        U.S.                              $35,280        $32,930        $33,738
        Europe                             16,555         16,221         15,910
        Other                              14,196         12,327         13,538
                                          -------        -------       --------
                                          $66,031        $61,478        $63,186
                                          -------        -------       --------
                                          -------        -------       --------
Operating income (loss):
        U.S.                               $1,245         $1,235        ($6,847)
        Europe                              2,202          2,012         (2,306)
        Other                               2,081            588           (986)
                                          -------        -------       --------
                                           $5,528         $3,835       ($10,139)
                                          -------        -------       --------
                                          -------        -------       --------

Identifiable assets:
        U.S.                              $35,604        $35,790        $34,638
        Europe                              5,280          4,284          4,626
        Other                               3,892          3,413          3,761
                                          -------        -------       --------
                                          $44,776        $43,487        $43,025
                                          -------        -------       --------
                                          -------        -------       --------

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth unaudited selected quarterly financial data for the Company for 1995 and 1994. Although the Company's business is not seasonal, growth rates of sales and earnings have varied from quarter to quarter as a result of factors such as stocking orders from international distributors, the timing of new product introductions, business acquisitions, and short-term industry and general U.S. and international economic conditions. Information as to any one or more quarters is therefore not necessarily indicative of trends in the Company's business or profitability.


(IN THOUSANDS EXCEPT PER SHARE DATA)                                           1995
                                                    -----------------------------------------------------------
FOR THE QUARTERS ENDED:                              MAR. 30        JUNE 29          SEPT. 28        DEC. 28
                                                    -----------    -----------      ------------    -----------

     Net sales                                         $16,208        $16,126           $15,648        $18,049
     Gross margin                                        8,837          8,803             7,985          9,808
     Net income (loss)                                   1,141          1,189               244          2,187
     Earnings per share:
         Net income (loss)                               $0.15          $0.15             $0.03          $0.28
     Market price per share:
         High                                            $6.00          $9.63            $12.63          $8.88
         Low                                             $4.38          $4.88             $7.63          $6.00


(IN THOUSANDS EXCEPT PER SHARE DATA)                                           1994
                                                    -----------------------------------------------------------
FOR THE QUARTERS ENDED:                              MAR. 31        JUNE 30          SEPT. 29        DEC. 29
                                                    -----------    -----------      ------------    -----------

     Net sales                                         $14,404        $16,131           $15,620        $15,324
     Gross margin                                        7,016          8,772             8,381          8,925
     Net income (loss)                                   (399)            788               797          1,541
     Earnings per share:
         Net income (loss)                             ($0.05)          $0.11             $0.11          $0.20
     Market price per share:
         High                                            $3.62          $3.38             $3.50          $5.75
         Low                                             $2.25          $2.50             $2.63          $3.00

The third quarter of 1995 reflects the charge of $660,000 net of tax for the acquisition of in-process research and development. The fourth quarter of 1995 reflects the $350,000 net of tax reversal of a portion of the restructure accrual. For the first three quarters of 1995, the Company recorded taxes at an effective tax rate of 20%. The effective tax rate in the fourth quarter was 10% due to the reversal of additional valuation allowances.

For the first three quarters of 1994, the Company's effective tax rate reflected building additional valuation allowances for foreign subsidiary losses and tax credits. The effective tax rate in the fourth quarter of 1994 was zero due to the reversal of valuation allowances. The valuation allowances that reversed related primarily to reversals of temporary differences and utilization of foreign loss carryforwards.

Data I/O Corporation's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol DAIO and is quoted in many financial publications, including the WALL STREET JOURNAL. The per share prices reported in the table above are those reported by NASDAQ. The approximate number of stockholders of record at March 1, 1996, was 1,148.

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

None.

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Registrant's directors is set forth under "Election of Directors" in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 14, 1996, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of the Company's year end. Information regarding the Registrant's executive officers is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Registrant".


ITEM 11.  EXECUTIVE COMPENSATION

Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 14, 1996, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." Such Proxy Statement will be filed within 120 days of the Company's year end.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 14, 1996, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Voting Securities and Principal Holders." Such Proxy Statement will be filed within 120 days of the Company's year end.


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


EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

  The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:


  (1)  Amended and Restated 1982 Employee Stock Purchase Plan.  See Exhibit
       10.1.

  (2)  1984 Deferred Compensation Plan.  See Exhibit 10.2.

  (3)  Retirement Plan and Trust Agreement.  See Exhibit 10.13, 10.19, and
       10.26.

  (4)  1985 Stock Option Plan.  See Exhibit 10.3.

  (5)  1984 Future Net Employee Stock Option Plan.  See Exhibit 10.4.

  (6)  Summary of Management Incentive Compensation Plan.  See Exhibit 10.12,
       10.14 and 10.20.

  (7)  Amended and Restated 1983 Stock Appreciation Rights Plan.  See Exhibit
       10.8.

  (8)  Amended and Restated 1986 Stock Option Plan.  See Exhibit 10.9 and
       10.22.

  (9)  Form of Change in Control Agreements.  See Exhibit 10.18.

  (10) 1996 Director Fee Plan.  See Exhibit 10.27.

  (11) Synario Division Proceeds Sharing Plan.  See Exhibit 10.28.

  (12) Letter Agreement with William J. Haydamack.  See Exhibit 10.29


(A)LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT:                        PAGE
                                                                            ----

  (1)  INDEX TO FINANCIAL STATEMENTS:

           Report of Independent Auditors                                    32

           Report of Management                                              32

           Consolidated Statements of Operations for each of the three
           years ended December 28, 1995                                     33

           Consolidated Balance Sheets as of December 28, 1995 and
           December 29, 1994                                                 34

           Consolidated Statements of Cash Flows for each of the three
           years ended December 28, 1995                                     35

           Consolidated Statements of Stockholders' Equity for each of
           the three years ended December 28, 1995                           36

           Notes to Consolidated Financial Statements                        37

  (2)  INDEX TO FINANCIAL STATEMENT SCHEDULES:

           II     Consolidated Valuation and Qualifying Accounts             53


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

           3.2    The Company's Bylaws as amended and restated as of
                  February 21, 1996.                                         61

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


       4   INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
           INDENTURES:

           4.1    Form of Rights Agreement, dated as of March 31, 1988,
                  between the Company and Chemical Mellon Shareholder
                  Services (formerly Chemical Trust Company of California) which includes as Exhibit B thereto the form of Rights Certificate(Incorporated by reference to the Company's Registration Statement Form 8-A filed on April 5, 1988
                  (File No. 0-10394)).                                      N/A


       10  MATERIAL CONTRACTS:

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

           10.5   Business Loan Agreement dated November 25, 1992, with
                  Seattle First National Bank for $8.0 million
                  (Incorporated by reference to Exhibit 10.20 of the
                  Company's 1992 Annual Report on Form 10-K
                  (File No. 0-10394)).                                      N/A

           10.6   Asset Purchase Agreement, dated as of December 31, 1992,
                  by and among Data I/O Corporation, CAD/CAM Group, Inc.,
                  and certain of its shareholders, and an Amendment
                  thereto, dated January 19, 1993 (Incorporated by
                  reference to Exhibit 10.21 of the Company's 1992 Annual
                  Report on Form 10-K  (File No. 0-10394)).                 N/A

           10.7   Software Development Agreement, dated as of
                  January 19, 1993, by and among Data I/O Corporation,
                  Michael J. Mendelsohn and Peter C. Niday  (Incorporated
                  by reference to Exhibit 10.22 of the Company's 1992
                  Annual Report on Form 10-K  (File No. 0-10394)).          N/A

           10.8 Amended and Restated 1983 Stock Appreciation Rights Plan dated February 3, 1993 (Incorporated by reference to
                  Exhibit 10.23 of the Company's 1992 Annual Report on
                  Form 10-K  (File No. 0-10394)).                           N/A

           10.9   Amended and Restated 1986 Stock Option Plan dated
                  February 3, 1993 (Incorporated by reference to
                  Exhibit 10.24 of the Company's 1992 Annual Report
                  on Form 10-K  (File No. 0-10394)).                        N/A

           10.10 Amendment, dated April 30, 1993, to the business loan agreement dated November 25, 1992, with Seattle First National Bank. (Incorporated by reference to
                  Exhibit 10.22 of the Company's 1993 Annual Report on
                  Form 10K (File No. O-10394)).                             N/A

           10.11  Business loan agreement dated February 28, 1994, with
                  Seattle First National Bank for $8.0 million.
                  (Incorporated by reference to Exhibit 10.24 of the
                  Company's 1993 Annual Report on Form 10K
                  (File No. O-10394)).                                      N/A

           10.12 Summary of 1994 Management Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.25 of the
                  Company's 1993 Annual Report on Form 10K
                  (File No. O-10394)).                                      N/A

           10.13  Amended and Restated Retirement Plan and Trust
                  Agreement. (Incorporated by reference to
                  Exhibit 10.26 of the Company's 1993 Annual Report
                  on Form 10K (File No. O-10394)).                          N/A

           10.14 Management Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.16 of the Company's 1994 Annual
                  Report on Form 10K (File No. 0-10394)                     N/A

           10.15  Performance Bonus Plan (Incorporated by reference to
                  Exhibit 10.17 of the Company's 1994 Annual Report on
                  Form 10K (File No. 0-10394)                               N/A

           10.16 Amendment, dated July 22, 1994, to the business loan agreement dated February 28, 1994, with Seattle First National Bank (Incorporated by reference to
                  Exhibit 10.18 of the Company's 1994 Annual Report on
                  Form 10K (File No. 0-10394)                               N/A

           10.17 Amendment, dated November 16, 1994 to the Business Loan Agreement dated February 28, 1994, with Seattle First National Bank (Incorporated by reference to
                  Exhibit 10.19 of the Company's 1994 Annual Report on
                  Form 10K (File No. 0-10394)                              N/A

           10.18 Form of Change in Control Agreements (Incorporated by reference to Exhibit 10.20 of the Company's 1994 Annual
                  Report on Form 10K (File No. 0-10394)                     N/A

           10.19  First Amendment to the Data I/O Tax Deferred Retirement
                  Plan (Incorporated by reference to Exhibit 10.21 of the Company's 1994 Annual Report on Form 10K
                  (File No. 0-10394)                                        N/A

           10.20  Amended and Restated Management Incentive Compensation
                  Plan dated January 1, 1996                                 72

           10.21  Amended and Restated Performance Bonus Plan dated
                  January 1, 1996                                            78

           10.22  Amended and Restated 1986 Stock Option Plan dated
                  February 22, 1995                                          84

           10.23  Business Loan Agreement dated May 12, 1995, with
                  Seattle First National Bank for $8.0 million               92

           10.24  Asset Purchase Agreement dated as of August 31, 1995 among Reel-Tech, Inc., an Indiana corporation, Norris R. Hall, Douglas R. Hall, and Reel-Tech, Inc., a Washington corporation, a wholly owned subsidiary of Data I/O Corporation (Incorporated by reference to Exhibit 2.1 of
                  to the Company's Form 8-K Report dated November 6, 1995   N/A

           10.25 Escrow Agreement dated as of August 31, 1995, among Reel-Tech, Inc., a Washington corporation, Reel-Tech,
                  Inc., an Indiana corporation, and Seattle First
                  National Bank (Incorporated by reference to Exhibit 2.2
                  of to the Company's Form 8-K Report dated
                  November 6, 1995                                          N/A

           10.26  Second Amendment to the Data I/O Tax Deferred Retirement
                  Plan                                                      104

           10.27  Data I/O Corporation 1996 Director Fee Plan               105

           10.28 Synario Division Proceeds Sharing Plan (Confidential treatment has been requested for certain portions of
                  this exhibit)                                             108

           10.29  Letter Agreement with William J. Haydamack
                  (Confidential treatment has been requested for certain
                  portions of this exhibit)                                 112

       11  STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE                  54


       22  SUBSIDIARIES OF THE REGISTRANT                                    55


       24  INDEPENDENT AUDITORS' CONSENT                                     56


(B)    FORM 8-K:

A report on Form 8-K dated November 6, 1995, was filed relating to the acquisition of the assets of Reel-Tech, Inc.

                                 DATA I/O CORPORATION

                    CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


                           ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                                                    COLLECTION
                                                    CHARGED/            OF
                                                   (CREDITED)        ACCOUNTS
                                  BALANCE AT        TO COSTS        PREVIOUSLY       ACCOUNTS       BALANCE AT
                                   BEGINNING           AND            WRITTEN         WRITTEN         END OF
 YEAR ENDED                        OF PERIOD        EXPENSES            OFF            OFF            PERIOD
------------------------------   --------------   --------------   --------------   ------------   --------------
(IN THOUSANDS)

December 30, 1993:                    $366            $32               $14           ($80)            $332
                                 --------------   --------------   --------------   ------------   --------------
                                 --------------   --------------   --------------   ------------   --------------

December 29, 1994:                    $332            $ 4               $12           ($71)            $277
                                 --------------   --------------   --------------   ------------   --------------
                                 --------------   --------------   --------------   ------------   --------------

December 28, 1995:                    $277            $55               $12           ($33)            $311
                                 --------------   --------------   --------------   ------------   --------------
                                 --------------   --------------   --------------   ------------   --------------

                                      EXHIBIT 11

                                 DATA I/O CORPORATION

                          COMPUTATION OF EARNINGS PER SHARE


Earnings per share reported in Form 10-K for the three years ended December 28, 1995 are based on the following (in thousands):



PRIMARY AND FULLY DILUTED:                               1995             1994             1993
-------------------------------------------------     ------------     ------------     ------------
Weighted Average Shares Outstanding                       7,514            7,354            7,170

Dilutive Effect of Stock Options                            365               66
                                                      ------------     ------------     ------------

Weighted Average Common and Equivalent
    Shares Outstanding                                    7,879            7,420            7,170
                                                      ------------     ------------     ------------
                                                      ------------     ------------     ------------

                                      EXHIBIT 22
                                 DATA I/O CORPORATION
                            SUBSIDIARIES OF THE REGISTRANT

The following table indicates the name, jurisdiction of incorporation and basis of ownership of each of the Company's subsidiaries:

                                           STATE OR        PERCENTAGE
                                          JURISDICTION      OF VOTING
                                              OF            SECURITIES
NAME OF SUBSIDIARY                        ORGANIZATION        OWNED
------------------                        ------------      ----------
Data I/O Japan Company, Limited               Japan            100%

Data I/O International, Inc.               Washington          100%

Data I/O European Operations GmbH            Germany           100%

Data I/O FSC International, Inc.         Territory of Guam     100%

Data I/O Canada Corporation                   Canada           100%

Data I/O  GmbH                                Germany          100%

Data I/O Limited                         United Kingdom        100%

Reel-Tech, Inc.                             Washington         100%



                                      EXHIBIT 24


-------------------------------------------------------------------------------
                CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
-------------------------------------------------------------------------------


Board of Directors and Stockholders
Data I/O Corporation


We consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 33-2254, 33-3958, 33-26472, 33-42010, 33-54422, 33-66824 and
33-95608) of our report dated February 7, 1996, with respect to the consolidated financial statements and schedule of Data I/O Corporation included in the Annual Report (Form 10-K) for the year ended December 28, 1995.


                                                       //S// ERNST & YOUNG  LLP
                                                       ------------------------
                                                             ERNST & YOUNG  LLP


Seattle, Washington
March 19, 1996

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 DATA I/O CORPORATION
                                                      (REGISTRANT)

DATED:   March 7, 1996                           By: //S//STEVEN M. GORDON
                                                     ----------------------
                                                      Steven M. Gordon
                                                      Vice President
                                                 Finance and Administration
                                                  Chief Financial Officer
                                                 Chief Accounting Officer
                                                  Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 7, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.


    NAME                                         TITLE

    By: //S//WILLIAM C. ERXLEBEN
        ------------------------                 President
         William C. Erxleben                     Chief Executive Officer
                                                 Director

    By: //S//W. HUNTER SIMPSON
        ------------------------                 Director
         W. Hunter Simpson


    By: //S//DONALD R. STENQUIST
        ------------------------                 Director
         Donald R. Stenquist


    By: //S//MILTON F. ZEUTSCHEL
        ------------------------                 Director
         Milton F. Zeutschel


    By: //S//FRANCES M. CONLEY
        ------------------------                   Director
         Frances M. Conley


                                                 EXHIBITS INDEX

 EXHIBIT NUMBER                                 TITLE                                          PAGE NUMBER
----------------   -----------------------------------------------------------------------   ---------------
         3  ARTICLES OF INCORPORATION:

            3.1    The Company's restated Articles of Incorporation filed November 2, 1987
                   (Incorporated by reference to Exhibit 3.1 to the Company's 1987 Annual
                   Report on Form 10-K  (File No. 0-10394)).                                     N/A

            3.2    The Company's Bylaws as amended and restated as of February 21, 1996.          61

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


         4 INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES:

            4.1    Form of Rights Agreement, dated as of March 31, 1988, between the
                   Company and Chemical Mellon Shareholder Services (formerly
                   Chemical Trust Company of California) which includes as Exhibit B thereto the form of Rights Certificate (Incorporated by reference to the Company's Registration Statement Form 8-A filed on April 5, 1988
                   (File No. 0-10394)).                                                          N/A


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

            10.5   Business Loan Agreement dated November 25, 1992, with Seattle First
                   National Bank for $8.0 million (Incorporated by reference to Exhibit
                   10.20 of the Company's 1992 Annual Report on Form 10-K
                   (File No. 0-10394)).                                                          N/A

            10.6   Asset Purchase Agreement, dated as of December 31, 1992, by and among
                   Data I/O Corporation, CAD/CAM Group, Inc., and certain of its shareholders, and an Amendment thereto, dated January 19, 1993
                   (Incorporated by reference to Exhibit 10.21 of the Company's 1992
                   Annual Report on Form 10-K  (File No. 0-10394)).                              N/A

            10.7   Software Development Agreement, dated as of January 19, 1993, by and among Data I/O Corporation, Michael J. Mendelsohn and Peter C. Niday
                   (Incorporated by reference to Exhibit 10.22 of the Company's 1992
                   Annual Report on Form 10-K  (File No. 0-10394)).                              N/A





            10.8   Amended and Restated 1983 Stock Appreciation Rights Plan dated February
                   3, 1993 (Incorporated by reference to Exhibit 10.23 of the Company's
                   1992 Annual Report on Form 10-K  (File No. 0-10394)).                         N/A

            10.9   Amended and Restated 1986 Stock Option Plan dated February 3, 1993
                   (Incorporated by reference to Exhibit 10.24 of the Company's 1992
                   Annual Report on Form 10-K  (File No. 0-10394)).                              N/A


            10.10  Amendment, dated April 30, 1993, to the business loan agreement dated
                   November 25, 1992, with Seattle First National Bank.  (Incorporated by reference to Exhibit 10.22 of the Company's 1993 Annual Report on Form
                   10K (File No. O-10394)).                                                      N/A

            10.11  Business loan agreement dated February 28, 1994, with Seattle First
                   National Bank for $8.0 million.  (Incorporated by reference to Exhibit
                   10.24 of the Company's 1993 Annual Report on Form 10K
                   (File No. O-10394)).                                                          N/A

            10.12  Summary of 1994 Management Incentive Compensation Plan. (Incorporated
                   by reference to Exhibit 10.25 of the Company's 1993 Annual Report on
                   Form 10K (File No. O-10394)).                                                 N/A

            10.13  Amended and Restated Retirement Plan and Trust Agreement. (Incorporated
                   by reference to Exhibit 10.26 of the Company's 1993 Annual Report on
                   Form 10K (File No. O-10394)).                                                 N/A

            10.14  Management Incentive Compensation Plan. (Incorporated by reference to
                   Exhibit 10.16 of the Company's 1994 Annual Report on Form 10K
                   (File No. 0-10394)                                                            N/A

            10.15  Performance Bonus Plan (Incorporated by reference to Exhibit 10.17 of
                   the Company's 1994 Annual Report on Form 10K (File No. 0-10394)               N/A

            10.16  Amendment, dated July 22, 1994, to the business loan agreement dated
                   February 28, 1994, with Seattle First National Bank (Incorporated by reference to Exhibit 10.18 of the Company's 1994 Annual Report on Form
                   10K (File No. 0-10394)                                                        N/A

            10.17  Amendment, dated November 16, 1994 to the Business Loan Agreement dated
                   February 28, 1994, with Seattle First National Bank (Incorporated by reference to Exhibit 10.19 of the Company's 1994 Annual Report on Form
                   10K (File No. 0-10394)                                                        N/A

            10.18  Form of Change in Control Agreements (Incorporated by reference to
                   Exhibit 10.20 of the Company's 1994 Annual Report on Form 10K
                   (File No. 0-10394)                                                            N/A

            10.19  First Amendment to the Data I/O Tax Deferred Retirement Plan
                   (Incorporated by reference to Exhibit 10.21 of the Company's 1994
                   Annual Report on Form 10K (File No. 0-10394)                                  N/A

            10.20  Amended and Restated Management Incentive Compensation Plan dated
                   January 1, 1996                                                                72

            10.21  Amended and Restated Performance Bonus Plan dated January 1, 1996              78





            10.22  Amended and Restated 1986 Stock Option Plan dated February 22, 1995            84

            10.23  Business Loan Agreement dated May 12, 1995, with Seattle First National
                   Bank for $8.0 million                                                          92

            10.24  Asset Purchase Agreement dated as of August 31, 1995 among Reel-Tech,
                   Inc., an Indiana corporation, Norris R. Hall, Douglas R. Hall, and
                   Reel-Tech, Inc., a Washington corporation, a wholly owned subsidiary of
                   Data I/O Corporation (Incorporated by reference to Exhibit 2.1 of to the
                   Company's Form 8-K Report dated November 6, 1995                              N/A

            10.25  Escrow Agreement dated as of August 31, 1995, among Reel-Tech, Inc., a
                   Washington corporation, Reel-Tech, Inc., an Indiana corporation, and
                   Seattle First National Bank (Incorporated by reference to Exhibit 2.2
                   of to the Company's Form 8-K Report dated November 6, 1995                    N/A

            10.26  Second Amendment to the Data I/O Tax Deferred Retirement Plan                 104

            10.27  Data I/O Corporation 1996 Director Fee Plan                                   105

            10.28  Synario Division Proceeds Sharing Plan (Confidential treatment has been
                   requested for certain portions of this exhibit)                               108

            10.29  Letter Agreement with William J. Haydamack (Confidential treatment has
                   been requested for certain portions of this exhibit)                          112
