Form 10-Q
period 1996-03-28
DATA I/O CORP
filed 1996-05-13
CIK 351998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the quarter ended MARCH 28, 1996     Commission File No. 0-10394



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

   6,981,416 shares of no par value Common Stock outstanding as of May 1, 1996


                             Page 1 of 16
                      Exhibit Index on Page 16

                              DATA I/O CORPORATION

                                   FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 28, 1996

                                    INDEX


PART I - FINANCIAL INFORMATION                                      PAGE
                                                                    ----
  Item 1.  Financial Statements (unaudited)                          3

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       7



PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings                                        13

  Item 2.  Changes in Securities                                    13

  Item 3.  Defaults Upon Senior Securities                          13

  Item 4.  Submission of Matters to a Vote of Security Holders      13

  Item 5.  Other Information                                        13

  Item 6.  Exhibits and Reports on Form 8-K                         13



Signatures                                                          14

Exhibit Index                                                       16

Exhibit 11                                                          16

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                DATA I/O CORPORATION

                             CONSOLIDATED BALANCE SHEETS


                                                                        Mar. 28,           Dec. 28,
                                                                          1996               1995
                                                                       -----------         ---------
 (in thousands, except share data)                                     (unaudited)          (note 1)
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                                              $ 4,273             $4,496
   Trade accounts receivable, less allowance
    for doubtful accounts of $322 and $311                                 11,072             13,115
   Inventories                                                              9,311              8,539
   Deferred income taxes                                                      748                976
   Other current assets                                                       829                893
                                                                       -----------         ---------
    TOTAL CURRENT ASSETS                                                   26,233             28,019

 Land held for sale                                                         2,112              2,095
 Property, plant and equipment - net                                       10,160             10,240
 Other assets                                                               4,092              4,422
                                                                       -----------         ---------
    TOTAL ASSETS                                                          $42,597            $44,776
                                                                       -----------         ---------
                                                                       -----------         ---------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable                                                       $ 2,340            $ 2,071
   Accrued compensation                                                     2,954              3,612
   Deferred revenue                                                         5,512              5,436
   Other accrued liabilities                                                2,836              2,672
   Accrued costs of business restructuring                                    546                965
   Income taxes payable                                                       201              1,141
   Notes payable                                                              113                117
                                                                       -----------         ---------
    TOTAL CURRENT LIABILITIES                                              14,502             16,014

 LONG TERM DEBT                                                             1,500              1,500
 LONG TERM OTHER PAYABLES                                                   1,130              1,117
 DEFERRED INCOME TAXES                                                        447                216
 STOCKHOLDERS' EQUITY:
   Preferred stock -
    Authorized, 5,000,000 shares, including
      200,000 shares of Series A Junior Participating
    Issued and outstanding, none
   Common stock, at stated value -
    Authorized, 30,000,000 shares
    Issued and outstanding, 6,970,166
      and 7,083,825 shares, respectively                                   16,566             17,528
   Retained earnings                                                        8,008              7,946
   Currency translation adjustments                                           444                455
                                                                       -----------         ---------
    TOTAL STOCKHOLDERS' EQUITY                                             25,018             25,929
                                                                       -----------         ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $42,597            $44,776
                                                                       -----------         ---------
                                                                       -----------         ---------


See notes to consolidated financial statements

                             DATA I/O CORPORATION

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                                                                Mar. 28,        Mar. 30,
 FOR THE QUARTERS ENDED                                           1996           1995
                                                               ---------        --------
 (in thousands, except per share data)

 Net sales                                                      $15,656         $16,208
 Cost of goods sold                                               8,105           7,371
                                                               ---------        --------
   Gross margin                                                   7,551           8,837

 Operating expenses:
  Research and development                                        2,465           2,334
  Selling, general and administrative                             5,014           5,104
                                                               ---------        --------
    Total operating expenses                                      7,479           7,438
                                                               ---------        --------
    Operating income                                                 72           1,399

 Non-operating (income) expense:
  Interest income                                                   (63)            (99)
  Interest expense                                                   54              62
  Foreign currency exchange                                          (2)              2
                                                               ---------        --------
    Total non-operating (income) expense                            (11)            (35)
                                                               ---------        --------
 Income before taxes                                                 83           1,434

 Income tax expense                                                  21             293
                                                               ---------        --------
 Net income                                                         $62          $1,141
                                                               ---------        --------
                                                               ---------        --------

 Earnings per share:
  Net income                                                      $0.01           $0.15
                                                               ---------        --------
                                                               ---------        --------

 Weighted average shares outstanding                              7,325           7,763
                                                               ---------        --------
                                                               ---------        --------


 See notes to consolidated financial statements.

                            DATA I/O CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (UNAUDITED)


                                                             Mar. 28,          Mar. 30,
                                                              1996               1995
                                                           ----------         ---------
 (in thousands)
 OPERATING ACTIVITIES:
   Net income                                                   $62             $1,141
   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                             1,018              1,058
    Deferred income taxes and tax refunds                      (480)               365
    Deferred revenue                                             75                293
    Changes in current items other
    than cash and cash equivalents:
      Trade accounts receivable                               2,040             (1,792)
      Inventories                                              (772)              (615)
      Other current assets                                       63                 56
      Accounts payable and accrued liabilities                 (213)               773
      Business restructure                                     (419)               (51)
                                                           ----------         ---------
   Net cash provided by operating activities                  1,374              1,228

 INVESTING ACTIVITIES:
   Additions to property, plant and equipment                  (629)              (673)
   Additions to other assets                                                      (222)
                                                           ----------         ---------
    Cash used for investing activities                         (629)              (895)

 FINANCING ACTIVITIES:
   Additions to (repayment of) notes payable                     (4)               758
   Sale of common stock                                         154                166
      Repurchase of common stock                             (1,433)
   Proceeds from exercise of stock options                      317                 24
                                                           ----------         ---------
    Cash provided by (used for) financing activities           (966)               948
                                                           ----------         ---------
 Increase (decrease) in cash and cash equivalents              (221)             1,281

 Effects of exchange rate changes on cash                        (2)               (13)
 Cash and cash equivalents - Beginning of quarter             4,496              7,279
                                                           ----------         ---------
 Cash and cash equivalents - End of quarter                  $4,273             $8,547
                                                           ----------         ---------
                                                           ----------         ---------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                                     $16                $51
   Income taxes                                                $434                $11



 See notes to consolidated financial statements.

                            DATA I/O CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

The financial statements as of March 28, 1996 and March 30, 1995, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 28, 1995 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended March 28, 1996 are not necessarily indicative of the results that may be expected for the year ending December 26, 1996. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 28, 1995.

NOTE 2 - CLASSIFICATIONS

Certain prior period's balances have been reclassified to conform to the presentation used in the current period.

NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):


                                     Mar. 28,       Dec. 28,
                                      1996            1995
                                    ---------      ----------
     Raw material                    $4,882          $ 4,839
     Work-in-process                  2,342            2,125
     Finished goods                   2,087            1,575
                                    ---------      ----------
                                     $9,311          $ 8,539
                                    ---------      ----------
                                    ---------      ----------

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                     Mar. 28,       Dec. 28,
                                       1996           1995
                                    ---------      ----------
     Land                             $   910        $   910
     Building and improvements          7,545          7,539
     Equipment                         22,474         22,329
                                    ---------      ----------
                                       30,778         30,929
     Less accumulated depreciation     20,769         20,538
                                    ---------      ----------
                                      $10,160        $10,240
                                    ---------      ----------
                                    ---------      ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


AGREEMENT TO PURCHASE MINORITY INTEREST IN BUSINESS

On April 25, 1996 the Company announced it has reached an agreement in principle to purchase a substantial minority interest in Needham's Electronics and to enter into a worldwide distribution agreement for Needham's Electronics' programmer products. Completion of the minority investment and creation of the distribution rights are subject to negotiation of definitive agreements and satisfaction of certain conditions, which the Company plans to complete during the second quarter of 1996.

SHARE REPURCHASE PROGRAM

The Company announced on October 27, 1995 a share repurchase program which authorized the Company to repurchase up to 7.5% (approximately 570,000 shares) of its outstanding shares of common stock. On February 21, 1996 the Company announced an extension of the share repurchase program. The extension authorized the Company to repurchase up to an additional 8% (approximately 570,000 shares) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Purchases may commence or be discontinued at any time. At May 7, 1996, March 28, 1996 and December 28, 1995 the Company had repurchased 978,700, 760,700 and 562,400 shares at a total cost of approximately $6.9 million, $5.6 million and $4.1 million, respectively.

FORWARD-LOOKING STATEMENTS

Although most of the information contained in this report is historical, certain of the statements contain forward-looking information. To the extent these statements express or imply, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items, sell-through or backlog, forecasts of demand or market trends for the Company's various product categories and for the industries in which the Company operates or any other guidance on future periods, these statements are forward-looking and involve matters which are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Readers of this report should consider, along with other relevant information, the risk factors identified by the Company under the caption "Risk Factors" in Item 1 and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 28, 1995, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

PROPERTY FOR SALE

The Company has listed its entire Redmond headquarters property as available for sale for $14.6 million with long-term lease back provisions on the building.

RESTRUCTURE PROGRESS

During the fourth quarter of 1993, the Company recorded a pretax charge of $6.1 million related to the restructure of its sales and distribution channels, downsizing its operations to a level consistent with anticipated lower sales and product margins, and to consolidate and outsource certain manufacturing processes. The purpose of the restructure was primarily to reduce expenses and significantly lower the Company's break-even point in reaction to reduced sales and gross margins in 1993. Additionally, the Company made several strategic changes to its sales and distribution channels to better align distribution of the Company's current and anticipated future products to their markets and customers. The general downsizing of operations and restructure of the sales and distribution system were substantially completed in 1994. The Company began implementation of the planned changes to its manufacturing processes in 1994 for completion in 1997. The manufacturing consolidation and relocation project was completed in the first quarter of 1996, and the outsourcing of certain manufacturing processes is scheduled to be completed in 1997.

Of the original restructuring charge, approximately $965,000 remained as an accrued liability at December 28, 1995. At March 28, 1996, the remaining accrued liability was approximately $546,000. The reduction during the first quarter of 1996 related primarily to implementation of changes in manufacturing processes, facility consolidation and abandoned office space lease payments.

As of March 28, 1996, the Company's restructuring has proceeded approximately as planned. No significant changes were made to the Company's restructuring plans during the first quarter of 1996. The relocation to Redmond, Washington of the Company's Anaheim, California manufacturing operations was completed during the first quarter.

RESULTS OF OPERATIONS


NET SALES

(in thousands)

                         First Quarter                First Quarter
                              1996         Change          1995
                         -------------  ------------- -------------
Net sales                   $15,656        (3.4%)         $16,208
                         -------------  ------------- -------------

Net sales decreased 3.4% in the first quarter of 1996 compared to 1995, with U.S. sales decreasing 11% and international sales increasing 6.3%. Orders in the first quarter of 1996 declined approximately 17% to $14.9 million, compared with $17.9 million in 1995. Sales of the Company's Programming Systems products decreased 11.5% compared to the first quarter of 1995. Partially offsetting this decline was a 14% increase in sales in the Synario Design Automation Division. In addition, the Semiconductor Equipment Division, obtained as part of the Reel-Tech acquisition in August of 1995, contributed incremental sales growth of approximately $1 million. The strengthening U.S. Dollar versus the Japanese Yen and the German Mark also contributed to the decline in sales for the first quarter.

During the first quarter of 1996, net sales for the Company's non-automated programming systems declined by $3.8 million or 38% compared to 1995. Orders for non-automated programming systems declined 15% compared to the first quarter of 1995. The Company believes these decreases were primarily due to the slowdown in electronics consumer goods manufacturing capital spending in the United States and Europe which reduced the demand for the Company's programming systems. In addition, the Company believes the declines also reflect the continuing market shift away from the Company's traditional line of higher-priced IC programmers for the engineering market toward lower-priced project specific programmers.

The Company believes the market shift toward lower-priced IC programmers has been caused in part by advances in semiconductor processing technology that have lowered the barriers to entry in the programmer business over the last several years. This has caused new market entrants to appear regularly, each trying to carve out a niche. New entrants cause downward price pressure, and each cycle of new competitors lowers the acceptable price of a conventional IC programmer in the customer's view. In addition, the Company believes that technological improvements in personal computers and design software tools have caused a shift in the demand for IC design tools by engineering design teams away from hardware tools in favor of increased software design tools. These industry changes had, and are continuing to have, an adverse effect on the Company's IC programmer sales and gross margins, especially since the Company's products historically have been oriented toward hardware tools and, within hardware tools, toward higher-priced IC programmers. However, the Company believes these trends are creating and will continue to generate increased sales for its newer products including ChipLab, 2700 and Synario.

Sales of the Company's ProMaster line of automated handling systems for the manufacturing environment increased by approximately 13% for the first quarter of 1996 compared to the first quarter of 1995. A market shift in the ProMaster product mix toward higher-priced models contributed to the sales increase. Automated handling systems accounted for approximately 29% of total revenues during the first quarter compared with 25% for the first quarter of 1995. Orders for the ProMaster line decreased 42% compared to the first quarter of 1995. The Company believes this decrease was primarily due to the slowdown in electronics consumer goods manufacturing capital spending in the United States and Europe during the first quarter, and greater use of in-circuit programming by ATE testers in some very high-volume manufacturing applications.

The Company believes the increase in sales of the Company's ProMaster products reflects the expanded use of programmable integrated circuits in the mid- to high-volume manufacturing environment. The Company believes that in the electronic manufacturing market, the proliferation of hard-to-handle surface-mount packages in a variety of types is causing a worldwide trend toward automation and integration of manufacturing processes. Although, during the first quarter orders have slowed due to what the Company believes is the soft capital spending market, the Company still feels that its line of automated handling systems is well positioned to capitalize on the trend toward automation and integration of manufacturing processes.

Sales of the Company's Programming Systems software products decreased by 48% in the first quarter of 1996 compared to 1995. The Company's older software design tool, ABEL, declined due to competitive pricing pressures and product aging.

First quarter sales and orders of the Company's Semiconductor Equipment products, acquired as part of the Reel-Tech acquisition, were approximately $1 million. The Company believes the market for semiconductor equipment has experienced strong growth as semiconductor manufacturers have expanded capacity in response to increased demand for ICs. The Company is in the process of expanding its personnel, space and systems to meet expected demand for its semiconductor equipment. The Company believes that if this strong demand continues and the Company executes well in integrating the Reel-Tech acquisition, the Company's Semiconductor Equipment products may provide a significant revenue growth opportunity. Due to the cyclical nature of demand for ICs, the activities of competitors and other factors, there can be no assurance that strong demand for this equipment will continue.

Partially offsetting the increase in international sales was the negative impact of foreign currency exchange rate changes. These changes reduced sales by approximately $360,000 during the first quarter of 1996 compared to 1995, which was due primarily to rate changes for the German Mark and the Japanese Yen. International sales were 48% of total net sales for the first quarter of 1996 compared to 44% of total net sales in the first quarter of 1995.

GROSS MARGIN

(in thousands)            First Quarter                First Quarter
                             1996          Change          1995
                         -------------  ------------- -------------
Gross Margin                 $7,551      (14.5%)        $8,837
Percentage of net sales       48.2%                      54.5%
                         -------------  ------------- -------------

Gross margin for the first quarter of 1996 decreased compared to the first quarter of 1995 due primarily to lower volumes, lower product margins and increases in inventory reserves. The relatively high fixed component of cost of goods sold causes any swing in total volume to have a significant impact on gross margin. The shift in mix of product revenues from software to hardware and from higher-priced and higher-margin non-automated programming systems to the lower-priced alternatives has lowered the overall product gross margins. In addition, the gross margin on the ProMaster 9500 was below that of the Company's traditional handlers due to higher material and labor costs. The Company expects these costs to decline in future periods due to anticipated improvements in the proficiency of manufacturing and service personnel in building and servicing the ProMaster 9500 as a result of the Reel-Tech acquisition in August 1995. Additionally, the Company completed the relocation of its Anaheim manufacturing facility to its Redmond headquarters and expects labor and overhead costs to decline in future quarters as a result of this consolidation.

RESEARCH AND DEVELOPMENT


(in thousands)             First Quarter              First Quarter
                              1996         Change        1995
                         -------------  ------------- -------------
Research and development      $2,465        5.6%        $2,334
Percentage of net sales        15.7%                     14.4%
                         -------------  ------------- -------------

The increase in research and development spending compared to the first quarter of 1995 is primarily due to increased compensation and personnel costs, as well as the addition of the Semiconductor Equipment division obtained as part of the Reel-Tech acquisition in August 1995. The Company expects to continue its significant investment in research and development activities.

The Company believes it is essential to invest in research and development to support its existing products and to create new products as markets develop and technologies change. The Company is focusing its research and development efforts in its strategic growth markets, namely automated handling systems for the manufacturing environment, Windows-based EDA software design tools, lower-priced IC programmers and semiconductor equipment.

SELLING, GENERAL AND ADMINISTRATIVE

(in thousands)                       First Quarter               First Quarter
                                        1996           Change        1995
                                    -------------  ------------- -------------
Selling, general & administrative        $5,014        (1.8%)        $5,104
Percentage of net sales                   32.0%                       31.5%
                                    -------------  ------------- -------------

The decrease in selling, general and administrative expenditures in the first quarter of 1996 is due primarily to lower sales commissions due to the lower volume of sales during the quarter and lower performance bonuses and incentive compensation. In addition, the increased value of the U.S. Dollar versus the Japanese Yen and German Mark also contributed to the decrease in expenditures during the quarter. These reductions were partially offset by increased personnel costs and increased marketing and promotion expenditures.

INTEREST

(in thousands)     First Quarter               First Quarter
                      1996          Change        1995
                  -------------  ------------- -------------
Interest income        $63         (36.4%)         $99
Interest expense       $54         (12.9%)         $62
                  -------------  ------------- -------------

Net interest income decreased during the first quarter of 1996 compared with 1995, primarily due to a decrease in the average level of funds available for investment as a result of the Company's share repurchase program. Interest rates were also slightly lower during the first quarter of 1996 compared to 1995.

INCOME TAXES


(in thousands)       First Quarter               First Quarter
                         1996         Change       1995
                    -------------  ------------- -------------
Income taxes              $21        (92.8%)         $293
Effective tax rate        25.3%                      20.4%
                    -------------  ------------- -------------

The Company's effective tax rate for the first quarter of 1996 differed from the statutory 34% tax rate primarily due to the benefits related to the foreign sales corporation. Tax valuation reserves increased by approximately $100,000 during the quarter. The Company has valuation reserves of $2.7 million that may reverse as the Company records income. The Company believes the potential reversal of these valuation reserves may substantially reduce its effective tax rate from the statutory rate during the balance of 1996.

NET INCOME AND EARNINGS PER SHARE


(in thousands)         First Quarter                First Quarter
                            1996          Change        1995
                       -------------  ------------- -------------
Net income                   $62        (94.6%)       $1,141
Earnings per share          $0.01       (93.3%)        $0.15
                       -------------  ------------- -------------

The decrease in net income and earnings per share compared with the first quarter of 1995 is primarily due to decreased sales volume, a lower gross margin percentage, and increased research and development expenses.

INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Historically, the Company has been able to offset the impact of inflation through efficiency increases and price adjustments. Increasing price competition, especially in IC programmers, is currently diminishing and may continue to diminish the Company's ability to offset the impacts of inflation in the future.

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary's local currency and translated into U.S. dollar amounts at average rates of exchange during the year. To date the foreign currency rate changes have not significantly impacted the Company's profitability. This is because approximately only one-third of the Company's sales are made by foreign subsidiaries and independent currency fluctuations tend to minimize the effect of any individual currency exchange fluctuations, and the effect of individual rate changes on sales and expenses tend to offset each other. Additionally, the Company hedges its foreign currency exposure on the sales of inventory and certain loans to its foreign subsidiaries through the use of foreign exchange contracts.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

                              March 28,                   Dec. 28,
                                1996          Change       1995
                           -------------  ------------- -------------
Working capital               $11,731          ($274)      $12,005
Total debt                     $1,613            ($4)       $1,617
                           -------------  ------------- -------------

Working capital decreased during the first quarter of 1996 primarily due to funds used to repurchase common stock as discussed above. This decrease was partially offset by funds provided by operations.

The Company's trade accounts receivable decreased by approximately $2 million during the first quarter. This decrease was primarily due to decreased sales volume during the first quarter of 1996. The Company increased its inventory level by approximately $772,000 during the first quarter. This increase was primarily to support anticipated growth in the Semiconductor Equipment products as well as to provide a level of safety stock during the Anaheim factory relocation which was completed in March 1996. The Company reduced its accrued expenses primarily due to payments of approximately $419,000 of restructure related accruals and payments of 1995 incentive compensation, contributions to the Company's employee retirement savings plan and payments of 1995 income taxes. Funding for these changes was provided primarily by operations and approximately $471,000 in stock sale proceeds under the Company's employee stock benefit plans.

As of March 28, 1996, the Company had total debt of $1.6 million or approximately 6% of its $25 million in equity. Of this debt, $1.5 million is a note payable due in 1998 for the balance of the purchase price of the CAD/CAM Group. The remaining $113,000 is current debt, consisting entirely of borrowings on the Company's $1.5 million foreign line of credit. No borrowings were outstanding under the Company's $8.0 million U.S. line of credit.

The U.S. line of credit matures May 31, 1996. The foreign line of credit matures in August 1996. Historically, these credit lines have been structured as short-term and have been renewed on their maturity dates. The Company currently expects to be able to renew these lines of credit on maturity under substantially the same terms as those presently in place.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1996 will be approximately $1.5 million. Such expenditures are currently expected to be funded from internally generated funds and, if necessary, borrowings under the Company's existing credit lines. Although the Company fully expects that such expenditures will be made, it has purchase commitments for only a small portion of this amount.

At March 28, 1996, the Company's material short-term unused sources of liquidity consisted of approximately $4.3 million in cash and cash equivalents, available borrowings of $8.0 million under its U.S. line of credit and available borrowings of approximately $1.4 million under its foreign line of credit. The Company believes that cash, cash flow from operations and borrowings available under its U.S. and foreign lines of credit will be sufficient to fund working capital needs, service existing debt, finance planned capital expenditures, fund the Company's share repurchase program, fund its remaining restructure accrued liabilities, fund the minority investment in Needham's Electronics and fund the Reel-Tech contingent payment obligations. In addition, if the Company is successful in selling its property held for sale, additional capital will be available.

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

DATED:   May 7, 1996



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

                                EXHIBIT INDEX


Exhibit                 Title                                      Page
Number                                                             Number
- -------  -----------------------------------------------------  -----------

  11     Statement Regarding Computation of Earnings per Share       16

                                  EXHIBIT 11

                            DATA I/O CORPORATION

                     COMPUTATION OF EARNINGS PER SHARE




Earnings per share reported in Form 10-Q for the quarters ended March 28, 1996, and March 30, 1995 are based on the following (in thousands):


                                               Mar. 28,      Mar. 30,
                                                 1996          1995
                                               --------      --------
Primary and fully diluted:
Weighted Average Shares Outstanding              7,053         7,473

Dilutive Effect of Stock Options                   272           290
                                               --------      --------

Weighted Average Common and
Equivalent Shares Outstanding                    7,325         7,763
                                               --------      --------
                                               --------      --------