Form 10-Q/A
period 1996-03-28
DATA I/O CORP
filed 1996-07-03
CIK 351998

- --------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)


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

- --------------------------------------------------------------------------------

                                  Page 1 of 14
                                   No Exhibits

                              DATA I/O CORPORATION

                                   FORM 10-Q/A
                                (Amendment No. 1)
                      FOR THE QUARTER ENDED MARCH 28, 1996

                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE

     Item 1.   Financial Statements (unaudited)                              N/A

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations (as
               originally filed)                                              3

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations (as amended)                         8



PART II - OTHER INFORMATION

  Item 1. Legal Proceedings                                                  N/A

  Item 2. Changes in Securities                                              N/A

  Item 3. Defaults Upon Senior Securities                                    N/A

  Item 4. Submission of Matters to a Vote of Security Holders                N/A

  Item 5. Other Information                                                  N/A

  Item 6. Exhibits and Reports on Form 8-K                                   N/A



Signatures                                                                    14

Exhibit Index                                                                N/A

Exhibit 11                                                                   N/A

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS ORIGINALLY FILED)

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


RESULTS OF OPERATIONS
- ---------------------

NET SALES
(in thousands)                           First Quarter            First Quarter
                                             1996        Change        1995
- --------------------------------------------------------------------------------
 Net sales                                 $15,656       (3.4%)       $16,208
- --------------------------------------------------------------------------------


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


GROSS MARGIN

(in thousands)                   First Quarter                   First Quarter
                                     1996            Change          1995
- --------------------------------------------------------------------------------
Gross Margin                        $7,551           (14.5%)       $8,837
Percentage of net sales               48.2%                          54.5%
- --------------------------------------------------------------------------------


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


RESEARCH AND DEVELOPMENT

(in thousands)                          First Quarter             First Quarter
                                           1996         Change         1995
- --------------------------------------------------------------------------------
Research and development                 $2,465          5.6%         $2,334
Percentage of net sales                    15.7%                        14.4%
- --------------------------------------------------------------------------------



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


SELLING, GENERAL AND ADMINISTRATIVE


(in thousands)                   First Quarter                   First Quarter
                                     1996           Change           1995
- --------------------------------------------------------------------------------
Selling, general & administrative   $5,014            (1.8%)          $5,104
Percentage of net sales               32.0%                             31.5%
- --------------------------------------------------------------------------------


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


INTEREST


(in thousands)                   First Quarter                   First Quarter
                                     1996           Change            1995
- --------------------------------------------------------------------------------
Interest income                       $63            (36.4%)           $99
Interest expense                      $54            (12.9%)           $62
- --------------------------------------------------------------------------------


Net interest income decreased during the first quarter of 1996 compared with 1995, primarily due to a decrease in the average level of funds available for investment as a result of the Company's share repurchase program. Interest rates were also slightly lower during the first quarter of 1996 compared to 1995.


INCOME TAXES


(in thousands)                   First Quarter                   First Quarter
                                     1996           Change           1995
- --------------------------------------------------------------------------------
Income taxes                          $21           (92.8%)           $293
Effective tax rate                   25.3%                            20.4%
- --------------------------------------------------------------------------------


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

NET INCOME AND EARNINGS PER SHARE



(in thousands)                   First Quarter                   First Quarter
                                     1996           Change           1995
- --------------------------------------------------------------------------------
Net income                           $62            (94.6%)          $1,141
Earnings per share                  $0.01           (93.3%)           $0.15
- --------------------------------------------------------------------------------


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


FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

(in thousands)                     March 28,                      Dec. 28,
                                     1996           Change          1995
- --------------------------------------------------------------------------------
Working capital                    $11,731           ($274)        $12,005
Total debt                          $1,613             ($4)         $1,617
- --------------------------------------------------------------------------------


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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (AS AMENDED)

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


RESULTS OF OPERATIONS


NET SALES

(in thousands)                   First Quarter                   First Quarter
                                     1996           Change           1995
- --------------------------------------------------------------------------------
Net sales                          $15,656          (3.4%)          $16,208
- --------------------------------------------------------------------------------


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

During the first quarter of 1996, net sales for the Company's non-automated programming systems declined by $1.8 million or 18% compared to 1995. Orders for non-automated programming systems declined 12% compared to the first quarter of 1995. The Company believes these decreases were primarily due to the slowdown in electronics consumer goods manufacturing capital spending in the United States and Europe which reduced the demand for the Company's programming systems. In addition, the Company believes the declines also reflect the continuing market shift away from the Company's traditional line of higher-priced IC programmers for the engineering market toward lower-priced project specific programmers.

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


GROSS MARGIN


(in thousands)                   First Quarter                   First Quarter
                                     1996           Change           1995
- --------------------------------------------------------------------------------
Gross Margin                        $7,551          (14.5%)          $8,837
Percentage of net sales               48.2%                            54.5%
- --------------------------------------------------------------------------------



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


RESEARCH AND DEVELOPMENT



(in thousands)                   First Quarter                   First Quarter
                                     1996           Change          1995
- --------------------------------------------------------------------------------
Research and development             $2,465           5.6%          $2,334
Percentage of net sales                15.7%                          14.4%
- --------------------------------------------------------------------------------


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


SELLING, GENERAL AND ADMINISTRATIVE


(in thousands)                   First Quarter                   First Quarter
                                     1996           Change           1995
- --------------------------------------------------------------------------------
Selling, general & administrative   $5,014           (1.8%)          $5,104
Percentage of net sales               32.0%                            31.5%
- --------------------------------------------------------------------------------


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


INTEREST




(in thousands)                   First Quarter                   First Quarter
                                     1996         Change              1995
- --------------------------------------------------------------------------------
Interest income                      $63           (36.4%)             $99
Interest expense                     $54           (12.9%)             $62
- --------------------------------------------------------------------------------


Net interest income decreased during the first quarter of 1996 compared with 1995, primarily due to a decrease in the average level of funds available for investment as a result of the Company's share repurchase program. Interest rates were also slightly lower during the first quarter of 1996 compared to 1995.

INCOME TAXES



(in thousands)                  First Quarter                   First Quarter
                                     1996          Change          1995
- --------------------------------------------------------------------------------
Income taxes                          $21           (92.8%)         $293
Effective tax rate                   25.3%                          20.4%
- --------------------------------------------------------------------------------


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


NET INCOME AND EARNINGS PER SHARE




(in thousands)                   First Quarter                   First Quarter
                                     1996           Change           1995
- --------------------------------------------------------------------------------
Net income                           $62            (94.6%)          $1,141
Earnings per share                   $0.01          (93.3%)          $0.15
- --------------------------------------------------------------------------------


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

FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES


(in thousands)                     March 28,                       Dec. 28,
                                     1996          Change           1995
- --------------------------------------------------------------------------------
Working capital                     $11,731        ($274)           $12,005
Total debt                           $1,613          ($4)            $1,617
- --------------------------------------------------------------------------------


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



                                           DATA I/O CORPORATION
                                               (REGISTRANT)
DATED:   July 1, 1996



                                         By://S//Steven M. Gordon
                                            ---------------------
                                             Steven M. Gordon
                                              Vice President
                                        Finance and Administration
                                          Chief Financial Officer
                                         Chief Accounting Officer
                                          Secretary and Treasurar