Form 10-Q
period 1996-06-27
DATA I/O CORP
filed 1996-08-12
CIK 351998

- --------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q



                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



         For the quarter ended JUNE 27, 1996     Commission File No. 0-10394



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


6,792,970 shares of no par value Common Stock outstanding as of August 5, 1996


                                     Page 1 of 17
                               Exhibit Index on Page 16

                                 DATA I/O CORPORATION

                                      FORM 10-Q
                         FOR THE QUARTER ENDED JUNE 27, 1996

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

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                 DATA I/O CORPORATION

                             CONSOLIDATED BALANCE SHEETS




- ----------------------------------------------------------------------------------------------------
                                                                           June 27,        Dec. 28,
                                                                             1996            1995
- ----------------------------------------------------------------------------------------------------
 (in thousands, except share data)                                        (Unaudited)      (Note 1)

 ASSETS
 CURRENT ASSETS:
    Cash and cash equivalents                                                $ 1,926        $ 4,496
    Trade accounts receivable,
         less allowance for doubtful
         accounts of $390 and $311                                            11,769         13,115
    Inventories                                                                9,797          8,539
    Deferred income taxes                                                        727            976
    Other current assets                                                         646            893
                                                                          ----------     ----------
         TOTAL CURRENT ASSETS                                                 24,865         28,019

 Land held for sale                                                            2,128          2,095
 Property, plant and equipment - net                                          10,165         10,240
 Other assets                                                                  3,767          4,422
                                                                          ----------     ----------
         TOTAL ASSETS                                                        $40,925        $44,776
                                                                          ----------     ----------
                                                                          ----------     ----------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
    Accounts payable                                                         $ 2,257        $ 2,071
    Accrued compensation                                                       3,069          3,612
    Deferred revenue                                                           5,735          5,436
    Other accrued liabilities                                                  2,817          2,672
    Accrued costs of business restructuring                                      515            965
    Income taxes payable                                                         128          1,141
    Notes payable                                                                293            117
                                                                          ----------     ----------
         TOTAL CURRENT LIABILITIES                                            14,814         16,014

 LONG TERM DEBT                                                                1,500          1,500
 LONG TERM OTHER PAYABLES                                                      1,143          1,117
 DEFERRED INCOME TAXES                                                           572            216

 STOCKHOLDERS' EQUITY:
    Preferred stock -
         Authorized, 5,000,000 shares, including
            200,000 shares of Series A Junior Participating
         Issued and outstanding, none
    Common stock, at stated value -
         Authorized, 30,000,000 shares
         Issued and outstanding, 6,752,166
         and 7,083,825 shares, respectively                                   15,148         17,528
    Retained earnings                                                          7,302          7,946
    Currency translation adjustments                                             446            455
                                                                          ----------     ----------
         TOTAL STOCKHOLDERS' EQUITY                                           22,896         25,929
                                                                          ----------     ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $40,925        $44,776
                                                                          ----------     ----------
                                                                          ----------     ----------







See notes to consolidated financial statements.

                                 DATA I/O CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)




                                                                  Quarter Ended               Six Months Ended
- -------------------------------------------------------------------------------------------------------------------
                                                             June 27,       June 29,       June 27,       June 29,
                                                               1996           1995           1996           1995
- -------------------------------------------------------------------------------------------------------------------
 (in thousands, except share data)

 Net sales                                                    $15,308        $16,126        $30,964        $32,334
 Cost of goods sold                                             7,725          7,323         15,830         14,694
                                                             --------       --------       --------       --------
    Gross margin                                                7,583          8,803         15,134         17,640

 Operating expenses:
    Research and development                                    2,660          2,397          5,126          4,730
    Selling, general and administrative                         5,379          4,967         10,392         10,072
                                                             --------       --------       --------       --------
         Total operating expenses                               8,039          7,364         15,518         14,802

                                                             --------       --------       --------       --------
         Operating income (loss)                                 (456)         1,439           (384)         2,838

 Non-operating (income) expense:
    Interest income                                               (38)          (111)          (101)          (211)
    Interest expense                                               80             80            134            143
    Foreign currency exchange                                       5             (1)             3              1
                                                             --------       --------       --------       --------
         Total non-operating (income) expense                      47            (32)            36            (67)
                                                             --------       --------       --------       --------

 Income (loss) before taxes                                      (503)         1,471           (420)         2,905

 Income tax expense                                               203            282            224            575
                                                             --------       --------       --------       --------
 Net income (loss)                                              ($706)        $1,189          ($644)        $2,330
                                                             --------       --------       --------       --------
                                                             --------       --------       --------       --------
 Earnings per share:
    Net income (loss)                                          ($0.10)         $0.15         ($0.09)         $0.30
                                                             --------       --------       --------       --------
                                                             --------       --------       --------       --------

 Weighted average shares outstanding                            6,827          7,930          6,940          7,875
                                                             --------       --------       --------       --------
                                                             --------       --------       --------       --------




See notes to consolidated financial statements.

                                 DATA I/O CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)



- -----------------------------------------------------------------------------------------------
For the six months ended:                                              June 27,       June 29,
                                                                        1996            1995
- -----------------------------------------------------------------------------------------------
 (in thousands)

 OPERATING ACTIVITIES:
    Net income (loss)                                                     ($644)        $2,330
    Adjustments to reconcile income
    to net cash provided by operating activities:
         Depreciation and amortization                                    2,046          2,184
         Deferred income taxes and tax refunds                             (408)          (276)
         Deferred revenue                                                   290            387
         Changes in current items other
         than cash and cash equivalents:
              Trade accounts receivable                                   1,315         (2,290)
              Inventories                                                (1,258)          (956)
              Other current assets                                          244            686
              Accounts payable and accrued liabilities                     (126)          (211)
              Business restructure accrual                                 (514)          (159)
                                                                       --------       --------
    Cash provided by operating activities                                   945          1,695

 INVESTING ACTIVITIES:
    Additions to property, plant and equipment                           (1,296)        (1,276)
    Additions to other assets                                                             (232)
                                                                       --------       --------
         Cash used for investing activities                              (1,296)        (1,508)

 FINANCING ACTIVITIES:
    Additions to/(repayment of) notes payable                               172            693
    Sale of common stock                                                    154            166
    Repurchase of common stock                                           (2,930)
    Proceeds from exercise of stock options                                 397            225
                                                                       --------       --------
         Cash provided by/(used for) financing activities                (2,207)         1,084

                                                                       --------       --------
 Increase (decrease) in cash and cash equivalents                        (2,558)         1,271

 Effects of exchange rate changes on cash                                   (12)            (4)
 Cash and cash equivalents - Beginning of period                          4,496          7,279

                                                                       --------       --------
 Cash and cash equivalents - End of period                               $1,926         $8,546
                                                                       --------       --------
                                                                       --------       --------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
    Interest                                                               $ 34           $ 73
    Income taxes                                                           $477           $451





See notes to consolidated financial statements.

                                 DATA I/O CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

The financial statements as of June 27, 1996 and June 29, 1995, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 28, 1995 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter and six months ended June 27, 1996 are not necessarily indicative of the results that may be expected for the year ending December 26, 1996. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 28, 1995.


NOTE 2 - CLASSIFICATIONS

Certain prior period's balances have been reclassified to conform to the presentation used in the current period.


NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                            June 27,       Dec. 28,
                                             1996            1995
                                            --------       --------
                        Raw material        $5,134         $4,839
                        Work-in-process      2,694          2,125
                        Finished goods       1,969          1,575
                                            --------       --------
                                            $9,797         $8,539
                                            --------       --------
                                            --------       --------

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                                   June 27,       Dec. 28,
                                                     1996           1995
                                                   --------      ---------
    Land                                           $    910      $     910
    Building and improvements                         7,554          7,539
    Equipment                                        22,386         22,329
                                                   --------      ---------
                                                     30,850         30,778
    Less accumulated depreciation                    20,685         20,538
                                                   --------      ---------
                                                    $10,165        $10,240
                                                   --------      ---------
                                                   --------      ---------

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

The Company was unable to record a benefit for its pre-tax losses, or offset its foreign taxes for the quarter ended June 27, 1996. The Company recorded deferred tax asset valuation allowances due to the Company's loss generated in the current period and the inability to utilize foreign tax credits. The valuation allowance for deferred tax assets increased by approximately $300,000 during the second quarter and $400,000 for the first six months of 1996 to $3.0 million as of June 27, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

AGREEMENT TO PURCHASE MINORITY INTEREST IN BUSINESS

On April 25, 1996 the Company announced it had reached an agreement in principle to purchase a minority interest in Needham's Electronics and to enter into a worldwide distribution agreement for Needham's Electronics' programmer products. Completion of the minority investment and creation of the distribution rights are subject to negotiation of definitive agreements and satisfaction of certain conditions. The Company continues to negotiate the definitive agreement and presently expects it can complete this by the end of the year. However, due to the complexity of the transaction and certain conditions which must be satisfied, there is no assurance that this transaction will be completed.

SHARE REPURCHASE PROGRAM

The Company announced on October 27, 1995 a share repurchase program which authorized the Company to repurchase up to 7.5% (approximately 570,000 shares) of its outstanding shares of common stock. On February 21, 1996 the Company announced an extension of the share repurchase program which authorized the Company to repurchase up to an additional 8% (approximately 570,000 shares) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Purchases may commence or be discontinued at any time. At June 27, 1996 the Company had repurchased an aggregate of 995,700 shares at a total cost of approximately $7.1 million since inception of the share repurchase program.

SALE OF HEADQUARTERS PROPERTY

The Company announced on July 18, 1996 that it had reached an agreement to sell the land and building comprising its Redmond, Washington headquarters campus for approximately $14.0 million to a major real estate company. The transaction would include a lease back of the building by Data I/O for ten years with options for an additional ten years. Data I/O's corporate headquarters campus includes the Company's 96,000 square foot building and approximately 79 acres of land. The Company had been marketing a portion of the land on its headquarters campus for the past five years and in 1995 decided to market the building to enhance the value of the entire property.

Closing of the sale is subject to the buyer's due diligence and a number of conditions and contingencies, including a zoning variance, authorization to make changes in a wetland on the property and other governmental approvals, which are not expected to be resolved until late this year. As closing of the sale is subject to a number of conditions, there can be no assurance that the sale will be consummated. If consummated, this sale is expected to result in a pre-tax gain of approximately $5.8 million. Approximately $2.0 million of this gain would be recognized upon the closing of the sale, with the balance amortized over the initial ten-year lease term. The company expects to realize approximately $12.0 million in cash after payment of transaction fees and income taxes.

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

Of the total $6.1 million restructuring charge, approximately $965,000 remained as an accrued liability at December 28, 1995. At June 27, 1996, the remaining accrued liability was approximately $515,000. The reduction during the first six months of 1996 related primarily to implementation of changes in manufacturing processes, facility consolidation and office space lease payments.

As of June 27, 1996, the Company's restructuring has proceeded as planned. No significant changes were made to the Company's restructuring plans during the second quarter of 1996.

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


RESULTS OF OPERATIONS


NET SALES


- ----------------------------------------------------------------------------------------------------------------
                                                    Second Quarter                      First Six Months
                                           -------------------------------     ---------------------------------
 Net sales by division   (in thousands)      1996         1995     % Change      1996        1995      % Change
- ---------------------------------------    ---------   ---------   ---------   ---------   ---------   ---------
 Programming Systems Division:
   Non-automated programming systems        8,915      10,851      (17.8%)     17,654      21,765      (18.9%)
   Automated programming systems           $4,152      $4,190       (0.9%)     $8,757      $8,359        4.8%
                                           ---------   ---------   ---------   ---------   ---------   ---------
 Total Programming Systems Division        13,067      15,041      (13.1%)     26,411      30,124      (12.3%)
 Synario Design Automation Division         1,186       1,085        9.3%       2,468       2,210       11.7%
 Semiconductor Equip. Div. (Reel-Tech)      1,055                               2,085
                                           ---------   ---------   ---------   ---------   ---------   ---------
 Net sales                                 $15,308     $16,126      (5.1%)     $30,964     $32,334      (4.2%)
                                           ---------   ---------   ---------   ---------   ---------   ---------


                                                    Second Quarter                      First Six Months
                                           ---------------------------------   ----------------------------------
 Net sales by location   (in thousands)       1996       1995      % Change      1996        1995       % Change
- ---------------------------------------    ---------   ---------   ---------   --------   ----------   ----------
 United States                             $6,723      $8,392       (19.9%)    $14,798     $17,465      (15.3%)
   % of total                                43.9%       52.0%                   47.8%       54.0%
 International                             $8,585      $7,734        11.0%     $16,166     $14,869        8.7%
   % of total                                56.1%       48.0%                   52.2%       46.0%

- -----------------------------------------------------------------------------------------------------------------



The Company experienced an overall decline in sales and orders for the Company's products during the second quarter of 1996. Orders declined approximately 9% to $14.7 million in the second quarter of 1996, compared with $16.2 million in the second quarter of 1995. Based on normal seasonality, current order rates and current plans for introduction of enhanced or new products, the Company currently expects third quarter sales to be lower than the second quarter while fourth quarter sales are expected to be somewhat higher than the third quarter.

The Company believes the declines in overall Programming Systems Division sales and orders were primarily due to the slowdown in capital spending by electronics manufacturing companies in the United States and Germany which reduced the demand for the Division's products. The Company believes that based on published reports the economic slowdown in capital spending for electronics manufacturing equipment will continue for at least one quarter and possibly longer. The Company believes that increased competition, in areas where new Data I/O product introductions will not occur until the first half of 1997, is also affecting sales. In addition, the Company believes the declines in non-automated programming systems also reflect the continuing market shift away from the Company's traditional line of higher-priced IC programmers for the engineering market toward lower-priced programmers.

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

However, the Company believes that recent changes in programmable IC technology, such as increasingly complex logic ICs and higher pin counts, and the increasing need by users of programmable ICs for higher quality programming means that there is a significant market need for more sophisticated programmers. The Company currently has development projects underway for new programmer technology to attempt to better meet the needs created by theses technology changes

A market shift in the ProMaster product mix toward higher-priced models contributed to the automated handling systems sales increase in the first half of 1996. The Company believes the increase in sales of the Company's ProMaster products reflects the expanded use of programmable integrated circuits in the mid- to high-volume manufacturing environment. The Company believes that in the electronic manufacturing market, the proliferation of hard-to-handle surface-mount packages in a variety of types is causing a worldwide trend toward automation and integration of manufacturing processes. Although, during the first six months of 1996, growth of the automated programming systems product line has slowed due to what the Company believes is the soft capital spending market, the Company continues to believe that this product line is well positioned to capitalize on the trend toward automation and integration of manufacturing processes.

No new orders were booked during the second quarter of 1996 for Reel-Tech's semiconductor equipment products. Reel-Tech had a backlog of approximately $1.0 million at the end of the second quarter. The Company believes there is a slowdown in capital spending due to overcapacity and price competition by DRAM semiconductor manufacturers, among Reel-Tech's primary customers, and that this may slow the growth of Reel-Tech in the short term.

The Company experienced increased international sales primarily in Asia. Partially offsetting the increase in international sales was the negative impact of foreign currency exchange rate changes. These changes reduced sales by approximately $600,000 during the second quarter and $1.0 million during the first six months of 1996 compared to the same periods in 1995. These declines were due primarily to rate changes for the German Mark and the Japanese Yen.


GROSS MARGIN

                                     Second Quarter         First Six Months
                                     --------------         ----------------
 (in thousands)                    1996        1995        1996        1995
- --------------------------------------------------------------------------------
 Gross margin                    $7,583      $8,803     $15,134     $17,640
 Percentage of net sales          49.5%       54.6%       48.9%       54.6%
- --------------------------------------------------------------------------------


Gross margins for the second quarter and the first six months of 1996 declined both in amount and as a percentage of sales compared to the same periods in the prior year due primarily to lower volumes, lower product margins and increases in inventory reserves. The relatively high fixed component of cost of goods sold causes any swing in total volume to have a significant impact on gross margin. The shift in mix of product revenues from software to hardware and from higher-priced and higher-margin non-automated programming systems to the lower-priced alternatives has lowered the overall product gross margins. In addition, the gross margin on the ProMaster 9500 was below that of the Company's traditional handlers due to higher material and labor costs. The Company expects these costs to decline in future periods due to anticipated improvements in the proficiency of manufacturing and service personnel in building and servicing the ProMaster 9500. Also contributing to the decline of gross margin was the strengthening of the U.S. Dollar in relation to the Japanese Yen and the German Mark, in which approximately 16% of the Company's sales are denominated.


RESEARCH AND DEVELOPMENT

                                     Second Quarter         First Six Months
                                     --------------         ----------------
 (in thousands)                    1996        1995        1996        1995
- --------------------------------------------------------------------------------
 Research and development        $2,660      $2,397      $5,126      $4,730
 Percentage of net sales          17.4%       14.9%       16.6%       14.6%
- --------------------------------------------------------------------------------


The increase in research and development spending compared to the second quarter and the first six months of 1996 is primarily due to the inclusion of expenses for the Company's Reel-Tech subsidiary acquired in August of 1995, additional new product development projects, including those related to products slated for introduction in 1997, and increased compensation costs. The Company expects to continue its significant investment in research and development.

The Company believes it is essential to invest in research and development to support its existing products and to create new products as markets develop and technologies change. The Company is focusing its research and development efforts in its strategic growth markets, namely automated handling systems for the manufacturing environment, Windows-based EDA software design tools, semi-conductor handling equipment and lower-priced IC programmers.


SELLING, GENERAL AND ADMINISTRATIVE

                                        Second Quarter     First Six Months
                                        --------------     ----------------
 (in thousands)                         1996      1995      1996      1995
- --------------------------------------------------------------------------------
 Selling, general and administrative  $5,379    $4,967   $10,392   $10,072
 Percentage of net sales               35.1%     30.8%     33.6%     31.1%
- --------------------------------------------------------------------------------


The increase in selling, general and administrative expenditures during the second quarter and the first six months of 1996 relative to 1995 is due primarily to the inclusion of expenses for the Company's Reel-Tech subsidiary acquired in August of 1995. Partially offsetting these expense increases were decreased expenses in the Company's foreign offices, due to currency rate changes and decreased incentive compensation.


INTEREST

                                         Second Quarter     First Six Months
                                         --------------     ----------------
 (in thousands)                         1996      1995      1996      1995
- --------------------------------------------------------------------------------
 Interest income                         $38      $111      $101      $211
 Interest expense                        $80       $80      $134      $143
- --------------------------------------------------------------------------------


Interest income decreased during the second quarter and first six months of 1996 compared with 1995, primarily due to a decrease in the average level of funds available for investment and a decrease in the average investment interest rates.

INCOME TAXES

                                         Second Quarter     First Six Months
                                         --------------     ----------------
 (in thousands)                         1996      1995      1996      1995
- --------------------------------------------------------------------------------
 Income taxes                           $203      $282      $224      $575
 Effective tax rate                      N/A     19.2%       N/A     19.8%
- --------------------------------------------------------------------------------


The Company's effective tax rate for the second quarter and the first six months of 1996 differed from the statutory 34% tax rate primarily due to recording additional deferred tax valuation reserves. The valuation reserves increased primarily due to the Company's inability to record a benefit for its net operating loss and foreign tax credits. The Company has valuation reserves of $3.0 million that may increase should the Company continue to experience losses or reverse as the Company records income.


NET INCOME AND EARNINGS PER SHARE

                                         Second Quarter    First Six Months
                                         --------------    ----------------
 (in thousands)                         1996      1995     1996      1995
- --------------------------------------------------------------------------------
 Net income (loss)                    ($706)    $1,189    ($644)    $2,330
 Earnings per share                  ($0.10)     $0.15   ($0.09)     $0.30
- --------------------------------------------------------------------------------


The decrease in net income and earnings per share compared with the second quarter and first six months of 1995 is primarily due to a combination of decreased sales volume, a lower gross margin percentage, increased costs and operating expenses resulting from the company's acquisition of reel-tech and recording of deferred tax valuation reserves.


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


FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES


                                  June 27,                     Dec. 28,
 (in thousands)                    1996         Change           1995
- --------------------------------------------------------------------------------
  Working capital               $10,051       ($1,954)        $12,005
  Total debt                     $1,793          $176          $1,617
- --------------------------------------------------------------------------------

Working capital decreased during the second quarter and first six months of 1996 primarily due to funds used to repurchase common stock as discussed above. This decrease was partially offset by funds provided by operations.

The Company's trade accounts receivable increased by approximately $700,000 during the second quarter of 1996, however during the first six months of 1996 decreased by approximately $1.3 million. This net decrease was primarily due to decreased sales volume during the first six months of 1996. The Company increased its inventory level by approximately $500,000 during the second quarter and $1.2 million for the first six months of 1996. This increase was primarily due to having purchased inventory to meet a higher sales volume than occurred, to support anticipated growth in the Semiconductor Equipment products as well as to provide a level of safety stock during the Anaheim factory relocation which was completed in March 1996.

As of June 27, 1996, the Company had total debt of $1.8 million or approximately 8% of its $23 million in equity. Of this debt, $1.5 million is a note payable due in 1998 for the balance of the purchase price of the CAD/CAM Group. The remaining $293,000 is current debt, consisting entirely of borrowings on the Company's $1.4 million foreign line of credit. No borrowings were outstanding under the Company's $8.0 million U.S. line of credit.

The U.S. line of credit was renewed in May of 1996 and matures in May of 1997. The foreign line of credit matures in August 1996. Historically, these credit lines have been structured as short-term and have been renewed on their maturity dates. The Company currently expects to be able to renew these lines of credit on maturity under substantially the same terms as those presently in place. No assurances can be made however, in regard to the renewal of these agreements if the Company continues to experience losses.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1996 will be approximately $1.0 million. Such expenditures are currently expected to be funded from internally generated funds and, if necessary, borrowings under the Company's existing credit lines. Although the Company fully expects that such expenditures will be made, it has purchase commitments for only a small portion of this amount.

At June 27, 1996, the Company's material short-term unused sources of liquidity consisted of approximately $1.9 million in cash and cash equivalents, available borrowings of $8.0 million under its U.S. line of credit and available borrowings of approximately $1.1 million under its foreign line of credit. The Company believes that cash, cash flow from operations and borrowings available under its U.S. and foreign lines of credit will be sufficient to fund working capital needs, service existing debt, finance planned capital expenditures, fund the Company's share repurchase program, fund its remaining restructure accrued liabilities, fund the minority investment in Needham's Electronics and fund the Reel-Tech contingent payment obligations. In addition, if the Company is successful in completing the sale of its property held for sale, additional capital will be available.

PART II - OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS

              None


ITEM 2.       CHANGES IN SECURITIES

              None


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 14, 1996, there were present in person or by proxy the holders of 6,107,465 shares of the 7,105,616 shares of Common Stock of the Corporation. The following presents matters ratified and the voting results:

    (a) Election of a Board of Directors consisting of the following five (5) directors:

                 Name                  Votes For       Votes Withheld
                 ----                  ---------       --------------

         Frances M. Conley             6,047,607           59,858
         William C. Erxleben           6,049,008           58,457
         W. Hunter Simpson             6,050,008           57,457
         Donald R. Stenquist           6,048,982           58,483
         Milton F. Zeutschel           6,048,517           58,948

    (b) Approval of an amendment to the Company's 1982 Employee Stock Purchase Plan whereby the number of shares of the Company's Common Stock reserved for issuance under the Plan was increased by 400,000 shares. Votes cast were 3,473,796 For, 167,894 Against, 77,853 Abstain and 2,387,922 Broker
    Non-Votes.

    (c) Approval of the adoption of the 1996 Director Fee Plan which provides for the payment of certain fees to directors of the Company who are not employees of the Company by delivery of shares of the Company's Common Stock. Votes cast were 3,680,411 For, 248,452 Against, 85,809 Abstain and 2,092,793 Broker Non-Votes.

ITEM 5.       OTHER INFORMATION

The Company announced on July 18, 1996 that it has reached an agreement to sell the land and building comprising its Redmond, Washington headquarters for approximately $14.0 million to a major real estate company. See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the caption: Sale of Headquarters Property.


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



                                                 DATA I/O CORPORATION
                                                     (REGISTRANT)
DATED:   August 9, 1996




                                                 By: /s/ Steven M. Gordon
                                                     -----------------------
                                                    Steven M. Gordon
                                                      Vice President
                                                 Finance and Administration
                                                   Chief Financial Officer
                                                  Chief Accounting Officer
                                                   Secretary and Treasurer

                                    EXHIBIT INDEX




Exhibit Number                    Title                                    Page Number
- --------------    -----------------------------------------------------    -----------
    11           Statement Regarding Computation of Earnings per Share         17



                                      EXHIBIT 11

                                 DATA I/O CORPORATION

                          COMPUTATION OF EARNINGS PER SHARE






Earnings per share reported in Form 10-Q for the quarters ended June 27, 1996, and June 29, 1995 are based on the following (in thousands):



                                           Quarter Ended      Six Months Ended
                                           -------------      ----------------
                                        June 27,  June 27,   June 27,   June 29,
Primary and Fully Diluted:               1996       1995       1996       1995
- --------------------------             ---------  --------   --------   --------

 Weighted Average Shares Outstanding   6,827      7,530      6,940      7,502

 Dilutive Effect of Stock Options                   400                   373
                                       ---------  --------   --------   --------

 Weighted Average Common and
 Equivalent Shares Outstanding         6,827      7,930      6,940      7,875
                                       ---------  --------   --------   --------
                                       ---------  --------   --------   --------