Form 10-Q
period 1996-09-26
DATA I/O CORP
filed 1996-11-12
CIK 351998

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



    For the quarter ended SEPTEMBER 26, 1996     Commission File No. 0-10394



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


6,774,720 shares of no par value Common Stock outstanding as of November 4, 1996


                                  Page 1 of 17
                            Exhibit Index on Page 16

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DATA I/O CORPORATION

                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 26, 1996

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                    Sept. 26,      Dec. 28,
                                                      1996           1995
--------------------------------------------------------------------------------
 (in thousands, except share data)                 (Unaudited)     (Note 1)
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                         $ 4,877        $ 4,496
   Trade accounts receivable,
     less allowance for doubtful
     accounts of $401 and $311                         9,294         13,115
   Inventories                                         9,042          8,539
   Deferred income taxes                               1,014            976
   Other current assets                                  530            893
                                                   ------------   ------------
     TOTAL CURRENT ASSETS                             24,757         28,019

 Land held for sale                                    2,185          2,095
 Property, plant and equipment - net                  10,046         10,240
 Other assets                                          3,444          4,422
                                                   ------------   ------------
     TOTAL ASSETS                                    $40,432        $44,776
                                                   ------------   ------------
                                                   ------------   ------------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable                                  $ 1,880        $ 2,071
   Accrued compensation                                3,328          3,612
   Deferred revenue                                    5,600          5,436
   Other accrued liabilities                           3,394          2,672
   Accrued costs of business restructuring               465            965
   Income taxes payable                                  489          1,141
   Notes payable                                         109            117
                                                   ------------   ------------
     TOTAL CURRENT LIABILITIES                        15,265         16,014

 LONG TERM DEBT                                        1,500          1,500
 LONG TERM OTHER PAYABLES                                490          1,117
 DEFERRED INCOME TAXES                                   462            216

 STOCKHOLDERS' EQUITY:
   Preferred stock -
     Authorized, 5,000,000 shares, including
       200,000 shares of Series A Junior Participating
     Issued and outstanding, none
   Common stock, at stated value -
     Authorized, 30,000,000 shares
     Issued and outstanding, 6,774,470
     and 7,083,825 shares, respectively               15,229         17,528
   Retained earnings                                   7,044          7,946
   Currency translation adjustments                      442            455
                                                   ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY                       22,715         25,929

                                                   ------------   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $40,432        $44,776
                                                   ------------   ------------
                                                   ------------   ------------

See notes to consolidated financial statements

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                             Quarter Ended                Nine Months Ended

----------------------------------------------------------------------------------------------------------------
                                                        Sept. 26,      Sept. 28,      Sept. 26,      Sept. 28,
                                                          1996           1995           1996            1995
----------------------------------------------------------------------------------------------------------------
 (in thousands, except per share data)

 Net sales                                                $14,529        $15,648        $45,493        $47,982
 Cost of goods sold                                         7,344          7,663         23,174         22,357
                                                         ----------     ----------     ----------     ----------
   Gross margin                                             7,185          7,985         22,319         25,625

 Operating expenses:
   Research and development                                 2,815          2,019          7,941          6,749
   Selling, general and administrative                      4,575          4,870         14,967         14,942
   Write-off of acquired in-process R&D                         0            825              0            825
                                                         ----------     ----------     ----------     ----------
     Total operating expenses                               7,390          7,714         22,908         22,516

                                                         ----------     ----------     ----------     ----------
     Operating income (loss)                                 (205)           271           (589)         3,109

 Non-operating (income) expense:
   Interest income                                            (46)          (112)          (147)          (323)
   Interest expense                                            61             65            194            207
   Foreign currency exchange                                    1              6              5              7
                                                         ----------     ----------     ----------     ----------
     Total non-operating (income) expense                      16            (41)            52           (109)

                                                         ----------     ----------     ----------     ----------
 Income (loss) before taxes                                  (221)           312           (641)         3,218

 Income tax expense                                            37             68            261            644
                                                         ----------     ----------     ----------     ----------
 Net income (loss)                                          ($258)          $244          ($902)        $2,574
                                                         ----------     ----------     ----------     ----------
                                                         ----------     ----------     ----------     ----------

 Earnings per share:
   Net income (loss)                                       ($0.04)         $0.03         ($0.13)         $0.32
                                                         ----------     ----------     ----------     ----------
                                                         ----------     ----------     ----------     ----------

 Weighted average shares outstanding                        6,773          8,045          6,884          7,947
                                                         ----------     ----------     ----------     ----------
                                                         ----------     ----------     ----------     ----------


 See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

--------------------------------------------------------------------------------
For the nine months ended:                               Sept. 26,    Sept. 28,
                                                           1996         1995
--------------------------------------------------------------------------------
 (in thousands)
 OPERATING ACTIVITIES:
   Net income (loss)                                        ($902)      $2,574
   Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                          3,031        3,240
     Write-off of acquired in-process R&D                       0          825
     Deferred income taxes and tax refunds                   (443)         (83)
     Deferred revenue                                         154          100
     Changes in current items other
     than cash and cash equivalents:
       Trade accounts receivable                            3,786         (497)
       Inventories                                           (503)      (1,393)
       Other current assets                                   361          788
       Accounts payable and accrued liabilities              (320)        (111)
       Business restructure                                  (564)        (449)
                                                         ----------   ----------
   Net cash provided by operating activities                4,600        4,994

 INVESTING ACTIVITIES:
   Additions to property, plant and equipment              (1,899)      (1,771)
   Investment in assets of acquired business                    0       (2,055)
   Additions to other assets                                    0         (198)
                                                         ----------   ----------
     Cash used for investing activities                    (1,899)      (4,024)

 FINANCING ACTIVITIES:
   Additions to/(repayment of) notes payable                   (9)        (616)
   Sale of common stock                                       154          333
      Repurchase of common stock                           (3,026)           0
   Proceeds from exercise of stock options                    574          501
                                                         ----------   ----------
     Cash provided by/(used for) financing activities      (2,307)         218

                                                         ----------   ----------
 Increase in cash and cash equivalents                        394        1,188

 Effects of exchange rate changes on cash                     (13)          21
 Cash and cash equivalents - Beginning of period            4,496        7,279

                                                         ----------   ----------
 Cash and cash equivalents - End of period                 $4,877       $8,488
                                                         ----------   ----------
                                                         ----------   ----------


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                                   $89         $104
   Income taxes                                              $517         $888


 See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

The financial statements as of September 26, 1996 and September 28, 1995, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 28, 1995 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter and nine months ended September 26, 1996 are not necessarily indicative of the results that may be expected for the year ending December 26, 1996.
These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 28, 1995.


NOTE 2 - CLASSIFICATIONS

Certain prior period's balances have been reclassified to conform to the presentation used in the current period.


NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                               Sept. 26,      Dec. 28,
                                                 1996           1995
                                              ------------   ------------
               Raw material                      $4,978         $4,839
               Work-in-process                    2,466          2,125
               Finished goods                     1,598          1,575
                                              ------------   ------------
                                                 $9,042         $8,539
                                              ------------   ------------
                                              ------------   ------------


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                                Sept. 26,      Dec. 28,
                                                  1996           1995
                                              ------------   ------------
               Land                             $   910        $   910
               Building and improvements          7,627          7,539
               Equipment                         22,359         22,329
                                              ------------   ------------
                                                 30,896         30,778
               Less accumulated depreciation     20,850         20,538
                                              ------------   ------------
                                                $10,046        $10,240
                                              ------------   ------------
                                              ------------   ------------

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

The Company was unable to record a benefit for its pre-tax losses, or offset its foreign taxes for the quarter ended September 26, 1996. The Company recorded deferred tax asset valuation allowances due to the Company's loss generated in the current period and the inability to utilize foreign tax credits. The valuation allowance for deferred tax assets increased by approximately $100,000 during the third quarter and $500,000 for the first nine months of 1996 to $3.1 million as of September 26, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

AGREEMENT TO PURCHASE MINORITY INTEREST IN BUSINESS

On April 25, 1996 the Company announced it had reached an agreement in principle to purchase a minority interest in Needham's Electronics and to enter into a worldwide distribution agreement for Needham's Electronics' programmer products. Completion of the minority investment and creation of the distribution rights are subject to negotiation of definitive agreements and satisfaction of certain conditions. The Company continues to negotiate the definitive agreement. Due to the complexity of the transaction and certain conditions which must be satisfied, there is no assurance that this transaction will be completed.

SHARE REPURCHASE PROGRAM

The Company announced on October 27, 1995 a share repurchase program which authorized the Company to repurchase up to 7.5% (approximately 570,000 shares) of its outstanding shares of common stock. On February 21, 1996 the Company announced an extension of the share repurchase program which authorized the Company to repurchase up to an additional 8% (approximately 570,000 shares) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Purchases may commence or be discontinued at any time. At September 26, 1996 the Company had repurchased an aggregate of 1,015,700 shares at a total cost of approximately $7.1 million since inception of the share repurchase program.

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

Closing of the sale is subject to the buyer's due diligence and a number of conditions and contingencies, including a zoning variance and other governmental approvals, which are not currently expected to be resolved until late this year or early 1997. As closing of the sale is subject to a number of conditions and government approvals, there can be no assurance that the sale will be consummated. If consummated, this sale is expected to result in a pre-tax gain of approximately $5.8 million. Approximately $2.0 million of this gain would be recognized upon the closing of the sale, with the balance amortized over the initial ten-year lease term. The Company expects to realize approximately $12.0 million in cash after payment of transaction fees and income taxes.

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

Of the total $6.1 million restructuring charge, approximately $965,000 remained as an accrued liability at December 28, 1995. At September 26, 1996, the remaining accrued liability was approximately $465,000. The reduction during the first nine months of 1996 related primarily to implementation of changes in manufacturing processes, facility consolidation and office space lease payments.

As of September 26, 1996, the Company's restructuring has proceeded as planned. No significant changes were made to the Company's restructuring plans during the third quarter of 1996.

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


RESULTS OF OPERATIONS


NET SALES

-------------------------------------------------------------------------------------------------------------------------------
                                                        Third Quarter                             First Nine Months

                                          ----------------------------------------    -----------------------------------------
 Net sales by division   (in thousands)    1996             1995         % Change       1996            1995          % Change
----------------------------------------  ----------     ----------     ----------    ----------     ----------      ----------
 Programming Systems Division:
   Non-automated programming systems        $9,138         $9,919           (7.9%)      $26,793        $31,684          (15.4%)
   Automated programming systems             3,310          4,596          (28.0%)       12,067         12,955           (6.9%)
                                          ----------     ----------     ----------    ----------     ----------      ----------
 Total Programming Systems Division         12,448         14,515          (14.2%)       38,860         44,639          (12.9%)
 Synario Design Automation Division          1,385          1,133           22.2%         3,853          3,343           15.2%
 Semiconductor Equip. Div. (Reel-Tech)         696                                        2,780
                                          ----------     ----------     ----------    ----------     ----------      ----------
 Net sales                                 $14,529        $15,648           (7.2%)      $45,493        $47,982           (5.2%)
                                          ----------     ----------     ----------    ----------     ----------      ----------

-------------------------------------------------------------------------------------------------------------------------------
                                                        Third Quarter                             First Nine Months

                                          ----------------------------------------    -----------------------------------------
 Net sales by location   (in thousands)      1996           1995         % Change         1996          1995          % Change
----------------------------------------  ----------     ----------     ----------    ----------     ----------      ----------
 United States                              $7,889         $8,374           (5.8%)      $22,687        $25,839          (12.2%)
   % of total                                 54.3%          53.5%                         49.9%          53.9%
 International                              $6,640         $7,274           (8.7%)      $22,806        $22,143            3.0%
   % of total                                 45.7%          46.5%                         50.1%          46.1%

--------------------------------------------------------------------------------------------------------------------------------


The Company experienced an overall decline in sales and orders for the Company's products during the third quarter of 1996. Orders declined approximately 12% to $13.7 million in the third quarter of 1996, compared with $15.6 million in the third quarter of 1995. Based on normal seasonality, current order rates and current plans for introduction of enhanced or new products, the Company currently expects fourth quarter sales to be somewhat higher than the third quarter of 1996, but lower than the fourth quarter of 1995.

The Company believes the declines in overall Programming Systems Division sales and orders were primarily due to a slowdown in capital spending by electronics manufacturing companies in the United States and Europe which reduced the demand for the Division's products. The Company believes that the economic slowdown in capital spending for electronics manufacturing equipment has bottomed out. The Company believes that increased competition, in areas where new Data I/O product introductions will not occur until 1997, is also affecting sales. The Company's current expectations are that most of these new products will not be available in production quantities until the second half of 1997. In addition, the Company believes the declines in non-automated programming systems also reflect the continuing market shift away from the Company's traditional line of higher-priced IC programmers for the engineering market, toward lower-priced programmers.

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

However, the Company believes that recent changes in programmable IC technology, such as increasingly complex logic ICs and higher pin counts, and the increasing need for higher quality and high volume programming by users of programmable ICs means that there is a significant market need for more sophisticated programmers and automated programming systems. The Company currently has development projects underway for new programmer and automation technology to attempt to better meet the needs created by these technology changes.

The Company believes the declines in overall automated handling systems sales and orders in the third quarter and first nine months of 1996 were primarily due to the slowdown in capital spending by electronics manufacturing companies. The Company believes that in the electronic manufacturing market, the expanded use of programmable integrated circuits in the mid- to high-volume manufacturing environment and the proliferation of hard-to-handle surface-mount packages in a variety of types is causing a worldwide trend toward automation and integration of manufacturing processes. The Company continues to believe that its product line, as well as the products under development, will keep the Company in a position to capitalize on the trend toward automation and integration of manufacturing processes.

Sales of Reel-Tech's semiconductor equipment products were primarily from backlog. The Company believes there is a slowdown in capital spending due to overcapacity and price competition by DRAM semiconductor manufacturers, among Reel-Tech's primary customers, and that this has slowed the growth of Reel-Tech in recent periods.

The Company experienced a decrease in international sales during the third quarter due to the slowdown in capital spending by electronics manufacturing companies in Europe and the negative impact of foreign currency exchange rate changes. Partially offsetting the European sales decrease were increased sales
in Asia.   The foreign currency exchange rate changes reduced sales by approximately $400,000 during the third quarter and $1.4 million during the first nine months of 1996 compared to the same periods in 1995. These declines were due primarily to rate changes for the German Mark and the Japanese Yen.


GROSS MARGIN

                                 Third Quarter         First Nine Months
                                 -------------         -----------------
 (in thousands)                1996        1995        1996        1995
--------------------------------------------------------------------------
 Gross Margin                 $7,185      $7,985     $22,319     $25,625
 Percentage of net sales       49.5%       51.0%       49.1%       53.4%
--------------------------------------------------------------------------


Gross margins for the third quarter and the first nine months of 1996 declined both in amount and as a percentage of sales compared to the same periods in the prior year due primarily to lower volumes, lower product margins and increases in inventory reserves. The relatively high fixed component of cost of goods sold causes any swing in total volume to have a significant impact on gross margin. The shift in mix of product revenues from software to hardware and from higher-priced and higher-margin non-automated programming systems to the lower-priced alternatives has lowered the overall product gross margins. Also contributing to the decline of gross margin was the strengthening of the U.S. Dollar in relation to the Japanese Yen and the German Mark, in which approximately 20% of the Company's sales are denominated.



RESEARCH AND DEVELOPMENT

                                         Third Quarter     First Nine Months
                                         -------------     -----------------
 (in thousands)                         1996      1995      1996      1995
------------------------------------------------------------------------------
 Research and development              $2,815    $2,019    $7,941    $6,749
 Percentage of net sales                19.4%     12.9%     17.5%     14.1%
------------------------------------------------------------------------------


The increase in research and development spending compared to the third quarter and the first nine months of 1995 is primarily due to the inclusion of expenses for the Company's Reel-Tech subsidiary acquired in August of 1995, additional product development projects, including those related to products slated for introduction in 1997, and increased compensation costs. The Company expects to continue its significant investment in research and development.

The Company believes it is essential to invest in research and development to support its existing products and to create new products as markets develop and technologies change. The Company is focusing its research and development efforts in its strategic growth markets, namely new programming technology, automated handling systems for the manufacturing environment, Windows-based EDA software design tools and semiconductor handling equipment.


SELLING, GENERAL AND ADMINISTRATIVE

                                         Third Quarter     First Nine Months
                                         -------------     -----------------
 (in thousands)                         1996      1995      1996      1995
------------------------------------------------------------------------------
 Selling, general & administrative     $4,575    $4,870   $14,967   $14,942
 Percentage of net sales                31.5%     31.1%     32.9%     31.1%
------------------------------------------------------------------------------

The decrease in selling, general and administrative expenditures during the third quarter of 1996 relative to 1995 is primarily due to decreased incentive compensation and decreased expenses in the Company's foreign offices, due to currency rate changes.

The increase in selling, general and administrative expenditures during the first nine months of 1996 relative to 1995 is due primarily to the inclusion of expenses for the Company's Reel-Tech subsidiary acquired in August of 1995. Partially offsetting these expense increases were decreased incentive compensation and decreased expenses in the Company's foreign offices, due to currency rate changes.

INTEREST

                               Third Quarter             First Nine Months
                               -------------             -----------------
 (in thousands)              1996          1995          1996          1995
------------------------------------------------------------------------------
 Interest income              $46          $112          $147          $323
 Interest expense             $61           $65          $194          $207
------------------------------------------------------------------------------

Interest income decreased during the third quarter and first nine months of 1996 compared with 1995, primarily due to a decrease in the average level of funds available for investment and a decrease in the average investment interest rates.


INCOME TAXES

                               Third Quarter              First Nine Months
                               -------------              -----------------
 (in thousands)              1996          1995          1996          1995
------------------------------------------------------------------------------
 Income taxes                 $37           $68          $261          $644
 Effective tax rate           N/A           22%           N/A           20%
------------------------------------------------------------------------------


The Company's effective tax rate for the third quarter and the first nine months of 1996 differed from the statutory 34% tax rate primarily due to recording additional deferred tax valuation reserves. The valuation reserves increased primarily due to the Company's inability to record a benefit for its net operating loss and foreign tax credits. The Company has valuation reserves of approximately $3.1 million that may increase should the Company continue to experience losses or reverse as the Company records income.


NET INCOME AND EARNINGS PER SHARE

                                Third Quarter            First Nine Months
                                -------------            -----------------
 (in thousands)              1996          1995         1996          1995
------------------------------------------------------------------------------
 Net income                 ($258)         $244         ($902)       $2,574
 Earnings per share        ($0.04)        $0.03        ($0.13)        $0.32
------------------------------------------------------------------------------

The decrease in net income and earnings per share compared with the third quarter and first nine months of 1995 is primarily due to a combination of decreased sales volume, a lower gross margin percentage, increased costs and operating expenses resulting from the Company's acquisition of Reel-Tech as well as spending on new development projects and recording of deferred tax valuation reserves.


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

FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

                             Sept. 26,                        Dec. 28,
 (in thousands)                1996           Change            1995
------------------------------------------------------------------------------
 Working capital              $9,492         ($2,513)          $12,005
 Total debt                   $1,609             ($8)           $1,617
------------------------------------------------------------------------------


Working capital decreased during the third quarter and first nine months of 1996 primarily due to funds used to repurchase common stock as discussed above. This decrease was partially offset by funds provided by operations.

The Company's trade accounts receivable decreased by approximately $2.5 and $3.8 million during the third quarter and first nine months of 1996 respectively. This decrease was primarily due to decreased sales volume during the first nine months of 1996. The Company decreased its inventory level by $755,000 during the third quarter partially offsetting increases in previous quarters resulting in an overall net increase in inventory of approximately $503,000 for the first nine months of 1996. The inventory increase during the first half of 1996 was primarily due to having purchased inventory in anticipation of a higher sales volume than occurred, to support anticipated growth in the Semiconductor Equipment products as well as to provide a level of safety stock during the Anaheim factory relocation which was completed in March 1996. The Company expects to continue to reduce its inventory during the next quarter to better align inventory levels to the sales volume.

As of September 26, 1996, the Company had total debt of $1.6 million or approximately 7% of its $22.7 million in equity. Of this debt, $1.5 million is a note payable due in 1998 for the balance of the purchase price of the CAD/CAM Group. The remaining $109,000 is current debt, consisting entirely of borrowings on the Company's $1.4 million foreign line of credit. No borrowings were outstanding under the Company's $8.0 million U.S. line of credit.

The Company's U.S. line of credit was renewed in May of 1996 and matures in May of 1997. The foreign line of credit matures in November of 1996. Historically, these credit lines have been structured as short-term and have been renewed on their maturity dates. The Company currently expects to be able to renew these lines of credit on maturity under substantially the same terms as those presently in place. No assurances can be made however, in regard to the renewal of these agreements if the Company continues to experience losses.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1996 will be approximately $500,000. Such expenditures are currently expected to be funded from internally generated funds and, if necessary, borrowings under the Company's existing credit lines. Although the Company fully expects that such expenditures will be made, it has purchase commitments for only a small portion of this amount.

At September 26, 1996, the Company's material short-term unused sources of liquidity consisted of approximately $4.9 million in cash and cash equivalents, available borrowings of $8.0 million under its U.S. line of credit and available borrowings of approximately $1.3 million under its foreign line of credit. The Company believes that cash, cash flow from operations and borrowings available under its U.S. and foreign lines of credit will be sufficient to fund anticipated working capital needs, service existing debt, finance planned capital expenditures, fund the Company's share repurchase program, fund its remaining restructure accrued liabilities, fund the minority investment in Needham's Electronics and fund the Reel-Tech contingent payment obligations. In addition, if the Company is successful in completing the sale of its property held for sale, additional capital will be available.

PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

            None


ITEM 2.     CHANGES IN SECURITIES

            None


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None


ITEM 5.     OTHER INFORMATION

            None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                Page


            (a)     Exhibits
                    11.  Statement Regarding Computation of
                    Earnings Per Share                                        17

            (b)     Reports on Form 8K
                    None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               DATA I/O CORPORATION
                                                   (REGISTRANT)
DATED:   November 6, 1996



                                            By: /S/ Steven M. Gordon
                                               ---------------------
                                                 Steven M. Gordon
                                                  Vice President
                                            Finance and Administration
                                              Chief Financial Officer
                                             Chief Accounting Officer
                                              Secretary and Treasurer

                                  EXHIBIT INDEX


Exhibit
Number                              Title                            Page Number
-------    ------------------------------------------------------    -----------

  11       Statement Regarding Computation of Earnings per Share              17