Form 10-K
period 1996-12-26
DATA I/O CORP
filed 1997-03-21
CIK 351998

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



     For the fiscal year ended DECEMBER 26, 1996     Commission File No. 0-10394


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

                                Common Stock (No Par)
                    Series A Junior Participating Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                         ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                     Aggregate market value of voting stock held
             by non-affiliates of the registrant as of  February 25, 1997

                                     $32,470,833

  6,835,965 shares of no par value Common Stock outstanding as of February 25, 1997

                         DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Proxy Statement relating to its May 13, 1997, Annual Meeting of Stockholders are incorporated into Part III of this annual report on Form 10-K.

                                    Page 1 of 168
                               Exhibit Index on Page 60

                                 DATA I/O CORPORATION

                                      FORM 10-K
                     FOR THE FISCAL YEAR ENDED DECEMBER 26, 1996

                                        INDEX


Part I                                                                     Page
                                                                           ----

    Item 1.   Business                                                        3

    Item 2.   Properties                                                     21

    Item 3.   Legal Proceedings                                              21

    Item 4.   Submission of Matters to a Vote of Stockholders                21


Part II

    Item 5.   Market for Registrant's Common Stock and Related Stockholder
              Matters                                                        22

    Item 6.   Selected Five-Year Financial Data                              23

    Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      24

    Item 8.   Financial Statements and Supplementary Data                    31

    Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosures                                      48


Part III

    Item 10.  Directors and Executive Officers of the Registrant             49

    Item 11.  Executive Compensation                                         49

    Item 12.  Security Ownership of Certain Beneficial Owners and
              Management                                                     49

    Item 13.  Certain Relationships and Related Transactions                 49


Part IV

    Item 14.  Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K                                                       50


Signatures                                                                   59

Exhibit Index                                                                60

                                        PART I

ITEM 1.       BUSINESS

GENERAL

Data I/O-Registered Trademark- Corporation ("Data I/O" or the "Company") was incorporated in the State of Washington in 1969. The Company manufactures hardware and software products for semiconductor manufacturers and users of programmable integrated circuits ("IC" or "ICs"). Within this one predominant business segment, the Company offers three major product groups: (1) programming systems used by customers to handle, program, test and mark programmable ICs; (2) semiconductor equipment used to handle, transport and mark ICs; and (3) Electronic Design Automation ("EDA") software used to create application designs for programmable ICs. These three product groups are organized respectively under the Company's three divisions: (1) Programming Systems, (2) Semiconductor Equipment, and (3) Synario-Registered Trademark-Design Automation-TM-.

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


FORWARD-LOOKING STATEMENTS

Although most of the information contained in this report is historical, certain of the statements contain forward-looking information. To the extent these statements involve, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items, sell-through or backlog, forecasts of demand or market trends for the Company's various product categories and for the industries in which the Company operates or any other guidance on future periods, these statements are forward-looking and involve matters which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. These risks and uncertainties include product development or production difficulties or delays due to supply constraints, technical problems or other factors; technological changes; the effect of global, national and regional economic conditions; changes in operating system platforms of preference; the impact of competitive products and pricing; changes in demand; increases in component prices or other costs; inventory risks due to shifts in market demand, product obsolescence or other factors and a number of other risks including those identified by the Company under the caption "Risk Factors" in Item 1 and elsewhere in this report, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.


INDUSTRY OVERVIEW

GLOSSARY OF TERMS

Throughout this document industry-specific terminology and acronyms are used to facilitate understanding of the industries in which the Company operates. Below certain terms and acronyms are defined.

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

 Conventional An IC package where the pins are inserted through holes drilled Throughhole in a PCB. An example is a DIP (dual in line pin) package.
 IC

 Surface-     An IC package where the pins from the IC connect to the surface
 Mount IC     of a PCB.  Examples include PLCC (plastic leaded chip carrier),
              SOIC (small outline IC) and TSOP (thin small outline package).

PROGRAMMABLE INTEGRATED CIRCUITS AND PROGRAMMING SYSTEMS

During the last 20 years, the semiconductor industry has developed processes which continually have increased the number of functions and memory on a single chip of silicon. These chips, called integrated circuits, are a tiny complex of electronic components and connections which come in two types: fixed or programmable. The fixed type have a specific design incorporated during the manufacture of the circuit that cannot be changed and can only perform its specific predetermined fixed function.

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

The development of programmable ICs created the need for programming equipment to load the instructions into the physical IC. To accommodate the expanding variety of programmable ICs, programming equipment must have the capability to program the type of IC technology (how it physically accepts the information), the specific IC's set of features and functions, while also accommodating the IC's package type, including its specific size, pin arrangement and number of pins. Data I/O's programming equipment supports the vast majority of the thousands of different programmable ICs presently on the market. Additionally, as the number of programmable IC types and their applications expanded, and as programmable ICs became increasingly miniaturized, the demand for automated methods of handling, programming, and marking of programmable ICs increases. These programmable ICs are being used in high-volume manufacturing situations as the cost of programmable ICs declines relative to fixed ICs and the competitive environment causes the time-to-market to be increasingly critical. The ability of manufacturers to shorten their product's time-to-market improves with programmable ICs, as once the design for the programmable IC is finished it can be programmed immediately into the programmable IC and changes can be readily made. This avoids the expensive and time consuming process of setting up and fabricating the fixed type of ICs where any changes require that the process be restarted. Data I/O's automated programming and handling systems allow manufacturers to program numerous types of programmable ICs in a variety of packages in very high volumes.

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

ELECTRONIC DESIGN AUTOMATION ("EDA") SOFTWARE TOOLS

The evolution of programmable logic IC technology enabled engineers to fit an increasing number of large, complex functions into a single programmable IC. This higher level of integration reduces the size and cost, and increases the quality and reliability, of the electronic systems using these programmable ICs. With the adoption rate and complexity of programmable logic ICs growing rapidly, design engineers need software tools to speed up and lower the cost of the design process. EDA tools span the entire electronic design process from initial design through final test simulation. Data I/O's EDA software tools allow the design engineer to describe their design's behavior using concise, easy-to-understand expressions. The software then "prepares" the design for implementation in a particular programmable IC and stores the design in a standard format that can be used by a programmer. The programmer records the design into the programmable IC, and the programmed IC can then be used in the particular product or system for which it was designed.


PRODUCTS

The table below details the contribution the Company's three principal divisions made to total net sales for the last three fiscal years (in thousands of Dollars):

           Programming Systems           Semiconductor Equipment         Synario Design Automation
               Division (1)                    Division (2)                      Division (1)              Total Sales
         -------------------------      ----------------------------    ----------------------------    -----------------
                  Percent   Percent               Percent   Percent               Percent   Percent               Percent
Year    Amount    Growth    of Total    Amount    Growth    of Total    Amount    Growth    of Total    Amount    Growth
----    ------    ------    --------    ------    ------    --------    ------    ------    --------    ------    ------
1996   $51,122   (16.2%)      84.6%     $3,744      500%      6.2%      $5,557      26.3%     9.2%      $60,423    (8.5%)
1995   $61,005     4.6%       92.4%       $625       N/A      0.9%      $4,401      40.0%     6.7%      $66,031     7.4%
1994   $58,335    (6.3%)      94.9%        N/A       N/A       N/A      $3,143     235.1%     5.1%      $61,478    (2.7%)


-----

(1) Prior year's figures have been reclassified for comparability.

(2) The purchase of the assets of Reel-Tech-TM-, Inc. in August 1995 added semiconductor equipment to the Company's existing product lines. Semiconductor Equipment Division 1995 net sales are for four months compared to twelve months for 1996.

PROGRAMMING SYSTEMS

Data I/O's broad line of programming systems includes a wide variety of systems, modules and accessories, which can be grouped into three general categories: non-automated programming systems, non-automated parallel programming systems, and automated programming and handling systems. Its non-automated programming systems are single site IC programmers. Its non-automated parallel programming systems program multiple ICs at the same time, providing higher throughput. Its automated programming and handling systems program ICs, and also handle, test
and mark the ICs in high volumes.   With this broad range of capabilities,
Data I/O's systems can program more than 6,000 programmable ICs, which is the vast majority of the different types of programmable ICs currently on the market for both engineering (prototyping) and manufacturing applications.

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

The ChipLab-Registered Trademark- Project Programmer, introduced in August 1993, is a programming system designed and priced for individual engineers purchasing a programmer for a specific project. This contrasts with the 2900/3900 and UniSite which are intended for groups or departments. ChipLab runs directly from an engineer's personal computer as a peripheral, and is designed to be intuitive and easy to use.

The 2700 Programming System, introduced in 1995, was designed specifically for smaller engineering facilities. The 2700 is a lower-priced member of the 2900/3900 product family using the same proprietary universal socketing technology. Unlike the 2900 and 3900, but like the ChipLab, the 2700 runs directly from an engineer's personal computer as a peripheral.

The UniSite, 3900, 2900, 2700 and ChipLab share a similar software architecture and are supported by Data I/O's proprietary algorithm development tool. This tool, licensed by Data I/O to leading semiconductor manufacturers, allows
Data I/O and the manufacturers to work together efficiently and effectively to develop support for new programmable ICs as quickly as possible. The semiconductor manufacturers use this tool to develop programming instructions exclusively for Data I/O programmers, enhancing both the time-to-market of their programmable ICs, and Data I/O's support and enhancement efforts.

The Company is redesigning its entire non-automated programming system product line with a new generation of programmer technology which it expects to be available in the second half of 1997. These new products, based on a new proprietary programming architecture called DataSite-TM-, will include a family of single socket solutions for engineering applications, a multi-socket solution for use in production and programming support for the Company's new high-volume programming and handling systems. In addition, the Company announced on February 21, 1997 a worldwide distribution agreement with ICE Technology, Ltd., which produces a variety of low-priced non-automated IC programmers. The agreement allows Data I/O Corporation to sell, under its brand name, the ICE Technology-Registered Trademark-, Ltd. IC programmers on a worldwide basis.
This will provide Data I/O with a significant new entry to improve its competitive position in the low-priced segment of the programmer market. Data I/O expects to begin marketing these products by mid-1997.

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

The BoardSite-Registered Trademark- In-Circuit Programmer, introduced in November 1988, is a unique product that is designed to program or reprogram an entire circuit board full of programmable ICs while they are mounted on the board. This allows circuitry to be updated in the field, and also provides an alternative way for manufacturing operations to deal with programmable ICs. The product is available as a bench-top workstation or as a portable programmer for field applications.

AUTOMATED PROGRAMMING AND HANDLING SYSTEMS

Data I/O's ProMaster-Registered Trademark- line of equipment provides manufacturers with an automated method for handling, programming, testing and marking programmable ICs whether the ICs are housed in conventional throughhole or surface-mount packages. During manufacturing, the ProMaster's "pick-and-place" technology feeds the programmable ICs out of their protective media (trays or tubes); places them into the socket of the programmer; triggers programming; applies a label or marks the IC with a laser; sorts out the ICs which could not be programmed correctly; and loads correctly programmed ICs back into trays, tubes or onto special tape which is rolled onto reels. The ICs are then ready to be attached to printed circuit boards using other automated equipment.

The ProMaster 3000, introduced in January 1990, and the ProMaster 7000, introduced in July 1991, both address high throughput needs (a combination of volume and yield of correctly programmed ICs) for programming, testing and marking programmable ICs. They both support conventional throughhole and surface-mount packages with proprietary socketing technology that offers customers highly reliable production capacity at a relatively low-cost per IC. The ProMaster 3000 applies printed labels, while the ProMaster 7000 marks ICs with a laser. The ProMaster 7500, introduced in the fall of 1994, offers even higher speed and capacity by extending the ProMaster 7000 to include a second programmer allowing it to program two ICs at a time. Each of these ProMaster products use the AutoSite-TM- Production Programmer, which was the Company's first IC programmer specifically designed to be connected to and integrated with automated programming and handling systems.

The ProMaster 2500, introduced in September 1993, was the world's first fully-integrated system for programming, handling, testing and marking programmable ICs. Designed for medium-volume manufacturing applications, the ProMaster 2500 supports both conventional throughhole and popular surface-mount IC packages. The ProMaster 2500 internalized and integrated the programmer inside the system unlike the ProMaster 3000, 7000, and 7500 models that connect an AutoSite programmer. It uses labels to mark the ICs and is the Company's entry-level priced automated programming and handling system.

The ProMaster 9500, introduced in February 1995, is an automated programming and handling system for programming, testing and marking fine-pitch memory and microcontroller programmable ICs. The ProMaster 9500 was created to address extremely high-volume manufacturing of the new generation of highly miniaturized and fragile programmable ICs. The Company's handling technology results in the ProMaster 9500 touching the delicate pins of each IC only once, thereby greatly reducing the risk of damage that can be caused by even moderate handling. Its programming module features Data I/O's PSX-TM- parallel programming technology and can program up to 16 ICs simultaneously. The ProMaster 9500's flexible, modular design allows the user to create the configuration needed for the specific manufacturing operation.

The Company introduced the ProMaster 970, in February of 1997, a new fine-pitch automated programming and handling system. This product combines the newest technology in materials-handling with Data I/O's new generation of programming technology. It will allow electronics manufacturers to economically program and mark programmable ICs (including logic ICs) in high volumes. The Company is scheduled to begin production shipments of the ProMaster 970 in the third quarter of 1997. For smaller-scale manufacturers, the Company expects to introduce later in 1997 a new fine-pitch programming and handling system at a lower price than the ProMaster 970. Both of these new programming and handling systems will take advantage of the Company's new DataSite programming technology.

The Company also provides a complete line of labels for use with its automated programming and handling systems. These labels are custom manufactured by Data I/O for the ProMaster 2500, the ProMaster 3000 and their predecessors, the ProMaster 2000 and the AutoLabel 1000.

SOFTWARE

ABEL-Registered Trademark- (Advanced Boolean Expression Language), first released in March 1984, is an industry standard behavioral design entry software tool for PLDs and CPLDs. The Company also licenses, as options to ABEL, IC "fitters," which can further optimize or "fit" the design for the specific IC selected. The narrow focus of ABEL contrasts with the Company's Synario-Registered Trademark- software product, which is a full-featured integrated design tool that encompasses schematic design, behavioral design, simulation and synthesis for PLDs, CPLDs, FPGAs and printed circuit board designs.

PROGRAMMING SYSTEMS PRICING

The U.S. manufacturer's suggested list prices for Data I/O's non-automated programming systems range from approximately $1,000 for the ChipLab to $27,000 for a fully configured UniSite Universal Programmer. The ProMaster 2500 automated programming and handling system sells for approximately $47,000, while the ProMaster 9500 configured with tray, tube and tape and reel along with programming modules sells for approximately $600,000. The U.S. manufacturer's suggested retail price for the Company's ABEL software ranges from $500 for an entry-level version to $2,000 for the latest Windows version.

SEMICONDUCTOR EQUIPMENT

In acquiring the assets of Reel-Tech, Inc. in August 1995, Data I/O increased its range of products to include equipment used by semiconductor manufacturers in the handling, marking and transporting of ICs during the latter stage of their manufacturing process. Such automated equipment is critical when working with fine-pitch parts which have many fine pins extending from the IC package that can be easily damaged by improper handling. The Company's semiconductor equipment products are designed to utilize standard modules that can be configured to meet the specific needs of the customer. The technology used in the Semiconductor Equipment Division is highly compatible with the technology used in the Company's automated programming and handling system products.

Laser Markers:

The LM6000 is a high-volume in-tray laser marking system that marks all types of surface-mount ICs without removing them from the protective tray, providing maximum utilization of the laser and handling system and eliminating pin damage caused by handling.

The LM4000, introduced in January of 1996, is a high-volume laser marking system that handles ICs from tubes. It removes the ICs from the tubes, laser marks them and puts them in an output tube.

Media Transfer Equipment:

The TR3000MT is a tape and reel system which accommodates virtually all surface-mount ICs with tape widths of 8 to 56 millimeters. The TR3000MT transfers fine-pitch ICs from trays or tubes to tape and reel.

The MT7000 is a media transfer system for surface-mount ICs. This pick-and-place IC handler picks up, precises and transports the IC from one media type to another media type (trays, tubes or tape and reel) and can be customized to include other value-added processes such as programming and marking. The MT7000 is custom configured for each customer's specific manufacturing process.

SEMICONDUCTOR EQUIPMENT PRICING

Due to the wide range of individual requirements and the degree of customization for each system sold, prices are generally quoted individually for each specific system. The manufacturer's suggested list prices for systems vary but range from approximately $100,000 for a tape and reel system to as much as $325,000 for a laser marking station with options.

SYNARIO DESIGN AUTOMATION

The Company formed Synario Design Automation as an autonomous division in November of 1995 to focus solely on the Windows-based EDA market. This division's flagship product family, Synario, was originally introduced by the Company in 1993. Synario is a suite of Windows-based EDA tools used for designing applications for programmable PLDs through board-level design. The Synario Design Automation Division will continue to target the "mainstream" designers, many of whom are transitioning to new "top-down" design methodologies required for the new generation CPLDs and FPGAs.

Engineers use the Synario system, an automated EDA design tool set, to design custom applications for complex FPGAs and CPLDs, which are becoming increasingly popular. The driving philosophy behind the Synario design system is to offer "ready-to-use" solutions incorporating the best of each class of specific design application tools operating in a seamless design flow. The Synario system embodies a commitment to standards and to Windows-based personal computers ("PCs"). As a native Windows-based application, the Synario environment taps the power of today's 32-bit microprocessors, and provides users an intuitive, graphical interface and superior inter-tool communication.

Synario features include:

- PROJECT NAVIGATOR which builds into the Synario environment an understanding of the proper design flow for most major PLD, CPLD and FPGA architectures, automatically reconfiguring the design flow each time a designer changes architectures;

- FLEXIBLE HDL (HARDWARE DESCRIPTION LANGUAGE) AND SCHEMATIC DESIGN ENTRY which provides unsurpassed support for mixed-entry, allowing designers to start with high-level block diagrams, then select the design entry method most appropriate for each block, whether it's schematics, ABEL-HDL, VHDL (Very high-speed IC
HDL), equations, truth tables, state diagrams or any combination thereof;

- HDL-BASED SIMULATION OPTIONS which allow designers to select either Verilog or VHDL simulators from independent EDA tool developers, both of which are tightly integrated components of the Synario environment;

- DEVICE KITS for programmable IC architectures usually including: schematic symbols, simulation models, logic synthesis and IC-fitting technology, and place-and-route software, providing support from the major programmable IC suppliers, including Actel, Altera-Registered Trademark-, Atmel-Registered Trademark-, Cypress-Registered Trademark-, Lattice-Registered Trademark-, Lucent-Registered Trademark-, Motorola-Registered Trademark-, Philips-Registered Trademark-, QuickLogic-Registered Trademark-, Vantis-TM- and Xilinx-Registered Trademark-;

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


MARKETS AND CUSTOMERS

The Company's programming systems and EDA software products are used primarily by electronic equipment manufacturers and programming/distribution centers in the design and manufacturing of equipment for industrial, commercial and military applications, and its semiconductor equipment products are used by semiconductor manufacturers in manufacturing semiconductors. The Company estimates that during 1996, it sold products to approximately 4,000 customers throughout the world, none of which accounted for more than 10% of the Company's net sales. None of the Company's independent distributors, resellers or OEMs accounted for more than 5% of the Company's net sales.

PROGRAMMING SYSTEMS

In terms of total revenue, the Company believes that the worldwide market for conventional non-automated programming systems for engineering applications has been slightly declining or flat over the last several years due to a decline in average selling prices offset by growth in the number of units sold, particularly in the low-priced segment of the market. Over the last several years, increasing use of low-priced, limited device "project" programmers has lowered the barriers to entry in the IC programmer business. New competitors enter the market regularly, each trying to carve out a niche, causing downward price pressure and lowering the customers' perception of an acceptable price for a conventional non-automated programming system. Technological improvements in personal computers and design software tools cause engineering design teams to shift spending away from hardware tools to software design tools. These industry changes are adversely affecting the Company, especially because in the past, Data I/O's product line has been heavily oriented toward hardware tools and, within hardware tools, toward the higher-priced universal programming systems. The Company expects these trends in the conventional programming systems for the engineering market to continue for the foreseeable future. In response to these market developments over the last few years, the Company developed and released lower-cost product lines (ChipLab and 2700); entered into an agreement in 1997 to begin worldwide distribution of low-priced IC programmers from ICE Technology, Ltd.; added an entry-level non-automated parallel programming system (PSX400); reorganized the Company's distribution channels; and significantly reduced its overall cost structure.

However, the Company believes that recent changes in programmable IC technology, such as increasingly complex logic ICs, lower voltage requirements and higher pin counts, and the increasing need for higher quality and high volume programming by users of programmable ICs means that a significant market need for more sophisticated programmers will continue. The Company currently has development projects underway for a new generation of programmer technology to address the needs created by these technology changes.

The Company believes that the market for automated programming and handling systems in the manufacturing environment decreased during 1996 due to economic conditions that slowed down capital spending by electronics manufactures in the United States and Europe. The Company believes this economic slowdown has bottomed out and an up trend has started. The Company believes that in the electronic manufacturing market, the expanded use of programmable integrated circuits in the mid- to high-volume manufacturing environment and the proliferation of hard-to-handle surface-mount packages in a variety of types is causing a worldwide trend toward automation and integration of manufacturing processes. The Company believes this trend is attributable to a reduction in the cost of programmable ICs compared to fixed ICs, manufacturers' desire to improve the time-to-market for new and improved products, and increased functionality and miniaturization of programmable ICs. Because this is a newer market for the Company, the Company's participation in this growth depends upon the market's acceptance of its new products, its ability to understand and meet the changing needs of this market, and its response to and development of changes in technology. In addition, service, corporate reputation and product reliability are considered key decision making factors for customers considering automated systems. The Company believes that increased competition, in areas where new Data I/O product introductions are not scheduled to occur until 1997, such as the ProMaster 970, has affected its share of the market. Data I/O believes the breadth of its line of non-automated parallel programming systems and automated programming and handling systems, as well as the products under development, its worldwide service capabilities and technology leadership will keep the Company in a position to capitalize on the trend toward automation and integration of manufacturing processes. However, there can be no assurance that this trend toward automation will continue as anticipated, that the Company will be able to complete development of its new generation of programming products, that its new products will experience strong demand, that the Company will be able to anticipate and respond to changes in customer needs and new technologies or that the Company will otherwise effectively compete in the future.

SEMICONDUCTOR EQUIPMENT

The Company believes that economic conditions and capacity issues for semiconductor manufacturers resulted in an economic slowdown in capital spending for semiconductor manufacturing equipment in 1996. Reel-Tech, Inc. however, grew by approximately 40% in 1996. From 1991 to 1995, the overall semiconductor manufacturing equipment industry market grew at an average annual rate of approximately 23% in terms of sales, according to VLSI Research. The Company believes this to be a highly cyclical industry and believes that the economic slowdown has bottomed out and that the market has the prospect of favorable growth in 1997. The Company's semiconductor equipment products are used in the latter stage of the semiconductor manufacturing process, after the IC packages are virtually complete. The Company does not have independent market data on the specific industry niche markets in which it operates. However, the broader market for material handling equipment in the semiconductor industry is projected to grow at a compounded annual rate of 12.7% through the year 2001 according to VLSI Research.

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

SYNARIO DESIGN AUTOMATION

The EDA industry experienced approximately 25% growth in sales in 1996 and is projected to grow approximately 25% in 1997, according to Needham & Company. Based upon DataQuest market information published by ELECTRONIC ENGINEERING TIMES, the Windows-based EDA segment of the industry is projected to grow at a compound annual growth rate of approximately 40% from 1997 through 1999. A major factor contributing to this growth is the advent of higher performance microprocessors, such as the Intel-Registered Trademark- Pentium-Registered Trademark- processor family, and dramatically increased memory capacity. These advancements have made personal computers powerful enough to handle process intensive tasks such as simulation and synthesis, which formerly could be done only with UNIX-based tools with expensive workstations. With these advancements in personal computers, Windows-based EDA tools are attractive, less expensive options for design engineers.

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

The Company believes that the quality and relative ease of use of Synario, position it well in what the Company expects to be a growing market for Windows-based EDA products. Anticipating growth, the Company has made significant investments in new product development over the last few years, and has created the Synario Design Automation Division to better focus its efforts in this market.

SALES

The Company incorporated a new subsidiary of Reel-Tech, Inc. in Singapore in September of 1996 to provide sales and service support for its Semiconductor Equipment Division in the southeast Asia region. The Company closed its United Kingdom subsidiary at the end of 1996 and entered into an agreement with a distributor in the UK to sell the Company's programming systems products in the UK. This was a continuation of the Company's process of restructuring its sales operations that began in late 1993 to better align the Company with its evolving markets and customers, and to better position itself for the future. The Company has over this period increased its utilization of lower-cost telesales channels and value-added resellers ("VARs") while reducing its direct sales force.

A key element of the Company's distribution strategy for Synario is to partner with semiconductor vendors. The Company has entered into distribution or OEM agreements with several major semiconductor vendors whereby vendor-specific Synario products are bundled with the semiconductor vendor's devices for resale through their sales channels.

U.S. SALES

The Company markets its products throughout the U.S. using a variety of sales channels including its own direct field sales personnel, direct telesales organization, independent sales representatives, OEMs, and VARs. The Company's U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by the Company. OEMs and VARs purchase products directly from the Company for resale to customers. Sales are recognized by the Company at the time of shipment.

FOREIGN SALES

Foreign sales represented approximately 51% of net sales in 1996, 47% of net sales in 1995, and 46% of net sales in 1994 (see Note 12 of "Notes to Consolidated Financial Statements"). Foreign sales are made through the Company's wholly owned subsidiaries in Japan, Germany, Canada, Singapore and through the end of 1996, the United Kingdom, as well as independent distributors, VARs and sales representatives located in 32 other countries. Sales made through foreign subsidiaries are denominated in local currency and recognized when the subsidiary ships to the end-user. The Company's independent foreign distributors and VARs purchase Data I/O products in U.S. Dollars for resale; and the sale is recognized at the time of shipment to the distributor or VAR. Distributors and VARs are allowed to return a portion of their Data I/O product inventory for credit on future purchases, subject to limitations. As with U.S. sales representatives, sales made by international sales representatives are on an agency basis with shipments made directly to the customer by the Company. These sales are denominated in U.S. Dollars and are recognized at the time of shipment.

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

PROGRAMMING SYSTEMS

The Company believes that maintaining close relationships with programmable IC manufacturers, superior service, broad programmable IC support and the critical mass of a large installed base will enable Data I/O to maintain its leading position in the market for non-automated programming systems. The Company believes its share of this market may grow because of new technology and a broader product line. However, growth in the market may be limited, because much of the remaining market is fragmented both geographically and technologically. This situation will always allow smaller niche suppliers to exist and, in some markets, to thrive.

Although independent market information is not available, the Company believes that it has approximately 30% of the worldwide market share of revenue for non-automated programming systems including both the engineering and the parallel programming segments. This is based on information from studies performed and estimates made each year internally by the Company, brand awareness and brand preference studies published by Electronic Design Marketing Research and ECN Marketing, and market statistical information published by ELECTRONIC ENGINEERING TIMES. For the design engineering segment of the market for non-automated programming systems the Company has identified two groups of competitors. Based on information gathered internally, the Company believes approximately 10% to 20% of this market is served by vendor-specific non-automated programming systems supplied by the semiconductor manufacturers themselves. The remainder of the market is divided among several dozen, mostly regional, competitors. The most significant of these competitors are BP Microsystems, Logical Devices, Stag Microsystems, SMS, System General, Hi-Lo and Minato. Today, the competition for programming business is based primarily on the breadth of programmable IC support and price. Most new entrants compete based on price alone, because competing against the more established companies' IC support is quite expensive.

The Company does not have independent market information but has commissioned studies to obtain limited market data for the non-automated parallel programming systems market. Principal competitors in the non-automated parallel programming systems market are BP Microsystems, Elan, Minato, Hi-Lo, System General, Needhams Electronics and SMS. The Company believes that other firms, particularly in specific geographic regions, hold the dominant share of this market. The Company believes this is primarily due to the Company historically not having competitive products at the low-cost end of the market. The Company believes that it has the largest market share in the high-volume end of the non-automated parallel programming system market.

The market for automated programming and handling systems used in automated manufacturing operations is shared primarily by Data I/O, BP Microsystems in cooperation with Quad Systems and Unmanned Solutions in cooperation with SMS. In addition, Exatron manufactures handling systems that can be combined with a programmer which can be configured by the customer. Although independent market information is not available, the Company believes that it has approximately 70% of the worldwide market share of revenue for automated programming systems. The most important competitive criteria for this market segment are product reliability, service, IC and package support, throughput, ease of use and cost of ownership. The Company believes new Data I/O product introductions scheduled to occur in 1997, such as the ProMaster 970, and its line of automated programming and handling systems will help the Company better compete and capitalize on the trend toward automation and integration of manufacturing processes.

Recently, some high-volume manufacturers of products which incorporate programmable ICs have developed procedures to use very expensive testing equipment to program ICs after they have been installed on printed circuit boards. The Company believes that this programming technique, which is known as in-circuit programming, is currently being used to program a very small portion of the programmable ICs currently in use. The Company does not currently offer a programming product which is intended to be used for in-circuit programming by high-volume manufacturers, but is evaluating possible applications of its products and technologies to in-circuit programming. (See "Risk Factors - Technological Change.")

ABEL, the Company's software for designing PLDs, is an industry standard. The Company believes this reflects the fact that ABEL is the most "universal" tool in its market with support for the architectures of most major programmable logic manufacturers. Competitors of ABEL are products from MINC and Logical Devices.

SEMICONDUCTOR EQUIPMENT

In the semiconductor equipment industry market niche, in addition to price, there are four primary competitive factors: throughput, changeover time, availability and size of "footprint". The Company believes that its semiconductor equipment is superior to its primary competition with respect to availability and footprint. In terms of throughput and changeover time, the Company believes that its products compete well.

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

SYNARIO DESIGN AUTOMATION

In the Windows-based EDA industry market niche, key competitive factors include the universality of the tools, semiconductor manufacturer relationships and endorsements, integration with other tools and ease of use. The Company believes Synario Design Automation has advantages over its competitors in value, embedded expertise resulting in ease-of-use, distribution channels, tighter tool integration and relationships with semiconductor companies. Synario products provide a universal, easy-to-use, workstation-class design environment at a fraction of the cost of UNIX-TM--based EDA tools. Most Windows-based EDA suppliers provide limited tools at a comparable price or comparable tools at a much higher price.

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

Late in 1995 and during 1996, the Windows-based EDA market was further validated with product development announcements from major EDA players including Cadence-TM- Design Systems ("Cadence") and Mentor Graphics-Registered Trademark- and Synopsys-Registered Trademark-. Cadence has released their PCB layout product, Allegro, on Windows. Mentor Graphics announced a Windows based schematic package. Synopsys has announced FPGA Express, a Windows based FPGA synthesis solution, and has agreed to OEM the product to the Synario Design Automation Division as part of the Synario product line.


MANUFACTURING AND BACKLOG

During 1996, Data I/O operated two principal manufacturing operations. Its principal facility in Redmond, Washington manufactures automated and non-automated programming systems including component parts assembly, final assembly and testing. The Company's second manufacturing facility, located in Indianapolis, Indiana, manufactures semiconductor equipment. The Company closed its manufacturing facility in Anaheim, California during the first quarter of 1996 after having moved and consolidated the production of automated programming and handling systems to Redmond, Washington. The Company recorded the cost of this move and consolidation as part of a restructuring charge in 1993.

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

Most programming systems and software product orders are scheduled for delivery within one to 60 days after receipt of order. The ProMaster 9500 is generally scheduled for delivery within 60 to 90 days after receipt of order. Deliveries of semiconductor equipment are generally scheduled within 60 to 120 days from date of order. The Company's backlog of pending orders was approximately $4.2 million as of both December 26, 1996 and December 28, 1995.

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


RESEARCH AND DEVELOPMENT

Because Data I/O's future growth is, to a large extent, dependent upon the timely development and introduction of new products and its extensive support of the latest programmable ICs, the Company is committed to a substantial research and development program. Research and development activities include applied research, design of new products and continual enhancement and support of existing products. Data I/O has focused its efforts on applied rather than basic research, concentrating on technical innovation for long-term product requirements. The Company made expenditures for research and development of $10,944,000, $9,069,000 and $9,227,000 in 1996, 1995 and 1994, respectively,
representing 18.1%, 13.7%, and 15.0% of net sales, respectively.   The
percentage of research and development spending was abnormally high in 1996 because of the development of the new generation of products, particularly in programming systems.

The Company has currently directed its main product development efforts toward a new programming technology for a new generation of programming systems and for its automated programming and handling system products, enhancements to its semiconductor equipment products, and enhancements for its EDA software products. Substantial engineering resources are also being devoted to developing updates and upgrades for both programming systems and software products and providing IC support for new programmable ICs as they are introduced by semiconductor manufacturers.


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


EMPLOYEES

As of December 26, 1996, the Company had 403 total employees, of which 38 were located outside the U.S. Many of Data I/O's employees are highly skilled and the Company's continued success will depend in part upon its ability to attract and retain employees who are in great demand within the industry. At times, the Company, along with most other electronic equipment manufacturers and software developers, experiences difficulty in hiring and retaining experienced personnel. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees are represented by a collective bargaining unit and the Company believes relations with its employees are favorable.


ENVIRONMENTAL COMPLIANCE

The Company's facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment. Compliance with environmental laws has not had, nor is it expected to have, a material effect on capital expenditures, the financial position, the results of operations or the competitive position of the Company.


EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the executive officers of the Company as of February 28, 1996:

         Name                     Age            Position
         ----                     ---            --------

    William C. Erxleben           54             President
                                                 Chief Executive Officer
                                                 Secretary

    James J. David                53             Vice President
                                                 Worldwide Sales and Marketing
                                                 Programming Systems Division

    William J. Haydamack          54             Senior Vice President
                                                 Synario Design Automation
                                                 Division

    Susan S. Webber               42             Vice President
                                                 Quality and Human Resources

    Larry D. Vandendriessche      39             Vice President
                                                 Programming Systems Division

    Domenico Picone               58             Vice President
                                                 Operations

    Joel S. Hatlen                38             Corporate Controller
                                                 Chief Accounting Officer
                                                 Treasurer



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

James J. David joined the Company in May 1996 as Vice President of Worldwide Sales, Programming Systems Division and became Vice President of Worldwide Sales and Marketing in December 1996. From 1992 until joining the Company, Mr. David served as Vice President of U.S. Operations for Aldus Corporation, a software company. From 1989 until 1992, Mr. David was employed by ButtonWare, Inc., a software company, where in his last position he served as President. Prior to ButtonWare, Mr. David served in sales and marketing management positions with Egghead, Inc. and IBM.

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

Susan S. Webber joined the Company in April 1994 as Director of Quality and was given the responsibility for Human Resources in November of 1994. In December 1995, Ms. Webber was promoted to Vice President of Quality and Human Resources. From 1985 until joining the Company, Ms. Webber was employed by AG Communication Systems, a designer and manufacturer of telecommunications systems. Her most recent position was Quality Director. Prior to AG Communication Systems, Ms. Webber was with Motorola and was an Assistant Professor at the University of Nebraska.

Larry D. Vandendriessche joined the Company in January 1996 as Vice President and General Manager of the Programming Systems Division. From 1994 until joining the Company, Mr. Vandendriessche served as Vice President of Product Development for Plasti-Line, Inc., a producer of electronic and electromechanical display systems. From 1984 to 1994 Mr. Vandendriessche held various management positions at AT&T, most recently as the Director of Graphic Products in the NCR Microelectronic Products Division.

Domenico Picone joined the Company in May 1995 as Director of Operations. In December 1996, Mr. Picone was promoted to Vice President of Operations. From 1994 until joining the Company, Mr. Picone was employed by Spacelabs Medical, a
manufacturer of emergency room medical electronics.   His most recent position
was Manufacturing and Engineering Director. From 1979 to 1994, Mr. Picone was employed by Eldec Corporation, a manufacturer of avionics, where his last position was Director of Operations. Prior to Eldec Corporation, Mr. Picone held various manufacturing management positions at Diagnostic Information, Inc., Sony Corporation and Tektronix, Inc.

Joel S. Hatlen was named Chief Accounting Officer and Treasurer on February 20, 1997. Mr. Hatlen first joined Data I/O in September of 1991 as a Senior Tax Accountant. He was promoted to Tax Manager in November of 1992 and Corporate Controller in December of 1993. From 1981 to 1991 Mr. Hatlen was employed by Ernst & Young LLP, a certified public accounting and consulting firm. His most recent position there was Senior Manager.


RISK FACTORS

In addition to the other information in this report, the following risk factors should be carefully considered in evaluating the Company. See also the sections captioned "Forward-Looking Statements" in Item 1 and Item 7.

DEVELOPMENT, INTRODUCTION AND SHIPMENT OF NEW PRODUCTS

The Company is scheduled to complete development of, introduce and ship several new engineering and automated programming and handling system products in 1997. Successful introduction of these products requires the Company to complete development of a new programming system architecture which will be common to all of these new products. In addition, the Company relies on third parties for key portions of the robotics to be used in its new automated handling and programming systems. There can be no assurance the Company will not encounter significant technological, supplier, manufacturing or other problems which will cause the introduction or production of its new products to be delayed. Also, as the Company's customers anticipate the introduction of new products, sales of the Company's existing products may be adversely affected. Accordingly, delays in the completion and shipment of new products, or unfavorable customer acceptance of such products, will likely result in a decline in sales in 1997.

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

TECHNOLOGICAL CHANGE

The markets for the Company's programming systems, semiconductor equipment and EDA software products are characterized by rapid technological change and evolving industry standards, and are highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. New and changed technologies may result in products that contain defects or errors which may give rise to product liability claims or be detrimental to market acceptance of such products. The Company's success depends on its ability to anticipate changes in technology, IC package types, electronics equipment manufacturing practices, software platform preferences and industry standards and to develop and introduce successfully new and enhanced products on a timely basis. Also, to the extent that more rigid standards are established in the programmable IC industry, the value-added element of the Company's products and support services could be decreased. If such decreases occur, or if the Company is unable, for technological or other reasons, to develop products in a timely manner in response to changes in the industry or if products or product enhancements that the Company develops contain defects or errors or do not achieve market acceptance, the Company's business, financial condition and results of operations will be materially and adversely affected.

DEPENDENCE ON BROAD ACCEPTANCE OF MS WINDOWS OPERATING SYSTEM IN THE DESKTOP EDA MARKET

The Company believes that the desktop EDA market is at the beginning of a trend toward the use of the Microsoft-Registered Trademark- Windows operating systems, and anticipates that the use of Windows-based products in the EDA market will continue to expand. Accordingly, all of the new EDA software products introduced by the Company during 1996, and all of the EDA software products the Company is currently developing, are designed for use on Microsoft's Windows 3.1 and 3.11, Windows NT and Windows 95 operating systems. Any factor adversely affecting the demand for, or use of, the Microsoft Windows operating systems for EDA applications or in general, could have a material adverse effect on the Company. Further, any changes to the underlying components of the Microsoft Windows operating systems that would require changes to the Company's products would have a material adverse effect on the Company's business if the Company were unable to successfully develop and implement such changes in a timely fashion, or if the Company's products, as changed, failed to gain market acceptance.

ECONOMIC AND MARKET CONDITIONS

The Company's business depends on capital spending and other economic cycles that affect the users and manufacturers of ICs. This industry is highly cyclical and characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Segments of this industry, in each of the United States, Europe and Japan, have from time to time experienced significant economic downturns characterized by decreased product demand, reductions in capital expenditures, production over-capacity, price erosion, work slowdowns and layoffs. In addition, portions of this industry have experienced downturns at different times. The Company believes that there was a slowdown in capital spending by electronics manufacturers in the United States and Europe during 1996. The Company's operations may in the future reflect substantial fluctuations from period-to-period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect upon the Company's business, financial condition and results of operations.

COMPETITION

The markets for the Company's products are highly competitive. Competitors for the Company's semiconductor equipment and EDA software products include a number of established companies that may have significantly greater financial, technical, manufacturing and marketing resources than the Company. The Company's competitors may have well established relationships or strategic affiliations which give them certain competitive advantages. Advances in technology have reduced the barriers of entry into the programming systems markets, resulting in new competitors who compete for certain market niches.
The Company expects competition to increase from both established and emerging companies. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect its profitability or financial performance.

DEPENDENCE ON IC MANUFACTURERS

The Company maintains close working relationships with semiconductor manufacturers to ensure that the Company's programming systems use programming methodology that complies with each semiconductor manufacturer's specifications. In addition, many semiconductor manufacturers endorse Data I/O programming systems as equipment that they recommend for end-user applications as well as for use in their own development and production environments. These relationships enable Data I/O to keep its programming systems product line up-to-date with the latest technology and to provide end-users with broad and current programmable IC support. Any adverse change in the relationships that the Company maintains with semiconductor manufacturers could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON SUPPLIERS

Certain components used in the Company's products, including but not limited to robotics and certain other custom components, are currently available only from single sources, and other components are available from only a limited number of sources. To date the Company has been able to obtain adequate supplies of these components and maintain inventories of its more critical components, in certain instances through negotiated contractual relationships or parts allocations from suppliers. However, the Company's inability in the future to develop alternative sources or to obtain sufficient single or limited-source components could result in delays or reductions in product introductions or shipments, which could have a material adverse effect on the Company's operating results. The Company has limited ability to avoid or offset future price increases by suppliers of key components. Accurate production forecasts are required to ensure that adequate component supplies are available in a timely manner, particularly in those instances where component suppliers require long lead times. There can be no assurance that the Company will be able to accurately forecast its production schedule in the future. If the Company were to experience significant delays, interruptions or reductions in its supply of key components, or unfavorable price terms, its business, financial condition and results of operations could be materially adversely affected.

RELIANCE ON THIRD PARTY DISTRIBUTION CHANNELS

The Company has limited internal sales personnel. The Company is dependent on third party manufacturers' representatives, OEMs, VARs and international distributors (collectively, "Third Party Distributors") for the majority of its domestic and international sales. Accordingly, the Company is dependent upon the continued viability and financial stability of these Third Party Distributors. Because most of the Company's products are used by highly skilled professional engineers, effective Third Party Distributors must possess sufficient technical, marketing and sales resources and must devote their resources to sales efforts, customer education, training and support. Only a limited number of potential Third Party Distributors meet these criteria. In addition, the Company's relationship with its Third Party Distributors is usually established through a formal contractual agreement, which generally may be terminated by either party without cause upon minimal notice. There can be no assurance that the Company will be able to attract and retain a sufficient number of qualified Third Party Distributors to successfully market the Company's products, and the failure to do so would have a material adverse effect on the Company's business, financial condition and results of operations.

INTERNATIONAL OPERATIONS

International sales represented approximately 51% of the Company's total revenue for the fiscal year ended December 26, 1996, and the Company expects that international sales will continue to account for a significant portion of its net revenue in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and taxes, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, compliance with any applicable export licensing requirements and other trade barriers, as well as political and economic instability. The European Community and European Free Trade Association have established certain electronic emission and product safety requirements ("CE"). Certain of the Company's products have not yet met these requirements. Failure to obtain either a CE mark or a waiver for any products may prevent the Company from marketing such products in Europe. Moreover, gains and losses on the conversion to U.S. Dollars of receivables and payables arising from international operations may contribute to fluctuations in
the Company's results of operations.   In
addition, if for any reason exchange or price controls or other restrictions on their currencies were imposed, the Company's business, financial condition and results of operations could be adversely affected. Moreover, currency exchange fluctuations in countries in which the Company has wholly owned subsidiaries may have a material adverse effect on the Company's investment in those subsidiaries.

PROTECTION OF INTELLECTUAL PROPERTY

Refer to the section captioned "Patents, Copyrights, Trademarks and Licenses" above.

MANAGEMENT OF GROWTH

The Company plans to continue to expand its product lines, focus increased efforts on marketing and distribution and pursue strategic acquisitions and relationships. The Company's growth plans will present management, competitive and other challenges to the Company's executive management and employees. There can be no assurance that the Company will be able to achieve its planned expansion goals or manage its growth effectively. The Company's failure to manage growth effectively could have a material adverse effect on its business, financial condition and results of operations.

FUTURE ACQUISITIONS

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

ITEM 2.       PROPERTIES

Data I/O's headquarters and principal facility is a 96,000 square foot building on approximately 79 acres of land, which is owned by the Company and located in Redmond, Washington. In September 1991, the Company engaged the services of a real estate broker and began a formal process of negotiating to sell excess land at its headquarters. This land has been classified as Land Held for Sale in the Company's financial statements. In order to enhance the land's marketability, the Company listed its entire Redmond headquarters property in 1995, including the building, as available for sale with long-term lease back provisions on the building. The Company announced on July 18, 1996 that it had entered into an agreement to sell the headquarters property and enter into a ten year lease back arrangement of the building with options for an additional ten years. Closing of this transaction had been expected to occur by the end of 1996 but has been postponed due to delays in receiving regulatory approvals necessary for development of the property. Closing of the sale remains subject to a number of conditions and contingencies. The Company has granted an extension of the due diligence period to April 20, 1997, subject to certain payments from the buyer. See Note 4 of "Notes to Consolidated Financial Statements."

The Company currently leases approximately 12,000 square feet of space for its semiconductor equipment manufacturing facility in Indianapolis, Indiana. In addition, approximately 15,000 square feet is leased at four foreign sales and service locations.


ITEM 3.       LEGAL PROCEEDINGS

Nothing to report.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matters were submitted for a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 26, 1996.

                                       PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS


The following table shows, for the periods indicated, the market sales price range for the Company's common stock as reported by the Nasdaq National Market tier of The Nasdaq Stock Market (Nasdaq symbol is DAIO).


        Period                                               High         Low
        ------                                               ----         ---

1996    Fourth Quarter                                      $5.63       $4.00
        Third Quarter                                        6.00        4.38
        Second Quarter                                       6.88        5.13
        First Quarter                                        7.75        5.38

1995    Fourth Quarter                                      $8.88       $6.00
        Third Quarter                                       12.63        7.63
        Second Quarter                                       9.63        4.88
        First Quarter                                        6.00        4.38

The approximate number of shareholders of record and approximate number of beneficial shareholders of record at February 25, 1997 was 1,019 and 4,700 respectively.

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

ITEM 6.  SELECTED FIVE-YEAR FINANCIAL DATA

                                                                         YEAR ENDED
-------------------------------------------------------------------------------------------------------------
                                                   DEC. 26,    DEC. 28,    DEC. 29,    DEC. 30,    DEC. 31,
(in thousands, except employee and per share data)   1996        1995        1994        1993       1992 (1)
-------------------------------------------------------------------------------------------------------------
FOR THE YEAR:
  Net sales                                         $60,423     $66,031     $61,478     $63,186     $69,337
  Gross margin                                       29,897      35,433      33,094      31,775      39,292
  Research and development                           10,944       9,069       9,227       9,700       7,797
  Selling, general and administrative                19,765      20,411      20,032      26,094      26,872
  Write-off of acquired in-process R&D (2)                          825
  Provision for business restructuring (3)                         (400)                  6,120
  Operating income (loss)                              (812)      5,528       3,835     (10,139)      4,623
  Non-operating (income) expense                         59        (125)        134       2,218         310
  Income (loss) before taxes, extraordinary item
    and cumulative effect of accounting change         (871)      5,653       3,701     (12,357)      4,313
  Income tax expense (benefit)                          230         892         975        (700)      1,445
  Income (loss) before extraordinary item and
    cumulative effect of accounting change           (1,101)      4,761       2,726     (11,657)      2,868
  Extraordinary item, net of tax (4)                                                                 (1,675)
  Cumulative effect of accounting change (5)                                                400
  Net income (loss)                                 ($1,101)     $4,761      $2,726    ($11,257)     $1,193
-------------------------------------------------------------------------------------------------------------
AT YEAR-END:
  Working capital                                   $10,054     $12,005     $10,038      $3,582      $9,940
  Total assets                                      $39,319     $44,776     $43,487     $43,025     $49,702
  Long-term debt (6)                                 $1,500      $1,500      $1,500      $1,500
  Total debt                                         $1,605      $1,617      $1,940      $3,867      $3,422
  Stockholders' equity                              $22,559     $25,929     $24,343     $21,183     $31,343
  Number of employees                                   403         401         379         445         517
-------------------------------------------------------------------------------------------------------------
COMMON STOCK DATA:
  Earnings per share:
    Income (loss) before extraordinary item and
      cumulative effect of accounting change         ($0.16)      $0.60       $0.37      ($1.63)      $0.40
    Net income (loss)                                ($0.16)      $0.60       $0.37      ($1.57)      $0.17
  Book value per share at year end                    $3.33       $3.66       $3.28       $2.92       $4.46
  Shares outstanding at year end                      6,778       7,084       7,432       7,250       7,030
  Weighted average shares outstanding                 6,857       7,879       7,420       7,170       7,117
-------------------------------------------------------------------------------------------------------------
KEY RATIOS:
  Current ratio                                         1.7         1.7         1.6         1.2         1.6
  Gross margin to sales                                49.5%       53.7%       53.8%       50.3%       56.7%
  Operating income (loss) to sales                     (1.3%)       8.4%        6.2%      (16.0%)       6.7%
  Net income (loss) to sales  (7)                      (1.8%)       7.2%        4.4%      (18.4%)       4.1%
  Return on average total assets (7)                   (2.6%)      10.4%        6.4%      (23.7%)       6.1%
  Return on average stockholders' equity  (7)          (4.6%)      18.2%       12.3%      (39.3%)       9.5%
-------------------------------------------------------------------------------------------------------------

FOOTNOTES:
(1) Fiscal 1992 was a 53 week year.
(2) For further discussion, see Note 6 of "Notes to Consolidated Financial Statements."
(3) For further discussion, see Note 2 of "Notes to Consolidated Financial Statements."
(4) Net of tax write down of the value of land due to a Sensitive Area Ordinance by the City of Redmond.
(5) Cumulative effect of a change in accounting for income taxes to SFAS 109.
(6) For further discussion, see Note 7 of "Notes to Consolidated Financial Statements."
(7) Computed based on net income (loss) before cumulative effect of accounting change and extraordinary item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL


SHARE REPURCHASE PROGRAM

The Company announced on October 27, 1995 a share repurchase program which authorized the Company to repurchase up to 7.5% (approximately 570,000 shares) of its outstanding shares of common stock. The Company announced on February 21, 1996 that the Board of Directors had authorized the Company to repurchase up to an additional 8% (approximately 570,000 shares) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Purchases may commence or be discontinued at any time and the Board may withdraw its authorization at any time. At December 26, 1996, the Company had repurchased an aggregate of 1,015,700 shares for approximately $7.1 million since October of 1995.

SALE OF HEADQUARTERS PROPERTY

The Company announced on July 18, 1996 that it had reached an agreement to sell the approximately 79 acres of land and 96,000 square foot building comprising its Redmond, Washington headquarters campus for approximately $14.0 million to a major real estate company. The transaction will include a leaseback of the building by Data I/O for ten years with options for an additional ten years.
The Company had been marketing a portion of the land on its headquarters campus for the past five years and in 1995 decided to market the building with long-term leaseback provisions on the building to enhance the value of the entire property.

Closing of this transaction had been expected to occur by the end of 1996 but has been postponed due to delays in receiving regulatory approvals necessary for development of the property. Closing of the sale remains subject to a number of conditions and contingencies. The Company has granted an extension of the due diligence period to April 20, 1997, subject to certain payments from the buyer. As closing of the sale is subject to a number of conditions and government approvals, there can be no assurance that the sale will be consummated. If consummated, this sale is expected to result in a pre-tax gain of approximately $5.8 million. Approximately $2.0 million of this gain would be recognized upon the closing of the sale, with the balance amortized over the initial ten-year lease term. The Company expects to realize approximately $12.0 million in cash after payment of transaction fees and income taxes.

FORWARD-LOOKING STATEMENTS

Although most of the information contained in this report is historical, certain of the statements contain forward-looking information. To the extent these statements involve, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items, sell-through or backlog, forecasts of demand or market trends for the Company's various product categories and for the industries in which the Company operates or any other guidance on future periods, these statements are forward-looking and involve matters which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. These risks and uncertainties include product development or production difficulties or delays due to supply constraints, technical problems or other factors; technological changes; the effect of global, national an regional economic conditions; changes in operating system platforms of preference; the impact of competitive products and pricing; changes in demand; increases in component prices or other costs; inventory risks due to shifts in market demand, product obsolescence or other factors and a number of other risks including those identified by the Company under the caption "Risk Factors" in Item 1 and elsewhere in this report, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

RESULTS OF OPERATIONS

NET SALES


                                                 Years Ended                          Years Ended
                                        --------------------------------    -------------------------------
Net sales by division  (in thousands)    1996        1995       % Change     1995        1994      % Change
-------------------------------------   -------     -------     --------    -------     -------    --------
Programming Systems Division:

  Non-automated programming systems     $36,029     $41,400      (13.0%)    $41,400     $43,756       (5.4%)

  Automated programming systems          15,093      19,605      (23.0%)     19,605      14,579       34.5%
                                        -------     -------     -------     -------     -------     -------

Total Programming Systems Division       51,122      61,005      (16.2%)     61,005      58,335        4.6%

Synario Design Automation Division        5,557       4,401       26.3%       4,401       3,143       40.0%

Semiconductor Equip. Div.  (Reel-Tech)    3,744         625      500.0%         625
                                        -------     -------     -------     -------     -------     -------

Net sales                               $60,423     $66,031       (8.5%)    $66,031     $61,478        7.4%
                                        -------     -------     -------     -------     -------     -------


                                                 Years Ended                          Years Ended
                                         --------------------------------    -------------------------------
Net sales by location   (in thousands)   1996        1995      % Change      1995        1994      % Change
--------------------------------------  -------     -------    --------     -------     -------    --------

United States                           $29,572     $35,280      (16.2%)    $35,280     $32,930        7.1%

  % of total                               48.9%       53.4%                  53.4%       53.6%

International                           $30,851     $30,751        0.3%     $30,751     $28,548        7.7%

  % of total                               51.1%       46.6%                  46.6%       46.4%
------------------------------------------------------------------------------------------------------------

1996 VS. 1995

The Company experienced an overall decline in sales and orders for the Company's products during 1996. Orders declined approximately 11% to $58.5 million in 1996, compared with $65.7 million in 1995.

The Company believes the declines in overall Programming Systems Division sales and orders were primarily due to a slowdown in capital spending by electronics manufacturing companies in the United States and Europe which reduced the demand for the Division's products. The Company believes that the economic slowdown in capital spending for electronics manufacturing equipment has bottomed out and is beginning to turn upward. The Company believes that increased competition, in areas where new Data I/O product introductions are not scheduled to occur until 1997, or where products are nearing the end of their product life cycles, is also affecting sales. The Company's current expectations are that these new products will not be available in production quantities until the second half of 1997 and early 1998. In addition, the Company believes the declines in non-automated programming systems also reflect the continuing market shift away from the Company's traditional line of higher-priced IC programmers for the engineering market, toward lower-priced programmers.

The Company believes the market shift toward lower-priced IC programmers has been caused in part by advances in semiconductor processing technology that have lowered the barriers to entry in the programmer business over the last several years. This has caused new market entrants to appear regularly, each trying to carve out a niche. New entrants cause downward price pressure, and each cycle of new competitors lowers the acceptable price of a conventional IC programmer in the customer's view. In addition, the Company believes that technological improvements in personal computers and design software tools have caused a shift in the demand for IC design tools by engineering design teams away from hardware tools in favor of increased software design tools. These industry changes had, and are continuing to have, an adverse effect on the Company's IC programmer sales and gross margins, especially because the Company's products historically have been oriented toward hardware tools and, within hardware tools, toward higher-priced IC programmers.

However, the Company believes that recent changes in programmable IC technology, such as increasingly complex logic ICs lower voltage requirements and higher pin counts, and the increasing need for higher quality and high volume programming by users of programmable ICs means that there is a significant market need for more sophisticated programmers and automated programming systems. The Company currently has development projects underway for new programmer and automation technology to address the needs created by these technology changes.

The Company believes the decline in overall automated handling systems sales and orders in 1996 were primarily due to the slowdown in capital spending by electronics manufacturing companies. The Company believes that in the electronic manufacturing market, the expanded use of programmable integrated circuits in the mid- to high-volume manufacturing environment and the proliferation of hard-to-handle surface-mount packages in a variety of types is causing a worldwide trend toward automation and integration of manufacturing processes. The Company believes that increased competition, in areas where new Data I/O product introductions are not scheduled to occur until 1997, such as the ProMaster 970, is affecting sales. The Company continues to believe that its product line, as well as the products under development, its worldwide service capabilities, and technology leadership will keep the Company in a position to capitalize on the trend toward automation and integration of manufacturing processes.

The Company believes the sales growth in the Synario Design Automation Division's software products, including Synario and ECS, is due to greater market acceptance of Windows based EDA software products as well as continued product enhancements. Synario is targeted at the change in the industry demand toward greater usage of software products and at the Company's belief in the emerging Windows-based EDA market. The Company believes Synario is well positioned to take advantage of the adoption of the Windows environment by users of EDA software tools.

Sales growth in the Company's Semiconductor Equipment Division products was due to having a full year of sales in 1996 after the purchase of Reel-Tech in August of 1995. Sales for the fourth quarter of 1996 grew 55% compared to the fourth quarter of 1995. During April of 1996, the Company moved and expanded the Indianapolis, Indiana factory to provide additional capacity. The Company believes that a slowdown in capital spending due to overcapacity and price competition by DRAM semiconductor manufacturers, among Reel-Tech's primary
customers, has slowed the growth of Reel-Tech in recent quarters.   The Company
believes that this slowdown has bottomed out, which is supported by Reel-Tech, Inc. experiencing increased bookings in the fourth quarter.

The Company experienced a small increase in international sales during 1996 due to increased sales in Asia, which were partially offset by declining sales in Europe due to the slowdown in capital spending by electronics manufacturing companies in Europe and the negative impact of foreign currency exchange rate changes. The foreign currency exchange rate changes reduced sales by approximately $1.3 million during 1996 compared to 1995. These declines were due primarily to rate changes for the German Mark and the Japanese Yen. When the U.S. Dollar is stronger, sales of the Company's products in local currency translate into fewer U.S. Dollars. However, offsetting the revenue translation impact is the translation of local currency costs and expenses.

1995 VS. 1994

Programming Systems Division products experienced year-over-year revenue growth due primarily to increased sales of automated programming and handling systems which was partially offset by a decline in sales of the Company's non-automated programming systems and the Company's older software design tools. The addition of Semiconductor Equipment Division products, obtained as part of the Reel-Tech acquisition in August of 1995, also provided incremental sales growth.

The Company experienced decreased sales for the non-automated programming systems products used primarily in the engineering market. Partially offsetting this decline was an increase in sales of non-automated parallel programming systems used in the manufacturing market. The overall decline reflects the continuing market shift, technology changes and competitive situation discussed
above for 1996.   Sales of the Company's Programming Systems Division software products decreased by 28% in 1995 compared to 1994 which contributed to the decline in the non-automated programming systems products. The Company's older software design tools, including ABEL and FutureNet, declined due to competitive pricing pressures, product aging and the discontinuation of the FutureNet product.

The Company believes the growth in sales of the Company's automated programming and handling systems for the manufacturing environment increased due to a trend toward the expanded use of programmable ICs in high-volume manufacturing situations. The Company believes this trend is due to a reduction in the cost of programmable ICs relative to fixed ICs, the desire of manufacturers to improve the time-to-market for new and improved products, and the increased functionality and miniaturization of programmable ICs. A market shift in the ProMaster product mix toward higher-priced models also contributed to the sales increase. The Company's most recently introduced products, ProMaster 9500, ProMaster 7500, ProMaster 2500 and Tape and Reel, provided this growth during 1995.

The Company believes the sales growth in the Synario Design Automation Division software products, including Synario and ECS, was due to greater market acceptance of Windows-based EDA software products as well as product enhancements.

Sales of the Company's Semiconductor Equipment Division products, acquired as part of the Reel-Tech acquisition, were approximately $625,000. The Company believes the market for semiconductor equipment experienced strong growth in 1995 as semiconductor manufacturers expanded capacity in response to demand for ICs.

International sales were favorably impacted by foreign currency translation which increased sales by approximately $1.3 million in 1995 compared to 1994, primarily due to rate changes for the German Mark and the Japanese Yen which strengthened relative to the U.S. Dollar during 1995.


GROSS MARGIN

  (in thousands)                1996      Change    1995      Change    1994
--------------------------------------------------------------------------------
  Gross margin                 $29,897   (15.6%)   $35,433     7.1%    $33,094
  Percentage of net sales       49.5%               53.7%               53.8%
--------------------------------------------------------------------------------


1996 VS. 1995

The gross margin decreased in Dollars and as a percentage of sales during 1996 compared to 1995. The decrease in gross margin is due primarily to lower volumes, lower product margins and increases in inventory reserves. The relatively high fixed component of cost of goods sold causes any swing in total volume to have a significant impact on gross margin. The shift in mix of product revenues from higher-priced and higher-margin non-automated programming systems to the lower-priced alternatives has lowered the overall product gross margins. Also contributing to the decline of gross margin was the strengthening of the U.S. Dollar in relation to the Japanese Yen and the German Mark, in which approximately 17% of the Company's sales are denominated.

1995 VS. 1994

The gross margin increased in Dollars during 1995 compared to 1994 while staying approximately the same as a percentage of sales. The increase in gross margin Dollars is due primarily to the increase in sales volume. The Company experienced improved gross margins on automated programming and handling system products in 1995 due to increased volume and a shift toward higher-priced models. Offsetting this improvement is a shift in the mix of sales of the Company's non-automated programming systems products from higher-priced, higher-margined products toward lower-priced alternatives which has lowered the overall margins for this product line. The shift in the product mix to a lower overall percentage of software sales, which have higher gross margins, has had an additional offsetting impact. In addition, the gross margin on the ProMaster 9500 was below that of the Company's traditional automated programming and handling systems due to higher material and labor costs. Finally, gross margin was favorably affected by improvements due to the positive currency effects of a weaker U.S. Dollar.

RESEARCH AND DEVELOPMENT

  (in thousands)                1996      Change     1995     Change     1994
--------------------------------------------------------------------------------
  Research and development    $10,944      20.7%    $9,069    (1.7%)    $9,227
  Percentage of net sales      18.1%                13.7%                15.0%
--------------------------------------------------------------------------------

1996 VS. 1995

Research and development spending increased both in amount and as a percentage of sales in 1996 compared to 1995. The spending increase is primarily due to the inclusion of expenses for the Company's Reel-Tech subsidiary acquired in August of 1995, additional product development projects, including those related to products slated for introduction in 1997, and additional engineering staff compensation costs. The Company expects to continue its significant investment in research and development, especially for projects related to planned 1997 product introductions.

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

The charge for in-process research and development acquired as part of the August 1995 Reel-Tech acquisition of $825,000 is not included in research and development expense.


SELLING, GENERAL AND ADMINISTRATIVE

(in thousands)                  1996      Change     1995     Change     1994
--------------------------------------------------------------------------------
Selling, general and
  administrative             $19,765    (3.2%)    $20,411    1.9%     $20,032
Percentage of net sales       32.7%                30.9%               32.6%
--------------------------------------------------------------------------------

1996 VS. 1995

The decrease in selling, general and administrative expenditures during 1996 relative to 1995 is primarily due to decreased commissions, incentive compensation and decreased expenses in the Company's foreign offices, due in part to currency rate changes. Partially offsetting this is the inclusion of expenses for the Company's Reel-Tech subsidiary acquired in August of 1995.

1995 VS. 1994

The actual Dollar increase in selling, general and administrative expenditures in 1995 was due to increased marketing and promotion expenditures, increased commissions resulting from the sales volume increase and increased expenses in the Company's foreign offices due to currency rate changes. Partially offsetting this increase were reductions in spending due to the Company's restructuring efforts.

BUSINESS RESTRUCTURING

During the fourth quarter of 1993, the Company recorded a pretax charge of $6.1 million related to the restructure of its sales and distribution channels, downsizing its operations to a level consistent with anticipated lower sales and product margins, and consolidation and outsourcing certain manufacturing processes. Of the total $6.1 million restructuring charge, the Company paid approximately $1.5 million in cash in 1993 (including approximately $300,000 of previously accrued vacation and pension payments), $2.1 million in 1994 (including approximately $200,000 of previously accrued vacation and pension payments), $855,000 in 1995, $653,000 in 1996 and expects to pay the balance of approximately $312,000 in 1997. In addition, since inception of the restructuring, the Company recorded approximately $800,000 in asset write-downs related to its restructuring.

During the fourth quarter of 1996, the Company continued its restructuring activities related to its sales and distribution channels by closing its sales and service operation in the United Kingdom. The lease termination, loss on equipment disposition, severance, and closure expenses of approximately $285,000 were charged to operations. Offsetting this charge was a reversal of certain amounts provided for in the original restructuring for outsourcing certain manufacturing processes which will not be used. Other than remaining abandoned lease obligations which runs out over the next year, the 1993 restructuring has been completed.

During the fourth quarter of 1995, asset and accrued liability accounts associated with the plan were adjusted such that the total restructuring costs were lowered by $400,000 or 7% of the original plan. The restructuring plan changed, in 1995, primarily as the Company experienced difficulties in proceeding as planned on outsourcing certain manufacturing processes. The effect of this in 1995, was a delay in accomplishing portions of the outsourcing plan, resulting in continued usage of certain production equipment beyond the time that was originally planned, as well as reductions in originally contemplated costs.


INTEREST

(in thousands)                    1996      Change    1995      Change    1994
--------------------------------------------------------------------------------
  Interest income                 $199      (50.0%)   $398      176.4%    $144
  Interest expense                $256       (6.2%)   $273        0.0%    $273
--------------------------------------------------------------------------------

1996 VS. 1995

Interest income decreased during 1996 compared with 1995, primarily due to a decrease in the average level of funds available for investment and a decrease in the average investment interest rates.

1995 VS. 1994

Net interest income increased in 1995 to $125,000. This increase relates to increased interest income from investment of higher cash balances and from funds being invested at higher average interest rates during the year.


INCOME TAXES


(in thousands)                     1996     Change     1995     Change    1994
--------------------------------------------------------------------------------
  Income tax expense               $230     (74.2%)    $892     (8.5%)    $975
  Effective tax rate              26.4%               15.8%              26.3%
--------------------------------------------------------------------------------

1996 VS. 1995

The effective income tax rate for 1996 differed from the expected benefit at the statutory 34% tax rate primarily due to the establishment of additional tax valuation reserves. The additional valuation reserves were due to an inability to record a benefit for foreign tax credit carryforwards and alternative minimum tax credit carryforwards as well as the reduced ability to offset reversing temporary differences against 1995 taxable income after carrying back the 1996 tax loss. See Note 11 of "Notes to Consolidated Financial Statements."

The Company had valuation allowances of $3,555,000 at December 26, 1996 compared to $2,571,000 at December 28, 1995 and $3,358,000 at December 29, 1994. The
valuation reserves may increase should the Company continue to experience losses or reverse as the Company records income. The potential reversal of these valuation allowances may significantly reduce the Company's effective tax rate in 1997.

1995 VS. 1994

The effective income tax rate for 1995 differed from the statutory 34% tax rate primarily due to reversal of tax valuation reserves established in 1993. The reversal of valuation reserves was due to the utilization of foreign subsidiary loss carryforwards and alternative minimum tax credit carryforwards as well as the offset of reversing temporary differences against 1995 taxable income. See
Note 11 of "Notes to Consolidated Financial Statements."


NET INCOME AND EARNINGS PER SHARE

(in thousands)                     1996      Change    1995    Change     1994
--------------------------------------------------------------------------------
Net:
  Income (loss)                   ($1,101)  (123.1%)  $4,761   74.7%     $2,726

  Percentage of net sales          (1.8%)              7.2%               4.4%

  Earnings (loss) per share       ($0.16)   (126.7%)  $0.60    62.2%     $0.37
--------------------------------------------------------------------------------

1996 VS. 1995

The decrease in net income and earnings per share in 1996 compared with 1995 is primarily due to a combination of decreased sales volume, a lower gross margin percentage, increased costs and operating expenses resulting from the Company's acquisition of Reel-Tech as well as spending on new development projects and recording of deferred tax valuation reserves.

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

Sales and expenses incurred by foreign subsidiaries are in the subsidiary's local currency and translated into U.S. Dollar amounts at average rates of exchange during the year. To date the foreign currency rate changes have not significantly impacted the Company's profitability. This is because only approximately one-quarter of the Company's sales are made by foreign subsidiaries, independent currency fluctuations tend to minimize the effect of any individual currency exchange fluctuations and the effect of individual rate changes on sales and expenses tend to offset each other. Additionally, the Company hedges its foreign currency exposure on the sales of inventory and certain loans to its foreign subsidiaries through the use of foreign exchange contracts. See Note 1 of "Notes to Consolidated Financial Statements."

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)           1996       Change      1995      Change      1994
--------------------------------------------------------------------------------
Working capital         $10,054    ($1,951)    $12,005    $1,967     $10,038
Total debt               $1,605       ($12)     $1,617     ($323)     $1,940
--------------------------------------------------------------------------------


Working capital decreased during the 1996 primarily due to funds used to repurchase common stock as discussed above. This decrease was partially offset by funds provided by operations.

The Company's trade accounts receivable decreased by approximately $3.3 million during 1996. This decrease was primarily due to decreased sales volume in 1996. The Company decreased its inventory level by $279,000 during 1996. The Company had experienced an inventory increase during the first half of 1996, primarily due to having purchased inventory in anticipation of a higher sales volume than occurred, to support anticipated growth in the Semiconductor Equipment products as well as to provide a level of safety stock during the Anaheim factory relocation which was completed in March 1996. The Company expects to continue to reduce its inventories during the next year to better align inventory levels to the sales volume. Accrued expenses declined compared to the prior year primarily due to decreased accrued incentive compensation and payment of accrued restructure costs. The use of $3.0 million of cash to repurchase 453,300 shares of Common Stock during 1996 was partially offset by stock sale proceeds of $747,000 under the Company's employee stock benefit plans.

As of December 26, 1996, the Company had total debt of $1.6 million or approximately 7% of its $22.6 million in equity. Of this total, approximately $105,000 is current debt, consisting entirely of borrowings on its foreign line of credit. The $1.5 million of long-term debt consists of a note due in 1998 for the balance of the purchase price for CAD/CAM (see Note 6 of "Notes to Consolidated Financial Statements"). At December 26, 1996, the Company also had an unused $8.0 million U.S. line of credit maturing in May 1997 under which borrowings would incur interest at the bank's published prime rate or the LIBOR rate plus 110 basis points.

The foreign line of credit of $1.4 million matures in November 1997. Historically, this debt and the U.S. line of credit, have been structured as short-term and have been continuously renewed on their maturity dates. The Company currently expects to be able to renew these lines of credit on maturity under substantially the same terms as those presently in place. No assurances can be made, however, in regard to the renewal of these agreements.

The Company has accrued a $666,000 payment obligation in connection with the acquisition of Reel-Tech which is expected to be paid during 1997. Additional contingent acquisition-related payments of $1,334,000 are dependent on future operating results which may be achieved and become payable in whole or in part in 1997 or 1998.

The Company estimates that capital expenditures for property, plant and equipment during 1997 will be approximately $2.0 million. Such expenditures are currently expected to be funded from internally generated funds and, if necessary, borrowings from the Company's existing credit lines. Although the Company fully expects that such expenditures will be made, it has commitments for only a small portion of these amounts.

At December 26, 1996, the Company's material short-term unused sources of liquidity consisted of approximately $4.0 million in cash and cash equivalents and available borrowings of $8.0 million under its U.S. line of credit and approximately $1.3 million under its foreign line of credit. The Company believes these sources and cash flow from operations will be sufficient during 1997 to fund working capital needs, service existing debt, finance planned capital acquisitions, fund the Reel-Tech contingent payment obligations and fund its remaining restructure accrued liabilities. Additional capital will also be provided if the Company successfully disposes of its Redmond headquarters property (see Note 4 of "Notes to Consolidated Financial Statements").


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages 32 through 48.

--------------------------------------------------------------------------------
               R E P O R T   O F   E R N S T   &   Y O U N G   L L P ,
                       I N D E P E N D E N T   A U D I T O R S
--------------------------------------------------------------------------------

Board of Directors and Stockholders
Data I/O Corporation

We have audited the accompanying consolidated balance sheets of Data I/O Corporation as of December 26, 1996, and December 28, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 26, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(A). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data I/O Corporation at December 26, 1996, and December 28, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 26, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          /s/ Ernst & Young LLP
Seattle, Washington
February 7, 1997                                              ERNST & YOUNG LLP

--------------------------------------------------------------------------------
                       R E P O R T   O F   M A N A G E M E N T
--------------------------------------------------------------------------------

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

Independent audits of the Company's financial statements are performed in accordance with generally accepted auditing 0standards and provide an objective, independent review of the fairness of reported financial condition and results of operations.

The Board of Directors of the Company has an Audit Committee composed of non-management Directors. The Committee meets with financial management and the independent auditors to review internal accounting controls and accounting, auditing and financial reporting matters.


/s/ William C. Erxleben                                      /s/ Joel S. Hatlen

WILLIAM C. ERXLEBEN                                          JOEL S. HATLEN
President                                              Corporate Controller
Chief Executive Officer                            Chief Accounting Officer
                                                                  Treasurer

                                 DATA I/O CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
                                              Dec. 26,    Dec. 28,    Dec. 29,
FOR THE YEARS ENDED                              1996        1995        1994
--------------------------------------------------------------------------------
(in thousands, except per share data)

Net sales                                      $60,423     $66,031     $61,478
Cost of goods sold                              30,526      30,598      28,384
                                               -------     -------     -------
Gross margin                                    29,897      35,433      33,094

Operating expenses:
  Research and development                      10,944       9,069       9,227
  Selling, general and administrative           19,765      20,411      20,032
  Write-off of acquired in-process R&D                         825
  Provision for business restructuring                        (400)
                                               -------     -------     -------
      Total operating expenses                  30,709      29,905      29,259
                                               -------     -------     -------
      Operating income (loss)                     (812)      5,528       3,835

Non-operating income (expense):
  Interest income                                  199         398         144
  Interest expense                                (258)       (273)       (278)
                                               -------     -------     -------
      Total non-operating income (expense)         (59)        125        (134)
                                               -------     -------     -------
  Income (loss) before income taxes               (871)      5,653       3,701

Income tax expense                                 230         892         975
                                               -------     -------     -------
  Net Income (loss)                            ($1,101)     $4,761      $2,726
                                               -------     -------     -------
                                               -------     -------     -------

Net income (loss) per share:                    ($0.16)      $0.60       $0.37
                                               -------     -------     -------
                                               -------     -------     -------

Weighted average common and equivalent
  shares outstanding                             6,857       7,879       7,420
                                               -------     -------     -------
                                               -------     -------     -------


See notes to consolidated financial statements.

                                 DATA I/O CORPORATION

                             CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                          Dec. 26,    Dec. 28,
                                                            1996        1995
--------------------------------------------------------------------------------
(in thousands, except share data)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $4,048      $4,496
  Trade accounts receivable,
    less allowance for doubtful
    accounts of $362 and $311                               9,796      13,115
  Inventories                                               8,260       8,539
  Recoverable income taxes                                    474
  Deferred income taxes                                       762         976
  Other current assets                                        997         893
                                                         ---------   ---------
    TOTAL CURRENT ASSETS                                   24,337      28,019

Land held for sale                                          2,437       2,095
Property, plant and equipment - net                         9,430      10,240
Other assets                                                3,115       4,422
                                                         ---------   ---------
    TOTAL ASSETS                                          $39,319     $44,776
                                                         ---------   ---------
                                                         ---------   ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                         $1,906      $2,071
  Accrued compensation                                      2,587       3,612
  Deferred revenue                                          5,494       5,436
  Other accrued liabilities                                 3,102       2,672
  Accrued costs of business restructuring                     312         965
  Income taxes payable                                        777       1,141
  Notes payable                                               105         117
                                                         ---------   ---------
    TOTAL CURRENT LIABILITIES                              14,283      16,014

LONG-TERM DEBT                                              1,500       1,500
LONG-TERM OTHER PAYABLES                                      503       1,117
DEFERRED INCOME TAXES                                         474         216

COMMITMENTS (Note 8)

STOCKHOLDERS' EQUITY:
  Preferred stock -
    Authorized, 5,000,000 shares, including
       200,000 shares of Series A Junior Participating
    Issued and outstanding, none
  Common stock, at stated value -
    Authorized, 30,000,000 shares
    Issued and outstanding, 6,777,720
       and 7,083,825 shares                                15,247      17,528
  Retained earnings                                         6,845       7,946
  Currency translation adjustments                            467         455
                                                         ---------   ---------
    TOTAL STOCKHOLDERS' EQUITY                             22,559      25,929
                                                         ---------   ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $39,319     $44,776
                                                         ---------   ---------
                                                         ---------   ---------

See notes to consolidated financial statements.

                                 DATA I/O CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


--------------------------------------------------------------------------------------
                                                     Dec. 26,    Dec. 28,    Dec. 29,
For the years ended                                    1996        1995        1994
--------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
  Net income (loss)                                   ($1,101)     $4,761      $2,726
  Adjustments to reconcile income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                       3,990       4,285       4,671
    Write-off of acquired in-process R&D                              825
    Income and deferred income taxes and refunds         (365)         39       2,133
    Deferred revenue                                       58         184         937
    Changes in current items other
     than cash and cash equivalents:
      Trade accounts receivable                         3,370      (1,712)       (741)
      Inventories                                         279      (1,469)      1,345
      Other current assets                               (101)        474        (218)
      Business restructure                               (653)       (925)     (1,936)
      Accounts payable and accrued liabilities         (1,353)       (354)         38
                                                      -------     -------     -------
    Cash provided by operating activities               4,124       6,108       8,955

INVESTING ACTIVITIES:
  Additions to property, plant and equipment           (2,311)     (2,654)     (1,876)
  Investment in assets of acquired business                        (2,055)
  Additions to other assets                                          (104)        (53)
                                                      -------     -------     -------
    Cash used for investing activities                 (2,311)     (4,813)     (1,929)

FINANCING ACTIVITIES:
  Repayment of notes payable                               (9)       (921)     (1,931)
  Sale of common stock                                    321         333         327
  Proceeds from exercise of stock options                 426         585         160
  Repurchase of common stock                           (3,028)     (4,119)
                                                      -------     -------     -------
    Cash used for financing activities                 (2,290)     (4,122)     (1,444)
                                                      -------     -------     -------

Increase (decrease) in cash and cash equivalents         (477)     (2,827)      5,582

Effects of exchange rate changes on cash                   29          44          (7)
Cash and cash equivalents - Beginning of year           4,496       7,279       1,704
                                                      -------     -------     -------

Cash and cash equivalents - End of year                $4,048      $4,496      $7,279
                                                      -------     -------     -------
                                                      -------     -------     -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                               $120        $121        $255
  Income taxes                                           $564        $923        $405


See notes to consolidated financial statements.

                                 DATA I/O CORPORATION

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


-------------------------------------------------------------------------------------------------
                                                                                     Currency
                                                     Common Stock       Retained    Translation
                                                 Shares       Amount    Earnings    Adjustment
(in thousands except share data)
-------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 30, 1993                   7,250,036     $20,242        $459        $482

Net income                                                                 2,726
Stock options exercised                           44,875         160
Issuance of stock through
  Employee Stock Purchase Plan                   136,990         327
Currency translation adjustment, net of
  tax of $27                                                                             (53)
                                               ---------   ---------   ---------   ---------
BALANCE AT DECEMBER 29, 1994                   7,431,901      20,729       3,185         429

Net income                                                                 4,761
Stock options exercised                          118,125         585
Issuance of stock through
  Employee Stock Purchase Plan                    96,199         333
   Repurchase of Common Stock                   (562,400)     (4,119)
Currency translation adjustment, net of
  tax benefit of $2                                                                       26
                                               ---------   ---------   ---------   ---------
BALANCE AT DECEMBER 28, 1995                   7,083,825      17,528       7,946         455

Net Loss                                                                  (1,101)
Stock options exercised                           81,500         426
Issuance of stock through
  Employee Stock Purchase Plan                    65,695         321
Repurchase of Common Stock                      (453,300)     (3,028)
Currency translation adjustment, net of
  tax of $6                                                                               12
                                               ---------   ---------   ---------   ---------
BALANCE AT DECEMBER 26, 1996                   6,777,720     $15,247      $6,845        $467
                                               ---------   ---------   ---------   ---------
                                               ---------   ---------   ---------   ---------


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


REPORTING PERIOD

The Company reports on a fifty-two, fifty-three week basis. Results of operations for 1996, 1995 and 1994 are for fifty-two week periods.


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


STOCK-BASED COMPENSATION

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, the Company recognizes no compensation expense for its stock option grants.


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

In an effort to minimize the effect of exchange rate fluctuations on the results of its operations, the Company hedges certain portions of its foreign currency exposure through the use of forward exchange contracts none of which are speculative. At December 26, 1996, the Company had approximately $1,040,000 in foreign exchange contracts outstanding, with the contract exchange rates being approximately equal to the market exchange rates. These contract terms range from 7 to 90 days.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents are highly liquid investments with insignificant interest rate risk. The Company invests in the highest grade commercial paper with original maturities of three months or less and conservative money market funds. Interest earned is reported in non-operating income (expense) as Interest Income.


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


ADVERTISING EXPENSE

The Company expenses advertising costs as incurred. Total expenses were $2,409,000, $2,261,000, and $1,771,000 in 1996, 1995 and 1994, respectively.


WARRANTY EXPENSE

The Company warrants its products against defects for periods ranging from ninety days to one year. The Company provides currently for the estimated cost which may be incurred under its product warranties.


INCOME TAXES

Income tax expense includes U.S., state and foreign income taxes. Certain items of income and expense are not reported in both the tax returns and financial statements in the same year. The Company uses the liability method of accounting for income taxes under which deferred taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. These deferred tax assets and liabilities are measured by the provisions of currently enacted tax laws.

EARNINGS PER SHARE

The Company calculates and reports earnings per share based on the weighted average common and common stock equivalent shares outstanding during the period (using the treasury stock method). Common stock equivalents which are antidilutive are not considered. Stock options are common stock equivalents. Fully diluted earnings per share approximates primary earnings per share.

On February 21, 1996, the Company's Board of Directors extended the Share Repurchase Program. This extension authorizes the repurchase of up to an additional 8% (approximately 570,000 shares) of the Company's outstanding common stock through open market purchases at prevailing market prices or through block purchases or through privately negotiated transactions. During 1996, the Company repurchased 453,300 shares of its common stock under a Share Repurchase Program. Purchases may commence or be discontinued at any time and the Board of Directors may withdraw this authorization at any time.


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


RECLASSIFICATIONS

Certain prior years' balances have been reclassified to conform to the current year presentation.


NOTE 2 - PROVISION FOR BUSINESS RESTRUCTURING

During the fourth quarter of 1993, the Company recorded a pretax charge of $6.1 million related to the restructure of its sales and distribution channels, downsizing its operations to a level consistent with anticipated lower sales and product margins, and consolidation and outsourcing certain manufacturing processes. Of the total $6.1 million restructuring charge, the Company paid approximately $1.5 million in cash in 1993 (including approximately $300,000 of previously accrued vacation and pension payments), $2.1 million in 1994 (including approximately $200,000 of previously accrued vacation and pension payments), $855,000 in 1995, $653,000 in 1996 and expects to pay the balance of approximately $312,000 in 1997. In addition, since inception of the restructuring, the Company recorded approximately $800,000 in asset write-downs related to its restructuring.

During the fourth quarter of 1996, the Company continued its restructuring activities related to its sales and distribution channels by closing its sales and service operation in the United Kingdom. The lease termination, loss on equipment disposition, severance, and closure expenses of approximately $285,000 were charged to operations. Offsetting this charge was a reversal of certain amounts provided for in the original restructuring for outsourcing certain manufacturing processes which will not be used. Other than remaining abandoned lease obligations which runs out over the next year, the 1993 restructuring has been completed.

During the fourth quarter of 1995, asset and accrued liability accounts associated with the plan were adjusted such that the total restructuring costs were lowered by $400,000 or 7% of the original plan. The restructuring plan changed, in 1995, primarily as the Company experienced difficulties in proceeding as planned on outsourcing certain manufacturing processes. The effect of this in 1995, was a delay in accomplishing portions of the outsourcing plan, resulting in continued usage of certain production equipment beyond the time that was originally planned, as well as reductions in originally contemplated costs.

NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                            Dec. 26,            Dec. 28,
                                              1996                1995
                                         ------------         ------------
    Raw material                             $3,947              $4,839
    Work-in-process                           2,480               2,125
    Finished goods                            1,833               1,575
                                          ------------        ------------
                                             $8,260              $8,539
                                          ------------        ------------
                                          ------------        ------------


NOTE 4 - LAND HELD FOR SALE

The Company owns 79.4 acres of land at its headquarters site in Redmond, Washington, which it purchased in various parcels between 1979 and 1986. In 1990, the Company decided to market and sell excess land which was then reclassified to Land Held for Sale in the Company's financial statements. In order to enhance the property's marketability, the Company listed its entire Redmond headquarters property as available for sale with long-term lease back provisions on the building in 1995. The Company announced on July 18, 1996 that it had entered into an agreement to sell the headquarters property for approximately $14 million and enter into a ten year lease back arrangement for the building with options for an additional ten years. Closing of the sale is subject to a number of conditions and contingencies. The Company has granted an extension of the due diligence period to April 20, 1997, subject to certain payments from the buyer. If consummated, this sale is expected to result in a pre-tax gain of approximately $5.8 million. Approximately $2.0 million of this gain would be recognized on the closing of the sale, with the balance amortized over the initial ten-year lease term. The Company expects to realize approximately $12 million in cash after payment of transaction fees and income taxes.


NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                            Dec. 26,            Dec. 28,
                                              1996                1995
                                          ------------        ------------
    Land                                    $   910             $   910
    Building and improvements                 7,605               7,539
    Equipment                                21,554              22,329
                                          ------------        ------------
                                             30,069              30,778
    Less accumulated depreciation            20,639              20,538
                                          ------------        ------------
    Property, plant and equipment - net      $9,430             $10,240
                                          ------------        ------------
                                          ------------        ------------


NOTE 6 - OTHER ASSETS

Other assets consisted of the following components (in thousands):

                                            Dec. 26,            Dec. 28,
                                              1996                1995
                                          ------------        ------------
    Long-term lease deposits                $   234             $   262
    Investment in product lines               8,629               8,629
                                          ------------        ------------
                                              8,863               8,891
    Less accumulated amortization             5,748               4,469
                                          ------------        ------------
    Other assets - net                       $3,115              $4,422
                                          ------------        ------------
                                          ------------        ------------

Total amortization recorded for 1996, 1995 and 1994 was $1,279,000, $1,324,000 and $1,399,000, respectively.

INVESTMENT IN PRODUCT LINES

The Company's investment in product lines includes intangible assets, the value of which are dependent upon future technological trends. The Company amortizes these intangible assets over their estimated useful lives. However, there is no assurance that the actual lives will not materially differ from their estimated useful lives. Periodically, the Company assesses and would adjust, if deemed appropriate, the carrying value and the estimated lives of its investment in product lines.

REEL-TECH, INC.

On August 31, 1995, the Company acquired the assets of Reel-Tech, Inc. (Reel-Tech) of Indianapolis, Indiana, and entered into employment and non-compete agreements with its two founding technologists. The purchase price for the assets of Reel-Tech included an initial cash payment of $2.0 million and the assumption of certain liabilities of approximately $1.2 million. The Company has agreed to make additional payments of up to a maximum of $2.0 million over the next three years, with these payments contingent upon the acquired operation achieving specified performance goals.

The transaction was accounted for using the purchase method of accounting based upon an independent appraisal. In addition to the initial cash payment, the Company accrued a $666,000 payment obligation. The remaining payments of $1,334,000 are considered contingent as they are dependent on future operating results and would result in a charge to earnings at the time a determination is made that the payments are probable. The Company recorded approximately $1.3 million of tangible assets consisting of approximately $1.2 million of trade receivables and approximately $100,000 of inventories. As part of the purchase price allocation, intangible assets of approximately $1.7 million were recorded, consisting of established technology, customer base, workforce and non-competition agreements which are being amortized over their estimated useful lives of five to seven years. In addition, the Company recorded a charge in the third quarter of 1995 of $825,000 relating to that portion of the purchase price representing the estimated fair value of in-process research and development. The net book value of the assets capitalized in Other Assets related to this acquisition was approximately $1.4 million and $1.7 million at December 26, 1996 and December 28, 1995, respectively.

CAD/CAM GROUP, INC.

On January 19, 1993, the Company acquired substantially all of the assets of CAD/CAM Group, Inc. and entered into non-compete agreements with its two founding technologists. The acquisition was accounted for under the purchase method of accounting. Of the total purchase price of $3.0 million to be paid to CAD/CAM Group, Inc. and its two founding technologists, $1.5 million was paid during 1993 and the balance plus accrued interest payable at the U.S. Treasury Bill rate is payable in 1998. Of the total consideration, approximately $2.9 million plus approximately $200,000 of transaction costs were allocated to various identifiable intangible assets. These are reported in the accompanying balance sheet as Other Assets and are being amortized ratably over the economic life of the specific assets acquired (two to eight years). The net book value of the assets capitalized in Other Assets related to this acquisition was $700,000 and $1.2 million at December 26, 1996 and December 28, 1995, respectively.

QUALITY AUTOMATION, INC.

On September 25, 1992, the Company exercised options, acquired in 1990 to purchase the assets, technology and rights in the products of Quality Automation Inc., and Q.A. Engineering, Inc. (both herein combined and referred to as "Quality Automation" or "QA"). Of the total acquisition cost, approximately $3.8 million of various identifiable intangible assets were reported as Other Assets in the accompanying balance sheets and are being amortized ratably over the economic life of the specific assets acquired (three to five years). The net book value of the assets capitalized in Other Assets related to this acquisition is $780,000 and $1.3 million at December 26, 1996, and December 28, 1995, respectively.


NOTE 7 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable as of December 26, 1996 and December 28, 1995 consisted of borrowings under a $1.4 million unsecured foreign revolving line of credit maturing in November 1997 with variable interest rates of 1.8% to 4.0% and weighted-average interest rates of 1.8% and 3.1% at December 26, 1996 and December 28, 1995, respectively.

Long term debt as of December 26, 1996 and December 28, 1995 related to an unsecured note payable to the CAD/CAM Group, Inc. for $1.5 million, maturing in full on January 19, 1998, with variable interest rates based on one-year U.S. Treasury Bills (5.54% at December 26, 1996 and 5.15% at December 28, 1995).

The Company also has a U.S. unsecured revolving line of credit of $8 million maturing May 31, 1997 with variable interest rates of the lender's prime rate or LIBOR plus 1.1% at the Company's option.

Historically, the U.S. and foreign lines of credit have been structured as short-term and have been continuously renewed on their maturity dates. The Company anticipates renewing these lines of credit in 1997 under substantially the same terms. No assurance can be made, however, in regard to the renewal of these agreements if the Company again experiences losses.


NOTE 8 - COMMITMENTS

The Company has commitments under non-cancelable operating leases and other agreements, primarily for office space, with initial or remaining terms of one year or more as follows (in thousands):

                        1997           $428
                        1998            374
                        1999            140
                        2000             93
                        2001             23
                        Thereafter        0

Lease and rental expense was $890,000, $977,000, and $1,169,000  in 1996, 1995
and 1994, respectively. The Company has renewal options on substantially all of its major leases.

In January of 1997, the Company made a commitment to purchase approximately $1.4 million of product, after initial product acceptance by the Company, with payments scheduled to be completed by approximately the middle of 1998.


NOTE 9 - STOCK AND RETIREMENT PLANS

STOCK OPTION PLANS

At December 26, 1996, there were 966,250 shares of common stock reserved for issuance under the Company's employee stock option plans. Pursuant to these plans, options are granted to officers and key employees of the Company with exercise prices equal to the fair market value of the common stock at the date of grant and generally vest over four years. Options granted under the plans have a maximum termination date of six years from the date of grant.

EMPLOYEE STOCK PURCHASE PLAN

Under the Employee Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 1996, 1995 and 1994, a total of 65,695, 96,199 and 136,990 shares were purchased under the plan at average prices of $5.10, $3.46 and $2.39 per share, respectively. At December 26, 1996, a total of 484,745 shares were reserved for future issuance.

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

RETIREMENT SAVINGS PLAN

The Company has a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 17% of their pre-tax salary, but no more than approximately $9,500 per plan year. In fiscal years 1996, 1995 and 1994, the Company contributed one Dollar for each Dollar contributed by a participant, with a maximum contribution of 4% of a participant's earnings. The Company's matching contribution expense for the savings plan was approximately $478,000, $455,000 and $384,000 in 1996, 1995 and 1994, respectively.

DIRECTOR FEE PLAN

The Company has a Director Fee Plan which provides for the payment of the annual retainer fees to directors who are not employees of Data I/O Corporation by
delivery of shares of the Company's common stock.   The number of shares is
determined by dividing the fee by the share price on the first trading day of the year or as of the date such Director is elected to the Board of Directors.
A total of 200,000 shares were authorized in 1996 for the plan, of which 13,508 shares at a weighted-average price of $6.58 will be issued in 1997 for fees related to 1996. Compensation expense recorded in 1996 related to these shares was approximately $89,000.


NOTE 10 - STOCK-BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options, employee stock purchase plan options and directors fee shares under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                     Employee Stock        Employee Stock            Director
                                                                         Options       Purchase Plan Options         Fee Plan

                                                                 1996           1995      1996      1995                1996
                                                                 ----           ----      ----      ----                ----
Risk-free interest rates                                        6.40%          5.94%     5.39%     5.95%               5.33%
Volatility factors of the expected market price
      of the Company's common stock                               .49            .49       .49       .49                 .49
Expected life of the option in years                             4.75           4.75       0.5       0.5                   1
Expected dividend yield                                          None           None      None     None                 None

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options, employee stock purchase plan options, and director fee shares have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. During the phase in period of Statement 123, which has been applied only for options granted after 1994, the effects of applying the Statement for providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all outstanding nonvested awards. The Company's pro forma information follows (in thousands, except earning per share information):

                                                    1996          1995
                                                    ----          ----
    Pro Forma Net Income (Loss)                  ( $1,582)       $4,574

    Pro Forma Net Income (Loss) per share          ($0.23)       $ 0.58

A summary of the Company's stock option activity, and related information follows:

                                                    December 26, 1996             December 28, 1995
                                               ----------------------------   ---------------------------
                                                           Weighted-Average              Weighted-Average
                                               Options     Exercise Price     Options     Exercise Price
                                               -------     ----------------   -------    ----------------
    Outstanding - beginning of  year           859,125          $5.03        816,000          $3.39
    Granted                                    246,250           5.42        280,750           8.21
    Exercised                                  (81,500)          4.03       (118,125)          3.02
    Forfeited                                 (109,375)          5.16       (119,500)          3.49
    Expired                                     (2,500)          4.50
                                              --------         ------       --------         ------
    Outstanding - end of  year                 912,000          $5.22        859,125          $5.03

    Exercisable at end of  year                349,875          $4.13        267,250          $3.55

                                                 December 29, 1994
                                            -----------------------------
                                                           Range of
                                            Options        Exercise Price
                                            -------        --------------
    Outstanding - beginning of  year        746,750        $2.06 - $6.38
    Granted                                 413,000        $2.44 - $3.59
    Exercised                               (44,875)       $2.06 - $3.75
    Forfeited                              (258,875)       $2.06 - $5.88
    Expired                                 (40,000)       $4.75 - $5.75
                                           --------
    Outstanding - end of  year              816,000        $2.06 - $6.38

Exercise prices for options outstanding as of December 26, 1996 ranged from $2.44 to $8.63.

    For options outstanding at December 26, 1996:                     Range of option exercise prices
                                                              ----------------------------------------------
                                                              Less than $4  From $4 to $6       Over $6           Total
                                                              ------------  -------------       -------           -----
    Number of options outstanding                                  418,250        194,750        299,000        912,000
    Weighted-average exercise price                               $   3.28       $   5.06       $   8.02       $   5.22
    Weighted-average remaining contractual life in years              3.00           5.45           4.80           4.11
    Number of options exercisable                                  286,375          5,000         58,500        349,875
    Weighted-average exercise price for exercisable               $   3.23       $   5.58       $   8.42       $   4.13

NOTE 11 - ACCOUNTING FOR INCOME TAXES

(in thousands)
                                                              Year Ended
                                                               December
                                                 -----------------------------------
                                                 1996           1995           1994
                                                 -----          -----          -----
Components of income (loss) before taxes:

    U.S. operations                            ($1,762)       $ 4,703         $2,615
    Foreign operations                             891            950          1,086
                                                ------        -------         ------
                                                 ($871)       $ 5,653         $3,701
                                                ------        -------         ------
                                                ------        -------         ------
Income tax expense (benefit) consists of:
  Current tax expense (benefit)
    U.S. federal                                 ($246)       $ 1,284          ($103)
    State                                          (11)            77            127
    Foreign                                         14             89             78
                                                ------        -------         ------
                                                  (243)         1,450            102
  Deferred tax expense (benefit)
    U.S. federal                                   473           (573)           859
    Foreign                                          0             15             14
                                                ------        -------         ------
                                                   473           (558)           873
                                                ------        -------         ------
    Total income tax expense (benefit)            $230        $   892         $  975
                                                ------        -------         ------
                                                ------        -------         ------

For federal income tax purposes, a deduction is received for stock option compensation gains. The benefit of this deduction, which is recorded in common stock, was $98,000, $222,000 and $15,000 in 1996, 1995 and 1994, respectively.
Foreign currency translation adjustments, which were recorded directly in equity, were recorded net of the related deferred tax liabilities of $6,000 in 1996 and $2,000 in 1995 and a deferred tax asset of $27,000 in 1994.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below in accordance with SFAS 109 (in thousands):

                                                                     Dec. 26,       Dec. 28,       Dec. 29,
                                                                       1996           1995           1994
                                                                     --------       --------       --------
Deferred income tax assets:

    Receivables allowance for doubtful accounts                    $   114        $    89        $    79
    Inventory, product return reserves and basis differences         1,470          1,077          1,079
    Land basis                                                       1,509          1,522            966
    Compensation accruals                                              277            283            253
    Intercompany profit                                                174            163            308
    Pension and retirement accruals                                    240            239            127
    Restructure asset and liability reserves                           106            275            606
    Accrued liability reserves                                         241            253            270
    Reel-Tech amortization                                             322            279
    Foreign net operating loss carryforwards                           184            350            720
    Tax credit carryforwards                                           283                           275
    Other, net                                                         262             61             93
                                                                   -------        -------        -------
                                                                     5,182          4,591          4,776
    Valuation allowance                                             (3,555)        (2,571)        (3,358)
                                                                   -------        -------        -------
                                                                   $ 1,627        $ 2,020        $ 1,418
                                                                   -------        -------        -------
                                                                   -------        -------        -------
Deferred income tax liabilities:

Tax accelerated depreciation and amortization                      $ 1,072        $   949        $   798
Foreign currency translation                                           267            310            279
Other                                                                                                138
                                                                   -------        -------        -------
                                                                   $ 1,339        $ 1,259        $ 1,215
                                                                   -------        -------        -------
                                                                   -------        -------        -------

The valuation allowance for deferred tax assets increased $984,000 during the year ended December 26, 1996 due primarily to the Company's loss generated in the current period and the inability to utilize foreign tax credits. The net deferred tax assets recorded were limited to the estimated carryback benefit available from temporary differences at the time of their expected reversal.

A reconciliation of the Company's effective income tax rate and the U.S. federal tax rate is as follows:

                                                                 Year Ended
                                                                  December
                                                     ------------------------------------
                                                      1996           1995           1994
                                                     ------         ------         ------
    Statutory rate                                   (34.0%)         34.0%          34.0%
    Foreign Sales Corporation tax benefit            (20.6%)         (4.5%)         (2.7%)
    State and foreign income tax, net of
       federal income tax benefit                     (8.5%)          1.2%           5.1%
    Valuation allowance for deferred assets          113.0%         (12.9%)        (10.7%)
    Other                                            (23.5%)         (2.0%)          0.6%
                                                     ------         ------         ------
                                                      26.4%          15.8%          26.3%
                                                     ------         ------         ------
                                                     ------         ------         ------

The Company has foreign net operating loss ("NOLs") carryforwards of approximately $535,000, with the following expirations: $166,000 in 1998 and $369,000 available indefinitely. Deferred tax assets arising from these foreign NOLs are fully provided for in the valuation allowance.

NOTE 12 - GEOGRAPHIC SEGMENT INFORMATION

Data I/O Corporation and its subsidiaries operate predominantly within a single industry segment and offer three major product groups: (1) electronic programming systems used by customers to handle, program, test and mark programmable ICs; (2) semiconductor equipment used to handle, transport and mark integrated circuits; and (3) electronic design automation software used to create designs for programmable ICs. No one customer accounted for more than 10% of the Company's revenues in the years ended December 26, 1996, December 28, 1995 and December 29, 1994. Major operations outside the U.S. include sales and service support subsidiaries in Japan, Germany, Canada, Singapore and, through the end of 1996, the United Kingdom.

Geographic information for the three years ended December 26, 1996 is presented in the table that follows. Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. As such, U.S. export sales of $24,578,000, $22,160,000 and $18,522,000 in 1996,
1995 and 1994, respectively, have been excluded from U.S. reported net sales. Transfers between geographic areas are made at prices consistent with rules and regulations of governing tax authorities. The profit on transfers between geographic areas is not recognized until sales are made to non-affiliated customers. For purposes of the table below, the profit on the transfers between geographic areas has been shown in operating income in the geographic area where the final sale to non-affiliated customers took place. Certain general corporate expenses are charged to the U.S. segment. Identifiable assets are those assets that can be directly associated with a particular geographic area.

                                             Year Ended December
                                  --------------------------------------
  (in thousands)                     1996           1995           1994
                                  --------       --------       --------
  Net sales:
    U.S.                            $ 29,572       $ 35,280       $ 32,930
    Europe                            14,096         16,555         16,221
    Other                             16,755         14,196         12,327
                                    --------       --------       --------
                                    $ 60,423       $ 66,031       $ 61,478
                                    --------       --------       --------
                                    --------       --------       --------
  Operating income (loss):
    U.S.                             ($3,158)      $  1,245       $  1,235
    Europe                             1,429          2,202          2,012
    Other                                917          2,081            588
                                    --------       --------       --------
                                       ($812)      $  5,528       $  3,835
                                    --------       --------       --------
                                    --------       --------       --------
  Identifiable assets:
    U.S.                            $ 32,365       $ 35,604       $ 35,790
    Europe                             2,645          5,280          4,284
    Other                              4,309          3,892          3,413
                                    --------       --------       --------
                                    $ 39,319       $ 44,776       $ 43,487
                                    --------       --------       --------
                                    --------       --------       --------

NOTE 13 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table sets forth unaudited selected quarterly financial data for the Company for 1996 and 1995. Although the Company's business is not seasonal, growth rates of sales and earnings have varied from quarter to quarter as a result of factors such as stocking orders from international distributors, the timing of new product introductions, business acquisitions, and short-term industry and general U.S. and international economic conditions. Information as to any one or more quarters is therefore not necessarily indicative of trends in the Company's business or profitability.

(in thousands except per share data)                                  1996
                                               ----------------------------------------------------
For the quarters ended:                        Mar. 28        June 27       Sept. 26        Dec. 26
                                               -------        -------       --------        -------
    Net sales                                  $15,656        $15,308        $14,529        $14,930
    Gross margin                                 7,551          7,583          7,185          7,578
    Net income (loss)                               62           (706)          (258)          (199)
    Earnings per share:
      Net income (loss)                        $  0.01         ($0.10)        ($0.04)        ($0.03)
    Market price per share:
      High                                     $  7.75        $  6.88        $  6.00        $  5.63
      Low                                      $  5.38        $  5.13        $  4.38        $  4.00

(in thousands except per share data)                                   1995
                                               ----------------------------------------------------
For the quarters ended:                        Mar. 30        June 29       Sept. 28        Dec. 28
                                               -------        -------       --------        -------
    Net sales                                  $16,208        $16,126        $15,648        $18,049
    Gross margin                                 8,837          8,803          7,985          9,808
    Net income (loss)                            1,141          1,189            244          2,187
    Earnings per share:
      Net income (loss)                        $  0.15        $  0.15        $  0.03        $  0.28
    Market price per share:
      High                                     $  6.00        $  9.63        $ 12.63        $  8.88
      Low                                      $  4.38        $  4.88        $  7.63        $  6.00

During 1996, the Company was unable to record a benefit for its pre-tax losses, or offset its foreign taxes, due to carryback limitations associated with its 1993 loss.

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

Data I/O Corporation's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol DAIO and is quoted in many financial publications, including the WALL STREET JOURNAL. The per share prices reported in the table above are those reported by NASDAQ. The approximate number of stockholders of record and the approximate number of beneficial stockholders of record at February 25, 1997, was 1,019 and 4,700, respectively.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


None.

                                       PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Registrant's directors is set forth under "Election of Directors" in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 13, 1997, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of the Company's year end. Information regarding the Registrant's executive officers is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Registrant".


ITEM 11.      EXECUTIVE COMPENSATION

Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 13, 1997, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." Such Proxy Statement will be filed within 120 days of the Company's year end.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 13, 1997, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Voting Securities and Principal Holders." Such Proxy Statement will be filed within 120 days of the Company's year end.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                       PART IV


ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

         The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

    (1)  Amended and Restated 1982 Employee Stock Purchase Plan.  See Exhibit
         10.1 and 10.29.

    (2)  1984 Deferred Compensation Plan.  See Exhibit 10.2.

    (3) Retirement Plan and Trust Agreement. See Exhibit 10.12, 10.18, 10.25 and 10.35.

    (4)  1985 Stock Option Plan.  See Exhibit 10.3.

    (5)  1984 FutureNet Employee Stock Option Plan.  See Exhibit 10.4.

    (6)  Summary of Management Incentive Compensation Plan.  See Exhibit 10.11,
         10.13 and 10.19.

    (7) Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.7.

    (8)  Amended and Restated 1986 Stock Option Plan.  See Exhibit 10.8 and
         10.21.

    (9)  Form of Change in Control Agreements.  See Exhibit 10.17.

    (10) 1996 Director Fee Plan.  See Exhibit 10.26.

    (11) Synario Division Proceeds Sharing Plan.  See Exhibit 10.27.

    (12) Letter Agreement with William J. Haydamack.  See Exhibit 10.28.


(A) LIST OF DOCUMENTS FILED AS A PART OF THIS REPORT:                     PAGE
                                                                          ----
    (1)  INDEX TO FINANCIAL STATEMENTS:

           Report of Independent Auditors                                   32

           Report of Management                                             32

           Consolidated Statements of Operations for each of the
           three years ended December 26, 1996                              33

           Consolidated Balance Sheets as of December 26, 1996
           and December 28, 1995                                            34

           Consolidated Statements of Cash Flows for each of
           the three years ended December 26, 1996                          35

           Consolidated Statements of Stockholders' Equity
           for each of the three years ended December 26, 1996              36

           Notes to Consolidated Financial Statements                       37

    (2)  INDEX TO FINANCIAL STATEMENT SCHEDULES:

           II   Consolidated Valuation and Qualifying Accounts              55


         All other schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.


    (3)  INDEX TO EXHIBITS:

         3    ARTICLES OF INCORPORATION:

              3.1  The Company's restated Articles of
                   Incorporation filed November 2, 1987
                   (Incorporated by reference to Exhibit 3.1 of
                   the Company's 1987 Annual Report on Form 10-K
                   (File No. 0-10394)).                                    N/A

              3.2  The Company's Bylaws as amended and restated
                   as of December 11, 1996.                                 64

              3.3  Certificate of Designation, Preferences and
                   Rights of Series A Junior Participating Pre-
                   ferred Stock (Incorporated by reference to
                   Exhibit 1 of the Company's Registration
                   Statement on Form 8-A filed April 5, 1988
                   (File No. 0-10394)).                                    N/A


    4    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES:

              4.1  Form of Rights Agreement, dated as of March
                   31, 1988, between the Company and ChaseMellon
                   Shareholder Services (formerly Chemical
                   Mellon Shareholder Services and Chemical Trust
                   Company of California) which includes as Exhibit
                   B thereto the form of Rights Certificate
                   (Incorporated by reference to the Company's
                   Registration Statement Form 8-A filed on
                   April 5, 1988  (File No. 0-10394)).                     N/A


    10   MATERIAL CONTRACTS:

              10.1 Amended and restated 1982 Employee Stock
                   Purchase Plan (Incorporated by reference to
                   Exhibit 10.1 to the Company's Registration
                   Statement of Form S-8 (File No. 33-42010,
                   filed August 1, 1991)).                                 N/A

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

              10.5 Asset Purchase Agreement, dated as of
                   December 31, 1992, by and among Data I/O
                   Corporation, CAD/CAM Group, Inc., and certain
                   of its shareholders, and an Amendment thereto,
                   dated January 19, 1993 (Incorporated by
                   reference to Exhibit 10.21 of the Company's
                   1992 Annual Report on Form 10-K  (File No.
                   0-10394)).                                              N/A

              10.6 Software Development Agreement, dated as of
                   January 19, 1993, by and among Data I/O
                   Corporation, Michael J. Mendelsohn and Peter
                   C. Niday  (Incorporated by reference to
                   Exhibit 10.22 of the Company's 1992 Annual
                   Report on Form 10-K  (File No. 0-10394)).               N/A

              10.7 Amended and Restated 1983 Stock Appreciation
                   Rights Plan dated February 3, 1993 (Incorporated
                   by reference to Exhibit 10.23 of the Company's
                   1992 Annual Report on Form 10-K  (File No.
                   0-10394)).                                              N/A

              10.8 Amended and Restated 1986 Stock Option Plan dated
                   February 3, 1993 (Incorporated by reference to
                   Exhibit 10.24 of the Company's 1992 Annual Report
                   on Form 10-K  (File No. 0-10394)).                      N/A

              10.9 Amendment, dated April 30, 1993, to the business
                   loan agreement dated November 25, 1992, with
                   Seattle First National Bank.  (Incorporated by
                   reference to Exhibit 10.22 of the Company's 1993
                   Annual Report on Form 10K (File No. O-10394)).          N/A

              10.10 Business loan agreement dated February 28, 1994,
                   with Seattle First National Bank for $8.0 million. (Incorporated by reference to Exhibit 10.24 of the Company's 1993 Annual Report on Form 10K
                   (File No. O-10394)).                                    N/A


              10.11 Summary of 1994 Management Incentive Compensation
                   Plan.  (Incorporated by reference to Exhibit
                   10.25 of the Company's 1993 Annual Report on
                   Form 10K (File No. O-10394)).                           N/A

              10.12 Amended and Restated Retirement Plan and Trust
                   Agreement. (Incorporated by reference to Exhibit
                   10.26 of the Company's 1993 Annual Report on
                   Form 10K (File No. O-10394)).                           N/A

              10.13 Management Incentive Compensation Plan.
                   (Incorporated by reference to Exhibit 10.16 of
                   the Company's 1994 Annual Report on Form 10K
                   (File No. 0-10394)).                                    N/A

              10.14 Performance Bonus Plan (Incorporated by
                   reference to Exhibit 10.17 of the Company's
                   1994 Annual Report on Form 10K (File No. 0-10394)).     N/A

              10.15 Amendment, dated July 22, 1994, to the business
                   loan agreement dated February 28, 1994, with
                   Seattle First National Bank (Incorporated by
                   reference to Exhibit 10.18 of the Company's
                   1994 Annual Report on Form 10K (File No. 0-10394)).     N/A

              10.16 Amendment, dated November 16, 1994 to the
                   Business Loan Agreement dated February 28, 1994,
                   with Seattle First National Bank (Incorporated
                   by reference to Exhibit 10.19 of the Company's
                   1994 Annual Report on Form 10K (File No. 0-10394)).     N/A

              10.17 Form of Change in Control Agreements (Incorporated
                   by reference to Exhibit 10.20 of the Company's
                   1994 Annual Report on Form 10K (File No. 0-10394)).     N/A

              10.18 First Amendment to the Data I/O Tax Deferred
                   Retirement Plan (Incorporated by reference to
                   Exhibit 10.21 of the Company's 1994 Annual Report
                   on Form 10K (File No. 0-10394)).                        N/A

              10.19 Amended and Restated Management Incentive
                   Compensation Plan dated January 1, 1996
                   (Incorporated by reference to Exhibit 10.20 of
                   the Company's 1995 Annual Report on Form 10K
                   (File No. 0-10394)).                                    N/A

              10.20 Amended and Restated Performance Bonus Plan
                   dated January 1, 1996 (Incorporated by reference
                   to Exhibit 10.21 of the Company's 1995 Annual
                   Report on Form 10K (File No. 0-10394)).                 N/A

              10.21 Amended and Restated 1986 Stock Option Plan
                   dated February 22, 1995 (Incorporated by
                   reference to Exhibit 10.22 of the Company's
                   1995 Annual Report on Form 10K (File No. 0-10394)).     N/A

              10.22 Business Loan Agreement dated May 12, 1995,
                   with Seattle First National Bank for $8.0 million (Incorporated by reference to Exhibit 10.23 of the Company's 1995 Annual Report on Form 10K
                   (File No. 0-10394)).                                    N/A

              10.23 Asset Purchase Agreement dated as of August 31,
                   1995 among Reel-Tech, Inc., an Indiana corporation,
                   Norris R. Hall, Douglas R. Hall, and Reel-Tech,
                   Inc., a Washington corporation, a wholly owned
                   subsidiary of Data I/O Corporation (Confidential
                   treatment has been requested for certain portions
                   of this exhibit)(Incorporated by reference to Exhibit
                   2.1 of to the Company's Form 8-K Report dated November
                   6, 1995).                                               N/A

              10.24 Escrow Agreement dated as of August 31, 1995,
                   among Reel-Tech, Inc., a Washington corporation,
                   Reel-Tech, Inc., an Indiana corporation, and Seattle
                   First National Bank  (Incorporated by reference to
                   Exhibit 2.2 of to the Company's Form 8-K Report dated
                   November 6, 1995).                                      N/A

              10.25 Second Amendment to the Data I/O Tax Deferred
                   Retirement Plan (Incorporated by reference to
                   Exhibit 10.26 of the Company's 1995 Annual
                   Report on Form 10K (File No. 0-10394)).                 N/A

              10.26 Data I/O Corporation 1996 Director Fee Plan
                   (Incorporated by reference to Exhibit 10.27
                   of the Company's 1995 Annual Report on Form 10K
                   (File No. 0-10394)).                                    N/A

              10.27 Synario Division Proceeds Sharing Plan
                   (Confidential treatment has been requested
                   for certain portions of this exhibit)
                   (Incorporated by reference to Exhibit 10.28 of
                   the Company's 1995 Annual Report on Form 10K
                   (File No. 0-10394)).                                    N/A

              10.28 Letter Agreement with William J. Haydamack
                   (Confidential treatment has been requested for
                   certain portions of this exhibit) (Incorporated
                   by reference to Exhibit 10.29 of the Company's
                   1995 Annual Report on Form 10K (File No. 0-10394)).     N/A

              10.29 Data I/O Corporation 1982 Employee Stock Pur-
                   chase Plan Amended and Restated December 11, 1996 (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement of Form S-8
                   (File No. 333-20657, filed January 29, 1997)).          N/A

              10.30 Business Loan Agreement dated April 24, 1996,
                   with Seattle First National Bank for $8.0 million.       75

              10.31 OEM Agreement between Synopsys, Inc. and Synario
                   Design Automation a Division of Data I/O Corporation. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately
                   filed with the Commission).                              89
              10.32 Purchase and Sale Agreement dated as of July 9,
                   1996 (Relating to the sale of Data I/O Corporation's headquarters property in Redmond, Washington con-
                   sisting of approximately 79 acres of land and an approximately 96,000 square foot building. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment.  The omitted portions have been
                   separately filed with the Commission).                  111

              10.33 Letter dated as of December 20, 1996, First
                   Amendment and extension of the Closing Date under
                   that certain Purchase and Sale Agreement dated
                   as of July 9, 1996. (Portions of this exhibit
                   have been omitted pursuant to an application for
                   an order granting confidential treatment.  The
                   omitted portions have been separately filed with
                   the Commission).                                        163

              10.34 Letter dated as of February 17, 1997, Second
                   Amendment and extension of the Closing Date
                   under that certain Purchase and Sale Agreement
                   dated as of July 9, 1996. (Portions of this
                   exhibit have been omitted pursuant to an
                   application for an order granting confidential
                   treatment.  The omitted portions have been
                   separately filed with the Commission).                  165

              10.35 Third Amendment to the Data I/O Tax Deferred
                   Retirement Plan.                                        167


    11   STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE                   56


    22   SUBSIDIARIES OF THE REGISTRANT                                     57


    24   INDEPENDENT AUDITORS' CONSENT                                      58



(B) FORM 8-K:

    No reports on Form 8-K were filed during the fourth quarter of 1996.

                                 DATA I/O CORPORATION

                    CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


                           ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                                   SCHEDULE II



                                           Collection
                                 Charged/      of
                                (Credited)  Accounts
                     Balance at  to Costs  Previously  Accounts    Balance at
                     Beginning     and      Written     Written      End of
Year Ended           of Period   Expenses    Off         Off         Period
-----------------------------------------------------------------------------
(in thousands)

December 29, 1994:      $332        $4       $12         ($71)         $277
                   ----------   -------   --------      ------       ------
                   ----------   -------   --------      ------       ------

December 28, 1995:      $277       $55       $12         ($33)         $311
                   ----------   -------   --------      ------       ------
                   ----------   -------   --------      ------       ------

December 26, 1996:      $311      $101       $16         ($66)         $362
                   ----------   -------   --------      ------       ------
                   ----------   -------   --------      ------       ------

                                      EXHIBIT 11

                                 DATA I/O CORPORATION

                          COMPUTATION OF EARNINGS PER SHARE



Earnings per share reported in Form 10-K for the three years ended December 26, 1996 are based on the following (in thousands):



Primary and Fully Diluted:             1996      1995      1994
-------------------------------------  ----      ----      -----

Weighted Average Shares Outstanding    6,857     7,514     7,354


Dilutive Effect of Stock Options                   365        66
                                       -----     -----     -----

Weighted Average Common and Equivalent
    Shares Outstanding                 6,857     7,879     7,420
                                       -----     -----     -----
                                       -----     -----     -----

                                      EXHIBIT 22
                                 DATA I/O CORPORATION
                            SUBSIDIARIES OF THE REGISTRANT


The following table indicates the name, jurisdiction of incorporation and basis of ownership of each of the Company's subsidiaries:

                                                        State or     Percentage
                                                      Jurisdiction   of Voting
                                                           of        Securities
    Name of Subsidiary                                Organization     Owned
    ------------------                                ------------   ----------
    Data I/O Japan Company, Limited                      Japan            100%

    Data I/O International, Inc.                       Washington         100%

    Data I/O European Operations GmbH                   Germany           100%

    Data I/O FSC International, Inc.                Territory of Guam     100%

    Data I/O Canada Corporation                          Canada           100%

    Data I/O  GmbH                                      Germany           100%

    Data I/O Limited                                 United Kingdom       100%

    Reel-Tech, Inc.                                    Washington         100%

    Reel-Tech Singapore Pte, Ltd.                       Singapore         100%

                                      EXHIBIT 24

--------------------------------------------------------------------------------
             CONSENT  OF  ERNST  &  YOUNG  LLP,  INDEPENDENT  AUDITORS
--------------------------------------------------------------------------------



Board of Directors and Stockholders
Data I/O Corporation


We consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 333-20657, 33-2254, 33-3958, 33-26472, 33-42010, 33-54422,
33-66824 and 33-95608) of our report dated February 7, 1997, with respect to the consolidated financial statements and schedule of Data I/O Corporation included in the Annual Report (Form 10-K) for the year ended December 26, 1996.


                                                      //S//ERNST & YOUNG  LLP
                                                           ERNST & YOUNG  LLP

Seattle, Washington
February 28, 1996

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 DATA I/O CORPORATION
                                                     (REGISTRANT)

DATED:   February 28, 1997                       By: //S//WILLIAM C. ERXLEBEN
                                                    --------------------------
                                                      William C. Erxleben
                                                           President
                                                    Chief Executive Officer
                                                           Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 28, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.

    NAME                                                   TITLE

    By: //S//WILLIAM C. ERXLEBEN                           President
        ------------------------                           Chief Executive
         William C. Erxleben                               Officer
                                                           Director

    By: //S//W. HUNTER SIMPSON                             Director
        ----------------------
         W. Hunter Simpson

    By: //S//DONALD R. STENQUIST                           Director
        ------------------------
         Donald R. Stenquist


    By: //S//MILTON F. ZEUTSCHEL                           Director
        ------------------------
         Milton F. Zeutschel


    By: //S//FRANCES M. CONLEY                             Director
        ----------------------
         Frances M. Conley


    By: //S//EDWARD D. LAZOWSKA                            Director
        -----------------------
         Edward D. Lazowska


    By: //S//KEITH L. BARNES                               Director
        --------------------
         Keith L. Barnes


    By: //S//JOEL S. HATLEN                                Corporate Controller
        -------------------                                Chief Accounting
         Joel S. Hatlen                                    Officer
                                                           Treasurer

                                    EXHIBITS INDEX


Exhibit Number                    Title                            Page Number
--------------  ------------------------------------------------   ------------
    3    ARTICLES OF INCORPORATION:

         3.1  The Company's restated Articles of Incorporation
              filed November 2, 1987 (Incorporated by reference
              to Exhibit 3.1 of the Company's 1987 Annual Report
              on Form 10-K  (File No. 0-10394)).                           N/A

         3.2  The Company's Bylaws as amended and restated as
              of December 11, 1996.                                         64

         3.3  Certificate of Designation, Preferences and Rights
              of Series A Junior Participating Preferred Stock
              (Incorporated by reference to Exhibit 1 of the
              Company's Registration Statement on Form 8-A filed
              April 5, 1988  (File No. 0-10394)).                          N/A


    4    INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING
         INDENTURES:

         4.1  Form of Rights Agreement, dated as of March 31, 1988, between the Company and ChaseMellon Shareholder
              Services (formerly Chemical Mellon Shareholder
              Services and Chemical Trust Company of California)
              which includes as Exhibit B thereto the form of Rights Certificate (Incorporated by reference to the Company's Registration Statement Form 8-A filed on April 5, 1988
              (File No. 0-10394)).                                         N/A


    10   MATERIAL CONTRACTS:

         10.1 Amended and restated 1982 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the
              Company's Registration Statement of Form S-8
              (File No. 33-42010, filed August 1, 1991)).                  N/A

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

         10.5 Asset Purchase Agreement, dated as of December 31,
              1992, by and among Data I/O Corporation, CAD/CAM
              Group, Inc., and certain of its shareholders, and
              an Amendment thereto, dated January 19, 1993
              (Incorporated by reference to Exhibit 10.21 of
              the Company's 1992 Annual Report on Form 10-K
              (File No. 0-10394)).                                         N/A

         10.6 Software Development Agreement, dated as of
              January 19, 1993, by and among Data I/O
              Corporation, Michael J. Mendelsohn and Peter C. Niday (Incorporated by reference to Exhibit 10.22 of the
              Company's 1992 Annual Report on Form 10-K
              (File No. 0-10394)).                                         N/A

         10.7 Amended and Restated 1983 Stock Appreciation Rights
              Plan dated February 3, 1993 (Incorporated by
              reference to Exhibit 10.23 of the Company's 1992
              Annual Report on Form 10-K  (File No. 0-10394)).             N/A

         10.8  Amended and Restated 1986 Stock Option Plan dated
              February 3, 1993 (Incorporated by reference to Exhibit
              10.24 of the Company's 1992 Annual Report on Form 10-K
              (File No. 0-10394)).                                         N/A

         10.9 Amendment, dated April 30, 1993, to the business loan agreement dated November 25, 1992, with Seattle First
              National Bank.  (Incorporated by reference to Exhibit
              10.22 of the Company's 1993 Annual Report on Form 10K
              (File No. O-10394)).                                         N/A

         10.10 Business loan agreement dated February 28, 1994, with
               Seattle First National Bank for $8.0 million.
               (Incorporated by reference to Exhibit 10.24 of the
               Company's 1993 Annual Report on Form 10K
               (File No. O-10394)).                                        N/A

         10.11 Summary of 1994 Management Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.25 of the
               Company's 1993 Annual Report on Form 10K
               (File No. O-10394)).                                        N/A

         10.12 Amended and Restated Retirement Plan and Trust Agreement. (Incorporated by reference to Exhibit 10.26 of the
               Company's 1993 Annual Report on Form 10K
               (File No. O-10394)).                                        N/A

         10.13 Management Incentive Compensation Plan. (Incorporated
               by reference to Exhibit 10.16 of the Company's 1994
               Annual Report on Form 10K (File No. 0-10394)).              N/A

         10.14 Performance Bonus Plan (Incorporated by reference to
               Exhibit 10.17 of the Company's 1994 Annual Report on
               Form 10K (File No. 0-10394)).                               N/A

         10.15 Amendment, dated July 22, 1994, to the business loan agreement dated February 28, 1994, with Seattle First
               National Bank (Incorporated by reference to Exhibit
               10.18 of the Company's 1994 Annual Report on Form 10K
               (File No. 0-10394)).                                        N/A

         10.16 Amendment, dated November 16, 1994 to the Business
               Loan Agreement dated February 28, 1994, with Seattle
               First National Bank (Incorporated by reference to
               Exhibit 10.19 of the Company's 1994 Annual Report on
               Form 10K (File No. 0-10394)).                               N/A

         10.17 Form of Change in Control Agreements (Incorporated
               by reference to Exhibit 10.20 of the Company's 1994
               Annual Report on Form 10K (File No. 0-10394)).              N/A

         10.18 First Amendment to the Data I/O Tax Deferred
               Retirement Plan (Incorporated by reference to
               Exhibit 10.21 of the Company's 1994 Annual Report
               on Form 10K (File No. 0-10394)).                            N/A

         10.19 Amended and Restated Management Incentive Compensation
               Plan dated January 1, 1996 (Incorporated by reference
               to Exhibit 10.20 of the Company's 1995 Annual Report
               on Form 10K (File No. 0-10394)).                            N/A

         10.20 Amended and Restated Performance Bonus Plan dated
               January 1, 1996 (Incorporated by reference to
               Exhibit 10.21 of the Company's 1995 Annual Report
               on Form 10K (File No. 0-10394)).                            N/A

         10.21 Amended and Restated 1986 Stock Option Plan dated
               February 22, 1995 (Incorporated by reference to
               Exhibit 10.22 of the Company's 1995 Annual Report
               on Form 10K (File No. 0-10394)).                            N/A

         10.22 Business Loan Agreement dated May 12, 1995, with
               Seattle First National Bank for $8.0 million
               (Incorporated by reference to Exhibit 10.23 of the
               Company's 1995 Annual Report on Form 10K
               (File No. 0-10394)).                                        N/A

         10.23 Asset Purchase Agreement dated as of August 31, 1995 among Reel-Tech, Inc., an Indiana corporation,
               Norris R. Hall, Douglas R. Hall, and Reel-Tech, Inc.,
               a Washington corporation, a wholly owned subsidiary
               of Data I/O Corporation (Confidential treatment has been requested for certain portions of this exhibit)
               (Incorporated by reference to Exhibit 2.1 of to the
               Company's Form 8-K Report dated November 6, 1995).          N/A

         10.24 Escrow Agreement dated as of August 31, 1995, among
               Reel-Tech, Inc., a Washington corporation, Reel-Tech,
               Inc., an Indiana corporation, and Seattle First
               National Bank  (Incorporated by reference to Exhibit
               2.2 of to the Company's Form 8-K Report dated
               November 6, 1995).                                          N/A

         10.25 Second Amendment to the Data I/O Tax Deferred
               Retirement Plan (Incorporated by reference to
               Exhibit 10.26 of the Company's 1995 Annual Report
               on Form 10K (File No. 0-10394)).                            N/A

         10.26 Data I/O Corporation 1996 Director Fee Plan
               (Incorporated by reference to Exhibit 10.27 of
               the Company's 1995 Annual Report on Form 10K
               (File No. 0-10394)).                                        N/A

         10.27 Synario Division Proceeds Sharing Plan (Confidential
               treatment has been requested for certain portions of
               this exhibit) (Incorporated by reference to Exhibit
               10.28 of the Company's 1995 Annual Report on Form
               10K (File No. 0-10394)).                                    N/A

         10.28 Letter Agreement with William J. Haydamack
               (Confidential treatment has been requested for
               certain portions of this exhibit) (Incorporated
               by reference to Exhibit 10.29 of the Company's 1995
               Annual Report on Form 10K (File No. 0-10394)).              N/A

         10.29 Data I/O Corporation 1982 Employee Stock Purchase Plan
               Amended and Restated December 11, 1996 (Incorporated
               by reference to Exhibit 10.1 to the Company's
               Registration Statement of Form S-8 (File No. 333-20657,
               filed January 29, 1997)).                                   N/A

         10.30 Business Loan Agreement dated April 24, 1996, with
               Seattle First National Bank for $8.0 million.                 75

         10.31 OEM Agreement between Synopsys, Inc. and Synario
               Design Automation a Division of Data I/O Corporation.
               (Portions of this exhibit have been omitted pursuant
               to an application for an order granting confidential
               treatment.  The omitted portions have been separately
               filed with the Commission).                                   89

         10.32 Purchase and Sale Agreement dated as of July 9, 1996
               (Relating to the sale of Data I/O Corporation's
               headquarters property in Redmond, Washington consisting
               of approximately 79 acres of land and an approximately
               96,000 square foot building. (Portions of this exhibit
               have been omitted pursuant to an application for an
               order granting confidential treatment.  The omitted
               portions have been separately filed with the Commission).    111

         10.33 Letter dated as of December 20, 1996, First
               Amendment and extension of the Closing Date under
               that certain Purchase and Sale Agreement dated as
               of July 9, 1996. (Portions of this exhibit have been
               omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been
               separately filed with the Commission).                       163

         10.34 Letter dated as of February 17, 1997, Second Amendment and extension of the Closing Date under that certain
               Purchase and Sale Agreement dated as of July 9, 1996.
               (Portions of this exhibit have been omitted pursuant
               to an application for an order granting confidential
               treatment.  The omitted portions have been separately
               filed with the Commission).                                  165

         10.35 Third Amendment to the Data I/O Tax Deferred Retirement
               Plan.                                                        167

                                     EXHIBIT 3.2

                                 AMENDED AND RESTATED
                                        BYLAWS
                                          OF
                                 DATA I/O CORPORATION

                               As of December 11, 1996


                                      ARTICLE I

                                       OFFICES

     (1) REGISTERED OFFICE AND REGISTERED AGENT: The registered office of the corporation shall be located in the State of Washington at such place as may be fixed from time to time by the Board of Directors upon filing of such notices as may be required by law, and the registered agent shall have a business office identical with such registered office.

     (2) OTHER OFFICES: The corporation may have other offices within or outside the State of Washington at such place or places as the Board of Directors may from time to time determine.

                                      ARTICLE II

                                SHAREHOLDERS' MEETINGS

     (1) MEETING PLACE: All meetings of the shareholders shall be held at the registered office of the corporation, or at such other place as shall be determined from time to time by the Board of Directors, and the place at which any such meeting shall be held shall be stated in the notice of the meeting.

     (2) ANNUAL MEETING TIME: The annual meeting of the shareholders for the election of directors and for the transaction of such other business as may properly come before the meeting, shall be held each year during the month of May on such date and at such time as may be determined each year by the Board of Directors.

     (3) SPECIAL MEETINGS: Special meetings of the shareholders for any purpose may be called at any time by the President, Board of Directors, or the holders of not less than one-tenth of all shares entitled to vote at the meeting in accordance with RCW 23B.07.020.

     (4)   NOTICE:

           (a) Notice of the time and place of the annual meeting of shareholders shall be given by delivering personally or by mailing a written or printed notice of the same, at least ten days, and not more than sixty days, prior to the meeting to each shareholder of record entitled to vote at such meeting.

           (b) At least ten days and not more than sixty days prior to the meeting, written or printed notice of each special meeting of shareholders, stating the place, day and hour of such meeting, and the purpose or purposes for which the meeting is called, shall be delivered personally, or mailed to each shareholder of record entitled to vote at such meeting.

           (c) Notice of a shareholders' meeting at which the shareholders will be called to act on an amendment to the articles of incorporation, a plan of merger or share exchange, a proposed sale of assets other than in the regular course of business or the dissolution of the Corporation shall be given not fewer than twenty days and not more than sixty days before the meeting date.

     (5) VOTING RECORD: At least ten days and not more than seventy days before each meeting of shareholders, a complete record of the shareholders entitled to vote at such meeting, or any adjournment thereof, shall be made, arranged in alphabetical order, with the address of and number of shares held by each, which record shall be kept on file at the registered office of the corporation for a period of ten days prior to such meeting. The record shall be kept on file at the registered office of the Corporation for a period beginning ten days prior to such meeting and shall be kept open at the time and place of such meeting for the inspection of any shareholder, or any shareholder's agent or attorney.

     (6)   QUORUM:  Except as otherwise required by law:

           (a) A quorum at any annual or special meeting of shareholders shall consist of shareholders representing, either in person or by proxy, a majority of the votes entitled to be cast on the matter by each voting group.

           (b) The votes of a majority in interest of those present at any properly called meeting or adjourned meeting of shareholders at which a quorum as in this paragraph defined is present shall be sufficient to transact business.

     (7)   VOTING OF SHARES:

           (a) Except as otherwise provided in these Bylaws or to the extent that voting rights of the shares of any class or classes are limited or denied by the Articles of Incorporation, each shareholder, on each matter submitted to a vote at a meeting of shareholders, shall have one vote for each share of stock registered in his name in the books of the corporation.

           (b) If a quorum exists, action on a matter, other than the election of directors, is approved by a voting group if the votes cast within the voting group favoring the action exceed the votes cast within the voting group opposing the action, unless the question is one which by express provision of law, of the Articles of Incorporation or of these Bylaws a greater number of affirmative votes is required.

           (c) Unless otherwise provided in the Articles of Incorporation, in any election of directors the candidates elected are those receiving the largest numbers of votes cast by the shares entitled to vote in the election, up to the number of directors to be elected by such shares.

     (8) CLOSING OF TRANSFER BOOKS AND FIXING RECORD DATE: For the purpose of determining shareholders notice of or to vote at any meeting of shareholders, or any adjournment thereof, or entitled to receive payment of any dividend, the Board of Directors may provide that the stock transfer books shall be closed for a stated period not to exceed seventy days nor be less than ten days preceding such meeting. In lieu of closing the stock transfer books, the Board of Directors may fix in advance a record date for any such determination of shareholders, such date to be not more than fifty days and, in case of a meeting of shareholders, not less than ten days prior to the date on which the particular action requiring such determination of shareholders is to be taken.

     (9) PROXIES: A shareholder may vote either in person or by proxy executed in writing by the shareholder or his duly authorized attorney-in-fact or agent. An appointment of a proxy is effective when received by the person authorized to tabulate votes for the Corporation. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy.

     (10) ACTION BY SHAREHOLDERS WITHOUT A MEETING: Any action required or which may be taken at a meeting of shareholders of the corporation may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof, and delivered to the Corporation for inclusion in the minutes or filing with the Corporation's records. Such consent shall have the same force and effect as a unanimous vote of shareholders. Action taken in accordance with this section shall be effective when all written consents are in the possession of the Corporation unless the consent specifies a later effective date.

     (11) WAIVER OF NOTICE: A waiver of any notice required to be given any shareholder, signed by the person or persons entitled to such notice, whether before or after the time stated therein for the meeting shall be equivalent to the giving of such notice provided that such waiver has been delivered to the Corporation for inclusion in the minutes or filing with the Corporation's records. A shareholder's attendance at a meeting waives any notice required, unless the shareholder at the beginning of the meeting objects to holding the meeting or transacting business at the meeting.

     (12) ACTION OF SHAREHOLDERS BY COMMUNICATIONS EQUIPMENT: Shareholders may participate in a meeting of shareholders by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other at the same time, and participation by such means shall constitute presence in person at a meeting.

     (13) NOTICE OF SHAREHOLDER NOMINEES: Nominations of persons for election to the Board of Directors shall be made only at a meeting of shareholders and only (i) by the Board of Directors or a committee appointed by the Board of Directors or (ii) by any shareholder entitled to vote in the election of directors at the meeting who complies with the notice procedures set forth in this Section 13. Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the corporation. To be timely, a shareholder's notice shall be delivered to or mailed and received at the principal executive offices of the corporation (i) with respect to an election to be held at an annual meeting of shareholders, ninety days prior to the date one year from the date of the immediately preceding annual meeting of shareholders, and (ii) with respect to an election to be held at a special meeting of shareholders for the election of directors, the close of business on the tenth day following the date on which notice of such meeting is first given to shareholders. For purposes of this
Section 14, any adjournment(s) or postponement(s) of the original meeting whereby the meeting will reconvene within thirty days from the original date shall be deemed for purposes of notice to be a continuation of the original meeting, and no nominations by a shareholder of persons to be elected directors of the corporation may be made at any such reconvened meeting unless pursuant to a notice which was timely for the meeting on the date originally scheduled.
Each such notice shall set forth: (a) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated;
(b) a representation that the shareholder is a holder of record of stock of the corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (d) such other information regarding each nominee proposed by such shareholder as would be required to be disclosed in solicitations of proxies for election of directors, or is otherwise required, in each case pursuant to the Securities Exchange Act of 1934, as amended; and (e) the consent of each nominee to serve as a director of the corporation if so elected.

     Notwithstanding the foregoing, nothing in this Section 13 shall be interpreted or construed to require the inclusion of information about any such nominee in any proxy statement distributed by, at the direction of, or on behalf of the Board of Directors. The Chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedures, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.

     (14) SHAREHOLDER PROPOSALS AT ANNUAL MEETING: Business may be properly brought before an annual meeting by a shareholder only upon the shareholder's timely notice thereof in writing to the Secretary of the corporation. To be timely, a shareholder's notice must be delivered to or mailed and received at the principal executive offices of the corporation not later than ninety days prior to the date one year from the date of the immediately preceding annual meeting of shareholders. For purposes of this Section 14, any adjournment(s) or postponement(s) of the original meeting whereby the meeting will reconvene within thirty days from the original date shall be deemed for purposes of notice to be a continuation of the original meeting, and no business may be brought before any reconvened meeting unless pursuant to a notice which was timely for the meeting on the date as originally scheduled. Each such notice shall set forth: (a) the name and address of the shareholder who intends to make the proposal; (b) a representation that the shareholder is a holder of record of stock of the corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to vote for the proposal; (c) any material interest of such shareholder in such proposal; and (d) such other information regarding such proposal as would be required to be disclosed in solicitations of proxies pursuant to the Securities Exchange Act of 1934, as amended.

     Notwithstanding the foregoing, nothing in this Section 14 shall be interpreted or construed to require the inclusion of information about any such proposal in any proxy statement distributed by, at the discretion of, or on behalf of the Board of Directors. The Chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a proposal was not made in accordance with the foregoing procedures, and if he should so determine, he shall so declare to the meeting, and any such business not properly brought before the meeting shall be disregarded.

                                     ARTICLE III

                                        STOCK

     (1) ISSUANCE OF SHARES: No shares of the Corporation shall be issued unless authorized by the Board of Directors. Such authorization shall include the number of shares to be issued, the consideration to be received and a statement regarding the adequacy of the consideration.

     (2) CERTIFICATES: Certificates of stock shall be issued in numerical order, and each shareholder shall be entitled to a certificate signed by the President, or a Vice President, and the Secretary or an Assistant Secretary, and may be sealed with the seal of the corporation or a facsimile thereof. The signatures of such officers may be facsimiles if the certificate is manually signed on behalf of a transfer agent, or registered by a registrar, other than the corporation itself or an employee of the corporation. If an officer who has signed or whose facsimile signature has been placed upon such certificate ceases to be an officer before the certificate is issued, it may be issued by the corporation with the same effect as if the person were an officer on the date of issue.

     At a minimum each certificate of stock shall state:

     (a)   the name of the Corporation;

     (b) that the Corporation is organized under the laws of the State of Washington;

     (c)   the name of the person to whom the certificate is issued;

     (d) the number and class of shares and the designation of the series, if any, the certificate represents; and

     (e) if the Corporation is authorized to issue different classes of shares or different series within a class, the designations, relative rights, preferences and limitations applicable to each class and the variations in rights, preferences and limitations determined for each series, and the authority of the Board of Directors to determine variations for future series, must be summarized either on the front or back of the certificate. Alternatively, the certificate may state conspicuously on its front or back that the Corporation will furnish the shareholder this information without charge on request in writing.

     (3)   TRANSFERS:

           (a) Transfers of stock shall be made only upon the stock transfer books of the corporation, kept at the registered office of the corporation or at its principal place of business, or at the office of its transfer agent or registrar, and before a new certificate is issued the old certificate shall be surrendered for cancellation. The Board of Directors may, by resolution, open a share register in any state of the United States, and may employ an agent or agents to keep such register, and to record transfers of shares therein.

           (b) Shares of certificated stock shall be transferred by delivery of the certificates therefor, accompanied either by an assignment in writing on the back of the certificate or an assignment separate from certificate, or by a written power of attorney to sell, assign and transfer the same, signed by the holder of said certificate. No shares of certificated stock shall be transferred on the records of the Corporation until the outstanding certificates therefor have been surrendered to the Corporation or to its transfer agent or registrar.

     (4) REGISTERED OWNER: Registered shareholders shall be treated by the corporation as the holders in fact of the stock standing in their respective names and the corporation shall not be bound to recognize any equitable or other claim to or interest in any share on the part of any other person, whether or not it shall have express or other notice thereof, except as expressly provided below or by the laws of the State of Washington. The Board of Directors may adopt by resolution a procedure whereby a shareholder of the corporation may certify in writing to the corporation that all or a portion of the shares registered in the name of such shareholder are held for the account of a specified person or persons. The resolution shall set forth:

           (a)   The classification of shareholder who may certify;

           (b) The purpose or purposes for which the certification may be made;

           (c) The form of certification and information to be contained therein;

           (d) If the certification is with respect to a record date or closing of the stock transfer books, the date within which the certification must be received by the corporation; and

           (e) Such other provisions with respect to the procedure as are deemed necessary or desirable.

     Upon receipt by the corporation of a certification complying with the procedure, the persons specified in the certification shall be deemed, for the purpose or purposes set forth in the certification, to be the holders of record of the number of shares specified in place of the shareholder making the certification.

     (5) MUTILATED, LOST OR DESTROYED CERTIFICATES: In case of any mutilation, loss or destruction of any certificate of stock, another may be issued in its place on proof of such mutilation, loss or destruction. The Board of Directors may impose conditions on such issuance and may require the giving of a satisfactory bond or indemnity to the corporation in such sum as they might determine or establish such other procedures as they deem necessary.

     (6) FRACTIONAL SHARES OR SCRIP: The corporation, by resolution of the Board of Directors, may either: (a) issue fractions of a share which shall entitle the holder to exercise voting rights, to receive dividends thereon, and to participate in any of the assets of the corporation in the event of liquidation; (b) arrange for the disposition of fractional interests by those entitled thereto; (c) pay in cash the fair value of fractions of a share as of the time when those entitled to receive such shares are determined; or (d) issue scrip in registered or bearer form which shall entitle the holder to receive a certificate for a full share upon the surrender of such scrip aggregating a full share.

     (7) SHARES OF ANOTHER CORPORATION: Shares owned by the corporation in another corporation, domestic or foreign, may be voted by such officer, agent or proxy as the Board of Directors may determine or, in the absence of such determination, by the President of the corporation.

                                      ARTICLE IV

                                  BOARD OF DIRECTORS

     (1) NUMBER AND POWERS: The management of all the affairs, property and interest of the corporation shall be vested in a Board of Directors consisting of seven (7) persons, who shall be elected for a term of one year, and shall hold office until their successors are elected and qualified. Directors need not be shareholders or residents of the State of Washington. In addition to the powers and authorities by these Bylaws and the Articles of Incorporation expressly conferred upon it, the Board of Directors may exercise all such powers of the corporation and do all such lawful acts and things as are not prohibited by statute or by the Articles of Incorporation or by these Bylaws or as directed or required to be exercised or done by the shareholders.

     (2) CHANGE OF NUMBER: The number of directors may at any time be increased or decreased by amendment of these Bylaws, but no decrease shall have the effect of shortening the term of any incumbent directors, except as provided in Sections 5 and 6 of this Article IV.

     (3) VACANCIES: All vacancies in the Board of Directors, whether caused by resignation, death or otherwise, may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors. A director elected to fill any vacancy shall hold office for the unexpired term of his or her predecessor and until his or her successor is elected and qualified. Any directorship to be filled by reason of an increase in the number of directors may be filled by the Board of Directors for a term of office continuing only until the next election of directors by the shareholders and until his or her successor is elected and qualified.

     (4) RESIGNATION: A director may resign at any time by delivering written notice to the Board of Directors, the President or the Secretary. A resignation is effective when the notice is delivered unless the notice specifies a later effective date.

     (5) REMOVAL OF DIRECTORS: At a special meeting of shareholders called expressly for that purpose, the entire Board of Directors, or any member thereof, may be removed by a vote of the holders of a majority of shares then entitled to vote at an election of such directors. A director or directors may be removed only if the number of votes cast to remove the director exceeds the number of votes cast not to remove the director. The notice of such special meeting must state that the purpose, or one of the purposes, of the meeting is removal of the director or directors, as the case may be.

     (6) REGULAR MEETINGS: Regular meetings of the Board of Directors or any committee may be held without notice at the registered office of the corporation or at such other place or places, either within or without the State of Washington, as the Board of Directors or such committee, as the case may be, may from time to time designate. The annual meeting of the Board of Directors shall be held without notice immediately after the adjournment of the annual meeting of shareholders.

     (7)   SPECIAL MEETINGS:

           (a) Special meetings of the Board of Directors may be called at any time by the President or by any two directors, to be held at the registered office of the corporation or at such other place or places as the Board of Directors or the person or persons calling such meeting may from time to time designate. Notice of all special meetings of the Board of Directors shall be given to each director by three day's service of the same by telegram, by letter, or personally. Such notice need not specify the business to be transacted at, nor the purpose of, the meeting.

           (b) Special meetings of any committee may be called at any time by such person or persons and with such notice as shall be specified for such committee by the Board of Directors, or in the absence of such specification, in the manner and with the notice required for special meetings of the Board of Directors.

     (8) QUORUM: A majority of the whole Board of Directors shall be necessary at all meetings to constitute a quorum for the transaction of business. If a quorum is present when a vote is taken, the affirmative vote of a majority of directors present is the act of the Board of Directors.

     (9) WAIVER OF NOTICE: Attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends for the express purpose of objecting to the transaction of any business because the meeting is not lawfully called or convened and does not thereafter vote for or assent to action taken at the meeting. A waiver of notice signed by the director or directors and delivered to the Corporation for inclusion in the minutes or filing with the corporate records, whether before or after the time stated for the meeting, shall be equivalent to the giving of notice.

     (10) REGISTERING DISSENT: A director who is present at a meeting of the Board of Directors at which action on a corporate matter is taken shall be presumed to have assented to such action unless his dissent shall be entered in the minutes of the meeting, or unless he shall file his written dissent to such action with the person acting as the secretary of the meeting, before the adjournment thereof, or shall forward such dissent by registered mail to the Secretary of the corporation within a reasonable time after the adjournment of the meeting. Such right to dissent shall not apply to a director who voted in favor of such action.

     (11) EXECUTIVE AND OTHER COMMITTEES: The Board of Directors, by resolution adopted by a majority of the full Board of Directors, may designate from among its members an Executive Committee and one or more other standing or special committees. The Executive Committee shall have and may exercise all the authority of the Board of Directors, and other standing or special committees may be invested with such powers, subject to such conditions, as the Board of Directors shall see fit; PROVIDED THAT, notwithstanding the above, no committee of the Board of Directors shall have the authority to: (1) Declare dividends or distributions, except at a rate or in periodic amount determined by the Board of Directors; (2) approve or recommend to shareholders actions or proposals required by law to be approved by shareholders; (3) fill vacancies on the Board of Directors or any committee thereof; (4) adopt, amend, or repeal the Bylaws; (5) authorize or approve the reacquisition of shares unless pursuant to general formula or method specified by the Board of Directors; (6) fix compensation of any director for serving on the Board of Directors or on any committee thereof; (7) approve a plan of merger, consolidation, or exchange of shares not requiring shareholder approval;
(8) reduce earned or capital surplus; or (9) appoint other committees of the Board of Directors or the members thereof. All committees so appointed shall keep regular minutes of their meetings and shall cause them to be recorded in books kept for that purpose in the office of the corporation. The designation of any such committee and the delegation of authority thereto shall not relieve the Board of Directors, or any member thereof, of any responsibility imposed by law.

     (12) REMUNERATION: No stated salary shall be paid directors, as such, for their service, but by resolution of the Board of Directors, a fixed sum and expenses of attendance, if any, may be allowed for attendance at each regular or special meeting of such Board; provided, that nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of standing or special committees may be allowed like compensation for attending committee meetings.

     (13) LOANS: No loans shall be made by the corporation to the directors, unless first approved by the holders of two-thirds of the voting shares. No loans shall be made by the corporation secured by its own shares.

     (14) ACTION BY DIRECTORS WITHOUT A MEETING: Any action required or which may be taken at a meeting of the directors, or of a committee thereof, may be taken without a meeting if a consent in writing, setting forth the action so taken or to be taken, shall be signed by all of the directors, or all of the members of the committee, as the case may be, either before or after the action taken, and delivered to the Corporation for inclusion in the minutes or filing with the Corporation's records. Such consent shall have the same effect as a unanimous vote.

     (15) ACTION OF DIRECTORS BY COMMUNICATIONS EQUIPMENT: Any action required or which may be taken at a meeting of directors, or of a committee thereof, may be taken by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other at the same time.

                                      ARTICLE V

                                       OFFICERS

     (1) DESIGNATIONS: The officers of the corporation shall be a Chairman of the Board of Directors, a President, one or more Vice-Presidents (one or more of whom may be Executive Vice-Presidents), a Secretary and a Treasurer, and such Assistant Secretaries and Assistant Treasurers as the Board may designate, who shall be elected for one year by the directors at their first meeting after the annual meeting of shareholders, and who shall hold office until their successors are elected and qualified. Any two or more offices may be held by the same person, except the offices of President and Secretary.

     (2) THE CHAIRMAN OF THE BOARD OF DIRECTORS: The Chairman of the Board of Directors shall preside at all meetings of shareholders and directors, and shall perform all such other duties as are incident to his office or are properly required of him by the Board of Directors.

     (3) THE PRESIDENT: The President shall have general supervision of the affairs of the corporation, and shall perform all such other duties as are incident to his office or are properly required of him by the Board of Directors.

     (4) VICE-PRESIDENTS: During the absence or disability of the President, the Executive Vice-Presidents, if any, and the Vice-Presidents in the order designated by the Board of Directors, shall exercise all the functions of the President. Each Vice-President shall have such powers and discharge such duties as may be assigned to him from time to time by the Board of Directors.

     (5) SECRETARY AND ASSISTANT SECRETARIES: The Secretary shall issue notices for all meetings, except for notices for special meetings of the shareholders and special meetings of the directors which are called by the requisite number of shareholders or directors, shall keep minutes of all meetings, shall have charge of the seal and the corporate books, and shall make such reports and perform such other duties as are incident to his office, or are properly required of him by the Board of

Directors. The Assistant Secretary, or Assistant Secretaries in the order designated by the Board of Directors, shall perform all of the duties of the Secretary during the absence or disability of the Secretary, and at other times may perform such duties as are directed by the President or the Board of Directors.

     (6) THE TREASURER: The Treasurer shall have the custody of all moneys and securities of the corporation and shall keep regular books of account. He shall disburse the funds of the corporation in payment of the just demands against the corporation or as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the Board of Directors from time to time as may be required of him an account of all his transactions as Treasurer and of the financial condition of the corporation. He shall perform such other duties incident to his office or that are properly required of him by the Board of Directors. The Assistant Treasurer, or Assistant Treasurers in the order designated by the Board of Directors, shall perform all of the duties of the Treasurer in the absence or disability of the Treasurer, and at other times may perform such other duties as are directed by the President or the Board of Directors.

     (7) DELEGATION: In the case of absence or inability to act of any officer of the corporation and of any person herein authorized to act in his place, the Board of Directors may from time to time delegate the powers or duties of such officer to any other officer or any director or other person whom it may in its sole discretion select.

     (8) VACANCIES: Vacancies in any office arising from any cause may be filled by the Board of Directors at any regular or special meeting of the Board.

     (9) OTHER OFFICERS: Directors may appoint such other officers and agents as it shall deem necessary or expedient, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors.

     (10) RESIGNATION: An officer may resign at any time by delivering notice to the Corporation. Such notice shall be effective when delivered unless the notice specifies a later effective date. Any such resignation shall not affect the Corporation's contract rights, if any, with the officer.

     (11) LOANS: No loans shall be made by the corporation to any officer, unless first approved by the holders of two-thirds of the voting shares.

     (12) TERM - REMOVAL: The officers of the corporation shall hold office until their successors are chosen and qualify. Any officer or agent elected or appointed by the Board of Directors may be removed at any time, with or without cause, by the affirmative vote of a majority of the whole Board of Directors, but such removal shall be without prejudice to the contract rights, if any, of the person so removed.

     (13) SALARIES AND CONTRACT RIGHTS: The salaries, if any, of the officers shall be fixed from time to time by the Board of Directors. The appointment of an officer shall not of itself create contract rights.

     (14) BONDS: The Board of Directors may, by resolution, require any and all of the officers to give bonds to the corporation, with sufficient surety or sureties, conditioned for the faithful performance of the duties of their respective offices, and to comply with such other conditions as may from time to time be required by the Board of Directors.

                                      ARTICLE VI

     (1) DISTRIBUTIONS: The Board of Directors may authorize and the corporation may make distributions to its shareholders; provided that no distribution may be made if, after giving it effect, either:

           (a) The Corporation would not be able to pay its debts as they become due in the usual course of business; or

           (b) The Corporation's total assets would be less than the sum of its total liabilities plus the amount which would be needed, if the Corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

     The Board of Directors may authorize distributions to holders of record at the close of business on any business day prior to the date on which the distribution is made. If the Board of Directors does not fix a record date for determining shareholders entitled to a distribution, the record date shall be the date on which the Board of Directors authorizes the distribution.

     (2) MEASURE OF EFFECT OF A DISTRIBUTION: For purposes of determining whether a distribution may be authorized by the Board of Directors and paid by the Corporation under Article VI, Section 1 of these Bylaws, the effect of the distribution is measured:

           (a) In the case of a distribution of indebtedness, the terms of which provide that payment of principal and interest are made only if and to the extent that payment of a distribution to shareholders could then be made under this section, each payment of principal or interest is treated as a distribution, the effect of which is measured on the date the payment is actually made; or

           (b)   In the case of any other distribution:

                 (i) if the distribution is by purchase, redemption, or other acquisition of the Corporation's shares, the effect of the distribution is measured as of the earlier of the date any money or other property is transferred or debt incurred by the Corporation, or the date the shareholder ceases to be a shareholder with respect to the acquired shares;

                 (ii) if the distribution is of an indebtedness other than described in subsection 2(a) and (b)(i) of this section, the effect of the distribution is measured as of the date the indebtedness is distributed; and

                 (iii) in all other cases, the effect of the distribution is measured as of the date the distribution is authorized if payment occurs within 120 days after the date of authorization, or the date the payment is made if it occurs more than 120 days after the date of authorization.

     (3) DEPOSITORIES: The moneys of the corporation shall be deposited in the name of the corporation in such bank or banks or trust company or trust companies as the Board of Directors shall designate, and shall be drawn out only by check or other order for payment of money signed by such persons and in such manner as may be determined by resolution of the Board of Directors.

                                     ARTICLE VII

                                       NOTICES

     Except as may otherwise be required by law, any notice to any shareholder or director must be in writing and may be transmitted by: mail, private carrier or personal delivery; telegraph or teletype; or telephone, wire or wireless equipment which transmits a facsimile of the notice. Written notice by the Corporation to its shareholders shall be deemed effective when mailed, if mailed with first-class postage prepaid and correctly addressed to the shareholder's address shown in the Corporation's current record of shareholders. Except as set forth in the previous sentence, written notice shall be deemed effective at the earliest of the following: (i) when received; (ii) five days after its deposit in the United States mail, as evidenced by the postmark, if mailed with first-class postage, prepaid and correctly addressed; or (iii) on the date shown on the return receipt, if sent by registered or certified mail, return receipt requested, and receipt is signed by or on behalf of the addressee.

                                     ARTICLE VIII

                                         SEAL

     The corporate seal of the corporation shall be in such form and bear such inscription as may be adopted by resolution of the Board of Directors, or by usage of the officers on behalf of the corporation.

                                      ARTICLE IX

                                   INDEMNIFICATION

     (1) RIGHT TO INDEMNIFICATION: Each person who was or is made a party or is threatened to be made a party to or is involved (including, without limitation, as a witness) in any actual or threatened action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that he or she is or was a director or officer of the corporation or, being or having been such a director or officer, he or she is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the corporation to the full extent permitted by applicable law as then in effect, against all expense, liability and loss (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts to be paid in settlement) actually and reasonably incurred or suffered by such person in connection therewith and such indemnification shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of his or her heirs, executors and administrators; provided, however, that except as provided in Section 2 of this Article with respect to proceedings seeking to enforce rights to indemnification, the corporation shall indemnify any such person seeking indemnification in connection with a proceeding (or part thereof) initiated by such person only if such proceeding (or part thereof) was authorized by the Board of Directors of the corporation. The right to indemnification conferred in this Section shall be a contract right and shall include the right to be paid by the corporation the expenses incurred in defending any such proceeding in advance of its final disposition; provided, however, that the payment of such expenses in advance of the final disposition of a proceeding shall be made only upon delivery to the corporation of an undertaking, by or on behalf of such director of officer, to repay all amounts so advanced if it shall ultimately be determined that such director or officer is not entitled to be indemnified under this Section or otherwise.

     (2)   RIGHT OF CLAIMANT TO BRING SUIT:  If a claim under Section 1 of this
Article is not paid in full by the corporation within sixty days after a written claim has been received by the corporation, except in the case of a claim for expenses incurred in defending a proceeding in advance of its final disposition, in which case the applicable period shall be twenty days, the claimant may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim and, to the extent successful in whole or in part, the claimant shall be entitled to be paid also the expense of prosecuting such claim. The claimant shall be presumed to be entitled to indemnification under this Article upon submission of a written claim (and, in an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition, where the required undertaking has been tendered to the corporation) and thereafter the corporation shall have the burden of proof to overcome the presumption that the claimant is not so entitled. Neither the failure of the corporation (including its Board of Directors, independent legal counsel or its shareholders) to have made a determination prior to the commencement of such action that indemnification of or reimbursement or advancement of expenses to the claimant is proper in the circumstances nor an actual determination by the corporation (including its Board of Directors, independent legal counsel or its shareholders) that the claimant is not entitled to indemnification or to the reimbursement or advancement of expenses shall be a defense to the action or create a presumption that the claimant is not so entitled.

     (3) NONEXCLUSIVITY OF RIGHTS: The right to indemnification and the payment of expenses incurred in defending a proceeding in advance of its final disposition conferred in this Article shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, provision of the Articles of Incorporation, Bylaws, agreement, vote of shareholders or disinterested directors or otherwise.

     (4) INSURANCE, CONTRACTS AND FUNDING: The corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the corporation would have the power to indemnify such person against such expense, liability or loss under the Washington Business Corporation Act. The corporation may, without further shareholder action, enter into contracts with any director or officer of the corporation in furtherance of the provisions of this Article and may create a trust fund, grant a security interest or use other means (including, without limitation, a letter of credit) to ensure the payment of such amounts as may be necessary to effect indemnification as provided in this Article.

     (5) INDEMNIFICATION OF EMPLOYEES AND AGENTS OF THE CORPORATION: The corporation may, by action of its Board of Directors from time to time, provide indemnification and pay expenses in advance of the final disposition of a proceeding to employees and agents of the corporation with the same scope and effect as the provisions of this Article with respect to the indemnification and advancement of expenses of directors and officers of the corporation or pursuant to rights granted pursuant to, or provided by, the Washington Business Corporation Act or otherwise.

                                      ARTICLE X

                                  BOOKS AND RECORDS

     The corporation shall keep correct and complete books and records of account and shall keep minutes of the proceedings of its shareholders and Board of Directors; and shall keep at its registered office or principal place of business, or at the office of its transfer agent or registrar, a record of its shareholders, giving the names and addresses of all shareholders in alphabetical order by class of shares showing the number and class of the shares held by each. Any books, records, and minutes may be in written form or any other form capable of being converted into written form within a reasonable time.

                                      ARTICLE XI

                                      AMENDMENTS

     (1) BY SHAREHOLDERS: These Bylaws may be altered, amended or repealed by the affirmative vote of a majority of the voting stock issued and outstanding at any regular or special meeting of the shareholders.

     (2) BY DIRECTORS: The Board of Directors shall have power to make, alter, amend and repeal the Bylaws of this corporation. However any such Bylaws, or any alteration, amendment or repeal of the Bylaws, may be changed or repealed by the holders of a majority of the stock entitled to vote at any shareholders' meeting.

     (3) EMERGENCY BYLAWS: The Board of Directors may adopt emergency Bylaws, subject to repeal or change by action of the shareholders, which shall be operative during any emergency in the conduct of the business of the corporation resulting from an attack on the United States or any nuclear or atomic disaster.

     Most recently amended by resolution of the corporation's Board of Directors on December 11, 1996.



                       /S/Steven M. Gordon
                       -------------------------
                                                 Steven M. Gordon, Secretary

                                    EXHIBIT 10.30


[LETTERHEAD]

                               BUSINESS LOAN AGREEMENT

                                        PART A

     This Business Loan Agreement ("Agreement") is made between Bank of America
NW, N.A., doing business as Seafirst Bank ("Bank"), and   DATA I/O CORPORATION
("Borrower") with respect to the following:


LINE OF CREDIT   Subject to the terms of this Agreement, Bank will make loans to Borrower under a revolving line of credit as follows:

TOTAL AMOUNT
AVAILABLE:       Borrower may borrow, repay and reborrow up to a maximum of
                 Eight Million Dollars ($8,000,000.00).

AVAILABILITY
PERIOD: Date of Note through May 31, 1997. However, if loans are made and/or new promissory notes executed after the last date, such advances will be subject to the terms of this Agreement until repaid in full unless a written statement signed by the Bank and Borrower provides otherwise, or a replacement loan agreement is executed. The making of such additional advances alone, however, does not constitute a commitment by the Bank to make any further advances or extend the availability period.

INTEREST RATE:   At Borrower's option:

                 1. Bank's publicly announced prime rate, plus 0 % adjusted on the date of any Bank prime rate change


                       or

                 2. A rate of interest to be fixed at Borrower's election equal to the London Interbank Offered Rate ("LIBOR") plus 1.10 percent for periods ranging from one, two, three or six month periods, but not extending beyond the maturity date of the note. The rate shall be adjusted for any statutory reserves, FDIC or other assessments. Rate will be set two business days prior to the first day of the interest period selected. A prepayment fee may apply if principal reductions are made during a fixed rate period. The minimum amount of a LIBOR loan for interest periods of one, two, three or six months is $250,000.

                       At maturity of a fixed rate period, the interest rate will revert to Prime as described in section 1 above unless otherwise elected by Borrower.

INTEREST
RATE BASIS:      All interest will be calculated at the per annum interest rate based on a 360-day year and applied to the actual number of days elapsed.

FEE ON UNUTILIZED
PORTION OF LINE: On each quarter, and every quarter thereafter, Borrower shall pay a fee based upon the average daily unused portion of the line of credit. This fee will be calculated as 1/4 of 1.00% per annum, payable quarterly in arrears.

OTHER FEES:      None.

REPAYMENT:       At the times and in amounts as set forth in note(s) required under Part B Article 1 of this Agreement.

COLLATERAL:      This revolving line of credit shall be unsecured.

[LETTERHEAD]

                               BUSINESS LOAN AGREEMENT

                                        PART B

1. PROMISSORY NOTE(S). All loans shall be evidenced by promissory notes in a form and substance satisfactory to Bank.

2. CONDITIONS TO AVAILABILITY OF LOAN/LINE OF CREDIT. Before Bank is obligated to disburse/make any advance, or at any time thereafter which Bank deems necessary and appropriate, Bank must receive all of the following, each of which must be in form and substance satisfactory to Bank ("loan documents"):

     2.1   Original, executed promissory note(s);
     2.2 Original executed security agreement(s) and/or deed(s) of trust covering the collateral described in Part A;
     2.3 All collateral described in Part A in which Bank wishes to have a possessory security interest;
     2.4   Financing statement(s) executed by Borrower;
     2.5 Such evidence that Bank may deem appropriate that the security interests and liens in favor of Bank are valid, enforceable, and prior to the rights and interests of others except those consented to in writing by Bank;
     +2.6  The following guaranty(ies) in favor of the Bank:  N/A
     +2.7  Subordination agreement(s) in favor of Bank executed by:  N/A
     2.8 Evidence that the execution, delivery, and performance by Borrower of this Agreement and the execution, delivery, and performance by Borrower and any corporate guarantor or corporate subordinating creditor of any instrument or agreement required under this Agreement, as appropriate, have been duly authorized;
     2.9 Any other document which is deemed by the Bank to be required from time to time to evidence loans or to effect the provisions of this Agreement;
     2.10  N/A
     2.11 Pay or reimburse Bank for any out-of-pocket expenses expended in making or administering the loans made hereunder including without limitation attorney's fees (including allocated costs of in-house counsel);
     +2.12 Other (describe):  N/A


3. REPRESENTATIONS AND WARRANTIES. Borrower represents and warrants to Bank, except as Borrower has disclosed to Bank in writing, as of the date of this Agreement and hereafter so long as credit granted under this Agreement is available and until full and final payment of all sums outstanding under this Agreement and promissory notes that:

     +3.1 Borrower is duly organized and existing under the laws of the state of its organization as a:

                                  General          Limited             Sole
           _X_ Corporation   __ Partnership   __ Partnership   __ Proprietorship   dba__________

            Borrower is properly licensed and in good standing in each state in which Borrower is doing business and Borrower has qualified under, and complied with, where required, the fictitious or trade name statutes of each state in which Borrower is doing business, and Borrower has obtained all necessary government approvals for its business activities;
           the execution, delivery, and performance of this Agreement and such notes and other instruments required herein are within Borrower's powers, have been duly authorized, and, as to Borrower and any guarantor, are not in conflict with the terms of any charter, bylaw, or other organization papers of Borrower, and this Agreement, such notes and the loan documents are valid and enforceable according to their terms;
     3.2 The execution, delivery, and performance of this Agreement, the loan documents and any other instruments are not in conflict with any law or any indenture, agreement or undertaking to which Borrower is a party or by which Borrower is bound or affected;
     3.3 Borrower has title to each of the properties and assets as reflected in its financial statements (except such assets which have been sold or otherwise disposed of in the ordinary course of business), and no assets or revenues of the Borrower are subject to any lien except as required or permitted by this Agreement, disclosed in its financial statements or otherwise previously disclosed to Bank in writing;
     3.4 All financial information, statements as to ownership of Borrower and all other statements submitted by Borrower to Bank, whether previously or in the future, are and will be true and correct in all material respects upon submission and are and will be complete upon submission insofar as may be necessary to give Bank a true and accurate knowledge of the subject matter thereof;
     3.5 Borrower has filed all tax returns and reports as required by law to be filed and has paid all taxes and assessments applicable to Borrower or to its properties which are presently due and payable, except those being contested in good faith;
     3.6 There are no proceedings, litigation or claims (including unpaid taxes) against Borrower pending or, to the knowledge of the Borrower, threatened, before any court or government agency, and no other event has occurred which may have a material adverse effect on Borrower's financial condition;
     3.7 There is no event which is, or with notice or lapse of time, or both, would be, an Event of Default (as defined in Section 7) under this Agreement;
     3.8 Borrower has exercised due diligence in inspecting Borrower's properties for hazardous wastes and hazardous substances. Except as otherwise previously disclosed and acknowledged to Bank in writing:
           Borrower has no actual or constructive notice of any actual or threatened litigation or claims of any kind by any person relating to such matters. The terms "hazardous waste(s)," hazardous substance(s)," "disposal," "release," and "threatened release" as used in this Agreement shall have the same meanings as set forth in the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, 42 U.S.C. Section 9601, et seq., the Superfund Amendments and Reauthorization Act of 1986, as amended, Pub. L. No. 99-499, the Hazardous Materials Transportation Act, as amended, 49 U.S.C. Section 1801, et seq., the Resource Conservation and Recovery Act, as amended, 49 U.S.C. Section 6901, et seq., or other applicable state or federal laws, rules or regulations adopted pursuant to any of the foregoing.
     +3.9 Each chief place of business of Borrower, and the office or offices where Borrower keeps its records concerning any of the collateral, is located at: N/A

4. AFFIRMATIVE COVENANTS. So long as credit granted under this Agreement is available and until full and final payment of all sums outstanding under this Agreement and promissory note(s) Borrower will:

     +4.1 Use the proceeds of the loans covered by this Agreement only in connection with Borrower's business activities and exclusively for the following purposes: WORKING CAPITAL AND GENERAL CORPORATE PURPOSES.
     +4.2 Maintain current assets in an amount at least equal to 1.20 times current liabilities, and not less than $N/A. Current assets and current liabilities shall be determined in accordance with generally accepted accounting principles and practices, consistently applied;
     +4.3 Maintain a tangible net worth of at least $19,000,000 and not permit Borrower's total indebtedness which is not subordinated in a manner satisfactory to Bank to exceed 1.30 times Borrower's tangible net worth. "Tangible net worth" means the excess of total assets over total liabilities, excluding, however, from the determination of total assets (a) all assets which should be classified as intangible assets such as goodwill, patents, trademarks, copyrights, franchises, and deferred charges (including unamortized debt discount and research and development costs) but including as tangible assets all of Borrower's existing and future "investment in product line assets", (b) treasury stock, (c) cash held in a sinking or other similar fund established for the purpose of redemption or other retirement of capital stock, (d) to the extent not already deducted from total assets, reserves for depreciation, depletion, obsolescence or amortization of properties and other reserves or appropriations of retained earnings which have been or should be established in connection with the business conducted by the relevant corporation, and (e) any revaluation or other write-up in book value of assets subsequent to the fiscal year of such corporation last ended at the date of this Agreement;
     +4.4 Upon request Borrower agrees to insure and to furnish Bank with evidence of insurance covering the life of Borrower (if an individual) or the lives of designated partners or officers of Borrower (if a partnership or corporation) in the amounts stated below. Borrower shall take such actions as are reasonably requested by Bank, such as assigning the insurance policies to Bank or naming Bank as beneficiary and obtaining the insurer's acknowledgment thereof, to provide that in the event of the death of any of the named insureds the policy proceeds will be applied to payment of Borrower's obligations owing to Bank;

           Name:__N/A__________________Amount: $_______________________
           Name:_______________________Amount: $_______________________


     +4.5 Promptly give written notice to Bank of: (a) all litigation and claims made or threatened affecting Borrower where the amount is $500,000 or more; (b) any substantial dispute which may exist between Borrower and any governmental regulatory body or law enforcement authority; (c) any Event of Default under this Agreement or any other agreement with Bank or any other creditor or any event which become an Event of Default; and (d) any other matter which has resulted or might result in a material adverse change in Borrower's financial condition or operations;
     +4.6 Borrower shall as soon as available, but in any event within 90 days following the end of each Borrower's fiscal years and within 60 days following the end of each quarter provide to Bank, in a form satisfactory to Bank, such financial statements, Form 10-K Reports, Form 10-Q Reports and other information respecting the financial condition and operations of Borrower as Bank may reasonably request. The fiscal year financial statements shall be audited by an independent certified public accounting firm;
     4.7 Borrower will maintain in effect insurance with responsible insurance companies in such amounts and against such risks as is customarily maintained by persons engaged in businesses similar to that of Borrower and all policies covering property given as security for the loans shall have loss payable clauses in favor of Bank. Borrower agrees to deliver to Bank such evidence of insurance as Bank may reasonably require and, within thirty (30) days after notice from Bank, to obtain such additional insurance with an insurer satisfactory to the Bank;
     4.8 Borrower will pay all indebtedness taxes and other obligations for which the Borrower is liable or to which its income or property is subject before they shall become delinquent, except any which is being contested by the Borrower in good faith;
     4.9 Borrower will continue to conduct its business as presently constituted, and will maintain and preserve all rights, privileges and franchises now enjoyed, conduct Borrower's business in an orderly, efficient and customary manner, keep all Borrowers properties in good working order and condition, and from time to time make all needed repairs, renewals or replacements so that the efficiency of Borrower's properties shall be fully maintained and preserved;
     4.10 Borrower will maintain adequate books, accounts and records and prepare all financial statements required hereunder in accordance with generally accepted accounting principles and practices consistently applied, and in compliance with the regulations of any governmental regulatory body having jurisdiction over Borrower or Borrower's business;
     4.11 Borrower will permit representatives of Bank to examine and make copies of the books and records of Borrower and to examine the collateral of the Borrower at reasonable times;
     4.12 Borrower will perform, on request of Bank, such acts as may be necessary or advisable to perfect any lien or security interest provided for herein or otherwise carry out the intent of this Agreement;
     4.13 Borrower will comply with all applicable federal, state and municipal laws, ordinances, rules and regulations relating to its properties, charters, businesses and operations, including compliance with all minimum funding and other requirements related to any of Borrower's employee benefit plans;

     4.14 Borrower will permit representatives of Bank to enter onto Borrower's properties to inspect and test Borrower's properties as Bank, in its sole discretion, may deem appropriate to determine Borrower's compliance with section 5.8 of this Agreement; provided however, that any such inspections and tests shall be for Bank's sole benefit and shall not be construed to create any responsibility or liability on the part of Bank to Borrower or to any third party.

5. NEGATIVE COVENANTS. So long as credit granted under this Agreement is available and until full and final payment of all sums outstanding under this Agreement and promissory note(s):

     +5.1 Borrower will not, during any fiscal year, expend or incur in the aggregate more than $_______N/A______ for fixed assets, nor more than $_______N/A_______ for any single fixed asset whether or not payable that fiscal year or later under any purchase agreement or lease;
     5.2   N/A;
     +5.3 The total of salaries, withdrawals, or other forms of compensation, whether paid in cash or otherwise, by Borrower shall not exceed the following amounts for the persons indicated, nor will amounts in excess of such limits be paid to any other person:

           Name:  __N/A_____________  Monthly/Yearly Amount:$ _

           Name:  __________________  Monthly/Yearly Amount:$ _

     5.4   N/A;
     +5.5  N/A;
     5.6 Borrower will not liquidate or dissolve or enter into any consolidation, merger, pool, joint venture, syndicate or other combination, or sell, lease, or dispose of Borrower's business assets as a whole or such as in the opinion of Bank constitute a substantial portion of Borrower's business or assets;
     5.7 Borrower will not engage in any business activities or operations substantially different from or unrelated to present business activities or operations; and
     5.8 Borrower's activity shall be conducted in compliance with all applicable federal, state and local laws, regulations and ordinances, including without limitation those described in section 3.8.

6.   WAIVER, RELEASE AND INDEMNIFICATION.  Borrower hereby:

     (a) releases and waives any claims against Bank for indemnity or contribution in the event Borrower becomes liable for cleanup or other costs under any of the applicable federal, state or local laws, regulations or ordinances, including without limitation those described in section 3.8, and (b) agrees to indemnify and hold Bank harmless from and against any and all claims, losses, liabilities, damages, penalties and expenses which Bank may directly or indirectly sustain or suffer resulting from a breach of (i) any of Borrower's representations and warranties with respect to hazardous wastes and hazardous substances contained in section 3.8, or (ii) section 5.8. The provisions of this section 6 shall survive the full and final payment of all sums outstanding under this Agreement and promissory notes and shall not be affected by Bank's acquisition of any interest in any of the Borrower's properties, whether by foreclosure or otherwise.

7. EVENTS OF DEFAULT. The occurrence of any of the following events ("Events of Default") shall terminate any and all obligations on the part of Bank to make or continue the loan and/or line of credit and, at the option of Bank, shall make all sums of interest and principal outstanding under the loan and/or line of credit immediately due and payable, without notice of default, presentment or demand for payment, protest or notice of non payment or dishonor, or other notices or demands of any kind or character, all of which are waived by Borrower, and Bank may proceed with collection of such obligations and enforcement and realization upon all security which it may hold and to the enforcement of all rights hereunder or at law:

     7.1 The Borrower shall fail to pay when due any amount payable by it hereunder on any loans or notes executed in connection herewith;
     7.2 Borrower shall fail to comply with the provisions of any other covenant, obligation or term of this Agreement for a period of thirty (30) days after the earlier of written notice thereof shall have been given to the Borrower by Bank or Borrower or any Guarantor has knowledge of an Event of Default or an event that can become an Event of Default;
     7.3 Borrower shall fail to pay when due any other obligation for borrowed money, or to perform any term or covenant on its part to be performed under any agreement relating to such obligation or any such other debt shall be declared to be due and payable and such failure shall continue after the applicable grace period;
     7.4 Any representation or warranty made by Borrower in this Agreement or in any other statement to Bank shall prove to have been false or misleading in any material respect when made;
     7.5 Borrower makes an assignment for the benefit of creditors, files a petition in bankruptcy, is adjudicated insolvent or bankrupt, petitions to any court for a receiver or trustee for Borrower or any substantial part of its property, commences any proceeding relating to the arrangement, readjustment, reorganization or liquidation under any bankruptcy or similar laws, or if there is commenced against Borrower any such proceedings which remain undismissed for a period of thirty (30) days or, if Borrower by any act indicates its consent or acquiescence in any such proceeding or the appointment of any such trustee or receiver;
     +7.6 Any judgment attaches against Borrower or any of its properties for an amount in excess of $500,000 which remains unpaid, unstayed on appeal, unbonded, or undismissed for a period of thirty (30) days;
     7.7 Loss of any required government approvals, and/or any governmental regulatory authority takes or institutes action which, in the opinion of Bank, will adversely affect Borrower's condition, operations or ability to repay the loan and/or line of credit;
     7.8 Failure of Bank to have a legal, valid and binding first lien on, or a valid and enforceable prior perfected security interest in, any property covered by any deed of trust or security agreement required under this Agreement;
     7.9 Borrower dies, becomes incompetent, or ceases to exist as a going concern;
     7.10 Occurrence of an extraordinary situation which gives Bank reasonable grounds to believe that Borrower may not, or will be unable to, perform its obligations under this or any other agreement between Bank and Borrower; or
     7.11 Any of the preceding events occur with respect to any guarantor of credit under this Agreement, or such guarantor dies or becomes incompetent, unless the obligations arising under the guaranty and related agreements have been unconditionally assumed by the guarantor's estate in a manner satisfactory to Bank.

8. SUCCESSORS; WAIVERS. Notwithstanding the Events of Default above, this Agreement shall be binding upon and inure to the benefit of Borrower and Bank, their respective successors and assigns, except that Borrower may not assign its rights hereunder. No consent or waiver under this Agreement shall be effective unless in writing and signed by the Bank and shall not waive or affect any other default, whether prior or subsequent thereto, and whether of the same or different type. No delay or omission on the part of the Bank in exercising any right shall operate as a waiver of such right or any other right.

9.   ARBITRATION.
     9.1 At the request of either Bank or Borrower any controversy or claim between the Bank and Borrower, arising from or relating to this Agreement or any Loan Document executed in connection with this Agreement or arising from any alleged tort shall be settled by arbitration in King County Washington. The United
           States Arbitration Act will apply to the arbitration proceedings which will be administered by the American
           Arbitration Association under its commercial rules of arbitration except that unless the amount of the claim(s) being arbitrated exceeds $5,000,000 there shall be only one arbitrator. Any controversy over whether an issue is arbitrable shall be determined by the arbitrator(s).
           Judgement upon the arbitration award may be entered in any court having jurisdiction. The institution and maintenance of any action for judicial relief or pursuit of a provisional or ancillary remedy shall not constitute a waiver of the right of either party, including plaintiff, to submit the controversy or claim to arbitration if such action for judicial relief is contested.
           For purposes of the application of the statute of limitations the filing of an arbitration as provided herein is the equivalent of filing a lawsuit and the arbitrator(s) will have the authority to decide whether any claim or controversy is barred by the statute of limitations, and if so, to dismiss the arbitration on that basis. The parties consent to the joinder in the arbitration proceedings of any guarantor, hypothecator or other party having an interest related to the claim or controversy being arbitrated.
     9.2 Notwithstanding the provisions of Section 9.1, no controversy or claim shall be submitted to arbitration without the consent of all parties if at the time of the proposed submission, such controversy or claim arises from or relates to an obligation secured by real property;
     9.3 No provision of this Section 9 shall limit the right of the Borrower or the Bank to exercise self-help remedies such as setoff, foreclosure or sale of any collateral, or obtaining any ancillary provisional or interim remedies from a court of competent jurisdiction before, after or during the pendency of any arbitration proceeding. The exercise of any such remedy does not waive the right of either party to request arbitration. At Bank's option foreclosure under any deed of trust may be accomplished by exercise of the power of sale under the deed of trust or judicial foreclosure as a mortgage.

10. COLLECTION ACTIVITIES, LAWSUITS AND GOVERNING LAW. Borrower agrees to pay Bank all costs and expenses (including reasonable attorney's fees and the allocated cost for in-house legal services incurred by Bank), to enforce this Agreement, any notes or any Loan Documents pursuant to this Agreement, whether or not suit is instituted. If suit is instituted by Bank to enforce this Agreement or any of these documents, Borrower consents to the personal jurisdiction of the Courts of the State of Washington and Federal Courts located in the State of Washington.
     Borrower further consents to the venue of this suit, being laid in King County, Washington. This Agreement and any notes and security agreements entered into pursuant to this Agreement shall be construed in accordance with the laws of the State of Washington.

+11. ADDITIONAL PROVISIONS. Borrower agrees to the additional provisions set forth immediately following this Section 11 or on any Exhibit attached to and hereby incorporated into Agreement. This Agreement supersedes all oral negotiations or agreements between Bank and Borrower with respect to the subject matter hereof and constitutes the entire understanding and Agreement of the matters set forth in this Agreement.

     11.1 If any provision of this Agreement is held to be invalid or unenforceable, then (a) such provision shall be deemed modified if possible, or if not possible, such provision shall be deemed stricken, and (b) all other provisions shall remain in full force and effect.
     11.2 If the imposition of or any change in any law, rule, or regulation guideline or the interpretation or application of any thereof by any court of administrative or governmental authority (including any request or policy whether or not having the force of law) shall impose or modify any taxes (except U.S. federal, state or local income or franchise taxes imposed on Bank), reserve requirements, capital adequacy requirements or other obligations which would: (a) increase the cost to Bank for extending or maintaining any loans and/or line of credit to which this Agreement relates, (b) reduce the amounts payable to Bank under this Agreement, such notes and other instruments, or (c) reduce the rate of return on Bank's capital as a consequence of Bank's obligations with respect to any loan and/or line of credit to which this Agreement relates, then Borrower agrees to pay Bank such additional amounts as will compensate Bank therefor, within five (5) days after Bank's written demand for such payment, which demand shall be accompanied by an explanation of such imposition or charge and a calculation in reasonable detail of the additional amounts payable by Borrower, which explanation and calculations shall be conclusive, absent manifest error.
     11.3  N/A
     11.4 This Business Loan Agreement also covers all future standby letters of credit and foreign exchange facilities as may be requested by Borrower and made by Bank.

12. NOTICES. Any notices shall be given in writing to the opposite party's signature below or as that party may otherwise specify in writing.

13. ORAL AGREEMENTS OR ORAL COMMITMENTS TO LOAN MONEY, EXTEND CREDIT, OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT ARE NOT ENFORCEABLE UNDER WASHINGTON LAW.

This Business Loan Agreement (Parts A and B) executed by the parties on May 14, 1996. Borrower acknowledges having read all of the provisions of this Agreement and Borrower agrees to its terms.


SEAFIRST BANK
Western Commercial Banking Division



By:  /S/ STEVEN E. MELBY
     -------------------
       Steven E. Melby, Vice President

Address:         Seafirst Bank
                 Western Commercial Banking Division, Team 2
                 10500 N. E. Eighth Street, Suite 500
                 Bellevue, WA  98004

Phone:           (206) 585-6390
Fax:             (206) 585-6393



DATA I/O CORPORATION




By:  /S/ Steven M. Gordon
     --------------------
       Steven M. Gordon, Vice President/Chief Financial Officer


Address:         Data I/O Corporation
                 10525 Willows Road N.E.
                 P. O. Box 97046
                 Redmond, WA  98073-9746

Phone:           (206) 881-6444
Fax:             (206) 861-6924

                                                               LOAN MODIFICATION
[LETTERHEAD]                                                           AGREEMENT

--------------------------------------------------------------------------------

     This Agreement amends the Master Note For Multiple Advances-Business Purpose dated February 28, 1994 ("Note") executed by DATA I/O CORPORATION (together if more than one "Borrower") in favor of Bank of America NW, N.A., doing business as SEAFIRST BANK ("Bank"), regarding a loan in the maximum principal amount of $8,000,000 (the "Loan"). For mutual consideration, Borrower and Bank agree to amend the Note as follows:

     1. MATURITY DATE. The maturity date of the Note is changed to May 31, 1997. Bank's commitment to make advances to Borrower under its line of credit is also extended to May 31, 1997.

     3. OTHER TERMS. Except as specifically amended by this agreement or any prior amendment, all other terms, conditions, and definitions of the Note and all other security agreements, guaranties, deeds of trust, mortgages, and other instruments or agreements entered into with regard to the Loan shall remain in full force and effect.

This agreement is dated April 15, 1996.


Bank:  SEATTLE-FIRST NATIONAL BANK


By //S//Steven E. Melby
   ----------------------------

Title Vice President
      ---------------------------

Borrower:  DATA I/O CORPORATION


By: //S//Steven M. Gordon
    ------------------------------

Title: Vice President/C. F. O.
      ----------------------------

                         Exhibit A  --  PREPAYMENT FEES

If the principal balance owing to Bank is prepaid in whole or in part, whether by voluntary prepayment, operation of law, acceleration or otherwise, a prepayment fee, in addition to any interest earned, will be immediately payable to the holder of this note.

The amount of the prepayment fee depends on the following:

(1) The amount by which interest reference rates as defined below have changed between the time the loan is prepaid and either a) the time the loan was made for fixed rate loans, or b) the time the interest rate last changed (repriced) for variable rate loans.
(2)  A prepayment fee factor (see "Prepayment Fee Factor Schedule" on Page 2).
(3)  The amount of principal prepaid.

If the proceeds from a CD or time deposit pledged to secure the loan are used to prepay the loan resulting in payment of an early withdrawal penalty for the CD, a prepayment fee will not also be charged under the loan.

              DEFINITION OF REFERENCE RATE FOR VARIABLE RATE LOANS

The Reference Rate used to represent interest rate levels for variable rate loans shall be the index rate used to determine the rate on this loan having maturities equivalent to the remaining period to interest rate change date (repricing) of this loan rounded upward to nearest month. The "Initial Reference Rate" shall be the Reference Rate at the time of last repricing and a new Initial Reference Rate shall be assigned at each subsequent repricing. The "Final Reference Rate" shall be the Reference Rate at the time of prepayment.

                DEFINITION OF REFERENCE RATE FOR FIXED RATE LOANS

The "Reference Rate" used to represent interest rate levels on fixed rate loans shall be the bond equivalent yield of the average U.S. Treasury rate having maturities equivalent to the remaining period to maturity of this loan rounded
upward to the nearest month.   The "Initial Reference Rate" shall be the
Reference Rate at the time the loan was made. The "Final Reference Rate" shall be the Reference Rate at time of prepayment.

The Reference Rate shall be interpolated from the Federal Reserve Statistical Release (Publication H.15) as displayed on Page 119 of the Dow Jones Telerate Service (or such other page or service as may replace that page or service for the purpose of displaying rates comparable to said U.S. Treasure rates) on the day the loan was made (Initial Reference Rate) or the day of prepayment (Final Reference Rate).

An Initial Reference Rate of _____% has been assigned to this loan to represent interest rate levels at origination.

                          CALCULATION OF PREPAYMENT FEE

If the Initial Reference Rate is less than or equal to the Final Reference Rate, there is no prepayment fee.

If the Initial Reference Rate is greater than the Final Reference Rate, the prepayment fee shall be equal to the difference between the Initial and Final Reference Rates (expressed as a decimal), multiplied by the appropriate factor from the Prepayment Fee Factor Schedule, multiplied by the principal amount of the loan being prepaid.

                      EXAMPLE OF PREPAYMENT FEE CALCULATION

VARIABLE RATE LOAN: A non-amortizing 6-month LIBOR based loan with principal of $250,000 is fully prepaid with 3 months remaining until next interest rate change date (repricing). An Initial Reference Rate of 7.0% was assigned to the loan at last repricing. The Final Reference Rate (as determined by the 3-month LIBOR index) is 6.5%. Rates therefore have dropped 0.5% since last repricing and a prepayment fee applies. A prepayment fee factor of 0.31 is determined from Table 3 below and the prepayment fee is computed as follows:

         Prepayment Fee = (0.07 - 0.065) x (0.31) x ($250,000) = $387.50

FIXED RATE LOAN: An amortizing loan with remaining principal of $250,000 is fully prepaid with 24 months remaining until maturity. An Initial Reference Rate of 9.0% was assigned to the loan when the loan was made. The Final Reference Rate (as determined by the current 24-month U.S. Treasure rate on Page 119 of Telerate) is 7.5%. Rates therefore have dropped 1.5% since the loan was made and a prepayment fee applies. A prepayment fee factor of 1.3 is determined from Table 1 below and the prepayment fee is computed as follows:

          Prepayment Fee = (0.09 - 0.075) x (1.3) x (250,000) = $4,875

                         PREPAYMENT FEE FACTOR SCHEDULE

                        TABLE I:  FULLY AMORTIZING LOANS

Proportion or Remaining Principal
Amount Being Prepaid               Months Remaining To Maturity/Repricing(1)
--------------------------------------------------------------------------------
          0  3    6    9    12    24    36    48    60    84    120   240   360
--------------------------------------------------------------------------------
90-100%   0  .21  .36  .52  .67   1.3   1.9   2.5   3.1   4.3   5.9   10.3  13.1
60-89%    0  .24  .44  .63  .83   1.6   2.4   3.1   3.9   5.4   7.5   13.2  17.0
30-59%    0  .28  .53  .78  1.02  2.0   3.0   4.0   5.0   7.0   9.9   18.5  24.4
0-29%     0  .31  .63  .92  1.22  2.4   3.7   5.0   6.3   9.0   13.4  28.3  41.8


                 TABLE II:  PARTIALLY AMORTIZING (BALLOON) LOANS

Proportion or Remaining Principal
Amount Being Prepaid              Months Remaining To Maturity/Repricing(1)
--------------------------------------------------------------------------------
          0  3    6    9    12    24    36    48    60    84    120   240   360
--------------------------------------------------------------------------------
90-100%   0  .26  .49  .71  .94   1.8   2.7   3.4   4.2   5.6   7.4   11.6  14.0
60-89%    0  .30  .59  .86  1.15  2.2   3.3   4.3   5.3   7.1   9.4   15.0  18.1
30-59%    0  .31  .63  .95  1.27  2.6   3.9   5.3   6.6   9.1   12.6  21.2  26.2
0-29%     0  .31  .63  .95  1.27  2.6   4.0   5.4   7.0   10.2  15.7  33.4  46.0


                TABLE III:  NON-AMORTIZING (INTEREST ONLY) LOANS

Proportion or Remaining Principal
Amount Being Prepaid              Months Remaining To Maturity/Repricing(1)
--------------------------------------------------------------------------------
          0  3    6    9    12    24    36    48    60    84    120   240   360
--------------------------------------------------------------------------------
0-100%    0  .31  .61  .91  1.21  2.3   3.4   4.4   5.3   6.9   8.9   13.0  14.8


(1) For the remaining period to maturity/repricing between any two maturities/repricings shown in the above schedules, interpolate between the corresponding factors to the closest month.

The Bank is not required to actually reinvest the prepaid principal in any U.S. Government Treasury Obligations, or otherwise prove its actual loss, as a condition to receiving a prepayment fee as calculated above.

                                                                       EXHIBIT B
                                 PROMISSORY NOTE


INTEREST RATE. The "Borrower" agrees to pay interest monthly on the unpaid principal amount of the Master Note (Line of Credit) from the date thereof until fully paid at a rate equivalent to one or a combination of the two options listed below:

(1) BANK'S PRIME RATE: Bank's publicly announced prime rate plus the sum of 0.00% (the "Margin") of the principal per annum, adjusted on the effective date of any prime rate change.

(2) ADJUSTED LIBOR: "Adjusted LIBOR Rate" means for any day that per annum rate equal to the sum of 1.10% (the "Margin"), (b) the Assessment rate, if any, and (c) the LIBOR rate for the Interest Period in which said day occurs divided by the Reserve Adjustment. The Adjusted LIBOR Rate shall change with any change in the LIBOR Rate on the first day of each Interest Period and on the effective date of any change in the Assessment Rate or Reserve Adjustment.

     Adjusted LIBOR Rate is available for increments of borrowing in excess of $250,000.00 for specific periods of time (30, 60, 90, 180 days).

     LIBOR (REUTERS) - "LIBOR Rate" means for any Interest Period that per annum rate equal to the arithmetic mean (rounded to the nearest hundred-thousandth of a percentage point) of the offered rates for U.S. Dollar deposits for a period equal to the Interest Period appearing on the display designated as page "LIBO" on the Reuters Monitor Money Rates Service (or such other page on such service as may replace said page or, if none, on such other available service which displays two or more London interbank offered rates of major banks for U.S. Dollar deposits as of 11:00 a.m., London time, on the day which is two London banking days prior to the first day of the Interest Period. If there is no period equal to the Interest Period on the display, the LIBOR Rate shall be determined by straight-line interpolation to the nearest month (or week or day if expressed in weeks or days) corresponding to the Interest Period between the two nearest neighboring periods on the display.

     ASSESSMENT RATE - "Assessment Rate" means as of any day the annual percentum rate established by the Federal Deposit Insurance Corporation (or any successor) for the assessment due from members of the Bank Insurance Fund (or any successor) in effect for the assessment period during which said day occurs based on (a) deposits maintained at said members' offices in the United States, in determination of an Adjusted CD Rate, or (b) deposits maintained at such members' offices located outside of the United States, in determination of an Adjusted LIBOR Rate.

     RESERVE ADJUSTMENT - "Reserve Adjustment" means as of any day the remainder of one minus that percentage (expressed as a decimal) which is the highest of any such percentages established by the Board of Governors of the Federal Reserve System (or any successor) for required reserves (including any emergency, marginal or supplemental reserve requirement) regardless of the aggregate amount of deposits with said member bank and without benefit of any possible credit, proration, exemptions or offsets for (a) (in determination of an Adjusted CD Rate) any type, duration or amount of new time deposit established that day at offices of member banks located in the United States, or (b) (in determination of an Adjusted LIBOR Rate) for time deposits established at offices of member banks located outside of the United States or for eurocurrency liabilities, if any.

It is understood that either or both options may be used during a monthly billing period and that the billing by Bank will reflect the total of both options.

If borrowings under Option 2 are prepaid, such prepayment shall be subject to a prepayment penalty consisting of the differential, if any, by which the then current rate is less than such rate at the borrowing date, applied to the amount of the borrowing for the period from the prepayment date through the date of maturity of such borrowings.

ADDITIONAL PROVISION. Notwithstanding any other provision in this Note, Lender will have no obligation to make any additional loans or to advance funds under this Note if Lender makes demand under that certain Note Purchase Agreement between Lender and Data I/O Corporation of even date herewith and pursuant to which Lender may make such demand at Lender's sole discretion at any time and without notice to Borrower.

                                   DATA I/O CORPORATION


                                   By: /s/Steven M. Gordon
                                      -------------------------------------


                                   Title: Vice President / CFO
                                         ----------------------------------

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

                                  EXHIBIT 10.31

                                  OEM AGREEMENT
                                     BETWEEN
                                 SYNOPSYS, INC.
                                       AND
                            SYNARIO DESIGN AUTOMATION
                       A DIVISION OF DATA I/O CORPORATION


This OEM Agreement ("Agreement") is entered into and effective as of January 24, 1997 ("Effective Date"), by and between Synopsys, Inc., a Delaware corporation with principal offices at 700 E. Middlefield Road, Mountain View, California 94043-4033 ("Synopsys"), and Synario Design Automation, a division of Data I/O Corporation , a Washington corporation with principal offices at 10525 Willows Road, N.E., Redmond, Washington 98073-9746 ("Synario").


RECITALS

Synopsys is a leader in the design, development and marketing of electronic design automation software. Synopsys desires to enter into an OEM relationship with Synario whereby Synario shall be authorized to sell an OEM version of Synopsys' FPGA Express product. Synario wishes to enter into such a relationship.

In consideration of the mutual promises contained herein, the parties agree as follows:

AGREEMENT

1.   DEFINITIONS

1.1  "BUG FIX" means an embodiment of the Licensed Software that corrects
     Errors.

1.2 "CONFIDENTIAL INFORMATION" means any information disclosed by one party to the other pursuant to this Agreement, which is in written, graphic, machine-readable or other tangible form and is marked "Confidential," "Proprietary" or in some other manner to indicate its confidential nature. Confidential Information may also include oral information disclosed by one party to the other pursuant to this Agreement, provided that such information is designated as "Confidential" at the time of disclosure and reduced to a written summary by the disclosing party within thirty (30) days after its oral disclosure, which is marked in a manner to indicate its confidential nature and delivered to the receiving party. Notwithstanding any failure to so identify it, however, all source code will be deemed "Confidential Information" hereunder. Notwithstanding the above, Confidential Information shall not include information which: (i) was generally known and available at the time it was disclosed or becomes generally known and available

                                                                   CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

     through no fault of the receiver; (ii) was known to the receiver, without restriction, at the time of disclosure as shown by the files of the receiver in existence at the time of disclosure; (iii) is disclosed with the prior written approval of the discloser; (iv) was independently developed by the receiver without any use of the Confidential Information and by employees or other agents of the receiver who have not been exposed to the Confidential Information, provided that the receiver can demonstrate such independent development by documented evidence prepared contemporaneously with such independent development; (v) becomes known to the receiver, without restriction, from a source other than the discloser without breach of this Agreement by the receiver and otherwise not in violation of the discloser's rights; or (vi) is disclosed pursuant to the order or requirement of a court, administrative agency, or other governmental body, provided, that the receiver shall provide prompt, advance notice thereof to enable the discloser to seek a protective order or otherwise prevent such disclosure.

1.3 "DOCUMENTATION" means any user manuals, reference manuals, release, application and methodology notes, written utility programs and other materials in any form provided for use with the Licensed Software.

1.4 "END USER" means a direct or indirect customer of Synario authorized to use the Licensed Software.

1.5 "ERROR" means a defect which causes the Licensed Software not to perform substantially in accordance with the specifications set forth in Synopsys' Documentation.

1.6 "INTELLECTUAL PROPERTY RIGHTS" means all patents, patent rights, copyrights, trade secrets, service marks, maskworks and trademarks, and any applications for any of the foregoing, in all countries in the world.

1.7 "LICENSED SOFTWARE" means a special OEM version of Synopsys' PC-based FPGA synthesis product that is for integrated use with the Synario design system as more fully described in Exhibit A attached hereto (as may be amended from time to time). It shall contain all the capabilities and device support of Synopsys' standard FPGA Express product.

1.8 "UPDATES" means an embodiment of the Licensed Software that delivers minor improvements, incremental features or enhancements of existing features, and/or functionality to the Licensed Software.

2.   MINIMUM PURCHASE COMMITMENT AND TARGET PURCHASES

2.1 MINIMUM PURCHASE COMMITMENT. Synario shall make the minimum license revenue and maintenance revenue commitments for Licensed Software (the "Minimum Purchase Commitment") in the period commencing on the first day of the month following Synopsys' delivery and Synario's acceptance of the Licensed Software and CONFIDENTIAL and CONFIDENTIAL Optimizers, as described in Exhibits A and C, and ending CONFIDENTIAL ( ) months

                                                                   CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

     thereafter ("Period 1"). Subject to the terms of this Agreement, the Minimum Purchase Commitment is guaranteed to Synopsys and is nonrefundable and independent of any changes to Synopsys' North America price list or other Licensed Software configurations not described in this Agreement. Upon execution of and subject to Section 4.4(e) and the other terms of this Agreement, Synario shall make a non-refundable CONFIDENTIAL dollar (U.S.$) pre-payment (the "Pre-Payment") which shall be applied as a credit toward the first quarterly dollar commitment set forth in Section 1 of Exhibit B.

2.2 TARGET PURCHASES. Synopsys and Synario have established the targets for purchases of the Licensed Software by Synario (the "Target Purchases") during the period beginning at the end of Period 1 and ending CONFIDENTIAL ( ) months thereafter ("Period 2"); and an optional period beginning at the end of Period 2 and ending CONFIDENTIAL ( ) months thereafter ("Period 3") set forth in Section 2 of Exhibit B and will work together to achieve such Target Purchases; provided, however, the Target Purchases are estimates and not binding commitments of Synario, subject to Section 9.2. (Each of Period 1, Period 2 and Period 3 are referred to as "Periods".)

3.   SYNARIO'S RIGHTS TO THE LICENSED SOFTWARE

3.1 APPOINTMENT. Subject to the terms and conditions set forth in this Agreement, Synopsys grants Synario the nonexclusive, nontransferable, worldwide (with the exception of mainland China, Cuba, Libya, North Korea, Iran, Iraq or Syria, unless Synopsys grants such right to any original equipment manufacturer ("OEM"), value added reseller ("VAR") or distributor) right to manufacture and distribute the Licensed Software in object code form in accordance with the restrictions set forth herein, through any and all Synario distribution channels. However, Synario and its agents shall be the exclusive sellers of a version of FPGA Express for integrated use with the Synario design system. Synario may begin selling the Licensed Software no sooner than CONFIDENTIAL. Synario may distribute the Licensed Software only bundled with or as an add-on or synthesis upgrade to a Synario license. The Licensed Software may not be distributed by Synario to other electronic design automation software manufacturers. Synario may not distribute any Products to any of its VARs or distributors unless they have executed a written agreement with Synario that provides that the Licensed Software shall be distributed subject to the terms of the End User License Agreement, as defined below.

3.2 SOFTWARE LICENSE AND OTHER RESTRICTIONS. The Licensed Software is subject to license and not sale. Each reference in this Agreement to a "purchase" or "sale" of the Licensed Software, or like terms, shall mean a "license" of the Licensed Software. Synopsys shall retain full title to the Licensed Software (including all Intellectual Property Rights embodied therein) and all copies thereof, and Synario and its customers may use the Licensed Software only in accordance with the provisions of an End User License Agreement that is provided with each copy of the Licensed Software. The current Synario End User License Agreement entitled Data I/O-Registered Trademark- Corporation Software License Agreement (the "End User License Agreement") is attached hereto as Exhibit D. Synario

                                                                   CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

     agrees to distribute the Licensed Software with and in accordance with the End User License Agreement or substantially similar form. Synopsys agrees the End User License Agreement is in a form acceptable to Synopsys. Synario agrees to abide by the terms of this Agreement and of the End User License Agreement distributed with the Licensed Software. Synario agrees that the Licensed Software purchased under this Agreement will not be sold into a software tool environment that does not include Synario's products that support design entry or verification for FPGA designs. Synario may sell the Licensed Software as an add-on or synthesis upgrade to an existing installed Synario license. The license fee for such an upgrade is specified in Exhibit B.

3.3 PROPRIETARY NOTICES. Synario will not remove or alter any proprietary notices on or in the Licensed Software. Additionally, Synario agrees that when the Licensed Software is invoked by an End User from within the Synario design tool environment, Synopsys' copyright notice and FPGA Express logo must be appropriately displayed to the End User before or while the Licensed Software is processing a design to the extent such display functions in the Licensed Software when the software is processing a design.

3.4 MANUFACTURING AND DISTRIBUTION. Manufacturing and distribution of the Licensed Software and Documentation shall be the responsibility of Synario. Synopsys shall provide master copies of the Licensed Software and Documentation including available design examples and application notes published for End Users. Documentation will be provided in machine-readable form for adaptation by Synario. Final Synario documentation adapted from Synopsys Documentation will acknowledge Synopsys as the source. Synario agrees to manufacture the Licensed Software and/or Documentation in the U.S. In the event Synario decides to manufacture the Licensed Software and/or Documentation outside of the U.S., Synario will report such manufacturing location(s) to Synopsys in its quarterly reports to Synopsys.

3.5 DEMONSTRATION AND EVALUATION. A restricted version of the Licensed Software that contains all the features of FPGA Express but is limited to simple designs (presently under CONFIDENTIAL bytes of source code, CONFIDENTIAL I/O pins, or CONFIDENTIAL registers) shall be provided to Synario for demonstration and evaluation purposes at no charge.

3.6 PROMOTIONAL COPIES. Promotional copies with a one (1) year license expiration may be provided by Synario to industry analysts, editors, etc., provided Synario has obtained the prior written approval from Synopsys on a case-by-case basis.

3.7 PRELIMINARY COPIES. Preliminary copies of Licensed Software releases will be promptly provided to Synario for internal evaluation and, by mutual agreement, distribution to a limited number of End Users for beta testing.

3.8 NO IMPLIED LICENSES. No rights or licenses are granted to Synario by implication, estoppel, or otherwise, other than the rights and licenses expressly granted herein.

                                                                   CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

4.   TERMS OF PURCHASE OF LICENSED SOFTWARE

4.1 TERMS AND CONDITIONS. All purchases of Licensed Software by Synario from Synopsys during the term of this Agreement shall be subject to the terms and conditions of this Agreement.

4.2 FEES. The per unit license and maintenance fees for the Licensed Software shall be as provided in Exhibit B hereto. Synopsys has the right at any time to revise the North America list price for FPGA Express and shall provide Synario CONFIDENTIAL ( ) days' advance written notice for price increases and CONFIDENTIAL ( ) days' advance written notice for price decreases. Should Synopsys change its North America list price for FPGA Express, the per unit license and maintenance fees for the Licensed Software will be proportionately adjusted, except that during Period 1
     Synario's price for such items shall not be increased.   Pricing revisions
     shall apply to all orders received by Synario from End Users after the effective date of revision. Pricing increases shall not affect any quotes submitted by Synario or its VARs or distributors to End Users within the preceding CONFIDENTIAL ( ) days or any unfulfilled orders accepted by Synario from End Users prior to the effective date of any price increase. Pricing decreases shall apply to pending orders accepted by Synario prior to the effective date of any decrease but not yet shipped.

4.3 REPORTING REQUIREMENTS. Synario shall deliver quarterly reports to Synopsys within thirty (30) days after the end of each quarter. These reports shall include the number and configuration of the Licensed Software (base system and optimizer), second language options, additional optimizers, and maintenance or maintenance renewals sold during the period, and End User information (customer name, company address, and phone number).

4.4 PAYMENT. In consideration of the rights granted to Synario herein, Synario agrees to pay Synopsys as follows:

     (a) GUARANTEED DOLLAR COMMITMENT. On a quarterly basis during Period 1, Synario shall pay Synopsys twenty-five percent (25%) of the guaranteed annual Minimum Purchase Commitment set forth in Section 1 of Exhibit
          B. This payment shall be due and payable at the end of the second month of each quarter during Period 1 and shall be paid within CONFIDENTIAL ( ) days of receipt of Synopsys' invoice as provided in
          Section 4.4(e) hereof. The $CONFIDENTIAL Pre-Payment will be applied as a credit toward the first quarterly payment.

     (b) ADDITIONAL OPTIMIZERS, LANGUAGES AND MAINTENANCE. Within CONFIDENTIAL ( ) days after the end of each quarter during Period 1, Synario shall pay Synopsys the license and maintenance fees for the number of additional optimizers and second language options, and fees for maintenance renewals as set forth in Section 1 of Exhibit B.

                                                                   CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

     (c) ADDITIONAL BASE UNITS FEES AND MAINTENANCE FEES. Within CONFIDENTIAL ( ) days after the end of Period 1, Synario shall pay to Synopsys the license fees and maintenance fees for the number of Base Units licensed above the annual base unit commitment set forth in Section 1 of Exhibit B. Such amounts shall be paid within CONFIDENTIAL ( ) days of receipt of Synopsys' invoice as provided in Section 4.4(e) hereof.

     (d) LICENSE AND MAINTENANCE FEES DURING PERIODS 2 AND 3. Within CONFIDENTIAL ( ) days of the end of each quarter of Periods 2 and 3, Synario shall pay to Synopsys the license fees and maintenance fees for the number of Base Units, additional optimizers and second language options, and maintenance renewals licensed during such quarter. Such amounts shall be paid within ( ) days of receipt of Synopsys' invoice as provided in Section 4.4(e) hereof.

     (e) INVOICING. Except as otherwise stated, Synopsys shall invoice Synario for amounts due and payable to Synopsys hereunder. Except as otherwise stated, full payment (including any taxes or other applicable costs initially paid by Synopsys but to be borne by Synario) shall be made by Synario to Synopsys in U.S. dollars within CONFIDENTIAL ( ) days after the date of Synopsys' invoice therefor. Any amount not paid when due shall be subject to a service charge equal to the lesser of one and one-half percent (1.5%) per month or the maximum amount permitted by law.

4.5 TAXES. Synario shall bear all sales, use, VAT or other taxes resulting from the license or use of such Licensed Software, if any, other than Synopsys' net income or privilege taxes.

4.6 AUDIT. Synario agrees to maintain records of all information necessary to determine the accuracy of the calculation of the license and maintenance fees payable to Synopsys under this Agreement for at least three (3) years after termination of this Agreement. Upon at least thirty (30) days prior written notice and not more than once annually, Synopsys' independent auditors who are reasonably acceptable to Synario and who have entered into appropriate nondisclosure agreements may inspect and audit such records during Synario's normal business hours. Synopsys shall bear the cost and expense of the audit; provided, however, in the event of an underpayment to Synopsys of CONFIDENTIAL percent (%) or more, Synario shall reimburse Synopsys the reasonable costs and expenses of any such audit as well as the unpaid license and maintenance fee amounts. If the audit reveals an underpayment of fees by Synario, then Synopsys reserves the right subsequently to audit more frequently than once per year upon at least thirty (30) days' prior written notice.

5.   LIMITED WARRANTY

5.1 LIMITED WARRANTY. Synopsys warrants for a period of ninety (90) days from delivery of the Licensed Software to Synario and acceptance by Synario that such Licensed Software, as delivered, will be free from defects in the media and will substantially conform to the

                                                                   CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

     specifications in the Licensed Software Documentation. In the event of nonconformance of the Licensed Software, Synario shall promptly notify Synopsys and provide Synopsys with all available information in written or electronic form so that Synopsys can reproduce the Error. Synopsys' sole obligation is to undertake reasonable commercial efforts to correct the Errors reported to Synopsys in writing or in electronic form during the warranty period. SYNOPSYS' SOLE LIABILITY AND SYNARIO'S EXCLUSIVE REMEDY WITH RESPECT TO BREACH OF THE FOREGOING LIMITED WARRANTY WILL BE LIMITED TO ERROR CORRECTION OR PRODUCT REPLACEMENT, OR IF NEITHER IS IN SYNOPSYS' OPINION COMMERCIALLY FEASIBLE, REFUND OF THE LICENSE FEE RECEIVED BY SYNOPSYS FROM SYNARIO, AND TERMINATION OF THE AGREEMENT.

5.2 DISCLAIMER. EXCEPT FOR THE ABOVE EXPRESS LIMITED WARRANTY, THE LICENSED SOFTWARE AND DOCUMENTATION ARE LICENSED "AS IS," AND SYNOPSYS AND ITS LICENSORS MAKE NO OTHER WARRANTIES EXPRESS, IMPLIED, STATUTORY OR OTHERWISE REGARDING THE LICENSED SOFTWARE OR DOCUMENTATION. SYNOPSYS AND ITS LICENSORS SPECIFICALLY DISCLAIM ANY IMPLIED WARRANTIES OF MERCHANTABILITY, FITNESS FOR A PARTICULAR PURPOSE, OR ARISING FROM A COURSE OF DEALING OR USAGE OF TRADE.

6.   SYNOPSYS MAINTENANCE AND SUPPORT

6.1 ENGINEERING AND SUPPORT COPIES. Synario may manufacture and distribute a limited number of copies (to be mutually agreed and to be restricted to one
     (1) year license periods) of the Licensed Software, including applicable software support, pursuant to the terms and conditions of Synario's End User License Agreement for engineering and End User support purposes. At Synopsys' request, Synario shall provide a list of locations where engineering and support copies of the Licensed Software are installed and the number of copies at each location. These copies of the Licensed Software may only be used for demonstration or for a thirty (30) day period for End User evaluation purposes.

6.2 TRAINING. At its expense (excluding Synario's customary expenses, including without limitation, travel, accommodations and per diem), Synopsys shall provide necessary training up to CONFIDENTIAL ( ) times a year at a centralized location to Synario engineering and customer support personnel as reasonably required to engineer, market, and support the Licensed Software for initial product introduction and for each product Update.

6.3 UPDATES AND BUG FIXES. Maintenance Agreements are required for the first year on all new Licensed Software sold. Subsequent maintenance renewal is optional. Synario shall pay Synopsys the maintenance fees set forth in Exhibit B. Updates and Bug Fixes shall be provided to Synario in regular maintenance releases to the extent Synopsys provides such releases to their FPGA Express customers under Synopsys maintenance contracts.

                                                                   CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

     Maintenance releases will be provided every CONFIDENTIAL ( ) months or whenever Synopsys, using its best efforts, issues them. Only End Users who have entered into maintenance agreements may receive maintenance releases. Critical bugs (to be defined by the parties) reported by Synario will be urgently addressed by Synopsys' engineering support team. Bug Fixes will be delivered to Synario at the earliest possible date for Synario to provide to End Users. Upon receipt of an error report and design files which can reproduce such an error, Synopsys shall take prompt corrective action so as to remedy the reported problem, if the problem is classified as critical showstopper, customer unable to proceed, no acceptable work around, or error preventing useful work from being done. Any or all other errors will be classified, prioritized, and corrected in future software updates.

6.4 EARLY NOTICE. Synopsys shall provide at least CONFIDENTIAL ( ) days' prior written notice of FPGA Express product plans and release schedules. Synopsys shall ensure that Synario is included in all formal beta site programs for FPGA Express. Synopsys and Synario agree to meet biannually to discuss future product plans and release schedules.

7.   SYNARIO SUPPORT RESPONSIBILITIES

7.1 SYNARIO SOFTWARE. Synopsys shall receive a limited number of copies (to be mutually agreed to be licensed for a maximum of one (1) year of Synario software, including applicable software support, for engineering purposes and general technical support only. At Synario's request, Synopsys shall provide a list of locations where such Synario software is installed and the number of copies at each location.

7.2 END USER SUPPORT. End User support, and training and technical support to channel FAEs, shall be provided by Synario. At no time shall Synario direct its End Users or channel FAEs to Synopsys' support organization. Synopsys shall designate a corporate applications engineer as a Synario point of contact for backup technical support.

7.3 COPY PROTECTION. Synario shall use its best efforts consistent with general industry standards to ensure that its copy protection software adequately protects Synopsys' Intellectual Property Rights in the Licensed Software and prevents unauthorized copying of the Licensed Software. Synario shall provide information as reasonably requested by Synopsys to ensure compliance by Synario with the requirements of this Section 7.3.

8.   ENGINEERING

     In order for Synario to act as an OEM of the Licensed Software, certain engineering tasks (set forth in Exhibit C, as may be amended from time to time as mutually agreed) must first be performed by both parties. The parties agree to act diligently in completing their respective projects and providing written acceptance criteria and test cases in accordance with the schedule set forth in Exhibit C hereto. If Synario has not provided a written acceptance or non-acceptance notice within CONFIDENTIAL ( ) days of receipt of the pre-production technically effective, release quality ("Pre-Production") Licensed Software

                                                                   CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

     and CONFIDENTIAL and CONFIDENTIAL Optimizers, as described in Exhibits A and C, and within two (2) days of receipt of the production, technically effective, release quality ("Production") Licensed Software and CONFIDENTIAL and CONFIDENTIAL Optimizers, as described in Exhibits A and C, the Licensed Software shall be deemed accepted by Synario. If Synopsys fails to deliver Production Licensed Software to Synario by CONFIDENTIAL, Synario shall have the right to immediately terminate this Agreement upon written notice to Synopsys and Synopsys shall refund the Pre-Payment to Synario within CONFIDENTIAL ( ) days of such notice.

9.   TERM AND TERMINATION

9.1 TERM. This Agreement shall commence as of the Effective Date and shall expire on the later of the end of Period 2 or March 31, 1999, unless terminated earlier as provided herein. Notwithstanding the foregoing, provided the Agreement is still in effect, Synario has the option, on the same terms as specified in this Agreement, to extend the initial term of the Agreement for one (1) year, and an option, on mutually agreeable terms, to extend the Agreement for an additional two (2) years. If Synario decides to extend the term of this Agreement beyond the initial term, Synario shall provide Synopsys CONFIDENTIAL ( ) days' written notice. The parties shall each execute and deliver to the other an amendment to this Agreement in which the parties agree on the period of extension and such other changes in the terms of this Agreement as may be mutually agreeable.

9.2 EARLY TERMINATION. Should CONFIDENTIAL, then either Synopsys or Synario may elect early termination of this Agreement. The notice of termination will be effective at the end of the quarter in which written notice is given. The phase-out period, as described in Section 9.4, would begin as of the effective date of the notice of termination.

9.3 TERMINATION FOR CAUSE. Either party has the right to terminate this Agreement immediately upon written notice at any time if

     (a) the other party breaches or is in default of any obligation hereunder, which default is incapable of cure or which, being capable of cure, has not been cured within thirty (30) days after receipt of written notice from the nondefaulting party or within such additional cure period as the nondefaulting party may authorize; or

     (b) the other party: (i) becomes insolvent; (ii) fails to pay its debts or perform its obligations in the ordinary course of business as they mature; (iii) admits in writing its insolvency or inability to pay its debts or perform its obligations as they mature; or (iv) makes an assignment for the benefit of creditors.

9.4 EFFECT OF TERMINATION. Upon the effective date of any notice of termination of this Agreement for material breach by Synario under Section 9.3, Synario shall immediately cease all manufacturing and distribution of the Licensed Software and all then-current monies due to Synopsys for Licensed Software automatically will be accelerated so they

                                                                   CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

     become due and payable on the effective date of termination. If expiration or termination occurs for any reasons other than breach by Synario under
     Section 9.3, there shall be a phase-out period of CONFIDENTIAL ( ) months, after expiration or termination to allow for reasonable transition. During the phase-out period Synario will receive Updates and Bug Fixes as described in Section 6.3. Synario may continue to sell the Licensed Software pursuant to the terms and conditions of the End User License Agreement during the phase-out period and until it no longer has any Licensed Software in its inventory. Termination will not relieve either party from any liability arising from any breach of this Agreement. At the end of the phase-out period, all existing Synario maintenance agreements for the Licensed Software shall be transferred to Synopsys. At the end of such phase out period, Synario shall destroy or render ineffective any authorization codes for the Licensed Software. Neither party will be liable to the other for damages of any sort solely as a result of terminating this Agreement in accordance with its terms. Termination of this Agreement will be without prejudice to any other right or remedy of either party. The provisions of Sections 4, 5, 9, 10, 11, 13 and 14 shall survive the expiration or termination of this Agreement for any reason. All End User sublicenses in effect prior to the date of expiration or termination of this Agreement shall survive. All other rights and obligations of the parties shall cease upon expiration or termination of this Agreement.

10.  LIMITATION OF LIABILITY

10.1 DIRECT DAMAGES. EACH PARTY'S LIABILITY ARISING OUT OF THIS AGREEMENT AND/OR SALE OF THE LICENSED SOFTWARE SHALL BE LIMITED TO THE AMOUNTS PAID BY SYNARIO FOR THE LICENSED SOFTWARE.

10.2 CONSEQUENTIAL DAMAGES. NEITHER PARTY SHALL BE LIABLE TO THE OTHER PARTY OR ANY THIRD PARTIES FOR ANY SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGES ARISING IN ANY WAY OUT OF THIS AGREEMENT OR THE USE OF THE LICENSED SOFTWARE AND DOCUMENTATION, HOWEVER CAUSED, (WHETHER ARISING UNDER A THEORY OF CONTRACT, TORT (INCLUDING NEGLIGENCE); OR OTHERWISE), INCLUDING, WITHOUT LIMITATION, DAMAGES FOR LOST PROFITS, LOSS OF DATA, OR COSTS OF PROCUREMENT OF SUBSTITUTE GOODS OR SERVICES. THE LIMITATIONS ON EITHER PARTY AND ANY THIRD PARTY LIABILITY SET FORTH IN THIS SECTION 10 SHALL APPLY NOTWITHSTANDING THE FAILURE OF ESSENTIAL PURPOSE OF ANY OF THE LIMITED REMEDIES SET FORTH IN SECTION 5.1 ABOVE.

11.  CONFIDENTIALITY

11.1 CONFIDENTIALITY. Each party shall treat as confidential all Confidential Information of the other party, shall not use such Confidential Information except as expressly set forth herein or otherwise authorized in writing, shall implement reasonable procedures to

                                                                   CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

     prohibit the disclosure, unauthorized duplication, misuse or removal of the other party's Confidential Information and shall not disclose such Confidential Information to any third party without the prior written consent of the disclosing party. Without limiting the foregoing, each party shall use at least the same procedures and degree of care that it uses to prevent the disclosure of its own Confidential Information of like importance to prevent the disclosure of Confidential Information disclosed to it by the other party under this Agreement, but in no event less than reasonable care.

11.2 NO BENCHMARKS DISCLOSURE. Synario agrees not to disclose, except subject to a non-disclosure agreement signed by its customer, or publish performance benchmarking results involving FPGA Express.

12.  MARKETING

12.1 TRADEMARK USE. During the term of this Agreement, Synario is authorized by Synopsys to use on a non-exclusive basis the trademarks Synopsys uses for its standard FPGA Express product only in connection with Synario's advertisement, promotion and distribution of the Licensed Software. Synario's use of such trademarks shall be in accordance with generally accepted trademark usage guidelines and shall reference the trademarks as being owned by Synopsys. Synopsys shall immediately notify Synario if Synopsys determines that Synario's use of the such trademarks conflicts with generally accepted trademark usage guidelines and will allow Synario thirty (30) days to correct such conflict.

12.2 PROMOTION. Synario shall prominently display and promote the Licensed Software. Synario and Synopsys will cooperate in product promotions, press releases, trade shows and the like. The parties agree to jointly coordinate all press releases issued under this Agreement. Each party must review and agree to the text of any public announcement related to this Agreement prior to its release, which agreement will not be unreasonably withheld.

13.  INFRINGEMENT INDEMNITY

13.1 INDEMNITY. Synopsys agrees, at its own expense, to defend or, at its option, to settle, any claim or action brought against Synario to the extent it is based on a claim that the Licensed Software as delivered to Synario infringes or violates any United States or Canadian patent, copyright, trademark, trade secret or other proprietary right of a third party, and Synopsys will indemnify and hold Synario harmless from and against any damages, costs and fees reasonably incurred (including reasonable attorneys' fees) that are attributable to such claim or action and which are assessed against Licensee in a final judgment or settlement. Synario agrees that Synopsys shall be released from the foregoing obligation unless Synario provides Synopsys with: (i) prompt written notification of the claim or action; (ii) sole control and authority over the defense or settlement thereof; and (iii) all reasonably available information, assistance and authority to settle and/or defend any such claim or action.

                                                                   CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

13.2 LIMITED REMEDIES. If the Licensed Software becomes, or in the opinion of Synopsys is likely to become, the subject of an infringement claim or action, Synopsys may at its sole option: (i) procure, at no cost to Synario, the right to continue using the Licensed Software; (ii) replace or modify the Licensed Software to render it noninfringing, provided there is no material loss of functionality; or (iii) if, in Synopsys' reasonable opinion, neither (i) nor (ii) above are commercially feasible, terminate the license and refund the amounts Synario paid for such Licensed Software as depreciated on a straight-line sixty (60) month basis.

13.3 EXCEPTIONS. Synopsys will have no liability under this Section 13 for any claim or action where: (i) such claim or action would have been avoided but for modifications of the Licensed Software, or portions thereof, made after delivery to Synario; (ii) such claim or action would have been avoided but for the combination or use of the Licensed Software, or portions thereof, with other products, processes or materials; (iii) Synario continues allegedly infringing activity after being notified thereof or after being informed of modifications that would have avoided the alleged infringement; or (iv) Synario's use of the Licensed Software is not strictly in accordance with the terms of this Agreement.

13.4 DISCLAIMER. THE FOREGOING PROVISIONS OF THIS SECTION 13 STATE THE ENTIRE LIABILITY AND OBLIGATIONS OF SYNOPSYS AND ITS LICENSORS, AND THE EXCLUSIVE REMEDY OF SYNARIO, WITH RESPECT TO ANY ACTUAL OR ALLEGED INFRINGEMENT OF ANY INTELLECTUAL PROPERTY RIGHTS BY THE LICENSED SOFTWARE AND DOCUMENTATION.

14.  GENERAL PROVISIONS

14.1 CHOICE OF LAW. The rights and obligations of the parties under this Agreement shall not be governed by the 1980 U.N. Convention on Contracts for the International Sale of Goods. This Agreement will in all respects be interpreted and construed in accordance with, and governed by, the laws of the State of California excepting that body of California law concerning conflicts of law provisions, regardless of the place of execution or performance of this Agreement.

14.2 JURISDICTION. The federal and state courts within Santa Clara County, California shall have exclusive jurisdiction to adjudicate any dispute arising out of this Agreement and brought by Synario, and the federal and state courts within King County, Washington shall have exclusive jurisdiction to adjudicate any dispute arising out of this Agreement and brought by Synopsys. Each party hereto expressly consents to the personal jurisdiction of, and venue in, such courts and service of process being effected upon it by registered mail and sent to the address set forth at the beginning of this Agreement.

14.3 ASSIGNMENT. This Agreement shall not be assigned, transferred or subcontracted in whole or in part by either party without the prior written consent of the other party; such written consent shall not be unreasonably withheld. However, either party may assign all or a

                                                                   CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

      portion of its rights and duties hereunder to companies wholly owned or in common ownership with such party, or to a buyer of all or substantially all of such party's assets relevant to such party's performance under this Agreement. Subject to the foregoing restrictions, this Agreement will bind and benefit the parties and their successors and assigns.

14.4 NOTICES. Any notice, report, approval or consent required or permitted hereunder shall be in writing and will be deemed to have been duly given if delivered personally, by facsimile, or mailed by first-class, registered or certified mail, postage prepaid to the respective addresses of the parties as set forth in this Agreement. If to Synopsys, Attention:
      General Counsel.  If to Synario, Attention: Senior Vice President, CC:
      Contracts Administrator.

14.5 NO WAIVER. Failure by either party to enforce any provision of this Agreement will not be deemed a waiver of future enforcement of that or any other provision.

14.6 INDEPENDENT CONTRACTORS. The relationship of Synopsys and Synario established by this Agreement is that of independent contractors, and nothing contained in this Agreement shall be construed (i) to give either party the power to direct or control the day-to-day activities of the other or (ii) to constitute the parties as partners, joint venturers, co-owners or otherwise as participants in a joint or common undertaking.

14.7 SEVERABILITY. If for any reason a court of competent jurisdiction finds any provision of this Agreement, or portion thereof, to be unenforceable, that provision of the Agreement will be enforced to the maximum extent permissible so as to effect the intent of the parties, and the remainder of this Agreement will continue in full force and effect.

14.8 ATTORNEYS' FEES. The prevailing party in any action to enforce the Agreement shall be entitled to recover costs and expenses including, without limitation, reasonable attorneys' fees.

14.9 INJUNCTIVE RELIEF. The parties agree that a material breach of this Agreement adversely affecting either party's Intellectual Property Rights would cause irreparable injury for which monetary damages would not be an adequate remedy and the non-breaching party shall be entitled to equitable relief in addition to any remedies it may have hereunder or at law.

14.10 FORCE MAJEURE. Except for the obligation to make payments hereunder, nonperformance of either party shall be excused to the extent that performance is rendered impossible by strike, fire, flood, governmental action, failure of suppliers, earthquake, or any other reason where failure to perform is beyond the reasonable control of the nonperforming party.

                                                                   CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

14.11 EXPORT CONTROLS. Synario agrees and certifies that neither the Licensed Software, nor any other technical data received from Synopsys will be exported or re-exported outside the United States except as authorized and as permitted by the laws and regulations of the United States and that the country of origin wherein Synario manufactures the Licensed Software and Documentation is stated in Section 3.4.

14.12 ENTIRE AGREEMENT. This Agreement, including all Exhibits, constitutes the entire agreement between the parties with respect to the subject matter hereof, and supersedes all prior agreements or representations, oral or written, regarding such subject matter. This Agreement may not be modified or amended except in a writing signed by a duly authorized representative of both parties.


IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by their duly authorized representatives:


SYNARIO DESIGN AUTOMATION,         SYNOPSYS, INC.
A DIVISION OF DATA I/O
CORPORATION



By: //S// William C. Erxleben           By: //S// Sanjiv Kaul
   ------------------------------          ------------------------------

Name: William C. Erxleben               Name: Sanjiv Kaul
     -------------------------------         ----------------------------
                (Print)                                                  (Print)

Title: Pres/CEO                         Title: VP of Marketing
      ------------------------------          -----------------------

                                                                   CONFIDENTIAL

                                    EXHIBIT A

                LICENSED SOFTWARE DESCRIPTION AND SPECIFICATIONS

CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

                                    EXHIBIT B

                  MINIMUM PURCHASE COMMITMENT, TARGET PURCHASES
                                       AND
                 LICENSED SOFTWARE LICENSE AND MAINTENANCE FEES


1.    MINIMUM PURCHASE COMMITMENT

      Subject to Section 8 and the other terms of the Agreement, Synario agrees to the following CONFIDENTIAL commitments for Licensed Software sales during Period 1:

                                    PERIOD 1

      CONFIDENTIAL
      CONFIDENTIAL
      CONFIDENTIAL

      Dollar Commitment            $1,380,000

2.    TARGET PURCHASES

      Target Purchase shall be as follows during Periods 2 and 3:

                                    PERIOD 2           PERIOD 3

      CONFIDENTIAL
      CONFIDENTIAL
      CONFIDENTIAL
      Dollar Targets               $CONFIDENTIAL      $CONFIDENTIAL

3.    PER UNIT LICENSE AND MAINTENANCE FEES

      The per unit license and maintenance fees for the Base Unit and for options (other than first language and one (1) optimizer) shall be as follows:


                                             License Fee    Maintenance
                                             -----------    -----------

     (a)  Base Unit of OEM FPGA Express      $CONFIDENTIAL  $CONFIDENTIAL
     (b)  Second Language Option             $CONFIDENTIAL  $CONFIDENTIAL
     (c)  Each Additional Optimizer          $CONFIDENTIAL  $CONFIDENTIAL

                                                                   CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

     (d)  License fees paid to Synopsys for Base Units (first language and one
          (1) optimizer) sold above the annual Minimum Purchase Commitment and the Target Purchases and for upgrade units, as described below, shall be:

                                             License Fee    Maintenance
                                             -----------    -----------

          Base Unit of OEM FPGA Express      $CONFIDENTIAL  $CONFIDENTIAL


     The license and maintenance fees set forth above are based on Synopsys' North America list prices of $for FPGA Express Base System and one (1) Optimizer, and $CONFIDENTIAL for second language and each additional Optimizer and shall be proportionately adjusted as described in
     Section 4.2.

     License fees specified are for node-locked versions of Licensed Software only. License fees for floating network versions of Licensed Software shall be increased at the same percentage as the difference on the then-current Synario price list between node-locked and network versions of its PC products. Synario's current price list is set forth in Exhibit F hereto.

     Synario may offer its existing customer base an option to replace installed design synthesis software with the Licensed Software. Synopsys will not accept returns of the synthesis software being replaced. The license fee for this upgrade shall be as specified in 3(d) above. All units sold in accordance with this upgrade program shall be listed separately in the regular monthly sales reports to Synopsys and shall count toward the annual Unit forecast.

     Synario shall not receive any additional discounts on sales of Licensed Software to universities or educational institutions.

                                                                   CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

                                    EXHIBIT C

                              ENGINEERING SCHEDULE

CONFIDENTIAL

                                                                   CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

                                    EXHIBIT D

      DATA I/O-Registered Trademark- CORPORATION SOFTWARE LICENSE AGREEMENT

This is a legal agreement ("Agreement") between you (either an individual or an entity) and Data I/O Corporation. By opening the sealed software package(s) and/or documentation or by using any or all of the software and/or documentation, you agree to be bound by the terms of this Agreement. If you do not agree to the terms of this Agreement, promptly return the unopened software package(s) and documentation to the place of purchase and you will receive a refund.

1. LICENSE GRANT. Data I/O Corporation ("Data I/O") and/or its suppliers grant you a non-exclusive license to use the program diskettes, magnetic tape, compact disk or other medium and the computer software contained therein in object code form (collectively, the "Software") and the accompanying user documentation, only as authorized in this Agreement. This Agreement is your proof of license to exercise the rights granted herein and must be retained by you. In the event you are licensed to use restricted version(s) of Data I/O's and/or its supplier's Software, you are only authorized to use such restricted version(s).

2. RESTRICTIONS ON USE AND TRANSFER. You may use the Software on only one (1) computer at a time; provided, however, if Data I/O provides you with additional activation codes and/or written authorization to permit use of the Software on more than one (1) computer, on a single server or in a local area network such use shall be restricted to the number of computers for which activation codes and/or written authorization are provided. You may not transfer, lease, rent, or share your rights under this Agreement, except you may permanently transfer all your rights to use the Software and documentation, provided you transfer this Agreement and all copies of the Software and documentation to an end user who agrees to be bound by the terms of this Agreement and you notify Data I/O of any such transfer. The Software and documentation are confidential and proprietary to Data I/O and/or its suppliers. You agree not to disclose or provide the Software, documentation, or any other non-public information relating to the Software to any other party without Data I/O's and/or its suppliers' written permission. You may not copy, modify, reverse engineer, decompile or disassemble the Software, except you may make one backup or archival copy of the Software. You may not copy the documentation or publish benchmark data regarding the Software without the prior written consent of Data I/O. You may not alter or obscure any copyright, trademark or proprietary rights notices on the Software or documentation. You must comply with all applicable laws and regulations regarding the use and/or export of the Software and documentation.

3. DATA I/O'S RIGHTS. You acknowledge and agree that the Software and documentation consist of proprietary products of Data I/O and/or its suppliers, protected under U.S. copyright law and other intellectual property laws and international treaty provisions. You further acknowledge and agree that all right, title and interest in and to the Software and documentation are and shall remain with Data I/O and/or its suppliers.

4. TERM. This Agreement is effective upon your opening the sealed Software package(s) and/or documentation, or by your use of the Software and/or documentation and shall continue until terminated. You may terminate this Agreement at any time by returning all copies of the Software and documentation to the place of purchase. Data I/O may terminate this Agreement if you breach this Agreement, and you agree to then return all copies of the Software and documentation.

5. LIMITED WARRANTY. Data I/O warrants that the Software will perform substantially in accordance with the accompanying documentation for a period of ninety (90) days from the date of receipt. Any implied warranties on the Software are limited to ninety (90) days. SOME STATES/JURISDICTIONS DO NOT ALLOW

                                                                   CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

LIMITATIONS ON DURATION OF AN IMPLIED WARRANTY, SO THE ABOVE LIMITATION MAY NOT APPLY TO YOU.

6. REMEDIES. The entire liability of Data I/O and/or its suppliers and your exclusive remedy shall be, at Data I/O's option, either (a) return of the license fee you paid or (b) repair or replacement of the Software that does not meet Data I/O's Limited Warranty and that is returned to the place of purchase with a copy of your receipt. This Limited Warranty is void if failure of the Software has resulted from accident, abuse, or misapplication. Any replacement Software will be warranted for the remainder of the original warranty period or
thirty (30) days, whichever is longer.   YOU AGREE THAT THE FOREGOING
CONSTITUTES YOUR SOLE AND EXCLUSIVE REMEDY FOR BREACH BY DATA I/O AND/OR ITS SUPPLIERS OF ANY WARRANTIES MADE UNDER THIS AGREEMENT. EXCEPT FOR THE WARRANTIES SET FORTH ABOVE, THE SOFTWARE AND DOCUMENTATION ARE LICENSED "AS IS," AND DATA I/O AND/OR ITS SUPPLIERS DISCLAIM ANY AND ALL OTHER WARRANTIES, WHETHER EXPRESS OR IMPLIED, INCLUDING WITHOUT LIMITATION, ANY IMPLIED WARRANTIES OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE.

7. LIMITATION OF LIABILITY. The cumulative liability of Data I/O and/or its suppliers to you or any other party for any loss or damages resulting from any claims, demands, or actions arising out of or relating to this Agreement shall not exceed the license fee you paid for the use of the Software and documentation. In no event shall Data I/O and/or its suppliers be liable for any indirect, incidental, consequential, special, or exemplary damages, loss of business profits, business interruption, or loss of business information, even if advised of the possibility of such damages. SOME STATES/JURISDICTIONS DO NOT ALLOW THE LIMITATION OR EXCLUSION OF LIABILITY FOR INCIDENTAL OR CONSEQUENTIAL DAMAGES, SO THE ABOVE LIMITATION OR EXCLUSION MAY NOT APPLY TO YOU.

8. GOVERNING LAW. This Agreement shall be construed and governed in accordance with the laws of the State of Washington, U.S.A, and the exclusive jurisdiction and venue of any lawsuit pertaining to this Agreement shall be the state or federal courts in King County, Washington U.S.A.

9. U.S. GOVERNMENT RESTRICTED RIGHTS. The Software and documentation are provided with Restricted Rights. Use, duplication, or disclosure by the Government is subject to restrictions as set forth in subparagraph (c)(1)(ii) of the Rights in Technical Data and Computer Software clause at DFARS 252.227-7013 or subparagraphs (c)(1) and (2) of the Commercial Computer Software - Restricted Rights at 48 CFR 52.227-19, as applicable. Contractor/manufacturer is Data I/O Corporation, 10525 Willows Road, N.E., Redmond, WA 98073-9746.

If you have any questions about this Agreement, please write Data I/O Corporation, P.O. Box 97046, Redmond, Washington 98073-9746.

EUA0896

                                                                   CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

                                    EXHIBIT E

                            API CONTENT SPECIFICATION

                                  CONFIDENTIAL

                                                                   CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.
                                                                 v01/24/97

                                    EXHIBIT F

                               SYNARIO PRICE LIST
                            (As of September 1, 1996)

                                  CONFIDENTIAL

                                                                   CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                  EXHIBIT 10.32

                           PURCHASE AND SALE AGREEMENT

     THIS PURCHASE AND SALE AGREEMENT (the "Agreement") is by and between DATA I/O CORPORATION, a Washington corporation ("Seller"), and CONFIDENTIAL, a CONFIDENTIAL corporation,("Purchaser").

                                    RECITALS

     A. Seller is the owner of that certain real property situated in the City of Redmond, County of King, State of Washington located at 10525 Willows Road N.E.

     B. Seller desires to sell and Purchaser desires to purchase the property, together with all improvements thereon, on the following terms and conditions.

                                   AGREEMENTS

Therefore, in consideration of the mutual promises and covenants contained in this Agreement and other good and valuable consideration, the receipt and sufficiency of which are acknowledged, Seller and Purchaser agree:

     1. THE PROPERTY. Subject to the terms and conditions in this Agreement, Seller shall sell and convey to Purchaser, and Purchaser shall purchase from Seller the following:

          (a) the approximately seventy-nine (79) acres of real property legally described in EXHIBIT 1(A) attached hereto and incorporated herein by this reference located in King County, Washington, together with all of Seller's right, title, and interest in and to any rights, licenses, privileges, reversions, and easements appurtenant to the real property including, without limitation, all mineral, oil, gas, and other hydrocarbon substances on and under the real property, all development rights, air rights, water, water rights and water stock relating to the real property, and any easements, rights-of-way, or appurtenances used in connection with the beneficial use and enjoyment of the real property (collectively the "Real Property");

          (b) the 3-story office building located on the Real Property (hereinafter referred to as the "Building") consisting of approximately ninety-six thousand (96,000) gross square feet; all structures and parking facilities located on the Real Property; all systems, equipment, and fixtures in the Building or structures; all improvements and fixtures owned by Seller located in the Building or structures including, without limitation, all apparatus, equipment, and appliances used in connection with the operation or occupancy of the Building or structures, the plumbing, heating, air-conditioning, and electrical equipment facilities used to provide any utility services or other services to the Building or structures, and elevators (hereinafter referred to collectively as the "Improvements"); excluding all engineering, manufacturing, and business process systems, equipment, gear, and materials and excluding but not limited to the systems, equipment, and fixtures listed in EXHIBIT 1(b) attached hereto and incorporated herein by this reference (collectively the "Retained Equipment") all of which shall be retained by Seller and/or its suppliers and removed by Seller when it vacates the Building; and


CONFIDENTIAL Pur&Sale (7/9/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

          (c) all transferable applications, licenses, permits, certificates, and franchises issued by any federal, state, or local authorities relating to the use, maintenance, occupancy or operation of the Real Property, the Building, and the Improvements; all reports and studies, including physical and engineering inspections, soil studies, utility and zoning studies, traffic studies, and wetland studies; all books and records relating to the Real Property and Improvements (excluding any materials related to any offers to purchase, sell or lease the Real Property or Improvements and any materials produced by or for Seller related to its analysis of the Real Property or Improvements) and all plans and specifications, warranties and indemnities relating to the Improvements; and all surveys relating to the Real Property (hereinafter referred to collectively as the "Documents".)

The Real Property, Improvements, and Documents shall be referred to collectively as the "Property".

     2.   PURCHASE AND SALE.

          2.1 PURCHASE PRICE. Seller shall sell and Purchaser shall purchase the Property for a purchase price of Fourteen Million and No/100 United States Dollars (U.S. $14,000,000.00) (the "Purchase Price").

          2.2 ALLOCATION OF PURCHASE PRICE. The Purchase Price shall be allocated as follows:

          Improvements and Real Property
            related to the Building:              $CONFIDENTIAL
          Other Real Property:                    $CONFIDENTIAL
                                                  --------------
          Total Purchase Price:                   $14,000,000.00
                                                  --------------
                                                  --------------

          2.3 PAYMENT OF PURCHASE PRICE. The Purchase Price shall be payable as follows:

               2.3.1 EARNEST MONEY. Within one (1) business day after the full execution of this Agreement, Purchaser shall deposit in cash with CONFIDENTIAL ("Escrow Agent") Purchaser's earnest money deposit in the amount of CONFIDENTIAL Dollars (U.S. $ ) (the "Earnest Money"). For the purposes of this Agreement, the term "Retention Amount" shall mean $ CONFIDENTIAL as of the sixty-first day after the date of this Agreement, $ CONFIDENTIAL as of the ninety-first day after the date of this Agreement, $ CONFIDENTIAL as of the one hundred twenty-first day after the date of this Agreement, and $ CONFIDENTIAL as of the one hundred fifty-first day after the date of this Agreement. If the Purchaser terminates this Agreement for any reason other than Seller's breach or pursuant to Sections 3.3, 8.2(e), 8.2(g), 8.2(h) or 9, the Earnest Money, less the Retention Amount, shall be paid to the Purchaser and the Retention Amount shall be paid to the Seller. If Purchaser terminates this Agreement during the Phase I Contingency Period (defined below) or by reason of Seller's


CONFIDENTIAL Pur&Sale (7/9/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

breach or pursuant to Sections 3.3, 8.2(e), 8.2(g), 8.2(h) or 9, the Earnest Money, including any portion deemed to be the Retention Amount, shall be paid to Purchaser. The Escrow Agent shall immediately pay to Seller the Earnest Money if Purchaser breaches any of the terms of this Agreement through no fault of Seller.

               2.3.2 BALANCE OF PURCHASE PRICE. The Purchase Price, less the Earnest Money paid by Purchaser, shall be payable on the Closing Date (defined below) by wire transfer to an account to be specified by Seller on the Closing Date.

     3.   TITLE.

          3.1 SELLER'S TITLE. At the Closing Date, Seller shall convey to Purchaser fee simple title to the Property by duly executed and acknowledged statutory warranty deed, free and clear of all defects and encumbrances and subject only to those exceptions that Purchaser shall approve pursuant to this Agreement (the "Deed").

          3.2 TITLE REPORT. Within ten (10) business days after the date of this Agreement, Seller shall deliver to Purchaser a preliminary commitment for an ALTA owner's extended coverage title insurance policy, issued by CONFIDENTIAL (the "Title Company"), describing the state of title of the Real Property (the "Title Report") together with copies of all exceptions and encumbrances referred to in the Title Report relating to the Real Property, and the Survey (defined below). Seller shall assume any cancellation fee for such Title Report.

          3.3 APPROVAL OF TITLE REPORT. During the first fifteen (15) days of the Phase I Contingency Period, Purchaser shall review title to the Property as disclosed by the Title Report, the Survey and the UCC searches (the UCC searches shall be conducted by Purchaser) and shall provide Seller with written notice of its approval or disapproval of the Title Report, the Survey and the UCC searches. Failure to provide such notice shall be deemed an approval of such Title Report, Survey and UCC searches. Seller will cooperate with Purchaser in curing any objections Purchaser may have to title to the Property. Seller shall have no obligation to cure title objections except liens of an ascertainable amount created by, under or through Seller, which liens Seller shall cause to be released at the Closing. Seller agrees to remove any exceptions or encumbrances to title which are created by, under or through Seller after the date of this Agreement. Purchaser may terminate this Agreement and receive a full refund of the Earnest Money if the Title Company revises the Title Report after the expiration of the first fifteen (15) days of the Phase I Contingency Period to materially add or modify exceptions or to materially modify the conditions to obtaining any of Purchaser's Endorsements (defined below) and if Seller is unable to cure any objections that Purchaser has to any such additions or modifications within thirty (30) days after written notice from Purchaser. The term "Permitted Exceptions" shall mean the specific exceptions (exceptions that are not part of the promulgated title insurance form) in the title commitment that the Title Company has not agreed to insure over or remove from the title commitment and that Seller is not required to remove as provided above; real estate taxes not yet due and payable; and Data I/O Corporation as a tenant in possession under the Lease (defined below) without any option to purchase or acquire an interest in the Property.


CONFIDENTIAL Pur&Sale (7/9/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

          3.4 TITLE POLICY. Seller shall cause Title Company to issue to Purchaser at the Closing Date an ALTA extended coverage policy of title insurance insuring Purchaser's title to the Real Property in the full amount of the Purchase Price, containing Purchaser's Endorsements, and subject only to the Permitted Exceptions (hereinafter referred to as the "Title Policy"). "Purchaser's Endorsements" shall mean, to the extent such endorsements are available under the laws of the state in which the Property is located and which the Title Company has committed to insure as of the end of the first fifteen
(15) days of the Phase I Contingency Period: (1) owner's comprehensive; (2) access; (3) survey (accuracy of survey); (4) location (survey legal matches title legal); (5) separate tax lot; (6) legal lot; (7) zoning 3.1, with parking and loading docks; and (8) such other endorsements as the Purchaser shall reasonably require. Seller shall pay the cost of the premiums attributable to the standard coverage title policy and Purchaser shall pay the cost of the premiums attributable to the extended coverage title policy and any Purchaser's Endorsements. The Title Policy shall be dated as of the Closing Date and shall contain the Purchaser's Endorsements. If the Title Company informs Seller and Purchaser during the first fifteen (15) days of the Phase I Contingency Period, in writing, that the Title Company is unwilling or unable to issue any of the Purchaser's Endorsements or additional coverages, Purchaser shall have the right to terminate this Agreement in which event the Earnest Money shall be delivered to Purchaser, all documents deposited with the Escrow Agent shall be returned to the depositing party, and the parties shall have no further obligations or liabilities to each other except as otherwise provided in this Agreement.

     4.   REPRESENTATIONS, WARRANTIES, AND COVENANTS.

          4.1 REPRESENTATIONS OF SELLER. Seller hereby represents and warrants to Purchaser as follows:

               (a) Seller is a corporation duly organized and validly existing under the laws of Washington State; this Agreement and all documents executed by Seller that are to be delivered to Purchaser at the Closing Date are or at the time of the Closing Date will be (i) duly authorized, executed and delivered by Seller, (ii) legal, valid and binding obligations of Seller, (iii) sufficient to convey title (if they purport to do so) and in compliance with all provisions of all agreements and judicial orders to which Seller is a party or to which Seller or all or any portion of the Property is subject.

               (b) There is not now pending or, to the best of Seller's knowledge, threatened, any action, suit or proceeding before any court or governmental agency or body against the Seller that would prevent Seller from performing its obligations hereunder or against or with respect to the Property. To Seller's knowledge, no condemnation, eminent domain or similar proceedings are pending or threatened with regard to the Property. Seller has not received any formal notice of any pending or threatened liens, special assessments, impositions or increases in assessed valuations to be made against the Property, except as described in EXHIBIT 4.1(b) attached hereto and incorporated herein by this reference.


CONFIDENTIAL Pur&Sale (7/9/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

               (c) Seller has all licenses, permits and certificates necessary for the use and operation of the Building, including without limitation, all certificates of occupancy necessary for the occupancy of the Building. To Seller's knowledge, neither the Building nor the use thereof violates any governmental law or regulation or any covenants or restrictions encumbering the Building; and, to Seller's knowledge, there are no material physical defects in the Improvements. Seller has not received any written notice from any insurance company or underwriter of any defects that would materially adversely affect the insurability of the Building or cause an increase in insurance premiums. Seller has not received, nor is aware of, any notices of violations or alleged violations of any laws, rules, regulations or codes, including building codes, with respect to the Building which have not been corrected to the satisfaction of the issuer of the notice.

               (d) Seller has no knowledge of any violation of Environmental Laws related to the Property or the presence or release of Hazardous Materials on or from the Property except in conformance with Environmental Laws or as may be disclosed in EXHIBIT 4.1(d) attached hereto and incorporated herein by this reference. Seller, to Seller's knowledge, has not manufactured, introduced, released, discharged, generated, treated, stored, handled or disposed of any Hazardous Materials from or onto the Property, in violation of any Environmental Laws, except as may be disclosed in EXHIBIT 4.1(d). The term "Environmental Laws", includes, without limitation, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response Compensation and Liability Act and other federal laws regulating Hazardous Materials as in effect on the date of this Agreement, together with their implementing regulations, guidelines, rules or orders as of the date of this Agreement, and all state, regional, county, municipal and other local laws, regulations, ordinances, rules or orders that are equivalent or similar to the federal laws recited above or that purport to regulate Hazardous Materials. The term "Hazardous Materials" includes petroleum, including crude oil or any fraction thereof, natural gas, natural gas liquids, liquefied natural gas, or synthetic gas usable for fuel (or mixtures of natural gas or such synthetic gas), and any substance, material, waste, pollutant or contaminant listed or defined as hazardous or toxic under any Environmental Law.

               (e) All water, sewer, gas, electric, telephone, and drainage facilities, and other utilities required for the normal and proper operation of the Building are installed and connected to the Building with valid permits, and are adequate to serve the Building for its current use and to permit full compliance with all requirements of law. All permits and connection fees are fully paid and no action is necessary on the part of the Purchaser to transfer such permits to it. To Seller's knowledge, all utilities serving the Building enter it through publicly-dedicated roads or through currently effective public or private easements. To Seller's knowledge, no fact or condition exists which would result in the termination of such utilities services to the Building.

               (f) The Real Property is a separately taxed, duly subdivided, independent unit.

               (g) Seller's sale of the Property is not subject to any federal, state or local withholding obligation of Purchaser under the tax laws applicable to Seller or the Property.


CONFIDENTIAL Pur&Sale (7/9/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

               (h) Seller is not and is not acting on behalf of an "employee benefit plan" within the meaning of Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended, a "plan" within the meaning of Section 4975 of the Internal Revenue Code of 1986, as amended, or any entity deemed to hold "plan assets" within the meaning of 29 C.F.R. Section 2510.3-101 of any such employee benefit plan or plans.

               (i) To Seller's actual knowledge, the reports, plans, and other documents prepared by or on behalf of Seller and delivered by Seller to Purchaser for review pursuant to Section 8.4 are materially true and correct. All other reports, plans and other documents shall be provided to Purchaser without representation or warranty from Seller, and Purchaser shall not be entitled to rely on such reports, plans and other documents without the prior written consent of the party which prepared such materials.

               (j) Seller shall use its reasonable best efforts to obtain prior to the Closing Date all necessary approvals from the U.S. Army Corps of Engineers ("COE") for a wetland mitigation plan in order to fill the wetland areas designated on EXHIBIT 4.1(j) attached hereto and incorporated herein by this reference (the "Fill Area") in accordance with the letters issued by the Seattle District of the COE on September 8, 1993 and August 3, 1995. Seller shall also use its best efforts to obtain from the Washington State Department of Ecology ("WSDOE") and the City of Redmond a Section 401 water quality certification and wetland mitigation plan approval, respectively, in order to perform the fill activity approved by the COE pursuant to the letters dated September 8, 1993 and August 3, 1995 and any subsequent authorizations. Purchaser recognizes, however, that the City of Redmond may not issue approvals for filling the Fill Area even though the COE and WSDOE have granted approvals for such filling until a complete site plan review application for development of the Property is approved by the City of Redmond. If the necessary approvals and permits are obtained and the weather and the time of year do not present problems for construction of the wetland mitigation, Seller shall commence, as soon as feasible, and thereafter diligently pursue to completion, but in no event beyond the Closing Date, the wetland mitigation approved by COE, WSDOE, and the City of Redmond and will provide Purchaser with status reports on the wetland mitigation on a regular basis or as is appropriate. Seller shall have no obligation to fill the Fill Area pursuant to the approved plans. At Closing, Purchaser shall reimburse Seller for actual costs incurred in obtaining approvals and implementing the approved wetland mitigation plan up to a maximum of CONFIDENTIAL Dollars ($ ) The mitigation costs do not include the cost of filling the Fill Area.

               (k) To Seller's actual knowledge, the Real Property consists of approximately seventy-nine (79) acres and the Building consists of approximately 96,000 gross square feet.


CONFIDENTIAL Pur&Sale (7/9/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

          4.2 REPRESENTATIONS OF PURCHASER. Purchaser hereby represents and warrants to Seller as follows:

               (a) Purchaser is a corporation duly organized and validly existing under the laws of CONFIDENTIAL and is in good standing under the laws of CONFIDENTIAL.

               (b) This Agreement and all documents executed by Purchaser that are to be delivered to Seller at the Closing Date are or at the time of the Closing Date will be (i) duly authorized, executed, and delivered by Purchaser
(ii) legal, valid, and binding obligations of Purchaser and (iii) in compliance with all provisions of all agreements and judicial orders to which Purchaser is a party or to which it is subject.

               (c) Purchaser shall use its reasonable best efforts to undertake all studies and actions in order to complete the transaction contemplated by this Agreement.

     5.   LIMITATION OF WARRANTIES.  Except as otherwise expressly set forth in
Section 4.1, neither Seller nor any agent, representative, or employee of Seller has made or is now making any other representations or warranties of any kind whatsoever related to the physical condition of the Property, and if there are any problems with the Property that are discovered subsequent to the Closing Date, Seller shall have no responsibility and shall not be liable in any way for such defects under this Agreement unless such defects constitute a breach of a representation contained in Section 4.1, in which case Seller's obligation to indemnify Purchaser shall be as set forth in Section 15. Purchaser is conducting its own inspections and "due diligence" with respect to all physical and other aspects of the Property. Upon reasonable notice and at mutually agreeable times, Seller shall allow Purchaser reasonable access to Seller's books, records, and the Property (subject to Section 8.2) to enable Purchaser to complete such inspections. Purchaser shall be responsible for all costs of such inspections and due diligence.

     6.   CLOSING.

          6.1 CLOSING DATE AND LOCATION. This sale shall be closed in the offices of the Escrow Agent in Seattle, Washington on a date which is the earlier of (i) December 20, 1996, or (ii) ten (10) days following the date Purchaser provides notice that the conditions described in Section 8.2 have been waived or satisfied and all applicable appeal periods relating to the Development Approvals (defined below) shall have passed (the "Closing Date"). Closing shall mean the consummation of this Agreement by the recording of all instruments requiring recording, the rendering of all performances necessary to the consummation of the purchase and sale, and delivery of other documents and proceeds to the parties entitled thereto.

          6.2 CLOSING INSTRUMENTS. Seller shall convey title to the Property in the condition described in Section 3.1 by statutory warranty deed, duly delivered, ready for recording and bill of sale. Seller shall further deliver: evidence of authority satisfactory to the Title Company and Purchaser; such affidavit as the Title Company may reasonably require to issue an extended coverage policy; a certificate updating its representations and warranties to the Closing Date; a Certificate of Non-Foreign Status in form and substance reasonably acceptable to


CONFIDENTIAL Pur&Sale (7/9/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

Purchaser; and the lease (the "Lease") (in the form attached hereto as EXHIBIT
6.2 and incorporated herein by this reference) and any deliveries required under the Lease. Purchaser shall deliver a certificate updating its representations and warranties to the Closing Date. Seller and Purchaser each shall deposit any other instruments and documents that are reasonably required by the Escrow Agent or otherwise required to close the escrow and consummate the purchase and sale of the Property in accordance with this Agreement.

          6.3  CLOSING COSTS AND EXPENSES.

               6.3.1     SELLER'S CLOSING COSTS.  At Closing, Seller shall pay
(a) one-half (1/2) of the escrow fee (b) any real estate excise or transfer taxes (c) the premium for the policy of title insurance described in Section 3.2 attributable to standard coverage (d) recording and miscellaneous charges customarily attributable to sellers in similar transactions (e) all attorneys' and other fees incurred by Seller with respect to negotiating this Agreement and in consummating the transaction contemplated herein and (f) the brokerage commission of Cushman & Wakefield. One-half (1/2) of the costs of an ALTA survey shall be paid by Seller prior to the end of the Phase I Contingency Period.

               6.3.2     PURCHASER'S CLOSING COSTS.  Purchaser shall pay
(a) one-half (1/2) of the escrow fee (b) all necessary recording and miscellaneous charges customarily attributable to purchasers in similar transactions (c) the premium for the policy of title insurance described in
Section 3.2 attributable to extended coverage and the premium, fee, or charge attributable to Purchaser's Endorsements and Seller's costs related to any affidavit Seller may be required to sign pursuant to Section 6.2 and (d) all attorneys' and other fees incurred by Purchaser with respect to negotiating this Agreement and in consummating the transactions contemplated herein. One-half (1/2) of the costs of an ALTA survey and the costs of the UCC searches shall be paid by Purchaser prior to the end of the Phase I Contingency Period out of the Phase I Funds (defined below).

Any other costs of Closing not specifically covered hereby shall be shared equally by the parties.

          6.4 PRORATIONS. Income, expenses, taxes for the current year, any utilities constituting liens, local improvement district assessments, and all similar assessments shall be prorated between Purchaser and Seller as of the Closing Date, the Closing Date being a day of income and expense to Purchaser.

     7. POSSESSION. On the Closing Date, Seller shall deliver possession of the Property to Purchaser.

     8.   CONDITIONS PRECEDENT.

          8.1 CONDITIONS PRECEDENT TO SELLER'S OBLIGATIONS. The obligations of the Seller hereunder to sell the Property shall be subject to the fulfillment and satisfaction of the following conditions, which conditions are for the benefit of the Seller and may be waived only by a writing executed by Seller.


CONFIDENTIAL Pur&Sale (7/9/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

               (a) The approval of the transaction contemplated by this Agreement by the Board of Directors of Seller by no later than the execution of this Agreement.

               (b) The representations of Purchaser set forth in Section 4.2 shall be true and correct, as of the Closing Date, with the same force and effect as if made on the Closing Date.

               (c) As of the Closing Date, Seller and Purchaser shall have executed the Lease (in the form attached hereto as EXHIBIT 6.2).

          8.2 CONDITION PRECEDENT TO THE PURCHASER'S OBLIGATIONS. The obligations of the Purchaser hereunder shall be subject to the fulfillment and satisfaction of the following conditions at the Purchaser's expense, which conditions are for the benefit of the Purchaser and may be waived only by a writing executed by the Purchaser.

               (a) Purchaser shall have sixty (60) days after the execution of the Purchase Agreement ("Phase I Contingency Period") to be satisfied in all respects with its review of the items provided pursuant to Section 8.4, the physical condition of the Property and the Property's suitability for Purchaser's intended investment therein. If Purchaser is not satisfied in its sole discretion with respect to any one or more of those matters, it may elect, on or prior to the expiration of the Phase I Contingency Period, to terminate the Agreement and recover its Earnest Money deposit, and any earnings thereon. At the expiration of the Phase I Contingency Period, Purchaser shall remove all contingencies with the exception of the Development Approvals which are to be obtained during the Phase II Contingency Period (defined below).

               (b) Purchaser shall have a period of approximately four (4) months immediately following the expiration of the Phase I Contingency Period ("Phase II Contingency Period"), but in any event not extending beyond December 20, 1996, in order to consummate the transaction prior to the end of the Seller's current fiscal year ending December 26, 1996, to prepare the necessary plans and applications and to obtain site plan approval inclusive of a concurrency certificate, SEPA Mitigated Determination of Non-Significance, and design review board approval from the City of Redmond (collectively, the "Development Approvals"). Seller shall reasonably cooperate with and assist Purchaser in the approval process with the City of Redmond and any other applicable entities and shall have the right to review and approve all submittals and applications to the City of Redmond and other government authorities regarding the Property, which approval shall not be unreasonably denied or delayed. Such submittals and applications shall be deemed approved if Seller has not approved or rejected the same within five (5) business days. In the event Seller rejects such submittals and applications and the parties are unable to agree on acceptable revisions, Purchaser shall be entitled to terminate this Agreement and receive a full refund of the Earnest Money, including any portion of the Earnest Money deemed to be the Retention Amount. Within thirty (30) days after the expiration of the Phase I Contingency Period, Purchaser shall use its best efforts to obtain a traffic study, prepare all of the necessary plans and applications required for the submittals, and hold pre-application meetings with the Technical Committee and the Design Review Board. Immediately following this initial thirty (30) day period, Purchaser shall commence its submittal of applications. If Purchaser gives


CONFIDENTIAL Pur&Sale (7/9/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

Seller notice that it has been unable to obtain all Development Approvals by the end of the Phase II Contingency Period or the Development Approvals are subject to conditions which Purchaser has reasonably determined are unacceptable to it, the Agreement will terminate and be of no further force or effect, and the Earnest Money will promptly be returned to Purchaser, less the Retention Amount. The government approvals will be deemed to be reasonably acceptable to Purchaser if:

                    (1) the total cost of satisfying the conditions of all approvals (including, but not limited to, wetlands mitigation, design and construction of off-site road improvements, frontage improvements to Willows Road, utility extensions, and storm water treatment and detention facilities; payment of impact, traffic mitigation, and permit fees; and other similar requirements and conditions) does not exceed $ CONFIDENTIAL per gross square foot of building area contained in the approved site plan.

                    (2) any other conditions of approval relating to the size, placement, phasing, parking or other material aspects of the buildings are acceptable to Purchaser in the reasonable exercise of Purchaser's commercial judgment.

               (c) Seller shall provide to Purchaser within ten (10) days of the execution of this Agreement an ALTA Survey of the Property, the cost of which shall be shared equally by the parties.

               (d) Purchaser shall provide to Seller evidence showing that the person signing this Agreement on behalf of the Purchaser is authorized to do so.

               (e) As of the Closing Date, no action or proceeding by or before any governmental authority shall have been instituted or threatened (and not subsequently dismissed, settled or otherwise terminated) which is reasonably expected to restrain, prohibit or invalidate the purchase of the Real Property and Improvements or the lease of the Building as described in EXHIBIT 6.2.

               (f) As of the Closing Date, there shall be no pending or threatened challenge to the Development Approvals obtained by Purchaser.

               (g) The representations of Seller set forth in Section 4.1 are true and correct as of the Closing Date, with the same force and effect as if made on the Closing Date.

               (h) As of the Closing Date, there shall have been no Material Adverse Change in the financial condition of the Seller since the date of this Agreement. For purposes of this Agreement, "Material Adverse Change" shall mean Seller has, as of the Closing Date, less than $ CONFIDENTIAL of stockholder equity as reflected in Seller's financial statements.

          8.3 COSTS; DUE DILIGENCE ESCROW. Purchaser shall pay all costs incurred in securing any studies undertaken pursuant to Section 8.2. Purchaser shall deposit in cash CONFIDENTIAL United States Dollars (U.S. $ ) with the


CONFIDENTIAL Pur&Sale (7/9/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

Escrow Agent ("Phase I Funds"), within one (1) business day after the full execution of the Agreement, to fund its Phase I Contingency Period due diligence review. Purchaser shall be entitled to withdraw from the Phase I Funds as actual expenses are incurred (as evidenced by actual invoices) on a monthly basis. At the commencement of the Phase II Contingency Period, Purchaser shall deposit with the Escrow Agent CONFIDENTIAL Dollars($ ) ("Phase II Funds"), or one-half of the $ CONFIDENTIAL which is budgeted for Phase II Contingency Period due diligence review. Purchaser shall draw upon this balance as actual expenses are incurred on a monthly basis (as evidenced by actual invoices). To the extent that Purchaser's actual Phase I Contingency Period costs are less than $ CONFIDENTIAL (the budgeted amount), the balance of the Phase I Funds shall be credited against the Phase II Funds required deposit amount. Purchaser shall indemnify, defend and hold Seller harmless from and against any and all costs, damages, loss, injury, or other expenses that may be incurred in connection with Purchaser's undertaking of such studies. From and after the date of execution of the Agreement, Purchaser or its agents or representatives shall, at their own risk and from time to time, have reasonable access to the Property and the right to conduct geotechnical, environmental, and other reasonably necessary inspections to assure Purchaser of the physical condition of the Property and its suitability for Purchaser's intended use thereof. Seller shall grant reasonable access provided that Data I/O's business activities will not be unreasonably disrupted and that Purchaser seeks approval for access to the Property in advance. Reasonable alteration to the Property consistent with the undertaking of such studies shall be permitted by Seller with Seller's consent and provided that the Property is returned to its original state as much as possible after Purchaser completes the studies. Purchaser shall further indemnify, defend and hold Seller harmless from and against any and all liens, attorneys' fees, damages and costs in clearing any such liens which may be filed against the Property as a result of or in connection with Purchaser's undertaking of such studies. In the course of its investigations, Purchaser may make inquiries to third parties, including, without limitation, lenders, contractors, and municipal, local and other government officials and representatives, and Seller consents to such inquiries. Upon the Closing Date or the earlier termination of this Agreement, any unexpended Phase I Funds and Phase II Funds shall be refunded to Purchaser.

          8.4 DELIVERY OF INFORMATION. To the extent available, Seller will make available or deliver to Purchaser within five (5) days of the execution of this Agreement, at Purchaser's discretion, (i) true, correct and complete copies of all leases or license agreements encumbering any part of the Property, (ii) any studies or reports in the possession of Seller relating to the presence (or absence) of hazardous materials (including asbestos) at the Property, or the condition of the soil underlying the Property, (iii) any reports or studies on the Property in Seller's possession related to access, traffic, or transportation, (iv) any documents in Seller's possession relating to governmental restrictions affecting the site or the status of public approvals,
(v) a copy of the most recent tax bill and assessment for the property, (vi) surveys and site plans, and (vii) final construction documents, building specifications, as-built drawings and any engineering reports for the Building. Upon termination of this Agreement, Purchaser shall return to Seller the copies of documents delivered by Seller to Purchaser or Purchaser's agents, consultants, accountants, or attorneys. If Purchaser elects to terminate this Agreement (except for termination due to a default by Seller) or the Seller terminates this Agreement following a default by Purchaser, then Purchaser shall deliver to Seller, immediately after such termination,


CONFIDENTIAL Pur&Sale (7/9/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

copies of all plans, correspondence, tests, reports and studies concerning the Property (the "Study(ies)") prepared for Purchaser by independent third parties. The Studies shall be provided to Seller without representation or warranty from Purchaser, and Seller shall not be entitled to rely on any Study without the prior written consent of the party which prepared such Study.

          8.5 EXPIRATION OF CONTINGENCY PERIOD. Subject to Section 2.3.1, if Purchaser terminates this Agreement because the conditions precedent described in Section 8.2 are not waived or satisfied within the time periods specified, all Earnest Money, less the Retention Amount, shall be returned to Purchaser, all documents deposited with the Escrow Agent shall be returned to the depositing party, and the parties shall have no further obligations or liabilities to each other except as otherwise provided in this Agreement.

     9. RISK OF LOSS. If prior to the Closing Date the Property is materially damaged as the result of fire or other casualty or all or a portion of the Property is condemned, Purchaser shall have the option, such election to be made within fourteen (14) days after Purchaser's receipt of written notice from Seller of such material damage (and the Closing Date shall be extended if necessary to provide Purchaser with a full fourteen (14) day period to make such election), to (a) accept title to the Property without any abatement of the Purchase Price, in which event at the Closing all of the insurance proceeds and condemnation proceeds shall be assigned by Seller to Purchaser and any moneys theretofore received by Seller in connection with such fire or other casualty or condemnation shall be paid over to Purchaser and Purchaser shall receive a credit for all deductibles, or (b) terminate this Agreement, in which event the Earnest Money shall be returned to Purchaser and thereupon neither party shall have any further liability to the other. For purposes of this paragraph, the term "material damage" shall mean damage which Purchaser reasonably determines to cost in excess of $500,000. From the date this Agreement is signed by the parties, Seller shall maintain property damage insurance in the amounts and with substantially equivalent carriers as are currently in effect.

          During the term of this Agreement, Seller shall not settle any fire or casualty loss claims or agree to any award or payment in condemnation or eminent domain or any award or payment in connection with the change in grade or any street, road, highway or avenue in respect of or in connection with the Property without obtaining Purchaser's prior consent in each case, which consent shall not be unreasonably withheld or delayed.

     10.  REMEDIES.

          10.1 SELLER'S DEFAULT. If there is an event of default under this Agreement by Seller (including a breach of any representation, warranty, or covenant), Purchaser shall be entitled as the sole and exclusive remedy available to Purchaser, subject to Section 15, for such default (a) to seek specific performance of Seller's obligations under this Agreement, (b) to seek damages excluding any consequential damages or lost profits, or (c) to terminate this Agreement by written notice to Seller and Escrow Agent. If Purchaser terminates this Agreement, the escrow shall be terminated, the Earnest Money immediately shall be returned to Purchaser, all documents shall immediately be returned to the party who deposited them, and neither party shall have any further rights or obligations under this Agreement, except as otherwise provided in this


CONFIDENTIAL Pur&Sale (7/9/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

Agreement, and except that Seller shall pay any costs of terminating the escrow. Seller shall have ten (10) days from receipt of written notice from Purchaser to cure any default under this Agreement.

          10.2 PURCHASER'S DEFAULT. In the event Purchaser fails without legal excuse to complete the purchase of the Property, the Earnest Money deposit made by Purchaser shall be forfeited to Seller as the sole and exclusive remedy available to Seller, subject to Section 15, for such failure. It being agreed that such Earnest Money shall be liquidated damages for a default of Purchaser hereunder and earned by the Seller for agreeing to sell the Property to the Purchaser and for agreeing to hold the Property off the market. Purchaser shall have ten (10) days from receipt of written notice from Seller to cure any default under this Agreement.

     11. ATTORNEYS' FEES. In any proceeding brought to enforce this Agreement or to determine the rights of the parties under this Agreement, the most prevailing party shall be entitled to collect, in addition to any judgment awarded by a court, a reasonable sum as attorneys' fees, and all costs and expenses incurred in connection with such a lawsuit, including attorneys' fees, expenses of litigation, and costs of appeal. The term "proceeding" shall mean and include arbitration, administrative, bankruptcy, and judicial proceedings including appeals.

     12. ASSIGNABILITY. Purchaser shall not have the right to convey, transfer, or assign all or any part of its interest and its rights and privileges under the terms of this Agreement except to an Affiliate. "Affiliate" means (a) any entity that directly or indirectly controls, is controlled by or is under common control with the Purchaser or (b) an entity at least a majority of whose economic interest is owned by Purchaser; and the term "control" means the power to direct the management of such entity through voting rights, ownership or contractual obligations.

     13. CONCURRENT DISCLOSURE; CONFIDENTIALITY. Seller shall make no public announcement or disclosure of any information related to this Agreement to outside brokers or third parties before the Closing without the consent of Purchaser, except for such disclosures to Seller's financing sources, lenders, creditors, officers, employees, attorneys, consultants and agents as may be necessary to permit Seller to perform its obligations hereunder or as required by law or otherwise by governmental authorities and except for public announcement of the transaction contemplated hereby after execution of this Agreement and upon review and approval of Purchaser which shall not be unreasonably denied or withheld; provided, however, unless reviewed and approved by Purchaser or required by law or otherwise by governmental authorities, Seller shall not disclose in any public announcement or public statement the identity of Purchaser prior to Closing. Purchaser will treat as confidential any information received pursuant to this Agreement and will not disclose any such information to brokers or third parties without the consent of Seller, provided that, without the consent of Seller, Purchaser may (i) disclose such information to its financing sources, lenders, creditors, officers, employees, attorneys, consultants and agents as may be necessary to exercise its rights or perform its obligations hereunder and (ii) disclose such information as required by law or otherwise by governmental authorities. Purchaser may make public announcement of the transaction contemplated hereby after execution of this Agreement and upon the prior review and approval of Seller which shall not be unreasonably denied or withheld.


CONFIDENTIAL Pur&Sale (7/9/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

     14. NOTICES. Any notice, demand, request or consent that the parties hereto desire or is required to be given by this Agreement shall be deemed sufficient if sent by United States first class mail, facsimile, or delivered via messenger or overnight delivery service to the following:

Purchaser:       CONFIDENTIAL
                    CONFIDENTIAL
                    CONFIDENTIAL
                    Attention:  CONFIDENTIAL
                    Telephone: CONFIDENTIAL
                    Facsimile:  CONFIDENTIAL

with copy to:            CONFIDENTIAL
                    CONFIDENTIAL
                    CONFIDENTIAL
                    Attention: CONFIDENTIAL
                    Telephone: CONFIDENTIAL
                    Facsimile:  CONFIDENTIAL

Seller:                  DATA I/O CORPORATION
                         10525 Willows Road N.E.
                         P.O. Box 97046
                         Redmond, WA  98073-9746
                    Attention:  Chief Financial Officer
                    CC:  General Counsel
                    Telephone: (206) 881-6444
                    Facsimile:  (206) 881-2917

     Notices shall be effective upon receipt if delivered by facsimile, messenger service or overnight delivery and upon the third day following deposit if by United States first class mail.

     15. INDEMNIFICATION. Subject to the terms and conditions in this Agreement, the indemnification obligations of Seller and Purchaser shall be as follows:

          (a) Each party shall indemnify, defend and hold harmless the other party from and against any and all claims, demands, liabilities, costs, expenses, penalties, damages and losses (including, without limitation, reasonable attorneys' fees but excluding consequential damages and lost profits) resulting from (i) any misrepresentation, breach of warranty or breach of covenant made by such party under this Agreement or (ii) any negligence or intentional misconduct of such party, its agents, employees or contractors.

          (b) If either party receives notice of a claim or demand against which it is entitled to indemnification pursuant to this Section, that party shall give within ten (10) days' notice thereof to the other party. The party obligated to indemnify immediately shall take such measures as may be reasonably required to properly and effectively defend such claim, and may


CONFIDENTIAL Pur&Sale (7/9/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

defend the same with counsel of its own choosing. If the party obligated to indemnify fails to defend such claim, then the party entitled to indemnification may defend such claim with counsel of its own choosing at the expense of the party obligated to indemnify.

          (c) In the event of a claim or demand based upon a breach of a representation made by Seller in Section 4.1, in addition to the foregoing, the Purchaser shall provide written notice to Seller within ten (10) days after discovery of the problem which may lead to a potential claim or demand by Purchaser.

          (d) Except for indemnification related to the statutory warranties associated with the Deed, the indemnification provisions of this Section shall survive for a period of twelve (12) months beyond the delivery of the Deed and transfer of title. Neither Seller nor Purchaser shall be required to pay, in the aggregate, more than CONFIDENTIAL Dollars ($ ) to fulfill their obligations pursuant to this Section 15 except pursuant to Section 15(a)(ii) and then only to the extent covered by insurance. In addition, until a party's losses, liabilities, damages, and/or expenses exceed CONFIDENTIAL Dollars ($ ), individually or in the aggregate, that party shall have no right to invoke the provisions of this Section 15 and only to the extent of such excess.

     16.  GENERAL.

          16.1 COOPERATION. Seller and Purchaser shall cooperate at all times from and after the date hereof with respect to the supplying of any information requested by the other regarding any of the matters set forth in this Agreement. Seller and Purchaser agree to execute any and all other instruments and documents as may be reasonably required in order to consummate the purchase and sale contemplated herein.

          16.2 BROKERAGE COMMISSIONS. Seller and Purchaser each represent to the other that there are no individuals or entities entitled to brokerage commissions or other fees in connection with the transaction other than Cushman & Wakefield, whose commission shall be paid by Seller. Purchaser and Seller each represent and warrant to the other that no other broker, agent or finder, licensed or otherwise has been engaged by it, respectively, in connection with the transaction contemplated by this Agreement. In the event of any such claim for broker's, agent's or finder's fee or commission in connection with the negotiation, execution or consummation of this transaction, the party upon whose alleged statement, representation or agreement such claim or liability arises shall indemnify, defend and hold harmless the other party from and against such claim and liability, including without limitation, reasonable attorneys' fees and court costs. Buyer and Seller hereby agree that the representations and warranties contained in this Section shall survive the Closing.

          16.3 MAINTENANCE OF PROPERTY. From the date this Agreement is signed by the parties until the Closing Date, Seller shall maintain the Property in its current operating condition and repair (reasonable wear and tear excluded) and otherwise operate the Property in the same


CONFIDENTIAL Pur&Sale (7/9/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

manner as before the making of this Agreement. Seller shall not take any action or omission which would cause any of the representations or warranties of Seller contained herein to become inaccurate or any of the covenants of Seller to be breached.

          16.4 NEW CONTRACTS. From the date this Agreement is signed by the parties until the Closing Date, Seller or any agent for Seller shall not (a) enter into any lease, lease amendment, contract, contract amendment, agreement or agreement amendment relating to the Property (except for contracts, agreements, or amendments in the normal course of business) that requires performance, other than the payment of money, beyond the Closing Date or waive any right of Seller under any of the foregoing (b) take any action or inaction to cause a defect, lien, encumbrance, or adverse claim on the Property which is not shown on the preliminary commitment for an ALTA owner's extended title insurance policy furnished to Purchaser by Title Company under this Agreement without Purchaser's prior written consent.

          16.5 LISTINGS AND OTHER OFFERS. Seller will not list the Property with any broker or otherwise solicit or make or accept any offers to sell the Property, engage in any discussions or negotiations with any third party with respect to the sale or other disposition of any of the Property, or enter into any contracts or agreements (whether binding or not and except in the normal course of business) regarding any disposition of any of the Property.

          16.6 MAINTENANCE OF PERMITS. Seller shall maintain in existence all licenses, permits and approvals necessary or reasonably appropriate to the ownership, operation or improvement of the Building.

          16.8 BINDING EFFECT. The covenants, agreements, representations, and warranties contained herein shall extend to and be obligatory upon the successors and assigns of the respective parties hereto.

          16.9 AMENDMENT. This Agreement may be amended only by written instrument executed by Seller and Purchaser.

          16.10 ENTIRE UNDERSTANDING. This Agreement, and the documents incorporated herein, embody the entire agreement between the parties with relation to the transactions contemplated hereby. There have been and are no covenants, agreements, representations, warranties, or restrictions between the parties with regard thereto other than those set forth herein or for which there has been provision made herein. The provisions of this Agreement cannot be waived except by the written agreement of the party against whom a waiver shall be asserted.

          16.11 COUNTERPARTS. This Agreement may be executed simultaneously in counterparts, each of which shall be an original, but all of which together shall constitute one and the same instrument.

          16.12 TIME OF ESSENCE.  Time is of the essence of this Agreement.


CONFIDENTIAL Pur&Sale (7/9/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

          16.13 SEVERABILITY. The unenforceability, invalidity, illegality, or termination of any provision of this Agreement shall not render any other provision of this Agreement unenforceable, invalid, or illegal and shall not terminate this Agreement or impair the rights or obligations of the parties hereto.

          16.14 CAPTIONS. Section or paragraph titles or other headings contained in this Agreement are for convenience only and shall not be a part of this Agreement, or considered in its interpretation.

          16.15 GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Washington without regard to conflicts of law rules. The venue for any cause of action related to this Agreement shall be the state and federal courts sitting in King County, Washington.

          16.16 CALCULATION OF TIME PERIODS. Unless otherwise specified, in computing any period of time described herein, the day of the act or event after which the designated period of time begins to run is not to be included and the last day of the period so computed is to be included at, unless such last day is a Saturday, Sunday or legal holiday for national banks in the location where the Property is located, in which event the period shall run until the end of the next day which is neither a Saturday, Sunday, or legal holiday. The last day of any period of time described herein shall be deemed to end at 11 p.m. Washington, D.C. time.

          16.17 INFORMATION AND AUDIT COOPERATION. At Purchaser's request, at any time before the Closing, Seller shall provide to Purchaser's designated independent auditor access to the books and records of the Property, as described in Section 1(c), regarding the period for which Purchaser is required to have the Property audited under the regulations of the Securities and Exchange Commission.

     DATED July 9, 1996.

SELLER:                                 DATA I/O CORPORATION

                              By: //S// STEVE M. GORDON
                                 -----------------------------------------
                                 Steven M. Gordon, Chief Financial Officer


PURCHASER:                    CONFIDENTIAL


                              By:  //S// Purchaser
                                 -----------------------------------------

                                                CONFIDENTIAL


CONFIDENTIAL Pur&Sale (7/9/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

Escrow Agent, by its duly authorized agent, agrees to accept this escrow on the terms and conditions of, and to comply with the instructions contained in, the foregoing Agreement and such supplemental instructions as the Escrow Agent reasonably requires.

     DATED July __, 1996.

                                        CONFIDENTIAL

                                        By:  //S// Escrow Agent
                                           ----------------------------------

                                        Name: Escrow Agent Name
                                             --------------------------------

                                        Title: Escrow Agent Title
                                              -------------------------------


CONFIDENTIAL Pur&Sale (7/9/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                  EXHIBIT 1(a)

                                LEGAL DESCRIPTION


Legal Description of Property


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                  EXHIBIT 1(b)

                             RETAINED EQUIPMENT LIST

Cafeteria Equipment

     3 Refrigerators in food preparation area
     Salad bar
     Serving bar
     2 Ovens
     Hotplate
     Ice machine
     Meat slicer
     Microwave oven in food preparation area
     Miscellaneous counter equipment
     2 Refrigerators in lunch room/meeting area
     Espresso machine
     Cash register

Manufacturing Air Compressor

Vacuum Pump

50Hz Generator

2 Thermatrons

Telephone System (excluding interior wiring)

     Dytel Automated Answering System

Security System (excluding interior wiring and permanently installed card readers and door strikes)

Synchronized Clock System

Trash Compactor

Supplier owned Equipment, including but not limited to,

     Vending machines
     3 microwave ovens
     Ice cream freezer
     Soft drink dispenser
     Drink refrigeration cases


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

Computer Network Hubs/Routers (excluding interior wiring)

Computer Room Equipment and Halon System


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE

                                 EXHIBIT 4.1(b)

                          PENDING LIENS AND ASSESSMENTS

None


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                 EXHIBIT 4.1(d)

                         HAZARDOUS MATERIAL DISCLOSURE


Invoices, Maps and Pre- And Post-Removal Reports Regarding Removal Of Asbestos From Outbuilding And Heating Oil and Oil Storage Tank From Property


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                 EXHIBIT 4.1(j)

                            WETLAND AREA TO BE FILLED


Map of Wetland Area To Be Filled


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                   EXHIBIT 6.2

                                      LEASE


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                      LEASE


     THIS LEASE AGREEMENT (hereinafter, the "Lease") is made this ____ day of ___________, 1996, by and between CONFIDENTIAL, a CONFIDENTIAL corporation ("Landlord"), and DATA I/O CORPORATION, a Washington corporation ("Tenant").

     WHEREAS, Landlord and Tenant entered into a Purchase and Sale Agreement dated July 9, 1996 (the "Purchase and Sale Agreement") under which Tenant agreed to sell and convey to Landlord, and Landlord agreed to purchase from Tenant the real property legally described in EXHIBIT A attached hereto and incorporated herein by this reference (the "Property").

     WHEREAS, under the terms of the Purchase and Sale Agreement, Landlord agreed to lease to Tenant the Building situated on the Property subject to mutually acceptable terms and conditions of a lease agreement.

     NOW, THEREFORE, in consideration of the mutual terms and conditions in this Lease, the parties agree:

     1. LEASE. Landlord hereby leases to Tenant, and Tenant hereby leases from Landlord, subject to the terms and conditions of this Lease, the Building located on the real property located at 10525 Willows Road N.E., Redmond, Washington containing approximately Ninety-Six Thousand One Hundred Seventy-Nine square feet (hereinafter, the "Leased Premises"). The lease of the Leased Premises shall include, during the term of the Lease, the exclusive use of CONFIDENTIAL parking spaces located on the Property as follows: such spaces will be located first on the portion of the Property depicted as the exclusive parking area on EXHIBIT B attached hereto and incorporated herein by this reference (the "Exclusive Parking Area") and the remainder of such spaces will be located on another portion of the Property adjacent and reasonably convenient to the Leased Premises (collectively, as the same may be relocated, the "Parking Area"). The number of parking spaces located on the Exclusive Parking Area shall not be subject to reduction but may be increased. The current location of the balance of the CONFIDENTIAL exclusive spaces, which are not located in the Exclusive Parking Area is depicted on EXHIBIT B as the "Remaining Parking Area." Landlord may, as one option, relocate all or a portion of the parking spaces currently located in the Remaining Parking Area to the area depicted on EXHIBIT B as the proposed parking area. The configuration, location and size of the CONFIDENTIAL parking spaces allocated to Tenant shall be subject to Tenant's reasonable approval. Upon any relocation, reconfiguration or resizing of such parking spaces, the parties shall execute an amendment to EXHIBIT B reflecting the new location of the Parking Area. Any relocation, reconfiguration or resizing of such parking spaces shall be at Landlord's cost and expense. Further, such spaces may be temporarily relocated, subject to Tenant's reasonable approval and at Landlord's cost and expense, during Landlord's construction on the Property so long as such relocation does not unreasonably disrupt Tenant's business and access to the Leased Premises. Except for any failure of Tenant to approve which would result in Tenant having less than CONFIDENTIAL


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

exclusive parking spaces, any approval by Tenant under this Section 1 will be deemed unreasonably withheld if Tenant's failure to approve such matter would result in a permitted density approved by the City of Redmond, Washington of less than CONFIDENTIAL square feet for the Property.

     In addition to the foregoing, Landlord shall use commercially reasonable efforts to make an additional CONFIDENTIAL nonexclusive parking spaces available to Tenant in an area on the Property designated by Landlord, which area may be relocated by Landlord from time to time; provided that Landlord shall not be required to provide such additional spaces if the allocation of such spaces to Tenant would result in a permitted density approved by the City of Redmond, Washington of less than CONFIDENTIAL square feet for the Property. Tenant shall have no right to approve the location of such additional parking spaces; provided that Landlord will make reasonable efforts to make such spaces reasonably convenient to the Leased Premises.

     Tenant shall have no right to use parking spaces on the Property except as expressly provided in this Section 1.

     The lease of the Leased Premises shall also include use of all outbuildings located on the Property, including but not limited to, the house/conference facility and the barn, until Landlord elects to demolish the same in order to construct buildings or other infrastructure improvements, fill in any wetlands or, if Tenant fails to maintain the outbuildings and the access road leading to them, to remedy any nuisance or hazardous condition. Rent under this Lease shall not be affected by the demolition of the outbuildings. Landlord shall have no repair, maintenance or other obligations or liability with respect to the outbuildings or the access road leading to them. The Building, the existing Parking Area and the outbuildings, are shown on EXHIBIT C attached hereto and incorporated herein by this reference.

     The right to the exclusive use of the parking spaces pursuant to this
Section 1 shall inure to the benefit of Tenant and Tenant's affiliates and sublessees in accordance with this Lease, but shall terminate in the event of an assignment of the entire Lease or subletting of an aggregate of CONFIDENTIAL percent ( %) or more of the Leased Premises by Tenant (excluding assignments or subletting to its affiliates).

     2. TERM. The term of this Lease shall commence on the date first written above and expire on December 31, 2006. So long as Tenant is not in material default of the terms of this Lease, Tenant may terminate this Lease at the end of the fifth year of the Lease term by giving Landlord written notice of such termination six (6) months prior to the end of the fifth year of the Lease term and by paying Landlord U.S. $ CONFIDENTIAL on or before the last day of the fifth year of the Lease term. The right to terminate the Lease pursuant to this
Section 2 shall inure to the benefit of Tenant and Tenant's affiliates but shall terminate in the event of an assignment of the entire Lease. All defaults by Tenant under this Lease shall be cured on or before the termination of the Lease as provided herein.


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

     3. OPTIONS TO EXTEND TERM. So long as Tenant is not in material default of the terms of the Lease, and there has not been at the end of the initial term a material adverse change in the financial condition of Tenant as reflected in Tenant's financial statements which at that time materially limits its ability to perform under this Lease, Tenant shall have the option to extend the Lease term for an additional five (5) year term by giving Landlord written notice of Tenant's intent to extend at least six (6) months prior to the end of the Lease term. So long as Tenant is not in material default of the terms of the Lease, and there has not been at the end of the first extended term a material adverse change in the financial condition of Tenant as reflected in Tenant's financial statements which at that time materially limits its ability to perform under this Lease, Tenant shall also have the option to extend the Lease term for a second five (5) year term by giving Landlord written notice of Tenant's intent to extend at least six (6) months prior to the end of the first extension of the Lease term. Any extensions of the term of this Lease shall be on the same terms contained in this Lease, except for rent which shall be at the then prevailing fair market rental rate for rental space of comparable size, age, location and quality in Redmond, Washington for each extension period. In the event Landlord and Tenant are unable to agree upon the fair market rent within thirty (30) days after Landlord has notified Tenant of the proposed rate for the applicable extension period, the fair market rental rate shall be determined by appraisal by a panel of two appraisers, each with a minimum of five years' prior experience in the office leasing market in King County. Within ten (10) days of written rejection by Tenant of Landlord's proposed rate, Landlord and Tenant shall each appoint an appraiser at their own expense, and the two appraisers shall, within thirty (30) days determine the fair market rental rate for the extension period. If the two appraisers cannot agree on the fair market rental rate for the extension period during the thirty (30) days, the two appraisers shall, within five (5) days, jointly select a third, the cost of which shall be shared by Landlord and Tenant. The appraisers shall submit their decisions within fifteen (15) days of selection of the third appraiser. The average of the two closest fair market rental rates submitted by each appraiser shall determine the fair market rental rate for the extension period.

     The right to extend the Lease pursuant to this Section 3 shall inure to the benefit of Tenant and Tenant's affiliates but, shall terminate in the event of an assignment of the entire Lease or subletting of an aggregate of CONFIDENTIAL percent ( %) or more of the Building by Tenant (excluding assignments or subletting to its affiliates).

     4. RENT. As rent for the Leased Premises, and on the first day of each month during the term of this Lease, Tenant shall pay to Landlord the sum of U.S. $ CONFIDENTIAL (triple net) per month in advance. Commencing with the sixth year of the Lease term, the rent for the Leased Premises shall be U.S. $ CONFIDENTIAL (triple net) per month. If the term of this Lease begins on a date other than the first day of a month, the rent for that month will be prorated based on a 365 day year. Except as expressly provided in this Lease, and except for Landlord's privilege and income taxes and any franchise fees, all rent, additional rent and other amounts shall be paid to Landlord net of all impositions, fees and other charges and without offset, deduction or abatement.


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

     5. ADDITIONAL RENT. This Lease is a triple net lease. In addition to the rent to be paid by Tenant as set forth in Section 4 of this Lease, Tenant shall pay to Landlord as additional rent, Tenant's share of all expenses, except as expressly provided herein, incurred by Landlord in the operation, maintenance and ownership of the Leased Premises, the Tenant landscaping area as described in EXHIBIT D attached hereto and incorporated herein by this reference, the Parking Area, and the access road leading to the Leased Premises (the "Operating Expenses"), including, without limitation, costs of any commercially reasonable insurance maintained by Landlord from time to time (including, without limitation, insurance required by this Lease, rent loss, earthquake and such other insurance as may be elected by Landlord consistent with comparable properties in the area), maintenance and repair costs for the Parking Area and access roads to the Leased Premises, market property management fees payable to any manager (including an affiliate of Landlord), labor, salaries and applicable benefits attributable to the management of the Leased Premises, Parking Area and the access road leading to the Leased Premises, security services if any, utility costs if any, snow removal costs and work performed by Landlord under
Section 9. Operating Expenses shall not include depreciation of the Building, the costs of tenant improvements, the costs of relocating, reconfiguring or resizing any parking spaces, real estate brokers' commissions, marketing costs, interest, the costs of repairing, maintaining or replacing the roof and structural components of the Building that Landlord is required to maintain under Section 14.2, the costs of any replacement capital improvements required to be paid by Landlord under Section 14.1, and any costs incurred by Landlord triggered by Landlord's development of the remainder of the Property. Tenant's share of any Operating Expenses attributable only to the Leased Premises, Parking Area and the Tenant landscape area described in EXHIBIT D shall be 100% and Tenant's share of any Operating Expenses attributable to the access road leading to the Leased Premises shall be the percentage from time to time of the floor area of the Leased Premises to the total floor area of the Leased Premises and any other buildings on the Property (excluding the outbuildings).

     Landlord shall provide, at least thirty (30) days prior to the beginning of each Lease year, a monthly estimate of amounts payable under this Section 5, using the cash basis of accounting, for each Lease year based on an estimate agreed upon by the parties. Tenant shall pay the monthly estimated amount as additional rent on the first day of each month during the Lease term. Within fifteen (15) days after the end of each quarter, Landlord shall provide a statement of the actual Operating Expenses payable by Tenant under this Lease and a reconciliation based on the monthly estimates paid by Tenant under this
Section 5. Tenant shall pay any difference (underpayment) in a lump sum within thirty (30) days after receipt of such statement from Landlord. Any overpayment by Tenant shall be credited toward the monthly rent next coming due. Payments of Operating Expenses for any partial month shall be prorated based on a 365 day year.

     6. LATE FEE. Any rent or additional rent due under this Lease not paid after ten (10) days when due shall accrue interest until paid at the rate of CONFIDENTIAL percent ( %) per annum. In addition to the foregoing, if any payment of rent or additional rent is not received by Landlord within ten (10) days after its due date, then Tenant shall pay to Landlord a late charge equal to CONFIDENTIAL % of such overdue amount. The parties hereby agree that such late charge represents a fair and reasonable estimate of the costs Landlord will incur as a result of late payment by Tenant.


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

     7. USE. The Leased Premises shall be used by Tenant for general office and software, electronic component and/or electronic equipment manufacturing, fabrication, assembly, engineering, warehousing, storage and related purposes, and for no other purposes without the prior written consent of Landlord. Tenant shall comply with all laws relating to the Leased Premises, Parking Area and landscaping area described in EXHIBIT D or Tenant's use thereof, matters of record and reasonable rules for the business park, each as may be in effect from time-to-time. Tenant shall not commit waste or misuse, overload or stress the Building.

     8. LANDLORD'S ACCESS TO LEASED PREMISES. Landlord shall have the right to enter any part of the Leased Premises at reasonable times and upon reasonable advance notice, except in the event of an emergency, in which event Landlord shall provide Tenant with notice as soon as possible thereafter, to Tenant for the purpose of examining, inspecting or showing the Leased Premises. Landlord may post on the Leased Premises, the Tenant landscaping area as described in EXHIBIT D, the Parking Area, and the access road leading to the Leased Premises, "for lease" and "for sale" signs related to the Building.

     9. ALTERATIONS AND IMPROVEMENTS. Tenant may alter, improve, or reconfigure the space in the Leased Premises with the prior written consent of Landlord which consent shall not be unreasonably withheld except that the Landlord's consent shall not be required for non-structural alterations which do not exceed $ CONFIDENTIAL per item, including without limitation, recarpeting, interior painting, and office reconfiguration. Landlord may elect to make any repair, restoration, alteration, improvement or reconfiguration of the Leased Premises, at Tenant's reasonable cost, that Tenant is authorized or obligated to make under this Lease if such work involves piercing or compromising the roof membrane or roof system or cutting or drilling the floor or would affect the structural components of the Building or the integrity or operation of the Building or mechanical systems in the Building. Except with respect to recarpeting, interior painting and office reconfiguration, Tenant shall provide Landlord with prior written notice of any alteration, improvement, reconfiguration or repair of the Leased Premises and with as-built plans and specifications for such work on the completion thereof, if applicable, including, without limitation, with respect to the applicable improvements listed on EXHIBIT E. The alterations and improvements listed on EXHIBIT E attached hereto and incorporated herein by this reference, all of which shall be performed at Tenant's sole cost, are hereby approved by Landlord. All contractors shall be subject to Landlord's reasonable approval and will deliver certificates of insurance evidencing insurance coverage reasonably satisfactory to Landlord prior to commencing such work. All work will be done in a good and workmanlike manner in compliance with all laws applicable thereto. The provisions of this Section 9 shall also apply to significant repairs to be made by Tenant.

     10. LIENS. Tenant shall not cause or permit the creation of any lien or other encumbrance on the Leased Premises. Tenant shall give Landlord prompt written notice of any lien or encumbrance against the Leased Premises caused by Tenant and cause such lien or encumbrance to be discharged within thirty (30) days after the filing or recording thereof; provided that Tenant may contest such liens or encumbrances in accordance with applicable law


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

as long as such contest prevents foreclosure thereof and Tenant causes such lien or encumbrance to be bonded or insured over as reasonably acceptable to Landlord within such thirty (30) day period.

     11. SIGNS. Tenant shall have the right, at Tenant's cost, to place identification signs on the Building and at the location where the access road to the Building intersects Willows Road, N.E. subject to the Landlord's reasonable approval, which approval shall not be unreasonably withheld. Any signs placed on the Leased Premises or at Willows Road, N.E. shall be placed with the understanding and agreement that Tenant will remove same at the termination of this Lease and repair any damage or injury to the Leased Premises caused thereby, and if not so removed by Tenant then Landlord may have same so removed at Tenant's expense. The existing signs on the Building and at the intersection of Willows Road, N.E. with the Building access road may remain so long as Tenant desires. Tenant shall obtain, at its expense, all permits and approvals necessary for any signage erected by Tenant. Landlord, at Landlord's cost, may replace existing signs, with standard signage for the business park, with the consent of the Tenant, which consent shall not be unreasonably withheld.

     12. ACCEPTANCE OF LEASED PREMISES. Tenant accepts the Leased Premises in their present condition. Except as expressly provided in this Lease, Landlord will not be obligated to make any alterations or improvements to the Leased Premises, outbuildings or Property based upon this Lease or arising out of this Lease. Landlord shall not be obligated to provide any services to Tenant except as provided in this Lease; however, Landlord shall not disrupt, disconnect or disturb any of the utility or other services provided to the Leased Premises at the start of the term of this Lease. Landlord disclaims all express or implied warranties regarding the Building, the Leased Premises or the Property.

     13. SURRENDER OF LEASED PREMISES. Furnishings, trade fixtures and equipment installed by Tenant shall be the property of Tenant. Upon the expiration or termination of this Lease, Tenant shall surrender possession of the Leased Premises to Landlord in a broom clean condition, normal wear and tear excepted. Upon the expiration or termination of the Lease term Tenant shall remove its trade fixtures and the Retained Equipment described in EXHIBIT F attached hereto and incorporated herein by this reference from the Leased Premises and, unless otherwise directed by Landlord, Tenant shall remove all alterations and improvements made by Tenant to the Leased Premises which have not been previously approved by Landlord and which are incompatible with general office use of the Leased Premises. Tenant shall promptly and at its cost repair or reimburse Landlord for any damage to the Leased Premises caused by Tenant during the removal of any equipment, materials, systems and fixtures required or permitted to be removed from the Leased Premises at the end of the Lease term. In any event, Tenant shall remove, at the Tenant's expense, all manufacturing equipment upon expiration or termination of the Lease.


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

     14.  MAINTENANCE AND REPAIR.

          14.1 TENANT'S OBLIGATIONS. Subject to Sections 20 and 21, excluding the items which Landlord is required to repair and maintain under Section 14.2, Tenant shall be responsible for keeping the Leased Premises and the real property immediately adjacent to the Leased Premises as described in EXHIBIT D in good condition and repair, including, without limitation, the repair of the roof membrane and roof leaks subject to Section 14.3, and the painting of the exterior of the Leased Premises. If Tenant's parking area is changed and the parties amend EXHIBIT B, the parties shall execute an amendment to EXHIBIT D reflecting the new landscape maintenance area. At Tenant's option and expense, Tenant may maintain in their current state all existing landscaped areas on the Property not required to be maintained by Tenant under the Lease until Landlord commences development on the Property.

     Without limiting the foregoing, if Tenant is required to replace any Standard Capital Improvement (as hereinafter defined) under this Lease as a result of the failure or impending failure of, or if it is not reasonably economically feasible to repair, such Standard Capital Improvement, the costs of replacement shall be paid by Tenant. However, in the event the term of this Lease, whether initial or extended, expires (other than as a result of a default by Tenant or the exercise of Tenant's early termination right under Section 2) and the useful life of such replacement extends beyond such expiration date, Landlord shall, upon such expiration, reimburse Tenant for a portion of the cost of such replacement calculated by allocating the original cost of such replacement equally over a useful life of ten (10) years. Landlord shall pay Tenant an amount equal to the portion of such cost allocated to the period beyond the expiration of the Lease term, with such amount prorated for any partial Lease year. Tenant shall not be entitled to any such reimbursement upon the termination of this Lease as a result of Tenant's default or the exercise of Tenant's early termination option under Section 2. Notwithstanding anything to the contrary in this Lease, all Standard Capital Improvements for which Landlord reimburses Tenant shall remain in the Leased Premises at the expiration of the Lease term. Notwithstanding the foregoing, in no event shall Landlord be required to reimburse Tenant for the costs of (a) replacing any Standard Capital Improvements which Tenant failed to maintain or repair in accordance with the terms of this Lease, (b) any Standard Capital Improvement to be replaced if such replacement is a result of a material increase after July 12, 1996, of either the stress on such Standard Capital Improvement or the required capacity of such Standard Capital Improvement as a result of the use of the Leased Premises for manufacturing, assembly, fabrication, warehousing or storage purposes, (c) without limiting Landlord's obligations under Section 14.2, the replacement or addition of capital improvements other than Standard Capital Improvements, or
(d) the replacement, change or addition of any Standard Capital Improvement for any reason other than the failure or impending failure thereof or if it is not reasonably economically feasible to repair such Standard Capital Improvement.

     By way of example only, if at the beginning of the third year of the Lease term Tenant is required to replace the HVAC which has failed with a new HVAC costing $200,000, and Tenant elects not to exercise its extension option, then at the end of the initial term of this Lease Landlord would pay Tenant $40,000 of the costs of such HVAC ($20,000 per year multiplied by


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

two (2) years of useful life after the expiration of the initial term) and such payment by Landlord shall not be included as an Operating Expense of the Leased Premises.

     As used herein, "Standard Capital Improvement" shall mean HVAC, mechanical and electrical systems, plumbing and lighting capital improvements, roof membrane, elevator, fire and life-safety systems, all at the capacity existing as of July 12, 1996, or at the capacity necessary for the use of the Leased Premises for general office use purposes, whichever is greater, and other capital improvements that would be used by Landlord for another tenant using the Leased Premises for general office uses after the expiration of this Lease.

          14.2 LANDLORD'S OBLIGATIONS. Subject to Sections 20 and 21, Landlord shall be responsible for keeping in good condition and repair the roof (excluding roof membrane and roof leaks), the foundation, the structural condition of any exterior or load-bearing walls, the access road to the Leased Premises and, only during any construction on any of Tenant's parking area (as the same may be relocated, resized or reconfigured as provided herein), such parking area. Notwithstanding the foregoing, Landlord shall not be responsible for any repairs, replacements, additions or changes to any of the foregoing which (a) are a result of a material increase after July 12, 1996, of either the stress thereon or the required capacity thereof as a result of the use of the Leased Premises for manufacturing, assembly, fabrication, warehousing or storage purposes, or (b) are required in connection with any laws or insurance requirements effective after July 12, 1996, which would not be applicable to the use of the Leased Premises for general office use or for Tenant's use of the Leased Premises as of July 12, 1996. As of July 12, 1996, Tenant's use of the Leased Premises consists of the design, light manufacturing, light fabrication, light assembly, service, repair, inventory and product storage of software, programming systems and electronic equipment, materials handling and marking equipment, and accessories; general office; and engineering. Landlord shall pay its portion of the Standard Capital Improvements as described in Section 14.1.

          14.3 PERFORMANCE. Except as expressly provided in Sections 14.1 and 14.2, each party's maintenance and repair obligations are at its own cost except as provided with respect to Operating Expenses, and except as otherwise provided, include necessary replacements and additions, and apply whether the repair, replacement or addition is large or small, foreseen or unforeseen, and include any modifications or additions to the applicable items or areas that each party is required to maintain necessary to comply with any laws or insurance requirements now or hereafter enacted or to correct defects. Tenant has the exclusive right to perform its maintenance and repair obligations and to make alterations and improvements under Section 9, except that Landlord can elect to perform, at Tenant's expense, any maintenance, repair, alteration or improvement which affects the roof membrane or roof system, any structural components, any mechanical systems or involves the cutting or drilling of any floor. Unless the Landlord is contesting any of its repair or maintenance obligations in good faith, Tenant shall have the right to make any repairs or perform Landlord's other obligations under Section 14.2 if Landlord does not commence any repair or maintenance within thirty (30) days after Tenant delivers to Landlord written notice of the need for such repair or maintenance and Tenant may deduct the reasonable cost of such repair or maintenance so performed by Tenant from the next rent payment(s) due pursuant to this Lease.


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

     15. TAXES. Tenant shall, within ten (10) days after demand by Landlord but in no event prior to fifteen (15) days before the date when due (and not as Operating Expenses), reimburse Landlord for all taxes and governmental fees and charges of any nature, assessments, special assessments and local improvement district charges incurred by Landlord in the operation or ownership of the Leased Premises, the Tenant landscaping area as described in EXHIBIT D, the Parking Area and the access road leading to the Leased Premises and attributable to the Lease term. If any such amounts are assessed against the Leased Premises, the Parking Area, the Tenant landscaping area as described in EXHIBIT D and the Property, they will be equitably apportioned by Landlord as described in Section 5. Notwithstanding the foregoing, Tenant shall not be required to pay Landlord's privilege and income taxes or any franchise fees or any assessments, special assessments or local improvement district charges imposed against the Leased Premises, the Parking Area or the Tenant landscaping area as described in EXHIBIT D triggered by Landlord's development of the remainder of the Property. Tenant shall pay all taxes and other governmental charges relating to Tenant's use of the Property including all personal property taxes.

     16.  DEFAULT/REMEDIES.

          16.1 TENANT DEFAULT. Tenant shall be in default, if Tenant (i) fails to pay any installment of rent, additional rent or other amounts when due under this Lease, except that Tenant shall be allowed a ten (10) day opportunity to cure a default for nonpayment of rent, (ii) fails to perform any other material term or covenant in this Lease, (iii) abandons the Property (but Tenant shall not be deemed to abandon the Property and shall not be in breach of this Lease if it continues to pay all rent when due and is not in breach of any of its obligations under this Lease), (iv) makes an assignment for the benefit of creditors, commences or is the subject of any bankruptcy, reorganization or insolvency proceeding which is not dismissed within sixty (60) days, has a receiver appointed for substantially all of Tenant's property, (v) breaches any of the assignment, subletting or transfer provisions of this Lease, or (vi) fails to maintain any insurance required by the terms of this Lease; provided, however, that the defaults specified in subsections (ii) and (v) above shall not constitute defaults if Tenant cures the default within thirty (30) days (or longer if the default cannot reasonably be cured in such thirty (30) day period and Tenant commences such cure within such applicable period and thereafter diligently pursues such cure) and the default specified in subsection (vi) shall not constitute a default if Tenant cures such default within ten (10) days of written notice from Landlord.

     In the event of any default under this Lease by Tenant, Landlord may at any time thereafter after all cure periods expressly set forth herein have passed, with or without notice or demand and without limiting Landlord in the exercise of any right or remedy which Landlord may have by reason of such default:

     a. Terminate Tenant's right to possession of the Leased Premises by any lawful means, in which case this Lease shall terminate and Tenant shall immediately surrender possession of the Leased Premises to Landlord. In such event Landlord shall be entitled to recover from Tenant all damages incurred by Landlord by reason of Tenant's default including, but not limited to, the reasonable cost of recovering possession of the Premises; reasonable expenses of reletting


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

     (except for any tenant improvement costs ("Tenant Improvement Costs") which are not commercially reasonable to relet the Leased Premises and any Tenant Improvement Costs in excess of the TI Cap Amount (as hereinafter defined)), reasonable attorneys' fees, and any real estate commission actually paid; and the difference at the time of award by the court having jurisdiction thereof (discounted using the 90-day U.S. Treasury bill rate at the time of the award) of the amount by which the unpaid rent, additional rent and other charges for the balance of the term after the time of such award exceeds the amount of such rental loss for the same period that Tenant has proven could be reasonably avoided.

     b. Maintain Tenant's right to possession in which case this Lease shall continue in effect. In such event Landlord shall be entitled to enforce all of Landlord's rights and remedies under this Lease, including the right to recover the rent, additional rent and other amounts as they become due hereunder, and Landlord shall use commercially reasonable efforts to relet the Leased Premises; provided that any proposed tenant shall meet Landlord's reasonable leasing criteria. Landlord shall be entitled to recover from Tenant all damages incurred by Landlord by reason of Tenant's default including the reasonable cost of recovering possession of the Leased Premises; reasonable expenses of reletting (except for any Tenant Improvement Costs which are not commercially reasonable to relet the Leased Premises and any Tenant Improvement Costs in excess of the TI Cap Amount), reasonable attorneys' fees, and any real estate commission actually paid. If Landlord relets the Leased Premises as provided herein and the net rent received by Landlord in connection therewith is less than the rent and additional rent required to be paid under this Lease, Tenant shall pay Landlord the amount of any deficiency upon demand from Landlord from time-to-time.

c. Pursue any other remedy now or hereafter available to Landlord at law or in equity. No remedy hereunder shall be deemed to be exclusive but shall, to the extent possible, be cumulative with all other remedies at law or in equity.

d. The Consumer Price Index referenced herein shall mean the Consumer Price Index for All Urban Consumers (Revised Series) (CPI-U) All Items, U.S. City Average (1982-1984 = 100), or if the same is unavailable, a comparable substitute therefor acceptable to Landlord and Tenant.

e. As used herein, "TI Cap Amount" shall mean the product of the Base Amount (as hereinafter defined) and the following percentages: (a) if eight (8) or more years remain in the term of the Lease as of Tenant's default, CONFIDENTIAL %,
(b) if more than six (6) but less than eight (8) years remain in the term of the Lease as of Tenant's default, CONFIDENTIAL percent ( %), (c) if more than four
(4) but less than six (6) years remain in the term of the Lease as of Tenant's default, CONFIDENTIAL percent ( %), (d) if more than two (2) but less than four
(4) years remain in the term of the Lease as of Tenant's default, CONFIDENTIAL percent ( %), and (e) if less than two (2) years remain in the term of the Lease as of Tenant's default, CONFIDENTIAL percent ( %). For the purposes of the foregoing, the term of the Lease shall include the term of any extension period for which Tenant has exercised its extension option under this Lease. As used herein, "Base Amount" shall mean $ CONFIDENTIAL per square foot, with such amount increased through the date of such reletting by increases in the Consumer Price Index from the commencement date of this Lease.

          16.2 LANDLORD DEFAULT. Landlord shall be in default under this Lease if within thirty (30) days (or such longer period as may be reasonably necessary to cure the default so long as Landlord diligently is pursuing a cure) following written notice to Landlord by Tenant specifying any material breach of Landlord's obligations under this Lease such breach remains uncured. If the Landlord's default is not cured within the applicable cure period, then Tenant shall have the option to cure the Landlord's default without further notice to Landlord. If Tenant elects to cure, then all actual, reasonable sums paid, and reasonable costs and expenses incurred


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

by Tenant (including reasonable Tenant relocation costs) in curing Landlord's default, including without limitation, reasonable attorneys' fees, shall be paid by Landlord to Tenant on demand, and if not paid Tenant may deduct the same from the next sums due Landlord from Tenant under this Lease, until all such costs and expenses are repaid by Landlord in full. Tenant's remedies under this
Section 16.2 are in addition to any other legal and equitable remedies to which Tenant may be entitled under applicable law other than the termination of this Lease.

     17. INDEMNITY. Except for the indemnified party's negligence, Tenant agrees to indemnify, defend and hold harmless Landlord and its agents, employees and contractors, from and against any and all losses, liabilities, damages, costs and expenses (including attorneys' fees) resulting from claims by third parties for injuries to any person and property damage arising from the negligence or willful misconduct of Tenant or its agents, employees, contractors and subtenants occurring in or about the Leased Premises, the access road leading to the Leased Premises, the Parking Area or the landscaping area described in EXHIBIT D or the use of any of the outbuildings. Except for the indemnified party's negligence, Landlord agrees to indemnify, defend and hold harmless Tenant and its agents, employees and contractors, from and against any and all losses, liabilities, damages, costs and expenses (including attorneys' fees) resulting from claims by third parties for injuries to any person and property damage arising from the negligence or willful misconduct of Landlord or its agents, employees or contractors occurring in or about the Leased Premises, the access road leading to the Leased Premises, the Parking Area or the landscaping area described in EXHIBIT D. This Section 17 shall survive the termination of this Lease.

     18.  INSURANCE.

          18.1 TENANT'S INSURANCE. During the term of this Lease, Tenant shall be responsible for insuring its property on the Leased Premises with insurance for the full replacement cost of Tenant's property. During the term of this Lease, Tenant shall maintain commercial general liability insurance covering Tenant's occupancy of the Leased Premises in the amount of $ CONFIDENTIAL per occurrence and $ CONFIDENTIAL in the aggregate with an additional umbrella amount of not less than $ CONFIDENTIAL in the aggregate with no per occurrence limit. All such insurance shall provide primary coverage to Landlord and shall be issued by an insurance company reasonably acceptable to Landlord. Landlord may from time-to-time require commercially reasonable increases in any such insurance limits consistent with comparable properties in the area. The insurance carried by Tenant under this Section 18.1 may not be canceled without thirty (30) days' prior written notice to Landlord. Landlord and Landlord's property manager shall be named as additional insureds. Upon request, Tenant shall furnish Landlord a certificate of insurance evidencing compliance with the terms of this Section 18.


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

          18.2 LANDLORD'S INSURANCE. Landlord shall maintain all risk property insurance insuring the full replacement cost of the Leased Premises, with no co-insurance penalty, and rent loss insurance in an amount reasonably determined by Landlord to cover the loss of rents under this Lease, general liability insurance, boiler and machinery insurance and such other insurance as Landlord may elect acting in a commercially reasonable manner, the costs of which shall be Operating Expenses. The Leased Premises may be included in a blanket policy (in which case the cost of such insurance allocable to the Leased Premises will be reasonably determined by Landlord based upon the insurer's cost calculations).

     19. WAIVER OF SUBROGATION. To the extent permitted by law, neither party nor its officers, directors, employees, managers, agents, invitees or contractors shall be liable to the other for loss or damage to property or business interests from any risk reasonably coverable by insurance (including, without limitation, business interruption or loss of rents), including loss or damage arising from such party's negligence, and each party waives any claims against the other party, and its officers, directors, employees, managers, agents, invitees and contractors for such loss or damage. The failure of a party to insure its property shall not void the foregoing waiver. The insurance obtained by Landlord and Tenant shall include waivers of subrogation by the insurers and all rights based upon an assignment from its insured, against Landlord or Tenant, their officers, directors, employees, managers, agents, invitees and contractors, in connection with any loss or damage thereby insured against.

     20. DAMAGE OR DESTRUCTION. In the event the Leased Premises are damaged to such an extent as to render them untenantable in whole or in substantial part, or are destroyed, Landlord shall restore the Leased Premises as nearly as practicable to the condition immediately prior to such damage or destruction, unless the Landlord deems that it is not economically feasible to restore the Leased Premises. If the damage is covered by insurance the restoration of the Leased Premises shall be deemed economically feasible. After the happening of any such event of damage or destruction, Tenant shall give Landlord immediate written notice thereof. Landlord shall have twenty (20) days after the date of such notification to notify the Tenant in writing of Landlord's intentions to repair or rebuild the Leased Premises, or the part so damaged. If Landlord elects to repair or rebuild the Leased Premises, Landlord shall commence and complete promptly the work of repairing or rebuilding without unnecessary delay, and during such period the rent of the Leased Premises shall be abated in the same ratio that the portion of the Leased Premises rendered for the time being unfit for occupancy shall bear to the whole of the Leased Premises. If Landlord shall fail to give notice of its decision to rebuild, Tenant shall have the right to declare this Lease terminated by written notice served upon the Landlord. In the event of damage or destruction of CONFIDENTIAL percent ( %) or more of the replacement cost of the Leased Premises during the last year of the then-current Lease term, either party may terminate the Lease upon thirty
(30) days written notice to the other party.

     21. CONDEMNATION. If any part of the Leased Premises or Parking Area should be taken for any public or quasi-public use under governmental law, ordinance, or regulation, or by right of eminent domain, or by private purchase in lieu thereof (a "Taking" or "Taken"), and the Taking would prevent or substantially interfere with Tenant's use of the Leased Premises, either


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

party may terminate this Lease upon thirty (30) days' written notice and rent shall be apportioned as of the date of title vesting in such proceeding or purchase. If part of the Leased Premises shall be Taken, and this Lease is not terminated as provided above, the rent payable hereunder during the unexpired lease term shall be reduced to such extent as may be fair and reasonable under the circumstances. In the event of any such Taking, Landlord shall be entitled to receive the entire price or award from any such Taking without any payment to Tenant. Nothing contained herein shall be deemed to give Landlord any interest in or to require Tenant to assign to Landlord any separate award made to Tenant for the taking of personal property or fixtures belonging to Tenant or for the interruption of or damage to Tenant's business or for Tenant's moving expenses.

     22. QUIET ENJOYMENT. If Tenant shall perform all of the covenants and agreements herein, Tenant shall, subject to the terms of this Lease, at all times during the Lease term, have peaceful and quiet enjoyment of the Leased Premises against any person claiming by, through or under Landlord. Any development or construction activity undertaken by Landlord on the Property shall be conducted in a manner that does not unreasonably interfere with Tenant's business. Landlord shall undertake all reasonable efforts to minimize the amount of dust and noise created by any development or construction activity on the Property, and Landlord shall pay for cleaning and removing construction dust from the Leased Premises and the landscaping maintained by Tenant. Landlord shall not construct any building or other structure east of the Building in the area designated on EXHIBIT G attached hereto and incorporated herein by this reference although parking may be located in that area.

     The restriction on construction within the area designated on EXHIBIT G shall inure to the benefit of Tenant and Tenant's affiliates, but shall terminate in the event of an assignment of the entire Lease or subletting of the entire Leased Premises.

     23. HAZARDOUS SUBSTANCES. Except for Hazardous Substances used for ordinary cleaning and office purposes and for the uses permitted under Section 7 of this Lease, in each case used in compliance with all applicable laws and regulations, Tenant shall not transport, store, use, generate, manufacture or release any Hazardous Substances on any part of the Property or permit the foregoing to occur. Tenant, at its sole cost and expense, shall operate its business in the Leased Premises, Parking Area and landscaping area in EXHIBIT D in compliance with all Environmental Laws and shall promptly remediate any Hazardous Substances released on or from the Property by Tenant, its agents, employees, contractors, subtenants or invitees. If the release of any Hazardous Substance on the Property caused or permitted by Tenant, its agents, employees, contractors, subtenants or invitees, whether or not permitted by this Section 23, results in any contamination, damage or injury to the Property, the environment or human health, Tenant shall promptly take all actions at its sole expense as are necessary to return the Property to the condition existing prior to the release of any such Hazardous Substance and as may be required by Environmental Laws.

     Tenant shall indemnify, defend, and hold Landlord harmless from and against any and all losses (including, without limitation, diminution in value of the Property and loss of rental income from the Leased Premises), claims, demands, actions, suits, damages, expenses (including, without limitation, remediation, corrective action, or cleanup expenses), and costs


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

(including, without limitation, actual attorneys' fees, consultant fees or expert fees) which are brought or recoverable against, or suffered or incurred by Landlord as a result of release of Hazardous Substances that Tenant is required to remediate as provided above or any breach of the obligations under this Section 23 by Tenant, its agents, employees, contractors, subtenants or invitees, regardless of whether Tenant had knowledge of such noncompliance. This
Section 23 shall survive any termination of this Lease.

     For purposes of this Section, the term "Hazardous Substances" shall include substances now or hereafter designated as hazardous or toxic under any applicable Federal, State or local law, regulation, ordinance or other enactments of any governmental agency ("Environmental Laws"), including, without limitation, petroleum, asbestos and PCB's.

     24. RIGHT OF FIRST REFUSAL. So long as Tenant is not in material default of the terms of this Lease and there has not been at that time a material adverse change in the financial condition of Tenant as reflected in Tenant's financial statements, Landlord shall deliver to Tenant written notice of the speculative space to be constructed for lease in any building containing any speculative space (as opposed to build to suit) to be constructed on the Property no later than before Landlord first offers such space to any other third party (the "Notice of Availability") and Tenant shall have an exclusive right, for a period of sixty (60) days from the receipt of the Notice of Availability, to negotiate a lease of space in such building which shall be negotiated in good faith by Landlord and Tenant. Any such lease shall be at market rent and on market terms and conditions and shall be for no less than the greater of CONFIDENTIAL percent ( %) of the speculative space in such building or CONFIDENTIAL square feet.

     This benefit shall inure to the benefit of Tenant and Tenant's affiliates, but shall terminate in the event of an assignment or subletting of an aggregate of CONFIDENTIAL percent ( %) or more of the Building by Tenant (excluding assignments or subletting to its affiliates).

     25. ESTOPPEL CERTIFICATES. Each party hereto shall, within ten (10) days of request from the other party or its lender, at any time and from time to time execute, acknowledge and deliver to such party a written statement, in the form generally acceptable to institutional purchasers or lenders certifying as follows: that this Lease is unmodified and in full force and effect (or if there has been modification thereof, that the same is in full force and effect as modified and stating the nature thereof); that to the best of its knowledge there are no uncured defaults on the part of the other party hereto (or if any such default exists, the specific nature and extent thereof); the date to which any rents and other charges have been paid in advance, if any; and such other matters as are typically contained in such certificates. If a party does not deliver the written statement within the ten (10) day period, the statements contained in the requested statement shall be deemed to be correct and conclusive upon the party who is to respond.

     26. HOLDOVER BY TENANT. If Tenant remains in possession of the Leased Premises after the expiration of this Lease, without the consent of the Landlord, Tenant shall be deemed to be occupying the Leased Premises as a month-to-month Tenant, subject to the terms of this Lease. During such tenancy, Tenant shall pay to Landlord each month one hundred twenty percent (120%) of the rent due during the last month of the expired Lease term.


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

     27. SUBORDINATION/LENDER PROTECTION. Tenant hereby agrees to subordinate this Lease to any mortgage, deed of trust or other security instrument in favor of an institutional mortgagee, beneficiary or other secured party ("Lender") covering the Leased Premises, provided that, simultaneously with the execution thereof, the Lender executes in favor of Tenant Lender's current standard non-disturbance, attornment and subordination agreement, which agreement shall provide that the tenancy and other rights of Tenant hereunder shall not be disturbed so long as Tenant is not in default under this Lease and which agreement shall not materially and adversely affect Tenant's rights under this Lease. For the purposes of the foregoing, such an agreement shall not be deemed to materially or adversely affect Tenant's rights under this Lease if it provides that (a) insurance or condemnation proceeds will be applied as provided in such mortgage, deed of trust or security instrument, (b) without affecting Tenant's rights against Landlord under this Lease, Lender is not liable for any defaults or offsets under this Lease occurring prior to the date that Lender takes title to the Leased Premises and/or (c) without affecting Tenant's rights against Landlord under this Lease, Lender's liability under the Lease shall be limited to its interest in the Property.

     28. BROKERAGE FEES/COMMISSIONS. Each party represents and warrants that it has dealt with no broker, agent or other person in connection with this Lease and that no broker, agent or other person brought about this transaction, and each party shall defend, indemnify and hold the other harmless from and against any claims by any other broker, agent or other person claiming a commission or other form of compensation by virtue of having dealt with the indemnitor with regard to this Lease.

     29. TRANSFERS OF LANDLORD'S INTEREST. Upon the transfer of the Leased Premises by Landlord, Landlord shall have no liability for obligations thereafter accruing under the Lease provided that its obligations are assigned and assumed by Landlord's successor; Landlord's liability for obligations prior to the transfer will not be affected.

     30. NOTICE. Any notice, demand, request or consent that the parties hereto desire or is required to be given by this Lease shall be deemed sufficient if sent by United States first class mail, facsimile, or delivered via messenger or overnight delivery service to the following:

     LANDLORD:  CONFIDENTIAL
                CONFIDENTIAL
                CONFIDENTIAL
                Attention:  CONFIDENTIAL

     TENANT:    Data I/O Corporation
                10525 Willows Road N.E.
                P.O. Box 97046
                Redmond, WA  98073-9746
                Attention:  Chief Financial Officer
                cc:  General Counsel


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

     Notices shall be effective upon receipt if delivered by facsimile, messenger service or overnight delivery and upon the third day following deposit if by United States first class mail.

     31. SEVERABILITY. If any term, covenant, or provision of this Lease is held by a court of competent jurisdiction to be void, invalid, or unenforceable, the remainder of the provisions shall continue in full force and effect and shall in no way be affected, impaired or invalidated.

     32. CAPTIONS. The captions used in this Lease shall have no effect on its interpretation.

     33. ASSIGNMENTS AND SUBLEASES. Without Landlord's prior written consent, Tenant shall not voluntarily or involuntarily assign this Lease or sublease the Leased Premises or any part thereof or mortgage, pledge, or hypothecate its leasehold interest. Landlord retains the absolute right to withhold its consent to any assignment of this Lease other than to Tenant's affiliates. With respect to subletting, Landlord's consent shall not be unreasonably withheld. It shall be reasonable for Landlord to withhold its consent if the transferee's financial condition is not acceptable to Landlord. For purposes of this Section 33, a transfer of the ownership interests of Tenant shall be deemed an assignment of this Lease unless Tenant's ownership interests are publicly traded. Notwithstanding the above, Tenant may assign or sublet the Leased Premises, or any part thereof, to any entity controlling Tenant, controlled by Tenant or under common control with Tenant, without the prior consent of Landlord. No subletting shall release Tenant from any liability under this Lease. Tenant shall be entitled to any excess income from any subletting. Each sublease shall be for not less than CONFIDENTIAL square feet of space. If Tenant defaults under this Lease, Landlord can accept rent directly from any sublessee. Tenant shall be relieved from all further liability under this Lease after the date of an assignment of the Lease made by Tenant in accordance with the terms of this
Section 33, other than an assignment to an affiliate of Tenant (in which event Tenant shall not be released from liability under this Lease). If at any time Tenant desires to assign or sublet (other than to an affiliate of Tenant) space in the Leased Premises, whether in one or more transactions, which would cause the total space subleased or assigned by Tenant to exceed CONFIDENTIAL percent
( %) of the Leased Premises, then Landlord may, by written notice to Tenant within thirty (30) days after receipt of Tenant's notice requesting Landlord's consent to such assignment or sublease, terminate this Lease with respect to the space described in Tenant's notice (and no other space) and may, if it so elects, directly lease such space to the proposed transferee.

     34. ENTIRE AGREEMENT. This Lease together with the Exhibits attached hereto comprise the entire agreement and understanding of the parties hereto with respect to the subject matter hereof, and replace and supersede all prior or contemporaneous written or oral agreements and understandings.

     35. AMENDMENTS OR MODIFICATIONS. This Lease may not be varied or modified except by written instrument signed by all parties.


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

     36. BINDING ON SUCCESSORS. Subject to the provisions of Section 33, this Lease shall inure to the benefit of and be binding upon the heirs, administrators, executors, successors and assigns of the parties.

     37. ATTORNEYS' FEES. In any proceeding brought to enforce this Lease or to determine the rights of the parties under this Lease, the most prevailing party shall be entitled to collect, in addition to any judgment awarded by a court, a reasonable sum as attorneys' fees, and all costs and expenses incurred in connection with such a lawsuit, including attorneys' fees, expenses of litigation, and costs of appeal. For purposes of this Lease, the most prevailing party shall be that party in whose favor final judgment is rendered. The term "proceeding" shall mean and include arbitration, administrative, bankruptcy, and judicial proceedings including appeals.

     38. COUNTERPARTS. This Lease may be executed simultaneously in counterparts, each of which shall be an original, but all of which together shall constitute one and the same instrument.

     39. NO MERGER. The voluntary or other surrender of this Lease by Tenant, or a mutual cancellation thereof, or a termination by Landlord, shall not be a merger of the sublease, Lease or title to the Leased Premises, and shall, at the option of Landlord, terminate all or any existing subtenancies or may, at the option of Landlord, operate as an assignment to Landlord of any or all of such subtenancies.

     40. GOVERNING LAW. This Lease shall be governed by and construed in accordance with the laws of the State of Washington without regard to conflicts of law rules. The venue for any cause of action related to this Lease shall be the state and federal courts sitting in King County, Washington.

     41. NO WAIVER. No waiver by either party of any provision hereof shall be deemed a waiver of any other provision hereof or of any subsequent breach by the other party of the same or any other provision. Any waiver by either party shall be in writing.

     42. EASEMENTS. Landlord reserves to itself the right, from time to time, to grant such easements, rights and dedications that Landlord deems necessary or desirable, and to cause the recordation of Parcel Maps and restrictions, so long as such easements, rights, dedications, Parcel Maps and restrictions do not unreasonably interfere with the use of the Leased Premises by Tenant. Tenant shall sign any of the aforementioned documents upon request of Landlord.

     43. TIME OF ESSENCE. Time is of the essence with respect to the obligations to be performed under this Lease.

     44. NO OTHER TERMINATION. Except as expressly provided in this Lease, this Lease shall not be terminable by Tenant for any reason, nor shall Tenant be entitled to any abatement or reduction in the rent payable under this Lease. The provisions of Sections 9, 14, 20 and 21 supersede any law to the contrary regarding the matters set forth therein.


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

     45. LIMITATION ON LANDLORD'S LIABILITY. Tenant agrees that its recourse against Landlord for a default or breach by Landlord of any of its obligations under this Lease shall be limited to Landlord's interest in the Property or if Landlord has sold or transferred the Property, to the amount of the net proceeds of such sale or transfer received by Landlord; provided that if Landlord's interest in the Property or the amount of the net proceeds is less than $ CONFIDENTIAL, Tenant shall have recourse against Landlord's assets for such default or breach up to a maximum amount equal to the $ CONFIDENTIAL less Landlord's interest in the Property or the amount of the net proceeds. Except as expressly provided herein, no recourse may be had against Landlord's assets or other property for any default or breach by Landlord under this Lease.

LANDLORD:                          CONFIDENTIAL



                                   By _________________________
                                        Its ___________________

TENANT:                            DATA I/O CORPORATION



                                   By _________________________
                                        Its ___________________


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

STATE OF WASHINGTON )
                    )    ss.
COUNTY OF KING      )

     On this _____ day of __________________, 1996, before me, a Notary Public in and for the State of Washington, duly commissioned and sworn, personally appeared ________________________________________________________, to me known to be the ___________________________ of the corporation named in and which executed the foregoing instrument, and she/he acknowledged to me that she/he signed the same as the free and voluntary act and deed of said corporation for the uses and purposes therein mentioned, being authorized so to do.

     WITNESS my hand and official seal the date and year in this certificate above written.


                                   ---------------------------------------------
                                   Notary Public in and for the State of
                                   Washington, residing at

                                   ---------------------------------------------

STATE OF _______________ )
                         )    ss.
COUNTY OF _______________     )

     On this _____ day of __________________, 1996, before me, a Notary Public in and for the State of _______________, duly commissioned and sworn, personally appeared ________________________________________________________, to me known to be the ___________________________ of the corporation named in and which executed the foregoing instrument, and she/he acknowledged to me that she/he signed the same as the free and voluntary act and deed of said corporation for the uses and purposes therein mentioned, being authorized so to do.

     WITNESS my hand and official seal the date and year in this certificate above written.


                                   ---------------------------------------------
                                   Notary Public in and for the State of
                                   _______________, residing at

                                   ---------------------------------------------


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                    EXHIBIT A

                                  REAL PROPERTY

Legal Description of Property


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                    EXHIBIT B

                                  PARKING AREA

Map of Parking Area


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                    EXHIBIT C

                               BUILDING SITE PLAN

Map of Building Site Plan


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                    EXHIBIT D

              LEASED PREMISES AND TENANT LANDSCAPE MAINTENANCE AREA


Map of Leased Premises and Tenant Landscape Maintenance Area


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                    EXHIBIT E

                          ALTERATIONS AND IMPROVEMENTS

Recarpet first and second floor

Remove and relocate internal offices and workstations on first, second and third floors

Refurbish remaining restrooms (second and third floors)

Refurbish food prep area (flooring and cabinets) or remove from Building if food services facilities developed on the Property, and reconfigure area for open work station environment

Replace phone switch

Replace and upgrade security system

Replace ceiling tiles

Interior painting various locations


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                    EXHIBIT F

                               RETAINED EQUIPMENT

Cafeteria Equipment

     3 Refrigerators in food preparation area
     Salad bar
     Serving bar
     2 Ovens
     Hotplate
     Ice machine
     Meat slicer
     Microwave oven in food preparation area
     Miscellaneous counter equipment
     2 Refrigerators in lunch room/meeting area
     Espresso machine
     Cash register

Manufacturing Air Compressor

Vacuum Pump

50Hz Generator

2 Thermatrons

Telephone System (excluding interior wiring)

     Dytel Automated Answering System

Security System (excluding interior wiring and permanently installed card readers and door strikes)

Synchronized Clock System

Trash Compactor

Supplier owned Equipment, including but not limited to,

     Vending machines
     3 microwave ovens
     Ice cream freezer
     Soft drink dispenser
     Drink refrigeration cases


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

Computer Network Hubs/Routers (excluding interior wiring)

Computer Room Equipment and Halon System


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                    EXHIBIT G

                            RESTRICTED BUILDING AREA

Map of Restricted Building Area


CONFIDENTIAL Lease (07/12/96)

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                  EXHIBIT 10.33



                                December 20, 1996
CONFIDENTIAL
CONFIDENTIAL
CONFIDENTIAL
CONFIDENTIAL
CONFIDENTIAL

VIA Facsimile (   ) CONFIDENTIAL and U.S. Mail

RE:  Fin/Admin/Real Estate; Headquarters

Dear CONFIDENTIAL:

     This letter confirms the following terms of an amendment (the "First Amendment") and extension of the Closing Date under that certain Purchase and Sale Agreement (the "Agreement") dated July 9, 1996, by and between CONFIDENTIAL ("Purchaser") and Data I/O Corporation ("Seller") :

     1. All capitalized terms used in the First Amendment shall have the same meaning as in the Agreement;

     2. Purchaser shall have the option to extend the Closing Date for the following periods: to a date no later than January 9, 1997 ("Extension Period 1"); January 19, 1997 ("Extension Period 2"); February 18, 1997 ("Extension Period 3"); and March 20, 1997 ("Extension Period 4") (each an "Extension Period"); provided, however, the Closing Date shall in no event be later than CONFIDENTIAL( ) days from the date Purchaser obtains SEPA, Concurrency and Design Review Board Approval, unless otherwise agreed in writing;

     3. Purchaser shall notify Seller in writing prior to any Extension Period of its intention to extend the Closing Date for such Extension Period. Extension Period 1 shall not require any payments by Purchaser. Extension Periods 2 and 3 require the payment to Seller directly of $ CONFIDENTIAL and $ CONFIDENTIAL to the Escrow Agent concurrently with Purchaser's notice of its intention to extend the Agreement. Extension Period 4 requires the payment to Seller directly of $ CONFIDENTIAL, with no additional amounts payable to the Escrow Agent. Each such payment is referred to herein as an "Extension Payment". Extension Payments paid to Seller will only be refundable to Purchaser in the event of a termination of the Agreement by Purchaser pursuant to
          Section 8.2(g) of the Agreement or material breach of the Agreement by Seller after notice thereof from Purchaser and with reasonable opportunity to cure, but will be creditable to the Purchase Price if the transaction closes by the Closing Date. Extension Payments paid to the Escrow Agent will be creditable to the Purchase Price

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

          if the transaction closes by the Closing Date, but will be refundable to Purchaser only if the transaction fails to close by the Closing Date because Purchaser is unable to obtain SEPA, Concurrency or Design Review Board Approval or in the event of a termination of the Agreement by Purchaser pursuant to Section 8.2(g) of the Agreement or material breach of the Agreement by Seller after notice thereof from Purchaser and with reasonable opportunity to cure; otherwise, such amounts shall be payable to Seller;

     4. The Phase II Contingency Period is hereby extended to the Closing Date, as the same may be extended pursuant to the terms of this First Amendment;

     5.   The First Amendment shall be effective as of December 20, 1996; and

     6. By returning a copy of this letter as described below, Purchaser hereby exercises its option to extend the Closing Date to a date no later than January 9, 1997.

     7. All other terms and conditions of the Agreement shall remain in full force and effect.

     If the terms described in this letter are acceptable to CONFIDENTIAL, please have an authorized representative of CONFIDENTIAL retain one original for CONFIDENTIAL's records and return two signed originals of this letter to my attention. We will then forward an original to the Escrow Agent. If we have not received a signed facsimile copy of this letter today 2:00PM, Pacific Standard Time, our offer as contained in this letter shall expire.

                                        Sincerely,


                                        //S// Steve M. Gordon
                                        Steve M. Gordon
                                        Vice President, Chief Financial Officer
SMG/TMH/mk
Acknowledged and agreed:

CONFIDENTIAL

By  //S// Purchaser
   ----------------

Printed Name CONFIDENTIAL
             ------------

Title CONFIDENTIAL
      ------------

                                   cc:       CONFIDENTIAL
                                        CONFIDENTIAL
                                        CONFIDENTIAL
                                        CONFIDENTIAL
                                        CONFIDENTIAL
                                        CONFIDENTIAL
                                        CONFIDENTIAL

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                  EXHIBIT 10.34


                                February 17, 1997

Mr. Bill Erxleben
Data I/O Corporation
10525 Willows Road, N.E.
Redmond, Washington 98073

     RE:  DATA I/O HEADQUARTERS

Dear Bill:

     This letter confirms the following terms of an amendment (the "Second Amendment") and extension of the Closing Date under that certain Purchase and Sale Agreement (the "Agreement") dated July 9, 1996, as amended by First Amendment dated December 20, 1996 (the "First Amendment"), by and between CONFIDENTIAL ("Purchaser") and Data I/O Corporation ("Seller") :

     1. All capitalized terms used in the Second Amendment shall have the same meaning as in the Agreement;

     2. The Purchase Price for the Property is hereby amended to be $ CONFIDENTIAL.


     3. Paragraph 2 of the First Amendment is hereby amended to read in its entirety as follows:

          Purchaser shall have the option to extend the Closing Date for the following period: to a date no later than January 9, 1997 ("Extension Period 1"); January 19, 1997 ("Extension Period 2"); February 18, 1997 ("Extension Period 3"); March 20, 1997 ("Extension Period 4"); and April 20, 1997 ("Extension Period 5") (each an "Extension Period"); provided, however, the Closing Date shall in no event be later than CONFIDENTIAL ( ) days from the date Purchaser obtains SEPA, unless otherwise agreed in writing.

     4. Purchaser acknowledges that SEPA approval is the only Developmental Approval remaining as a contingency under the Agreement. Purchaser further agrees to waive sections 8 (2) (b) (1) and 8 (2) (b) (2) of the Agreement and all objections contained in CONFIDENTIAL's letter of CONFIDENTIAL, regarding Section CONFIDENTIAL of the Agreement.

     5. Paragraph 3 of the First Amendment is hereby amended to add the following sentence as the third sentence thereof:

          Extension Period 5 shall not require any payment by Purchaser.

     6. All other terms and conditions of the Agreement shall remain in full force and effect.

                               CONFIDENTIAL PORTIONS OF THIS DOCUMENT HAVE BEEN OMITTED AND HAVE BEEN FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION.

     If the terms described in this letter are acceptable to Seller, please have an authorized representative of Seller retain one original for Seller's records and return two signed originals of this letter to my attention. We will then forward an original to the Escrow Agent.

                                        Sincerely,

                                        CONFIDENTIAL

                                        //S// Purchaser
                                        CONFIDENTIAL

Acknowledged and agreed:

Data I/O Corporation


By //S// William C. Erxleben
   -------------------------

Printed Name William C. Erxleben
             -------------------

Title Pres/CEO
      --------

Date February 17, 1997
     -----------------

cc:    CONFIDENTIAL
     CONFIDENTIAL
     CONFIDENTIAL
     CONFIDENTIAL

                                  EXHIBIT 10.35

                             THIRD AMENDMENT TO THE
                                    DATA I/O
                          TAX DEFERRAL RETIREMENT PLAN


The DATA I/O Tax Deferral Retirement Plan ("Plan"), as amended and restated effective January 1, 1993 is amended as follows pursuant to Section 11.1 of the Plan, effective
January 1, 1995:

1. Effective for Employees hired on or after January 1, 1995, Section 1.14(a) ELIGIBLE EMPLOYEE shall be replaced in its entirety by the following:


          (a)   U.S. EMPLOYEES

          For United States-based employees, "Eligible Employee" means any regular Employee who is enrolled on the active, regular payroll of the Employer, who is not a non-resident alien, who is not a leased employee and who is not covered under a collective bargaining agreement where retirement benefits were the subject of good faith bargaining, which does not provide for retirement benefits under this Plan



2. Effective for Employees hired on or after January 1, 1995, Section 7.1 VESTING shall be replaced in its entirety by the following:

                VESTING

          a)   Tax-Deferred Account and Rollover Account

          Each Participant shall have a 100% vested, nonforfeitable right to his or her Tax-deferred Account and Rollover Account

          b)   Incentive Account

          Each Participant shall earn a vested, nonforfeitable right to his or her Incentive Account based on his or her service during which salary deferral contributions were made to the Plan on behalf of the Participant multiplied by the appropriate vesting percentage in accordance with the following table:

                   Years of Service            Percent Vested
                   ----------------            --------------
             Less than 3                     0%
             3 or more                            100%

          In addition, each Participant shall have a 100% vested, nonforfeitable right to his or her Incentive Account upon death, becoming Disabled or the attainment of age 591/2, provided he or she is an Employee on such date.

          c)   Discretionary Contribution Account

          Each time the Employer makes a discretionary contribution to the Plan, the Employer shall designate in the Appendix which describes the discretionary contribution that it shall be immediately 100% vested or bested in the same manner as the Incentive Account pursuant to subparagraph (b).




FOR DATA I/O CORPORATION                FOR THE TRUSTEES


 /s/William C. Erxleben                 /s/W. Hunter Simpson
---------------------------             -----------------------------------
President

                                        /s/Milton F. Zeutschel
                                        -----------------------------------


 /s/Steven M. Gordon                    /s/Donald R. Stenquist
---------------------------             -----------------------------------
Witness


                                        -----------------------------------




--------------------------------------------------------------------------------