Form 10-Q
period 1997-03-27
DATA I/O CORP
filed 1997-05-12
CIK 351998

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



         For the quarter ended MARCH 27, 1997     Commission File No. 0-10394



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



     6,838,090 shares of no par value Common Stock outstanding as of May 5, 1997


                                     Page 1 of 16
                               Exhibit Index on Page 15

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 DATA I/O CORPORATION

                                      FORM 10-Q
                         FOR THE QUARTER ENDED MARCH 27, 1997

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

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                 DATA I/O CORPORATION

                             CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                      Mar. 27,       Dec. 26,
                                                        1997           1996
--------------------------------------------------------------------------------
 (in thousands, except share data)                  (unaudited)       (note 1)
 ASSETS
 CURRENT ASSETS:
   Cash and cash equivalents                           $ 5,242         $4,048
   Trade accounts receivable, less allowance
       for doubtful accounts of $351 and $362           11,446          9,796
   Inventories                                           7,600          8,260
   Recoverable income taxes                                597            474
   Deferred income taxes                                   750            762
   Other current assets                                    802            997
                                                      --------       --------
       TOTAL CURRENT ASSETS                             26,437         24,337

 Land held for sale                                      2,455          2,437
 Property, plant and equipment - net                     9,153          9,430
 Other assets                                            2,780          3,115
                                                      --------       --------
       TOTAL ASSETS                                    $40,825        $39,319
                                                      --------       --------
                                                      --------       --------

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable                                   $  1,898       $  1,906
   Accrued compensation                                  3,120          2,587
   Deferred revenue                                      5,699          5,494
   Other accrued liabilities                             3,322          3,102
   Accrued costs of business restructuring                 144            312
   Income taxes payable                                    626            777
   Notes payable                                         2,002            105
                                                      --------       --------
       TOTAL CURRENT LIABILITIES                        16,811         14,283

 LONG TERM DEBT                                                         1,500
 LONG TERM OTHER PAYABLES                                  518            503
 DEFERRED INCOME TAXES                                     642            474

 STOCKHOLDERS' EQUITY:
   Preferred stock -
       Authorized, 5,000,000 shares, including
          200,000 shares of Series A Junior
            Participating
       Issued and outstanding, none
   Common stock, at stated value -
       Authorized, 30,000,000 shares
       Issued and outstanding, 6,835,965
       and 6,777,720 shares, respectively               15,529         15,247
   Retained earnings                                     6,894          6,845
   Currency translation adjustments                        431            467
                                                      --------       --------
       TOTAL STOCKHOLDERS' EQUITY                       22,854         22,559

                                                      --------       --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $40,825        $39,319
                                                      --------       --------
                                                      --------       --------

See notes to consolidated financial statements

                                 DATA I/O CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)




--------------------------------------------------------------------------------
                                                       Mar. 27,       Mar. 28,
 FOR THE QUARTERS ENDED                                 1997           1996
--------------------------------------------------------------------------------
(in thousands, except per share data)



 Net sales                                             $15,075        $15,656
 Cost of goods sold                                      7,577          8,105
                                                       -------        -------
   Gross margin                                          7,498          7,551

 Operating expenses:
   Research and development                              2,880          2,465
   Selling, general and administrative                   4,562          5,014
                                                       -------        -------
       Total operating expenses                          7,442          7,479

                                                       -------        -------
       Operating income                                     56             72

 Non-operating income (expense):
   Interest income                                          60             63
   Interest expense                                        (51)           (54)
   Foreign currency exchange                                15              2
                                                       -------        -------
       Total non-operating income (expense)                 24             11

                                                       -------        -------
 Income before taxes                                        80             83

 Income tax expense                                         32             21
                                                       -------        -------
 Net income                                                $48            $62
                                                       -------        -------
                                                       -------        -------

 Earnings per share:
   Net income                                            $0.01          $0.01
                                                       -------        -------
                                                       -------        -------

 Weighted average shares outstanding                     6,914          7,325
                                                       -------        -------
                                                       -------        -------


 See notes to consolidated financial statements.

                                 DATA I/O CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)


--------------------------------------------------------------------------------
                                                        Mar. 27,        Mar. 28,
                                                          1997           1996
--------------------------------------------------------------------------------
 (in thousands)
 OPERATING ACTIVITIES:
   Net income                                              $48            $62
   Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
       Depreciation and amortization                       901          1,018
       Deferred income taxes and tax refunds               (78)          (480)
       Deferred revenue                                    205             75
       Changes in current items other
       than cash and cash equivalents:
          Trade accounts receivable                     (1,648)         2,040
          Inventories                                      660           (772)
          Other current assets                             194             63
          Accounts payable and accrued liabilities         747           (213)
          Business restructure                            (169)          (419)
                                                       -------        -------
   Net cash provided by operating activities               860          1,374

 INVESTING ACTIVITIES:
   Additions to property, plant and equipment             (345)          (629)
                                                       -------        -------
       Cash used for investing activities                 (345)          (629)

 FINANCING ACTIVITIES:
   Additions to (repayment of) notes payable               397             (4)
   Sale of common stock                                    178            154
   Repurchase of common stock                                          (1,433)
   Proceeds from exercise of stock options                 103            317
                                                       -------        -------
       Cash provided by (used for) financing
         activities                                        678           (966)

                                                       -------        -------
 Increase (decrease) in cash and cash equivalents        1,193           (221)

 Effects of exchange rate changes on cash                    1             (2)
 Cash and cash equivalents - Beginning of quarter        4,048          4,496

                                                       -------        -------
 Cash and cash equivalents - End of quarter             $5,242         $4,273
                                                       -------        -------
                                                       -------        -------


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
   Interest                                                $58            $16
   Income taxes                                            $83           $434


 See notes to consolidated financial statements.

                                 DATA I/O CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

The financial statements as of March 27, 1997 and March 28, 1996, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 26, 1996 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended March 27, 1997 are not necessarily indicative of the results that may be expected for the year ending December 25, 1997. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 26, 1996.


NOTE 2 - CLASSIFICATIONS

Certain prior period's balances have been reclassified to conform to the presentation used in the current period.


NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                       Mar. 27,       Dec. 26,
                                        1997            1996
                                       -------        -------
         Raw material                  $3,999         $3,947
         Work-in-process                2,285          2,480
         Finished goods                 1,316          1,833
                                       -------        -------
                                       $7,600         $8,260
                                       -------        -------
                                       -------        -------


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                       Mar. 27,       Dec. 26,
                                          1997           1996
                                        -------        -------
         Land                            $  910         $  910
         Building and improvements        7,608          7,605
         Equipment                       21,470         21,554
                                        -------        -------
                                         29,988         30,069
         Less accumulated depreciation   20,835         20,639
                                        -------        -------
                                         $9,153         $9,430
                                        -------        -------
                                        -------        -------


NOTE 5 - ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the first quarter of 1997 differed from the statutory 34% tax rate primarily due to the Company's inability to record a benefit for foreign tax credits and a change in the tax valuation reserves. The valuation allowance for deferred tax assets decreased by approximately $180,000 during the first quarter to approximately $3.4 million.

NOTE 6 - IMPACT OF RECENTLY ISSUED ACOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted after December 15, 1997. At that time the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of this change on primary and fully diluted earning per share for the quarters ended March 27, 1997 and March 28, 1996 is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


SHARE REPURCHASE PROGRAM

The Company announced on October 27, 1995 a share repurchase program which authorized the Company to repurchase up to 7.5% (approximately 570,000 shares) of its outstanding shares of common stock. On February 21, 1996 the Company announced an extension of the share repurchase program. The extension authorized the Company to repurchase up to an additional 8% (approximately 570,000 shares) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Purchases may commence or be discontinued at any time. No repurchases were made during the quarter ending March 27, 1997. Cumulatively, the Company has repurchased 1,015,700 shares at a total cost of approximately $7.1 million.

SALE OF HEADQUARTERS PROPERTY

The Company announced on July 18, 1996 that it had reached an agreement to sell the land and building comprising its Redmond, Washington headquarters campus to a major real estate company. The transaction would include a leaseback of the building by Data I/O for ten years with options for an additional ten years. Data I/O's corporate headquarters campus includes the Company's 96,000 square foot building and approximately 79 acres of land. The Company had been marketing a portion of the land on its headquarters campus for the past five years and in 1995 decided to market the building to enhance the value of the entire property.

Closing is scheduled for approximately May 9, 1997. As closing of the sale is subject to a number of conditions and government approvals, there can be no assurance that the sale will be consummated. If consummated, this sale for approximately $13.8 million is expected to result in a pre-tax gain of approximately $5.5 million. Approximately $2 million of this gain would be recognized upon the closing of the sale, with the balance amortized over the initial ten-year lease term. The Company expects to realize approximately $12.0 million in cash after payment of transaction fees and income taxes.

FORWARD-LOOKING STATEMENTS

Although most of the information contained in this report is historical, certain of the statements contain forward-looking statements. To the extent these statements express or imply, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items, backlog, forecasts of demand or market trends for the Company's various product categories and for the industries in which the Company operates or any other guidance on future periods, these statements are forward-looking and involve matters which are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Readers of this report should consider, along with other relevant information, the risk factors identified by the Company under the caption "Risk Factors" in Item 1 and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 26, 1996, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

RESULTS OF OPERATIONS


NET SALES
-------------------------------------------------------------------------------

                                                       First Quarter
                                           ------------------------------------
 Net sales by division (in thousands)       1997           1996      % Change
-------------------------------------------------------------------------------
 Programming Systems Division:
  Non-automated programming systems (1)    $7,950          $8,212      (3.19%)
  Automated programming systems             3,917           4,606     (14.96%)
                                           ------------------------------------
 Total Programming Systems Division        11,867          12,818       (7.4%)
 Synario Design Automation Division (1)     1,923           1,807        6.4%
 Semiconductor Equip. Div. (Reel-Tech)      1,285           1,031       24.6%
                                           ------------------------------------
 Net sales                                $15,075         $15,656       (3.7%)
                                           ------------------------------------



                                                        First Quarter
                                           ------------------------------------
 Net sales by location  (in thousands)       1997            1996     % Change
-------------------------------------------------------------------------------
United States                             $7,475          $8,075        (7.4%)
  % of total                                49.6%           51.6%
International                             $7,600          $7,581         0.3%
  % of total                                50.4%           48.4%
-------------------------------------------------------------------------------

(1) Prior year's figures have been reclassified for comparability.


Orders in the first quarter of 1997 increased approximately 12% to $16.7 million, compared with $14.9 million for the same period in 1996. Backlog grew by approximately $800,000 during the quarter to approximately $5 million at March 27, 1997.

The Company believes the decline in overall Programming Systems Division sales was primarily due to a slowdown in capital spending by electronics manufacturing companies in the United States and Europe which reduced the demand for the Division's products. The Company believes that the economic slowdown in capital spending for electronics manufacturing equipment has bottomed out and is beginning to turn upward. The Company believes that increased competition, in areas where new Data I/O product introductions are not scheduled to occur until later in 1997, or where products are nearing the end of their product life cycles, is also affecting sales. The Company's current expectations are that these new products will not be available in production quantities until the second half of 1997 and early 1998. In addition, the Company believes the declines in non-automated programming systems also reflect the continuing market shift away from the Company's traditional line of higher-priced IC programmers for the engineering market, toward lower-priced programmers. As a result, the Company believes that until its new products are released and shipping in production quantities, overall demand for its programming systems will continue to be weak.

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

However, the Company believes that recent changes in programmable IC technology, such as increasingly complex logic ICs lower voltage requirements and higher pin counts, and the increasing need for higher quality and high volume programming by users of programmable ICs means that there is a significant market need for more sophisticated programmers with new programming technology and automated programming systems. The Company currently has development projects underway for new programmer and automation technology to address the needs created by these technology changes. The first of these products, the ProMaster 970, a fine pitch automated programming system was introduced at the Nepcon trade show in February.

The Company's Semiconductor Equipment products, acquired as part of the Reel-Tech acquisition, experienced strong demand with orders increasing 188% during the first quarter of 1997 compared with the same period in 1996. The Company believes the market for semiconductor equipment, after experiencing several quarters of a slow down in capital spending, has turned around. The Company believes this favorable market condition is continuing; however due to the cyclical nature of demand for ICs, the activities of competitors and other factors, there can be no assurance that strong demand for this equipment will continue.

The increase in international sales was partially offset by the negative translation impact of foreign currency exchange rate changes due primarily to the strengthening of the U.S. Dollar versus the Japanese Yen and the German Mark. These changes reduced translated sales by approximately $285,000 during the first quarter of 1997 compared to 1996.


GROSS MARGIN

 (in thousands)                    First Quarter         First Quarter
                                        1997     Change     1996
--------------------------------------------------------------------------------
 Gross Margin                          $7,498    (0.7%)    $7,551
 Percentage of net sales               49.7%               48.2%
--------------------------------------------------------------------------------


Gross margin declined slightly while gross margin as a percentage of net sales for the first quarter of 1997 increased compared to the first quarter of 1996 primarily due to the decreased sales volume being partially offset by savings from the closure of a facility in the United Kingdom.


RESEARCH AND DEVELOPMENT


 (in thousands)                    First Quarter         First Quarter
                                       1997      Change    1996
--------------------------------------------------------------------------------
 Research and development              $2,880    16.8%     $2,465
 Percentage of net sales               19.1%               15.7%
--------------------------------------------------------------------------------


The increase in research and development spending compared to the first quarter of 1996 is primarily due to increased personnel and product development costs, related to the Company's continued aggressive investment in new technology. The Company expects to continue its significant investment in research and development activities during 1997 in preparation for the new product releases.

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

SELLING, GENERAL AND ADMINISTRATIVE


 (in thousands)                    First Quarter         First Quarter
                                        1997     Change     1996
--------------------------------------------------------------------------------
 Selling, general & administrative     $4,562    (9.0%)    $5,014
 Percentage of net sales               30.3%               32.0%
--------------------------------------------------------------------------------


The decrease in selling, general and administrative expenditures in the first quarter of 1997 is due primarily to lower sales commissions due to the lower volume of sales during the quarter and the Company's cost control efforts during the first quarter. In addition, the increased value of the U.S. Dollar versus the Japanese Yen and German Mark also contributed to the decrease in translated expenditures during the quarter.


INTEREST


 (in thousands)                   First Quarter          First Quarter
                                       1997      Change    1996
--------------------------------------------------------------------------------
 Interest income                       $60       (4.8%)    $63
 Interest expense                      $51       (5.6%)    $54
--------------------------------------------------------------------------------


INCOME TAXES


 (in thousands)                   First Quarter          First Quarter
                                       1997      Change    1996
--------------------------------------------------------------------------------
 Income taxes                           $32      52.4%      $21
 Effective tax rate                    40.0%               25.3%
--------------------------------------------------------------------------------


The Company's effective tax rate for the first quarter of 1997 differed from the statutory 34% tax rate primarily due to the Company's inability to record a benefit for foreign tax credits and a change in the tax valuation reserves. Tax valuation reserves decreased by approximately $180,000 during the quarter. The Company has valuation reserves of $3.4 million that may reverse as the Company records income. The Company believes the potential reversal of these valuation reserves, if the company is profitable, may substantially reduce its effective tax rate from the statutory rate during the balance of 1997.


NET INCOME AND EARNINGS PER SHARE


 (in thousands)                   First Quarter          First Quarter
                                       1997      Change    1996
--------------------------------------------------------------------------------
 Net income                             $48      (22.6%)    $62
 Earnings per share                    $0.01               $0.01
--------------------------------------------------------------------------------


Net income was relatively unchanged compared to the first quarter of 1996 as the decrease in net sales was offset by improvements in the gross margin and the increase in research and development spending was offset by decreases in selling, general and administrative expenses.

INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Historically, the Company has been able to offset the impact of inflation through efficiency increases and price adjustments. Increasing price competition, especially in IC programmers, is currently diminishing and may continue to diminish the Company's ability to offset the impacts of inflation in the future.

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary's local currency and translated into U.S. dollar amounts at average rates of exchange during the year. To date the foreign currency rate changes have not significantly impacted the Company's profitability. This is because approximately 20% of the Company's sales are made by foreign subsidiaries and independent currency fluctuations tend to minimize the translation effect of any individual currency exchange fluctuations, and the effect of individual rate changes on sales and expenses tend to offset each other. Additionally, the Company hedges its foreign currency exposure on the sales of inventory and certain loans to its foreign subsidiaries through the use of foreign exchange contracts.


FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

                                       March 27,           Dec. 26,
 (in thousands)                         1997     Change     1996
--------------------------------------------------------------------------------
 Working capital                       $9,626    ($428)    $10,054
 Total debt                            $2,002     $397      $1,605
--------------------------------------------------------------------------------


Working capital decreased during the first quarter of 1997 primarily due to the reclassification of a $1.5 million note payable from long term to short term. This decrease was partially offset by funds provided by operations.

The Company's trade accounts receivable increased by approximately $1.7 million during the first quarter. This increase was primarily due to the timing of sales volume during the first quarter of 1997. The Company decreased its inventory level by approximately $660,000 during the first quarter. This decrease was primarily due to a continuing effort to reduce inventories in response to lower sales volume. The Company's accrued expenses increased primarily due to the timing of payroll payment.

As of March 27, 1997, the Company had total debt of $2 million or approximately 9% of its $23 million in equity. Of this debt, $1.5 million is a note payable due in 1998 for the balance of the purchase price of the CAD/CAM Group. The remaining $500,000 is current debt, consisting entirely of borrowings on the Company's $1.3 million foreign line of credit. No borrowings were outstanding under the Company's $8.0 million U.S. line of credit.

The U.S. line of credit matures May 31, 1997. The foreign line of credit matures in November 1997. Historically, these credit lines have been structured as short-term and have been renewed on their maturity dates. The Company currently expects to be able to renew these lines of credit on maturity under substantially the same terms as those presently in place.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1997 will be approximately $1.5 million. Such expenditures are currently expected to be funded from internally generated funds and, if necessary, borrowings under the Company's existing credit lines. Although the Company fully expects that such expenditures will be made, it has purchase commitments for only a small portion of this amount.

At March 27, 1997, the Company's material short-term unused sources of liquidity consisted of approximately $5.2 million in cash and cash equivalents, available borrowings of $8.0 million under its U.S. line of credit and available borrowings of approximately $800,000 under its foreign line of credit. The Company believes that cash, cash flow from operations and borrowings available under its U.S. and foreign lines of credit will be sufficient to fund working capital needs, service existing debt, finance planned capital expenditures, fund the Company's share repurchase program, fund its remaining restructure accrued liabilities, and fund the Reel-Tech contingent payment obligations. In addition, if the Company is successful in selling its property held for sale, additional capital will be available.

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



                                               DATA I/O CORPORATION
                                                   (REGISTRANT)
DATED:   May 7, 1996



                                              By:/s/Alan J. Beauchamp
                                                 Alan J. Beauchamp
                                                   Vice President
                                              Finance and Administration
                                               Chief Financial Officer
                                               Secretary and Treasurer

                                    EXHIBIT INDEX



EXHIBIT NUMBER               TITLE                              PAGE NUMBER
---------------    ----------------------------------------     -----------


    11             Statement Regarding Computation of                16
                   Earnings per Share