Form 10-Q
period 1997-06-26
DATA I/O CORP
filed 1997-08-11
CIK 351998

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarter ended JUNE 26, 1997     Commission File No. 0-10394



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

     6,942,444 shares of no par value Common Stock outstanding as of August 5, 1997

                                 Page 1 of 16
                           Exhibit Index on Page 15
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             DATA I/O CORPORATION

                                  FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 26, 1997

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

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                             DATA I/O CORPORATION

                          CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------
                                                    June 26,     Dec. 26,
                                                      1997        1996
-------------------------------------------------------------------------------
(in thousands, except share data)                  (Unaudited)   (note 1)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                         $ 4,664       $ 4,048
   Short-Term Investments                             15,553             0
   Trade accounts receivable, less allowance
        for doubtful accounts of $393 and $362        10,200         9,796
   Inventories                                         7,198         8,260
   Recoverable income taxes                              597           474
   Deferred income taxes                                 750           762
   Other current assets                                1,089           997
                                                   ----------     ----------
        TOTAL CURRENT ASSETS                          40,051        24,337

Land held for sale                                         0         2,437
Property, plant and equipment - net                    4,073         9,430
Other assets                                           2,480         3,115
Deferred income taxes                                    351             0
                                                   ----------     ----------
        TOTAL ASSETS                                 $46,955       $39,319
                                                   ----------     ----------
                                                   ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                  $ 2,805       $ 1,906
   Accrued compensation                                3,690         2,587
   Deferred revenue                                    5,244         5,494
   Other accrued liabilities                           3,105         3,102
   Accrued costs of business restructuring               108           312
   Income taxes payable                                1,565           777
   Notes payable                                       2,132           105
                                                   ----------     ----------
        TOTAL CURRENT LIABILITIES                     18,649        14,283

LONG TERM DEBT                                             0         1,500
LONG TERM OTHER PAYABLES                                 533           503
DEFERRED INCOME TAXES                                      0           474
DEFERRED GAIN ON SALE OF PROPERTY                      3,248             0

STOCKHOLDERS' EQUITY:
   Preferred stock -
        Authorized, 5,000,000 shares,
           including 200,000 shares of Series
           A Junior Participating
        Issued and outstanding, none
   Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 6,903,965
        and 6,777,720 shares, respectively            15,813        15,247
   Retained earnings                                   8,272         6,845
   Currency translation adjustments                      440           467
                                                   ----------     ----------
        TOTAL STOCKHOLDERS' EQUITY                    24,525        22,559
                                                   ----------     ----------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $46,955       $39,319
                                                   ----------     ----------
                                                   ----------     ----------

See notes to consolidated financial statements.

                             DATA I/O CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                              Quarter Ended            Six Months Ended
------------------------------------------------------------------------------------------
                                            June 26,     June 27,     June 26,   June 27,
                                             1997         1996         1997       1996
------------------------------------------------------------------------------------------
(in thousands, except per share data)
Net sales                                   $15,001      $15,308      $30,076    $30,964
Cost of goods sold                            7,808        7,725       15,385     15,830
                                            -------      -------      -------    -------
   Gross margin                               7,193        7,583       14,691     15,134

Operating expenses:
   Research and development                   2,831        2,660        5,711      5,126
   Selling, general and administrative        5,342        5,379        9,904     10,392
                                            -------      -------      -------    -------
        Total operating expenses              8,173        8,039       15,615     15,518

                                            -------      -------      -------    -------
        Operating loss                         (980)        (456)        (924)      (384)

Non-operating income (expense):
   Interest income                              138           38          198        101
   Interest expense                             (58)         (80)        (109)      (134)
   Foreign currency exchange                    (29)          (5)         (14)        (3)
   Gain on sale of property                   2,347                     2,347
                                            -------      -------      -------    -------
       Total non-operating income (expense)   2,398          (47)       2,422        (36)
                                            -------      -------      -------    -------

Income (loss) before taxes                    1,418         (503)       1,498       (420)

Income tax expense                               40          203           72        224
                                            -------      -------      -------    -------
Net income (loss)                           $ 1,378        ($706)      $1,426      ($644)
                                            -------      -------      -------    -------
                                            -------      -------      -------    -------

Earnings per share:
   Net income (loss)                          $0.20       ($0.10)       $0.20     ($0.09)
                                            -------      -------      -------    -------
                                            -------      -------      -------    -------

Weighted average shares outstanding           7,018        6,827        6,966      6,940
                                            -------      -------      -------    -------
                                            -------      -------      -------    -------

See notes to consolidated financial statements.

                            DATA I/O CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

--------------------------------------------------------------------------------
For the six months ended:                              June 26,      June 27,
                                                         1997          1996
--------------------------------------------------------------------------------
(in thousands)

OPERATING ACTIVITIES:
   Net income (loss)                                      1,426        ($644)
   Adjustments to reconcile income
   to net cash provided by operating activities:
        Depreciation and amortization                     1,777        2,046
        Deferred income taxes and tax refunds              (120)        (408)
        Deferred revenue                                   (250)         290
        Gain on sale of property                         (2,347)
        Changes in current items other
        than cash and cash equivalents:
             Trade accounts receivable                     (395)       1,315
             Inventories                                  1,061       (1,258)
             Other current assets                           (91)         244
             Accounts payable and accrued liabilities      2008         (126)
             Business restructure accrual                  (204)        (514)
                                                        --------      --------
   Cash provided by operating activities                  2,865          945

INVESTING ACTIVITIES:
   Additions to property, plant and equipment            (1,176)      (1,296)
     Net proceeds on sale of property                    13,380
     Purchase of short-term investments                 (15,553)
                                                        --------      --------
       Cash used for investing activities                (3,349)      (1,296)

FINANCING ACTIVITIES:
   Additions to/(repayment of) notes payable                531          172
   Sale of common stock                                     179          154
   Repurchase of common stock                                (3)      (2,930)
   Proceeds from exercise of stock options                  390          397
                                                        --------      --------
        Cash provided by/(used for) financing activities  1,097       (2,207)

                                                        --------      --------
Increase (decrease) in cash and cash equivalents            613       (2,558)

Effects of exchange rate changes on cash                      3          (12)
Cash and cash equivalents - Beginning of period           4,048        4,496

                                                        --------      --------
Cash and cash equivalents - End of period                $4,664       $1,926
                                                        --------      --------
                                                        --------      --------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
   Interest                                              $   92       $   34
   Income taxes                                            $143         $477

See notes to consolidated financial statements.

                             DATA I/O CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

The financial statements as of June 26, 1997 and June 27, 1996, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 26, 1996 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter and six months ended June 26, 1997 are not necessarily indicative of the results that may be expected for the year ending December 25, 1997. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes as well as management's discussion and analysis included in the Company's Form 10-K for the year ended December 26, 1996.

NOTE 2 - CLASSIFICATIONS

Certain prior period's balances have been reclassified to conform to the presentation used in the current period.

NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                        June 26    June 27,
                                          1997      1996
                                        -------    --------
                        Raw material     $3,709    $5,134
                        Work-in-process   2,348     2,694
                        Finished goods    1,141     1,969
                                        -------    --------
                                         $7,198    $9,797
                                        -------    --------
                                        -------    --------

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                        June 26    June 27,
                                          1997       1996
                                        -------    --------
          Land                          $     0    $   910
          Building and improvements         141      7,554
          Equipment                      21,949     22,386
                                        -------    --------
                                         22,090     30,850
          Less accumulated depreciation  18,017     20,685
                                        -------    --------
                                        $ 4,073    $10,165
                                        -------    --------
                                        -------    --------

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

The Company was able to reverse deferred tax asset valuation allowances due to the Company's profit generated in the current period which allows the recognition of the benefit of future reversing temporary differences. The valuation allowance for deferred tax assets decreased by approximately $875,000 during the second quarter and approximately $1.1 million for the first six months of 1997 to $2.5 million as of June 26, 1997.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

General

SHARE REPURCHASE PROGRAM

The Company announced on October 27, 1995 a share repurchase program which authorized the Company to repurchase up to 7.5% (approximately 570,000 shares) of its outstanding shares of common stock. On February 21, 1996 and May 13, 1997 the Company announced an extension of the share repurchase program which authorized the Company to repurchase up to an additional 8% (approximately 570,000 shares) and approximately 14.5% (up to 1,000,000 shares) respectively of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Purchases may commence or be discontinued at any time. As of June 26, 1997, the Company had repurchased 1,016,200 shares at a total cost of approximately $7.1 million.

SALE OF HEADQUARTERS PROPERTY

On May 13, 1997 the Company announced the completion of the sale of land and building comprising its Redmond, Wash., corporate headquarters and excess land that had been held for resale for approximately $13.8 million. The sale includes a 10 year lease-back of the building to the Company, with an option to renew the lease for an additional 10 years. The Company realized approximately $12 million in cash after payment of transaction fees and taxes. The sale resulted an overall pre-tax gain of approximately $5.6 million, and of this approximately $2.3 million related to the excess land was recognized in the second quarter of 1997. The remainder will be amortized over the life of the lease.

FORWARD-LOOKING STATEMENTS

Although most of the information contained in this report is historical, certain statements contain forward-looking information. To the extent these statements express or imply, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items, sell-through or backlog, forecasts of demand or market trends for the Company's various product categories and for the industries in which the Company operates or any other guidance on future periods, these statements are forward-looking and involve matters which are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements. Readers of this report should consider, along with other relevant information, the risk factors identified by the Company under the caption "Risk Factors" in Item 1 and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 26, 1996, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications.

RESULTS OF OPERATIONS

NET SALES
----------------------------------------------------------------------------------------------------
                                               Second Quarter                  First Six Months
                                       -----------------------------   -----------------------------
Net sales by division (in thousands)     1997      1996    % Change      1997      1996    % Change
------------------------------------   --------  --------  --------    --------  --------  --------
Programming Systems Division:
  Non-automated programming systems     $ 7,125    $8,579    (16.9%)    $15,076   $16,792   (10.2%)
  Automated programming systems           4,273     4,152      2.9%       8,189     8,757    (6.5%)
                                       --------  --------  --------    --------  --------  --------
Total Programming Systems Division       11,398    12,731    (10.5%)     23,265    25,549    (8.9%)
Synario Design Automation Division        1,529     1,522      0.5%       3,452     3,330     3.7%
Semiconductor Equip. Div. (Reel-Tech)     2,074     1,055     96.6%       3,359     2,085    61.1%
                                       --------  --------  --------    --------  --------  --------
Net sales                               $15,001   $15,308     (2.0%)    $30,076   $30,964    (2.9%)
                                       --------  --------  --------    --------  --------  --------

                                               Second Quarter                  First Six Months
                                       -----------------------------   -----------------------------
Net sales by location (in thousands)     1997      1996    % Change      1997      1996    % Change
------------------------------------   --------  --------  --------    --------  --------  --------
United States                           $7,624    $6,723     13.4%     $15,099   $14,798     2.0%
   % of total                             50.8%     43.9%                 50.2%     47.8%
International                           $7,377    $8,585    (14.1%)    $14,977   $16,166    (7.4%)
   % of total                             49.2%     56.1%                 49.8%     52.2%


----------------------------------------------------------------------------------------------------

The Company experienced a decline in revenues in the second quarter of 1997 of approximately 2% to $15.0 million compared with $15.3 million in the second quarter of 1996. Orders increased approximately 2% to $14.5 million compared with $14.2 million in the same period of 1996.

The Company believes that the decline in revenues for the Programming Systems Division is due primarily to delays in new product introductions by the Company. The Company believes that increased competition in the areas where new Data I/O product introductions are not scheduled to occur until the later half of 1997, or where products are nearing the end of their product life cycles, is also adversely affecting sales. The Company's continued expectation is that these new products will not be available in production quantities until late in the second half of 1997 and early 1998. In addition, the Company believes the declines in non-automated programming systems also reflect the continuing market shift away from the Company's traditional line of higher-price IC programmers for the engineering market, toward lower-price programmers. As a result, the Company believes that until its new products are released and shipping in production quantities, overall demand for its programming systems will continue to be weak. The Company released four new low-cost programming products late in the second quarter, consisting of the ChipWriter-TM-, the ChipWriter-TM- Portable, the ChipWriter-TM-Gang and the LabSite-TM- Programming System.

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

However, the Company believes that recent changes in programmable IC technology, such as increasingly complex logic ICs, lower voltage requirements and higher pin counts, and the increasing need for higher quality and high-volume programming by users of programmable ICs means that there is a significant market need for more sophisticated programmers with new programming technology and automated programming systems. The company currently has development projects underway for new programmer and automation technology to address the needs created by these technology changes. The first of these products, the ProMaster 970, a fine pitch automated programming system, was introduced at the Nepcon trade show in February.

The Company's Semiconductor Equipment Division products, acquired as part of the Reel-Tech acquisition, continued to experience strong demand, and partially offset the decline in revenue for programming systems products. Semiconductor Equipment Division revenues showed a strong 97% growth compared to the second quarter of 1996. The Company believes the market for semiconductor equipment, after experiencing several quarters of a slow down in capital spending in 1996, has turned around. The Company believes this favorable market condition is continuing; however due to the cyclical nature of demand for ICs, the activities of competitors and other factors, there can be no assurance that strong demand for this equipment will continue. The Company introduced its new high throughput TR4000 Tape and Reel System at the Semicon West trade show in July in San Jose which is scheduled for shipment in the fourth quarter.

Synario division sales were flat compared with the same quarter in the prior year as it made major changes in its U.S. sales channels and competition increased from low-priced semiconductor company software.

GROSS MARGIN

                                  Second Quarter             First Six Months
                               ---------------------     -----------------------
(in thousands)                   1997        1996          1997           1996
--------------------------------------------------------------------------------
 Gross margin                   $7,193        $7,583       $14,691      $15,134
 Percentage of net sales          48.0%         49.5%         48.8%        48.9%
--------------------------------------------------------------------------------

Gross margin declined slightly in amount and as a percentage of net sales for the second quarter and first six months of 1997 as compared to the prior year due primarily to lower sales volumes and lower product margins. Contributing to the decline of gross margin was strengthening of the U.S. Dollar in relation to the Japanese Yen and the German Mark, in which approximately 18% of the company's sales were denominated.

RESEARCH AND DEVELOPMENT

                                  Second Quarter             First Six Months
                               ---------------------     -----------------------
(in thousands)                   1997        1996          1997           1996
--------------------------------------------------------------------------------
 Research and development        $2,831      $2,660        $5,711        $5,126
 Percentage of net sales           18.9%       17.4%         19.0%         16.6%
--------------------------------------------------------------------------------

The increase in research and development spending compared to the second quarter and the first six months of 1996 is primarily due to increased personnel and product development costs related to the Company's continued significant investment in new technology. The Company expects to continue its significant investment in research and development activities during the second half of 1997 in preparation for the anticipated new product releases

The Company believes it is essential to invest in research and development to support its existing products and to create new products as markets develop and technologies change. The Company is focusing its research and development efforts in its strategic growth markets, namely automated handling systems for the manufacturing environment, Windows-based EDA software design tools, lower-priced IC programmers and semiconductor equipment.

SELLING, GENERAL AND ADMINISTRATIVE

                                  Second Quarter             First Six Months
                               ---------------------     -----------------------
(in thousands)                   1997        1996          1997           1996
--------------------------------------------------------------------------------
 Selling, general and
   administrative                $5,342      $5,379        $9,904       $10,392
 Percentage of net sales           35.6%       35.1%         32.9%         33.6%
--------------------------------------------------------------------------------

Second quarter selling, general and administrative expenditures were relatively flat as compared to the same quarter in 1996. Information system year 2000 project charges of approximately $300,000 were included during the second quarter which was offset by lower sales commissions as a result of lower sales volume and continued cost control efforts during the second quarter and first six months of 1997. In addition, the increased value of the U.S. Dollar versus the Japanese Yen and German Mark also contributed to a decrease in translated expenditures during the second quarter and first six months of 1997.


INTEREST

                                  Second Quarter             First Six Months
                               ---------------------     -----------------------
(in thousands)                   1997        1996          1997           1996
--------------------------------------------------------------------------------
 Interest income                  $138         $38          $198           $101
 Interest expense                  $58         $80          $109           $134
--------------------------------------------------------------------------------

The increase in interest income is due primarily to increased funds available for investment, primarily as a result of the sale of the Company's headquarters property.

INCOME TAXES

                                  Second Quarter             First Six Months
                               ---------------------     -----------------------
(in thousands)                   1997        1996          1997           1996
--------------------------------------------------------------------------------
 Income taxes                     $40         $203           $72           $224
 Effective tax rate               2.8%         N/A           4.8%           N/A
--------------------------------------------------------------------------------

The Company's effective tax rate for the second quarter and the first six months of 1997 differed from the statutory 34% tax rate primarily due to reversing deferred tax valuation reserves. The valuation reserves decreased primarily due to the Company's having recorded profits. The Company has valuation reserves of $2.5 million that may increase should the Company experience losses or reverse as the Company records income.

NET INCOME AND EARNINGS PER SHARE

                                  Second Quarter             First Six Months
                               ---------------------     -----------------------
(in thousands)                   1997        1996          1997           1996
--------------------------------------------------------------------------------
 Net income (loss)              $1,378      ($706)        $1,426         ($644)
 Earnings per share              $0.20     ($0.10)         $0.20        ($0.09)
--------------------------------------------------------------------------------

Net Income for the second quarter includes a gain on the sale and leaseback of the corporate headquarters property of $2,347,000. Without the headquarters sale, the Company would have recorded a net loss of $969,000 or ($.14) per share.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)           June 26,                           Dec. 26,
                          1997             Change             1996
--------------------------------------------------------------------------------
 Working capital         $21,402          $11,348           $10,054
 Total debt               $2,132             $527            $1,605
--------------------------------------------------------------------------------

Working capital increased during the second quarter of 1997 primarily due to the funds received from the sale of the corporate headquarters property.

The Company's trade accounts receivable decreased by approximately $1.2 million during the second quarter. This decrease is due primarily to increased collection efforts and the timing of sales within the quarter. The company decreased its inventory level by approximately $402,000 during the second quarter. This decrease was primarily due to a continuing effort to align the level of inventory to the sales volume the Company is experiencing.


As of June 26, 1997, the Company had total debt of $2.1 million or approximately 9% of its $25 million in equity. Of this debt, $1.5 million is a note payable due in 1998 for the balance of the purchase price of the CAD/CAM Group. The remaining $600,000 is current debt, consisting entirely of borrowings on the Company's $1.4 million foreign line of credit. No borrowings were outstanding under the Company's $8.0 million U.S. line of credit.

The U.S. line of credit expires on May 31, 1998. The foreign line of credit expires in November 1997. Historically, these credit lines have been structured as short-term and have been renewed by their expiration dates. The Company currently expects to be able to renew these lines of credit before expiration under substantially the same terms as those presently in place.

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

At June 26, 1997, the Company's material short-term unused sources of liquidity consisted of approximately $20.2 million in cash, cash equivalents, and short-term investments, available borrowings of $8.0 million under its U.S. line of credit and available borrowings of approximately $800,000 under its foreign line of credit. The Company believes these sources of working capital will be sufficient to fund working capital needs, service existing debt, finance planned capital expenditures, fund the company's share repurchase program, and fund the Reel-Tech contingent payment obligations.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 13, 1997, there were present in person or by proxy the holders of 5,823,511 shares of the 6,835,965 shares of Common Stock of the Corporation. Following are the matters ratified and the voting results:

    (a) Election of a Board of Directors consisting of the following six (6) directors:

              Name             Votes For     Votes Withheld
              ----             ---------     --------------
         William C. Erxleben   5,273,816        548,660
         Keith L. Barnes       5,272,932        549,544
         Frances M. Conley     5,279,482        542,994
         Edward D. Lazowska    5,277,032        545,444
         Donald R. Stenquist   5,276,381        546,095
         Milton F. Zeutschel   5,276,847        545,629

    (b) Approval of an amendment to the Company's 1996 Employee Stock Option Plan whereby the number of shares of the Company's Common Stock reserved for issuance under the Plan was increased by 300,000 shares. Votes cast were 4,933,063 For, 762,987 Against, 79,057 Abstain and 48,404 Broker Non-votes.

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

                                           DATA I/O CORPORATION
                                              (REGISTRANT)
DATED:   August 8, 1997


                                           By: //S// Alan J. Beauchamp
                                               -----------------------
                                                  Alan J. Beauchamp
                                                   Vice President
                                             Finance and Administration
                                               Chief Financial Officer
                                               Secretary and Treasurer

                                 EXHIBIT INDEX

Exhibit Number                       Title                         Page Number
-------------- ------------------------------------------------     -----------
    11           Statement Regarding Computation of Earnings              16
                                  per Share