Form 10-Q
period 1997-09-25
DATA I/O CORP
filed 1997-11-10
CIK 351998

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



       For the quarter ended SEPTEMBER 25, 1997     Commission File No. 0-10394



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



          Registrant's telephone number, including area code (425) 881-6444


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



              6,977,036 shares of no par value Common Stock outstanding
                                as of November 4, 1997


                                     Page 1 of 16
                               Exhibit Index on Page 15
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 DATA I/O CORPORATION

                                      FORM 10-Q
                       FOR THE QUARTER ENDED SEPTEMBER 25, 1997

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

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS


                                 DATA I/O CORPORATION
                             CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
                                                          Sept. 25,   Dec. 26,
                                                             1997       1996
--------------------------------------------------------------------------------
(in thousands, except share data)                        (Unaudited)   (note 1)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                 $ 4,815    $ 4,048
  Short-Term Investments                                     14,776          0
  Trade accounts receivable,
    less allowance for doubtful
    accounts of $396 and $362                                13,013      9,796
  Inventories                                                 8,160      8,260
  Recoverable income taxes                                        0        474
  Deferred income taxes                                         910        762
  Other current assets                                        1,280        997
                                                            -------    -------
    TOTAL CURRENT ASSETS                                     42,954     24,337

Land held for sale                                                0      2,437
Property, plant and equipment - net                           3,835      9,430
Other assets                                                  2,745      3,115
                                                            -------    -------
    TOTAL ASSETS                                            $49,534    $39,319
                                                            -------    -------
                                                            -------    -------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                          $ 3,221    $ 1,906
  Accrued compensation                                        3,954      2,587
  Deferred revenue                                            5,071      5,494
  Other accrued liabilities                                   4,414      3,102
  Accrued costs of business restructuring                        91        312
  Income taxes payable                                        1,136        777
  Notes payable                                               2,121        105
                                                            -------    -------
    TOTAL CURRENT LIABILITIES                                20,008     14,283

LONG TERM DEBT                                                    0      1,500
LONG TERM OTHER PAYABLES                                        546        503
DEFERRED INCOME TAXES                                             0        474
DEFERRED GAIN ON SALE OF PROPERTY                             3,166          0

STOCKHOLDERS' EQUITY:
  Preferred stock -
    Authorized, 5,000,000 shares, including
       200,000 shares of Series A Junior Participating
    Issued and outstanding, none
  Common stock, at stated value -
    Authorized, 30,000,000 shares
    Issued and outstanding, 6,972,944
       and 6,777,720 shares, respectively                    16,106     15,247
  Retained earnings                                           9,256      6,845
  Currency translation adjustments                              452        467
                                                            -------    -------
    TOTAL STOCKHOLDERS' EQUITY                               25,814     22,559

                                                            -------    -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $49,534    $39,319
                                                            -------    -------
                                                            -------    -------
See notes to consolidated financial statements

                                 DATA I/O CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                     (UNAUDITED)


                                                    Quarter Ended                    Nine Months Ended

-------------------------------------------------------------------------------------------------------------
                                              Sept. 25,        Sept. 26,         Sept. 25,        Sept. 26,
                                                1997             1996              1997             1996
-------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Net sales                                     $16,696          $14,529           $46,772          $45,493
Cost of goods sold                              8,339            7,344            23,724           23,174
                                              -------          -------           -------          -------
  Gross margin                                  8,357            7,185            23,048           22,319

Operating expenses:
  Research and development                      2,760            2,815             8,471            7,941
  Selling, general and administrative           4,784            4,575            14,687           14,967
                                              -------          -------           -------          -------
    Total operating expenses                    7,544            7,390            23,158           22,908

                                              -------          -------           -------          -------
    Operating income (loss)                       813             (205)             (110)            (589)


Non-operating income (expense):
  Interest income                                 240               46               438              147
  Interest expense                                (55)             (61)             (164)            (194)
  Foreign currency exchange                       (13)              (1)              (27)              (5)
  Gain on sale of property                          0                0             2,347                0
                                              -------          -------           -------          -------
    Total non-operating income (expense)          172              (16)            2,594              (52)
                                              -------          -------           -------          -------

Income (loss) before taxes                        985             (221)            2,484             (641)

Income tax expense                                  1               37                74              261
                                              -------          -------           -------          -------
Net income (loss)                                $984            ($258)           $2,410            ($902)
                                              -------          -------           -------          -------
                                              -------          -------           -------          -------

Earnings per share:
  Net income (loss)                             $0.14           ($0.04)            $0.34           ($0.13)
                                              -------          -------           -------          -------
                                              -------          -------           -------          -------

Weighted average shares outstanding             7,186            6,773             7,039            6,884
                                              -------          -------           -------          -------
                                              -------          -------           -------          -------


See notes to consolidated financial statements.

                                 DATA I/O CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (UNAUDITED)

--------------------------------------------------------------------------------
For the nine months ended:                                 Sept. 25,   Sept. 26,
                                                             1997        1996
--------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
  Net income (loss)                                       $2,410        ($902)
  Adjustments to reconcile net income
  to net cash provided by operating activities:
    Depreciation and amortization                          2,608        3,031
    Deferred income taxes and tax refunds                   (329)        (443)
    Deferred revenue                                        (423)         154
    Gain on sale of property                              (2,347)           0
    Changes in current items other
    than cash and cash equivalents:
       Trade accounts receivable                          (3,186)       3,786
       Inventories                                           100         (503)
       Other current assets                                 (281)         361
       Accounts payable and accrued liabilities            4,005         (320)
       Business restructure                                 (221)        (564)
                                                          ------       ------
  Net cash provided by operating activities                2,336        4,600

INVESTING ACTIVITIES:
  Additions to property, plant and equipment              (1,468)      (1,899)
  Net proceeds on sale of property                        13,298            0
  Purchase of short-term investments                     (14,776)           0
      (Additions to)/Dispositions of other assets            (15)           0
                                                          ------       ------
    Cash used for investing activities                    (2,961)      (1,899)

FINANCING ACTIVITIES:
  Additions to/(repayment of) notes payable                  526           (9)
  Sale of common stock                                       345          154
  Repurchase of common stock                                  (3)      (3,026)
  Proceeds from exercise of stock options                    517          574
                                                          ------       ------
    Cash provided by/(used for) financing activities       1,385       (2,307)
                                                          ------       ------

Increase in cash and cash equivalents                        760          394

Effects of exchange rate changes on cash                       7          (13)
Cash and cash equivalents - Beginning of period            4,048        4,496

                                                          ------       ------
Cash and cash equivalents - End of period                 $4,815       $4,877
                                                          ------       ------
                                                          ------       ------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                  $124          $89
  Income taxes                                              $918         $517


See notes to consolidated financial statements.

                                 DATA I/O CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

The financial statements as of September 25, 1997 and September 26, 1996, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 26, 1996 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter and nine months ended September 25, 1997 are not necessarily indicative of the results that may be expected for the year ending December 25, 1997.
These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 26, 1996.


NOTE 2 - CLASSIFICATIONS

Certain prior period's balances have been reclassified to conform to the presentation used in the current period.


NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                            Sept. 25,             Dec. 26,
                                              1997                  1996
                                          ---------------       --------------
         Raw material                         $3,997                $3,947
         Work-in-process                       2,698                 2,480
         Finished goods                        1,465                 1,833
                                            --------              --------
                                              $8,160                $8,260
                                            --------              --------
                                            --------              --------


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                            Sept. 25,             Dec. 26,
                                              1997                  1996
                                          ---------------       --------------
         Land                                $     0               $   910
         Building and improvements               137                 7,605
         Equipment                            22,060                21,554
                                            --------              --------
                                              22,197                30,069
         Less accumulated depreciation        18,362                20,639
                                            --------              --------
                                             $ 3,835               $ 9,430
                                            --------              --------
                                            --------              --------

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

The Company's effective tax rate for the second quarter and the first six months of 1997 differed from the statutory 34% tax rate primarily due to reversing deferred tax valuation reserves. The valuation reserves decreased approximately $200,000 during the third quarter and $1.2 million for the first nine months of 1997 primarily due to the Company's having recorded profits. The Company has valuation reserves of $2.3 million that may increase should the Company experience losses or reverse as the Company records income.


NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 established standards for reporting comprehensive income in annual and interim financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 130 and 131 are effective for financial statements for fiscal years beginning after December 15, 1997. The Company believes adoption of SFAS 130 or 131 will have no material impact on the Company's consolidated results of operations, financial position or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

SHARE REPURCHASE PROGRAM

The Company announced on October 27, 1995 a share repurchase program which authorized the Company to repurchase up to 7.5% (approximately 570,000 shares) of its outstanding shares of common stock. On February 21, 1996 and May 13, 1997 the Company announced an extension of the share repurchase program which authorized the Company to repurchase up to an additional 8% (approximately 570,000 shares) and approximately 14.5% (up to 1,000,000 shares) respectively of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Purchases may commence or be discontinued at any time. As of September 25, 1997, the Company had repurchased 1,016,200 shares at a total cost of approximately $7.1 million.

SALE OF HEADQUARTERS PROPERTY

On May 13, 1997 the Company announced the completion of the sale of land and building comprising its Redmond, Wash., corporate headquarters and excess land that had been held for resale for approximately $13.8 million. The sale includes a 10 year lease-back of the building to the Company, with an option to renew the lease for an additional 10 years. The Company realized approximately $12 million in cash after payment of transaction fees and taxes. The sale resulted in an overall pre-tax gain of approximately $5.6 million, and of which approximately $2.3 million related to the excess land was recognized in the second quarter of 1997. The remainder will be amortized over the life of the lease.

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

RESULTS OF OPERATIONS


NET SALES
----------------------------------------------------------------------------------------------------------------------------

                                                       Third Quarter                              First Nine Months
                                          -------------------------------------         ------------------------------------
Net sales by division (in thousands)         1997           1996       % Change            1997          1996       % Change
---------------------------------------   -----------    ---------     --------         -----------   ---------     --------
Programming Systems Division:
  Non-automated programming systems           $7,550      $8,217        (8.1%)            $22,626     $25,009        (9.5%)
  Automated programming systems                4,212       3,310        27.3%              12,401      12,067         2.8%
                                          -----------    ---------     --------         -----------   ---------     --------
Total Programming Systems Division            11,762      11,527         2.0%              35,027      37,076        (5.5%)
Synario Design Automation Division             2,093       2,306        (9.2%)              5,545       5,637        (1.6%)
Semiconductor Equip. Div. (Reel-Tech)          2,841         696       308.2%               6,200       2,780       123.0%
                                          -----------    ---------     --------         -----------   ---------     --------
Net sales                                    $16,696     $14,529        14.9%             $46,772     $45,493         2.8%
                                          -----------    ---------     --------         -----------   ---------     --------
                                                       Third Quarter                              First Nine Months
                                          -------------------------------------         ------------------------------------
Net sales by location (in thousands)         1997           1996       % Change            1997          1996       % Change
---------------------------------------   -----------    ---------     --------         -----------   ---------     --------
United States                                 $8,496      $7,889         7.7%             $23,595     $22,687         4.0%
  % of total                                   50.9%       54.3%                            50.4%       49.9%
International                                 $8,200      $6,640        23.5%             $23,177     $22,806         1.6%
  % of total                                   49.1%       45.7%                            49.6%       50.1%

----------------------------------------------------------------------------------------------------------------------------


The increase in sales in the third quarter of 1997 compared to 1996 was due primarily to the increased revenues of the Company's Reel-Tech division, which offset the decline in sales of the Company's Electronic Design Automation (EDA) software products and the relatively flat sales of the Programming System Division.

Sales by the Reel-Tech Semiconductor Equipment Division increased to approximately $2.8 million for the third quarter of 1997, a 308% improvement over the comparable quarter in 1996. Sales for the Synario Design Automation Division were down 9% to $2.1 million compared to the same quarter in 1996 due to a decline in sales of older products which were partially offset by a 38% increase in Synario product sales. Sales from the Programming System Division's ProMaster line increased approximately 28% from the comparable quarter in 1996. Engineering programmer sales, however, remained under pressure awaiting new product introductions scheduled for 1998. Overall sales from the Programming Systems Division were up 2% from the third quarter of 1996.

The Company believes that sales for the Programming Systems Division will continue to experience pressure due primarily to delays in new product introductions by the Company. The Company believes that increased competition in the areas where new Data I/O product introductions are not scheduled to occur until late 1997 and 1998, or where products are nearing the end of their product life cycles, is also adversely affecting sales. The Company's expectation is that these new products will not be available in production quantities until late 1997 and 1998. In addition, the Company believes the declines in non-automated programming systems also reflect the continuing market shift away from the Company's traditional line of higher-price IC programmers for the engineering market, toward lower-price programmers. As a result, the Company believes that until its new products are released and shipping in production quantities, overall demand for its programming systems will continue to be flat. The Company believes that recent changes in programmable IC technology, such as increasingly complex logic ICs, lower voltage requirements and higher pin counts, and the increasing need for higher quality and high-volume programming by users of programmable ICs means that there is a significant market need for more sophisticated programmers with new programming technology and automated programming systems. The Company currently has development projects underway for new programmer and automation technology designed to address the needs created by these technology changes. In addition, the Company released four new low-cost programming products late in the second quarter, consisting of the ChipWriter-TM-, the ChipWriter-TM- Portable, the ChipWriter-TM- Gang and the LabSite-TM- Programming System.

GROSS MARGIN

                                 Third Quarter               First Nine Months
                                 -------------               -----------------
(in thousands)                1997           1996           1997          1996
--------------------------------------------------------------------------------
Gross Margin                $8,357         $7,185         23,048       $22,319
Percentage of net sales      50.1%           9.5%          49.3%         49.1%
--------------------------------------------------------------------------------


Gross margins have increased in amount and as a percentage of net sales for the third quarter and first nine months of 1997 as compared to the prior year as a result of increased volumes and manufacturing efficiencies.


RESEARCH AND DEVELOPMENT

                                 Third Quarter               First Nine Months
                                 -------------               -----------------
(in thousands)                1997           1996           1997          1996
--------------------------------------------------------------------------------
Research and development    $2,760         $2,815         $8,471        $7,941
Percentage of net sales      16.5%          19.4%          18.1%         17.5%
--------------------------------------------------------------------------------


The decrease in research and development spending compared to the third quarter of 1996 is due primarily to reduced R&D materials expense associated with the Company's programming systems projects. The higher R&D expense in the first nine months of 1997 as compared to the same period in 1996 is primarily due to increased personnel and product development costs related to the Company's continued significant investment in new technology. The Company expects to continue its significant investment in research and development activities for the remainder 1997 in preparation for the anticipated new product releases.


SELLING, GENERAL AND ADMINISTRATIVE

                                 Third Quarter               First Nine Months
                                 -------------               -----------------
(in thousands)                1997           1996           1997          1996
--------------------------------------------------------------------------------

Selling, general &
  administrative            $4,783         $4,575        $14,687       $14,967
Percentage of net sales      28.7%          31.5%          31.4%         32.9%
--------------------------------------------------------------------------------


The increase in selling, general and administrative expenditures for the third quarter of 1997 as compared to the same quarter in 1996 is due primarily to increased marketing promotion and incentive compensation. The decline as a percentage of sales is due to the increased sales volume.


INTEREST

                                 Third Quarter               First Nine Months
                                 -------------               -----------------
(in thousands)                1997           1996           1997          1996
--------------------------------------------------------------------------------
Interest income               $240            $46           $438          $147
Interest expense               $55            $61           $164          $194
--------------------------------------------------------------------------------


The increase in interest income is due primarily to increased funds available for investment, primarily as a result of the sale of the corporate headquarters property in May 1997.

INCOME TAXES

                                 Third Quarter               First Nine Months
                                 -------------               -----------------
(in thousands)                1997           1996           1997          1996
--------------------------------------------------------------------------------
Income taxes                    $1            $37            $74          $261
Effective tax rate             N/A            N/A            N/A           N/A
--------------------------------------------------------------------------------


The Company's effective tax rate for the second quarter and the first six months of 1997 differed from the statutory 34% tax rate primarily due to reversing deferred tax valuation reserves. The valuation reserves decreased approximately $200,000 during the third quarter and $1.2 million for the first nine months of 1997 primarily due to the Company's having recorded profits. The Company has valuation reserves of $2.3 million that may increase should the Company experience losses or reverse as the Company records income.


NET INCOME AND EARNINGS PER SHARE

                                 Third Quarter               First Nine Months
                                 -------------               -----------------
(in thousands)                1997           1996           1997          1996
--------------------------------------------------------------------------------
Net income                    $984          ($258)        $2,410         ($902)
Earnings per share           $0.14         ($0.04)         $0.34        ($0.13)
--------------------------------------------------------------------------------


The increase in net income and earnings per share compared with the third quarter of 1996 is due primarily to increased revenues, improved margins, and increased interest income. The increase in net income and earnings per share in the first nine months over the same period in 1996 also includes a gain on the sale and lease back of the corporate headquarters property of $2.3 million.


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

FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

                                 Sept. 25,                     Dec. 26,
(in thousands)                     1997          Change          1996
--------------------------------------------------------------------------------
Working capital                 $22,946        $12,892        $10,054
Total debt                       $2,121           $516         $1,605
--------------------------------------------------------------------------------


Working capital increased during the first nine months of 1997 primarily due to the funds received from the sale of the corporate headquarters property.

The Company's trade accounts receivable increased approximately 27% in the third quarter of 1997 compared to the prior quarter due primarily to higher sales and a change in the sales mix to slower paying geography's. Net inventory is up 13% compared to the prior quarter in 1997 primarily to support increased ProMaster and Reel-Tech product sales.

As of September 25, 1997, the Company had total debt of $2.1 million or approximately 8% of its $26 million in equity. Of this debt, $1.5 million is a note payable due in 1998 for the balance of the purchase price of the CAD/CAM Group. The remaining $600,000 is current debt, consisting entirely of borrowings on the Company's $1.3 million foreign line of credit. No borrowings were outstanding under the Company's $8.0 million U.S. line of credit.

The U.S. line of credit expires on May 31, 1998. The foreign line of credit expires in November 1997. Historically, these credit lines have been structured as short-term and have been renewed by their expiration dates. The Company currently expects to be able to renew these lines of credit before expiration under substantially the same terms as those presently in place.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1997 will be less than $1 million. Such expenditures are currently expected to be funded from internally generated funds. Although the Company fully expects that such expenditures will be made, it has purchase commitments for only a small portion of this amount.

At September 25, 1997, the Company's material short-term unused sources of liquidity consisted of approximately $19.6 million in cash, cash equivalents, and short-term investments, available borrowings of $8.0 million under its U.S. line of credit and available borrowings of approximately $700,000 under its foreign line of credit. The Company believes these sources of working capital will be sufficient to fund working capital needs, service existing debt, finance planned capital expenditures, fund the Company's share repurchase program, and fund the Reel-Tech contingent payment obligations.

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



                                            DATA I/O CORPORATION
                                                 (REGISTRANT)

DATED:  November 6, 1997


                                            By: //S// Alan J. Beauchamp
                                               ------------------------
                                                  Alan J. Beauchamp
                                                    Vice President
                                             Finance and Administration
                                               Chief Financial Officer
                                               Secretary and Treasurer

                                    EXHIBIT INDEX



EXHIBIT NUMBER                         TITLE                         PAGE NUMBER
-------------- ----------------------------------------------------- -----------

    11        Statement Regarding Computation of Earnings per Share     16