Form 10-K
period 1997-12-25
DATA I/O CORP
filed 1998-03-24
CIK 351998

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

For the fiscal year ended DECEMBER 25, 1997          Commission File No. 0-10394

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                   Aggregate market value of voting stock held
             by non-affiliates of the registrant as of March 2, 1998

                                   $39,240,613

  7,134,657 shares of no par value Common Stock outstanding as of March 2, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Proxy Statement relating to its May 12, 1998, Annual Meeting of Stockholders are incorporated into Part III of this annual report on Form 10-K.

                                 Page 1 of 128
                            Exhibit Index on Page 56

--------------------------------------------------------------------------------

                              DATA I/O CORPORATION

                                    FORM 10-K
                   For the Fiscal Year Ended December 25, 1997

                                      INDEX


                                                                                                                       Page
                                                                                                                       ----
Part I
     Item 1.    Business                                                                                                  3

     Item 2.    Properties                                                                                               16

     Item 3.    Legal Proceedings                                                                                        16

     Item 4.    Submission of Matters to a Vote of Stockholders                                                          16


Part II

     Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters                                     17

     Item 6.    Selected Five-Year Financial Data                                                                        18

     Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations                    19

     Item 7A.   Quantitative and Qualitative Disclosure About Market Risk                                                26

     Item 8.    Financial Statements and Supplementary Data                                                              26

     Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures                    45


Part III

     Item 10.   Directors and Executive Officers of the Registrant                                                       45

     Item 11.   Executive Compensation                                                                                   45

     Item 12.   Security Ownership of Certain Beneficial Owners and Management                                           45

     Item 13.   Certain Relationships and Related Transactions                                                           45


Part IV

     Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                         46


Signatures                                                                                                               55

Exhibit Index                                                                                                            56

                                     PART I


Item 1.   Business

General

Data I/O(R) Corporation ("Data I/O" or the "Company") was incorporated in the State of Washington in 1969. The Company manufactures programming systems for semiconductor manufacturers and users of programmable integrated circuits ("IC" or "ICs"). Within its programming systems product group the Company offers three major product lines: (1) non-automated programming systems; (2) non-automated parallel programming systems; and (3) automated programming and handling systems.

The Company markets products to thousands of customers worldwide in a broad range of industries including computers, communications, test and measurement, medical, consumer electronics, military, transportation, aerospace and semiconductors. All of these customers either manufacture ICs or design or manufacture products which incorporate programmable ICs. The Company's programming systems are used primarily by electronic equipment manufacturers in the design and manufacturing of equipment for industrial, commercial and military applications. The Company estimates that during 1997, it sold products to approximately 5,000 customers throughout the world, none of which accounted for more than 10% of the Company's net sales. None of the Company's independent distributors, resellers or OEMs accounted for more than 5% of the Company's net sales.

Forward-Looking Statements

Although most of the information contained in this report is historical, certain of the statements contain forward-looking information. To the extent statements in this report involve, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items, sell-through or backlog, forecasts of demand or market trends for the Company's products and for the industries in which the Company operates or any other guidance on future periods, these statements are forward-looking and involve matters which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Readers of this report should consider, along with other relevant information, the risk factors identified by the Company under the caption "Risk Factors" in Item I and elsewhere in this report, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. All forward looking statements contained in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required by law.

Strategic Transactions

During  the  fourth  quarter  of  1997  the  Company   completed  two  strategic
transactions and one agreement in principle aimed at enhancing and refining its corporate focus on programming systems technology.

In November 1997, the Company's semiconductor equipment product group, which was organized and managed as its Semiconductor Equipment Division, Reel-Tech(TM), was sold to General Scanning Inc., headquartered in Watertown, Massachusetts, for consideration of $15.5 million. Under the terms of the sale, General Scanning, which supplies laser systems to Reel-Tech and the Company, will maintain a continuing product development agreement with Data I/O for handler technology. Reel-Tech was originally acquired by Data I/O in August of 1995 to supply additional handler technology for Data I/O's line of automated programming systems. While owned by Data I/O, Reel-Tech generated over $12 million in revenue for the Company (see Revenue History by Segment). The transaction resulted in a pre-tax gain of approximately $10.4 million in the fourth quarter of 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of Part II below.

In November 1997 the Company also announced that it had entered into a licensing agreement and a purchase agreement for certain assets with MINC Incorporated, an electronic design automation (EDA) software company based in Colorado Springs, Colorado. Under this agreement MINC has integrated Data I/O's universal Synario(R) product, as well as its ABEL(R) and ECS products, into the MINC line to create a broad line of EDA tools aimed at the personal computer market. MINC now controls the day-to-day operations of the former Synario Design Automation Division including the sale and distribution of the Synario products as well as software development and marketing. Most of the Synario Division staff joined MINC to support these functions. Data I/O will retain certain licensing revenues until December 31, 1999.

The Company believes that the dispositions of the Semiconductor Equipment and Synario Design Automaton Divisions will allow management of the Company to focus its attention on the Company's core programming systems business. The operating results of these business segments have been accounted for as discontinued operations in the accompanying financial statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7 of Part II below.

In November 1997 the Company also signed an Agreement in Principle with JTAG Technologies, a Netherlands-based manufacturer and developer of boundary scan test and programming solutions. Boundary scan programming, which enables manufacturers of a wide range of electronics equipment to program IC's after installation on a circuit board, is one of the fastest-growing segments of the programming market. The Agreement in Principle contemplates that the Company will be authorized to sell JTAG Technologies boundary scan in-system programming products under the Data I/O name to engineering and manufacturing markets. JTAG Technologies will continue to sell its test products under its own name to the test and measurement instrument markets. Founded in 1993, JTAG Technologies was the first company to offer in-system programming solutions based on the standard established by the Boundary Scan Standard (IEEE 1149.1) established by the IEEE (Institute of Electrical and Electronics Engineers). Conclusion of arrangements with JTAG is subject to negotiation and execution of definitive agreements which had not been completed as of the date of this report. If formal arrangements are concluded, the Company anticipates initial sales of the JTAG products under the Data I/O name in mid-1998. The Company believes that this strategic relationship with JTAG Technologies will enhance the Company's position in the programming systems market by offering its customers a broader choice of programming solutions. However, there can be no assurance that these arrangements with JTAG will be established.

Industry Overview

Rapid advances in semiconductor technology over the past few decades have contributed to the widespread adoption of ICs in the electronics manufacturing industry. The semiconductor industry has evolved during this period to the point where some combination of fixed and programmable ICs are used in virtually all electronic equipment produced today. Fixed ICs have specific functions incorporated into them when they are manufactured, whereas a programmable IC can be programmed at the discretion of the electronics design engineer to perform a variety of functions. Programmable ICs are increasingly being used in high-volume manufacturing situations as the cost of programmable ICs has declined relative to that of fixed ICs, and as the competitive environment in the electronic equipment industry has caused the time-to-market for their products to be increasingly critical.

The advances made in programmable logic IC technology have enabled electronics design engineers to fit an increasing number of complex functions into smaller, more delicate programmable IC devices. These advances have increased the need for automated equipment used to handle these miniaturized device packages during the IC manufacturing process, as well as after the ICs are completed and sold to electronic equipment manufacturers. Such automated handling equipment is critical for minimizing damage of the delicate lead pins of the ICs and to increase the speed of transferring ICs into and out of the protective media used for transporting them (tubes, trays, and tape and reel).

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

Revenue History by Segment

The table below details the contribution the Company's three principal business segments made to total net sales for the last three fiscal years (in thousands of Dollars):

                Programming Systems            Semiconductor Equipment         Synario Design Automation
                   Division (1)                    Division (2) (3)                  Division (1) (4)            Total Sales
           ----------------------------      ---------------------------      ---------------------------     -----------------
                     Percent    Percent               Percent    Percent                Percent   Percent                Percent
Year       Amount    Growth    of Total      Amount   Growth    of Total      Amount    Growth   of Total     Amount     Growth
----       ------    ------    --------      ------   ------    --------      ------    ------   --------     ------     ------
1997       $46,284    (5.3%)     75.8%       $7,640    104%       12.5%       $7,172     (8.3%)    11.7%      $61,096      1.1%
1996       $48,860   (15.0%)     80.9%       $3,744    500%       6.2%        $7,819     (1.2%)    12.9%      $60,423     (8.5%)
1995       $57,496     7.6%      87.1%         $625     N/A       0.9%        $7,910     (1.4%)    12.0%      $66,031      7.4%

----------
(1)  Prior year's figures have been reclassified for comparability.

(2) Semiconductor Equipment Division 1995 net sales are for four months. The Semiconductor Equipment Division was sold in November 1997 and has been accounted for in the financial statements as discontinued operations. See "Strategic Transactions."

(3) Excludes inter-segment sales to the Programming Systems Division of $1,876,000 and $322,000 in 1996 and 1995, respectively.

(4) The Company disposed of its Synario Design Automation Division in November 1997. The Synario Design Automation Division has been accounted for in the financial statements as discontinued operations. See "Strategic Transactions."

Programming System Products

Data I/O's broad line of programming systems includes a wide variety of systems, modules and accessories, which can be grouped into three general categories: non-automated programming systems, non-automated parallel programming systems, and automated programming and handling systems. Its non-automated programming systems are single IC programmers, whereas its non-automated parallel programming systems program multiple ICs at the same time, providing higher throughput. Its automated programming and handling systems program multiple ICs simultaneously, and also handle, test and mark the ICs in high volumes. To accommodate the expanding variety of programmable ICs being manufactured today, programming systems must have the capability to program the type of IC technology (how it physically accepts the information), the specific IC's set of features and functions, while also accommodating the IC's package type, including its specific size, pin arrangement and number of pins. With their broad range of capabilities, Data I/O's systems can program more than 7,000 programmable ICs, which is the vast majority of the different types of programmable ICs currently on the market for both engineering (prototyping) and manufacturing applications.

Because semiconductor manufacturers continually develop new programmable ICs, the Company works closely with all major manufacturers of programmable ICs to update its programming systems line to provide support for the major new programmable ICs. In addition to incorporating new programmable IC support into the latest versions of its products, the Company packages and sells support updates to allow customers to keep their existing programmers current. Many semiconductor manufacturers endorse Data I/O programming systems as equipment they recommend for end-user applications as well as for use in their own development and production environments.

The Company is the world's leading provider of programming systems for programmable ICs. However, the programming systems market is highly competitive. Important competitive factors include product features, price, quality, reliability, throughput, distribution channels, availability, IC support, post-sales support, service and the timely response to rapid technological change with new and improved products. The Company believes its competitiveness depends on offering the most effective combination of these capabilities.

Non-automated Programming Systems

The Company's line of non-automated programming systems provides engineering and manufacturing programming solutions at a variety of price points. The UniSite(TM) Universal Programmer is the Company's top-of-the-line non-automated programming system and allows any pin of any programmable IC to perform any programming function. This gives the programming system its universality. The Company's 3900 and 2900 Programming Systems sell at price points below that of the UniSite, and are targeted for engineering and manufacturing applications requiring less functionality. The UniSite, 3900 and 2900 Programming Systems feature the Company's proprietary socketing technology, which permits the programming of the programmable ICs in small and delicate surface-mount packages, reduces the need for costly and less-efficient adapters, and reduces programming errors and IC damage.

The Company's LabSite(TM) Programming System was introduced in June 1997 and combines and supersedes the Company's 2700 Programming System and Chiplab(R) Project Programmer. The LabSite is the Company's lowest priced proprietary non-automated programming system, which was designed and priced for individual engineers purchasing a programmer for a specific project.

In June 1997 the Company also began selling a line of low-priced non-automated IC programmers under a worldwide distribution agreement with ICE Technology(R), Ltd. Like the LabSite Programming System, this new line of low-priced products, sold under the brand name ChipWriter(TM), provide Data I/O with a new entry to improve its competitive position in the low-priced segment of the programmer market. The Chipwriter programmer is a 48-pin universal programmer which supports a full range of memory, microcontroller and programmable logic devices. The Chipwriter(TM) Portable is a lightweight, battery-operated, fully portable 40-pin universal programmer, ideal for field engineering and service applications. The Chipwriter(TM) Gang is a high-speed production programmer supporting a wide range of memory devices.

The UniSite, 3900, 2900 and LabSite share a similar software architecture and are supported by Data I/O's proprietary algorithm development tool. This tool, licensed by Data I/O to leading semiconductor manufacturers, allows Data I/O and the manufacturers to work together to develop support for new programmable ICs. The semiconductor manufacturers use this tool to develop programming instructions for Data I/O programmers, enhancing both the time-to-market of their programmable ICs, and Data I/O's support and enhancement efforts.

The Company is redesigning its entire proprietary non-automated programming system product line with a new generation of programmer technology which, at the date of this report, is expected to be available in the second half of 1998. These new products, based on a new proprietary programming architecture called DataSite(TM), are planned to include a family of single socket solutions for engineering applications, a multi-socket solution for use in production and programming support for the Company's new high-volume programming and handling systems. See "Risk Factors."

Markets, Customers and Competition

In terms of total revenue, the Company believes that the worldwide market for conventional non-automated programming systems for engineering applications has been slightly declining or flat over the last several years due to a decline in average selling prices offset by a slow growth in the number of units sold. The unit sales growth has been primarily in the lower end products. Over the last several years technological improvements in personal computers and design software tools have caused engineering design teams to shift away from hardware tools to software design tools. Further, within the remaining hardware tools market, demand has shifted toward lower-priced, project-specific programming systems and single-point solutions. These industry changes are adversely affecting the Company, especially because in the past, Data I/O's product line has been heavily oriented toward hardware tools and, within hardware tools, toward the higher-priced universal programming systems. The Company expects these trends in the conventional programming systems for the engineering market will continue for the foreseeable future. In response to these market developments, the Company has recently enhanced its lower-priced product offerings (LabSite and Chipwriter) and is in the process of redesigning its entire non-automated programming system product line with a new generation of programmer technology. However, there can be no assurance that this trend toward lower-priced, project specific programming systems and single point solutions will continue as anticipated, that the Company will be able to complete development of its new generation of programming products, that its new products will experience strong demand, that the Company will be able to anticipate and respond to changes in customer needs and new technologies or that the Company will otherwise effectively compete in the future.

Although independent market information is not available, the Company believes that it has approximately 25% of the worldwide market share of revenue for non-automated programming systems including both the engineering and the parallel programming segments. This is based on information from studies performed and estimates made each year internally by the Company. For the design engineering segment of the market for non-automated programming systems the Company has identified two groups of competitors. Based on information gathered internally, the Company believes approximately 10% to 20% of this market is served by vendor-specific non-automated programming systems supplied by the semiconductor manufacturers themselves. The remainder of the market is divided among several dozen, mostly regional, competitors. The most significant of these competitors are BP Microsystems, Stag Microsystems, SMS, System General, Hi-Lo and Minato. The Company believes that the principal competitive factors in the market for non-automated programming systems include the breadth of programmable IC support and price. Most new entrants compete based on price alone, because competing against the more established companies' IC support is quite expensive.

The Company believes that maintaining close relationships with all major programmable IC manufacturers, superior service, expertise in programming applications, broad programmable IC support and the critical mass of a large installed base will enable Data I/O to compete in the market for non-automated programming systems. However, growth in the market may be limited, because much of the remaining market is fragmented both geographically and technologically. This situation will continue to allow smaller niche suppliers to exist and, in some markets, to thrive. See "Management's Discussion and Analysis of Financial Position and Results of Operations" in Item 7 below.

Interest in on-board or in-circuit programming techniques has continued to grow within the engineering and manufacturing communities. The Company believes that increasing numbers of manufacturers are using or considering using their expensive test equipment to program ICs after they have been installed on printed circuit boards. This process is known as in-circuit programming. The Company believes that the high cost of in-circuit test equipment may be a major disadvantage and has evaluated an alternative more cost-effective on-board programming technique. Through an anticipated strategic relationship with JTAG Technologies B. V. of The Netherlands (see "Strategic Transactions"), the Company during 1998 intends to begin to exploit the alternative method, thereby broadening the Company's product offering to include on-board programming as well as automated and non-automated programming systems. (See "Risk Factors - Technological Change.")

Non-automated Parallel Programming Systems

The Company's non-automated parallel programming systems provide high-speed gang programming for maximizing throughput and minimizing cost per device. Its
PSX1000(TM) and PSX500(TM) Programming Systems serve the needs of mid- and high-volume manufacturing users of programmable memory and microcontroller ICs. The PSX1000 and PSX500 can duplicate twenty or ten programmable ICs at a time, respectively, and support numerous package types using Data I/O's proprietary socketing technology of low-cost interchangeable modules. The PSX400(TM), the Company's low-cost non-automated parallel programmer able to program eight ICs at a time, addresses low-volume manufacturing and engineering applications in which designers use several ICs on a single board and want to program them all in a single operation. The Company's BoardSite(R) In-Circuit Programmer is a unique product that is designed to program or reprogram an entire circuit board full of programmable ICs while they are mounted on the board. This allows circuitry to be updated in the field and also provides an alternative way for manufacturing operations to deal with programmable ICs.

Markets, Customers and Competition

The Company does not have independent market information but has commissioned studies to obtain limited market data for the non-automated parallel programming systems market. Principal competitors in the non-automated parallel programming systems market are BP Microsystems, Elan, Minato, Hi-Lo, System General, Needhams Electronics and SMS. The Company believes that other firms, particularly in specific geographic regions, hold the dominant share of this market. The Company believes this is primarily due to the Company historically not having competitive products at the low-cost end of this market. The Company believes that it has the largest market share in the high-volume end of the non-automated parallel programming system market.

Automated Programming Systems

Data I/O's ProMaster(R) Automated Programming Systems line of products provide electronic equipment manufacturers with an automated method for handling, programming, testing and marking programmable ICs whether the ICs are housed in conventional throughhole or surface-mount packages. During manufacturing, the ProMaster's "pick-and-place" technology feeds the programmable ICs out of their protective media (trays or tubes); places them into the socket of the programmer; triggers programming; applies a label or marks the IC with a laser; sorts out the ICs that could not be programmed correctly; and loads correctly programmed ICs back into trays, tubes or onto special tape which is rolled onto reels. The ICs are then ready to be attached to printed circuit boards using other automated equipment.

The ProMaster(R) 3000, ProMaster(R) 7000 and ProMaster(R) 7500 Automated Programming Systems address medium- to high-volume manufacturing applications for programming, testing and marking programmable ICs. These products support conventional throughhole and surface-mount packages with proprietary socketing technology that offers customers highly reliable production capacity at a relatively low-cost per IC. The Company's AutoSite(TM) Production Programmer, designed specifically to be integrated with a handling system, connects to the ProMaster 3000, 7000 and 7500 and performs the programming function within these automated programming and handling systems. The ProMaster 7500 offers higher speed and capacity by extending the ProMaster 7000 to include a second AutoSite programmer allowing it to program two ICs at a time.

The ProMaster(R) 2500 Automated Programming System, introduced in September 1993, was the world's first fully-integrated system for programming, handling, testing and marking programmable ICs. Designed for medium-volume manufacturing applications, the ProMaster 2500 supports both conventional throughhole and surface-mount IC packages. The ProMaster 2500 internalized and integrated the programmer inside the system unlike the ProMaster 3000, 7000, and 7500 models that connect an AutoSite programmer. It is the Company's entry-level priced automated programming and handling system.

The ProMaster(R) 9500 Automated Fine Pitch Programming System, introduced in February 1995, is a highly flexible automated programming and handling system for programming, testing and marking fine-pitch programmable ICs. The ProMaster 9500 was created to address extremely high-volume manufacturing of the new generation of highly miniaturized and fragile programmable ICs. The Company's handling technology results in the ProMaster 9500 touching the delicate pins of each IC only once, thereby greatly reducing the risk of damage that can be caused by even moderate handling. Its programming module features Data I/O's PSX(TM) parallel programming technology and can program up to 16 ICs simultaneously. The ProMaster 9500's flexible, modular design allows the user to create the configuration needed for the specific manufacturing operation.

The Company  introduced its  ProMaster(R)  970 Automated Fine Pitch  Programming
System in February 1997. The ProMaster 970 is designed to be a high-speed, highly flexible automated programming and handling system designed for today's most demanding manufacturing applications. It integrates the Company's latest programming technology in configurations of either eight, ten or twelve programming sites, and supports memory, microcontroller and logic devices in most package types. The ProMaster 970 features two laser aligned pick-and-place heads to optimize throughput at any programming time, supports tray, tube and tape input and output, and has an optional laser marking system. The Company anticipates that the ProMaster 970 will be available in production quantities in the second quarter of 1998. See "Risk Factors - Development, Introduction and Shipment of New Products."

The Company introduced the ProMaster(R) 870 Automated Fine Pitch Programming System in March 1998. The ProMaster 870 is designed to be a highly flexible, automated programming and handling system designed for low- to mid-volume manufacturing applications. Its state-of-the-art technology efficiently and reliably programs, sorts, and marks a medium volume of fine-pitch devices. A universal programming system supports memory, microcontroller and logic devices in many package types. Available with two or four programming sites, the system is designed to accommodate conventional input/output media. Device marking options include labeling or laser marking. The Company anticipates that the ProMaster 870 will be available in production quantities in the second half of 1998. See "Risk Factors - Development, Introduction and Shipment of New Products."

The Company also provides a complete line of labels for use with its automated programming and handling systems. These labels are custom manufactured by Data I/O for the ProMaster 2500, the ProMaster 3000 and their predecessors, the ProMaster 2000 and the AutoLabel 1000.

Markets, Customers and Competition

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

The market for automated programming and handling systems used in automated manufacturing operations is shared primarily by Data I/O, BP Microsystems in cooperation with Quad Systems, and Unmanned Solutions in cooperation with SMS. In addition, Exatron manufactures handling systems that can be combined with a programmer which can be configured by the customer. Although independent market information is not available, the Company believes that it has approximately 65% of the worldwide market share of revenue for automated programming systems. The Company believes that increased competition, particularly in areas where new Data I/O product introductions have been delayed, such as the ProMaster 970 and ProMaster 870, or are not scheduled to occur until 1998, has affected its share of the market. Data I/O believes the breadth of its line of non-automated parallel programming systems and automated programming and handling systems, as well as the products under development, its worldwide service capabilities and technology leadership will enable the Company to respond to the trend toward automation and integration of manufacturing processes. However, there can be no assurance that this trend toward automation will continue as anticipated, that the Company will be able to complete development of its new generation of programming products, that its new products will experience strong demand, that the Company will be able to anticipate and respond to changes in customer needs and new technologies or that the Company will otherwise effectively compete in the future.

Software

In connection with the disposition of the Company's Synario Design Automation Division in November 1997, the Company retained certain rights to distribute ABEL(R) (Advanced Boolean Expression Language), which was first released in March 1984, and the ECS product. ABEL is a behavioral design entry software tool for PLDs and CPLDs. The Company believes that ABEL is the most "universal" tool in its market with support for the architectures of most major programmable logic manufacturers. See "Strategic Transactions". The Company does not expect significant revenues in future periods from this product.

Product Pricing

The U.S. manufacturer's suggested list prices for Data I/O's non-automated programming systems range from approximately $1,000 for the ChipWriter to $27,000 for a fully configured UniSite Universal Programmer. The ProMaster 2500 automated programming and handling system sells for approximately $47,000, while the ProMaster 9500 configured with tray, tube and tape and reel along with programming modules, sells for approximately $600,000. The U.S. manufacturer's suggested retail price for the ABEL software ranges from $500 for an entry-level version to $2,000 for the latest Windows(R) version.

Sales

The Company markets and sells its products through a combination of direct and indirect sales representatives, distributors, value added resellers (VARs) and internal telesales. The Company continually evaluates its sales channels against its evolving markets and customers.

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

Foreign Sales

Foreign sales represented approximately 52% of net sales of programming systems in 1997, 52% in 1996, and 46% in 1995 (see Note 15 of "Notes to Consolidated Financial Statements"). Foreign sales are made through the Company's wholly owned subsidiaries in Japan, Germany, Canada, Singapore, as well as independent distributors, VARs and sales representatives located in 32 other countries. Sales made through foreign subsidiaries are denominated in local currency and recognized when the subsidiary ships to the end-user. The Company's independent foreign distributors and VARs purchase Data I/O products in U.S. Dollars for resale; and the sale is recognized at the time of shipment to the distributor or VAR. Distributors and VARs are allowed to return a portion of their Data I/O product inventory for credit on future purchases, subject to limitations. As with U.S. sales representatives, sales made by international sales representatives are on an agency basis with shipments made directly to the customer by the Company. These sales are denominated in U.S. Dollars and are recognized at the time of shipment.

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

Manufacturing and Backlog

During 1997, Data I/O operated two principal manufacturing operations. Its principal facility in Redmond, Washington manufactures automated and non-automated programming systems including component parts assembly, final assembly and testing. This facility was sold during 1997 and leased back from the purchaser for a period of 10 years with an option to renew the lease for an additional 10 years. The Company's second manufacturing facility, located in Indianapolis, Indiana, which manufactures semiconductor equipment, was also sold during 1997 with the sale of the Company's Reel-Tech Division (see "Strategic Transactions").

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

Most programming systems and software product orders are scheduled for delivery within one to 60 days after receipt of order. The ProMaster 9500 is generally scheduled for delivery within 60 to 90 days after receipt of order. The Company's backlog of pending orders was approximately $5.7 million and $4.1 million as of December 25, 1997 and December 26, 1996, respectively.

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

Research and Development

Because Data I/O's future growth is, to a large extent, dependent upon the timely development and introduction of new products and its extensive support of the latest programmable ICs, the Company is committed to a substantial research and development program. Research and development activities include applied research, design of new products and continual enhancement and support of existing products. Data I/O has focused its efforts on applied rather than basic research, concentrating on technical innovation for long-term product requirements. The Company made expenditures for research and development related to its Programming Systems Division of $7,807,000, $8,121,000 and $6,581,000 in 1997, 1996 and 1995, respectively, representing
16.9%, 16.6%, and 11.4% of net sales, respectively. The percentage of research and development spending remained high in 1997 because of the development of the new generation of products, particularly in programming systems.

During 1997 and 1996 the Company directed its main product development efforts toward a new programming technology for a new generation of programming systems and for its automated programming and handling system products, enhancements to its semiconductor equipment products, and enhancements for its EDA software products. Substantial engineering resources are also devoted to developing updates and upgrades for both programming systems and software products and providing IC support for new programmable ICs as they are introduced by semiconductor manufacturers.

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

Employees

As of December 25, 1997, the Company had 328 total employees, of which 33 were located outside the U.S. Many of Data I/O's employees are highly skilled and the Company's continued success will depend in part upon its ability to attract and retain employees who are in great demand within the industry. At times, the Company, along with most other electronic equipment manufacturers and software developers, experiences difficulty in hiring and retaining experienced personnel, particularly in technical areas. There is no assurance that the Company will be able to attract and retain qualified personnel in the future. None of the Company's employees are represented by a collective bargaining unit and the Company believes relations with its employees are favorable.

Environmental Compliance

The Company's facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment. Compliance with environmental laws has not had, nor is it expected to have, a material effect on capital expenditures, the financial position, the results of operations or the competitive position of the Company.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of the Company as of March 11, 1998:

     Name                        Age            Position
     ----                        ---            --------

     James J. David               54            President

     Susan S. Webber              43            Vice President
                                                Customer Service, Quality and
                                                Human Resources

     Domenico Picone              59            Vice President
                                                Operations

     Joel S. Hatlen               39            Vice President
                                                Finance
                                                Chief Financial Officer
                                                Secretary and Treasurer

     Richard A. Mayes             51            Vice President
                                                Marketing
                                                Acting Vice President
                                                Engineering

     Mark L. Edelsward            41            Vice President
                                                Worldwide Sales

James J. David resigned from his position of Vice President of Worldwide Sales and Marketing in December 1997, but returned to the Company as President in January 1998. Mr. David joined the Company in May 1996 as Vice President of Worldwide Sales, Programming Systems Division, and became Vice President of
Worldwide Sales and Marketing in December 1996. From 1992 until joining the Company, Mr. David served as Vice President of U.S. Operations for Aldus Corporation, a software company. From 1989 until 1992, Mr. David was employed by ButtonWare, Inc., a software company, where in his last position he served as President. Prior to ButtonWare, Mr. David served in sales and marketing management positions with Egghead, Inc. and IBM.

Susan S. Webber joined the Company in April 1994 as Director of Quality and was given the responsibility for Human Resources in November of 1994. In December 1995, Ms. Webber was promoted to Vice President of Quality and Human Resources. In July 1997 she was given responsibility for Customer Service. From 1985 until joining the Company, Ms. Webber was employed by AG Communication Systems, a designer and manufacturer of telecommunications systems. Her most recent position was Quality Director. Prior to AG Communication Systems, Ms. Webber was with Motorola and was an Assistant Professor at the University of Nebraska.

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

Joel S. Hatlen joined the Company in September 1991 as a Senior Tax Accountant and became Tax Manager in December of 1992. He was promoted to Corporate Controller in December 1993. In February 1997, he was named Chief Accounting Officer and Corporate Controller. In January 1998, he was promoted to Vice President of Finance and Chief Financial Officer, Secretary and Treasurer. From September 1981 until joining the Company, Mr. Hatlen was employed by Ernst & Young LLP where his most recent position was Senior Manager.

Richard A. Mayes joined the Company in February 1996 as Director of Strategic Planning, and was given the responsibility as Director of Marketing in June 1996. He was promoted to Vice President of Strategic Marketing in December 1997. Prior to joining the Company, Mr. Mayes was Director of Marketing at Advanced Technology Laboratories, Inc. From 1977 to 1993, he was employed by Hewlett-Packard Company, including positions as Marketing Manager for a Workstation Division and the San Diego Division.

Mark L. Edelsward joined Data I/O Canada as Distribution Manager in 1987. He has held a variety of sales related positions with the Company, including European and USA Sales Management roles. Mr. Edelsward has most recently had responsibility for Asia, Latin America and Canada as the Director of Sales of the Pacific region. From 1978 until joining the Company, Mr. Edelsward was employed by Allan Crawford Associates, a Canadian distributor of test and measurement and scientific instrumentation.

Risk Factors

In addition to the other information in this report, the following risk factors should be carefully considered in evaluating the Company. See also the sections captioned "Forward-Looking Statements" in Item 1 and Item 7.

Development, Introduction and Shipment of New Products

The Company is scheduled to complete development of, introduce and ship several key new engineering and automated programming system products in 1998. There can be no assurance the Company will not encounter significant technological, supplier, manufacturing or other problems which will cause the introduction or production of its new products to be delayed. For example, introduction of a new family of non-automated programming systems and of certain key configurations of new automated programming systems is dependent on completion of development of the Company's new DataSite programming system. Also, the ability of DataSite to program a sufficient number of programmable devices to make the new system competitive is dependent on translation of a large number of algorithms into the new DataSite operating system. The schedule for completion of the DataSite development project has been delayed on several occasions due to technical and other difficulties. In addition, the Company needs to hire additional qualified software engineers to accelerate the DataSite algorithm development project. Also, the Company relies on third parties for key portions of the robotics used in the new ProMaster 970 Automated Fine Pitch Programming System. The Company believes that its sales in 1997 were adversely affected by the delay in completion of DataSite and other key new products as customers withheld orders for old products in anticipation of availability of new products and as competitors captured orders from customers with requirements which could not wait for new product availability. Accordingly, delays in the completion and shipment of new products, or unfavorable customer acceptance of such products, will likely result in a decline in sales in 1998.

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

Technological Change

The markets for the Company's programming systems are characterized by rapid technological change and evolving industry standards, and are highly competitive with respect to timely product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. New and changed technologies may result in products that contain defects or errors which may give rise to product liability claims or be detrimental to market acceptance of such products. The Company's success depends on its ability to anticipate changes in technology, IC package types, electronics equipment manufacturing practices, software platform preferences and industry standards and to develop and successfully introduce new and enhanced products on a timely basis. For example, widespread use of in-circuit programming would likely have an adverse effect on sales of the Company's traditional programming systems. Also, to the extent that more rigid standards are established in the programmable IC industry, the value-added element of the Company's products and support services could be decreased. If such decreases occur, or if the Company is unable, for technological or other reasons, to develop products in a timely manner in response to changes in the industry or if products or product enhancements that the Company develops contain defects or errors or do not achieve market acceptance, the Company's business, financial condition and results of operations will be materially and adversely affected.

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

Competition

The markets for the Company's products are highly competitive. Advances in technology have reduced the barriers of entry into the programming systems markets, resulting in new competitors who compete for certain market niches. The Company expects competition to increase from both established and emerging companies. Recent delays in product development projects have enabled certain competitors to improve their competitive position by increasing their market share. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect its profitability or financial performance.

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

International Operations

International sales represented approximately 52% of the Company's total revenue for the fiscal year ended December 25, 1997, and the Company expects that international sales will continue to account for a significant portion of its net revenue in future periods. International sales are subject to inherent risks, including unexpected changes in regulatory requirements, tariffs and taxes, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, compliance with any applicable export licensing requirements and other trade barriers, as well as political and economic instability. The European Community and European Free Trade Association have established certain electronic emission and product safety requirements ("CE"). Certain of the Company's new products have not yet met these requirements. Failure to obtain either a CE mark or a waiver for any products may prevent the Company from marketing such products in Europe. Moreover, gains and losses on the conversion to U.S. Dollars of receivables and payables arising from international operations may contribute to fluctuations in the Company's results of operations. In addition, if for any reason exchange or price controls or other restrictions on their currencies were imposed, the Company's business, financial condition and results of operations could be adversely affected. Moreover, currency exchange fluctuations in countries in which the Company has wholly owned subsidiaries may have a material adverse effect on the Company's investment in those subsidiaries.

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

Future Acquisitions

The Company may in the future pursue acquisition of complementary technologies, product lines or businesses. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and amortization expenses related to goodwill and intangible assets that could adversely affect the Company's profitability. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. In the event that such an acquisition does occur, there can be no assurance as to its effect on the Company's business or operating results.

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

Item 2.   Properties

In May 1997, The Company completed the sale of the land and building comprising its Redmond, Washington corporate headquarters and is currently leasing the 96,000 square foot building back on a 10 year lease-back agreement with an option to renew the lease for an additional 10 years. See Note 6 of "Notes to Consolidated Financial Statements". In addition, approximately 15,000 square feet is leased at four foreign sales and service locations.

Item 3.   Legal Proceedings

Nothing to report.

Item 4.   Submission of Matters to a Vote of Stockholders

No matters were submitted for a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 25, 1997.

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related Stockholder
          Matters

The following table shows, for the periods indicated, the market sales price range for the Company's common stock as reported by the Nasdaq National Market tier of The Nasdaq Stock Market (Nasdaq symbol is DAIO).

       Period                                        High          Low
       ------                                        ----          ---
1997   Fourth Quarter                               $8.00        $6.13
       Third Quarter                                 7.63         4.63
       Second Quarter                                6.50         4.50
       First Quarter                                 5.50         4.38

1996   Fourth Quarter                               $5.63        $4.00
       Third Quarter                                 6.00         4.38
       Second Quarter                                6.88         5.13
       First Quarter                                 7.75         5.38

The  approximate  number of  shareholders  of record and  approximate  number of
beneficial   shareholders   of  record  at  March  2,  1998  was  927  and  4100
respectively.

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

Item 6.   Selected Five-Year Financial Data

                                                                                          Year Ended
-----------------------------------------------------------------------------------------------------------------------------
                                                                Dec. 25,       Dec. 26,     Dec. 28,     Dec. 29,    Dec. 30,
(in thousands, except employee and per share data)                1997           1996         1995         1994       1993
-----------------------------------------------------------------------------------------------------------------------------
For The Year:
    Net sales                                                    $46,284       $48,860       $57,496     $53,456     $55,147
    Gross margin                                                  23,536        22,926        30,110      27,772      25,801
    Research and development                                       7,807         8,121         6,581       6,282       6,600
    Selling, general and administrative                           13,924        14,618        15,719      15,627      22,369
    Provision for business restructuring (1)                                                                           6,120
    Operating income (loss)                                        1,805           187         7,810       5,863      (9,288)
    Non-operating income (expense)                                 2,757           (59)          125        (134)     (2,218)
    Income (loss) from continuing operations before income
        taxes and cumulative effect of accounting change           4,562           128         7,935       5,729     (11,506)
    Income tax (expense) benefit                                    (176)         (121)         (892)       (975)        700
    Income (loss) from continuing operations before
        cumulative effect of accounting change                     4,386             7         7,043       4,754     (10,806)
    Income (loss) from discontinued operations (2)                 7,114        (1,108)       (2,282)     (2,028)       (851)
    Cumulative effect of accounting change (3)                                                                           400
    Net income (loss)                                             11,500       ($1,101)       $4,761      $2,726    ($11,257)
-----------------------------------------------------------------------------------------------------------------------------
At Year-end:
    Working capital                                              $33,226       $10,054       $12,005     $10,038      $3,582
    Total assets                                                 $57,736       $39,319       $44,776     $43,487     $43,025
    Long-term debt                                                              $1,500        $1,500      $1,500      $1,500
    Total debt                                                    $2,000        $1,605        $1,617      $1,940      $3,867
    Stockholders' equity                                         $34,614       $22,559       $25,929     $24,343     $21,183
    Number of employees from continuing operations                   328           332           349         345         414
-----------------------------------------------------------------------------------------------------------------------------
Common Stock Data (4):
    Basic earnings per share:
        From continuing operations                                 $0.63         $0.00         $0.94       $0.65      ($1.45)
        Net income (loss)                                          $1.66        ($0.16)        $0.64       $0.37      ($1.57)
    Diluted earnings per share:
        From continuing operations                                 $0.62         $0.00         $0.89       $0.64      ($1.45)
        Net income (loss)                                          $1.62        ($0.16)        $0.60       $0.37      ($1.57)
    Book value per share at year end                               $4.92         $3.33         $3.66       $3.28       $2.92
    Shares outstanding at year end                                 7,039         6,778         7,084       7,432       7,250
    Weighted average shares outstanding                            6,909         6,857         7,515       7,354       7,170
    Weighted average and potential shares outstanding              7,087         7,035         7,879       7,420       7,170
-----------------------------------------------------------------------------------------------------------------------------
Key Ratios:
    Current ratio                                                    2.7           1.7           1.7         1.6         1.2
    Gross margin to sales                                           50.9%         46.9%         52.4%       52.0%       46.8%
    Operating income (loss) to sales                                 3.9%          0.4%         13.6%       11.0%      (16.8%)
    Income (loss) from continuing operations to sales                9.5%          0.0%         12.2%        8.9%      (19.6%)
    Return on average stockholders' equity  (5)                     16.8%          0.0%         26.9%       21.4%      (36.4%)
-----------------------------------------------------------------------------------------------------------------------------

Footnotes:

(1) For further discussion, see Note 3 of "Notes to Consolidated Financial Statements."

(2) For further discussion, see Note 2 of "Notes to Consolidated Financial Statements."

(3)  Cumulative effect of a change in accounting for income taxes to SFAS 109.

(4) All amounts restated to comply with SFAS 128, Earnings Per Share. See Note 12 of "Notes to Consolidated Financial Statements."

(5)  Computed  based  on  income  (loss)  from  continuing   operations   before
     cumulative effect of accounting change.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Although most of the information contained in this report is historical, certain of the statements contain forward-looking information. To the extent statements in this report involve, without limitation, product development and introduction plans, the Company's expectations for growth, estimates of future revenue, expenses, profit, cash flow, balance sheet items, sell-through or backlog, forecasts of demand or market trends for the Company's products and for the industries in which the Company operates or any other guidance on future periods, these statements are forward-looking and involve matters which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. These risks and uncertainties include product development or production difficulties or delays due to supply constraints, technical problems or other factors; technological changes; the effect of global, national an regional economic conditions; changes in operating system platforms of preference; the impact of competitive products and pricing; changes in demand; increases in component prices or other costs; inventory risks due to shifts in market demand, product obsolescence or other factors and a number of other risks including those identified by the Company under the caption "Risk Factors" in
Item 1 and elsewhere in this report, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. There can be no assurance the Company will not encounter significant technological, supplier, manufacturing or other problems which will cause the introduction or production of its new products to be delayed. All forward looking statements contained in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required by law.

Results of Continuing Operations

For all periods presented in this section, results of operations have been reclassified to reflect the classification of the Company's Semiconductor Equipment and Synario Design Automation Divisions as discontinued operations (see "Discontinued Operations"). Prior year's figures have been reclassified for comparability.


NET SALES

(in thousands)                                                Years Ended                              Years Ended
                                             --------------------------------------  --------------------------------------
Net sales                                          1997          1996     % Change         1996          1995     % Change
-------------------------------------------- ------------- ------------ -----------  ------------- ------------- ----------
Non-automated programming systems                $30,498       $33,767     (9.7%)        $33,767       $37,891     (10.9%)

Automated programming systems                     15,786        15,093      4.6%          15,093        19,605     (23.0%)
                                             ------------- ------------ -----------  ------------- ------------- ----------

Total Programming Systems Division               $46,284       $48,860     (5.3%)        $48,860       $57,496     (15.0%)


                                                              Years Ended                              Years Ended
                                             --------------------------------------  --------------------------------------
Net sales by location                              1997          1996     % Change        1996           1995     % Change
-------------------------------------------- ------------- ------------ -----------  ------------- ------------- ----------
United States                                    $22,290       $23,554     (5.4%)        $23,554       $31,125     (24.3%)

   % of total                                       48.2%         48.2%                     48.2%         54.1%

International                                    $23,994       $25,306     (5.2%)        $25,306       $26,371      (4.0%)

   % of total                                       51.8%         51.8%                     51.8%         45.9%
---------------------------------------------------------------------------------------------------------------------------

1997 vs. 1996

The Company experienced an overall decline in sales and orders for the Company's Programming Systems Division products during 1997. Orders declined approximately 4.7% to $48.4 million in 1997, compared with $50.8 million in 1996.

Sales for the Programming Systems Division are expected to continue to experience pressure due primarily to delays in new product introductions by the Company. The Company believes that increased competition in the areas where new Data I/O product introductions are not scheduled to occur until 1998, or where these new products will not be available in production volumes until 1998, or where products are nearing the end of their product life cycles, adversely affected sales in 1997 and will continue to do so. In addition, the declines in non-automated programming systems also reflect the continuing market shift away from the Company's traditional line of higher-price IC programmers for the engineering market, toward lower-price programmers. As a result, the Company believes that until its new products are released and shipping in production quantities, overall demand for its programming systems will likely be flat or may decrease in 1998. Recent changes in programmable IC technology, such as increasingly complex logic ICs, lower voltage requirements and higher pin counts, and the increasing need for higher quality and high-volume programming by users of programmable ICs means that there is a significant market need for more sophisticated programmers with new programming technology and automated programming systems. The Company currently has development projects underway for new programmer and automation technology designed to address the needs perceived by the Company to be created by these technology changes. In addition, the Company released four new low-cost programming products late in the second quarter, consisting of the ChipWriter(TM), the ChipWriter(TM) Portable, the ChipWriter(TM) Gang and the LabSite(TM) Programming System. There can be no assurance that the Company will complete development of planned new products as scheduled or that new products will generate significant sales. See "Risk Factors" in Item 1 of Part I above.

During 1997 international sales were slightly lower as compared to 1996. Sales decreased in Europe, Canada and Japan, but increased slightly in other parts of the world. The foreign currency exchange rate changes reduced sales by approximately $1.1 million during 1997 compared to 1996. These declines were due primarily to exchange rate changes for the German Mark and the Japanese Yen. When the U.S. Dollar is stronger, sales of the Company's products in local currency translate into fewer U.S. Dollars. However, offsetting the revenue translation impact is the translation of local currency costs and expenses.

1996 vs. 1995

The decline in overall automated handling systems sales and orders in 1996 was primarily due to a slowdown in capital spending by electronics manufacturing companies. However, the Company believes that increased competition in areas where new Data I/O product introductions were not scheduled to occur until future periods, or where products are nearing the end of their life cycles, also had a negative affect on sales in 1996.

The Company believes the declines in non-automated programming systems also reflect the continuing market shift away from the Company's traditional line of higher-priced IC programmers for the engineering market, toward lower-priced programmers. This shift has been caused in part by advances in semiconductor processing technology that have lowered the barriers to entry in the programmer business over the last several years. This has caused new market entrants to appear regularly, each trying to carve out a niche. New entrants cause downward price pressure, and each cycle of new competitors lowers the acceptable price of a conventional IC programmer in the customer's view. In addition, the Company believes that technological improvements in personal computers and design software tools have caused a shift in the demand for IC design tools by engineering design teams away from hardware tools in favor of increased software design tools. These industry changes had, and are continuing to have, an adverse effect on the Company's IC programmer sales and gross margins, especially because the Company's products historically have been oriented toward hardware tools and, within hardware tools, toward higher-priced IC programmers.

The Company experienced a small decrease in international sales during 1996 due to lower sales in Europe due to the slowdown in capital spending by electronics manufacturing companies and the negative impact of foreign currency exchange rate changes, which were partially offset by increased sales in Asia. The foreign currency exchange rate changes reduced sales by approximately $1.0 million during 1996 compared to 1995. These declines were due primarily to rate changes for the German Mark and the Japanese Yen. When the U.S. Dollar is stronger, sales of the Company's products in local currency translate into fewer U.S. Dollars. However, offsetting the revenue translation impact is the translation of local currency costs and expenses.

GROSS MARGIN

(in thousands)                      1997             Change               1996             Change              1995
-----------------------------------------------------------------------------------------------------------------------
Gross margin                      $23,536              2.7%             $22,926            (23.9%)            $30,110
Percentage of net sales             50.9%                                 46.9%                                 52.4%
-----------------------------------------------------------------------------------------------------------------------

1997 vs. 1996

The gross margin increased in Dollars and as a percentage of sales during 1997 compared to 1996. The increase in gross margin is due primarily to less inventory reserves recorded in 1997, offset by lower volumes and lower product margins in 1997. The relatively high fixed component of cost of goods sold causes any shift in total volume to have a significant impact on gross margin. The shift in mix of product revenues from higher-priced and higher-margin non-automated programming systems to the lower-priced alternatives has lowered the overall product gross margins. Also contributing to the decline of gross margin was the strengthening of the U.S. Dollar in relation to the Japanese Yen and the German Mark, in which approximately 21% of the Company's 1997 sales were denominated.

1996 vs. 1995

The gross margin decreased in Dollars and as a percentage of sales during 1996 compared to 1995. The decrease in gross margin was due primarily to lower volumes, lower product margins and increases in inventory reserves in 1996. The shift in mix of product revenues from higher-priced and higher-margin non-automated programming systems to the lower-priced alternatives also lowered the overall product gross margins. Also contributing to the decline of gross margin was the strengthening of the U.S. Dollar in relation to the Japanese Yen and the German Mark, in which approximately 18% of the Company's sales were denominated.


RESEARCH AND DEVELOPMENT

(in thousands)                      1997             Change               1996             Change              1995
-----------------------------------------------------------------------------------------------------------------------
Research and development           $7,807            (3.9%)              $8,121             23.4%              $6,581
Percentage of net sales             16.9%                                 16.6%                                 11.5%
-----------------------------------------------------------------------------------------------------------------------

1997 vs. 1996

Research and development spending decreased in amount but increased as a percentage of sales in 1997 compared to 1996. The spending decrease is primarily due to reduced spending on materials related to development projects and open job positions. The increase as a percentage of sales is due to lower sales volume. The Company expects to continue its significant investment in research and development, especially for projects related to planned 1998 product introductions.

The Company believes it is essential to invest in research and development to support its existing products and to create new products as markets develop and technologies change. The Company is focusing its research and development efforts in its strategic growth markets, namely new programming technology and automated handling systems for the manufacturing environment. The Company expects to continue this focus in the future and believes that it is essential to invest in research and development to support its existing products and to create new products as markets develop and technologies change.

1996 vs. 1995

Research spending increased both in Dollars and as a percentage of sales. The increase was primarily due to additional product development projects, including those related to products introduced in 1997, and additional engineering staff compensation costs.

SELLING, GENERAL AND ADMINISTRATIVE

(in thousands)                      1997             Change              1996               Change             1995
-----------------------------------------------------------------------------------------------------------------------
Selling, general
  and administrative              $13,924             (4.8%)            $14,618             (7.0%)            $15,719
Percentage of net sales             30.1%                                 29.9%                                 27.3%
-----------------------------------------------------------------------------------------------------------------------

1997 vs. 1996

The decrease in selling, general and administrative expenses during 1997 as compared to 1996 is primarily due to decreased costs related to the 1996 closure of the UK office, decreased travel costs and decreased Dollar costs in the Company's foreign offices due to the strengthened US Dollar, offset by increased commissions due to an increased number of sales representatives in the US and Canada.

1996 vs. 1995

The decrease in selling, general and administrative expenditures during 1996 relative to 1995 was primarily due to decreased commissions, incentive compensation and decreased expenses in the Company's foreign offices, due in part to currency rate changes.


INTEREST

(in thousands)                       1997            Change                1996            Change                1995
-----------------------------------------------------------------------------------------------------------------------
Interest income                      $760            281.9%                $199            (50.0%)               $398
Interest expense                     $219            (14.5%)               $256             (6.2%)               $273
-----------------------------------------------------------------------------------------------------------------------

1997 vs. 1996

Interest income increased during 1997 compared with 1996, primarily due to an increase in the average level of funds available for investment primarily due to the sale of the Company's headquarters property in May 1997 (see "Sale of Headquarters Property") and a decrease in the average investment interest rates.

1996 vs. 1995

Interest income decreased during 1996 compared with 1995, primarily due to a decrease in the average level of funds available for investment and a decrease in the average investment interest rates.


INCOME TAXES

(in thousands)                       1997                                  1996                                  1995
-----------------------------------------------------------------------------------------------------------------------
Income tax expense                   $176                                  $121                                  $892
Effective tax rate                   3.9%                                 94.5%                                 11.2%
-----------------------------------------------------------------------------------------------------------------------

1997 vs. 1996

The effective income tax rate for 1997 differed from the expected provision at the statutory 35% tax rate primarily due to the reversal of tax valuation reserves. The adjustments to the valuation reserves were due to an ability to record a benefit for the offset of reversing temporary differences against 1997 taxable income. See Note 14 of "Notes to Consolidated Financial Statements."

The Company had valuation allowances of $164,000 at December 25, 1997 compared to $3,238,000 at December 26, 1996 and $2,292,000 at December 28, 1995. The
valuation reserves may increase should the Company incur future losses or reverse as the Company recognizes income.

1996 vs. 1995

The effective income tax rate for 1996 differed from the expected provision at the statutory 34% tax rate primarily due to the addition of tax valuation reserves. The increase in valuation reserves was due to an inability to record a benefit for foreign tax credit carryforwards and alternative minimum tax credit carryforwards as well as the reduced ability to offset reversing temporary differences against 1995 taxable income after carrying back the 1996 tax loss. See Note 14 of "Notes to Consolidated Financial Statements."

SALE OF HEADQUARTERS PROPERTY

On May 13, 1997 the Company announced the completion of the sale of land and building comprising its Redmond, Wash., corporate headquarters and excess land that had been held for resale for approximately $13.8 million, less net transaction related expenses and reimbursements of approximately $400,000. The sale includes a 10 year lease-back of the building to the Company, with an option to renew the lease for an additional 10 years. The Company realized approximately $12 million in cash after payment of transaction fees and taxes. The sale resulted in an overall pre-tax gain of approximately $5.6 million, of which approximately $2.3 million related to the excess land was recognized in the second quarter of 1997. The remainder will be amortized over the life of the lease.

INCOME AND EARNINGS PER SHARE

  (in thousands, except per share data)           1997       1996         1995
--------------------------------------------------------------------------------

Income from continuing operations                $4,386         $7       $7,043
Percentage of net sales                             9.5%       0.0%        12.2%
Earnings per share from continuing operations
  Basic Earnings per share                        $0.63      $0.00        $0.94
  Diluted earnings per share                      $0.62      $0.00        $0.89
--------------------------------------------------------------------------------

1997 vs. 1996

The increase in income and earnings per share from continuing operations in 1997 compared with 1996 is primarily due to the sale of the Company's headquarters property (see "Sale of Headquarters Property"), increased gross margins and lower operating expenses, offset by a decreased sales volume.

1996 vs. 1995

The decrease in income and earnings per share from continuing operations in 1996 compared with 1995 is primarily due to a combination of decreased sales volume, a lower gross margin percentage, increased spending on new development projects and recording of deferred tax valuation reserves.

DISCONTINUED OPERATIONS

Semiconductor Equipment Division

In November 1997, the Company sold the assets of its Semiconductor Equipment Division, Reel-Tech(TM) Inc., to General Scanning Inc., for $15.5 million, consisting of $12 million in cash, $2 million in common stock of General Scanning Inc. and $1.5 million in assumed liabilities. The assets of Reel-Tech, Inc. were purchased by the Company in August 1995. Operating results of the Semiconductor Equipment Division and the gain on the sale of this segment are as follows:

       (in thousands)                                 1997        1996       1995
                                                    --------    --------   --------
Net Sales (1)                                         $7,640      $3,744       $625
                                                    ========    ========   ========
Income (loss) from operations before income taxes        926         225       (890)
Income tax expense                                                  (109)
                                                    --------    --------   --------
Income (loss) from operations                            926         116       (890)
                                                    --------    --------   --------
Gain on disposal before income taxes                  10,422
Income tax expense                                    (2,093)
                                                    --------    --------   --------
Gain on disposal                                       8,329
                                                    --------    --------   --------
Total income (loss) on discontinued segment           $9,255        $116      ($890)
                                                    ========    ========   ========

(1) Excludes inter-segment sales to the Programming Systems Division of $1,876,000 and $322,000 in 1996 and 1995, respectively.

Synario(R) Design Automation Division

Also in November 1997, the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario Design Automation Division. Under this licensing agreement, the Company's Electronic Design Automation (EDA) products are being integrated and sold with the EDA product line of MINC
Incorporated. This transaction discontinues the Synario Design Automation Division operations of the Company. However, the Company is entitled to receive and may realize certain licensing revenues related to its ABEL and ECS products through December 31, 1999. Also, the Company negotiated a settlement to the OEM Agreement with Synopsys Inc., which is reflected in the loss on disposal. Operating results and the loss on the disposal of this segment are as follows:

(in thousands)                                     1997       1996       1995
                                                  -------    -------    -------
Net Sales (1)                                      $7,172     $7,819     $7,910
                                                  =======    =======    =======
Loss from operations before income taxes           (2,088)    (1,224)    (1,392)
Income tax benefit                                    730
                                                  -------    -------    -------
Loss from operations                               (1,358)    (1,224)    (1,392)
                                                  -------    -------    -------
Loss on disposal before income taxes               (1,205)
Income tax benefit                                    422
                                                  -------    -------    -------
Loss on disposal                                     (783)
                                                  -------    -------    -------
Total loss on discontinued segment                 (2,141)    (1,224)    (1,392)
                                                  =======    =======    =======

(1) Includes net sales of $851,000 for retained licensing rights recognized after the disposition in 1997.

INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Historically, the Company has been able to offset the impact of inflation through efficiency increases and price adjustments. Increasing price competition, especially in IC programmers, is currently diminishing and may continue to diminish the Company's ability to offset the impacts of inflation in the future.

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary's local currency and translated into U.S. Dollar amounts at average rates of exchange during the year. To date the foreign currency rate changes have not significantly impacted the Company's profitability. This is because approximately 25% of the Company's sales are made by foreign subsidiaries and independent currency fluctuations tend to minimize the translation effect of any individual currency exchange fluctuations, and the effect of individual rate changes on sales and expenses tend to offset each other. Additionally, the Company hedges its foreign currency exposure on sales of inventory and certain loans to its foreign subsidiaries through the use of foreign exchange contracts. See Note 1 of "Notes to Consolidated Financial Statements."

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)           1997       Change       1996        Change      1995
--------------------------------------------------------------------------------
Working capital         $33,226    $23,712      $10,054     ($1,951)    $12,005
Total debt               $2,000       $395       $1,605        ($12)     $1,617
--------------------------------------------------------------------------------

Working capital increased significantly during 1997 primarily due to funds received from the sale of the Company's Semiconductor Equipment Division (see "Discontinued Operations") and the sale of the corporate headquarters property (see "Sale of Headquarters Property").

The Company's trade accounts receivable related to continuing operations decreased by approximately $1.5 million during 1997 primarily due to more successful collections toward year-end and decreased sales volume in 1997. The Company increased its inventory level by $618,000 during 1997, primarily due to the ProMaster 970 beta units in inventory at year-end 1997. Other current assets increased $3.3 million in 1997 primarily due to accounts receivable related to the Reel-Tech and Synario Design Automation Divisions which were not sold as a part of the disposals of these divisions in November 1997.

Accounts payable and accrued expenses increased by $4.2 million primarily due to accrual of additional contingent payments related to the 1995 acquisition of Reel-Tech, accrued incentive compensation, income taxes payable, and accrued employee separation and relocation costs and remaining accounts payable and accruals related to the disposed business segments.

As of December 25, 1997, the Company had total debt of $2.0 million or approximately 6% of its $34.6 million in equity. Of this current debt, $1.5 million was for the balance of the purchase price of the CAD/CAM Group that was paid in January 1998 and the balance was borrowings on its foreign line of credit. At December 25, 1997, the Company also had an unused $8.0 million U.S. line of credit maturing in May 1998 under which borrowings would incur interest at the bank's published prime rate or the LIBOR rate plus 110 basis points.

The foreign line of credit of $1.3 million matures in August 1998. Historically, this debt and the U.S. line of credit, have been structured as short-term and have been renewed on their maturity dates. The Company expects to be able to renew these lines of credit on maturity under substantially the same terms as those presently in place. No assurances can be made, however, in regard to the renewal of these agreements.

The Company estimates that capital expenditures for property, plant and equipment during 1998 will be approximately $2.1 million. Such expenditures are expected to be funded from internally generated funds and, if necessary, borrowings from the Company's existing credit lines. Although the Company fully expects that such expenditures will be made, it has commitments for only a small portion of these amounts.

At December 25, 1997, the Company's material short-term unused sources of liquidity consisted of approximately $33.0 million in cash, cash equivalents and marketable securities and available borrowings of $8.0 million under its U.S. line of credit and approximately $769,000 under its foreign line of credit. The Company believes these sources and cash flow from operations will be sufficient during 1998 to fund working capital needs, service existing debt and finance planned capital acquisitions.

SHARE  REPURCHASE  PROGRAM

The Company announced on October 27, 1995 a share repurchase program which authorized the Company to repurchase up to 7.5% (approximately 570,000 shares) of its outstanding shares of common stock. On February 21, 1996 and May 13, 1997 the Company announced an extension of the share repurchase program which authorized the Company to repurchase up to an additional 8% (approximately 570,000 shares) and approximately 14.5% (up to 1,000,000 shares) respectively of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Purchases may commence or be discontinued at any time. As of December 25, 1997, the Company had repurchased 1,016,200 shares at a total cost of approximately $7.1 million.

General

IMPACT OF YEAR 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has completed an assessment of its data processing systems and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $1 million, which includes approximately $200,000 for new hardware that will be capitalized and approximately $800,000 that will be expensed as incurred. As of December 25, 1997, the Company had incurred and expensed approximately $300,000 related to this project.

The Company believes that the project should be completed by June 30, 1998, which is prior to any anticipated impact on its operating systems. The Company believes, based on its current understanding of its systems, that with modifications to the existing software and conversions to new software, the Year 2000 Issue should not pose significant operational problems for its computer systems. However, if such modifications and conversions are not properly made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, cooperation of vendors and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in the area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8.   Financial Statements and Supplementary Data

See pages 27 through 44.

--------------------------------------------------------------------------------
               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
--------------------------------------------------------------------------------

To the Board of Directors and Stockholders
Data I/O Corporation

We have audited the accompanying consolidated balance sheets of Data I/O Corporation as of December 25, 1997, and December 26, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 25, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data I/O Corporation at December 25, 1997, and December 26, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Seattle, Washington                                        /s/ ERNST & YOUNG LLP
February 10, 1998                                              ERNST & YOUNG LLP



--------------------------------------------------------------------------------
                              REPORT OF MANAGEMENT
--------------------------------------------------------------------------------

The Management of Data I/O Corporation is responsible for the preparation and integrity of the Company's consolidated financial statements and related information that appears in this Annual Report on Form 10-K. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of its operations in conformity with generally accepted accounting principles. Management has included in the Company's financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

The Company maintains a system of internal control which is designed to safeguard the Company's assets and ensure that transactions are recorded in accordance with Company policies.

The Board of Directors of the Company has an Audit Committee composed of non-management Directors. The Committee meets with financial management and the independent auditors to review internal accounting controls and accounting, auditing and financial reporting matters.


/s/ JAMES J. DAVID                                            /s/ JOEL S. HATLEN
JAMES J. DAVID                                                    JOEL S. HATLEN
President                                                 Vice President Finance
                                                         Chief Financial Officer
                                                         Secretary and Treasurer

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

==============================================================================================
                                                          Dec. 25,      Dec. 26,      Dec. 28,
FOR THE YEARS ENDED                                         1997          1996         1995
----------------------------------------------------------------------------------------------
(in thousands, except per share data)

Net sales                                                  $46,284       $48,860       $57,496
Cost of goods sold                                          22,748        25,934        27,386
                                                          --------      --------      --------
Gross margin                                                23,536        22,926        30,110

Operating expenses:
     Research and development                                7,807         8,121         6,581
     Selling, general and administrative                    13,924        14,618        15,719
                                                          --------      --------      --------
        Total operating expenses                            21,731        22,739        22,300
                                                          --------      --------      --------
        Operating income                                     1,805           187         7,810

Non-operating income (expense):
     Interest income                                           760           199           398
     Interest expense                                         (219)         (256)         (273)
     Foreign currency exchange                                 (51)           (2)
     Net gain on dispositions                                2,267
                                                          --------      --------      --------
        Total non-operating income (expense)                 2,757           (59)          125
                                                          --------      --------      --------
     Income from continuing operations
        before income taxes                                  4,562           128         7,935
Income tax expense                                            (176)         (121)         (892)
                                                          --------      --------      --------
     Income from continuing operations                       4,386             7         7,043

Discontinued operations net of income taxes (Note 2):
     Loss from operations, net of income tax benefit          (432)       (1,108)       (2,282)
     Gain on disposals, net of income taxes                  7,546
                                                          --------      --------      --------
        Income (loss) from discontinued operations           7,114        (1,108)       (2,282)
                                                          --------      --------      --------
Net income (loss)                                          $11,500       ($1,101)       $4,761
                                                          ========      ========      ========

Basic earnings (loss) per share:
     From continuing operations                              $0.63         $0.00         $0.94
     From discontinued operations                             1.03         (0.16)        (0.30)
                                                          --------      --------      --------
     Total basic earnings per share                          $1.66        $(0.16)        $0.64
                                                          ========      ========      ========
Diluted earnings (loss) per share:
     From continuing operations                              $0.62         $0.00         $0.89
     From discontinued operations                             1.00         (0.16)        (0.29)
                                                          --------      --------      --------
     Total diluted earnings per share                        $1.62        $(0.16)        $0.60
                                                          ========      ========      ========

Weighted average shares outstanding                          6,909         6,857         7,515
                                                          ========      ========      ========
Weighted average and potential shares outstanding            7,087         7,035         7,879
                                                          ========      ========      ========

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------
                                                               Dec. 25,      Dec. 26,
                                                                 1997          1996
-------------------------------------------------------------------------------------
(in thousands, except share data)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                    $8,113        $4,048
    Marketable securities                                        24,855
    Trade accounts receivable, less allowance for
        doubtful accounts of $394 and $362                        5,678         7,168
    Inventories                                                   8,158         7,540
    Recoverable income taxes                                                      474
    Deferred income taxes                                         1,990           762
    Other current assets                                          3,910           630
    Current assets from discontinued operations                                 3,715
                                                               --------      --------
        TOTAL CURRENT ASSETS                                     52,704        24,337

Land held for sale                                                              2,437
Property, plant and equipment - net                               3,389         8,866
Other assets                                                        532         1,016
Deferred income taxes                                             1,111
Other assets from discontinued operations                                       2,663
                                                               --------      --------
        TOTAL ASSETS                                            $57,736       $39,319
                                                               ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                             $3,760        $1,606
    Accrued compensation                                          2,958         2,220
    Deferred revenue                                              4,795         4,509
    Other accrued liabilities                                     3,117         2,095
    Accrued costs of business restructuring                                       312
    Income taxes payable                                          2,848           777
    Notes payable and current maturities of long-term debt        2,000           105
    Current liabilities from discontinued operations                            2,659
                                                               --------      --------
        TOTAL CURRENT LIABILITIES                                19,478        14,283

Long-term debt                                                                  1,500
Long-term other payables                                            561           503
Deferred gain on sale of property                                 3,083
Deferred income taxes                                                             474
                                                               --------      --------
        TOTAL LIABILITIES                                        23,122        16,760

COMMITMENTS

STOCKHOLDERS' EQUITY:
    Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none
    Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,038,786
           and 6,777,720 shares                                  16,412        15,247
    Retained earnings                                            18,345         6,845
    Unrealized loss on marketable securities                       (732)
    Cumulative translation adjustment                               589           467
                                                               --------      --------
        TOTAL STOCKHOLDERS' EQUITY                               34,614        22,559
                                                               --------      --------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $57,736       $39,319
                                                               ========      ========

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------
                                                                       Dec. 25,      Dec. 26,      Dec. 28,
For the years ended                                                      1997          1996          1995
------------------------------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
    Income from continuing operations                                    $4,386            $7        $7,043
    Adjustments to reconcile income from continuing
      operations to net cash provided by operating activities:
       Depreciation and amortization                                      1,740         2,968         3,503
       Net gain on dispositions                                          (2,267)
       Deferred income taxes                                               (459)         (129)          120
       Deferred revenue                                                     286           (60)          150
       Amortization  of deferred gain on sale                              (213)
       Net change in:
          Trade accounts receivable                                       1,547         3,993        (2,378)
          Inventories                                                      (618)          262          (960)
          Other current assets                                           (3,277)          (22)          762
           Business restructure                                            (312)         (653)         (855)
          Accounts payable and accrued liabilities                        4,185        (1,481)         (434)
                                                                       --------      --------      --------
    Cash provided by operating activities of continuing operations        4,998         4,885         6,951
    Cash used by operating activities of discontinued operations         (3,839)         (761)         (843)
                                                                       --------      --------      --------
    Net cash provided by operating activities                             1,159         4,124         6,108

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                           (1,197)       (1,819)       (2,369)
    Net proceeds on sale of property                                     13,430
    Additions to other assets                                               (14)                       (104)
    Purchases of marketable securities                                  (45,687)
    Proceeds from sales of marketable securities                         20,100
    Proceeds from sale of discontinued operations                        15,525
    Net investing activities of discontinued operations                                  (492)       (2,340)
                                                                       --------      --------      --------
       Cash provided by (used in) investing activities                    2,157        (2,311)       (4,813)

FINANCING ACTIVITIES:
    Additions to (repayment of) notes payable                               412            (9)         (351)
    Sale of common stock                                                    344           321           333
    Proceeds from exercise of stock options                                 824           426           585
    Repurchase of common stock                                               (3)       (3,028)       (4,119)
    Net financing activities of discontinued operations                    (854)                       (570)
                                                                       --------      --------      --------
       Cash provided by (used in) financing activities                      723        (2,290)       (4,122)

                                                                       --------      --------      --------
Increase (decrease) in cash and cash equivalents                          4,039          (477)       (2,827)

Effects of exchange rate changes on cash                                     26            29            44
Cash and cash equivalents at beginning of year                            4,048         4,496         7,279
                                                                       ========      ========      ========
Cash and cash equivalents at end of year                                 $8,113        $4,048        $4,496
                                                                       ========      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                               $152          $120          $121
    Income taxes                                                         $1,748          $564          $923

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                    Unrealized
                                                          Common Stock                                Loss on         Cumulative
                                                   ----------------------------      Retained       Marketable       Translation
                                                    Shares           Amount          Earnings       Securities       Adjustment
                                                 -----------      -----------      -----------     -----------      -----------
(in thousands, except share data)

Balance at December 29, 1994                       7,431,901          $20,729           $3,185                             $429

Net income                                                                               4,761
Stock options exercised                              118,125              585
Issuance of stock through
   Employee Stock Purchase Plan                       96,199              333
Purchase of Common Stock                            (562,400)          (4,119)
Cumulative translation adjustment                                                                                            26
                                                 -----------      -----------      -----------     -----------      -----------
Balance at December 28, 1995                       7,083,825           17,528            7,946                              455

Net loss                                                                                (1,101)
Stock options exercised                               81,500              426
Issuance of stock through
   Employee Stock Purchase Plan                       65,695              321
Purchase of Common Stock                            (453,300)          (3,028)
Cumulative translation adjustment                                                                                            12
                                                 -----------      -----------      -----------     -----------      -----------
Balance at December 26, 1996                       6,777,720           15,247            6,845                              467

Net income                                                                              11,500
Stock options exercised                              168,125              735
Issuance of stock through Directors Fee Plan          13,508               89
Issuance of stock through
   Employee Stock Purchase Plan                       79,933              344
Purchase of Common Stock                                (500)              (3)
Unrealized loss on marketable
   securities                                                                                            ($732)
 Cumulative translation adjustment                                                                                          122
                                                 -----------      -----------      -----------     -----------      -----------
Balance at December 25, 1997                       7,038,786          $16,412          $18,345           ($732)            $589
                                                 ===========      ===========      ===========     ===========      ===========

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Data I/O Corporation (the "Company") manufactures hardware products for users of programmable integrated circuits. The Company's principal customers use the Company's programming systems to design and manufacture electronic equipment for industrial, commercial and military applications. Customers for the Company's programming system products are located around the world, primarily in the United States, Europe and the Far East. All of the Company's manufacturing operations are located in the United States. During 1997 the Company disposed of its Semiconductor Equipment and Synario Design Automation Divisions, which removed Electronic Design Software (EDA) software products and semiconductor equipment products from the Company's product offerings. See Note 2 - Discontinued Operations.

Principles of Consolidation

The  consolidated   financial  statements  include  the  accounts  of  Data  I/O
Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reporting Period

The Company reports on a fifty-two, fifty-three week basis. Results of operations for 1997, 1996 and 1995 are for fifty-two week periods.

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

Stock-Based Compensation

The Company has elected to apply the disclosure-only provisions of the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. Accordingly, the Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's Common Stock at the date of the grant over the stock option price.

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

In an effort to minimize the effect of exchange rate fluctuations on the results of its operations, the Company hedges certain portions of its foreign currency exposure through the use of forward exchange contracts, none of which are speculative. At December 25, 1997, the Company had approximately $375,000 in foreign exchange contracts outstanding, with the contract exchange rates being approximately equal to the market exchange rates. These contract terms range from 7 to 60 days.

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments with insignificant interest rate risk. The Company invests in the highest grade commercial paper with original maturities of three months or less and conservative money market funds. Interest earned is reported in non-operating income as interest income.

Marketable Securities

Marketable securities are primarily money market funds and high-grade commercial paper, all of which are classified as available-for-sale and recorded at fair value, as defined below. Unrealized holding gains and losses are recorded, net of any tax effect, as a component of stockholders' equity. Interest earned is reported in non-operating income as interest income. Marketable securities are classified in the balance sheet as current and noncurrent based on maturity dates and the Company's expectation of sales and redemptions in the following year.

Fair value of Financial Instruments

The carrying value of cash, cash equivalents and marketable securities approximates fair value because of the short-term maturity of those instruments. The fair value of the Company's marketable securities is based upon the quoted market price on the last business day of the fiscal year plus accrued interest, if any.

Inventories

Inventories are stated at the lower of cost or market with cost being the currently adjusted standard cost, which approximates cost on a first-in, first-out basis.

Property, Plant and Equipment

Property, plant and equipment, including leasehold improvements, are stated at cost and depreciation is calculated over the estimated useful lives of the related assets or lease terms on the straight-line basis.

Revenue Recognition

Revenue from product sales is recognized at the time of shipment or customer acceptance, if an acceptance clause is specified in the sales terms. Revenue from software products licensed to original equipment manufacturers is recognized when earned per the terms of the contracts. Revenue from the sale of service and update contracts is recorded as deferred revenue and recognized on a straight-line basis over the contractual period.

Research and Development

Research and development costs are expensed as incurred. No software development costs have been capitalized due to immateriality.

Advertising Expense

The Company expenses advertising costs as incurred. Total advertising expenses related to continuing operations were $1,676,000, $2,052,000, and $1,663,000 in 1997, 1996 and 1995, respectively.

Warranty Expense

The Company warrants its products against defects for periods ranging from ninety days to one year. The Company provides for the estimated cost which may be incurred under its product warranties.

Income Taxes

Income tax expense includes U.S., state and foreign income taxes. Certain items of income and expense are not reported in both the tax returns and financial statements in the same year. The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Earnings Per Share

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the SFAS 128 requirements and such effects were not material.

Diversification of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company's cash, cash equivalents and marketable securities consist of high quality financial instruments. The Company's trade receivables are geographically dispersed and include customers in many different industries. Management believes that any risk of loss is significantly reduced due to the diversity of its end-customers and geographic sales areas. The Company performs on-going credit evaluations of its customers' financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

Reclassifications

Certain prior years' balances have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

The FASB issued SFAS 130, Reporting Comprehensive Income and SFAS 131, Disclosures About Segments of an Enterprise and Related Information. SFAS 130 established standards for reporting comprehensive income in annual and interim financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt SFAS 130 and 131 in 1998 and does not anticipate any impact on the Company's consolidated results of operations, financial position or cash flows.

NOTE 2 - DISCONTINUED OPERATIONS

In November 1997, the Company sold the assets of its Semiconductor Equipment Division, Reel-Tech(TM) Inc., to General Scanning Inc., for $15.5 million, consisting of $12 million in cash, $2 million in stock and $1.5 million in assumed liabilities. The consolidated financial statements include the results of operations of Reel-Tech, Inc. since the acquisition of this business on August 31, 1995. Also in November 1997, the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario(R) Design Automation Division. Under this licensing agreement, the Company's Electronic Design Automation (EDA) products are being integrated and sold with the EDA product line of MINC Incorporated. This transaction discontinues the Synario Design Automation Division operations of the Company. However, the Company is entitled to receive and may realize certain licensing revenues related to its ABEL and ECS products through December 31, 1999.

The income from operations of these discontinued segments have been accounted for as discontinued operations, and accordingly, their operations are segregated in the accompanying statements of operations. Operating results of the discontinued segments and the gain on the sale of these segments are as follows:

Semiconductor Equipment Division
--------------------------------
(in thousands)                                             1997            1996            1995
                                                        -----------     ----------     -----------
Net sales (1)                                              $7,640         $3,744            $625
                                                        ===========     ==========     ===========
Income (loss) from operations before income taxes             926            225           (890)
Income tax expense                                                          (109)
                                                        -----------     ----------     -----------
Income (loss) from operations                                 926            116           (890)
                                                        -----------     ----------     -----------
Gain on disposal before income taxes                       10,422
Income tax expense                                         (2,093)
                                                        -----------     ----------     -----------
Gain on disposal                                            8,329
                                                        -----------     ----------     -----------
Total income (loss) from discontinued segment              $9,255           $116          ($890)
                                                        ===========     ==========     ===========

(1) Excludes inter-segment sales to the Programming Systems Division of $1,876,000 and $322,000 in 1996 and 1995, respectively.

Synario Design Automation Division
----------------------------------
(in thousands)                                             1997          1996 (2)        1995 (2)
                                                        -----------     ----------     -----------
Net sales (1)                                               $7,172       $7,819          $7,910
                                                        ===========     ==========     ===========
Loss from operations before income taxes                   (2,088)       (1,224)        (1,392)
Income tax benefit                                             730
                                                        -----------     ----------     -----------
Loss from operations                                       (1,358)       (1,224)        (1,392)
                                                        -----------     ----------     -----------
Loss on disposal before income taxes                       (1,205)
Income tax benefit                                             422
                                                        -----------     ----------     -----------
Loss on disposal                                             (783)
                                                        -----------     ----------     -----------
Total loss from discontinued segment                       (2,141)       (1,224)        (1,392)
                                                        ===========     ==========     ===========

(1) Includes net sales of $851,000 for retained licensing rights recognized after the disposition in 1997.

(2) Includes sales and operations of the ABEL product which was previously reported as part of the Programming Systems Division.

The disposition transactions of these segments were completed prior to December 25, 1997. The Company retained the existing trade accounts receivable and certain liabilities related to the disposed segments, which are classified as other current assets and other current liabilities in the Consolidated Balance Sheet at December 25, 1997. The components of assets and liabilities of these discontinued segments included in the Consolidated Balance Sheet at December 26, 1996, are as follows:

(in thousands)
Trade accounts receivable                                             $2,628
Inventory                                                                720
Other current assets                                                     367
                                                                 ------------
     Total current assets                                              3,715
                                                                 ------------
Properties, plant and equipment, net                                     564
Other assets                                                           2,099
                                                                 ------------
     Total assets                                                      6,378
                                                                 ------------
Accounts payable and accrued expenses                                  1,674
Deferred revenue                                                         985
                                                                 ------------
     Total current liabilities                                         2,659
                                                                 ------------
     Net assets of discontinued operations                            $3,719
                                                                 ============

NOTE 3 - PROVISION FOR BUSINESS RESTRUCTURING

During the fourth quarter of 1993, the Company recorded a pretax charge of $6.1 million related to the restructure of its sales and distribution channels, downsizing its operations to a level consistent with anticipated lower sales and product margins, and consolidation and outsourcing of certain manufacturing processes. Of the total $6.1 million restructuring charge, the Company paid approximately $1.5 million in cash in 1993, $2.1 million in 1994, $855,000 in 1995, $653,000 in 1996 and $312,000 in 1997. In addition, since inception of the restructuring, the Company recorded approximately $800,000 in asset write-downs related to its restructuring.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities as of December 25, 1997 consist of the following (in thousands):

                                                              Unrealized       Unrealized        Estimated
                                                 Cost            Gains           Losses         Fair Value
                                             ------------    -------------    ------------    --------------
Corporate bonds                                   $2,774                                             $2,774
Medium- and short-term notes                       2,934                                              2,934
Euro-dollar bonds                                 16,629                                             16,629
Taxable auction securities                           500                                                500
General Scanning Inc. common stock                 2,000                           ($732)             1,268
Cash held in escrow                                  750                                                750
                                             ------------    -------------    ------------    --------------
                                                 $25,587                           ($732)           $24,855
                                             ============    =============    ============    ==============

Certain of the bonds, notes and securities held have maturity dates beyond one year. However, the Company does not anticipate holding these investments for more than one year and have therefore classified them all as short-term, available-for-sale investments as of December 25, 1997.

The Company received 75,118 shares of General Scanning Inc. common stock as consideration in the sale of the assets of the Company's Semiconductor Equipment Division in November 1997 (see Note 2 - Discontinued Operations). As of December 25, 1997, the market value of the General Scanning Inc. common stock had decreased. This unrealized loss has been reported as a separate component of shareholders equity, net of tax. Also in connection with the Company's sale of the assets of its Semiconductor Equipment Division, $750,000 of the proceeds were placed in escrow for a period of one year after the transaction date.

NOTE 5 - INVENTORIES

Net inventories consisted of the following components (in thousands):

                                         Dec. 25,                  Dec. 26,
                                           1997                      1996
                                   ------------------        -----------------
Raw material                              $2,965                    $3,523
Work-in-process                            2,470                     2,184
Finished goods                             2,723                     1,833
                                   ------------------
                                                             =================
                                          $8,158                    $7,540
                                   ==================        =================

NOTE 6 - SALE OF LAND

The Company announced on May 13, 1997, the sale of the land and building comprising its Redmond, Washington, corporate headquarters for $13.8 million, less net transaction related expenses and reimbursements of approximately $400,000. The sale includes a 10 year lease-back of the building to the Company, with an option to renew the lease for an additional 10 years.

The Company realized $12 million in cash after payment of transaction fees and taxes. The sale represents an overall pre-tax gain to the Company of $5.6 million. Of this amount, $2.3 million was recognized in 1997 with the remainder to be amortized over the life of the lease.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                          Dec. 25,             Dec. 26,
                                            1997                 1996
                                       ---------------      ---------------
Land                                                           $     910
Building and improvements                 $      83                7,539
Equipment                                    21,493               20,372
                                       ---------------      ---------------
                                             21,576               28,821
Less accumulated depreciation                18,187               19,955
                                       ---------------      ===============
Property, plant and equipment - net          $3,389               $8,866
                                       ===============      ===============

NOTE 8 - OTHER ASSETS

Other assets consisted of the following components (in thousands):

                                           Dec. 25,               Dec. 26,
                                             1997                   1996
                                       ---------------      ---------------
Long-term lease deposits                  $     220            $     234
Investment in product lines                   3,749                3,749
                                       ---------------      ---------------
                                              3,969                3,983
Less accumulated amortization                 3,437                2,967
                                       ---------------      ===============
Other assets - net                             $532               $1,016
                                       ===============      ===============

Total amortization recorded for 1997, 1996 and 1995 was $470,000, $475,000 and $669,000, respectively.

Investment In Product Lines: Quality Automation

On September 25, 1992, the Company exercised options acquired in 1990 to purchase the assets, technology and rights in the products of Quality Automation Inc., and Q.A. Engineering, Inc. (both herein combined and referred to as "Quality Automation" or "QA"). Of the total acquisition cost, approximately $3.8 million of various identifiable intangible assets were reported as Other Assets in the accompanying balance sheets and are being amortized ratably over the economic life of the specific assets acquired (three to five years). The net book value of the assets capitalized in Other Assets related to this acquisition is $310,000 and $780,000 at December 25, 1997, and December 26, 1996,
respectively.

NOTE 9 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable as of December 25, 1997 and December 26, 1996 consisted of borrowings under a $1.3 million unsecured foreign revolving line of credit maturing in November 1998 with variable interest rates of 1.8% to 3.5% and weighted-average interest rates of 2.4% and 1.8% at December 25, 1997 and December 26, 1996, respectively.

Current maturities of long-term debt and long-term debt as of December 25, 1997 and December 26, 1996 relate to an unsecured note payable for $1.5 million, which matured and was repaid on January 19, 1998, with variable interest rates based on one-year U.S. Treasury Bills (5.4% at December 25, 1997 and 5.5% at December 26, 1996).

The Company also has a U.S. unsecured revolving line of credit of $8 million maturing May 31, 1998 with variable interest rates of the lender's prime rate or LIBOR plus 1.1% at the Company's option.

Historically, the U.S. and foreign lines of credit have been structured as short-term and have been continuously renewed on their maturity dates. The Company anticipates renewing these lines of credit in 1998 under substantially the same terms. No assurance can be made, however, in regard to the renewal of these agreements if the Company again experiences losses.

NOTE 10 - COMMITMENTS

The Company has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows (in thousands):

                      1998                $1,435
                      1999                 1,233
                      2000                 1,183
                      2001                 1,167
                      2002                 1,244
                      Thereafter           5,032

Lease and rental expense was  $1,060,000,  $809,000,  and $967,000 in 1997, 1996
and 1995, respectively. The Company has renewal options on substantially all of its major leases.

NOTE 11 - STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 25, 1997, there were 1,058,250 shares of common stock reserved for issuance and 141,250 shares available for future grant under the Company's employee stock option plans. Pursuant to these plans, options are granted to officers and key employees of the Company with exercise prices equal to the fair market value of the common stock at the date of grant and generally vest over four years. Options granted under the plans have a maximum termination date of six years from the date of grant.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 1997, 1996 and 1995, a total of 79,933, 65,695 and 96,199 shares were purchased under the plan at average prices of $4.30, $4.88 and $3.46 per share, respectively. At December 25, 1997, a total of 404,812 shares were reserved for future issuance.

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

Retirement Savings Plan

The Company has a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 17% of their pre-tax salary, subject to the annual IRS limitation. In fiscal years 1997, 1996 and 1995, the Company contributed one Dollar for each Dollar contributed by a participant, with a maximum contribution of 4% of a participant's earnings. The Company's matching contribution expense for the savings plan was approximately $432,000, $478,000 and$455,000 in 1997, 1996 and 1995, respectively.

Director Fee Plan

The Company has a Director Fee Plan which provides for the payment of the annual retainer fees to directors who are not employees of Data I/O Corporation by delivery of shares of the Company's common stock. The number of shares is determined by dividing the fee by the share price on the first trading day of the year or as of the date such Director is elected to the Board of Directors. A total of 200,000 shares were authorized in 1996 for the plan. During 1997 a total of 13,508 shares were issued at a weighted-average price of $6.58 for fees related to 1996, and during 1998 a total of 20,932 shares will be issued at a weighted-average price of $5.13 for fees related to 1997. Compensation expense recorded in 1997 and 1996 related to these shares was approximately $107,000 and $89,000, respectively.

Share Repurchase Program

On May 13, 1997 the Company's Board of Directors extended the Share Repurchase Program. This extension authorizes the repurchase of up to an additional 14.5% (approximately 1,000,000 shares) of the Company's outstanding common stock through open market purchases at prevailing market prices or through block purchases or through privately negotiated transactions. During 1997, the Company repurchased 500 shares of its common stock under the Share Repurchase Program. Purchases may commence or be discontinued at any time and the Board of Directors may withdraw this authorization at any time.

NOTE 12 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                           1997           1996           1995
                                                        ----------     ----------     ----------
Numerator for basic and diluted earnings per share:
   Income from continuing operations                        $4,386             $7         $7,043
   Income (loss) from discontinued operations                7,114         (1,108)        (2,282)
                                                        ==========     ==========     ==========
   Net income (loss)                                       $11,500        ($1,101)        $4,761
                                                        ==========     ==========     ==========
Denominator:
   Denominator for basic earnings per share -
       weighted-average shares                               6,909          6,857          7,515
   Employee stock options (1)                                  178            178            364
                                                        ----------     ----------     ----------
   Denominator for diluted earnings per share -
       adjusted weighted-average shares and
       assumed conversions                                   7,087          7,035          7,879
                                                        ==========     ==========     ==========
Basic earnings (loss) per share
   From continuing operations                                $0.63          $0.00          $0.94
   From discontinued operations                               1.03          (0.16)         (0.30)
                                                        ----------     ----------     ----------
   Total basic earnings per share                            $1.66         ($0.16)         $0.64
                                                        ==========     ==========     ==========
Diluted earnings (loss) per share
   From continuing operations                                $0.62          $0.00          $0.89
   From discontinued operations                               1.00          (0.16)         (0.29)
                                                        ----------     ----------     ----------
   Total diluted earnings per share                          $1.62         ($0.16)         $0.60
                                                        ==========     ==========     ==========

(1) Excludes employee stock options which were antidilutive of 71,000, 374,000, and 249,000 in 1997, 1996 and 1995, respectively.

NOTE 13 - STOCK-BASED COMPENSATION

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

                                                Employee Stock                   Employee Stock               Director
                                                   Options                    Purchase Plan Options           Fee Plan
                                         ----------------------------       -------------------------      ---------------
                                         1997        1996        1995       1997      1996       1995      1997       1996
                                         ----        ----        ----       ----      ----       ----      ----       ----
Risk-free interest rates                 6.23%       6.40%       5.94%      5.58%     5.39%      5.95%     5.98%      5.33%
Volatility factors                       1.28        0.49        0.49       1.28      0.49       0.49      1.28       0.49
Expected life of the option in years     5.06        4.75        4.75       0.50      0.50       0.50      1.00       1.00
Expected dividend yield                  None        None        None       None      None       None      None       None

For purposes of pro forma disclosures, the estimated fair value of the options granted, which is estimated to be $2.75, $2.68 and $4.01 per share for 1997, 1996 and 1995, respectively, is amortized to expense over the options' vesting period. During the phase in period of Statement 123, which has been applied only for options granted after 1994, the effects of applying the Statement for providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all outstanding nonvested awards. The Company's pro forma information follows (in thousands, except per share data):

                                                1997         1996         1995
                                               -------     -------       ------
Net income (loss) - as reported                $11,500     ($1,101)      $4,761
Net income (loss) - pro forma                  $10,144     ($1,582)      $4,574

Diluted earnings per share - as reported         $1.62      ($0.16)       $0.60
Diluted earnings per share - pro forma           $1.43      ($0.22)       $0.58

A summary of the Company's stock option activity, and related information follows:

                                          December 25, 1997              December 26, 1996              December 28, 1995
                                      ---------------------------    ---------------------------    ------------------------
                                                     Weighted                        Weighted                      Weighted
                                                      Average                         Average                       Average
                                                     Exercise                        Exercise                      Exercise
                                         Options       Price            Options        Price          Options        Price
                                         -------       -----            -------        -----          -------        -----
Outstanding - beginning of year          912,000       $5.22            859,125        $5.03          816,000        $3.39
   Granted                               542,000        5.01            246,250         5.42          280,750         8.21
   Exercised                            (168,125)       3.46            (81,500)        4.03         (118,125)        3.02
   Expired or Forfeited                 (368,875)       6.70           (111,875)        5.15         (119,500)        3.49
                                        --------       -----           --------        -----         --------        -----
Outstanding - end of year                917,000       $4.82            912,000        $5.22          859,125        $5.03
                                        ========                       ========                      ========

Exercisable at end of year               433,313       $4.74            349,875        $4.13          267,250        $3.55

The following table summarizes information about stock options outstanding at December 25, 1997:

                                    Options Outstanding                             Options Exercisable
                     ------------------------------------------------         ------------------------------
                                          Weighted
                                          Average            Weighted                              Weighted
                         Number          Remaining           Average              Number           Average
   Range of          Outstanding at     Contractual          Exercise         Exercisable at       Exercise
Exercise Prices         12/25/97       Life in Years          Price              12/25/97           Price
                     --------------    -------------         --------         --------------       --------
 $2.44 - $3.75          219,000             2.31              $3.17               179,625           $3.12
 $4.56 - $4.56          235,250             3.93              $4.56                70,938           $4.56
 $4.69 - $5.00          332,250             5.62              $4.99               105,000           $5.00
 $5.56 - $8.63          130,500             4.42              $7.63                77,750           $8.33
 -------------          -------             ----              -----                ------           -----
 $2.44 - $8.63          917,000             4.23              $4.82               433,313           $4.74
                        =======                                                   =======

NOTE 14 - INCOME TAXES

(in thousands)                                                                  Year Ended December
                                                                         ---------------------------------
                                                                           1997         1996        1995
                                                                         -------      -------      -------
Components of income (loss) from continuing operations before taxes:
  U.S. operations                                                         $4,034        ($842)      $6,985
  Foreign operations                                                         528          970          950
                                                                         -------      -------      -------
                                                                          $4,562         $128       $7,935
                                                                         =======      =======      =======
Income tax expense (benefit) consists of:
  Current tax expense (benefit)
    U.S. federal                                                            $506         $247         $606
    State                                                                     58          (11)          77
    Foreign                                                                   71           14           89
                                                                         -------      -------      -------
                                                                             635          250          772
  Deferred tax expense (benefit)
    U.S. federal                                                            (459)        (129)         105
    Foreign                                                                    0            0           15
                                                                         -------      -------      -------
                                                                            (459)        (129)         120
                                                                         -------      -------      -------
        Total income tax expense                                            $176         $121         $892
                                                                         =======      =======      =======

For federal income tax purposes, a deduction is received for stock option compensation gains. The benefit of this deduction, which is recorded in common stock, was $158,000, $98,000, and $222,000 in 1997, 1996 and 1995, respectively.

A reconciliation of the Company's effective income tax rate and the U.S. federal tax rate is as follows:

                                                     Year Ended December
                                                ----------------------------
                                                 1997       1996        1995
                                                -----      -----       -----
Statutory rate                                   35.0%      34.0%       34.0%
Foreign Sales Corporation tax benefit            (3.6%)    (139.9%)     (3.2%)
State and foreign income tax, net of

   federal income tax benefit                     1.5%     (57.8%)        .9%
Valuation allowance for deferred tax assets     (26.0%)    443.5%      (19.2%)
Other                                            (3.0%)   (185.3%)      (1.3%)
                                                -----      -----       -----
                                                  3.9%      94.5%       11.2%
                                                =====      =====       =====

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                     Dec. 25,      Dec. 26,
                                                                       1997         1996
                                                                     -------      -------
Deferred income tax assets:
     Allowance for doubtful accounts                                 $   113      $   114
     Inventory and product return reserves and basis differences       1,298        1,470
     Land basis                                                                     1,509
     Compensation accruals                                               235          277
     Intercompany profit                                                 187          174
     Pension and retirement accruals                                     206          240
     Accrued liabilities                                               1,308          347
     Book over tax depreciation and amortization                         157
     Foreign net operating loss carryforwards                              4          184
     Tax credit carryforwards                                              9          283
     Other, net                                                           54          267
                                                                     -------      -------
                                                                       3,571        4,865
     Valuation allowance                                                (164)      (3,238)
                                                                     -------      -------
        Total deferred income tax assets                               3,407        1,627
                                                                     -------      -------

Deferred income tax liabilities:
     Tax over book depreciation and amortization                                    1,072
     Foreign currency translation                                        306          267
                                                                     -------      -------
        Total deferred income tax liabilities                            306        1,339
                                                                     =======      =======
             Net deferred income tax assets                          $ 3,101      $   288
                                                                     =======      =======

Balance sheet classification:
     Current assets                                                  $ 1,990      $   762
     Noncurrent assets                                                 1,111
     Noncurrent liabilities                                                          (474)
                                                                     =======      =======
                                                                     $ 3,101      $   288
                                                                     =======      =======

The valuation allowance for deferred tax assets decreased $3,074,000 during the year ended December 25, 1997 due primarily to the taxable income generated in 1997, and increased $946,000 during the year ended December 26, 1996 due primarily to the loss generated in 1996 and the inability to utilize foreign tax credits. The net deferred tax assets recorded were limited to the estimated carryback benefit available from temporary differences at the time of their expected reversal.

NOTE 15 - GEOGRAPHIC SEGMENT INFORMATION

Historically, Data I/O Corporation and its subsidiaries operated within three major divisions: (1) electronic programming systems used by customers to handle, program, test and mark programmable ICs; (2) semiconductor equipment used to handle, transport and mark integrated circuits (Reel-Tech); and (3) electronic design automation software used to create designs for programmable ICs (Synario Design Automation). The Reel-Tech and Synario Design Automation Divisions were discontinued during 1997. See Note 2 for further discussion of these discontinued operations including results of these operations and related balance sheet accounts.

No one customer accounted for more than 10% of the Company's revenues in 1997, 1996 and 1995. Major operations outside the U.S. include sales and service support subsidiaries in Japan, Germany, Canada, Singapore and, through the end of 1996, the United Kingdom.

Geographic information for the three years ended December 25, 1997 is presented in the table that follows. Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. As such, U.S. export sales of $21,207,000, $20,214,000 and $18,914,000 in 1997,
1996 and 1995, respectively, have been excluded from U.S. reported net sales. Transfers between geographic areas are made at prices consistent with rules and regulations of governing tax authorities. The profit on transfers between geographic areas is not recognized until sales are made to non-affiliated customers. For purposes of the table below, the profit on the transfers between geographic areas has been shown in operating income in the geographic area where the final sale to non-affiliated customers took place. Certain general corporate expenses are charged to the U.S. segment. Identifiable assets are those assets that can be directly associated with a particular geographic area.

                                                                Year Ended December
                                                        ------------------------------------
(in thousands)                                            1997          1996          1995
                                                        --------      --------      --------
Net sales:
   U.S                                                  $ 22,290      $ 23,554      $ 31,125
   Europe                                                 11,548        12,963        15,373
   Other                                                  12,446        12,343        10,998
                                                        --------      --------      --------
                                                        $ 46,284      $ 48,860      $ 57,496
                                                        ========      ========      ========
Operating income (loss) from continuing operations:
   U.S                                                  ($   219)     ($ 2,254)     $  3,425
   Europe                                                  1,323         1,279         2,517
   Other                                                     701         1,162         1,868
                                                        --------      --------      --------
                                                        $  1,805      $    187      $  7,810
                                                        ========      ========      ========
Identifiable assets of the continuing operations:
   U.S                                                  $ 51,539      $ 26,039      $ 29,390
   Europe                                                  2,737         2,852         5,049
   Other                                                   3,460         4,050         4,114
                                                        --------      --------      --------
                                                        $ 57,736      $ 32,941      $ 38,553
                                                        ========      ========      ========

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth unaudited selected quarterly financial data for the Company for 1997 and 1996. Although the Company's business is not seasonal, growth rates of sales and earnings have varied from quarter to quarter as a result of factors such as stocking orders from international distributors, the timing of new product introductions, business acquisitions, and short-term industry and general U.S. and international economic conditions. Information as to any one or more quarters is therefore not necessarily indicative of trends in the Company's business or profitability.

(in thousands except per share data)                                                  1997
                                                             -------------------------------------------------------
For the quarters ended:                                      Mar. 27         June 26         Sept. 25        Dec. 25
                                                             -------         -------         -------         -------
   Net sales                                                 $11,867         $11,398         $11,762         $11,257
   Gross margin                                                5,958           5,596           6,320           5,662
   Income from continuing operations                             432           2,018           1,436             500
   Income (loss) from discontinued operations                  (384)           (639)           (452)           8,589
   Net income                                                     48           1,379             984           9,089
   Earnings per share from continuing operations:
        Basic                                                  $0.06           $0.29           $0.21            $.07
        Diluted                                                $0.06           $0.29           $0.20            $.07
   Total earnings per share :
        Basic                                                  $0.01           $0.20           $0.14           $1.30
        Diluted                                                $0.01           $0.20           $0.14           $1.26
   Market price per share:
        High                                                   $5.50           $6.50           $7.63           $8.00
        Low                                                    $4.38           $4.50           $4.63           $6.13

(in thousands except per share data)                                                  1996
                                                             -------------------------------------------------------
For the quarters ended:                                      Mar. 28         June 27         Sept. 26        Dec. 26
                                                             -------         -------         -------         -------
   Net sales                                                 $12,819         $12,732         $11,525         $11,784
   Gross margin                                                5,882           5,999           4,977           6,068
   Income (loss) from continuing operations                      365             (79)           (559)            280
   Income (loss) from discontinued operations                   (303)           (627)            301            (479)
   Net income (loss)                                              62            (706)           (258)           (199)
   Earnings (loss) per share from continuing operations:
        Basic                                                  $0.05          ($0.01)         ($0.08)          $0.04
        Diluted                                                $0.05          ($0.01)         ($0.08)          $0.04
   Total earnings (loss) per share:
        Basic                                                  $0.01          ($0.10)         ($0.04)          ($.03)
        Diluted                                                $0.01          ($0.10)         ($0.04)          ($.03)
   Market price per share:
        High                                                   $7.75           $6.88           $6.00           $5.63
        Low                                                    $5.38           $5.13           $4.38           $4.00

The Company completed the sale of its headquarters property resulting in a $2.3 million pre-tax gain recognized during the second quarter of 1997. The Company disposed of its Semiconductor Equipment and Synario Design Automation Divisions resulting in a gain from discontinued operations of $7.5 million net of tax during the fourth quarter of 1997.

Data I/O Corporation's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol DAIO and is quoted in many financial publications, including the Wall Street Journal. The per share prices reported in the table above are those reported by NASDAQ. The approximate number of stockholders of record and the approximate number of beneficial stockholders of record at March 2, 1998, was 927 and 4100, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding the Registrant's directors is set forth under "Election of Directors" in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 12, 1998, and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of the Company's year end. Information regarding the Registrant's executive officers is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Registrant".

Item 11.  Executive Compensation

Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 12, 1998, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." Such Proxy Statement will be filed within 120 days of the Company's year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 12, 1998, and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Voting Securities and Principal Holders." Such Proxy Statement will be filed within 120 days of the Company's year end.

Item 13.  Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Executive Compensation Plans and Arrangements

     The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

     (1) Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.16.

     (2) Retirement Plan and Trust Agreement. See Exhibit 10.7, 10.9, 10.12, 10.22, 10.27, 10.28, and 10.29.

     (3)  1985 Stock Option Plan. See Exhibit 10.1.

     (4)  1984 FutureNet Employee Stock Option Plan. See Exhibit 10.2.

     (5)  Summary of Management  Incentive  Compensation Plan. See Exhibit 10.6,
          10.10 and 10.25.

     (6) Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.5.

     (7)  Amended and Restated 1986 Stock Option Plan. See Exhibit 10.30.

     (8)  Form of Change in Control Agreements. See Exhibit 10.8.

     (9)  1996 Director Fee Plan. See Exhibit 10.13 and 10.32.

     (10) Synario Division Proceeds Sharing Plan. See Exhibit 10.14.

     (11) Letter Agreement with William J. Haydamack. See Exhibit 10.15.

     (12) Agreement and General Release with William J. Haydamack. See Exhibit 10.33.

     (13) Separation Agreement with William C. Erxleben. See Exhibit 10.34.

     (14) Consulting Agreement with William C. Erxleben. See Exhibit 10.35.

(a)  List of Documents Filed as a Part of This Report:

                                                                                                                   Page
                                                                                                                   ----
     (1)  Index to Financial Statements:

          Report of Ernst & Young LLP, Independent Auditors                                                         27

          Report of Management                                                                                      27

          Consolidated Statements of Operations for each of the three years ended December 25, 1997                 28

          Consolidated Balance Sheets as of December 25, 1997 and December 26, 1996                                 29

          Consolidated Statements of Cash Flows for each of the three years ended December 25, 1997                 30

          Consolidated Statements of Stockholders' Equity for each of the three years ended December 25, 1997       31

          Notes to Consolidated Financial Statements                                                                32

     (2)  Index to Financial Statement Schedules:

          II   Consolidated Valuation and Qualifying Accounts                                                       52


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

               3.2    The Company's Bylaws as amended and restated as of March 12, 1998.                            60

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


          4    Instruments  Defining the Rights of Security  Holders,  Including Indentures:

               4.1    Rights Agreement, dated as of April 4, 1998, between Data I/O Corporation and
                      ChaseMellon Shareholder Services, L.L.C. as Rights Agent, which includes: as
                      Exhibit A thereto, the Form of Right Certificate; and, as Exhibit B thereto, the
                      Summary of Rights to Purchase Series A Junior Participating Preferred Stock
                      (Incorporated by reference to the Company's Current Report on Form 8-K filed on
                      March 13, 1998).                                                                             N/A

               4.2    Rights Agreement, dated as of March 31, 1988, between Data I/O Corporation and First Jersey National Bank, as Rights Agent, as amended by Amendment
                      No. 1 thereto, dated as of May 28, 1992 and Amendment No. 2 thereto, dated as of July 16, 1997 (Incorporated by reference to the Company's current
                      Report on Form 8-K filed on March 13, 1998).                                                 N/A


          10   Material Contracts:

               10.1   1985 Stock Option Plan (Incorporated by reference to Exhibit 10.22 of the Company's
                      1984 Annual Report on Form 10-K  (File No. 0-10394)).                                        N/A

               10.2   1984 FutureNet Employee Stock Option Plan (Incorporated by reference to Exhibit
                      10.23 of the Company's 1984 Annual Report on Form 10-K  (File No. 0-10394)).                 N/A

               10.3   Asset Purchase Agreement, dated as of December 31, 1992, by and among Data I/O
                      Corporation, CAD/CAM Group, Inc., and certain of its shareholders, and an Amendment thereto, dated January 19, 1993 (Incorporated by reference to Exhibit 10.21 of the
                      Company's 1992 Annual Report on Form 10-K  (File No. 0-10394)).                              N/A

               10.4   Software Development Agreement, dated as of January 19, 1993, by and among Data
                      I/O Corporation, Michael J. Mendelsohn and Peter C. Niday (Incorporated by reference
                      to Exhibit 10.22 of the Company's 1992 Annual Report on Form 10-K (File No. 0-10394)).       N/A

               10.5   Amended and Restated 1983 Stock Appreciation Rights Plan dated February 3, 1993
                      (Incorporated by reference to Exhibit 10.23 of the Company's 1992 Annual Report on
                      Form 10-K  (File No. 0-10394)).                                                              N/A

               10.6   Summary of 1994 Management Incentive Compensation Plan. (Incorporated by
                      reference to Exhibit 10.25 of the Company's 1993 Annual Report on Form 10K
                      (File No. O-10394)).                                                                         N/A

               10.7   Amended and Restated Retirement Plan and Trust Agreement. (Incorporated by
                      reference to Exhibit 10.26 of the Company's 1993 Annual Report on Form 10K
                      (File No. O-10394)).                                                                         N/A

               10.8   Form of Change in Control Agreements (Incorporated by reference to Exhibit 10.20
                      of the Company's 1994 Annual Report on Form 10K (File No. 0-10394)).                         N/A

               10.9   First Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated
                      by reference to Exhibit 10.21 of the Company's 1994 Annual Report on Form
                      10K (File No. 0-10394)).                                                                     N/A

               10.10  Amended and Restated Management Incentive Compensation Plan dated January
                      1, 1996 (Incorporated by reference to Exhibit 10.20 of the Company's 1995
                      Annual Report on Form 10K (File No. 0-10394)).                                               N/A

               10.11  Amended and Restated Performance Bonus Plan dated January 1, 1996 (Incorporated by reference to Exhibit 10.21 of the Company's 1995 Annual Report on Form 10K
                      (File No. 0-10394)).                                                                         N/A

               10.12  Second Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by
                      reference to Exhibit 10.26 of the Company's 1995 Annual Report on Form 10K
                      (File No. 0-10394)).                                                                         N/A

               10.13  Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to
                      Exhibit 10.27 of the Company's 1995 Annual Report on Form 10K (File No.
                      0-10394)).                                                                                   N/A

               10.14  Synario Division Proceeds Sharing Plan (Confidential treatment has been requested for certain portions of this exhibit) (Incorporated by reference to Exhibit 10.28 of the Company's 1995 Annual Report on Form 10K (File No.
                      0-10394)).                                                                                   N/A

               10.15  Letter Agreement with William J. Haydamack (Confidential treatment has been requested for certain portions of this exhibit) (Incorporated by reference to Exhibit 10.29 of the Company's 1995 Annual Report on Form
                      10K (File No. 0-10394)).                                                                     N/A

               10.16  Data I/O Corporation 1982 Employee Stock Purchase Plan Amended and Restated
                      December 11, 1996 (Incorporated by reference to Exhibit 10.1 to the Company's
                      Registration Statement of Form S-8 (File No. 333-20657, filed January 29, 1997)).            N/A

               10.17  Business Loan Agreement dated April 24, 1996, with Seattle First National
                      Bank for $8.0 million (Incorporated by reference to Exhibit 10.30 of the
                      Company's 1996 Annual Report on Form 10K (File No. 0-10394)).                                N/A

               10.18  OEM Agreement between Synopsys, Inc. and Synario Design Automation a Division of
                      Data I/O Corporation. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to
                      Exhibit 10.31 of the Company's 1996 Annual Report on Form 10K (File No.0-10394)).            N/A

               10.19  Purchase and Sale Agreement dated as of July 9, 1996 (Relating to the sale of Data I/O Corporation's headquarters property in Redmond, Washington consisting of approximately 79 acres of land and an approximately 96,000 square foot building. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment.  The omitted portions have been separately filed with the Commission)
                      (Incorporated by reference to Exhibit 10.32 of the Company's 1996 Annual
                      Report on Form 10K (File No. 0-10394)).                                                      N/A

               10.20  Letter dated as of December 20, 1996, First Amendment and extension of the
                      Closing Date under that certain Purchase and Sale Agreement dated as of
                      July 9, 1996. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment.  The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.33 of the Company's 1996 Annual Report on Form 10K
                      (File No. 0-10394)).                                                                         N/A

               10.21  Letter dated as of February 17, 1997, Second Amendment and extension of the
                      Closing Date under that certain Purchase and Sale Agreement dated as of July 9,
                      1996. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit
                      10.34 of the Company's 1996 Annual Report on Form 10K (File No. 0-10394)).                   N/A

               10.22  Third Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated
                      by reference to Exhibit 10.35 of the Company's 1996 Annual Report on Form
                      10K (File No. 0-10394)).                                                                     N/A

               10.23  Asset Purchase Agreement, by and between Data I/O Corporation, a Washington corporation, Reel-Tech Inc., a Washington corporation, and General Scanning
                      Inc., a Massachusetts corporation, dated November 28, 1997 (Incorporated by
                      reference to Exhibit 2.1 of the Company's Form 8-K Report dated November 28, 1997).          N/A

               10.24  Master Agreement, by and between Data I/O Corporation, a Washington corporation,
                      Minc, Incorporated, a Colorado corporation, and Minc Washington Corp., a
                      Colorado corporation, dated November 12, 1997 (Incorporated by reference to
                      Exhibit 2.1 of the Company's Form 8-K Report dated November 12, 1997).                       N/A

               10.25  Amended and Restated Management Incentive Compensation Plan dated January
                      1, 1997.                                                                                      71

               10.26  Amended and Restated Performance Bonus Plan dated January 1, 1997.                            75

               10.27  Fourth Amendment to the Data I/O Tax Deferred Retirement Plan.                                78

               10.28  Fifth Amendment to the Data I/O Tax Deferred Retirement Plan.                                 79

               10.29  Sixth Amendment to the Data I/O Tax Deferred Retirement Plan.                                 80

               10.30  Amended and Restated 1986 Stock Option Plan dated May 13, 1997.                               81

               10.31  Amendment, dated May 13, 1997, to the business loan agreement dated April
                      24, 1996, with Seattle First National Bank.                                                   89

               10.32  Amended and Restated Data I/O Corporation 1996 Director Fee Plan.                             91

               10.33  Agreement and General Release with William J. Haydamack.                                      96

               10.34  Separation Agreement with William C. Erxleben.                                                98

               10.35  Consulting Agreement with William C. Erxleben.                                               103

               10.36  First Amendment to the Asset Purchase Agreement dated as of August 31, 1995, among Reel-Tech, Inc., an Indiana corporation, Norris R. Hall, Douglas R. Hall, and Reel-Tech, Inc., a Washington corporation, a wholly owned subsidiary of Data
                      I/O Corporation.                                                                             107

               10.37  Second Amendment to the Asset Purchase Agreement dated as of August 31, 1995, among Reel-Tech, Inc., an Indiana corporation, Norris R. Hall, Douglas R. Hall, and Reel-Tech, Inc., a Washington corporation, a wholly owned subsidiary of Data
                      I/O Corporation.                                                                             115

               10.38  Third Amendment to the Asset Purchase Agreement dated as of August 31, 1995, among Reel-Tech, Inc., an Indiana corporation, Norris R. Hall, Douglas R. Hall, and Reel-Tech, Inc., a Washington corporation, a wholly owned subsidiary of Data
                      I/O Corporation.                                                                             119

               10.39  Fourth Amendment to the Asset Purchase Agreement dated as of August 31, 1995, among Reel-Tech, Inc., an Indiana corporation, Norris R. Hall, Douglas R. Hall, and Reel-Tech, Inc., a Washington corporation, a wholly owned subsidiary of Data
                      I/O Corporation.                                                                             127

          22   Subsidiaries of the Registrant                                                                       53

          24   Consent of Ernst & Young LLP, Independent Auditors                                                   54

(b)  Form 8-K:

A report on Form 8-K dated November 12, 1997 was filed relating to the disposition of the Synario Design Automation Division.

A report on Form 8-K dated November 28, 1997 was filed relating to the disposition of the assets of Reel-Tech, Inc.

                              DATA I/O CORPORATION

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                       Charged/
                                                      (Credited)   Charged to
                                        Balance at     to Costs       Other                           Balance at
                                        Beginning        and        Accounts-       Deductions-        End of
                                        of Period      Expenses     Describe         Describe          Period
---------------------------------       ---------     ----------   -----------      -----------       ---------
(in thousands)
Year Ended December 28, 1995:
  Reserves and allowances
    deducted from asset accounts:
    Allowance for bad debts                $277           $55           $12(1)           $33(2)          $311
    Inventory reserves                   $1,437          $100                           $116(3)        $1,421

Year Ended December 26, 1996:
  Reserves and allowances
    deducted from asset accounts:
    Allowance for bad debts                $311          $101           $16(1)           $66(2)          $362
    Inventory reserves                   $1,421          $998                           $148(3)        $2,271

Year Ended December 25, 1997:
  Reserves and allowances
    deducted from asset accounts:
    Allowance for bad debts                $362           $53            $7(1)           $28(2)          $394
    Inventory reserves                   $2,271          $225                           $398(3)        $1,648

(1)  Collection of accounts previously written off.

(2)  Uncollectable accounts written off.

(3)  Obsolete inventories written off, net of recoveries.

                                   EXHIBIT 22
                              DATA I/O CORPORATION
                         SUBSIDIARIES OF THE REGISTRANT


The following table indicates the name, jurisdiction of incorporation and basis of ownership of each of the Company's subsidiaries:

                                                   State or           Percentage
                                                 Jurisdiction          of Voting
                                                      of              Securities
     Name of Subsidiary                          Organization            Owned
     ------------------                          ------------            -----

Data I/O Japan Company, Limited                      Japan               100%

Data I/O International, Inc.                      Washington             100%

Data I/O European Operations GmbH                   Germany              100%

Data I/O FSC International, Inc.               Territory of Guam         100%

Data I/O Canada Corporation                         Canada               100%

Data I/O  GmbH                                      Germany              100%

Data I/O Limited                                United Kingdom           100%

Reel-Tech, Inc.                                   Washington             100%

Reel-Tech Singapore Pte, Ltd.                      Singapore             100%

                                   EXHIBIT 24

--------------------------------------------------------------------------------
               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
--------------------------------------------------------------------------------


To the Board of Directors and Stockholders
Data I/O Corporation


We consent to the incorporation by reference in the Registration Statements on Form S-8 No. 333-20657 pertaining to the Company's 1982 Employee Stock Purchase Plan and Director Fee Plan, Forms S-8 No. 33-95608 and No. 33-54422 pertaining to the Company's 1986 Stock Option Plan, Form S-8 No. 33-66824 pertaining to the Company's 1982 Employee Stock Purchase Plan, Form S-8 No. 33-03958 pertaining to the Company's 1985 Stock Option Plan, and Form S-8 No. 33-02254 pertaining to the Company's 1984 FutureNet Employee Stock Option Plan, of our report dated February 10, 1998, with respect to the consolidated financial statements and schedule of Data I/O Corporation included in its Annual Report (Form 10-K) for the year ended December 25, 1997 filed with the Securities and Exchange Commission.


                                                           /s/ ERNST & YOUNG LLP
                                                               ERNST & YOUNG LLP
Seattle, Washington
March 20, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        DATA I/O CORPORATION
                                             (REGISTRANT)

DATED:   March 11, 1998                 By:  /s/  James J. David
                                             --------------------
                                             James J. David
                                                  President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 11, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.

     NAME                                          TITLE

     By:  /s/James J. David                        President
          ------------------------
          James J. David


     By:  /s/Frances M. Conley                     Director
          ------------------------                 Chairman of the Board
          Frances M. Conley


     By:  /s/Edward D. Lazowska                    Director
          ------------------------
          Edward D. Lazowska


     By:  /s/Keith L. Barnes                       Director
          ------------------------
          Keith L. Barnes


     By:  /s/Joel S. Hatlen                        Chief Financial Officer
          ------------------------                 Vice President of Finance
          Joel S. Hatlen                           Secretary, Treasurer

                               EXHIBITS INDEX

Exhibit Number                                          Title                                                      Page Number
--------------  ----------------------------------------------------------------------------------------------     -----------
3       Articles of Incorporation:

        3.1     The Company's restated Articles of Incorporation filed November 2, 1987 (Incorporated by
                reference to Exhibit 3.1 of the Company's 1987 Annual Report on Form 10-K (File No. 0-10394)).          N/A

        3.2     The Company's Bylaws as amended and restated as of March 12, 1998.                                       60

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

4       Instruments Defining the Rights of Security Holders, Including Indentures:

        4.1     Rights Agreement, dated as of April 4, 1998, between Data I/O Corporation and ChaseMellon
                Shareholder Services, L.L.C. as Rights Agent, which includes: as Exhibit A thereto, the Form of Right Certificate; and, as Exhibit B thereto, the Summary of Rights to Purchase Series A
                Junior Participating Preferred Stock (Incorporated by reference to the Company's Current
                Report on Form 8-K filed on March 13, 1998).                                                            N/A

        4.2     Rights Agreement, dated as of March 31, 1988, between Data I/O Corporation and First Jersey
                National Bank, as Rights Agent, as amended by Amendment No. 1 thereto, dated as of May 28,
                1992 and Amendment No. 2 thereto, dated as of July 16, 1997 (Incorporated by reference to the
                Company's current Report on Form 8-K filed on March 13, 1998).                                          N/A

10      Material Contracts:

        10.1    1985 Stock Option Plan (Incorporated by reference to Exhibit 10.22 of the Company's 1984
                Annual Report on Form 10-K (File No. 0-10394)).                                                         N/A

        10.2    1984 FutureNet Employee Stock Option Plan (Incorporated by reference to Exhibit 10.23 of the
                Company's 1984 Annual Report on Form 10-K (File No. 0-10394)).                                          N/A

        10.3    Asset Purchase Agreement, dated as of December 31, 1992, by and among Data I/O Corporation,
                CAD/CAM Group, Inc., and certain of its shareholders, and an Amendment thereto, dated January
                19, 1993 (Incorporated by reference to Exhibit 10.21 of the Company's 1992 Annual Report on
                Form 10-K (File No. 0-10394)).                                                                          N/A

        10.4    Software Development Agreement, dated as of January 19, 1993, by and among Data I/O
                Corporation, Michael J. Mendelsohn and Peter C. Niday (Incorporated by reference to Exhibit
                10.22 of the Company's 1992 Annual Report on Form 10-K (File No. 0-10394)).                             N/A

        10.5    Amended and Restated 1983 Stock Appreciation Rights Plan dated February 3, 1993 (Incorporated by reference to Exhibit 10.23 of the Company's 1992 Annual Report on Form 10-K (File No.
                0-10394)).                                                                                              N/A

        10.6    Summary of 1994 Management Incentive Compensation Plan. (Incorporated by reference to Exhibit
                10.25 of the Company's 1993 Annual Report on Form 10K (File No. O-10394)).                              N/A

        10.7    Amended and Restated Retirement Plan and Trust Agreement. (Incorporated by
                reference to Exhibit 10.26 of the Company's 1993 Annual Report on Form 10K
                (File No. O-10394)).                                                                                    N/A

        10.8    Form of Change in Control Agreements (Incorporated by reference to Exhibit 10.20 of the
                Company's 1994 Annual Report on Form 10K (File No. 0-10394)).                                           N/A

        10.9    First Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to
                Exhibit 10.21 of the Company's 1994 Annual Report on Form 10K (File No. 0-10394)).                      N/A

        10.10   Amended and Restated Management Incentive Compensation Plan dated January 1, 1996
                (Incorporated by reference to Exhibit 10.20 of the Company's 1995 Annual Report on Form 10K
                (File No. 0-10394)).                                                                                    N/A

        10.11   Amended and Restated Performance Bonus Plan dated January 1, 1996 (Incorporated by reference
                to Exhibit 10.21 of the Company's 1995 Annual Report on Form 10K (File No. 0-10394)).                   N/A

        10.12   Second Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to
                Exhibit 10.26 of the Company's 1995 Annual Report on Form 10K (File No. 0-10394)).                      N/A

        10.13   Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.27 of the
                Company's 1995 Annual Report on Form 10K (File No. 0-10394)).                                           N/A

        10.14   Synario Division Proceeds Sharing Plan (Confidential treatment has been requested for certain portions of this exhibit) (Incorporated by reference to Exhibit 10.28 of the Company's 1995
                Annual Report on Form 10K (File No. 0-10394)).                                                          N/A

        10.15   Letter Agreement with William J. Haydamack (Confidential treatment has been requested for certain portions of this exhibit) (Incorporated by reference to Exhibit 10.29 of the Company's
                1995 Annual Report on Form 10K (File No. 0-10394)).                                                     N/A

        10.16   Data I/O Corporation 1982 Employee Stock Purchase Plan Amended and Restated December 11, 1996
                (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement of Form S-8
                (File No. 333-20657, filed January 29, 1997)).                                                          N/A

        10.17   Business Loan Agreement dated April 24, 1996, with Seattle First National Bank for $8.0 million (Incorporated by reference to Exhibit 10.30 of the Company's 1996 Annual Report on
                Form 10K (File No. 0-10394)).                                                                           N/A

        10.18   OEM Agreement between Synopsys, Inc. and Synario Design Automation a Division of Data I/O
                Corporation. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.31 of the Company's 1996 Annual
                Report on Form 10K (File No. 0-10394)).                                                                 N/A

        10.19   Purchase and Sale Agreement dated as of July 9, 1996 (Relating to the sale of Data I/O
                Corporation's headquarters property in Redmond, Washington consisting of approximately 79 acres of land and an approximately 96,000 square foot building. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to
                Exhibit 10.32 of the Company's 1996 Annual Report on Form 10K (File No. 0-10394)).                      N/A

        10.20   Letter dated as of December 20, 1996, First Amendment and extension of the Closing Date under that certain Purchase and Sale Agreement dated as of July 9, 1996. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to
                Exhibit 10.33 of the Company's 1996 Annual Report on Form 10K (File No. 0-10394)).                      N/A

        10.21   Letter dated as of February 17, 1997, Second Amendment and extension of the Closing Date under that certain Purchase and Sale Agreement dated as of July 9, 1996. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to
                Exhibit 10.34 of the Company's 1996 Annual Report on Form 10K (File No. 0-10394)).                      N/A

        10.22   Third Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to
                Exhibit 10.35 of the Company's 1996 Annual Report on Form 10K (File No. 0-10394)).                      N/A

        10.23   Asset Purchase Agreement, by and between Data I/O Corporation, a Washington corporation,
                Reel-Tech Inc., a Washington corporation, and General Scanning Inc., a Massachusetts corporation, dated November 28, 1997 (Incorporated by reference to Exhibit 2.1 of the
                Company's Form 8-K Report dated November 28, 1997).                                                     N/A

        10.24   Master Agreement, by and between Data I/O Corporation, a Washington corporation, Minc,
                Incorporated, a Colorado corporation, and Minc Washington Corp., a Colorado corporation, dated
                November 12, 1997 (Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K Report
                dated November 12, 1997).                                                                               N/A

        10.25   Amended and Restated Management Incentive Compensation Plan dated January 1, 1997.                       71

        10.26   Amended and Restated Performance Bonus Plan dated January 1, 1997.                                       75

        10.27   Fourth Amendment to the Data I/O Tax Deferred Retirement Plan.                                           78

        10.28   Fifth Amendment to the Data I/O Tax Deferred Retirement Plan.                                            79

        10.29   Sixth Amendment to the Data I/O Tax Deferred Retirement Plan.                                            80

        10.30   Amended and Restated 1986 Stock Option Plan dated May 13, 1997.                                          81

        10.31   Amendment, dated May 13, 1997, to the business loan agreement dated April 24, 1996, with
                Seattle First National Bank.                                                                             89

        10.32   Amended and Restated Data I/O Corporation 1996 Director Fee Plan.                                        91

        10.33   Agreement and General Release with William J. Haydamack.                                                 96

        10.34   Separation Agreement with William C. Erxleben.                                                           98

        10.35   Consulting Agreement with William C. Erxleben.                                                          103

        10.36   First Amendment to the Asset Purchase Agreement dated as of August 31, 1995, among Reel-Tech,
                Inc., an Indiana corporation, Norris R. Hall, Douglas R. Hall, and Reel-Tech, Inc., a
                Washington corporation, a wholly owned subsidiary of Data I/O Corporation.                              107

        10.37   Second Amendment to the Asset Purchase Agreement dated as of August 31, 1995, among Reel-Tech,
                Inc., an Indiana corporation, Norris R. Hall, Douglas R. Hall, and Reel-Tech, Inc., a
                Washington corporation, a wholly owned subsidiary of Data I/O Corporation.                              115

        10.38   Third Amendment to the Asset Purchase Agreement dated as of August 31, 1995, among Reel-Tech,
                Inc., an Indiana corporation, Norris R. Hall, Douglas R. Hall, and Reel-Tech, Inc., a
                Washington corporation, a wholly owned subsidiary of Data I/O Corporation.                              119

        10.39   Fourth Amendment to the Asset Purchase Agreement dated as of August 31, 1995, among Reel-Tech,
                Inc., an Indiana corporation, Norris R. Hall, Douglas R. Hall, and Reel-Tech, Inc., a
                Washington corporation, a wholly owned subsidiary of Data I/O Corporation.                              127

                              AMENDED AND RESTATED
                                     BYLAWS
                                       OF
                              DATA I/O CORPORATION

                              As of March 12, 1998

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

                                   ARTICLE IV

                               Board of Directors

     (1) Number and Powers: The management of all the affairs, property and interest of the corporation shall be vested in a Board of Directors consisting of four (4) persons, who shall be elected for a term of one year, and shall hold office until their successors are elected and qualified. Directors need not be shareholders or residents of the State of Washington. In addition to the powers and authorities by these Bylaws and the Articles of Incorporation expressly conferred upon it, the Board of Directors may exercise all such powers of the corporation and do all such lawful acts and things as are not prohibited by statute or by the Articles of Incorporation or by these Bylaws or as directed or required to be exercised or done by the shareholders.

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

     Most recently amended by resolution of the corporation's Board of Directors on March 12, 1998.



                                        /s/JOEL S. HATLEN
                                        --------------------------
                                        Joel S. Hatlen, Secretary

                              DATA I/O CORPORATION

                     MANAGEMENT INCENTIVE COMPENSATION PLAN

                      Amended and Restated January 1, 1997

ARTICLE I

Purpose and Effective Date

This Management Incentive Compensation Plan (the "Plan") is intended to promote the interests of Data I/O Corporation by stimulating the efforts of key management staff through the opportunity to share in the success of the Company. This amended and restated Plan is effective January 1, 1997.

ARTICLE II

Definitions

2.1     "Administrator" shall mean the Compensation Committee of the Board.

2.2 "Annual Base Pay" shall mean with respect to a Participant the Participant's base pay earnings during the Plan Year including pay for paid time off (PTO), holidays, and long term sick time off and excluding pay for overtime, bonuses, relocation, and other similar additional pay.

2.3 "Board" shall mean the Board of Directors of Data I/O Corporation, a Washington corporation.

2.4     "Company" shall mean Data I/O Corporation and all of its subsidiaries.

2.5 "Compensation Committee" shall mean the Compensation Committee of the Board.

2.6 "Earnings Per Share" shall mean pre-tax income per the audited year end financial statements, less any gains and losses on sales or disposals of assets not occurring in the normal course of business, less any investment banker fees, less taxes, at a pre-determined rate, divided by a pre-determined annual weighted average shares outstanding. Due to the exclusion of gains and losses on the sale or disposal of assets and income taxes and weighted average shares outstanding being calculated at a pre-determined rate, the earnings per share for purposes of this plan may not equal those per the audited financial statements.

2.7 "Team member" shall mean any person employed by the Employer in any capacity.

2.8     "Employer" shall mean the Company.

2.9     "Guideline"  shall  mean the  percentage  of  Annual  Base Pay which the
        Participant can receive in incentive compensation if the Company achieves its Target. The Guideline shall be approved by the Administrator based on the following table:

        Management level                   Guideline %
        ----------------                   -----------
            Officer                         30% - 50%
            Director                        20% - 25%
            Manager                         10% - 20%

2.10 "Participant" shall mean any Team member who meets the eligibility requirements set forth in Article III.

2.11 "Plan" shall mean the Management Incentive Compensation Plan set forth herein.

2.12 "Plan Year" shall mean the period commencing on January 1 and ending on the following December 31.

ARTICLE III

Eligibility

An Team member is eligible to participate in the Plan during a Plan Year if:

(a) The Team member is not a participant in any other commission, incentive or bonus plan for the Plan Year (being a recipient of a spot award or a service award does not eliminate eligibility); and

(b) As of the end of the Plan Year the Team member is employed on the payroll of the Company; and

(c) Is employed as a regular full time or part time team member (not temporary or contract team member); and

(d) The Team member is a direct report to an elected officer of the Company or a direct report of a direct report of an Officer of the Company; and

(e)     The Team member has an annual base salary in excess of $60,000.

ARTICLE IV

Target Payout Calculation

4.1 "Target" is stated in terms of Earnings Per Share and is set annually by the Administrator at a level which may or may not correspond to the Company's operating plan for earnings per share for that year.

4.2 Payout at Target is equal to Guideline percent of Annual Base Pay. Payouts between Threshold and Target and between Target and Maximum are prorated linearly.

4.3 "Threshold" is the minimum performance level at which a payout under the Plan will be made. Threshold is set annually by the Administrator and is represented as a percent of the Earnings Per Share Target. Payout when Threshold is met is set annually by the Administrator and is represented as a percent of Guideline.

4.4 "Maximum" is the performance level at which the payout under the Plan discontinues to increase. Maximum is set annually by the Administrator and is represented as a percent of the Earnings Per Share Target. Payout when Maximum is met is set annually by the Administrator and is represented as a percent of Guideline.

ARTICLE V

Payment

5.1 Payouts shall be paid by the Company as soon as practicable after the end of the Plan Year. The Company shall use its best efforts to make such payments by March 15 following the end of the Plan Year.

5.2 Notwithstanding anything in the Plan to the contrary, the Company shall withhold from all payments made under the Plan any amount which the Company is required to withhold for any applicable state, federal, or local taxes.

ARTICLE VI

Administration

6.1 The Plan shall be administered by the Administrator. The Administrator shall interpret the Plan and may from time to time make such decisions and adopt such rules and regulations for amending or interpreting the Plan as it deems appropriate.

6.2     The  Administrator  shall  have  complete  authority  to  determine,  in accordance with the provisions of the Plan, the existence or non-existence, nature and amount of the rights and interest of the Team member and his beneficiaries under the Plan. In any action or proceeding affecting the Plan, the Administrator shall be the only necessary party, and no team member or former team member of the Employer or any other person having or claiming to have an interest under the Plan shall be entitled to any notice or process. Any judgment which may be entered in any such action or proceeding shall be binding and conclusive on all persons having or claiming to have any interest under the Plan.

ARTICLE VII

Indemnification

The Company shall defend, indemnify, and hold all officers and directors of the Company, the Administrator, and all members of the Compensation Committee harmless from and against any and all loss, liability, damage and/or deficiency (including, without limitation, reasonable attorney's fees) arising out of the establishment or operation of this Plan.

ARTICLE VIII

Amendment and Termination

The Administrator shall have the power, right and authority to amend, discontinue, or terminate the Plan in its sole discretion; provided no accrued payouts as of the end of a Plan Year may be reduced on account of any amendment or action of the Administrator.

ARTICLE IX

Miscellaneous

9.1 Source of Funding. The rights of a Participant to benefits under the Plan shall be solely those of an unsecured creditor of the Company and all benefits payable under the Plan shall be paid from the general funds of the Company.

9.2 This agreement shall not be deemed to constitute a contract of employment between any team member and the Company nor shall any provision restrict the right of the Company to discharge any team member, or restrict the right of any team member to terminate his employment with the Company.

9.3 A Participant or beneficiary shall have no right to transfer, assign, encumber, hypothecate, pledge, put up as collateral for a loan, or otherwise dispose of his right to receive payments under the Plan.

9.4 The provisions of the Plan shall bind and inure to the benefit of the Company and its successors and assigns.

9.5     All   expenses   and  costs  in   connection   with  the   adoption  and
        administration of the Plan shall be borne by the Company.

9.6 The provisions of the Plan shall be governed by and construed in accordance with the laws of the State of Washington. Invalidation of any one or the provisions of the Plan for any reason shall in no way affect the other provisions hereof, and all such other provisions shall remain in full force and effect.

DATA I/O CORPORATION

By /s/Joel S. Hatlen

Its Treasurer

     Date: February 20, 1997

                              DATA I/O CORPORATION

                             PERFORMANCE BONUS PLAN

                       Amended & Restated January 1, 1997

ARTICLE I

Purpose and Effective Date

This Performance Bonus Plan (the "Plan") is intended to promote the interests of Data I/O Corporation by stimulating the efforts of its team members through the opportunity to share in the success of the Company. This amended and restated Plan is effective January 1, 1997.


ARTICLE II

Definitions

2.1     "Administrator" shall mean the Compensation Committee of the Board.

2.2 "Annual Base Pay" shall mean with respect to a Participant the Participant's base pay earnings during the Plan Year including pay for PTO, holidays, and long term sick and excluding pay for overtime, bonuses, relocation, and other similar additional pay.

2.3 "Board" shall mean the Board of Directors of Data I/O Corporation, a Washington corporation.

2.4     "Company" shall mean Data I/O Corporation and all of its subsidiaries.

2.5 "Compensation Committee" shall mean the Compensation Committee of the Board.

2.6 "Earnings Per Share" shall mean pre-tax income per the audited year end financial statements, less any gains and losses on sales or disposals of assets not occurring in the normal course of business, less investment banker fees, less taxes, at a pre-determined rate, divided by a pre-determined annual weighted average shares outstanding. Due to the exclusion of gains and losses on sales of assets and income taxes and weighted average shares outstanding being calculated at a pre-determined rate, the earnings per share for purposes of this plan may not equal those per the audited financial statements.

2.7 "Team member" shall mean any person employed by the Employer in any capacity.

2.8     "Employer" shall mean the Company.

2.9 "Participant" shall mean any team member who meets the eligibility requirements set forth in Article III.

2.10    "Plan" shall mean the Performance Bonus Plan set forth herein.

2.11 "Plan Year" shall mean the period commencing on January 1 and ending on the following December 31.

ARTICLE III

Eligibility

A team member is eligible to participate in the Plan during a Plan Year if:

(a) The team member is not a participant in any other commission, incentive or bonus plan for the Plan Year (being a recipient of a spot award or a service award does not eliminate eligibility); and

(b) As of the end of the Plan Year the team member is employed on the payroll of the Company: and

(c) Is employed as a regular full time or part time team member (not temporary or contract team member).

ARTICLE IV

Target Payout Calculation

4.1 "Target" is stated in terms of Earnings Per Share and is set annually by the Administrator at a level which may or may not correspond to the Company's operating plan for earnings per share for that year.

4.2 Payout at Target is equal to two percent of Annual Base Pay. Payouts between Threshold and Target and between Target and Maximum are prorated linearly.

4.3 "Threshold" is set at 60% of the Earnings Per Share Target. Payout when Threshold is met is set at one percent of Annual Base Pay.

4.4 "Maximum" is set at 200% of the Earnings Per Share Target. Payout when Maximum is reached is set at four percent of Annual Base Pay.

ARTICLE V

Payment

5.1 Payouts shall be paid by the Company as soon as practicable after the end of the Plan Year. The Company shall use its best efforts to make such payments by March 15 following the end of the Plan Year.

5.2 Notwithstanding anything in the Plan to the contrary, the Company shall withhold from all payments made under the Plan any amount which the Company is required to withhold for any applicable state, federal, or local taxes.

ARTICLE VI

Administration

6.1 The Plan shall be administered by the Administrator. The Administrator shall interpret the Plan and may from time to time make such decisions and adopt such rules and regulations for amending or interpreting the Plan as it deems appropriate.

6.2     The  Administrator  shall  have  complete  authority  to  determine,  in accordance with the provisions of the Plan, the existence or non-existence, nature and amount of the rights and interest of the team member and his beneficiaries under the Plan. In any action or proceeding affecting the Plan, the Administrator shall be the only necessary party, and no team member or former team member of the Employer or any other person having or claiming to have an interest under the Plan shall be entitled to any notice or process. Any judgment which may be entered in any such action or proceeding shall be binding and conclusive on all persons having or claiming to have any interest under the Plan.

ARTICLE VII

Indemnification

The Company shall defend, indemnify, and hold all officers and directors of the Company, the Administrator, and all members of the Compensation Committee harmless from and against any and all loss, liability, damage and/or deficiency (including, without limitation, reasonable attorney's fees) arising out of the establishment or operation of this Plan.

ARTICLE VIII

Amendment and Termination

The Administrator shall have the power, right and authority to amend, discontinue, or terminate the Plan in its sole discretion; provided no accrued payouts as of the end of a Plan Year may be reduced on account of any amendment or action of the Administrator.

ARTICLE IX

Miscellaneous

9.1 Source of Funding. The rights of a Participant to benefits under the Plan shall be solely those of an unsecured creditor of the Company and all benefits payable under the Plan shall be paid from the general funds of the Company.

9.2 This agreement shall not be deemed to constitute a contract of employment between any team member and the Company nor shall any provision restrict the right of the Company to discharge any team member, or restrict the right of any team member to terminate his employment with the Company.

9.3 A Participant or beneficiary shall have no right to transfer, assign, encumber, hypothecate, pledge, put up as collateral for a loan, or otherwise dispose of his right to receive payments under the Plan.

9.4 The provisions of the Plan shall bind and inure to the benefit of the Company and its successors and assigns.

9.5     All   expenses   and  costs  in   connection   with  the   adoption  and
        administration of the Plan shall be borne by the Company.

9.6 The provisions of the Plan shall be governed by and construed in accordance with the laws of the State of Washington. Invalidation of any one or the provisions of the Plan for any reason shall in no way affect the other provisions hereof, and all such other provisions shall remain in full force and effect.


DATA I/O CORPORATION


By:/s/Joel S. Hatlen

Its: Treasurer

     Date: February 20, 1997

                             FOURTH AMENDMENT TO THE
                                    DATA I/O
                          TAX DEFERRAL RETIREMENT PLAN

The DATA I/O Tax Deferral Retirement Plan ("Plan"), as amended and restated effective January 1, 1993 is amended as follows pursuant to Section 11.1 of the Plan, effective January 1, 1995.

1. Section 7.1(b) Incentive Account shall be replaced in its entirety by the following:

     b)   Incentive Account

          Each participant shall earn a vested, nonforfeitable right to his or her Incentive Account based on his or her years of service in accordance with the following table:

                 Years of Service                   Percent Vested

                 Less than 3                                    0%
                 3 or more                                    100%


IN WITNESS WHEREOF, DATA I/O has caused this Fifth Amendment to be duly executed on this 23 day of April, 1997.


                                        FOR DATA I/O CORPORATION


__________________________              By:/s/ Alan J. Beauchamp
Witness

                                        Its: Secretary

                             FIFTH AMENDMENT TO THE
                                    DATA I/O
                          TAX DEFERRAL RETIREMENT PLAN



The DATA I/O Tax Deferral Retirement Plan ("Plan"), as amended and restated effective January 1, 1993 is amended as follows pursuant to Section 11.1 of the Plan, effective January 1, 1995.

1. Section 7.1(b) Incentive Account shall be replaced in its entirety (to correct an error made in the 3rd amendment) by the following:

     b)   Incentive Account

          Each participant shall earn a vested, nonforfeitable right to his or her Incentive Account based on his or her years of service in accordance with the following table:

                 Years of Service                   Percent Vested

                 Less than 3                                    0%
                 3 or more                                    100%

In addition, each Participant shall have a 100% vested, nonforfeitable right to his or her Incentive Account upon death, becoming Disabled or the attainment of age 591/2, provided he or she is an Employee on such date.


IN WITNESS WHEREOF, DATA I/O has caused this Fifth Amendment to be duly executed on this sixth day of November, 1997.


                                        FOR DATA I/O CORPORATION


__________________________              By:/s/Alan J. Beauchamp
Witness
                                        Its: Secretary

                                 Sixth Amendment
                      Data I/O Tax Deferral Retirement Plan

Pursuant to the terms of the Data I/O Tax Deferred Retirement Plan (hereinafter referred to as "Plan" or "Plan and Trust") in connection with amendments, Data I/O Corporation (hereinafter referred to as "Employer") does hereby adopt as of the below described date the following amendment to the Plan.

                                   WITNESSETH

WHEREAS, the Employer heretofore established the Plan and Trust effective February 1, 1984, and last amended and restated effective January 1, 1993;

WHEREAS, the Employer desires to amend its Plan to provide for clarification of the operation of certain Plan provisions in connection with the divestiture transactions of two of the Plan Sponsor's businesses, Reel-Tech, Inc. and Synario Design Automation Division ("Synario"), as adopted by the Plan Sponsor's Board of Directors on August 22, 1997;

NOW, THEREFORE, the Employer and the Trustee in accordance with the provisions of said Plan pertaining to amendments thereof, hereby amend the Plan effective August 22, 1997 as follows:

     Notwithstanding any Plan provision to the contrary and specifically applicable to Plan Sections 4 (Contributions to the Plan) and 7 (Vesting), the following shall apply to the Employees of Reel-Tech and Synario who are otherwise Participants under the Plan as of the effective date of the divestiture transaction described above and who become employees of the applicable purchaser:

     1. Each such Participant described herein shall be eligible to be credited with Employer Matching Contributions to the extent of their salary deferral amounts credited to the Plan and pursuant to Section 4.1(b) as if each such Participant were employed as of the last of the Plan Year.

     Such Employer Matching Contributions shall be made in accordance with the Plan's matching contribution formula based on salary deferral amounts made to the Plan and compensation earned from the Plan Sponsor through the day immediately preceding the effective date of the sale transaction.

     2. The Incentive Account of each such Participant described herein shall become 100% vested.


IN WITNESS WHEREOF, this agreement has been executed this 13th day of February 1998.


                                                                       EMPLOYER:

                                                                        Data I/O

                                                              By: Joel S. Hatlen

                                                                Title: Secretary

                              DATA I/O CORPORATION
                             1986 STOCK OPTION PLAN

                              AMENDED AND RESTATED
                               AS OF MAY 13, 1997

     This Stock Option Plan (the "Plan") provides for the grant of options (the "Options") to acquire shares of common stock (the "Common Stock") of Data I/O Corporation (the "Corporation"). Stock options granted under this plan that qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") are referred to in this Plan as "Incentive Stock Options." Incentive Stock Options and stock options that do not qualify under Section 422 of the Code ("Non-Qualified Options") granted under this Plan are referred to as "Options."

     1.   PURPOSES.

     The purposes of this Plan are to retain the services of valued key employees of the Corporation, to encourage such employees to acquire a greater proprietary interest in the Corporation, thereby strengthening their incentive to achieve the objectives of the shareholders and to serve as an aid and inducement in the hiring of new key employees.

     2.   ADMINISTRATION.

     The Plan shall be administered by the Board of Directors of the Corporation (the "Board") or by a committee designated by the Board composed of two or more members of the Board, each of whom is a "Non-Employee Director" (as defined below), which committee (the "Committee") may be an executive, compensation or other committee, including a separate committee especially created for this purpose. The term "Non-Employee Director" shall be defined by reference to the rules and regulations promulgated under Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Act"). The Board shall consider whether a director is an "outside director" as defined in the regulations promulgated under Section 162(m) of the Code when appointing any such Committee and shall appoint solely two or more "outside directors" if the Board intends for compensation attributable to Options to be "qualified performance-based compensation" as defined in the regulations promulgated under Section 162(m) of the Code. Any such Committee shall have the powers and authority vested in the Board hereunder (including the power and authority to interpret any provision of the Plan or of any Option). The members of any such Committee shall serve at the pleasure of the Board. A majority of the members of the Committee shall constitute a quorum, and all actions of the Committee shall be taken by a majority of the members present. Any action may be taken by a written instrument signed by all of the members of the Committee and any action so taken shall be fully as effective as if it had been taken at a meeting. The Board, or any committee thereof appointed to administer the Plan, is referred to herein as the "Plan Administrator."

     Subject to the provisions of the Plan, and with a view to effecting its purpose, the Plan Administrator shall have sole authority, in its absolute discretion, to (a) construe and interpret the Plan; (b) define the terms used herein; (c) prescribe, amend, and rescind rules and regulations relating to the Plan; (d) determine the individuals to whom Options to purchase shares of Common Stock shall be granted under the Plan and whether the Options are Incentive Stock Options or Non-Qualified Options; (e) determine the time or times at which Options shall be granted under the Plan; (f) determine the number of shares of Common Stock subject to each Option, the Option price, the duration of each Option granted under the Plan and the times at which each Option shall become exercisable; (g) determine all of the other terms and conditions of Options granted under the Plan; and (h) make all other determinations necessary or advisable for the administration of the Plan and do everything necessary or appropriate to administer the Plan. All decisions, determinations, and interpretations made by the Committee shall be binding and conclusive on all participants in the Plan and on their legal representatives, heirs, and beneficiaries.

     The Board or the Committee may delegate to one or more executive officers of the Corporation the authority to grant Options under this Plan to employees of the Corporation who, at the time of grant, are neither subject to Section 16(b) of the Exchange Act with respect to the Common Stock nor a " covered employee" within the meaning of Section 162(m)(3) of the Code ("Non-Insiders"), and in connection therewith the authority to determine: (a) whether the Option in an Incentive Stock Option or a Non-Qualified Stock Option; (b) the number of shares of Common Stock subject to such Option; (c) the duration of the Option;
(d) the vesting schedule for determining the times at which such Option shall become exercisable; and (e) all other terms and conditions of such Options. The exercise price for any Option granted by action of an executive officer pursuant to such delegation of authority shall not be less than the fair market value per share of the Common Stock on the Date of Grant as determined in accordance with procedures established by the Plan Administrator. Unless expressly approved in advance by the Board or the Committee, such delegation of authority shall not include the authority to accelerate the vesting, extend the period for exercise or otherwise alter the terms of outstanding Options. The term "Plan Administrator" when used in any provision of this Plan other than Sections 2, 5(f), 5(m), 5(n) and 11 shall be deemed to refer to the Board or the Committee, as the case may be, and such senior executive officer, insofar as such provision may be applied to Non-Insiders and Options granted to Non-Insiders.

     3.   ELIGIBILITY.

     Options may be granted to any individual who, at the time the Option is granted, is an employee of the Corporation or any "related corporation" (as defined below) and may be granted in substitution for outstanding options of another corporation in connection with the merger, consolidation, acquisition of property or stock, or other reorganization between such other corporation and the Corporation or any subsidiary thereof. Options may also be granted in exchange for outstanding Options. No person shall be granted Options to purchase more than 250,000 shares of Common Stock (subject to adjustment as set forth in Section 5(m) hereof) in any calendar year. Any person to whom an Option is granted under this Plan is referred to herein as an "Optionee."

     As used in this Plan, the term "related corporation," when referring to a subsidiary corporation, shall mean any corporation (other than the Corporation) in an unbroken chain of corporations beginning with the Corporation if, at the time of the granting of the Option, each of the corporations other than the last corporation in the unbroken chain owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock of one of the other corporations in such chain. When referring to a parent corporation, the term "related corporation" shall mean any corporation (other than the Corporation) in an unbroken chain of corporations ending with the Corporation if, at the time of granting of the Option, each of the corporations other than the Corporation owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock of one of the other corporations in such chain.

     4.   STOCK.

     The Plan Administrator is authorized to grant Options to acquire one million one hundred thirty thousand (1,130,000) shares of the authorized but unissued, or reacquired, Common Stock. The number of shares with respect to which Options may be granted hereunder is subject to adjustment as set forth in
Section 5(m) hereof. In the event that any Option granted pursuant to this Plan expires or is terminated for any reason, those shares of Common Stock allocable to the unexercised portion of such terminated Option may again be subject to an Option granted to the same or to a different Optionee under this Plan.

     5.   TERMS AND CONDITIONS OF OPTIONS.

     Each Option granted pursuant to this Plan shall be evidenced by a written agreement approved by the Plan Administrator (the "Agreement"). Agreements may contain such additional provisions, not inconsistent herewith, as the Plan Administrator in its discretion, may deem advisable. All Options shall also comply with the following requirements:

          (a) Number of Shares.

     Each Agreement shall state the number of shares of Common Stock to which it pertains and whether the Option is intended to be an Incentive Stock Option or a Non-Qualified Stock Option. In the absence of action to the contrary by the Plan Administrator in connection with the grant of an Option, all Options shall be Non-Qualified Options. The aggregate fair market value (determined at the Date of Grant, as defined below) of the stock with respect to which Incentive Stock Options are exercisable for the first time by the Optionee during any calendar year (granted under this Plan and all other incentive stock option plans of the Corporation, a related corporation or a predecessor corporation) shall not exceed $100,000, or such other limit as may be prescribed by the Code as it may be amended from time to time. Any Option which exceeds the annual limit shall not be void, but rather shall be a Non-Qualified Option.

          (b) Date of Grant.

     Each Agreement shall state the date which the Plan Administrator has deemed to be the effective date of the Option for purposes of this Plan (the "Date of Grant").

          (c) Option Price.

     Each Agreement shall state the price per share of Common Stock at which it is exercisable. Common Stock issued under this Plan may be issued for any lawful consideration as determined by the Plan Administrator; provided, that the per share exercise price for any Incentive Stock Option shall not be less than the fair market value per share of the Common Stock on the Date of Grant as determined by the Plan Administrator in good faith and provided, further, that with respect to Incentive Stock Options granted to greater-than-10% shareholders of the Corporation (as determined with reference to Section 424(d) of the Code), the exercise price per share shall not be less than 110% of the fair market value per share of the Common Stock at the Date of Grant.

          (d) Duration of Options.

     At the time of the grant of the Option, the Plan Administrator shall designate, subject to paragraph 5(g) below, the expiration date of the Option, which shall not be later than ten years from the Date of Grant in the case of Incentive Stock Options; provided, that the expiration date of any Incentive Stock Option granted to a greater-than-10% shareholder of the Corporation (as determined with reference to Section 424(d) of the Code) shall not be later than five years from the Date of Grant. In the absence of action to the contrary by the Plan Administrator in connection with the grant of a particular Option, and except as otherwise required by the preceding sentence, all Options granted hereunder shall expire six years from the Date of Grant.

          (e) Vesting Schedule.

     In order to ensure that the Corporation will receive the benefits contemplated in exchange for the Options granted pursuant hereto, no Option shall be exercisable until it has vested. Subject to paragraph 5(f) below, the vesting schedule or other events for vesting for each Option, such as performance goals, shall be specified by the Plan Administrator at the time of the grant of the Option and shall be set forth or referenced in the Agreement. If no vesting schedule is specified by the Plan Administrator at the time of the grant of an Option hereunder, the following schedule shall apply:

             Years of Service
             Following Date of                                Percent
                  Grant                                       Vested
             -----------------                                ------

                    1                                           25
                    2                                           50
                    3                                           75
                    4                                          100

          (f) Acceleration of Vesting.

     The vesting of one or more outstanding Options may be accelerated by the Plan Administrator at such times and in such amounts as it shall determine in its sole discretion. The vesting of Options shall also be accelerated under the circumstances described in Section 5(n) below.

          (g) Term of Option.

     Each Option shall terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (i) the expiration of the duration of the Option, as designated by the Plan Administrator in accordance with Section 5(d) above; (ii) the expiration of 90 days from the date of the Optionee's termination of employment with the Corporation for any reason whatsoever other than death or disability unless, in the case of a Non-Qualified Option, the exercise period is extended by the Plan Administrator until a date not later than the expiration date of the Option; or (iii) the expiration of one year from
(A) the date of death of the Optionee or (B) cessation of employment by reason of "disability" unless, in the case of a Non-Qualified Option, the exercise period is extended by the Plan Administrator until a date not later than the expiration date of the Option. For purposes of the Plan, "disability" shall mean any physical, mental or other health condition which substantially impairs the employee's ability to perform her or his assigned duties for 60 days or more in any 120 day period or that can be expected to result in death. The Plan Administrator shall determine whether an Optionee has incurred a disability on the basis of medical evidence acceptable to the Plan Administrator. Upon making a determination of disability, the Plan Administrator shall, for purposes of the Plan, determine the date of an Optionee's termination of employment. Unvested Options shall terminate immediately upon the termination of employment of the Optionee by the Corporation for any reason whatsoever, including death or disability.

          (h) Exercise of Options.

     Options shall be exercisable, either all or in part, at any time after vesting. If less than all of the shares included in the vested portion of any Option are purchased, the remainder may be purchased at any subsequent time prior to the expiration of the Option term. No portion of any Option of less than one hundred (100) shares (as adjusted pursuant to Section 5(m) hereof) may be exercised, provided that if the vested portion of any Option is less than one hundred (100) shares, it may be exercised with respect to all Shares for which it is vested. Only whole shares may be issued pursuant to an Option, and to the extent that an Option covers a fraction of a share, it is unexercisable. Options or portions thereof may be exercised by giving written notice to the Corporation, which notice shall specify the number of shares to be purchased, and be accompanied by payment in the amount of the aggregate Option exercise price for the Common Stock so purchased, which payment shall be in the form specified in Section 5(i) hereof. The Corporation shall not be obligated to issue, transfer, or deliver a certificate of Common Stock to any Optionee, or to his personal representative, until the aggregate Option price has been paid for all shares for which the Option shall have been exercised and adequate provision has been made by the Optionee for satisfaction of any tax withholding obligations associated with such exercise. During the lifetime of an Optionee, Options are exercisable only by the Optionee.

          (i) Payment upon Exercise of Option.

     Upon exercise of any Option the aggregate Option exercise price shall be paid to the Corporation in cash or by certified or cashier's check. In addition, an Optionee may pay for all or any portion of the aggregate Option exercise price for any shares of Common Stock purchased upon the exercise of any Option by delivering to the Corporation shares of Common Stock previously held by such Optionee or by complying with any other payment mechanism which the Plan Administrator may approve from time to time. The shares of Common Stock received or withheld by the Corporation as payment for shares of Common Stock purchased upon the exercise of Options shall have a fair market value at the date of exercise (as determined by the Plan Administrator) equal to the aggregate Option exercise price (or portion thereof) to be paid by exchange or withholding of shares of Common Stock.

          (j) Rights as a Shareholder.

     An Optionee shall have no rights as a shareholder with respect to any shares covered by the Option until the Optionee becomes a record holder of such shares, irrespective of whether he has given notice of exercise. Subject to the provisions of Section 5(m) hereof, no rights shall accrue to an Optionee and no adjustments shall be made on account of dividends (ordinary or extraordinary, whether in cash, securities or other property) or distributions or other rights declared on, or created in, the Common Stock for which the record date is prior to the date the Optionee becomes a record holder of the shares of Common Stock covered by the Option, irrespective of whether the Optionee has given notice of exercise.

          (k) Transfer of Option.

     Options granted under this Plan and the rights and privileges conferred hereby may not be transferred, assigned, pledged, or hypothecated in any manner (whether by operation of law or otherwise) other than by will or by the applicable laws of descent and distribution or, in the case of Non-Qualified Options (but not Incentive Stock Options), pursuant to a qualified domestic relations order, and shall not be subject to execution, attachment or similar process. Upon any attempt to transfer, assign, pledge, hypothecate or otherwise dispose of any Option under this Plan or of any right or privilege conferred hereby, contrary to the provisions hereof, or upon the sale, levy or any attachment or similar process upon the rights and privileges conferred hereby, such Option shall thereupon terminate and become null and void.

          (1) Securities Regulation and Tax Withholding.

               (1) Shares shall not be issued with respect to an Option unless the exercise of such Option and the issuance and delivery of such shares pursuant thereto shall comply with all relevant provisions of law, including, without limitation, any applicable state securities laws, the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, the rules and regulations promulgated thereunder and the requirements of any stock exchange upon which such shares may then be listed and shall be further subject to the approval of counsel for the Corporation with respect to such compliance, including the availability of an exemption from registration for the issuance and sale of any shares upon exercise of any Option. Inability of the Corporation to obtain from any regulatory body having jurisdiction the authority deemed by the Corporation to be necessary for the lawful issuance and sale of any shares hereunder, or the unavailability of an exemption from registration for the issuance and sale of any shares hereunder, shall relieve the Corporation of any liability in respect of the non-issuance or sale of such shares as to which such requisite authority shall not have been obtained.

               As a condition to the exercise of an Option, the Corporation may require the Optionee to represent and warrant in writing at the time of such exercise that the shares are being purchased only for investment and without any present intention to sell or distribute such shares. At the Option of the Corporation, a stop-transfer order against any shares of stock may be placed on the official stock books and records of the Corporation, and a legend indicating that the stock may not be pledged, sold or otherwise transferred unless an opinion of counsel is provided stating that such transfer is not in violation of any applicable law or regulation, may be stamped on stock certificates in order to assure exemption from registration. The Plan Administrator may also require such other actions or agreements by the Optionees as may from time-to-time be necessary to comply with federal and state securities laws. THE CORPORATION SHALL BE UNDER NO OBLIGATION TO UNDERTAKE REGISTRATION OF THE OPTIONS OR SHARES OF STOCK ISSUABLE UPON EXERCISE THEREOF.

               (2) As a condition to the exercise of any Option granted hereunder, the Optionee shall make such arrangements as the Plan Administrator may require for the satisfaction of any federal, state or local withholding tax obligations that may arise in connection with such exercise.

               (3) Issue, transfer or delivery of certificates of Common Stock pursuant to the exercise of Options may be delayed, at the discretion of the Plan Administrator until the Plan Administrator is satisfied that the applicable requirements of the federal and state securities laws and the withholding provisions of the Code have been met.

          (m) Stock Dividend, Reorganization or Liquidation.

     The aggregate number and class of shares for which Options may be granted under this Plan, the number and class of shares covered by each outstanding Option and the exercise price per share thereof (but not the total price) shall all be proportionately adjusted for any increase or decrease in the number of issued shares of Common Stock of the Corporation resulting from a split-up or consolidation of shares or any like capital adjustment, or the payment of any stock dividend, and to the extent that such actions shall include an increase or decrease in the number of shares of Common Stock subject to outstanding Options, the number of shares available under Section 4 of this Plan shall automatically be increased or decreased, as the case may be, proportionately, without further action on the part of the Plan Administrator, the Corporation or the Corporation's shareholders.

     In the event of any adjustment in the number of shares covered by any Option, any fractional shares resulting from such adjustment shall be disregarded and each such Option shall cover only the number of full shares resulting from such adjustment.

     The foregoing adjustments in the shares subject to Options shall be made by the Plan Administrator or by any successor administrator of the Plan, or by the applicable terms of any assumption or substitution document, and any adjustments so made shall be final, binding and conclusive.

     Except as provided in this Section 5(m) or Section 5(n) below, no Optionee shall have rights by reason of any subdivision or consolidation of shares of any class including shares of Common Stock, or the payment of any Common Stock dividend on shares of Common Stock or any other increase or decrease in the number of shares of Common Stock, or by reason of any liquidation, dissolution, corporate combination or division; and any issuance by the Corporation of shares of any class including shares of Common Stock, or securities convertible into shares of any class including shares of Common Stock, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to any Option.

     The grant of an Option shall not affect in any way the right or power of the Corporation to make adjustments, reclassifications, reorganizations or changes in its capital or business structure, or to merge, consolidate, dissolve or liquidate, or to sell or transfer all or any part of its business or assets.

          (n) Change in Control.

          (1) For the purpose of this Section 5(n): (i) "Person" shall include any individual, firm, corporation, partnership or other entity; (ii) "Affiliate" and "Associate" shall have the meanings assigned to them in Rule 12b-2 under the Exchange Act of 1934 as amended (the "Exchange Act"); and (iii) "Beneficial Owner" shall have the meaning assigned to it in Rule 16a-1 under the Exchange Act.

          (2) Any and all Options that have been outstanding under the Plan for at least six (6) months at the time of occurrence of any of the events described in Paragraphs (A), (B) and (C) below (an "Eligible Option") shall become exercisable in full for the periods indicated (each such exercise period referred to as an "Acceleration Window") in connection with the following events:

               (A) For a period of 45 days beginning on the day on which any Person, together with all Affiliates and Associates of such Person shall become the Beneficial Owner, directly or indirectly, of 25% or more of the combined voting power of the then outstanding securities of the Company ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors (calculated as provided in Rule 13d-3(d) under the Exchange Act in the case of rights to acquire the Company's securities), but shall not include the Corporation, any subsidiary of the Corporation, any employee benefit plan of the Corporation or of any subsidiary of the Corporation, or any Person or entity organized, appointed or established by the Corporation for or pursuant to the terms of any such employee benefit plan;

               (B) Beginning on the date that a tender or exchange offer for Common Stock by any Person (other than the Corporation, any subsidiary of the Corporation, any employee benefit plan of the Corporation or of any subsidiary of the Corporation, or any Person or entity organized, appointed or established by the Corporation for or pursuant to the terms of any such employee benefit plan) is first published or sent or given within the meaning of Rule 14d-2 under the Exchange Act and continuing so long as such offer remains open (including any extensions or renewals of such offer), unless by the terms of such offer the offeror, upon consummation thereof, would be the Beneficial Owner of less than 30% of the shares of Common Stock then outstanding; or

               (C)  Immediately   prior  to  consummation  of  (i)  any  merger,
          consolidation, reorganization or other transaction pursuant to which the persons who hold the outstanding shares of Common Stock immediately prior to the transaction have immediately following the transaction less than forty percent (40%) of the combined voting power of the outstanding securities of the surviving entity ordinarily (and apart from rights accruing under special circumstances) having the right to vote in the election of directors; or (ii) any sale, lease, exchange or other transfer not in the ordinary course of business (in one transaction or a series of related transactions) of all, or substantially all, of the assets of the Company (the foregoing transactions being referred to as "Approved Transactions"). The Company shall provide to each Optionee notice of the pendency of any Approved Transaction at least twenty (20) days prior to the expected date of consummation thereof. Each Optionee shall thereupon be entitled to exercise his or her Options in full or in part at any time prior to consummation of the Approved Transaction. Any such exercise as to any portion of his or her Options that will only become vested immediately prior to the consummation of the Approved Transaction in accordance with this acceleration provision shall be contingent on such consummation. Any such exercise as to any other portion of the Option will not be contingent on such consummation unless so elected by the Optionee in a notice delivered to the Company simultaneously with the exercise.

          PROVIDED, HOWEVER, that the Plan Administrator may determine (by the affirmative vote of a majority of all of the members thereof, excluding for such purposes the votes of directors who are directors, officers, Affiliates or Associates of, or have a material financial interest in, any Person (other than the Corporation) who is a party to the event specified in Paragraphs (A), (B) or (C) above which otherwise would trigger acceleration of vesting) that acceleration shall not occur in connection with any one or any combination of the foregoing events.

          (3) The exercisability of any Eligible Option which remains outstanding following expiration of an Acceleration Window shall be governed by the vesting schedule and other terms of the Agreement representing such Option.

          (4) If the shareholders of the Corporation receive shares of capital stock of another Person ("Exchange Stock") in exchange for or in place of shares of Common Stock in any transaction involving any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of all or substantially all outstanding shares of Common Stock into Exchange Stock, then at the closing of such transaction all Options granted hereunder which have not been exercised as of the effective date of such exchange transaction shall be converted into options to purchase shares of Exchange Stock ("Exchange Stock Options") whereupon all rights to acquire shares of Common Stock pursuant to Options shall end. The number of shares of Exchange Stock issuable upon exercise of an Exchange Stock Option and the exercise price therefor shall be determined by the Plan Administrator by adjusting the number of shares of Common stock issuable upon exercise of the Option converted into such Exchange Stock Option, and the exercise price therefor, in the same proportion as used for determining the shares of Exchange Stock received by holders of Common Stock in connection with a transaction described in this Section 5(n)(3). Unless altered by the Plan Administrator or otherwise provided above, the vesting schedule set forth in the Option Agreement shall continue to apply to the Exchange Stock Options.

     6.   EFFECTIVE DATE; TERM.

     This Plan shall be effective as of December 16, 1986 and Incentive Stock Options may be granted by the Plan Administrator from time to time thereafter until December 14, 2006; provided, however, that termination of the Plan shall not terminate any Option granted prior thereto. Non-Qualified Stock Options may be granted hereunder until this Plan is terminated by the Board in its sole discretion.

     7.   NO OBLIGATIONS TO EXERCISE OPTION.

     The granting of an Option shall impose no obligation upon the Optionees to exercise such Option.

     8.   NO RIGHT TO OPTIONS OR EMPLOYMENT.

     Whether or not any Options are to be granted hereunder shall be exclusively within the discretion of the Committee, and nothing contained herein shall be construed as giving any Optionee any right to participate hereunder. Granting of an Option hereunder shall in no way constitute any form of agreement or understanding binding on the Corporation, express or implied, that the Corporation will employ or contract with an Optionee for any length of time.

     9.   APPLICATION OF FUNDS.

     The proceeds received by the Corporation from the sale of Common Stock, pursuant to Options granted hereunder, will be used for general corporate purposes, unless otherwise directed by the Board.

     10.  INDEMNIFICATION OF PLAN ADMINISTRATOR.

     In addition to all other rights of indemnification they may have as members of the Board or of any Committee, the Plan Administrators shall be indemnified by the Corporation for all reasonable expenses and liabilities of any type or nature, including attorneys' fees, incurred in connection with any action, suit or proceeding to which they or any of them are a party by reason of, or in connection with, the Plan or any Option granted hereunder, and against all amounts paid by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by the Corporation), except to the extent that such expenses relate to matters for which it is adjudged that such Plan Administrator member is liable for willful misconduct; provided that within fifteen (15) days after the institution of any such action, suit or proceeding, the Plan Administrator involved therein shall, in writing, notify the Corporation of such action, suit or proceeding, so that the Corporation may have the opportunity to make appropriate arrangements to prosecute or defend the same.

     11.  AMENDMENT OF THE PLAN.

     The Plan Administrator may, at any time, modify or amend this Plan and Options granted hereunder, except that no amendment with respect to an outstanding Option shall be made over the objection of the Optionee thereof; and provided, further, that any amendment for which shareholder approval is required by Securities and Exchange Commission Rule 16b-3, as amended from time to time, or any successor rule or regulatory requirements (the "Rule"), in order for the Plan to be eligible or continue to qualify for the benefits of the Rule, shall be subject to approval of the shareholders of the Corporation in accordance with the Rule.

     Effective as of December 16, 1986.

     Amended and restated as of May 13, 1997.


                                        DATA I/O CORPORATION


                                        By:  /s/ Alan J. Beauchamp
                                             ----------------------------------
                                             Alan J. Beauchamp, Vice President -
                                             Finance

                      AMENDMENT TO BUSINESS LOAN AGREEMENT

This Agreement is made between Bank of America National Trust and Savings Association, doing business as Seafirst Bank, successor by merger to Bank of America NW, N.A. ("Bank") and Data I/O Corporation, a Washington Corporation ("Borrower"). Bank and Borrower are parties to a Business Loan Agreement dated May 14, 1996 and wish to make certain revisions to their loan arrangements as set forth in that Agreement. Upon execution hereof, that Agreement shall be amended as follows effective immediately:

Part A:

     Availability Period:

     Availability period is hereby extended to May 31, 1998.

     Interest Rate:

     The prime rate referred to under option #1 shall now be referred to as the reference rate.

     The applicable margin for the interest rate under option #2 shall be amended as follows:

     Tangible Net Worth            Debt/Worth Ratio                    Spread Over LIBOR
     ------------------            ----------------                    -----------------
     Greater than or equal to      Less than or equal to 1.20:1        1.10%
     $19,000,000

     Less than $19,000,000 but     Greater than 1.20:1 but less        1.55%
     greater than the amount       than the ratio required in Part
     required in Part B, Section   B, Section 4.3 of this
     4.3 of this Agreement.        Agreement.

Part B, Section 4.3 is hereby amended in its entirety as follows:

     Maintain a tangible net worth of at least $12,000,000 and not permit Borrower's total indebtedness which is not subordinated in a manner satisfactory to Bank to exceed 1.80 times Borrower's tangible net worth. By the end of Borrower's fiscal year ending December 31, 1997, Borrower shall not permit total indebtedness which is not subordinated in a manner satisfactory to Bank to exceed 1.60 times Borrower's tangible net worth. "Tangible net worth" means the excess of total assets over total liabilities, excluding, however, from the determination of total assets (a) all assets which should be classified as intangible assets such as goodwill, patents, trademarks, copyrights, franchises, and deferred charges (including unamortized debt discount and research and development costs) but including as tangible assets all of Borrower's existing and future "investment in product line assets", (b) treasury stock, (c) cash held in a sinking or other similar fund for the purpose of redemption or other retirement of capital stock, (d) to the extent not already deducted from total assets, reserves for depreciation, depletion, obsolescence or amortization of properties and other reserves or appropriations of retained earnings which have been or should be established in connection with the business conducted by the relevant corporation, and (e) any revaluation or other write-up in book value of assets subsequent to the fiscal year of such corporation last ended at the date of this Agreement;

Part B, Section 4.15 is hereby added:

     Maintain liquidity, defined as the sum of cash plus investments in marketable securities, in an amount at least equal to $3,000,000.

Except as specifically set forth herein, all provisions of the Agreement remain in full force and effect.


This Amendment to Business Loan Agreement is executed by the parties on this 13th day of May, 1997.


SEAFIRST BANK
Western Wholesale Banking Division


By : /s/ Steven E. Melby
     Steven E. Melby
     Vice President



DATA I/O CORPORATION


By:  /s/ Willian C. Erxleben
     William C. Erxleben
     President & Chief Executive Officer



By:  /s/ Alan J. Beauchamp
     Alan J. Beauchamp
     Vice President & Chief Financial Officer

                              DATA I/O CORPORATION

                             1996 DIRECTOR FEE PLAN

     This 1996 Director Fee Plan (the "Plan") provides for the payment of certain fees to directors of Data I/O Corporation, a Washington corporation (the "Company") who are not employees of the Company by delivery of shares of the Company's common stock (the "Common Stock").

     ELIGIBILITY.

     Persons eligible to receive Common Stock under this Plan shall be all directors of the Company who are not otherwise employed by the Company or any Related Corporation, as defined below (each, a "Director", collectively, the "Directors").

     As used in this Plan, the term "Related Corporation," when referring to a subsidiary corporation, shall mean any corporation (other than the Company) in an unbroken chain of corporations beginning with the Company if, at the time of the granting of the Common Stock, each of the corporations other than the last corporation in the unbroken chain owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock of one of the other corporations in such chain. When referring to a parent corporation, the term "Related Corporation" shall mean any corporation (other than the Company) in an unbroken chain of corporations ending with the Company if, at the time of granting of the Common Stock, each of the corporations other than the Company owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock of one of the other corporations in such chain.

     STOCK.

     Subject to approval of this Plan by the shareholders of the Company as described in Section 7 hereof, so long as this Plan is in effect, each person serving as a member of the Board of Directors of the Company shall be entitled to receive shares of Common Stock in consideration of his or her service on the Board, payable annually in arrears. The number of shares of Common Stock payable hereunder each calendar year shall be determined pursuant to the following formula, rounded down to the nearest whole number:

                         (A/365) x ($20,000/Share Price)

     A = the number of days of service as a director during the calendar year

     The Share Price shall mean the price per share of Common Stock determined as provided in this paragraph. If the Common Stock of the Company is publicly traded on the first trading day of the calendar year, the Share Price shall be the average of the high and low sale prices per share of Common Stock on such date or, in case no reported sales take place on such date, the average of the last reported bid and asked prices, in either case on the principal national securities exchange on which the Common Stock is listed or admitted to trading, or if not listed or admitted to trading on any national securities exchange, on the National Association of Securities Dealers Automated Quotation System. If the Common Stock is not traded in such manner that the quotations referred to above are available as of such date, the Share Price shall be deemed to be the greater of (i) the book value per share as set forth on the most recent quarterly financial statement of the Company available on such date, or (ii) the fair market value per share at such date as determined in good faith by the Board of Directors. Notwithstanding the foregoing, with respect to shares of Common Stock payable to a Director for service as a Director during the calendar year in which such person was first elected to the Board of Directors, the Share Price shall be determined in the manner described above as of the day on which such Director is elected to the Board of Directors, or if the Common Stock is publicly traded and such day is not a trading day, the first trading day thereafter.

     Certificates for shares deliverable under this Plan shall be earned as of January 1 of the year following the year of service regardless of whether the Director remains a Director on such date and shall be delivered to each Director by not later than February 15 of such following year.

     In the event a Director resigns or is no longer able to serve as a Director due to death or permanent disability, then such Director shall be paid the amount of shares due to him or her under this Section 2 by a date not later than forty-five

(45) days from the earlier of the date their notice of resignation is received by the Board or the date the Board is made aware of the Director's death or permanent disability.

     Reservation of Common Stock

     Subject to adjustment as set forth in Section 6 hereof, a total of 200,000 shares of authorized but unissued or reacquired Common Stock are hereby reserved for grant under this Plan.

     Rights as a Shareholder.

     A Director shall have no rights as a shareholder with respect to any shares to be delivered under this plan until such Director becomes a record holder of such shares. Subject to the provisions of Sections 6 below, no rights shall accrue to a Director and no adjustments shall be made on account of dividends (ordinary or extraordinary, whether in cash, securities or other property) or distributions or other rights declared on, or created in, the Common Stock for which the record date is prior to the date the Director becomes a record holder of the shares of Common Stock.

     Securities Regulation and Tax Withholding.

     No shares of Common Stock shall be delivered hereunder unless the issuance and delivery of such shares shall comply with all relevant provisions of law, including, without limitation, any applicable state securities laws, the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, the rules and regulations thereunder and the requirements of any stock exchange or consolidated reporting system upon which such shares may then be listed or quoted. The inability of the Company to obtain from any regulatory body the authority deemed by the Company to be necessary for the lawful issuance of any shares under this Plan, or the unavailability of an exemption from registration for the issuance of any shares under this Plan shall relieve the Company of any liability with respect to the non-issuance of such shares; provided, however, if the Company refrains from issuing shares hereunder, the Director shall receive cash in lieu of shares at a rate of $20,000 per year, pro rated for actual days of service during the year.

     As a condition to participation in this Plan, each Director shall make such arrangements as the Company may require for the satisfaction of any federal, state, local or foreign withholding tax obligations that may arise in connection with delivery of shares under this Plan.

     The issuance, transfer or delivery of certificates of Common Stock granted under this Plan may be delayed, at the option of the Company, until the Company is satisfied that the applicable requirements of the federal and state securities laws and the withholding provisions of the Internal Revenue Code have been met.

     Stock Dividend, Reorganization of Liquidation.

     If the Company should declare with respect to the Common Stock a stock-split or a dividend payable in shares of Common Stock, or a reverse-stock split or other combination of the Common Stock, or a reclassification of the Common Stock (each, an "Event"), then (1) the class and number of shares yet to be delivered to any Director subsequent to the record date for the Event, and
(2) the class and number of shares reserved for grant under Section 3 of this Plan, shall be appropriately adjusted to account for the change in the number and class of capital stock of the Company outstanding as a result of the Event, without further action on the part of the Company, its Board of Directors or its shareholders.

     If the shareholders of the Company receive debt or equity securities of another Person ("Exchange Securities") or cash in exchange for or in place of shares of Common Stock in any transaction involving any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of all or substantially all outstanding shares of Common Stock into Exchange Securities or cash, then payment to Directors of the retainer fee provided for by this Plan, pro rated through the date of closing of such transaction, shall be accelerated to such closing date and shall be paid in the form of Exchange Securities or cash, as the case may be. In such case, the amount of Exchange Securities or cash to be delivered in lieu of Common Stock shall be determined by adjusting the number of shares of Common Stock otherwise deliverable hereunder in the same proportion as used for determining the shares of

Exchange Securities or cash the holders of the Common Stock received in such merger, consolidation, reorganization or other transaction. Notwithstanding the foregoing, if payment in the form of Exchange Securities would cause a Director to have engaged in a violation of Section 16 of the Securities Exchange Act of 1934 (taking into consideration any other transactions in the securities of the Company or Exchange Securities by the Director), then each such Director shall receive cash in lieu of Common Stock or Exchange Securities at a rate of $20,000 per year, pro rated for actual days of service during the year prior to the closing of such transaction.

     Except as provided in this Section 6, no Director shall have any rights by reason of any subdivision, combination or reclassification of shares of any class of the Company's capital stock, including shares of Common Stock, or the payment of any dividend payable on shares of Common Stock or any other change in the number or class of shares of the Company's outstanding capital stock, or by reason of any merger, consolidation, dissolution or liquidation of the Company, or by reason of any sale of all or substantially all of the assets of the Company other than in the usual and regular course of business, or by reason of any issuance of any shares of capital stock of the Company, including shares of Common Stock or securities convertible into or exchangeable or exercisable for shares of Common Stock, and no adjustment by reason thereof shall be made with respect to the number of shares to be granted to Directors as described in
Section 2 hereof.

     EFFECTIVE DATE; TERM.

     The effective date of this Plan shall be January 1, 1996; provided that no shares of Common Stock shall be issued hereunder until the Company's shareholders have approved this Plan by the affirmative vote of a majority of the voting securities shares represented in person or by proxy at a duly convened meeting of the shareholders of the Company at which a quorum is present. If shareholder approval is not obtained by June 30, 1996, then this Plan shall be deemed abandoned. Otherwise, this Plan shall continue until terminated by action of the Board of Directors.

     INDEMNIFICATION OF BOARD.

     In addition to all other rights or indemnification they may have as directors of the Company or as members of the Board, members of the Board shall be indemnified by the Company for all reasonable expenses and liabilities of any type and nature, including reasonable attorneys' fees, incurred in connection with any action, suit or proceeding to which they or any of them are a party by reason of, or in connection with, the Plan or any grant of Common Stock hereunder, and against all amounts paid by them in settlement thereof (provided such settlement is approved by independent legal counsel selected by the Company), except to the extent that such expenses relate to matters for which it is adjudged that such Board members are liable for willful misconduct; provided, that within fifteen (15) days after the institution of any such action, suit or proceeding, member(s) of the Board shall, in writing, notify the Company of such action, suit or proceeding, so that the Company may have the opportunity to make appropriate arrangements to prosecute or defend the same.

     AMENDMENT OF PLAN.

     The Board of Directors may, at any time, modify, amend or terminate this Plan, including, without limitation, such modifications or amendments as are necessary to maintain compliance with applicable statutes, rules or regulations; provided, that (i) any amendment for which shareholder approval is required by Securities and Exchange Commission Rule 16b-3, as amended from time to time, or any successor rule or regulatory requirements (the "Rule"), in order for the Plan to be eligible or continue to qualify for the benefits of the Rule, shall be subject to approval of the shareholders of the Company in accordance with the Rule; and (ii) this Plan shall not be amended in any material respect more than once every six (6) months, other than to comport with changes in the Rule, the Internal Revenue Code of 1986, as amended, the Employee Retirement Security Act of 1974, as amended, or the rules thereunder.


Approved by the Board of Directors of the Company.

                          AGREEMENT AND GENERAL RELEASE

     This Agreement and General Release ("Agreement") is made between Data I/O Corporation ("Data I/O") and Bill Haydamack and is presented to Mr. Haydamack on November 10, 1997.

     Data I/O and Mr. Haydamack agree as follows:

     1. Termination of Employment. Mr. Haydamack's regular, full-time employment with Data I/O will terminate on November 14, 1997.

     2. Payments. In consideration of signing this Agreement, Mr. Haydamack will receive the severance and other payments as described in this Agreement. Data I/O shall pay Mr. Haydamack his current salary according to the normal payroll process through the date of termination, less any lawful withholding. Mr. Haydamack will also receive severance in the amount of $143,000.00, less any lawful withholding, to be paid in a lump sum not later than December 1, 1997.

     3. Confidentiality and Return of Data I/O Property. Mr. Haydamack agrees to keep the existence and terms of this Agreement confidential; provided Mr. Haydamack may share its provisions with his or her spouse, attorney, and tax advisor. Mr. Haydamack agrees not to use or disclose any non-public financial, technical, marketing, operating, or other proprietary information of Data I/O or its affiliates (collectively the "Company"), and agrees to return all tangible items and copies containing such information to Data I/O on or before December 31, 1998.

     4. Entire Agreement; Severability. This Agreement and the letter attachment (Exhibit A) hereto dated November 10, 1997, contains the entire understanding between Data I/O and Mr. Haydamack regarding the subject matter of this Agreement, and it supersedes all prior negotiations and agreements, whether oral or written. The provisions of this Agreement are severable. If any provision is found to be invalid or unenforceable, the balance of this Agreement shall remain in full force and effect.

     5. Non-Admission of Liability. This Agreement shall not be construed in any way as an admission by either party of any wrongdoing or liability.

                                 GENERAL RELEASE

     Mr. Haydamack hereby releases and forever discharges Data I/O, its present and former officers, directors, agents, attorneys, parents, subsidiaries, divisions and affiliates, from any and all claims, demands, actions, suits, causes of action, debts, accounts or controversies of any nature whatsoever, known or unknown, which Mr. Haydamack has, or may have, against Data I/O or its present or former officers, directors, agents, attorneys, parents, subsidiaries, divisions and affiliates, up to the date of execution of this Agreement.

     This Agreement specifically includes any and all claims arising out of, or in any way related to, Mr. Haydamack's employment with Data I/O, or the termination of Mr. Haydamack's employment with Data I/O, or any employment actions taken by Data I/O during the course of Mr. Haydamack's employment. Further, this Agreement specifically includes any and all claims based on, or related to, Title VII of the Civil Rights Act of 1964, the Age Discrimination in Employment Act, any local, state or federal equal employment opportunity laws, wrongful discharge claims, defamation claims, breach of contract claims, and negligence and/or tort claims.


     WAIVER AND RELEASE OF AGE DISCRIMINATION CLAIMS

     This Agreement provides for a waiver and release of any rights or claims that Mr. Haydamack may have against Data I/O or its agents, prior to the date it is signed, under the Age Discrimination in Employment Act.

     Mr. Haydamack understands that he or she is receiving benefits under this Agreement in addition to anything he or she is already entitled.

     Mr. Haydamack is advised to consult with an attorney prior to signing this Agreement.

     Mr. Haydamack understands that he or she has a period of 21 days within which to consider signing this Agreement.

     Mr. Haydamack understands that he or she has a period of 7 days after signing this Agreement within which to revoke it, and that it shall not become effective or enforceable until that revocation period has expired.


Dated:  November 11, 1997               /s/  William J. Haydamack
                                             Bill Haydamack

Dated:  November 11, 1997               Data I/O Corporation

                                        By   William C. Erxleben

                                        Title President and Chief
                                        Executive Officer

                                  ATTACHMENT A


TO:       Bill Haydamack

FROM:     Bill Erxleben

DATE:     November 10, 1997

Dear Bill:

     This letter details our agreement regarding severance upon your voluntary termination of employment at Data I/O.

1.   Your last day of employment is November 14, 1997.

2. You will receive one year's base pay of $135,000, or as pro-rated pursuant to the attached schedule. (Schedule 1)

3. Data I/O will transfer to you your laptop computer in exchange for up to 20 hours of consulting beginning November 14, but ending not later than December 31, 1998.

4. In exchange for being available to Data I/O as a consultant for up to an additional 40 hours through December 31, 1998, Data I/O will vest all 10,000 of your remaining unvested options. You may exercise these options anytime after November 14 until you are notified in writing that your consultancy has ended whereupon you will have ninety days to exercise or December 31, 1998, whichever first occurs.

5.   You will receive a 401(k) match for 1997 prorated to November 14.

6. If consulting services are required from you beyond 60 hours between November 14, 1997 and December 31, 1998 you will be paid $150.00 per hour. Any separate consultancy to MINC shall not be charged to Data I/O.

7. You may keep your office files for the period of the consultancy but thereafter you must destroy these files or return them to Data I/O.

     It's been a pleasure to work with you. I wish you great success.

                              Separation Agreement

     This Separation Agreement ("Agreement") is entered into by William C. Erxleben ("Employee") and Data I/O Corporation, a Washington corporation ("Employer"). Employee and Employer wish to enter into an agreement pertaining to the termination of Employee's employment in order to effect an orderly transition. Nothing in this Agreement is intended or should be construed as an admission of wrongdoing or liability by any party.

                                   AGREEMENTS

     NOW, THEREFORE, in consideration of the foregoing recitals and the mutual promises contained below, it is agreed as follows:

1. TERMINATION DATE. The last day of Employee's employment with Employer will be January 31, 1998 ("Termination Date"), provided that Employer may sooner terminate the employment relationship if Employee fails to comply with any of Employee's obligations hereunder, and further provided that Employee is hereby relieved of his obligations to perform services as an employee or officer of Employer and, effective immediately, shall not: perform services on behalf of Employer, except as specifically requested by the President or CEO; make representations on behalf of Employer; or bind Employer to any obligations. Employee shall execute and submit to Employer as a condition precedent to this Agreement a written resignation in substantially the form of Exhibit A ("Written Resignation"). Employee claims and shall claim no further right to employment by Employer beyond the Termination Date.

2. USUAL PAYMENTS AND BENEFITS. Employee shall be paid his usual and customary benefits and compensation due him until January 6, 1998, plus unused accrued vacation as of the Termination Date. Employer shall provide Employee with the following compensation and benefits following termination:

     (A) Employee may exercise whatever rights Employee may have to continuation of medical benefits under the Company's medical plan under COBRA;

     (B) Employee's account under Employer's 401(k) plan upon termination shall be handled in accordance with the terms and conditions of that plan, and the Employer match for Employee will be provided for 1997 in accordance with existing policies of Employer;

     (C) Out of pocket expenses previously incurred by Employee on Employer business shall be reimbursed in accordance with Employer policies regarding the reimbursement of business expenses, provided that Employee provides a request for such expenses together with related receipts or other suitable documentation on or before January 31, 1998; and

     (D) Management Incentive Compensation for 1997 shall be paid in accordance with the MICP Plan of Employer, with the amount of payout to be determined by the Board of Directors in its discretion after completion of the 1997 audit on the same basis as the payout to all other participants. Employee shall be permitted to review and challenge the calculation of such payout, subject to the understanding that such material is provided to Employee subject to the confidentiality provisions of this Agreement.

     (E.) Employee's contributions to Employer's Stock Purchase Plan shall be applied to the purchase of shares of Employer's Common Stock at January 31, 1998, the end of the current plan period, in accordance with Employer's Employee Stock Purchase Plan.

     Except as stated herein, any and all other payments and benefits offered by Employer to Employee cease on the Termination Date.

3. ADDITIONAL CONSIDERATION. In addition to the compensation identified in Paragraph 2 herein, and in consideration for Employee's covenants and release herein, Employer will provide Employee with the following payments, benefits, and other consideration:

     A. Employer shall enter into a consulting agreement with Employee in the form of Exhibit B to this Agreement ("the Consulting Agreement"). Employer shall execute and deliver to Employee the fully executed Consulting Agreement within three days after the expiration of the revocation period in Paragraph 8, provided that Employee has executed and delivered this Agreement and the Consulting Agreement to Employer in accordance with the terms and conditions herein and has not revoked or rescinded this Agreement. The effective date of the Consulting Agreement shall be the later of: 1) the eighth day after Employee has delivered to Employer this fully executed Agreement and other documents referenced herein as conditions to this Agreement, provided that this Agreement has not been revoked or rescinded; or 2) February 1, 1998.

     B. At the date hereof Employee holds options to purchase shares of Employer's Common Stock granted pursuant to Employer's 1986 Stock Option Plan, as amended (the "86 Plan") in the amounts and with the other essential terms set forth on Exhibit C hereto and in the Plan (the "Options"). Conditioned on Employee's continued compliance with the terms of this Agreement and the Consulting Agreement, the Options shall remain exercisable and shall continue to vest throughout the term of Employee's service as a consultant to Employer pursuant to the Consulting Agreement (the "Term of the Consulting Agreement"). Any Options which were granted as Incentive Stock Options for purposes of
          Section 422 of the Internal Revenue Code of 1986, as amended, shall become non-qualified options as of the 91st day after the date on which Employee is no longer an employee of Employer. Each of the Options shall terminate on the earlier of (i) its original expiration date, (ii) the effective date of termination of the Consulting Agreement for cause, or (iii) 90 days after termination of the Consulting Agreement for any other reason. Vesting of the Options shall in any event cease on the last day of the Term of the Consulting Agreement. In the event of a change of control of Employer as described in Section 5 (n) of the 86 Plan during the term of the Consulting Agreement, the vesting of outstanding stock Options shall be accelerated in accordance with Section 5(n) of the 86 Plan, but only to the extent that such options would be vested as of June 30, 1999 had the term of the Consulting Agreement continued through June 30, 1999. Any stock appreciation rights granted in tandem with the Options are hereby terminated. Except as otherwise expressly stated herein, all other terms and conditions of the Options shall remain in full force and effect.

     C. Employer shall pay the dues for continuing Harbor Club (Bellevue) membership for the months of January, February, and March of 1998.

     D. Should Employee elect to exercise Employee's rights under COBRA, to the extent that such rights exist, Employer shall pay the premiums for COBRA coverage for Employee and dependents through December 31, 1998, unless Employee is entitled to medical benefits under another employer's plan.

     E. Employer shall make a payment to Employee in the amount of $ 19,333.34 ("Initial Payment") on the eighth day after Employee executes and delivers to Employer this Agreement, provided this Agreement is not rescinded or revoked. The Initial Payment shall be Payment 1 payable under and as described in the Consulting Agreement.

     It is agreed and acknowledged that Employer is not obligated to make the payments and provide the benefits and other consideration described in this Paragraph 3, that Employer does so only as consideration for the covenants and release herein and that such payments and consideration constitute adequate consideration for the covenants and release set forth in this Agreement. Employer's obligation to provide the consideration set forth in this Paragraph 3, including execution and delivery to Employee of the Consulting Agreement and performance of the Consulting Agreement, are conditioned upon all of the following: 1) Employee's execution of this Agreement and delivery of this Agreement to Employer in accordance with the terms and conditions herein; 2) Employee not revoking or rescinding this Agreement; 3) Employee complying with his obligations under this Agreement and the Consulting Agreement; 4) Employee's execution of the Consulting Agreement and Written Resignation and delivery to Employer of the Consulting Agreement and Written Resignation prior to the expiration of this offer; and 5) Employee executing and delivering a waiver and release in substantially the form of Exhibit D ("Second Release") within five
(5) days after the Termination Date but no earlier than the

Termination Date, and not rescinding or revoking the Second Release. If Employer has provided to Employee any of the consideration set forth in this Paragraph 3, and Employee subsequently rescinds or revokes this Agreement or fails to meet other conditions precedent to this Agreement, Employer shall be entitled to the repayment of all such consideration. Other than those benefits and payments specified in this Agreement, Employer shall have no obligation to provide and shall provide no further payments or benefits of any kind to Employee.

4. COMPANY PROPERTY. Employee represents and warrants that Employee has turned over to Employer all files, memoranda, records, keys, credit cards, manuals, and other documents, including electronically recorded documents and data, and physical property which Employee received from Employer or its employees or which Employee generated in the course of Employee's employment with Employer. If Employee still has any such property or materials, Employee shall turn all such property and materials, including copies thereof, over to Employer within three days after the effective date of this Agreement.

5. RELEASE OF CLAIMS. On behalf of himself, his marital community, and his heirs, executors, administrators and assigns, Employee expressly waives against Employer and its present and former affiliates, successors, subsidiaries, related entities and their present and former officers, directors, stockholders, managers, employees, agents, representatives, and attorneys (all of which are collectively referred to as "Released Parties") any and all claims which occurred or which could be alleged to have occurred on the date of or prior to the execution of this Release. Employee releases Released Parties, individually and in their representative capacities, from any claims or disputes, whether presently known or unknown, that occurred or could be alleged to have occurred on the date of or prior to the execution of this Release. It is understood that this waiver and release includes, but is not limited to, any and all claims for wages, employment benefits, and damages of any kind whatsoever arising out of any: contracts, express or implied including the Executive Agreement for Data I/O Corporation between Employer and Employee dated March 20, 1995 ("Change of Control Agreement"); any covenant of good faith and fair dealing; estoppel or misrepresentation; discrimination, including age, sex or disability discrimination; harassment; unjust enrichment; wrongful termination or any legal restriction on Employer's right to terminate the employment of Employee; any federal, state, local or other governmental statute or ordinance, including, without limitation, Title VII of the Civil Rights Act of 1964 and the Age Discrimination in Employment Act; or any other legal limitation on the employment relationship. Employee acknowledges that Released Parties are in no way liable for any claims described in this paragraph and Employee agrees not to take any position inconsistent with this acknowledgment. Excluded from this release are claims Employee may have with regard to vested benefits under ERISA, workers' compensation claims, claims arising under this Agreement or the Consulting Agreement, claims for indemnification in accordance with Employer's Articles of Incorporation and By-Laws, and any other claim which may not be released in accordance with law. Employee represents that Employee has not filed any complaints, charges or lawsuits against any of the Released Parties with any governmental agency or court.

6. RESTRICTIVE COVENANTS.

     A. Employee shall not use or disclose, either directly or indirectly, any non-public strategic, financial, technical, marketing, sales, operating, or other proprietary information of Employer or its affiliates. Employee agrees to keep the terms of this Agreement and the Consulting Agreement (including but not limited to the fact and amount of consideration under this Agreement and the Consulting Agreement) completely confidential, and will not disclose any information concerning this Agreement or its terms to anyone other than Employee's spouse, legal counsel and/or financial advisors, who will be informed of and bound by this confidentiality clause. Employee's obligations under this Paragraph 6 (A) are unlimited in time and geographical scope. This provision is not intended to restrict Employee from making disclosures as may be required by law or legal process.

     B. Employee agrees that he will not, during the period from the effective date of this Agreement until June 30, 1999 ("the Restricted Period"), directly or indirectly be employed by, own, manage, operate, join, control or participate in the ownership, management, operation or control of or be connected with, in any manner, any person or entity engaged in any business or activities that are, or are preparing to be, in competition with Employer with respect to any product or service sold or actively engaged in by Employer in the IC Programmer Products Market, as defined below, in any geographical area where Employer, during the Restricted Period, is engaged in activities, including sales, pertaining to the IC Programmer Products Market or is preparing to engage in such activities. "IC Programmer Products Market" means the design, development, manufacture, sale or distribution of any device or system used to program or handle programmable integrated circuits. Employee shall be deemed to be connected with such business if such business is carried on by a partnership, corporation or association of which he or she is an employee, officer, director, shareholder, partner, member, consultant or agent; provided, however, that nothing herein shall prevent the purchase or ownership by Employee of shares which constitute less than five percent (5%) of the outstanding equity securities of a publicly-held corporation.

     C. During the Restricted Period, Employee shall not, in addition, directly or indirectly, solicit, influence, or entice any employee or consultant of Employer to cease his or her relationship with Employer or solicit, entice or in any way divert any customer or supplier of Employer to do business with Employee or any entity described herein.

     D. Employee acknowledges that the covenants in this Paragraph 6 are reasonable and that compliance with such covenants will not prevent Employee from pursuing his livelihood. Employee agrees that Employer would be irreparably harmed by a breach of this Paragraph 6. In the event of breach of this provision, Employer shall be entitled to any and all remedies permitted by law and equity, including, without limitation, injunctive relief, disgorgement of funds obtained as a result of the breach of this provision and reasonable attorneys' fees.

7. COMMUNICATIONS. Employee shall not make any statements or take any actions to disparage or undermine the reputation of any Released Party. Employee shall refer all persons requesting references to the President of Employer, who shall provide information consistent with the content of the press release dated January 6, 1997 regarding Employee's termination.

8. REVIEW AND REVOCATION PERIOD. Employer hereby advises Employee to obtain counsel to assist in assessing this offer. This offer shall remain open for twenty-one (21) days from the date upon which it is presented to Employee, after which it shall expire. Further, Employee affirms Employee's understanding that Employee has a period of seven (7) days from the date upon which Employee executes and delivers this Agreement to Employer to revoke Employee's acceptance of this Agreement. If Employee decides to rescind this Agreement, Employee is required to deliver to the undersigned representative of Employer within seven
(7) days from execution and delivery of this Agreement a notice revoking Employee's acceptance of this Agreement.

9. SEVERABILITY. The provisions of this Agreement are severable, and if any part of it is found to be unlawful or unenforceable, the other provisions of this Agreement shall remain fully valid and enforceable to the maximum extent consistent with applicable law.

10. KNOWING AND VOLUNTARY AGREEMENT. Employee is hereby advised to consult an attorney of Employee's choice and has either done so or has knowingly waived the right to do so. Employee has carefully read this agreement; knows the contents thereof; has had an opportunity to discuss it and its effects with Employee's attorney; understands that he is giving up all claims, damages or disputes as set forth in Paragraph 5 of this Agreement, including claims, damages and disputes under the Age Discrimination in Employment Act; has been afforded ample and adequate opportunity to review and analyze this entire Agreement; understands its contents and its final and binding effect; and has signed it as Employee's free and voluntary act. Employee represents and warrants that Employee is the sole and exclusive owner of all respective claims, demands and causes of action, and that no other party has any right, title or interest whatsoever in any of the matters referred to herein, and there has been no assignment, transfer, conveyance or other disposition by Employee of any matters referred to herein.

11. ENTIRE AGREEMENT. This Agreement sets forth the entire understanding between Employee and Employer and supersedes any prior Agreements or understandings, express or implied, pertaining to the terms of Employee's employment with Employer and the termination of the employment relationship except for the Consulting Agreement which is incorporated herein by reference and the agreements representing the Options except as expressly modified herein. This Agreement expressly supersedes and terminates the Change of Control Agreement. Employee acknowledges that in executing this Agreement, Employee does not rely upon any representation or statement by any representative of Employer or any of the Released Parties concerning the subject matter of this Agreement, except as expressly set forth in the text of the Agreement. This Agreement may be amended only by a writing signed by Employee and the President or CEO of Employer.

12. OTHER. This Agreement will be governed by the laws of the State of Washington, excluding its choice of law provisions. The parties hereby consent to the exclusive jurisdiction and venue of the state or federal courts in King County, Washington for all matters and actions arising under this Agreement. The prevailing party shall be entitled to reasonable costs and attorney's fees incurred in connection with such litigation.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the dates below written.

Employer                                       Employee

DATA I/O CORPORATION

By //S//Milton F. Zeutschel             /s/William C. Erxleben
Its President and CEO                   William C. Erxleben
Date January 14, 1998                   Date January 14, 1998

                              Consulting Agreement


     This Consulting Agreement is between William C. Erxleben ("Consultant") and Data I/O Corporation, a Washington corporation ("the Company") in accordance with a Separation Agreement between Consultant and the Company ("the Separation Agreement.")

     Consultant and the Company hereby agree as follows:

1. Services. Consultant shall perform consulting services for the Company to assist the Company with regard to areas of Consultant's expertise as reasonably requested from time to time by the President or CEO of the Company. Consultant shall not be required to provide more than 20 hours of assistance per month and the Company shall not require Consultant to perform services during times which would restrict Consultant from pursuing other employment or consulting positions which are not inconsistent with the Restrictive Covenants herein. Consultant shall provide his own office facilities and equipment.

2. Term of Agreement. This Consulting Agreement shall become effective upon the later of 1) the eighth day after Employee has delivered to the Company the fully executed Separation Agreement in accordance with the terms and conditions therein, provided that the Separation Agreement has not been rescinded or revoked and further provided that by such date Consultant has executed and delivered and all other documents referenced in the Separation Agreement as conditions precedent to the Separation Agreement; or 2) February 1, 1998. This Consulting Agreement shall terminate on June 30, 1999, unless terminated sooner in accordance with the terms and conditions herein.

3. Compensation. The Company shall pay Consultant consulting fees as described in Schedule 1 to this Consulting Agreement until the expiration or termination of this Consulting Agreement. Consultant shall pay all taxes required in connection with this Consulting Agreement and shall indemnify the Company and hold the Company harmless against any and all costs, including taxes, penalties and attorneys' fees, arising from the non-payment of taxes under this Consulting Agreement. Consultant shall pay all expenses related to this agreement unless otherwise authorized in writing in advance by the President or CEO of the Company. Nothing in this Consulting Agreement or the relationship created hereunder entitles Consultant to any fringe benefits.

4. No Agency. The relationship hereunder is one of independent contractor, and neither the Company nor Consultant intends to create any partnership, joint venture, employment or agency. Consultant shall not hold himself out as an agent of the Company and shall not make any representations on behalf of the Company or enter into any obligations on behalf of the Company.

5. Termination. The Company may terminate this Consulting Agreement and cease making payments hereunder upon the occurrence of any of the following:

          (A) Consultant breaches his obligations under Sections 6 or 7 of the Consulting Agreement or Sections 4 or 6 of the Separation Agreement between the Company and Consultant, in which case this Consulting Agreement shall automatically terminate without notice; or

          (B) Consultant fails to comply with provisions of the Consulting Agreement or the Separation Agreement other than those identified in Paragraph 5 (A), provided that Consultant is given a thirty-day period to cure the non-performance upon written notice and fails to satisfactorily cure such non-compliance within the thirty-day cure period.

     Nothing in this Paragraph 5 limits in any way any other rights or remedies the Company may have in the event of the breach by Consultant of any obligation he may have to the Company.

     6. Restrictive Covenants.

     A. Consultant shall not use or disclose, either directly or indirectly, any non-public strategic, financial, technical, marketing, sales, operating, or other proprietary information of the Company or its affiliates. Consultant agrees to keep the terms of the Consulting Agreement (including but not limited to the fact and amount of consideration under this Agreement and the Consulting Agreement) completely confidential, and will not disclose any information concerning this Consulting Agreement or its terms to anyone other than Consultant's spouse, legal counsel and/or financial advisors, who will be informed of and bound by this confidentiality clause. Consultant's obligations under this Paragraph 6 (A) are unlimited in time and scope and shall survive the termination or expiration of this Consulting Agreement. This provision is not intended to restrict Consultant from making disclosures as may be required by law or legal process.

     B. Consultant agrees that he will not, directly or indirectly, during the period from the effective date of this Consulting Agreement until June 30, 1999 ("the Restricted Period"), directly or indirectly be employed by, own, manage, operate, join, control or participate in the ownership, management, operation or control of or be connected with, in any manner, any person or entity engaged in any business or activities that are, or are preparing to be, in competition with the Company with respect to any product or service sold or actively engaged in by the Company in the IC Programmer Products Market, as defined below, in any geographical area where the Company, during the Restricted Period, is engaged in activities, including sales, pertaining to the IC Programmer Products Market or is preparing to engage in such activities. "IC Programmer Products Market" means the design, development, manufacture, sale or distribution of any device or system used to program or handle programmable integrated circuits. Consultant shall be deemed to be connected with such business if such business is carried on by a partnership, corporation or association of which he is an employee, officer, director, shareholder, partner, member, consultant or agent; provided, however, that nothing herein shall prevent the purchase or ownership by Consultant of shares which constitute less than five percent (5%) of the outstanding equity securities of a publicly-held corporation.

     C. During the Restricted Period, Consultant shall not, in addition, directly or indirectly, solicit, influence, or entice any employee or consultant of the Company to cease his or her relationship with the Company or solicit, entice or in any way divert any customer or supplier of the Company to do business with the Company or any entity described herein.

     D. Consultant acknowledges that the covenants in this Paragraph 6 are reasonable and that compliance with such covenants will not prevent Consultant from pursuing his livelihood. Consultant agrees that the Company would be irreparably harmed by a breach of this Paragraph 6. In the event of breach of this provision, the Company shall be entitled to any and all remedies permitted by law and equity, including, without limitation, injunctive relief, disgorgement of funds obtained as a result of the breach of this provision and reasonable attorneys' fees.

7. Intellectual Property. All rights in all intellectual properties, including without limitation works, programs, ideas, manuals reports or inventions which Consultant develops in whole or in part, either alone or jointly with others ("Inventions") in connection with this Consulting Agreement shall be the sole property of the Company and its assigns, and the Company and its assigns shall, in any such case, be the sole owner of all patents, copyrights and other rights in connection therewith. Consultant hereby assigns to the Company any rights Consultant may have or acquire in such Inventions. Consultant further agrees as to all such Inventions to assist the Company in every proper way to obtain and from time to time to enforce patents, copyrights or other rights on said Inventions and improvements in any and all countries and to that end Consultant will execute all documents for use in applying for and obtaining such patents and copyrights thereon and enforcing the same, as the Company may desire, together with any assignments thereof to the Company or persons designated by it. Consultant's obligation to assist the Company in obtaining and enforcing patents, copyrights or other rights for such Inventions and improvements in any and all countries shall continue beyond the termination of this Consulting Agreement.

8. Notices. Notices and other communications called for or required by this Consulting Agreement shall be in writing and shall be addressed to the parties at their respective addresses stated below or to such other address as party may subsequently specify by written notice and shall be deemed to have been received
(i) upon delivery in person, (ii) five days after mailing it by U.S. certified or registered mail, return receipt requested and postage prepaid, or (iii) two days after depositing it with a commercial overnight carrier which provides written verification of delivery:

     To the Company:         Data I/O Corporation
                             10525 Willows Road, N.E.
                             Redmond, Washington 98052
                             Attention: President

     To Consultant:          William C. Erxleben

9. Governing Law. This Consulting Agreement shall be governed by the law of the State of Washington, excluding its choice of law provisions. The parties agree that the exclusive jurisdiction and venue of any lawsuit between them shall be in the state or federal courts sitting in King County, Washington. The prevailing party shall be entitled to reasonable attorneys' fees and costs incurred in connection with such litigation.

10. Other. Except for the Separation Agreement between Consultant and the Company and other agreements incorporated by reference therein, this Consulting Agreement constitutes the exclusive agreement of the parties with respect to the subject matter hereof and supersedes all prior agreements or understandings of the parties. This Consulting Agreement may be modified only by a writing signed by Consultant and the President or CEO of the Company.



The Company                                      Consultant

DATA I/O CORPORATION


By /s/Milton F. Zeutschel               /s/William C. Erxleben
Its President and CEO                   William C. Erxleben

                                        -------------------
                                        Social Security Number

Date January 14, 1998                   Date January 14, 1998

Data I/O Corporation
Bill Erxleben Consulting Payment Structure
1/13/1998

Total Payments under Consulting Proposal                           $250,000.00

Amount scheduled for 1999 (before tax related adjustment)            18,000.00

Amount scheduled for 1998                                           232,000.00


Payment 1           8th day after execution of Sep.Agmt              19,333.34
Payment 2                         15-Feb                              9,666.67
Payment 3                         28-Feb                              9,666.67
Payment 4                         15-Mar                              9,666.67
Payment 5                         31-Mar                              9,666.67
Payment 6                         15-Apr                              9,666.67
Payment 7                         30-Apr                              9,666.67
Payment 8                         15-May                              9,666.67
Payment 9                         31-May                              9,666.67
Payment 10                        15-Jun                              9,666.67
Payment 11                        30-Jun                              9,666.67
Payment 12                        15-Jul                              9,666.67
Payment 13                        31-Jul                              9,666.67
Payment 14                        15-Aug                              9,666.67
Payment 15                        31-Aug                              9,666.67
Payment 16                        15-Sep                              9,666.67
Payment 17                        30-Sep                              9,666.67
Payment 18                        15-Oct                              9,666.67
Payment 19                        31-Oct                              9,666.67
Payment 20                        15-Nov                              9,666.67
Payment 21                        30-Nov                              9,666.67
Payment 22                        15-Dec                              9,666.67
Payment 23                        31-Dec                              9,666.67
                                                                   -----------
                              Total for 1998                        232,000.08

Payment 1                         15-Jan                               1624.26
Payment 2                         31-Jan                               1624.26
Payment 3                         15-Feb                               1624.26
Payment 4                         28-Feb                               1624.26
Payment 5                         15-Mar                               1624.26
Payment 6                         31-Mar                               1624.26
Payment 7                         15-Apr                               1624.26
Payment 8                         30-Apr                               1624.26
Payment 9                         15-May                               1624.26
Payment 10                        31-May                               1624.26
Payment 11                        15-Jun                               1624.26
Payment 12                        30-Jun                               1624.26
                                                                   -----------
                              Total for 1999                         19,491.12

               FIRST AMENDMENT TO ASSET PURCHASE AGREEMENT BETWEEN
                 REEL-TECH, INC., A WASHINGTON CORPORATION, AND
                     REEL TECH, INC., AN INDIANA CORPORATION

Effective May 6, 1997, the following is an amendment (the "First Amendment") to the Asset Purchase Agreement by and among Reel-Tech, Inc., a Washington corporation ("Purchaser"), Reel Tech, Inc., an Indiana corporation ("Seller"), and Norris R. Hall and Douglas R. Hall ("Shareholders") dated August 31, 1995. All terms used in this First Amendment shall have the same meaning as those in the Agreement. The Agreement shall be amended as follows:

1. The parties acknowledge Reel Tech, Inc., an Indiana corporation, has changed its name to Hall, Inc.

2. Section 2 of Exhibit 3.6A, Employment Agreement between Reel-Tech, Inc. and Douglas R. Hall, and Section 2 of Exhibit 3.6B, Employment Agreement between Reel-Tech, Inc. and Norris R. Hall, shall be amended as follows:

     "August 31, 1998" in the fourth line shall be changed to "December 31, 1998".

3. Section 3.2 of Exhibit 3.6A, Employment Agreement between Reel-Tech, Inc. and Douglas R. Hall, and Section 3.2 of Exhibit 3.6B, Employment Agreement between Reel-Tech, Inc. and Norris R. Hall, shall be amended as follows:

     After the end of the third sentence, the remainder of Section 3.2 shall be deleted and superseded by the following:

     In addition, subject to the conditions set forth herein, Data I/O shall grant to Employee additional nonqualified stock options to purchase up to 3,750 shares of the Common Stock of Data I/O (the "TR4000 Options") pursuant to and in accordance with the Plan, to be granted on the date development of the TR4000 tape and reel system (the"TR4000") is successfully completed (the "TR4000 Date"). The criteria for determining the TR4000 Date are: (a) The TR4000 must meet the specifications detailed in the Customer Requirements Document ("CRD") for the TR4000 (b) The TR4000 must be a fully documented product (including all drawings and manufacturing assembly instructions) for manufacturing to be able to reproduce on a volume basis and (c) Reel-Tech, Inc. must manufacture a reproducible product as evidenced by the shipment, installation and written acceptance of the beta unit and/or first production unit by October 15, 1997. Such grant shall be in the form of Stock Option Agreement attached hereto as Exhibit B-1. The exercise price for the TR4000 Options shall be the fair market value of the Common Stock on the TR4000 Date as determined by the Plan administrator. Notwithstanding the foregoing, Data I/O shall have no obligation to grant, and Employee shall have no right to be granted, the TR4000 Options if the TR4000 Date occurs after October 15, 1997.

     In addition, subject to the conditions set forth herein, Data I/O shall grant to Employee additional nonqualified stock options to purchase up to 11,250 shares of the Common Stock of Data I/O (the "Coyote Options") pursuant to and in accordance with the Plan, to be granted on the date development of the Coyote programming system is successfully completed (the "Coyote Date"). The criteria for determining the Coyote Date shall be mutually agreed on by the parties by May 9, 1997. Such grant shall be in the form of Stock Option Agreement to be attached hereto as Exhibit B-2. The exercise price for the Coyote Options shall be the fair market value of the Common Stock on the Coyote Date as determined by the Plan administrator.

3. Exhibit B, Stock Option Agreement, of Exhibit 3.6A, Employment Agreement between Reel-Tech, Inc. and Douglas R. Hall, shall be deleted in its entirety and superseded by the attached Exhibit B-1, and Exhibit B-2 to be attached by May 9, 1997:

                                   EXHIBIT B-1

                              DATA I/O CORPORATION
                             1986 STOCK OPTION PLAN

                             STOCK OPTION AGREEMENT


     THIS STOCK OPTION AGREEMENT is entered into as of the __ day of ______, 199__ ("Date of Grant"), by and between Data I/O Corporation, a Washington corporation (the "Company"), and Douglas R. Hall (the "Optionee").

     1. Grant of Option. Subject to the terms and conditions hereof and the Company's 1986 Stock Option Plan (the "Plan"), the Company hereby grants to the Optionee the right and option (the "Option") to purchase up to three thousand seven hundred fifty (3,750) shares (the "Shares") of the common stock, $.01 par value, of the Company, at a price per share of $________ (the "Exercise Price"). This Option is intended not to qualify as an Incentive Stock Option for purposes of Section 422 of the Internal Revenue Code of 1986, as amended. In the case of any stock split, stock dividend or like change in the nature of shares granted by this Agreement, the number of shares and option price shall be proportionately adjusted as set forth in Section 5(m) of the Plan. The Option shall vest and become exercisable according to the following schedule provided that the Optionee is continuously employed by the Company through the dates set forth therein:

                                                      Portion of Total
                                                  Option Which Will Become
           Date                                         Exercisable
           ----                                         -----------

     October 15, 1997                                     33.33%
     October 15, 1998                                     66.66%
     October 15, 1999                                     100%

     The vesting of the Option is subject to acceleration in accordance with the provisions of Section 5(f) of the Plan.

     2. Termination of Option. The Option shall terminate, to the extent not previously exercised, six (6) years from the Date of Grant or earlier in accordance with Section 5 of the Plan. The unvested portion of the Option shall terminate immediately upon the Optionee's termination of employment for any reason whatsoever.

     3. Non-transferable. This Option may not be transferred, assigned, pledged or hypothecated in any manner (whether by operation of law or otherwise) other than by will or by the applicable laws of descent and distribution, and shall not be subject to execution, attachment or similar process. Upon any attempt to transfer, assign, pledge, hypothecate or otherwise dispose of this Option or of any right or privilege conferred hereby, contrary to the provisions hereof, or upon the sale or levy or any attachment or similar process upon the rights and privileges conferred hereby, this Option shall thereupon terminate and become null and void.

     4. Exercise. Subject to Sections 1 and 2 hereof and the Plan, this Option may be exercised in whole or in part by means of a written notice of exercise signed and delivered by the Optionee (or, in the case of exercise after death of the Optionee by the executor, administrator, heir or legatee of the Optionee, as the case may be) to the Company at the address set forth herein for notices to the Company. Such notice (a) shall state the number of Shares to be purchased and the date of exercise, and (b) shall be accompanied by payment of the full exercise price in cash, by certified or cashier's check or by delivery of such other consideration as the administrator of the Plan may approve.

     5. Withholding. Prior to delivery of any Shares purchased upon exercise of this Option, the Company shall determine the amount of any United States federal and state income tax, if any, which is required to be withheld under applicable law and shall, as a condition of exercise of this Option and delivery of certificates representing the Shares purchased upon exercise of the Option, collect from Optionee the amount of any such tax to the extent not previously withheld.

     6. Rights of the Optionee. Neither this Option, the execution of this Agreement nor the exercise of any portion of this Option shall confer upon Optionee any right to, or guarantee of, continued employment by the Company, or in any way limit the right of the Company to terminate employment of Optionee at any time, subject to the terms of any employment agreements between the Company and Optionee.

     7. Professional Advice. The acceptance and exercise of the Option and the sale of Option Stock may have consequences under federal and state tax and securities laws which may vary depending upon the individual circumstances of the Optionee. Accordingly, the Optionee acknowledges that he has been advised to consult his personal legal and tax advisor in connection with this Agreement and his dealings with respect to the Option or the Option Stock.

     8. Agreement Subject to Plan. This Option and this Agreement evidencing and confirming the same are subject to the terms and conditions set forth in the Plan and in any amendments to the Plan existing now or in the future, which terms and conditions are incorporated herein by reference. A copy will be made available upon request. Should any conflict exist between the provisions of the Plan and those of this Agreement, those of this Agreement shall govern and control. This Agreement and the Plan set forth the entire and exclusive understanding between the Company and Optionee with respect to the Option and shall be deemed to integrate, replace and supersede all previous communications, representations or agreements between the parties with respect to the subject matter hereof, whether written or oral.

     9. Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Washington without regard to its conflicts of laws principles to the contrary, and shall bind and inure to the benefit of the heirs, executors, personal representatives, successors and assigns of the parties hereto.

     IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first above written.

DATA I/O CORPORATION                    OPTIONEE: Douglas R. Hall


By _______________________              ________________________

Printed Name ____________________       Printed Name _____________________

Title _________________

4. Exhibit B, Stock Option Agreement, of Exhibit 3.6B, Employment Agreement between Reel-Tech, Inc. and Norris R. Hall, shall be deleted in its entirety and superseded by the attached Exhibit B-1, and Exhibit B-2 to be attached by May 9, 1997:

                                   EXHIBIT B-1

                              DATA I/O CORPORATION
                             1986 STOCK OPTION PLAN

                             STOCK OPTION AGREEMENT


     THIS STOCK OPTION AGREEMENT is entered into as of the __ day of _______, 199__ ("Date of Grant"), by and between Data I/O Corporation, a Washington corporation (the "Company"), and Norris R. Hall (the "Optionee").

     1. Grant of Option. Subject to the terms and conditions hereof and the Company's 1986 Stock Option Plan (the "Plan"), the Company hereby grants to the Optionee the right and option (the "Option") to purchase up to three thousand seven hundred fifty (3,750) shares (the "Shares") of the common stock, $.01 par value, of the Company, at a price per share of $________ (the "Exercise Price"). This Option is intended not to qualify as an Incentive Stock Option for purposes of Section 422 of the Internal Revenue Code of 1986, as amended. In the case of any stock split, stock dividend or like change in the nature of shares granted by this Agreement, the number of shares and option price shall be proportionately adjusted as set forth in Section 5(m) of the Plan. The Option shall vest and become exercisable according to the following schedule provided that the Optionee is continuously employed by the Company through the dates set forth therein:

                                                     Portion of Total
                                                 Option Which Will Become
     Date                                              Exercisable
     ----                                              -----------
     October 15, 1997                                     33.33%
     October 15, 1998                                     66.66%
     October 15, 1999                                     100%

     The vesting of the Option is subject to acceleration in accordance with the provisions of Section 5(f) of the Plan.

     2. Termination of Option. The Option shall terminate, to the extent not previously exercised, six (6) years from the Date of Grant or earlier in accordance with Section 5 of the Plan. The unvested portion of the Option shall terminate immediately upon the Optionee's termination of employment for any reason whatsoever.

     3. Non-transferable. This Option may not be transferred, assigned, pledged or hypothecated in any manner (whether by operation of law or otherwise) other than by will or by the applicable laws of descent and distribution, and shall not be subject to execution, attachment or similar process. Upon any attempt to transfer, assign, pledge, hypothecate or otherwise dispose of this Option or of any right or privilege conferred hereby, contrary to the provisions hereof, or upon the sale or levy or any attachment or similar process upon the rights and privileges conferred hereby, this Option shall thereupon terminate and become null and void.

     4. Exercise. Subject to Sections 1 and 2 hereof and the Plan, this Option may be exercised in whole or in part by means of a written notice of exercise signed and delivered by the Optionee (or, in the case of exercise after death of the Optionee by the executor, administrator, heir or legatee of the Optionee, as the case may be) to the Company at the address set forth herein for notices to the Company. Such notice (a) shall state the number of Shares to be purchased and the date of exercise, and (b) shall be accompanied by payment of the full exercise price in cash, by certified or cashier's check or by delivery of such other consideration as the administrator of the Plan may approve.

     5. Withholding. Prior to delivery of any Shares purchased upon exercise of this Option, the Company shall determine the amount of any United States federal and state income tax, if any, which is required to be withheld under applicable law and shall, as a condition of exercise of this Option and delivery of certificates representing the Shares purchased upon exercise of the Option, collect from Optionee the amount of any such tax to the extent not previously withheld.

     6. Rights of the Optionee. Neither this Option, the execution of this Agreement nor the exercise of any portion of this Option shall confer upon Optionee any right to, or guarantee of, continued employment by the Company, or in any way limit the right of the Company to terminate employment of Optionee at any time, subject to the terms of any employment agreements between the Company and Optionee.

     7. Professional Advice. The acceptance and exercise of the Option and the sale of Option Stock may have consequences under federal and state tax and securities laws which may vary depending upon the individual circumstances of the Optionee. Accordingly, the Optionee acknowledges that he has been advised to consult his personal legal and tax advisor in connection with this Agreement and his dealings with respect to the Option or the Option Stock.

     8. Agreement Subject to Plan. This Option and this Agreement evidencing and confirming the same are subject to the terms and conditions set forth in the Plan and in any amendments to the Plan existing now or in the future, which terms and conditions are incorporated herein by reference. A copy will be made available upon request. Should any conflict exist between the provisions of the Plan and those of this Agreement, those of this Agreement shall govern and control. This Agreement and the Plan set forth the entire and exclusive understanding between the Company and Optionee with respect to the Option and shall be deemed to integrate, replace and supersede all previous communications, representations or agreements between the parties with respect to the subject matter hereof, whether written or oral.

     9. Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Washington without regard to its conflicts of laws principles to the contrary, and shall bind and inure to the benefit of the heirs, executors, personal representatives, successors and assigns of the parties hereto.

     IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first above written.

DATA I/O CORPORATION                    OPTIONEE: Norris R. Hall

By _______________________              ________________________

Printed Name ____________________       Printed Name _____________________

Title _________________

In the event of a conflict between the terms of the First Amendment and the Agreement, the First Amendment shall control. All other terms and conditions of the Agreement shall remain in full force and effect.

Executed by authorized representatives of the parties as of the date first listed above.

PURCHASER:                              SELLER:
REEL-TECH, INC., A WASHINGTON           HALL, INC. (FORMERLY REEL TECH,
CORPORATION                             INC., AN INDIANA CORPORATION)

/s/William C. Erxleben                  /s/Douglas R. Hall
Signature                               Signature

William C. Erxleben                     Douglas R. Hall

Chairperson of the Board                President

May 6, 1997                             May 6, 1997
Date                                    Date

                                        SHAREHOLDERS:

                                        /s/Douglas R. Hall
                                        Douglas R. Hall

                                        May 6, 1997
                                        Date

                                        /s/Norris R. Hall
                                        Norris R. Hall

                                        May 6, 1997
                                        Date

              SECOND AMENDMENT TO ASSET PURCHASE AGREEMENT BETWEEN
                 REEL-TECH, INC., A WASHINGTON CORPORATION, AND
                     REEL TECH, INC., AN INDIANA CORPORATION

Effective May 6, 1997, 1997, the following is the second amendment (the "Second Amendment") to the Asset Purchase Agreement by and among Reel-Tech, Inc., a Washington corporation ("Purchaser"), Reel Tech, Inc., an Indiana corporation ("Seller"), and Norris R. Hall and Douglas R. Hall ("Shareholders") dated August 31, 1995. All terms used in this Second Amendment shall have the same meaning as those in the Agreement. The Agreement shall be amended as follows:



1. Section 2.4 Calculation and Payment of Earn-Out shall be deleted in its entirety and superseded by the following:

     2.4  Calculation and Payment of Earn-Out.

          2.4.1 Subject to the requirements of Section 2.4 hereof, Purchaser shall make additional cash payments of an aggregate amount not to exceed $2,000,000 should the continuing operations of the SCE Business acquired hereby attain the revenue and pre-tax income as a percentage of revenue or pre-tax income targets, as applicable, set forth below. The period for attainment of these targets (the "Earn-Out Period") will be the period beginning with the first day following the Effective Date and ending on December 31, 1998, but excluding the period between August 23, 1996, and December 26, 1996. No earn-out will accrue after the end of the Earn-Out Period. The revenue and pre-tax income targets and related Earn-Out Payments are as follows:

                             Earn-Out Payments(1)(2)

                                                              Earn-Out          Earn-Out           Earn-Out
                                                              Payment 1         Payment 2          Payment 3
Earn-Out Payment amounts:
  Achievement of minimum targets(1)                           $666,000          $667,000           $667,000
  Achievement of bonus targets(1)                             $832,750          $833,750           $333,500

Minimum Targets(1):
  Revenues(2)                                                 $4,500,000        $5,500,000         $6,500,000
  and
  Pre-tax income as a % of revenues or pre-tax income,(3)     10%               $550,000           $650,000
   as applicable

Bonus Targets(1):
  Revenues(2)                                                 $4,500,000        $5,500,000         $6,500,000
  and
  Pre-tax income as a % of revenues(3)                        17%               17%                17%

Requirements:

(1) For any Earn-Out Payments, both the revenue target and pre-tax income as a % of revenue or pre-tax income target, as applicable, must be met in an Annual Earn-Out Period, as defined below. Any Earn-Out Payment may be earned during any of the three Annual Earn-Out Periods during the Earn-Out Period and more than one Earn-Out Payment may be earned in any Annual Earn-Out Period, provided that Earn-Out Payment 3 may only be earned in the Annual Earn-Out Period beginning on December 26, 1997 and ending on December 31, 1998, each Earn-Out Payment may be earned only once and under no circumstances will the aggregate amount of Earn-Out Payments exceed $2,000,000.

(2) For purposes of calculating Earn-Out Payments, revenue shall mean revenues generated by the SCE Business from the sale of semi-conductor equipment or the provision of related services plus the transfer price of the ProMaster(R) 9500 at the price therefor under the OEM/Purchase Agreement dated October 7, 1994, between Data I/O and Seller (the "9500 Transfer Price") and the transfer price of Data I/O's Coyote product, plus actual revenues from the sale of any other products as mutually agreed in writing, in each case net of discounts, returns, credits and allowances. Revenues shall not include sales to third party customers of any of Data I/O's ProMaster(R) line of products, including without limitation, Data I/O's Coyote product, or of similar products which include programming capabilities. Acceptance of orders will be governed by Purchaser-approved operating plans and profit criteria. All exceptions will require approval by the Chief Executive Officer, Treasurer or Chief Financial Officer of Purchaser.

(3) Pre-tax income shall mean the aggregate net income (including losses which shall be taken into account negatively) for the Annual Earn-Out Period in question before any deductions for federal, state or local taxes measured by income. The costs to be used in calculating pre-tax income will be determined substantially as follows:

     (a) All direct costs, except for costs associated with producing Data I/O's ProMaster(R) 9500 or Coyote product, associated with the Indianapolis operations or otherwise associated with the SCE Business or any product for which revenue is included in this earn-out calculation, per note 2 above, will be charged against earnings. Amortization of the purchase price of this transaction shall be excluded.

     (b) Interest expense will be charged against earnings at a rate equal to the prevailing prime rate as published by the Wall Street Journal in effect on the first day of each Purchaser fiscal quarter to the extent that the operations of the SCE Business consume cash beyond the amount of cash included in the Purchased Assets or generated by the SCE Business after the Effective Date. For purposes of this calculation all sums paid as Purchase Price will be excluded. Such use of cash will be calculated on a daily basis. A "line of credit" shall be established by Purchaser for the SCE Business. Such "line of credit" will provide the SCE Business with working capital as approved by Purchaser and may be paid down to reduce the balance based on cash generated by the SCE Business.

     (c) The costs of producing Data I/O's ProMaster(R) 9500 will be included in the calculation of the Earn-Out Payment at sixty-five percent (65%) of the 9500 Transfer Price and the costs of developing and/or manufacturing Data I/O's Coyote product will be included in the calculation of the Earn-Out Payment at a formula to be mutually agreed upon by May 9, 1997.

     (d) New product development will be funded at 8% of revenues of the SCE Business unless otherwise mutually agreed by Purchaser and the Shareholders. The actual direct costs to the SCE Business of any NRE funded by customers of the SCE Business for development of new products will be considered product development expenditures for purposes of calculating such 8%.

     (e) Data I/O corporate senior staff time and costs will not be charged to the Indianapolis operation; provided, however, other corporate personnel time and costs will be charged to the SCE Business on a pro-rata basis at Direct, Unburdened Cost, plus a 5% administrative fee, if such personnel devote more than one-half of their time in any Fiscal Month to direct support of the SCE Business. "Direct, Unburdened Cost" shall include all salaries, benefits and taxes for personnel and other direct costs associated with the support of the SCE Business.

     (f) The following also shall be excluded from the calculation of pre-tax income:

          (i) Revenue derived from non-operating sources, such as interest income and income or loss from non-business related investments;

          (ii) Gain from the sale of capital assets or other non-recurring events; and

          (iii) The results of any operations acquired by the SCE Business or Purchaser after the Effective Date.

          2.4.2 All Earn-Out Payments are contingent on or subject to the following:

     (a) The parties agree that the target date for ISO 9001 certification of the Indianapolis, Indiana facility is January 31, 1997. No Earn-Out Payment shall be made unless and until the SCE Business obtains ISO 9001 certification. If ISO 9001 certification is not obtained by the end of the Earn-Out Period, no Earn-Out Payments shall accrue or be made.

     (b) Earn-Out Payments 2 and 3 are contingent on completion by the SCE Business of engineering and manufacturing documentation for all products being sold by the SCE business and for Data I/O's Coyote product which satisfys the standards set forth in Schedule 2.4.2. The parties agree that the target date for completion of such documentation is January 31, 1997 for all products except Coyote products and that the target date for Coyote products shall be agreed upon by May 9, 1997; provided, however, that if such documentation has not been completed by the end of the Earn-Out Period, Earn-Out Payments 2 and 3 shall not accrue or be paid.

     (c) Payment of Earn-Out Payments is also contingent on both of the Shareholders continued employment (unless such employment is terminated as a result of death or disability) by Purchaser pursuant to their Employment Agreements with Purchaser.

          2.4.3 The measurement of the achievement of the revenue and pre-tax income as a percentage of revenue or pre-tax income targets, as applicable, will be done based on three twelve (12) Fiscal Month periods, the first of which will begin on September 1, 1995, and end on August 22, 1996; the second of which will begin on December 27, 1996 and end on December 25, 1997; and the third of which will begin on December 26, 1997, and end on December 31, 1998. Each such period is referred to as an "Annual Earn-Out Period". The period between August 23, 1996, and December 26, 1996, shall be excluded from the Earn-Out Period. The calculation of the actual results will be completed by Purchaser within sixty (60) days following the last day of each Annual Earn-Out Period. All calculations of performance of the SCE Business against the foregoing targets shall be determined by Purchaser in good faith based on the foregoing and in accordance with generally accepted accounting principles applied in a manner consistent with the accounting policies, practices and assumptions employed by Purchaser in preparing its own financial statements.

          2.4.4 Earn-Out Payments shall be made to the Seller within thirty (30) days of completion of the measurement of actual results as noted in Section
     2.4.3 or within thirty (30) days of the completion of the requirements as specified in Section 2.4.2, whichever is later.

In the event of a conflict between the terms of the Second Amendment and the Agreement, the Second Amendment shall control. All other terms and conditions of the Agreement shall remain in full force and effect.

Executed by authorized representatives of the parties as of the date first listed above.

PURCHASER:                              SELLER:
REEL-TECH, INC., A WASHINGTON           HALL, INC. (FORMERLY REEL TECH,
CORPORATION                             INC., AN INDIANA CORPORATION)

/s/William C. Erxleben                  /s/Douglas R. Hall
Signature                               Signature

William C. Erxleben                     Douglas R. Hall

Chairperson of the Board                President

May 6, 1997                             May 6, 1997
Date                                    Date

                                        SHAREHOLDERS:

                                        /s/Douglas R. Hall
                                        Douglas R. Hall

                                        May 6, 1997
                                        Date

                                        /s/Norris R. Hall
                                        Norris R. Hall

                                        May 6, 1997
                                        Date

               THIRD AMENDMENT TO ASSET PURCHASE AGREEMENT BETWEEN
                 REEL-TECH, INC., A WASHINGTON CORPORATION, AND
                     REEL TECH, INC., AN INDIANA CORPORATION

Effective July 2, 1997, the following is an amendment (the "Third Amendment") to the Asset Purchase Agreement by and among Reel-Tech, Inc., a Washington corporation ("Purchaser"), Reel Tech, Inc., an Indiana corporation ("Seller"), and Norris R. Hall and Douglas R. Hall ("Shareholders") dated August 31, 1995. All terms used in this Third Amendment shall have the same meaning as those in the Agreement. The Agreement shall be amended as follows:

1. Footnote 2 of Section 2.4.1 shall be deleted in its entirety and superseded by the following:

     (2) For purposes of calculating Earn-Out Payments, revenue shall mean revenues generated by the SCE Business from the sale of semi-conductor equipment or the provision of related services plus the transfer price of the ProMaster(R) 9500 at the price therefor under the OEM/Purchase Agreement dated October 7, 1994, between Data I/O and Seller (the "9500 Transfer Price") and the transfer price of Data I/O's Coyote Product, if the SCE Business is producing the Coyote product, plus actual revenues from the sale of any other products as mutually agreed in writing, in each case net of discounts, returns, credits and allowances. If the Coyote product is not being produced by the SCE Business on December 31, 1998, but is being produced at such time by Data I/O, Seller will receive a revenue credit for the Annual Earnout Period beginning on December 26, 1997, and ending on December 31, 1998, equal to $415,000. Such credit shall be reduced by seventy-five percent (75%) of the gross margin of thirty percent (30%) previously paid to Seller as part of the Coyote transfer price for prior units produced by the SCE Business and sold to Data I/O. Revenues shall not include sales to third party customers of any of Data I/O's ProMaster(R) line of products or of similar products which include programming capabilities. Acceptance of orders will be governed by Purchaser-approved operating plans and profit criteria. All exceptions will require approval by the Chief Executive Officer, Treasurer or Chief Financial Officer of Purchaser.

2. Footnote 3 (c) of Section 2.4.1 shall be deleted in its entirety and superseded by the following:

     (c) The costs of producing Data I/O's ProMaster(R)9500 will be included in the calculation of the Earn-Out Payment at sixty-five percent (65%) of the 9500 Transfer Price. The costs of producing Data I/O's Coyote product, if Data I/O's Coyote product is produced by the SCE Business, will be included in the calculation of the Earn-Out Payment at seventy percent (70%) of the Coyote product transfer price.

3. Section 3.2 of Exhibit 3.6A, Employment Agreement between Reel-Tech, Inc. and Douglas R. Hall, and Section 3.2 of Exhibit 3.6B, Employment Agreement between Reel-Tech, Inc. and Norris R. Hall, shall be amended as follows:

     The following language in the last paragraph of Section 3.2 regarding the Coyote Options, shall be deleted in its entirety:

     "In addition, subject to the conditions set forth herein, Data I/O shall grant to Employee additional nonqualified stock options to purchase up to 11,250 shares of the Common Stock of Data I/O (the "Coyote Options") pursuant to and in accordance with the Plan, to be granted on the date development of the Coyote programming system is successfully completed (the "Coyote Date"). The criteria for determining the Coyote Date shall be mutually agreed on by the parties by May 9, 1997. Such grant shall be in the form of Stock Option Agreement to be attached hereto as Exhibit B-2. The exercise price for the Coyote Options shall be the fair market value of the Common Stock on the Coyote Date as determined by the Plan administrator";

     and replaced with the following language:

     "In addition, subject to the conditions set forth herein, Data I/O shall grant to Employee additional nonqualified stock options to purchase up to 11,250 shares of the Common Stock of Data I/O (the "Coyote Options") pursuant to and in accordance with the Plan, to be granted on the date development of the Coyote programming system (the "Coyote") is successfully completed (the "Coyote Date"). The criteria for determining the Coyote Date are: (a) The Coyote must meet the specifications detailed in the Customer Requirements Document ("CRD") for the Coyote as of March 26, 1997, Rev. 0.4
     (b) The Coyote must be a fully documented product (including all drawings and manufacturing assembly instructions) for manufacturing to be able to reproduce on a volume basis and (c) Reel-Tech, Inc. must manufacture a reproducible product as evidenced by the shipment, installation and written acceptance of the beta unit and/or first production unit and the completion of Quality Gate 6, Product Launch, as listed in the ProMaster Coyote Schedule dated May 2, 1997, ("Product Launch") by December 5, 1997; provided, however, all design modifications necessary for full production and Product Launch of the Coyote must be completed by December 5, 1997. Such grant shall be in the form of Stock Option Agreement attached hereto as Exhibit B-2. The exercise price for the Coyote Options shall be the fair market value of the Common Stock on the Coyote Date as determined by the Plan administrator. Notwithstanding the foregoing, Data I/O shall have no obligation to grant, and Employee shall have no right to be granted, the Coyote Options if the Coyote Date occurs after December 5, 1997; provided, however, if Data I/O has not delivered to Reel-Tech, Inc. the DataSite product for integration with the Coyote by July 18, 1997, the laser and shuttle for the Coyote by August 1, 1997, the Tasklink Handler interface for the Coyote by August 8, 1997, and the beta Tasklink Windows(R) interface for the Coyote by September 17, 1997, , and the Coyote Date shall be extended one (1) day for each day of delay in delivery of such items."

4. The attached Exhibit B-2, Stock Option Agreement, shall be attached after Exhibit B-1 to Exhibit 3.6A, Employment Agreement between Reel-Tech, Inc. and Douglas R. Hall:

                                   EXHIBIT B-2

                              DATA I/O CORPORATION
                             1986 STOCK OPTION PLAN

                             STOCK OPTION AGREEMENT

     THIS STOCK OPTION AGREEMENT is entered into as of the __ day of __________, 199__ ("Date of Grant"), by and between Data I/O Corporation, a Washington corporation (the "Company"), and Douglas R. Hall (the "Optionee").

     1. Grant of Option. Subject to the terms and conditions hereof and the Company's 1986 Stock Option Plan (the "Plan"), the Company hereby grants to the Optionee the right and option (the "Option") to purchase up to eleven thousand two hundred fifty (11,250) shares (the "Shares") of the common stock, $.01 par value, of the Company, at a price per share of $________ (the "Exercise Price"). This Option is intended not to qualify as an Incentive Stock Option for purposes of Section 422 of the Internal Revenue Code of 1986, as amended. In the case of any stock split, stock dividend or like change in the nature of shares granted by this Agreement, the number of shares and option price shall be proportionately adjusted as set forth in Section 5(m) of the Plan. The Option shall vest and become exercisable according to the following schedule provided that the Optionee is continuously employed by the Company through the dates set forth therein:


                                                     Portion of Total
                                                 Option Which Will Become
          Date                                         Exercisable
          ----                                         -----------
     December 5, 1997                                     33.33%
     December 5, 1998                                     66.66%
     December 5, 1999                                     100%

     The vesting of the Option is subject to acceleration in accordance with the provisions of Section 5(f) of the Plan.

     2. Termination of Option. The Option shall terminate, to the extent not previously exercised, six (6) years from the Date of Grant or earlier in accordance with Section 5 of the Plan. The unvested portion of the Option shall terminate immediately upon the Optionee's termination of employment for any reason whatsoever.

     3. Non-transferable. This Option may not be transferred, assigned, pledged or hypothecated in any manner (whether by operation of law or otherwise) other than by will or by the applicable laws of descent and distribution, and shall not be subject to execution, attachment or similar process. Upon any attempt to transfer, assign, pledge, hypothecate or otherwise dispose of this Option or of any right or privilege conferred hereby, contrary to the provisions hereof, or upon the sale or levy or any attachment or similar process upon the rights and privileges conferred hereby, this Option shall thereupon terminate and become null and void.

     4. Exercise. Subject to Sections 1 and 2 hereof and the Plan, this Option may be exercised in whole or in part by means of a written notice of exercise signed and delivered by the Optionee (or, in the case of exercise after death of the Optionee by the executor, administrator, heir or legatee of the Optionee, as the case may be) to the Company at the address set forth herein for notices to the Company. Such notice (a) shall state the number of Shares to be purchased and the date of exercise, and (b) shall be accompanied by payment of the full exercise price in cash, by certified or cashier's check or by delivery of such other consideration as the administrator of the Plan may approve.

     5. Withholding. Prior to delivery of any Shares purchased upon exercise of this Option, the Company shall determine the amount of any United States federal and state income tax, if any, which is required to be withheld under applicable law and shall, as a condition of exercise of this Option and delivery of certificates representing the Shares purchased upon exercise of the Option, collect from Optionee the amount of any such tax to the extent not previously withheld.

     6. Rights of the Optionee. Neither this Option, the execution of this Agreement nor the exercise of any portion of this Option shall confer upon Optionee any right to, or guarantee of, continued employment by the Company, or in any way limit the right of the Company to terminate employment of Optionee at any time, subject to the terms of any employment agreements between the Company and Optionee.

     7. Professional Advice. The acceptance and exercise of the Option and the sale of Option Stock may have consequences under federal and state tax and securities laws which may vary depending upon the individual circumstances of the Optionee. Accordingly, the Optionee acknowledges that he has been advised to consult his personal legal and tax advisor in connection with this Agreement and his dealings with respect to the Option or the Option Stock.

     8. Agreement Subject to Plan. This Option and this Agreement evidencing and confirming the same are subject to the terms and conditions set forth in the Plan and in any amendments to the Plan existing now or in the future, which terms and conditions are incorporated herein by reference. A copy will be made available upon request. Should any conflict exist between the provisions of the Plan and those of this Agreement, those of this Agreement shall govern and control. This Agreement and the Plan set forth the entire and exclusive understanding between the Company and Optionee with respect to the Option and shall be deemed to integrate, replace and supersede all previous communications, representations or agreements between the parties with respect to the subject matter hereof, whether written or oral.

     9. Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Washington without regard to its conflicts of laws principles to the contrary, and shall bind and inure to the benefit of the heirs, executors, personal representatives, successors and assigns of the parties hereto.

     IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first above written.

DATA I/O CORPORATION                    OPTIONEE: Douglas R. Hall


By _________________________            ____________________________

Printed Name _______________            Printed Name ________________

Title ______________________


4. The attached Exhibit B-2, Stock Option Agreement, shall be attached after Exhibit B-1 to Exhibit 3.6B, Employment Agreement between Reel-Tech, Inc. and Norris R. Hall:

                                   EXHIBIT B-2

                              DATA I/O CORPORATION
                             1986 STOCK OPTION PLAN

                             STOCK OPTION AGREEMENT


     THIS STOCK OPTION AGREEMENT is entered into as of the __ day of __________, 199__ ("Date of Grant"), by and between Data I/O Corporation, a Washington corporation (the "Company"), and Norris R. Hall (the "Optionee").

     1. Grant of Option. Subject to the terms and conditions hereof and the Company's 1986 Stock Option Plan (the "Plan"), the Company hereby grants to the Optionee the right and option (the "Option") to purchase up to eleven thousand two hundred fifty (11,250) shares (the "Shares") of the common stock, $.01 par value, of the Company, at a price per share of $________ (the "Exercise Price"). This Option is intended not to qualify as an Incentive Stock Option for purposes of Section 422 of the Internal Revenue Code of 1986, as amended. In the case of any stock split, stock dividend or like change in the nature of shares granted by this Agreement, the number of shares and option price shall be proportionately adjusted as set forth in Section 5(m) of the Plan. The Option shall vest and become exercisable according to the following schedule provided that the Optionee is continuously employed by the Company through the dates set forth therein:

                                                     Portion of Total
                                                 Option Which Will Become
     Date                                              Exercisable
     ----                                        ------------------------

     December 5, 1997                                     33.33%
     December 5, 1998                                     66.66%
     December 5, 1999                                     100%

     The vesting of the Option is subject to acceleration in accordance with the provisions of Section 5(f) of the Plan.

     2. Termination of Option. The Option shall terminate, to the extent not previously exercised, six (6) years from the Date of Grant or earlier in accordance with Section 5 of the Plan. The unvested portion of the Option shall terminate immediately upon the Optionee's termination of employment for any reason whatsoever.

     3. Non-transferable. This Option may not be transferred, assigned, pledged or hypothecated in any manner (whether by operation of law or otherwise) other than by will or by the applicable laws of descent and distribution, and shall not be subject to execution, attachment or similar process. Upon any attempt to transfer, assign, pledge, hypothecate or otherwise dispose of this Option or of any right or privilege conferred hereby, contrary to the provisions hereof, or upon the sale or levy or any attachment or similar process upon the rights and privileges conferred hereby, this Option shall thereupon terminate and become null and void.

     4. Exercise. Subject to Sections 1 and 2 hereof and the Plan, this Option may be exercised in whole or in part by means of a written notice of exercise signed and delivered by the Optionee (or, in the case of exercise after death of the Optionee by the executor, administrator, heir or legatee of the Optionee, as the case may be) to the Company at the address set forth herein for notices to the Company. Such notice (a) shall state the number of Shares to be purchased and the date of exercise, and (b) shall be accompanied by payment of the full exercise price in cash, by certified or cashier's check or by delivery of such other consideration as the administrator of the Plan may approve.

     5. Withholding. Prior to delivery of any Shares purchased upon exercise of this Option, the Company shall determine the amount of any United States federal and state income tax, if any, which is required to be withheld under applicable law and shall, as a condition of exercise of this Option and delivery of certificates representing the Shares purchased upon exercise of the Option, collect from Optionee the amount of any such tax to the extent not previously withheld.

     6. Rights of the Optionee. Neither this Option, the execution of this Agreement nor the exercise of any portion of this Option shall confer upon Optionee any right to, or guarantee of, continued employment by the Company, or in any way limit the right of the Company to terminate employment of Optionee at any time, subject to the terms of any employment agreements between the Company and Optionee.

     7. Professional Advice. The acceptance and exercise of the Option and the sale of Option Stock may have consequences under federal and state tax and securities laws which may vary depending upon the individual circumstances of the Optionee. Accordingly, the Optionee acknowledges that he has been advised to consult his personal legal and tax advisor in connection with this Agreement and his dealings with respect to the Option or the Option Stock.

     8. Agreement Subject to Plan. This Option and this Agreement evidencing and confirming the same are subject to the terms and conditions set forth in the Plan and in any amendments to the Plan existing now or in the future, which terms and conditions are incorporated herein by reference. A copy will be made available upon request. Should any conflict exist between the provisions of the Plan and those of this Agreement, those of this Agreement shall govern and control. This Agreement and the Plan set forth the entire and exclusive understanding between the Company and Optionee with respect to the Option and shall be deemed to integrate, replace and supersede all previous communications, representations or agreements between the parties with respect to the subject matter hereof, whether written or oral.

     9. Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of Washington without regard to its conflicts of laws principles to the contrary, and shall bind and inure to the benefit of the heirs, executors, personal representatives, successors and assigns of the parties hereto.

     IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first above written.

DATA I/O CORPORATION                    OPTIONEE: Norris R. Hall


By ______________________               _________________________

Printed Name ____________               Printed Name _______________

Title ___________________


In the event of a conflict between the terms of the Third Amendment and the Agreement, the Third Amendment shall control. All other terms and conditions of the Agreement shall remain in full force and effect.

Executed by authorized representatives of the parties as of the date first listed above.

PURCHASER:                              SELLER:
REEL-TECH, INC., A WASHINGTON           HALL, INC. (FORMERLY REEL TECH,
CORPORATION                             INC., AN INDIANA CORPORATION)

/s/William C. Erxleben                  /s/Douglas R. Hall
Signature                               Signature

William C. Erxleben                     Douglas R. Hall

Chairperson of the Board                President

July 2, 1997                            July 2, 1997
Date                                    Date

                                        SHAREHOLDERS:

                                        /s/Douglas R. Hall
                                        Douglas R. Hall

                                        July 2, 1997
                                        Date

                                        /s/Norris R. Hall
                                        Norris R. Hall

                                        July 2, 1997
                                        Date

                  FOURTH AMENDMENT TO ASSET PURCHASE AGREEMENT
                AMONG REEL-TECH, INC., A WASHINGTON CORPORATION,
    HALL, INC. (FORMERLY REEL TECH, INC., AN INDIANA CORPORATION) AN INDIANA
                CORPORATION, DOUGLAS R. HALL, AND NORRIS R. HALL

     Effective November 25, 1997, the following is an amendment (the "Fourth Amendment") to the Asset Purchase Agreement (the "Agreement"), by and among Reel-Tech, Inc., a Washington corporation ("Purchaser"), Hall, Inc. (formerly Reel-Tech, Inc., an Indiana Corporation), an Indiana corporation ("Seller") and Norris R. Hall and Douglas R. Hall ("Shareholders") dated August 31, 1995 as amended. All terms used in this Fourth Amendment and not defined herein shall have the same meaning as those in the Agreement. The Agreement shall be amended as follows:

     1. Section 2.4 Calculation and Payment of Earn-Out shall be amended to add a new Section 2.4.5 as follows:

          2.4.5 Notwithstanding anything to the contrary in Section 2.4, Purchaser shall make the additional cash payments to Seller for Earn-Out Payments 2 and 3 of an aggregate amount not to exceed $1,334,000 which shall be paid as follows:

          (a) Earn-Out Payments 2 and 3 in the amount of $667,000 each shall be paid by Purchaser on or before December 31, 1998; provided, however, that Seller may be paid such Earn-Out Payments earlier as follows:

               (i) Earn-Out Payment 2 shall be paid by Purchaser within five (5) days after Purchaser's written acceptance of the Coyote base unit handler, which acceptance shall be in accordance with the Coyote Base Unit Handler Acceptance Criteria attached hereto and marked "Exhibit A". The parties acknowledge that the Coyote base unit handler acceptance is presently scheduled to be completed by January 9, 1998 (the "Coyote Base Completion Date").

               (ii) Earn-Out Payment 3 shall be paid within five (5) days after Purchaser's written acceptance of all Coyote add-ons (tube input-output modules and tape input-output modules) in accordance with mutually agreed upon acceptance criteria and in accordance with the ProMaster Coyote Transition Plan. Such criteria shall be defined and agreed to by December 15, 1997. The parties acknowledge that the Coyote add-ons acceptance is presently scheduled to be completed by March 31, 1998 (the "Coyote Add-Ons Completion Date").

               (iii) The Coyote Base Completion Date and the Coyote Add-Ons Completion Date will each be extended one day for each day that Purchaser's deliverables from Data I/O (defined in the ProMaster Coyote Transition Plan) are delayed.

               (iv) Both, or either, of the Coyote Base Completion Date and the Coyote Add-Ons Completion Date, may be extended in accordance with paragraph (iii) immediately above, after which extension there shall be a thirty (30) day grace period after which period the following shall occur:

                    a. If the Coyote Base Completion Date or the Coyote Add-Ons Completion Date (or both), as the case may be, occurs on or after the 31st day of delay but on or before the 60th day of delay, then only 50% of the applicable Earn-Out Payment shall be accelerated and paid by Purchaser within five (5) days after Purchaser's written acceptance of the Coyote base unit handler or Coyote add-ons, as the case may be, and the remaining 50% of the applicable Earn-Out Payment shall be paid by Purchaser on December 31, 1998.

                    b. If the Coyote Base Completion Date or the Coyote Add-Ons Completion Date (or both), as the case may be, occurs on or after the 61st day of delay, there shall be no acceleration of the applicable Earn-Out Payment and the applicable Earn-Out Payment shall be paid by Purchaser on December 31, 1998.

          (b) In the event Data I/O is acquired by a third-party, the remaining payments for Earn-Out Payments 2 and 3 due Seller, in the total amount of $1,334,000, shall be made at the time of such acquisition closing into an escrow with a mutually acceptable escrow agent, to be invested as mutually agreed and with interest to be paid to Purchaser until the conditions of the Agreement are met."

     2. The parties acknowledge that Data I/O will be assigning the obligation to pay Earn-Out Payment 1 to General Scanning Inc. under the Asset Purchase Agreement (the "Asset Purchase Agreement") among General Scanning Inc. and Purchaser and Data I/O Corporation.

     3. This Fourth Amendment is conditioned upon the closing of the Asset Purchase Agreement by December 15, 1997.

     4. In the event of a conflict between the terms of this Fourth Amendment and the Agreement, this Fourth Amendment shall control. Except as amended herein, all other terms and conditions of the Agreement shall remain in full force and effect.

          Executed as of the date first above listed.



Purchaser:

Reel-Tech, Inc., a Washington corporation





By:  /s/William C. Erxleben

     William C. Erxleben,

     Chairperson of the Board



Seller:

Hall, Inc. (formerly Reel-Tech, Inc., an Indiana corporation),

an Indiana Corporation





By:  /s/Douglas R. Hall

     Douglas R. Hall

     President



Shareholders:



/s/  Douglas R. Hall                         /s/Norris R. Hall

Douglas R. Hall                              Norris R. Hall