Form 10-Q
period 1998-03-26
DATA I/O CORP
filed 1998-05-08
CIK 351998

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


         For the quarter ended MARCH 26, 1998     Commission File No. 0-10394


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


                                    (425) 881-6444
                 (Registrant's telephone number, including area code)



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


7,148,657 shares of no par value Common Stock outstanding as of April 30, 1998


                                    Page 1 of 16
                              Exhibit Index on Page 16

--------------------------------------------------------------------------------

                                 DATA I/O CORPORATION

                                      FORM 10-Q
                         FOR THE QUARTER ENDED MARCH 26, 1998

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                DATA I/O CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)



--------------------------------------------------------------------------------
                                                            Mar. 26,   Mar. 27,
For the quarters ended                                       1998        1997
--------------------------------------------------------------------------------
(in thousands, except per share data)

Net sales                                                   $8,426     $11,867
Cost of goods sold                                           4,770       5,909
                                                           ---------   --------
Gross margin                                                 3,656       5,958

Operating expenses:
  Research and development                                   2,414       2,072
  Selling, general and administrative                        3,339       3,295
                                                           ---------   --------
     Total operating expenses                                5,753       5,367

                                                           ---------   --------
     Operating income (loss)                                (2,097)        591

Non-operating income (expense):
  Interest income                                              470          60
  Interest expense                                             (33)        (51)
  Foreign currency exchange                                     (1)         15
  Net gain on dispositions                                      (3)
                                                           ---------   --------
     Total non-operating income (expense)                      433          24

                                                           ---------   --------
  Income (loss) from continuing operations
     before income taxes                                    (1,664)        615

Income tax expense                                              29         183
                                                           ---------   --------
  Income (loss) from continuing operations                  (1,693)        432

Income (loss) from discontinued operations, net
  of taxes                                                     180        (384)
                                                           ---------   --------
Net income (loss)                                          ($1,513)        $48
                                                           ---------   --------
                                                           ---------   --------

Basic and diluted earnings (loss) per share:
  From continuing operations                                ($0.24)      $0.06
  From discontinued operations                                 .03       (0.05)
                                                           ---------   --------
  Total basic and diluted earnings (loss) per share         ($0.21)      $0.01
                                                           ---------   --------
                                                           ---------   --------

Weighted average shares outstanding                          7,107       6,817
                                                           ---------   --------
                                                           ---------   --------
Weighted average and potential shares outstanding            7,107       6,914
                                                           ---------   --------
                                                           ---------   --------

See notes to consolidated financial statements.

                                 DATA I/O CORPORATION

                             CONSOLIDATED BALANCE SHEETS


--------------------------------------------------------------------------------
                                                       Mar. 26         Dec. 25,
                                                        1998            1997
--------------------------------------------------------------------------------
(in thousands, except share data)                    (unaudited)       (note 1)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                            $1,850           $8,113
  Marketable securities                                26,228           24,855
  Trade accounts receivable, less allowance for
     doubtful accounts of $404 and $394                 4,498            5,678
  Inventories                                           8,330            8,158
  Recoverable income taxes                                700
  Deferred income taxes                                 1,668            1,990
  Other current assets                                  2,443            3,910
                                                     ----------      ----------
     TOTAL CURRENT ASSETS                              45,717           52,704

Property, plant and equipment - net                     3,935            3,389
Other assets                                              418              532
Deferred income taxes                                     731            1,111
                                                     ----------      ----------
     TOTAL ASSETS                                     $50,801          $57,736
                                                     ----------      ----------
                                                     ----------      ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                     $3,420           $3,760
  Accrued compensation                                  2,837            2,958
  Deferred revenue                                      4,231            4,795
  Other accrued liabilities                             2,173            3,117
  Income taxes payable                                    661            2,848
  Notes payable and current maturities of long-term
    debt                                                  662            2,000
                                                     ----------      ----------
     TOTAL CURRENT LIABILITIES                         13,984           19,478

Long-term other payables                                                   561
Deferred gain on sale of property                       3,002            3,083
                                                     ----------      ----------
     TOTAL LIABILITIES                                 16,986           23,122

COMMITMENTS
STOCKHOLDERS' EQUITY:
  Preferred stock -
     Authorized, 5,000,000 shares, including
       200,000 shares of Series A Junior
       Participating
     Issued and outstanding, none
  Common stock, at stated value -
     Authorized, 30,000,000 shares
     Issued and outstanding, 7,145,532
       and 7,038,786 shares                            16,921           16,412
  Retained earnings                                    16,832           18,345
  Unrealized loss on marketable securities               (535)            (732)
  Cumulative translation adjustment                       597              589
                                                     ----------      ----------
     TOTAL STOCKHOLDERS' EQUITY                        33,815           34,614
                                                     ----------      ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        50,801          $57,736
                                                     ----------      ----------
                                                     ----------      ----------

See notes to consolidated financial statements.

                                DATA I/O CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


--------------------------------------------------------------------------------
                                                           Mar. 26,     Mar. 27,
For the quarters ended                                       1998        1997
--------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
  Income (loss) from continuing operations                 ($1,693)      $432
  Adjustments to reconcile income (loss) from
    continuing operations to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                              519        629
    Deferred income taxes                                      702        180
    Deferred revenue                                          (564)       236
    Amortization of deferred gain on sale                      (81)
    Net change in:
      Trade accounts receivable                              1,182     (1,238)
      Inventories                                             (172)       595
      Recoverable income taxes                                (700)      (123)
      Other current assets                                   1,464        259
      Business restructure                                               (168)
      Accounts payable and accrued liabilities              (4,152)       130
                                                          ----------   ---------
  Cash provided by (used in) operating activities
    of continuing operations                                (3,495)       932
  Cash provided by (used in) operating activities
    of discontinued operations                                 180        (43)
                                                          ----------   ---------
  Net cash provided by (used in) operating activities       (3,315)       889

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                  (948)      (338)
  Additions to other assets                                      3
  Purchases of marketable securities                        (8,813)
  Proceeds from sales of marketable securities               7,637
  Net investing activities of discontinued operations                     (36)
                                                          ----------   ---------
    Cash used in investing activities                       (2,121)      (374)

FINANCING ACTIVITIES:
  Additions to (repayment of) notes payable                 (1,338)       397
  Sale of common stock                                         149        178
  Proceeds from exercise of stock options                      361        103
                                                          ----------  ---------
    Cash provided by (used in) financing activities           (828)       678

                                                          ----------  ---------
Increase (decrease) in cash and cash equivalents            (6,264)     1,193

Effects of exchange rate changes on cash                         1          1
Cash and cash equivalents at beginning of year               8,113      4,048
                                                          ----------  ---------
Cash and cash equivalents at end of year                    $1,850     $5,242
                                                          ----------  ---------
                                                          ----------  ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                     $37        $58
  Income taxes                                              $2,163        $83

See notes to consolidated financial statements.

                                 DATA I/O CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

The financial statements as of March 26, 1998 and March 27, 1997, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 25, 1997 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended March 26, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 25, 1997. Certain prior period's balances have been reclassified to conform to the presentation used in the current period.

As of December 26, 1997, the Company adopted SFAS 130, REPORTING COMPREHENSIVE INCOME. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. During the first quarter of 1998 and 1997, total comprehensive income (loss), which includes net income and other comprehensive income, amounted to ($1,309,000) and $12,000, respectively.

NOTE 2 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                           Mar. 26,                 Dec. 25,
                                             1998                     1997
                                          -----------             ------------
           Raw material                     $3,006                   $2,965
           Work-in-process                   2,335                    2,470
           Finished goods                    2,989                    2,723
                                          -----------             ------------
                                            $8,330                   $8,158
                                          -----------             ------------
                                          -----------             ------------

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                           Mar. 26,                 Dec. 25,
                                             1998                     1997
                                          -----------             ------------
           Building and improvements      $     88                $      83
           Equipment                        22,106                   21,493
                                          -----------             ------------
                                            22,194                   21,576
           Less accumulated
            depreciation                    18,259                   18,187
                                          -----------             ------------
                                           $ 3,935                  $ 3,389
                                          -----------             ------------
                                          -----------             ------------

NOTE 4 - DISCONTINUED OPERATIONS

In November 1997, the Company sold the assets of its Semiconductor Equipment Division, Reel-Tech-TM- Inc., to General Scanning Inc. Also in November 1997, the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario Design Automation Division to MINC Washington Incorporated. These transactions discontinue the Semiconductor Equipment Division and Synario Design Automation Division operations of the Company. However, the Company is entitled to receive and may realize certain licensing revenues related to its Synario, ABEL and ECS products through December 31, 1999, and will recognize revenue in 1998 from source code sales as well as training and support services provided. Operating results of these discontinued divisions are classified as discontinued operations in the financial statements.

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                          For the first quarter
                                                           1998          1997
                                                        ----------    ----------
      Numerator for basic and diluted
       earnings per share:
        Income from continuing operations                ($1,693)          $432
        Income (loss) from discontinued
         operations                                          180           (384)
                                                        ----------    ----------
        Net income (loss)                                ($1,513)           $48
                                                        ----------    ----------
                                                        ----------    ----------

      Denominator:
        Denominator  for  basic  earnings
           per share -
           weighted-average shares                         7,107          6,817
        Employee stock options (1)                                           97
                                                        ----------    ----------
        Denominator for diluted earnings
         per share -
           adjusted weighted-average shares
            and assumed conversions                        7,107          6,914
                                                        ----------    ----------
                                                        ----------    ----------
      Basic earnings (loss) per share
          From continuing operations                      ($0.24)         $0.06
          From discontinued operations                      0.03          (0.05)
                                                        ----------    ----------
          Total basic earnings per share                  ($0.21)         $0.01
                                                        ----------    ----------
                                                        ----------    ----------
      Diluted earnings (loss) per share
          From continuing operations                      ($0.24)         $0.06
          From discontinued operations                      0.03          (0.05)
                                                        ----------    ----------
          Total diluted earnings per share                ($0.21)         $0.01
                                                        ----------    ----------
                                                        ----------    ----------

     (1) Excludes 410,000 employee stock options which were antidilutive in the first quarter of 1997.

NOTE 6 - ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the first quarter of 1998 differed from the statutory 34% tax rate primarily due to operating losses for which no tax benefit was recorded. Tax valuation reserves increased by approximately $453,000 during the quarter. As of March 26, 1998 the Company has valuation reserves of $617,000 that may increase should the Company continue to incur losses or reverse as the Company records income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

FORWARD-LOOKING STATEMENTS

Although most of the information contained in this report is historical, certain of the statements contain forward-looking information. To the extent statements in this report involve, without limitation, development, introduction and shipment of new products, the Company's expectations for future revenue, expenses, profit, cash flow, balance sheet items, sell-through or backlog, forecasts of demand or market trends for the Company's products and for the industries in which the Company operates or any other guidance on future periods, these statements are forward-looking and involve matters which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. These risks and uncertainties include the possible inability of the Company to overcome technical challenges in the development of new products; production difficulties or delays due to supplier delays or other factors; uncertainty of market acceptance of new products; product introductions, technological innovations and pricing practices of competitors; the effect of global, national and regional economic conditions; the possible inability to retain key personnel; changes in operating system platforms of preference; changes in demand; increases in component prices or other costs; inventory risks due to shifts in market demand, product obsolescence or other factors and a number of other risks including those identified by the Company under the caption "Risk Factors" in Item 1 and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 25, 1997, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. There can be no assurance the Company will not encounter significant technological, supplier, manufacturing or other problems which will cause the introduction or production of its new products to be delayed. All forward-looking statements contained in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required by law.

RESULTS OF CONTINUING OPERATIONS

For all periods presented in this section, results of operations have been reclassified to reflect the classification of the Company's Semiconductor Equipment and Synario Design Automation Divisions as discontinued operations (see "Discontinued Operations"). Prior quarter's figures have been reclassified for comparability.

NET SALES
(in thousands)
--------------------------------------------------------------------------------
                                                     First Quarter
                                       -----------------------------------------
Net sales                                   1998      1997       % Change
--------------------------------------------------------------------------------
Non-automated programming systems          $6,909     $7,950       (13.1%)

Automated programming systems               1,517      3,917       (61.3%)
                                       -----------------------------------------

Total programming systems                  $8,426    $11,867       (29.0%)

                                                      First Quarter
                                       -----------------------------------------
Net sales by location                      1998       1997       % Change
--------------------------------------------------------------------------------
United States                              $3,997     $5,667       (29.5%)
     % of total                              47.4%      47.8%

International                              $4,429     $6,200       (28.6%)
     % of total                              52.6%      52.2%
--------------------------------------------------------------------------------

Sales and orders decreased for the Company's programming system products in the first quarter of 1998 compared to the first quarter of 1997. Orders in the first quarter of 1998 decreased approximately 30% to $8.1 million, compared with $11.6 million in 1997. The sales decline is primarily attributable to automated programming systems and in particular the inability to record revenue in the first quarter on units of the Company's new ProMaster 970 Fine Pitch Programming System that had been delivered to customers but not yet accepted pending completion of certain configuration options and performance enhancements. While the Company believes that it will satisfy the customers' requirements and will be able to recognize revenue on these systems in the second quarter, there can be no assurance
that either of these objectives will occur.   The strengthening U.S. Dollar
versus the Japanese Yen and the German Mark also contributed to the decline in sales for the first quarter.

Sales are expected to continue to be soft primarily due to delays in new product introductions by the Company. The Company believes that increased competition in the areas where new Data I/O product introductions are not scheduled to occur or will not be available in production volumes until later in 1998, or where products are nearing the end of their product life cycles, are contributing to this trend. In addition, the decline in non-automated programming system sales also reflects the continuing market shift away from the Company's traditional line of higher-priced IC programmers for the engineering market, toward lower-priced programmers. As a result, the Company believes that until its new products are released and shipping in production quantities, overall demand for its programming systems will likely decline in 1998 and the Company will continue to incur losses from operations. Recent changes in programmable IC technology, such as increasingly complex logic ICs, lower voltage requirements and higher pin counts, and the increasing need for higher quality and high-volume programming by users of programmable ICs means that there is a significant market need for more sophisticated programmers with new programming technology and automated programming systems. The Company currently has development projects underway for new programmer and automation technology designed to address the needs perceived by the Company to be created by these technology changes. There can be no assurance that the Company will complete development of planned new products as scheduled or that new products will generate significant sales. See "Risk Factors" in Item 1 of Part I of the Company's Annual Report on Form 10-K for the year ended December 25, 1997.

GROSS MARGIN

  (in thousands)                     First                    First
                                    Quarter                  Quarter
                                      1998       Change        1997
-----------------------------------------------------------------------
 Gross Margin                        $3,656     (38.6%)       $5,958
 Percentage of net sales               43.4%                    50.2%
-----------------------------------------------------------------------

Gross margin for the first quarter of 1998 decreased compared to the first quarter of 1997 due primarily to the lower sales volume during the first quarter 1998. The relatively high fixed component of cost of goods sold causes any shift in total volume to have a significant impact on gross margin.

RESEARCH AND DEVELOPMENT

 (in thousands)                            First                        First
                                          Quarter         Change       Quarter
                                            1998                        1997
-------------------------------------------------------------------------------
 Research and development                  $2,414          16.5%       $2,072
 Percentage of net sales                     28.7%                       17.5%
-------------------------------------------------------------------------------

The increase in research and development spending for the first quarter of 1998 as compared to the first quarter of 1997 is primarily due to increased spending for materials used in product development related to the Company's continued aggressive investment in new technology. The Company expects to continue its significant investment in research and development activities through 1998.

SELLING, GENERAL AND ADMINISTRATIVE


 (in thousands)                            First                        First
                                          Quarter          Change      Quarter
                                            1998                        1997
-------------------------------------------------------------------------------
 Selling, general & administrative         $3,339         1.3%         $3,295

 Percentage of net sales                     39.6%                       27.8%
-------------------------------------------------------------------------------

The slight increase in selling, general and administrative expenditures in the first quarter of 1998 as compared with the first quarter of 1997 is due primarily to additional spending in marketing related to new products and promotions, and to expenses related to the search for a new Chief Executive Officer. This additional spending was partially offset by lower sales commissions due to the lower sales volume during the quarter.

INTEREST


 (in thousands)                            First                        First
                                          Quarter         Change       Quarter
                                            1998                        1997
-------------------------------------------------------------------------------
 Interest income                            $470         683.3%          $60

 Interest expense                            $33         (35.3%)         $51
-------------------------------------------------------------------------------

The increase in interest income for the first quarter of 1998 as compared to the first quarter of 1997 is due to the increase in cash, cash equivalents and marketable securities, due primarily to the proceeds received from the Company's land sale and business dispositions during 1997 (see "Discontinued Operations").


INCOME TAXES


 (in thousands)                            First                       First
                                          Quarter                     Quarter
                                            1998                        1997
-------------------------------------------------------------------------------
 Income tax expense                         $29                         $183

 Effective tax rate                        (1.7%)                       29.8%
-------------------------------------------------------------------------------


The Company's effective tax rate for the first quarter of 1998 differed from the statutory 34% tax rate primarily due to operating losses for which no tax benefit was recorded. Tax valuation reserves increased by approximately $453,000 during the quarter. The Company has valuation reserves of $617,000 that may increase should the Company continue to incur losses or reverse as the Company records income.

NET INCOME AND EARNINGS PER SHARE


 (in thousands, except per share data)               First              First
                                                   Quarter             Quarter
                                                     1998                1997
-------------------------------------------------------------------------------
Income (loss) from continuing operations          ($1,693)              $432

Percentage of net sales                            (20.1%)              3.6%

Basic and diluted earnings (loss) per share
     from continuing operations                    ($0.24)             $0.06
-------------------------------------------------------------------------------

Net income for the first quarter of 1998 decreased as compared to the first quarter of 1997 due primarily to decreased sales and gross margin, and to a lesser extent due to increases in research and development expenses, offset partially by an increase in non-operating income.


DISCONTINUED OPERATIONS

In November 1997, the Company sold the assets of its Semiconductor Equipment Division, Reel-Tech-TM- Inc., to General Scanning Inc. Also in November 1997, the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario Design Automation Division to MINC Incorporated. These transactions discontinue the Semiconductor Equipment Division and Synario Design Automation Division operations of the Company. However, the Company is entitled to receive and may realize certain licensing revenues related to its Synario, ABEL and ECS products through December 31, 1999. Combined operating results of these discontinued divisions are as follows:


                                                            For the first quarter
                                                            ---------------------
      (in thousands)                                          1998        1997
                                                            ---------  ---------
      Net Sales                                                $391     $3,208
                                                            ---------  ---------
                                                            ---------  ---------
      Income (loss) from operations before                     $180      ($535)
       income taxes
      Income taxes                                                         151
                                                            ---------  ---------
      Total income (loss) on discontinued
      segments                                                 $180      ($384)
                                                            ---------  ---------
                                                            ---------  ---------


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES


(in thousands)                         March 26,                       Dec 25,
                                         1998           Change           1997
--------------------------------------------------------------------------------
 Working capital                       $31,733         ($1,493)        $33,226

 Total debt                               $662         ($1,338)         $2,000
--------------------------------------------------------------------------------

Working capital decreased during the first quarter of 1998 primarily due to the early settlement of a long-term pension obligation, spending on property, plant
and equipment and the loss from operations.   Also, the Company's trade accounts
receivable decreased by approximately $1.2 million during the first quarter due to the decrease in sales during the quarter, and other assets decreased by approximately $1.5 million due to the collection of trade accounts receivable related to the discontinued Reel-Tech and Synario Design Automation Divisions (see "Discontinued Operations").

Accrued expenses decreased primarily due to the payment of income taxes of $2.2 million, repayment of a note payable of $1.5 million, payment of an obligation carrying over from the purchase of the now disposed Reel-Tech Division and payment of accrued compensation related to 1997.

As of March 26, 1998, the Company had total debt of $662,000 or approximately 2% of its $33.8 million in equity. This is current debt consisting of borrowings on the Company's $1.3 million foreign lines of credit. No borrowings were outstanding under the Company's $8.0 million U.S. line of credit. The U.S. line of credit matures in May 1998. The foreign lines of credit mature in August and November 1998. Historically, these credit lines have been structured as short-term and have been renewed on their maturity dates. The Company currently expects to be able to renew these lines of credit on maturity under substantially the same terms as those presently in place.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1998 will be approximately $1.5 million. Such expenditures are currently expected to be funded from internally generated funds and, if necessary, borrowings under the Company's existing credit lines. Although the Company expects that such expenditures will be made, it has purchase commitments for only a small portion of this amount.

At March 26, 1998, the Company's material short-term unused sources of liquidity consisted of approximately $28 million in cash, cash equivalents and marketable securities, available borrowings of $8.0 million under its U.S. line of credit and available borrowings of approximately $623,000 under its foreign line of credit. The Company believes these sources and cash flow from operations will be sufficient during 1998 to fund working capital needs, service existing debt and finance planned capital acquisitions.

In April 1998 the Company signed an agreement for a strategic alliance with JTAG Technologies, a Netherlands-based manufacturer and developer of boundary scan test and programming solutions. Under the terms of the agreement, the Company has purchased a minority interest in JTAG Technologies for approximately $1 million, and will sell in-system programming products under the Data I/O name. The Company does not expect material revenue from the sales of these products during 1998.

SHARE  REPURCHASE  PROGRAM

The Company announced on October 27, 1995 a share repurchase program which authorized the Company to repurchase up to 7.5% (approximately 570,000 shares) of its outstanding shares of common stock. On February 21, 1996 and May 13, 1997 the Company announced an extension of the share repurchase program which authorized the Company to repurchase up to an additional 8% (approximately 570,000 shares) and approximately 14.5% (up to 1,000,000 shares) respectively of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Purchases may commence or be discontinued at any time. As of March 26, 1998, the Company had repurchased 1,016,200 shares since October 1995 at a total cost of approximately $7.1 million.

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

The Company has completed an assessment of its data processing systems and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $1 million, which includes approximately $200,000 for new hardware that will be capitalized and approximately $800,000 that will be expensed as incurred. As of March 26, 1998, the Company had incurred and expensed approximately $300,000 related to this project.

The Company believes that the most significant portion of this project should be completed by approximately June 30, 1998, which is prior to any anticipated impact on its operating systems. The Company believes, based on its current understanding of its systems, that with modifications to the existing software and conversions to new software, the Year 2000 issue should not pose significant operational problems for its computer systems. However, if such modifications and conversions are not properly made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company. The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, cooperation of vendors and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in the area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

SHAREHOLDER RIGHTS PLAN

In March 1998, the Company adopted a Shareholder Rights Plan (the "Rights Plan") that went into effect simultaneously with the expiration of its previously existing shareholder rights plan. Under the Rights Plan, a dividend of one Share Purchase Right (a "Right") was declared for each share of Company Common Stock outstanding at the close of business on April 4, 1998. In the event that a person or group (the "Acquirer") acquires 15% or more of the Company's Common Stock without advance approval by the Company's Board of Directors, each Right will entitle the holder, other than the Acquirer, to buy Common Stock with a market value of twice the Right's then current exercise price (initially $30, subject to adjustment). In addition, if Rights are triggered by such a non-approved acquisition and the Company is thereafter acquired in a merger or other transaction in which the shareholders of the Company are not treated equally, shareholders with unexercised Rights will be entitled to purchase common stock of the Acquirer with a value of twice the exercise price of the Rights. The Company's Board of Directors may redeem the Rights for a nominal amount at any time prior to an event that causes the Rights to become exercisable. The Rights trade automatically with the underlying Common Stock (unless and until a distribution event occurs under the Rights Plan) and expire on April 4, 2008 if not redeemed earlier.

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

               None

ITEM 5.        OTHER INFORMATION

               None


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  EXHIBITS

               None

               (b)  REPORTS ON FORM 8-K

               A report on Form 8-K dated January 9, 1998 was filed relating to the resignation of William C. Erxleben as President and Chief Executive Officer, the appointment of Milton F. Zeutschel as acting President and Chief Executive Officer, the service of Frances M. Conley as Acting Chairman of the Board of Directors, and the promotion of Joel S. Hatlen to Vice President of Finance and Chief Financial Officer.

               A report on Form 8-K dated March 13, 1998 was filed relating to the adoption of a new Shareholders' Rights Plan.

               A report on Form 8-K dated April 7, 1998 was filed relating to the selection of David C. Bullis as President and Chief Executive Officer as of May 1, 1998.

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                       DATA I/O CORPORATION
                                                           (REGISTRANT)
DATED:   May 7, 1998



                                                       By: /s/ Joel S. Hatlen
                                                          -------------------
                                                            Joel S. Hatlen
                                                       Vice President - Finance
                                                        Chief Financial Officer
                                                        Secretary and Treasurer

                                   EXHIBIT INDEX



Exhibit Number                     Title                         Page Number
----------------    --------------------------------------       -----------

                    None