Form 10-Q
period 1998-06-25
DATA I/O CORP
filed 1998-08-10
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For the quarter ended JUNE 25, 1998    Commission File No. 0-10394



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



 7,186,851 shares of no par value Common Stock outstanding as of August 4, 1998


                                  Page 1 of 56
                            Exhibit Index on Page 16

                              DATA I/O CORPORATION

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 25, 1998

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

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Quarter Ended         Six Months Ended
---------------------------------------------------------- -------------------- - ---------------------
                                                           Jun. 25,   Jun. 26,    Jun. 25,    Jun. 26,
                                                            1998        1997        1998        1997
---------------------------------------------------------- --------    --------   ---------   ---------
(in thousands, except per share data)

Net sales                                                   $8,782     $11,398     $17,208     $23,265
Cost of goods sold                                           5,254       5,802      10,024      11,711
                                                           --------    --------   ---------   ---------
Gross margin                                                 3,528       5,596       7,184      11,554

Operating expenses:
    Research and development                                 2,397       1,963       4,811       4,035
    Selling, general and administrative                      3,760       3,767       7,099       7,061
                                                           --------    --------   ---------   ---------
        Total operating expenses                             6,157       5,730      11,910      11,096

                                                           --------    --------   ---------   ---------
        Operating income (loss)                            (2,629)       (134)     (4,726)         458

Non-operating income (expense):
    Interest income                                            382         138         851         198
    Interest expense                                          (17)        (58)        (49)       (109)
    Foreign currency exchange                                  (2)        (29)         (3)        (14)
    Net gain (loss) on dispositions                          (352)       2,347       (355)       2,347
                                                           --------    --------   ---------   ---------
        Total non-operating income                              11       2,398         444       2,422

    Income (loss) from continuing operations
                                                           --------    --------   ---------   ---------
        before income taxes                                (2,618)       2,264     (4,282)       2,880

Income tax expense                                               7         247          36         430
                                                           --------    --------   ---------   ---------
Income (loss) from continuing operations                   (2,625)       2,017     (4,318)       2,450

Income (loss) from discontinued operations, net of taxes       527       (639)         707     (1,023)
                                                           --------    --------   ---------   ---------

Net income (loss)                                          ($2,098)     $1,378     (3,611)       1,427
                                                           ========    ========   =========   =========

Basic and diluted earnings (loss) per share:
    From continuing operations                             ($0.36)       $0.29     ($0.61)       $0.35
    From discontinued operations                             0.07       (0.09)        0.10      (0.15)
                                                           --------    --------   ---------   ---------
    Total basic and diluted earnings (loss) per share      ($0.29)       $0.20     ($0.51)        0.20
                                                           ========    ========   =========   =========

Weighted average shares outstanding                          7,148       6,877       7,128       6,847
                                                           ========    ========   =========   =========
Weighted average and potential shares outstanding            7,148       7,018       7,128       6,966
                                                           ========    ========   =========   =========

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------- ------------ --------- ------------
                                                                  Jun. 25,               Dec. 25,
                                                                    1998                   1997
---------------------------------------------------------------- ------------ --------- ------------
(in thousands, except share data)                                (unaudited)             (note 1)

ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                      $3,956                 $8,113
    Marketable securities                                          22,104                 24,855
    Trade accounts receivable, less allowance for
        doubtful accounts of $391 and $394                          5,603                  5,678
    Inventories                                                     8,358                  8,158
    Recoverable income taxes                                        1,093
    Deferred income taxes                                           1,423                  1,990
    Other current assets                                            1,687                  3,910
                                                                 ------------           ------------
        TOTAL CURRENT ASSETS                                       44,224                 52,704

    Property, plant and equipment - net                             3,876                  3,389
    Other assets                                                    1,272                    532
    Deferred income taxes                                             593                  1,111
                                                                 ------------           ------------
        TOTAL ASSETS                                              $49,965                $57,736
                                                                 ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                               $2,471                 $3,760
    Accrued compensation                                            2,676                  2,958
    Deferred revenue                                                3,964                  4,795
    Other accrued liabilities                                       4,436                  3,117
    Income taxes payable                                              639                  2,848
    Notes payable and current maturities of long-term debt            568                  2,000
                                                                 ------------           ------------
        TOTAL CURRENT LIABILITIES                                  14,754                 19,478

    Long-term other payables                                                                 561
    Deferred gain on sale of property                               2,919                  3,083
                                                                 ------------           ------------
        TOTAL LIABILITIES                                          17,673                 23,122

COMMITMENTS

STOCKHOLDERS' EQUITY:
    Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none
    Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,148,657
           and 7,038,786 shares                                    16,981                 16,412
    Retained earnings                                              14,734                 18,345
    Unrealized loss on marketable securities                                                (732)
    Cumulative translation adjustment                                 577                    589
                                                                 ------------           ------------
        TOTAL STOCKHOLDERS' EQUITY                                 32,292                 34,614
                                                                 ------------           ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 49,965                $57,736
                                                                 ============           ============

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

------------------------------------------------------------------- ------------- ------ ------------
For the six months ended:                                             June 25,            June 26,
                                                                        1998                1997
------------------------------------------------------------------- ------------- ------ ------------
(in thousands)
OPERATING ACTIVITIES:

    Income (loss) from continuing operations                         ($4,318)              $2,450
    Adjustments to reconcile income (loss) from continuing
      operations to net cash provided by (used in) operating
          activities:
        Depreciation and amortization                                  1,045                1,234
        Deferred income taxes                                          1,085                 (813)
        Deferred revenue                                                (831)                (118)
        Amortization of deferred gain on sale                           (164)                 (48)
        Net change in:
           Trade accounts receivable                                    (598)                (163)
           Inventories                                                  (200)               1,686
           Recoverable income taxes                                   (1,093)                (123)
           Other current assets                                        2,223                  176
           Business restructure                                                              (204)
           Accounts payable and accrued liabilities                   (2,365)               2,168
                                                                    -------------        ------------
    Cash provided by (used in) operating activities of                (5,216)               6,245
       continuing  operations
    Cash provided by (used in) operating activities of                   707               (1,002)
       discontinued operations
                                                                    -------------        ------------
    Net cash provided by (used in) operating activities               (4,509)               5,243

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                        (1,264)              (3,593)
    Net proceeds on sale of property                                                       13,421
    Additions to other assets                                           (994)
    Purchases of marketable securities                               (13,882)             (15,553)
    Proceeds from sales of marketable securities                      17,366
                                                                    -------------        ------------
        Cash used in investing activities                              1,226               (5,725)

FINANCING ACTIVITIES:
    Additions to (repayment of) notes payable                         (1,436)                 530
    Sale of common stock                                                 148                  179
    Proceeds from exercise of stock options                              421                  390
    Repurchased of common stock                                                                (3)
                                                                    -------------        ------------
        Cash provided by (used in) financing activities                 (867)               1,096

                                                                    -------------        ------------
Increase (decrease) in cash and cash equivalents                      (4,150)                 614

Effects of exchange rate changes on cash                                  (7)                   2
Cash and cash equivalents at beginning of year                         8,113                4,048
                                                                    -------------        ------------
Cash and cash equivalents at end of year                              $3,956               $4,664
                                                                    =============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                             $49                  $92
    Income taxes                                                      $2,207                 $143

See notes to consolidated financial statements.


                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

The financial statements as of June 25, 1998 and June 26, 1997, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 25, 1997 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended June 25, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 25, 1997. Certain prior period's balances have been reclassified to conform to the presentation used in the current period.

As of December 26, 1997, the Company adopted SFAS 130, Reporting Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. During the second quarter 1998 and 1997, total comprehensive income (loss), which includes net income and other comprehensive income, amounted to ($1,583,000) and $1,387,000, respectively. During the first six months of 1998 and 1997, total comprehensive income (loss) amounted to ($2,891,000) and $1,399,000, respectively.


NOTE 2 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                           Jun. 25,              Dec. 25,
                                             1998                  1997
                                         --------------        -------------
         Raw material                       $3,120                $2,965
         Work-in-process                     2,336                 2,470
         Finished goods                      2,902                 2,723
                                         ==============        =============
                                            $8,358                $8,158
                                         ==============        =============


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                          Jun. 25,              Dec. 25,
                                            1998                  1997
                                                              -------------
                                        --------------
        Building and improvements       $      93             $      83
        Equipment                          21,920                21,493
                                                              -------------
                                        --------------
                                           22,013                21,576
        Less accumulated depreciation      18,137                18,187
                                        ==============        =============
                                          $ 3,876               $ 3,389
                                        ==============        =============

NOTE 4 - DISCONTINUED OPERATIONS

In November 1997, the Company sold the assets of its Semiconductor Equipment Division, Reel-Tech(TM) Inc., to General Scanning Inc. Also in November 1997, the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario Design Automation Division to MINC Washington Incorporated. These transactions discontinue the Semiconductor Equipment Division and Synario Design Automation Division operations of the Company. However, the Company is entitled to receive and may realize certain licensing revenues related to its former Synario, ABEL and ECS products through December 31, 1999, and will recognize revenue in 1998 from source code sales as well as training and support services provided. Operating results of these discontinued divisions are classified as discontinued operations in the financial statements.


NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                       Second Quarter          First Six Months
                                                    ---------------------    ----------------------
                                                      1998        1997         1998         1997

Numerator for basic and diluted earnings per share:

        Income from continuing operations            ($2,625)      $2,017     ($4,318)      $2,449
        Income (loss) from discontinued operations       527         (639)        707       (1,023)
                                                    ---------    --------    ---------    ---------
        Net income (loss)                            ($2,098)      $1,378     ($3,611)      $1,426
                                                    =========    ========    =========    =========
Denominator:
        Denominator for basic earnings per share -
               weighted-average shares               7,148        6,877       7,128          6,847
        Employee stock options (1)                                  141                        119
                                                    ---------    --------    ---------    ---------
        Denominator for diluted earnings per
          share - adjusted weighted-average shares
          and assumed conversions                    7,148        7,018       7,128          6,966
                                                    =========    ========    =========    =========
Basic earnings (loss) per share
        From continuing operations                  $(0.36)       $0.29      $(0.61)         $0.35
        From discontinued operations                  0.07       (0.09)        0.10          (0.15)
                                                    ---------    --------    ---------    ---------
        Total basic earnings per share              $(0.29)       $0.20      $(0.51)         $0.20
                                                    =========    ========    =========    =========
Diluted earnings (loss) per share
        From continuing operations                  $(0.36)       $0.29      $(0.61)         $0.35
        From discontinued operations                  0.07       (0.09)        0.10          (0.15)
                                                    ---------    --------    ---------    ---------
        Total diluted earnings per share            $(0.29)       $0.20      $(0.51)         $0.20
                                                    =========    ========    =========    =========

     (1)        Excludes 113,500 employee stock options which were antidilutive as of June 26, 1997.

NOTE 6 - ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the first quarter of 1998 differed from the statutory 34% tax rate primarily due to operating losses for which no tax benefit was recorded. Tax valuation reserves increased by approximately $759,000 during the quarter and $1,212,000 during the first six months of 1998. As of March 26, 1998 the Company has valuation reserves of $1,376,000 that may increase should the Company continue to incur losses or reverse as the Company records income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


FORWARD-LOOKING STATEMENTS

Although most of the information contained in this report is historical, certain of the statements contain forward-looking information. To the extent statements in this report involve, without limitation, development, introduction and shipment of new products, the pursuit of new technologies, markets or strategic alternatives, the Company's expectations for future revenue, expenses, profit, cash flow, balance sheet items, sell-through or backlog, forecasts of demand or market trends for the Company's products and for the industries in which the Company operates or any other guidance on future periods, these statements are forward-looking and involve matters which are subject to a number of risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. These risks and uncertainties include the possible inability of the Company to overcome technical challenges in the development of new products; production difficulties or delays due to possible delays or non-deliveries of key components by suppliers or other factors; uncertainty of market acceptance of new products; product introductions, technological innovations and pricing practices of competitors; the effect of global, national and regional economic conditions; the possible inability to retain key personnel; the possible loss of sales channel partners due to new product delays or other factors; changes in operating system platforms of preference; changes in demand; increases in component prices or other costs; inventory risks due to shifts in market demand, product obsolescence or other factors and a number of other risks including those identified by the Company under the caption "Risk Factors" in Item 1 and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 25, 1997, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. There can be no assurance the Company will not encounter significant technological, supplier, manufacturing or other problems which will cause the introduction or production of its new products to be delayed. All forward-looking statements contained in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required by law.


BUSINESS RESTRUCTURING

On July 30, 1998, the Company announced a business restructuring that will include a downsizing of its work force by approximately one third by the fourth quarter of 1998, consolidation of its facility, and other steps to reduce operations to a level consistent with the lower sales it is experiencing. The Company estimates that these steps, when completed, could result in quarterly savings of approximately $2 million by the first quarter of 1999.

The Company expects to record a charge to earnings in the third quarter of 1998 in the range of approximately $2.5 to $3.3 million to reflect the cost of this restructure, consisting primarily of severance costs, write-downs of certain assets, and facility consolidation costs. Cash payments related to this restructure are estimated to be in the range of approximately $2.0 to $2.8 million during the period from the third quarter 1998 through 1999. Approximately two thirds of those cash payments are expected to take place in the third and fourth quarters of 1998, related to employee severance and benefits, previously accrued vacation, facility consolidation costs and consulting fees.

The Company has recently completed an analysis of its new product development programs and an assessment of the programmer market and has concluded that the most appropriate action at this time is to reduce its corporate overhead and research and development expenses and to focus its on-going development spending in the segments of the market that show the best potential for growth and return on investment for the Company. The Company plans to focus its research and development efforts for the remainder of 1998 on the ProMaster 970, on in-system programming products, and on sustaining engineering for the Company's existing products, and plans to discontinue development of the ProMaster 870 and the application of the DataSite technology in the general purpose programmer market. The Company will continue development of DataSite for use with the ProMaster 970.

Once operating expenses are reduced through staff reductions and reprioritization of research and development efforts, the Company intends to focus much of its attention on identifying means to improve the Company's competitive position. Strategic initiatives may include (1) the pursuit of business opportunities in parallel markets; (2) acceleration of efforts to offer in-system programming solutions; (3) acquisitions or arrangements with partners which bring technologies or strategic relationships helpful to Data I/O customers; or (4) business combinations to enhance shareholder value.

RESULTS OF CONTINUING OPERATIONS

For all periods presented in this section, results of operations have been reclassified to reflect the classification of the Company's Semiconductor Equipment and Synario Design Automation Divisions as discontinued operations (see "Discontinued Operations"). Prior quarter's figures have been reclassified for comparability.

NET SALES
(in thousands)

-----------------------------------------------------------------------------------------------------


                                             Second Quarter                  First Six Months
                                    -------------------------------------------------------------------

  Net sales                           1998       1997    % Change       1998       1997       % Change
  -----------------------------------------------------------------------------------------------------



  Non-automated programming systems  $6,603    $7,126      (7.3%)    $13,512    $15,076     (10.4%)


  Automated programming systems       2,179     4,272     (49.0%)      3,696      8,189     (54.9%)
                                    --------------------------------- ----------------------------------


  Total programming systems          $8,782   $11,398     (23.0%)    $17,208    $23,265     (26.0%)


                                             Second Quarter                  First Six Months
                                    -------------------------------------------------------------------

  Net sales by location                 1998      1997   % Change        1998      1997       % Change
  -----------------------------------------------------------------------------------------------------

  United States                      $4,430    $5,747     (22.9%)     $8,428    $11,415     (26.2%)

     % of total                        50.4%     50.4%                  49.0%      49.1%

  International                       4,352     5,651     (23.0%)     $8,780    $11,850     (25.9%)

     % of total                        49.6%     49.6%                  51.0%      50.9%

  -----------------------------------------------------------------------------------------------------

Sales and orders decreased for the Company's programming system products in the second quarter of 1998 compared to the second quarter of 1997. Orders in the second quarter of 1998 decreased approximately 22% to $9.1 million, compared with $11.6 million in 1997. The sales decline in the first and second quarters of 1998 are primarily attributable to automated programming systems, and in particular the inability to record revenue on units of the Company's new ProMaster 970 Fine Pitch Programming System that had been delivered to customers in previous quarters but not yet accepted pending completion of certain configuration options and performance enhancements. The Company and its supplier are continuing to work on completion of these configuration options and performance enhancements, but does not expect to recognize revenue on these systems in the third quarter.

Sales are expected to continue to be soft primarily due to increased competition in areas where Data I/O products are nearing the end of their product life cycles. In addition, the decline in non-automated programming system sales reflects the continuing market shift away from the Company's traditional line of higher-priced IC programmers for the engineering market, toward lower-priced programmers. As a result, the Company believes that demand for its programming systems likely will continue to decline in 1998 and is taking steps to restructure its organization to reduce operations to a level consistent with the lower sales it is experiencing. See "Business Restructuring". The Company expects that during each of the quarters and for the year ended December 31, 1998, it will continue to experience year over year declines in revenue and that it will incur losses from operations.

Recent changes in programmable IC technology, such as increasingly complex logic ICs, lower voltage requirements and higher pin counts, and the increasing need for higher quality and high-volume programming by users of programmable ICs means that there is a significant market need for more sophisticated programmers with new programming technology and automated programming systems. The Company believes that its ProMaster 970 Fine Pitch Automated Programming System, which integrates the Company's DataSite programmer technology, addresses a portion of this market. However, the Company has discontinued development of the application of the DataSite technology for the general purpose programmer market. Furthermore, the Company recently determined that the ProMaster 870, which was intended to compete in the mid-price range of the automated programming system market, would miss the price point required for its intended market segment and has therefore discontinued development of this product (see "Business Restructuring").

GROSS MARGIN


                                Second Quarter          First Six Months
                          ------------------------------------------------------

 (in thousands)               1998        1997         1998           1997
--------------------------------------------------------------------------------

Gross Margin                 $3,528      $5,596       $7,184        $11,554

Percentage of net sales        40.2%       49.1%        41.8%          49.7%
--------------------------------------------------------------------------------


Gross margin for both the second quarter and first six months of 1998 decreased compared to the same periods in 1997 due primarily to the lower sales volume during 1998. The relatively high fixed component of cost of goods sold causes any shift in total volume to have a significant impact on gross margin. Also contributing to the decline were additional inventory reserves and high costs associated with the ProMaster 970 customer support.


RESEARCH AND DEVELOPMENT


                                     Second Quarter         First Six Months
                               -------------------------------------------------

  (in thousands)                   1998        1997          1998      1997
  ------------------------------------------------------------------------------

  Research and development        $2,397      $1,963        $4,811    $4,035

  Percentage of net sales           27.3%       17.2%         28.0%     17.3%
  ------------------------------------------------------------------------------


The increase in research and development spending for both the second quarter and first six months of 1998 as compared to the same periods in 1997 is primarily due to increased engineering staff and spending for materials used in product development related to the Company's continued high investment in new technology through the second quarter. However, as part of the business restructuring the Company plans to focus its research and development efforts for the remainder of 1998 on the ProMaster 970, on in-system programming products, and on sustaining engineering for the Company's existing products, and plans to discontinue development of the ProMaster 870 and the application of the DataSite technology in the general purpose programmer market. The Company expects that this shift in focus and development will result in decreased spending on research and development during the third and fourth quarters. See "Business Restructuring."


SELLING, GENERAL AND ADMINISTRATIVE


                                           Second Quarter     First Six Months
                                    --------------------------------------------

  (in thousands)                        1998       1997      1998       1997
  ------------------------------------------------------------------------------

  Selling, general & administrative   $3,760     $3,767     $7,099     $7,061

  Percentage of net sales               42.8%      33.0%      41.3%      30.4%
  ------------------------------------------------------------------------------


Selling, general and administrative expenditures in the second quarter and first six months of 1998 were flat as compared with the second quarter and first six months of 1997. The Company expects that, as a result of the business restructuring which was started in the third quarter, selling general and administrative expenditures will be lower in the fourth quarter. See "Business Restructuring."

INTEREST


                                Second Quarter             First Six Months
                         -------------------------------------------------------

  (in thousands)              1998        1997           1998           1997
  ------------------------------------------------------------------------------

  Interest income             $382        $138           $851           $198

  Interest expense             $17         $58            $49           $109
  ------------------------------------------------------------------------------

The increase in interest income for the second quarter of 1998 as compared to the second quarter of 1997 is due to an increase in cash, cash equivalents and marketable securities, due primarily to the proceeds received from the Company's land sale and business dispositions during 1997 (see "Discontinued Operations").


INCOME TAXES


                                  Second Quarter           First Six Months
                           -----------------------------------------------------

  (in thousands)               1998       1997             1998       1997
  -----------------------------------------------------------------------------

  Income tax expense            $7        $247             $36        $430

  Effective tax rate          (0.3%)      10.9%           (0.8%)      14.9%
  -----------------------------------------------------------------------------


The Company's effective tax rate for the first quarter of 1998 differed from the statutory 34% tax rate primarily due to operating losses for which no tax benefit was recorded. Tax valuation reserves increased by approximately $759,000 during the quarter and $1,212,000 during the first six months of 1998. As of March 26, 1998 the Company has valuation reserves of $1,376,000 that may increase should the Company continue to incur losses or reverse as the Company records income.


NET INCOME AND EARNINGS PER SHARE

                                            Second Quarter                First Six Months
                                      -----------------------------------------------------------
(in thousands, except per share data)     1998           1997            1998           1997
-------------------------------------------------------------------------------------------------

Income (loss) from continuing           ($2,625)        $2,017         ($4,318)        $2,450
   operations
Percentage of net sales                   (29.9%)         17.7%          (25.1%)         10.5%
Basic and diluted earnings (loss)
   per share from continuing
   operations                             ($0.36)         $0.29          ($0.61)         $0.35
-------------------------------------------------------------------------------------------------

Net income for the second quarter of 1998 decreased as compared to the second quarter of 1997 due primarily to decreased sales and gross margin, the gain recognized on the sale and leaseback of the corporate headquarters property in the second quarter of 1997, and to a lesser extent due to increases in research and development expenses.

DISCONTINUED OPERATIONS

(in thousands)                                   Second Quarter            First Six Months
                                            -------------------------- --------------------------
                                               1998         1997          1998         1997
                                            -----------------------------------------------------

Net Sales of discontinued operations           $557        $3,603         $948        $6,811
                                            ========================== ==========================

Income (loss) from operations before           $527        ($846)         $707       ($1,381)
income taxes
Income taxes                                                 207                         358
                                            -------------------------- ------------ --------------

Total income (loss) on discontinued            $527        ($639)         $707       ($1,023)
segments

-------------------------------------------------------------------------------------------------

In November 1997, the Company sold the assets of its Semiconductor Equipment Division, Reel-Tech(TM) Inc., to General Scanning Inc. Also in November 1997, the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario Design Automation Division to MINC Incorporated. These transactions discontinue the Semiconductor Equipment Division and Synario Design Automation Division operations of the Company. However, the Company is entitled to receive and may realize certain licensing revenues related to its former Synario, ABEL and ECS products through December 31, 1999. Combined operating results of these discontinued divisions are shown in the table above.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
                                           June                         Dec
(in thousands)                             25,          Change          25,
                                           1998                         1997
-------------------------------------- ------------- -------------- ------------
Working capital                          $29,470       ($3,756)       $33,226
Total debt                                 $568        ($1,432)        $2,000
-------------------------------------- ------------- -------------- ------------

Working capital decreased during the first six months of 1998 primarily due to the early settlement of a long-term pension obligation, spending on property, plant and equipment, the minority interest investment in JTAG Technologies and the loss from operations. Also, other assets decreased by approximately $2.2 million due to the collection of trade accounts receivable related to the discontinued Reel-Tech and Synario Design Automation Divisions (see "Discontinued Operations").

Accrued expenses decreased primarily due to the payment of income taxes of $2.2 million, repayment of a note payable of $1.5 million, payment of an obligation carrying over from the purchase of the now disposed Reel-Tech Division and payment of accrued compensation related to 1997.

As of March 26, 1998, the Company had total debt of $568,000 or approximately 2% of its $32.3 million in equity. This is current debt consisting of borrowings on the Company's $1.2 million foreign lines of credit. No borrowings were outstanding under the Company's $8.0 million U.S. line of credit. The U.S. line of credit matures in May 1999. The foreign lines of credit mature in August and November 1998. Historically, these credit lines have been structured as short-term and have been renewed on their maturity dates. The Company currently expects to be able to renew these lines of credit on maturity under substantially the same terms as those presently in place.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1998 will be approximately $600,000. Such expenditures are currently expected to be funded from internally generated funds and, if necessary, borrowings under the Company's existing credit lines. Although the Company expects that such expenditures will be made, it has purchase commitments for only a small portion of this amount.

At June 25, 1998, the Company's material short-term unused sources of working capital consisted of approximately $26 million in cash, cash equivalents and marketable securities, available borrowings of $8.0 million under its U.S. line of credit and available borrowings of approximately $568,000 under its foreign lines of credit. The Company believes these sources and cash flow from operations will be sufficient during 1998 to fund working capital needs, service existing debt and finance planned capital acquisitions. During the fist two quarters of 1998 the Company consumed cash at a rate approximately equal to its loss from operations. During the third quarter of 1998 the Company started to implement a restructuring intended to reduce operations to a level consistent with the lower sales it is experiencing. See "Business Restructuring." There can be no assurance that the Company will be able to reduce expenses and achieve sales sufficient to generate cash from operations.

In April 1998 the Company signed an agreement for a strategic alliance with JTAG Technologies, a Netherlands-based manufacturer and developer of boundary scan test and programming solutions. Under the terms of the agreement, the Company has purchased a minority interest in JTAG Technologies for approximately $994,000, and will sell in-system programming products under the Data I/O name. The Company does not expect material revenue from the sales of these products during 1998.

SHARE  REPURCHASE  PROGRAM

The Company announced on October 27, 1995 a share repurchase program which authorized the Company to repurchase up to 7.5% (approximately 570,000 shares) of its outstanding shares of common stock. On February 21, 1996 and May 13, 1997 the Company announced an extension of the share repurchase program which authorized the Company to repurchase up to an additional 8% (approximately 570,000 shares) and approximately 14.5% (up to 1,000,000 shares) respectively of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Purchases may commence or be discontinued at any time. As of June 25, 1998, the Company had repurchased 1,016,200 shares since October 1995 at a total cost of approximately $7.1 million.

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

The Company has completed an assessment of its data processing systems and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project budget was initially estimated and authorized for approximately $1 million, which included approximately $200,000 for new hardware to be capitalized and approximately $800,000 of costs to be expensed as incurred. The Company currently estimates that the cost of this project will be less than the initial budgeted amount. As of June 25, 1998, the Company had incurred and expensed approximately $300,000 related to this project.

The Company has completed the most significant portion of this project. The Company believes, based on its current understanding of its systems, that with modifications to the existing software and conversions to new software, the Year 2000 issue should not pose significant operational problems for its computer systems. However, if such modifications and conversions are not properly made, or are not completed timely, the Year 2000 issue could have a material adverse impact on the operations of the Company. The cost of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, cooperation of vendors and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in the area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

               None


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               None


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of Shareholders held on May 12, 1998, there were present in person or by proxy the holders of 5,727,853 shares of the 7,134,657 shares of Common Stock of the Corporation. Following are the matters ratified and the voting results:

        (a)Election of a Board of Directors consisting of the following four (4) directors:

                      NAME          VOTES FOR      VOTES WITHHELD

               Keith L. Barnes      5,140,209         587,644
               Frances M. Conley    5,143,116         584,737
               Paul A. Gary         5,139,173         588,680
               Edward D. Lazowska   5,138,274         589,579

        (b)Approval of an amendment to the Company's 1986 Employee Stock Option Plan whereby the number of shares of the Company's Common Stock reserved for issuance under the Plan was increased by 300,000 shares. Votes cast were 4,303,482 For, 1,355,164 Against, 69,207 Abstain and no Broker Non-votes.


ITEM 5.        OTHER INFORMATION

               On July 30, 1998, the Company issued a press release regarding second quarter 1998 financial results, a business restructuring and a search for new business opportunities, which is filed as
               Exhibit 99.1 attached.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                           PAGE

        (a)EXHIBITS

          2.1 Shareholders Agreement Dated April 15, 1998 among JTAG Technologies B.V., Data I/O Corporation, Harry Bleeker
                 and Peter Van Den Eijnden                                 17
          99.1 Press release dated July 30, 1998, regarding
                 second quarter 1998 financial results, a business restructuring and a search for new
                 business opportunities.                                   53


        (b)REPORTS ON FORM 8-K

                None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                      DATA I/O CORPORATION
                                                             (REGISTRANT)
DATED:   August 7, 1998



                                                        By://S//JOEL S. HATLEN
                                                             Joel S. Hatlen
                                                        Vice President - Finance
                                                        Chief Financial Officer
                                                        Secretary and Treasurer

                                  EXHIBIT INDEX



EXHIBIT NUMBER                       TITLE                           PAGE NUMBER


       2.1 Shareholders Agreement Dated April 15, 1998 among JTAG Technologies B.V., Data I/O Corporation, Harry Bleeker
            and Peter Van Den Eijnden                                      17
      99.1   Press  release  dated July 30, 1998,  regarding
             second  quarter 1998  financial  results,  a  restructure
             and a search  for new business opportunities.                 53

                                         Exhibit 2.1










                                    SHAREHOLDERS AGREEMENT

                                     DATED APRIL 15, 1998

                                             AMONG

                                    JTAG TECHNOLOGIES B.V.,

                                     DATA I/O CORPORATION,

                                         HARRY BLEEKER

                                              AND

                                    PETER VAN DEN EIJNDEN

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.





                                      TABLE OF CONTENTS


1.    PURCHASE, SALE AND TERMS OF SHARES...................................................  1
      1.1       THE SHARES.................................................................  1
                ----------
      1.2       PURCHASE PRICE AND TRANSFER................................................  1
                ---------------------------

2.    REPRESENTATIONS AND WARRANTIES OF THE COMPANY AND
          EXISTING SHAREHOLDERS............................................................  2
      2.1       CORPORATE EXISTENCE AND POWER..............................................  2
      2.2       AUTHORITY..................................................................  2
      2.3       NO CONFLICT................................................................  2
      2.4       CAPITALIZATION.............................................................  3
      2.5       FINANCIAL STATEMENTS.......................................................  3
      2.6       TITLE TO ASSETS............................................................  4
      2.7       ACTIONS PENDING............................................................  4
      2.8       REQUIRED CONSENTS..........................................................  4
      2.9       TAXES AND SOCIAL SECURITY OBLIGATIONS......................................  4
      2.10      EMPLOYEE PLANS.............................................................  4
      2.11      NO MATERIAL ADVERSE CHANGE.................................................  4
      2.12      BROKERAGE FEES.............................................................  5
      2.13      DISCLOSURE.................................................................  5
      2.14      PROPRIETARY RIGHTS.........................................................  5
      2.15      LICENSES...................................................................  5
      2.16      MATERIAL AGREEMENTS........................................................  5
      2.17      TRANSACTIONS WITH AFFILIATES...............................................  6
      2.18      EMPLOYEES..................................................................  6

3.    REPRESENTATIONS AND WARRANTIES OF DATA I/O...........................................  6
      3.1       ORGANIZATION AND STANDING OF DATA I/O......................................  6
      3.2       AUTHORITY..................................................................  6
      3.3       FINANCING..................................................................  6
      3.4       DUE DILIGENCE............................................................... 7
      3.5       [ * ] OPTION...............................................................  7
      3.6       NO OTHER REPRESENTATIONS OR WARRANTIES.....................................  7

4.    CONDITIONS PRECEDENT TO AGREEMENT....................................................  7
      4.1       REPRESENTATIONS AND WARRANTIES ACCURATE AS OF TRANSFER DATE................  7
      4.2       CONSENTS AND APPROVALS.....................................................  7
      4.3       COMPANY STATUS.............................................................  7
      4.4       AMENDED ARTICLES OF ASSOCIATION............................................  8
      4.5       EMPLOYMENT AGREEMENTS......................................................  8
      4.6       DISTRIBUTION AGREEMENT.....................................................  8
      4.7       CONFIDENTIALITY AND INVENTION ASSIGNMENT AGREEMENTS........................  8
      4.8       COMPLIANCE WITH AGREEMENT AND RELATED AGREEMENTS...........................  8
      4.9       PROCEEDINGS SATISFACTORY...................................................  8
      4.10      CORPORATE DOCUMENTS........................................................  8
      4.11      APPROVAL OF BOARD..........................................................  8

                                     Page i


                                              [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.

5.    AFFIRMATIVE COVENANTS................................................................  9
      5.1       CORPORATE EXISTENCE........................................................  9
      5.2       PROPERTIES, BUSINESS AND INSURANCE.........................................  9
      5.3       COMPLIANCE WITH LAWS.......................................................  9
      5.4       EMPLOYEE CONFIDENTIALITY AND INVENTION ASSIGNMENT AGREEMENTS...............  9
      5.5       KEEPING OF RECORDS AND BOOKS OF ACCOUNT....................................  9
      5.6       REPORTING REQUIREMENTS.....................................................  9
      5.7       SIGNIFICANT TRANSACTIONS AND EVENTS.......................................  10
      5.8       FURTHER ASSURANCES........................................................  10

6.    NEGATIVE COVENANTS..................................................................  10
      6.1       DEALINGS WITH AFFILIATES..................................................  11
      6.2       COMPENSATION..............................................................  11
      6.3       STOCK OPTIONS.............................................................  11
      6.4       DIVIDENDS.................................................................  11
      6.5       TRANSFERS OF INTELLECTUAL PROPERTIES......................................  11
      6.6       [ * ] OPTION..............................................................  11

7.    RIGHT OF FIRST REFUSAL..............................................................  11
      7.1       RIGHT OF FIRST REFUSAL....................................................  11
      7.2       FIRST REFUSAL NOTICE......................................................  12
      7.3       FURTHER SALE..............................................................  12

8.    OPTION TO PURCHASE SHARES...........................................................  12
      8.1       OPTION TO PURCHASE SHARES.................................................  12
      8.2       CONTINGENT OPTION PAYMENTS................................................  13
      8.3       OPTION CLOSING............................................................  19
      8.4       CONDITIONS TO OPTION CLOSING..............................................  19
      8.5       REPURCHASE RIGHTS.........................................................  20
      8.6       EFFECT OF FAILURE TO EXERCISE RIGHTS......................................  22

9.    OTHER AGREEMENTS OF THE PARTIES.....................................................  22
      9.1       KEY MAN INSURANCE.........................................................  22
      9.2       VOLUNTARY LIQUIDATION.....................................................  22

10.   INDEMNIFICATION.....................................................................  23
      10.1      GENERAL INDEMNITY.........................................................  23
      10.2      INDEMNIFICATION PROCEDURE.................................................  23
      10.3      LIMITATION ON INDEMNIFICATION.............................................  24

11    TERMINATION; EXCLUSIVITY............................................................  24
      11.1      TERMINATION BEFORE TRANSFER DATE..........................................  24
      11.2      AUTOMATIC TERMINATION.....................................................  24
      11.3      EFFECT OF TERMINATION.....................................................  25
      11.4      EXCLUSIVITY...............................................................  25

12.   MISCELLANEOUS.......................................................................  25
      12.1      AMENDMENTS, WAIVERS AND CONSENTS..........................................  25

                                    Page ii

                                              [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.

      12.2      PUBLICITY.................................................................  25
      12.3      NOTICES...................................................................  26
      12.4      FULL UNDERSTANDING........................................................  26
      12.5      ENTIRE AGREEMENT..........................................................  27
      12.6      MODIFICATION..............................................................  27
      12.7      NO WAIVER.................................................................  27
      12.8      CAPTIONS AND CONSTRUCTION.................................................  27
      12.9      SEVERABILITY..............................................................  27
      12.10     SURVIVAL..................................................................  27
      12.11     GOVERNING LAW; ARBITRATION................................................  27
      12.12     EXPENSES..................................................................  27
      12.13     EXECUTION IN COUNTERPARTS.................................................  27
      12.14     INVALID PROVISIONS......................................................... 27
      12.15     ATTORNEYS' FEES...........................................................  28
      12.16     BINDING EFFECT; ASSIGNMENT................................................  28
      12.17     GOOD FAITH................................................................  28

13.   DEFINITIONS AND ACCOUNTING TERMS....................................................  28
      13.1      DEFINITIONS...............................................................  28
      13.2      ACCOUNTING TERMS..........................................................  30


SCHEDULES
      2.1       Branches, Affiliates and Subsidiaries
      2.3       Conflicts
      2.4       Capitalization
      2.5       Financial Statements
      2.6       Title to Assets
      2.7       Actions Pending
      2.8       Required Consents
      2.10      Employee Benefit Plans
      2.11      No Material Adverse Change
      2.14      Proprietary Rights
      2.16      Material Agreements
      2.17      Transactions with Affiliates
      2.18      Employee Agreements
      3.4       Due Diligence

EXHIBITS
      1.2(a)    Shareholders Resolution and Agreement
      4.4       Amended Articles of Association
      4.5       Employment Agreements
      4.6       Distribution Agreement
      4.7       Evaluation and Non-Disclosure Agreement
      8.2(a)    Examples of Contingent Option Payments Under Section 8.2
      8.2(c)    Final Calculation of Catch-Up Goals Under Section 8.2(c)


                                    Page iii

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.



                           SHAREHOLDERS AGREEMENT

        This SHAREHOLDERS AGREEMENT (this "Agreement") is dated April 15, 1998, among JTAG Technologies B.V., a Netherlands limited liability company (together with its present and future subsidiaries, the "Company"), Harry Bleeker ("Mr. Bleeker" or "Shareholder"), Peter van den Eijnden ("Mr. van den Eijnden" or "Shareholder," and collectively with Mr. Bleeker, the "Existing Shareholders") and Data I/O Corporation, a Washington corporation (together with its present and future subsidiaries and any other holder of Shares (as hereinafter defined), "Data I/O").

        THE PARTIES HERETO AGREE AS FOLLOWS:


1.   PURCHASE, SALE AND TERMS OF SHARES


     1.1 THE SHARES. As of the Transfer Date (as hereinafter defined), the Company will have authorized 2040 shares of Ordinary Shares, NLG 100 par value (the "Ordinary Shares"), of which 1620 shares will be unissued, 140 shares will be owned by Mr. Bleeker, 140 shares will be owned by Mr. van den Eijnden and 140 shares will be owned by Data I/O (such shares of Data I/O having been owned by Ronald van Maas ("Mr. van Maas") prior to the Transfer Date). The rights and other terms and provisions of the Ordinary Shares are set forth in the Amended Articles of Association of the Company attached as EXHIBIT 4.4 hereto and filed with the Netherlands Ministry of Justices (the "Amended Articles of Association").


     1.2  PURCHASE PRICE AND TRANSFER.


Pursuant to a notarial deed and in accordance with the Shareholders Resolution and Agreement set forth as EXHIBIT 1.2(A) attached hereto, on the Transfer Date Mr. van Maas has agreed to sell, transfer and assign to Data I/O and, in consideration of and in express reliance upon such Shareholders Resolution and Agreement, the representations, warranties and covenants of Mr. van Maas contained in such notarial deed and the representations, warranties, covenants, terms and conditions of this Agreement, Data I/O has agreed to purchase from Mr. van Maas at the closing of the transfer of the Shares described in Section 1.2(b) (the "Transfer") the number of shares of Ordinary Shares representing thirty-three and one-third percent (33-1/3%) of the shares of Ordinary Shares outstanding on the Transfer Date (as hereinafter defined) (the "Transfer Shares"), for an aggregate purchase price of NLG 2,000,000 (the "Purchase Price"). For purposes of this Agreement, the Transfer Shares, the Option Shares (as defined in Section 8.1(a)) and any other shares of capital stock of the Company held by Data I/O from time to time shall be hereinafter together referred to as the "Shares."


The Transfer shall take place at one of the civil law notaries of the law firm Banning, Van Kemenade and Holland in Eindhoven, the Netherlands, between 9:00 a.m. and 11:00 a.m., Eindhoven time. The "Transfer Date" shall be April 15, 1998 (or such other date as Data I/O and the Company shall mutually agree upon). On the Transfer Date, the Existing Shareholders will cause the Company to enter in the Company's stock register the name of Data I/O (or its

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.

nominee) and the number of Transfer Shares to be purchased by Data I/O, against transfer of funds to the account of Mr. van Maas by wire transfer, representing the Purchase Price.


2.   REPRESENTATIONS AND WARRANTIES OF THE COMPANY AND EXISTING SHAREHOLDERS

        Each of the Company and the Existing Shareholders, to the best of their knowledge, jointly and severally represent and warrant to Data I/O as follows:


     2.1 CORPORATE EXISTENCE AND POWER. The Company is a limited liability company duly organized, validly existing and in good standing under the laws of the Netherlands and has all corporate power and authority to conduct its business as now conducted and as proposed to be conducted, and is duly qualified to transact business as a foreign corporation in any required jurisdiction. The Company does not have any branches, affiliates or subsidiaries except as set forth on SCHEDULE 2.1. The Amended Articles of Association have been duly adopted by all necessary corporate action required by applicable law. The rights, privileges and preferences of the Shares will be as stated in the Amended Articles of Association.


     2.2 AUTHORITY. The execution, delivery and performance by the Company of this Agreement, the Amended Articles of Association, the Distribution
Agreement (as defined in Section 4.6), the Employment Agreements (as defined in
Section 4.5) and the Confidentiality Agreement (as defined in Section 4.7) (collectively, including all amendments, modifications or supplements thereto, the "Related Agreements"), and the consummation of the transactions contemplated hereby or thereby are within the Company's corporate power and have been duly authorized by all necessary corporate actions on the part of the Company and its shareholders. This Agreement and each Related Agreement to which it is a party when executed and delivered by the Company is a valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, except as may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, and other similar laws relating to creditors' rights generally and by general equitable principles. This Agreement and each Related Agreement to which he is a party when executed and delivered by the respective Shareholder is a valid and binding obligation of such Shareholder, enforceable against him in accordance with its terms, except as may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, and other similar laws relating to creditors' rights generally and by general equitable principles.


     2.3 NO CONFLICT. Except as set forth on SCHEDULE 2.3, the execution, delivery and performance of this Agreement and each Related Agreement to which it is a party by the Company, and the consummation by the Company of the transactions contemplated hereby and thereby does not and will not: (a) contravene or conflict with the Amended Articles of Association or the internal regulations of the Company's Management Board, (b) contravene or conflict with or constitute a violation of any provision of any Netherlands law, rule, regulation, order, judgment, injunction or decree binding upon or applicable to the Company, any Shareholder or any of the Company's property or assets, (c) constitute a default or breach under or give rise to any right of termination, cancellation or acceleration of any right or obligation of the Company or any Shareholder or to a loss of any benefit to which the Company is entitled under any provision of any contract, agreement or understanding binding upon the Company or to which the Company is a party by

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.

which the Company or any of its assets are or may be bound, or constitute a default or breach (or an event which, with the lapse of time or the giving of notice, or both, would constitute a default or breach) thereunder, or violate any license, franchise, permit or other similar authorization held by the Company, (d) result in the creation or imposition of any lien, security interest, charge or encumbrance of any nature on any property of the Company, or
(e) give to others any interest or rights, including rights of termination, acceleration or cancellation, in or respect to any agreement to which the Company or any Shareholder is a party or by which the Company or any Shareholder is bound or by which any of the Company's property or assets are bound.


     2.4 CAPITALIZATION. The authorized capital stock of the Company consists of 2,040 shares of Ordinary Shares, par value NLG 100, of which 420 shares are outstanding. Of such 420 outstanding shares of Ordinary Shares, each of the Existing Shareholders owns and has good and marketable title to 140 shares, free and clear of all liens and encumbrances. All of the outstanding shares of Ordinary Shares have been duly authorized and validly issued under the laws of the Netherlands, and are fully paid and nonassessable. Except for the rights granted to [ * ] ("[ * ]") pursuant to that certain Transfer Agreement dated November 1, 1993 (the "[ * ] Option") or as provided herein or in any of the Related Agreements, there are no outstanding preemptive, conversion or other rights, options, warrants or agreements granted or issued by or binding upon the Company and/or the Existing Shareholders for the registration, purchase or acquisition of any shares of capital stock of the Company or any other securities convertible into, exchangeable for or evidencing the right to subscribe for any shares of such capital stock. All outstanding shares of capital stock, convertible securities, rights, options and warrants of the Company were prior to the Transfer Date owned as specified on SCHEDULE 2.4. Except as required in the Amended Articles of Association, the Company is not subject to any obligation (contingent or otherwise) to repurchase or otherwise acquire or retire any shares of its capital stock or any convertible securities, rights or options. Except as set forth herein or in the Amended Articles of Association, neither of the Company or any Shareholder is a party to, and it or he has no knowledge of, any agreement restricting the voting or transfer of any shares of the capital stock of the Company. All outstanding securities of the Company have been issued and, at the Transfer, the Transfer Shares will have been sold and transferred to Data I/O in compliance with applicable securities laws of the Netherlands.


     2.5 FINANCIAL STATEMENTS. SCHEDULE 2.5 contains the final balance sheet and the related income statements and statements of cash flows and changes in shareholder's equity of the Company for the tax year 1996 and the preliminary balance sheet and the related income statements and statements of cash flows and changes in shareholder's equity of the Company for the tax year 1997 (collectively, the "Balance Sheets"). The Balance Sheets are true and complete and accurate and fairly represent the financial condition of the Company at such dates all in accordance with generally accepted accounting principles as applied in the Netherlands and as in effect from time to time ("GAAP") consistently applied, except, in the case of the interim financial statements referenced above, for the absence of footnote disclosures. The Company has always filed its annual accounts in accordance with the requirements of Netherlands law. At the date hereof, the Company does not have any material liabilities (whether fixed or contingent, including without limitation, any tax or social security liabilities due or to become due) that were

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.


not fully disclosed, reflected or provided for in the Balance Sheets other than
(i) liabilities incurred in the ordinary course of business subsequent to the date of the Balance Sheets and (ii) obligations under contracts and commitments incurred in the ordinary course of business and that are required under GAAP to be reflected in the financial statements, which, individually or in the aggregate, are not material to the financial condition or operating results of the Company. The Company maintains and will continue to maintain a system of accounting established and administered in accordance with GAAP.


     2.6 TITLE TO ASSETS. The Company has good and marketable title to all of the realand personal property owned by it, free and clear of any mortgages, pledges, charges, liens, security interests, assessments, taxes or other encumbrances, except those indicated on Schedule 2.6. The Company enjoys peaceful and undisturbed possession under all leases under which it is operating, and all such leases are valid and subsisting and in full force and effect.


     2.7 ACTIONS PENDING. Except as set forth on SCHEDULE 2.7, there is no action, suit, investigation or legal or administrative proceeding pending or threatened against the Company or any of its property or assets and the Company is not aware of any facts which might form the basis for any such action, suit, investigation or proceeding. There are no outstanding orders, judgments, writs or decrees against the Company.

     2.8 REQUIRED CONSENTS. Except as set forth on SCHEDULE 2.8, there are no consents,approvals, authorizations, orders, registrations or qualifications of or with any person, court, regulatory authority or governmental body which are required for the consummation by the Company and/or any Shareholder of the transactions contemplated by this Agreement and any Related Agreements.

     2.9 TAXES AND SOCIAL SECURITY OBLIGATIONS. The Company has accurately prepared and timely filed all tax returns required by applicable law to be filed by it. The Company has not failed to timely pay any taxes, social security liabilities or assessments. The Balance Sheets include adequate reserves for all taxes and social security liabilities accrued but not yet payable. No tax returns of the Company are currently being audited by any taxing authorities, and the Company is not aware of any threatened or pending audits. No deficiency assessment with respect to or proposed adjustment of the Company's taxes or social security liabilities is pending or threatened.


     2.10 EMPLOYEE PLANS. SCHEDULE 2.10 lists each employee benefit plan and any other bonus, severance or termination pay, stock option or stock purchase, retirement, incentive pay or other similar plan, program or arrangement covering present or former employees of the Company which is maintained or contributed to by the Company (the "Plans") and the Company is in compliance with all applicable laws and regulations relating to the Plans.


     2.11 NO MATERIAL ADVERSE CHANGE. Except as set forth on SCHEDULE 2.11, since the date of the Balance Sheets, there has not been: (a) any material adverse change in the condition (financial or otherwise), business, assets, liabilities or prospects of the Company or any material decline in the rate of sales of the Company; (b) any damage, destruction or loss of any of the assets of the Company (whether or not covered by insurance) or any write-downs in the value of

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.


any material inventory or write-offs as uncollectible of any material notes or accounts receivable; (c) any material increase in compensation payable to or for the benefit of or committed to be paid to or for the benefit of, any director or shareholder of the Company; or (d) any modification, waiver, change, amendment, release, rescission, accord and satisfaction or termination of, or with respect to, any material term, condition or provision of any Contract or material license, other than any satisfaction by performance in accordance with the terms thereof.


     2.12 BROKERAGE FEES. No broker's, finder's or financial advisory fees or commissions will be payable with respect to this Agreement, any Related Agreement or the transactions contemplated hereby or thereby based on any agreement, arrangement or understanding with the Company or any Shareholder.


     2.13 DISCLOSURE. This Agreement, including all attachments hereto and any certificates and written statements delivered pursuant hereto, when taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements contained herein and therein not misleading in light of the circumstances under which they were made.


     2.14 PROPRIETARY RIGHTS. SCHEDULE 2.14 sets forth a true and complete list of all patents, patent applications, registrations, applications for registration, assignments, license agreements (whether written or oral) and other documents evidencing any patent, copyright, trademark, trade name, service mark, computer software, trade secrets (including compositions, know-how, drawings, specifications, designs and processes), inventions or other intellectual property rights which are used in the conduct of the Company's business (the "Intellectual Properties"). Except as set forth in SCHEDULE 2.14, the Company possesses full right and authority to use all know-how, proprietary information, copyrights, trademarks, patent rights and other proprietary and intellectual properties used by the Company or necessary to the conduct of the Company's business as presently conducted and as proposed to be conducted without infringing or misappropriating the rights of others (whether or not registered), including the Intellectual Properties, free and clear of all liens, claims, options, charges, encumbrances, security interests or claims of ownership of any person or of any obligation to pay royalties. Except as set forth on SCHEDULE 2.14, the Company has not granted licenses or other rights to any third party with respect to any Intellectual Properties. The Company has taken reasonable steps and precautions to protect and preserve the confidentiality of all of the trade secrets and confidential information of the Company or others entrusted to the Company. The Company has not received notice from any person alleging that such infringement or misappropriation has occurred or is continuing.


     2.15 LICENSES. The Company is not aware of the existence of any facts or circumstances which might constitute any violation by the Company of any requirement for a license, permit, or similar authority with regard to any jurisdiction. No proceeding is pending or threatened regarding the revocation of any such license, permit or similar authorization.


     2.16 MATERIAL AGREEMENTS. SCHEDULE 2.16 sets forth a true and complete list of all agreements, understandings, instruments, contracts or proposed transactions, whether written or oral, to which the Company is a party or by which it is bound which involve obligations of or

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.


payments to the Company in excess of NLG 100,000, including without limitation, the [ * ] Option (the "Contracts"). True and complete copies of all written Contracts, including without limitation, the [ * ] Option (with all amendments and supplements thereto) have been delivered to Data I/O. The Company has complied with all material provisions of the Contracts to which it is a party, is not in arrears with respect to any amounts owed thereunder and is not otherwise in default under any thereof nor has any party asserted that the Company is in default under any thereof, and to the best knowledge of the Company, no condition exists which with the passage of time or the giving of notice would constitute a default under any thereof. All of the Contracts are legal, valid, binding, in full force and effect, and enforceable by the Company in accordance with their respective terms.


     2.17 TRANSACTIONS WITH AFFILIATES. Except as set forth on SCHEDULE 2.17, there are no loans, leases, agreements, contracts, or other continuing transactions between any employee, consultant or director of the Company or any individual, corporation, partnership, joint venture, trust, university, or unincorporated organization, or a government or any agency or political subdivision thereof ("Person") owning any capital stock of the Company or any member of the immediate family of such employee, consultant, director or shareholder, or any corporation or other entity controlled by such employee, consultant, director or shareholder, or a member of the immediate family of such employee, consultant, director or shareholder.


     2.18 EMPLOYEES. The Company is not bound to any collective employment arrangements and/or agreements covering any of its employees. Except as set forth on SCHEDULE 2.18, the Company does not have any employment contract or other agreement relating to the right of any employee, or consultant to be employed or engaged by the Company.


3.   REPRESENTATIONS AND WARRANTIES OF DATA I/O

        Data I/O, to the best of its knowledge, hereby represents and warrants to the Company as follows:


     3.1 ORGANIZATION AND STANDING OF DATA I/O. Data I/O is a corporation duly incorporated or organized, validly existing and in good standing under the laws of Washington.


     3.2 AUTHORITY. The execution, delivery and performance of this Agreement and each Related Agreement to which it is a party by Data I/O, and the consummation of the transactions contemplated hereby or thereby by Data I/O are within its corporate power and have been duly authorized by all necessary corporate actions on the part of Data I/O. This Agreement and each Related Agreement to which it is a party when executed and delivered by Data I/O is a valid and binding obligation of Data I/O, enforceable against Data I/O in accordance with its terms, except as may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, and other similar laws relating to creditors' rights generally and by general equitable principles.


     3.3 FINANCING. Data I/O has sufficient funds and will have sufficient funds at all times through the Transfer Date to consummate the transactions contemplated hereby. Data I/O

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.


will not be rendered insolvent by reason of its investments in the Company nor will it be left with unreasonably small capital for purposes of operating its businesses.


     3.4 DUE DILIGENCE. Data I/O has requested and received true and complete copies of current financial data, minutes, articles of association, stock register, internal regulations of the Company's Management Board, contracts, and other documentation concerning the Company, and has received additional documentation and data as part of their on-site review and inspection of the Company, and on that basis, Data I/O desires to purchase the Transfer Shares. Data I/O has received and had the opportunity to review all data and documents described in SCHEDULE 3.4.


     3.5 [ * ] OPTION. Data I/O acknowledges that it has received a copy of the [ * ] Option and that pursuant thereto, [ * ] has an option, exercisable until October 31, 1998, to purchase shares of Ordinary Shares of the Company from the Existing Shareholders and Data I/O such that [ * ] will own 10% of the Company's outstanding share capital for a price of NLG [ * ].


     3.6 NO OTHER REPRESENTATIONS OR WARRANTIES. There are no representations or warranties that have been made to Data I/O that are not set forth in this Agreement or any Related Agreement.

4.   CONDITIONS PRECEDENT TO AGREEMENT

        The obligations of Data I/O and the Existing Shareholders under this Agreement are subject to the following conditions precedent, any or all of which may be waived in writing by Data I/O in its sole discretion (except that Section
4.11 may only be waived in writing by the Existing Shareholders in their sole discretion):


     4.1 REPRESENTATIONS AND WARRANTIES ACCURATE AS OF TRANSFER DATE. The representations and warranties made by the Company and the Existing
Shareholders contained in Section 2 shall be true, accurate and correct in all material respects on and as of the Transfer Date. The Company and the Existing Shareholders shall perform and comply with all agreements, obligations, covenants and conditions contained in this Agreement and the Related Agreements that are required to be performed by or complied with by the Company or Mr. van Maas, as the case may be, on or before the Transfer Date. There shall have been no material adverse change in the business, affairs, prospects, operations, properties, assets or condition of the Company from the date of the 1996 Balance Sheet to the Transfer Date.

     4.2 CONSENTS AND APPROVALS. Certified true copies of all consents and approvals required or advisable in connection with the execution, delivery, performance, validity and enforceability of this Agreement and each Related Agreement, if any, shall have been received by the Company, and such consents and approvals shall be in full force and effect and be reasonably satisfactory in form and substance to Data I/O.

     4.3 COMPANY STATUS. The Company shall be registered with the Netherlands Chamber of Commerce of Zuid Oost Brabant at Eindhoven and no application with any court in

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.


the Netherlands shall have been filed for suspension of payment, moratorium or bankruptcy with respect to the Company.


     4.4 AMENDED ARTICLES OF ASSOCIATION. Data I/O and the Company shall receive evidence of the execution of the Amended Articles of Association setting forth, without limitation, the special or relative rights and other terms and conditions of the Ordinary Shares, in the form of EXHIBIT 4.4, which shall have been filed with the Netherlands Ministry of Justices.


     4.5 EMPLOYMENT AGREEMENTS. The Company and each of the Existing Shareholders shall have entered into an Employment Agreement (the
"Employment Agreements") substantially in the form of EXHIBIT 4.5 attached hereto.

     4.6 DISTRIBUTION AGREEMENT. The Company and Data I/O shall have entered into a Distribution Agreement (the "Distribution Agreement") substantially in the form of EXHIBIT 4.6 attached hereto.


     4.7 CONFIDENTIALITY AND INVENTION ASSIGNMENT AGREEMENTS. Each director and employee of the Company shall have executed and delivered to the Company an employee confidentiality and invention assignment agreement. The Company and Data I/O shall have entered into an Evaluation and Non-Disclosure Agreement (the "Confidentiality Agreement") substantially in the form of EXHIBIT 4.7 attached hereto.

     4.8 COMPLIANCE WITH AGREEMENT AND RELATED AGREEMENTS. The Company shall have performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by this Agreement or any Related Agreement to be performed, satisfied or complied with by the Company at or prior to the Transfer.


     4.9 PROCEEDINGS SATISFACTORY. All proceedings taken in connection with the transfer and sale of the Transfer Shares and all documents and papers relating thereto shall be satisfactory in form and substance to Data I/O. Data I/O shall have received copies of such documents and papers as Data I/O may reasonably request in connection with this Agreement and the Related Agreements.


     4.10 CORPORATE DOCUMENTS. The Company shall provide a certificate signed by a managing director of the Company certifying that all required resolutions have been adopted by the Management Board of the Company and the general meeting of shareholders of the Company approving this Agreement and the Related Agreements, and authorizing specific individuals to execute all appropriate documents at the Transfer.


     4.11 APPROVAL OF BOARD. Data I/O shall provide a certificate of the secretary of Data I/O certifying that resolutions have been adopted by the Board of Directors of Data I/O approving this Agreement and the Related Agreements, and authorizing specific individuals to execute all appropriate documents at the Transfer.

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.

5.   AFFIRMATIVE COVENANTS

        Each of the Company and the Existing Shareholders jointly and severally covenants and agrees that on and after the date hereof the Company and such Existing Shareholder, as applicable, will:


     5.1 CORPORATE EXISTENCE. Maintain the Company's corporate existence, Intellectual Properties, other rights and franchises in full force and effect to the extent appropriate in accordance with good business practice.


     5.2 PROPERTIES, BUSINESS AND INSURANCE. Maintain the Company's property and business, with financially sound and reputable insurers, insurance against such casualties and contingencies and of such types and in such amounts as is customary for companies of a similar size and financial condition similarly situated within the same industry.


     5.3 COMPLIANCE WITH LAWS. Comply with all applicable laws, rules, regulations and orders.


     5.4 EMPLOYEE CONFIDENTIALITY AND INVENTION ASSIGNMENT AGREEMENTS. Enter into confidentiality and invention assignment agreements with each director and employee employed by the Company at or subsequent to the date hereof.


     5.5 KEEPING OF RECORDS AND BOOKS OF ACCOUNT. Keep adequate records and books of account, in which complete entries will be made in accordance with GAAP consistently applied, reflecting all financial transactions of the Company, and in which, for each fiscal year, all proper reserves for depreciation, depletion, obsolescence, amortization, taxes, bad debts and other purposes in connection with its business shall be made.


     5.6 REPORTING REQUIREMENTS. Furnish the following to Data I/O and permit during normal business hours, upon reasonable request and reasonable notice (and without unreasonable inconvenience to the Company), Data I/O or any officers, key employees, agents or representatives thereof (including, without limitation, Data I/O's independent accountants), to examine books of account of the Company in order for Data I/O to verify any or all information provided to Data I/O under this Section 5.6:


     QUARTERLY REPORTS: as soon as available and in any event within thirty (30) days after the end of each fiscal quarter of the Company, balance sheets of the Company as of the end of such period and statements of income and statements of cash flows of the Company for such period and for the period commencing at the end of the previous fiscal year and ending with the end of such period and including comparisons to the budget or business plan and an analysis of the variances from the budget or plan, prepared in accordance with GAAP consistently applied throughout the period from calendar year 1997 through 2002; PROVIDED, HOWEVER, that notwithstanding the foregoing, within seven (7) days after the end of each fiscal quarter, the Company shall use its best efforts to furnish to Data I/O in good faith, preliminary statements of income of the Company for such fiscal quarter;

     ANNUAL REPORTS: as soon as available and in any event within sixty
     (60) days after the end of each fiscal year of the Company, consolidated and consolidating balance sheets of the Company as of

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.

     the end of such fiscal year and statements of income and statements of cash flows and changes in shareholders' equity of the Company for such fiscal year, setting forth in each case in comparative form the corresponding figures for the preceding fiscal year, all such statements to be duly certified by a Managing Director of the Company and, if requested by Data I/O, in which case Data I/O shall bear the expense thereof, an independent public accountant of recognized national standing approved by Data I/O, and all prepared in accordance with GAAP consistently applied throughout the period from calendar year 1997 through 2002; PROVIDED, HOWEVER, that notwithstanding the foregoing, within seven (7) days after the end of each fiscal year, the Company shall use its best efforts to furnish to Data I/O in good faith, preliminary statements of income of the Company for such fiscal year;


     ACCOUNTANT'S LETTERS: within twenty (20) days after receipt, copies of all accountant's letters, reviews and reports to management;


     BUDGETS AND OPERATING PLAN: as soon as available and in any event prior to
     (i) the beginning of each fiscal year of the Company and (ii) approval thereof by the Company's Management Board, a business plan and internal operating budgets for the forthcoming fiscal year.


     5.7 SIGNIFICANT TRANSACTIONS AND EVENTS. Subject to the Articles of Association, promptly inform and consult with Data I/O prior to all significant transactions, events and management decisions, including, without limitation, the following: (i) determination of the Company's annual budget and business plan; (ii) purchase of real property; (iii) an investment (by way of equity participation, loans or otherwise) in excess of NLG 1,000,000 in or a joint venture with a third party; (iv) incurrence of indebtedness in excess of NLG 1,000,000; (v) termination of more than twenty-five percent (25%) of the Company's employees; (vi) loans to any shareholder of the Company; and (vii) amending, modifying, supplementing or extending in any material way the terms or conditions of the Company's profit sharing and other benefit plans (or granting or creating any new profit sharing or other benefit plan).


     5.8 FURTHER ASSURANCES. From time to time after the Transfer Date, at Data I/O's expense and without further consideration, execute and deliver such documents, certificates or other instruments and take such other actions as Data I/O may reasonably request in order to more effectively transfer to Data I/O the Shares and/or to consummate the transactions contemplated herein.


6.   NEGATIVE COVENANTS

     Each of the Company and the Existing Shareholders jointly and severally covenants and agrees that on and after the date hereof, without the prior written consent of Data I/O, the Company and/or the Existing Shareholders will not:


     6.1  DEALINGS  WITH  AFFILIATES.   Enter  into  any  material  transaction,
including without limitation, any loans or extensions of credit, release of guarantee, management contract or royalty agreements, deferred or contingent compensation agreement, consulting or other agreement with any employee, consultant or director of the Company or any subsidiary or holder of five percent (5%) or more of any class of capital stock of the Company or any subsidiary, or any member of their

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.

respective immediate families or any corporation or other entity directly or indirectly controlled by one or more of such employees, consultants, directors or five percent (5%) shareholders or members of their immediate families ("Affiliate") except as set forth on SCHEDULE 2.17.


     6.2 COMPENSATION. Pay to any Shareholder compensation (including salary and bonus) in excess of reasonable and comparable industry standards for similarly situated companies in the Netherlands.


     6.3 STOCK OPTIONS. Grant or issue any option or warrant to purchase or otherwise acquire shares of capital stock of the Company, including without limitation, Ordinary Shares to any Person which, in the aggregate, exceeds ten percent (10%) of the then-outstanding shares of Ordinary Shares (determined on an "as if converted basis").


     6.4 DIVIDENDS. Allow the Company's Management Board to declare or pay any dividend or other distribution to the Company's shareholders in excess of seventy-five percent (75%) of net profit (after payment of all taxes) of the Company's preceding full fiscal year; provided, however, that the Company's Management Board shall declare, in accordance with the laws of the Netherlands, a dividend on its Ordinary Shares of a fixed amount of up to 75% of the Company's net profit for the 1997 fiscal year, to be based upon the Company's good faith estimate of such net profit amount; provided, further however, that Data I/O shall not be entitled to receive any dividend declared or paid by the Company with respect to the 1997 fiscal year and only the Existing Shareholders shall be entitled to receive any such dividend.


     6.5 TRANSFERS OF INTELLECTUAL PROPERTIES. Transfer, sell, dispose of, assign, lease,license or donate any ownership or interest in, or material rights relating to, any of its Intellectual Properties to any Person except in connection with sales of products to customers in the ordinary course of business.


     6.6 [ * ] OPTION. Amend, modify, supplement or extend in any way the expiration date or other terms or conditions of the [ * ] Option.


7.   RIGHT OF FIRST REFUSAL.

        The parties acknowledge that the rights and obligations of the parties contained in this Section 7 shall remain in full force and effect and will provide Data I/O and the Existing Shareholders with the opportunity to obtain 100%, or at least 90%, of the capital stock of the Company.


     7.1 RIGHT OF FIRST REFUSAL. Notwithstanding any provision to the contrary of the Articles of Association, whether in force on the date of execution of this Agreement or later adopted, the Existing Shareholders hereby grant to Data I/O, and Data I/O hereby grants to the Existing Shareholders, the right of first refusal to purchase all or part of the shares of capital stock of the Company owned by each of them prior to the bona fide sale, assignment, transfer, hypothecation or pledge of such shares of capital stock to any third party (a "Bona Fide Sale") other than an assignment or transfer permitted pursuant to
Section 12.16 (it being understood and agreed that an assignment or transfer not specifically permitted pursuant to clause (i), (ii) or (iii) of Section

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.

12.16 shall be subject to the right of first refusal contained in this Section 7.1). This right of first refusal shall be subject to the other provisions of this Agreement.


     7.2 FIRST REFUSAL NOTICE. In the event that an Existing Shareholder or Data I/O, as the case may be (the "Offering Party") proposes to sell, assign, transfer, hypothecate or pledge any shares of capital stock of the Company held by it under Section 7.1, the Offering Party shall give the other party (the "Receiving Party") written notice (the "First Refusal Notice") thereof describing the number and class of shares of such capital stock, the type of transaction and the consideration or price and terms of the transaction. On or before the 20th day after the date of receipt of the First Refusal Notice, the Receiving Party shall give the Offering Party written notice of the Receiving Party's intention to exercise its right of first refusal hereunder, setting forth the number and class of shares of capital stock it will purchase and the appropriate price therefor, as follows: (i) if the Receiving Party is an Existing Shareholder, the consideration to be paid by the Existing Shareholder for such capital stock shall be the number of shares of such capital stock multiplied by the "Per Share Price" (which shall mean the amount obtained by dividing the Purchase Price by the number of Transfer Shares), plus interest at a rate of ten percent (10%) per annum since the Transfer Date and (ii) if the Receiving Party is Data I/O, the consideration to be paid by Data I/O for such capital stock shall be the consideration or price and the payment terms specified in the First Refusal Notice. The purchase by the Receiving Party of any such shares of capital stock is subject in all cases to the preparation, execution and delivery by the Offering Party and Receiving Party of a purchase agreement relating to such shares reasonably satisfactory in form and substance to the parties.


     7.3 FURTHER SALE. In each case, any shares of capital stock not purchased by the Receiving Party in accordance with Sections 7.1 and 7.2, or by other Persons after the initial First Refusal Notice is made in accordance with
Section 7.2, may not be sold, assigned, transferred, hypothecated or pledged by the Offering Party until they are again offered to the Receiving Party under the procedures specified in this Section 7.


8.   OPTION TO PURCHASE SHARES


     8.1 OPTION TO PURCHASE SHARES. At any time on or after the date when audited financial statements for fiscal year 1999 have been provided by the Company to Data I/O pursuant to Section 5.6 and until the last day of the third month after such date (the "Option Period"), Data I/O shall have the right (the "Option") to purchase all the outstanding shares of Ordinary Shares and any other shares of the Company's capital stock held by the Existing Shareholders (the "Option Shares") for the Option Price (as hereinafter defined). It is understood and agreed that the purpose of the Option is to enable Data I/O to obtain the remaining outstanding capital stock of the Company such that the Option Shares together with the other Shares owned by Data I/O will represent 100% (or, if [ * ] is a shareholder of the Company at such time, 90%) of the then-outstanding

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.


capital stock of the Company. Each Shareholder hereby covenants and agrees that in the event that Data I/O exercises the Option, he will sell and transfer to Data I/O all Ordinary Shares and other shares of capital stock of the Company held by him. Data I/O may exercise the Option during the Option Period by delivering to the Existing Shareholders written notice thereof (the "Option Notice").


The "Tendered Percentage" shall mean the percentage ratio of the aggregate number of Ordinary Shares owned by the Existing Shareholders to the total number of the then-outstanding shares of capital stock of the Company. The "Option Price" shall be equal to the product of (x) the sum of (A) [ * ] times the Company's total revenues for fiscal year 1997 (which shall be accounted for on an accrual basis in accordance with GAAP) plus (B) [ * ] times the Company's total revenues for fiscal year 1999 (which shall be accounted for on an accrual basis in accordance with GAAP) times (y) the Tendered Percentage.


The Option Price shall be paid as follows: (i) the product of (x) the sum of (A) [ * ] times the Company's total revenues for fiscal year 1997 plus (B) the Company's total revenues for fiscal year 1999 times (y) the Tendered Percentage (the "Initial Option Payment") shall be payable at the Option Closing and (ii) additional payments (the "Contingent Option Payments") in an aggregate amount not to exceed the product of (x) the Company's total revenues for fiscal year 1999 times (y) the Tendered Percentage (the "Maximum Contingent Amount") shall be paid in accordance with Section 8.2. By way of example only, if total revenues for 1997 were NLG 2,000,000 and total revenues for 1999 were NLG 3,000,000 (and assuming [ * ] was not a shareholder so that the Tendered Percentage would be sixty-six and two-thirds percent (66-2/3%)), then the Initial Option Payment would be calculated as follows: (([ * ] x 2,000,000) + 3,000,000) x sixty-six and two-thirds percent (66-2/3%) = NLG [ * ].


     8.2 CONTINGENT OPTION PAYMENTS. Data I/O shall pay the Contingent Option Payments to the Existing Shareholders in the event that the Company attains the Annual Revenue and Annual After-Tax Profit targets set forth below. The "Option Year Amount" shall mean 33-1/3% of the Maximum Contingent Amount. The period for attainment of these targets will be the three calendar years (each an "Option Year") beginning with the first day of the year 2000 and ending with the last day of the year 2002, after which no Contingent Option Payments will accrue. If a Contingent

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.


Option Payment calculation hereunder results in a negative number, in no event shall the Existing Shareholders be required to make any payments to Data I/O. The Annual Revenue and Annual After-Tax Profit targets and related Contingent Option Payments are as follows:

                          CONTINGENT OPTION PAYMENTS(1)

                                 PAYMENT 1             PAYMENT 2             PAYMENT 3
                                 ---------             ---------             ---------

 OPTION YEAR:                    2000                  2001                  2002
 CONTINGENT OPTION PAYMENT: (1)  Option Year Amount    Option Year Amount    Option Year Amount
 MINIMUM TARGETS(1)
 Annual Revenue(2)               [ * ] over 1999       [ * ] over 2000       [ * ] over 2001
                                 calendar year         calendar year         calendar year
 and
 Annual After-Tax Profit(3)      [ * ] of Annual       [ * ] of Annual       [ * ] of Annual
                                 Revenue for 2000      Revenue for 2001      Revenue for 2002

REQUIREMENTS:

(1) For the Option Year Amount to be paid in full, both the Annual Revenue target and Annual After-Tax Profit target must be met for the Option Year.

(2) For purposes of calculating the Contingent Option Payments made under this Section 8, Annual Revenue shall mean the price of all goods and services delivered during the Option Year accounted for on an accrual basis in accordance with GAAP.

(3) For purposes of calculating the Contingent Option Payments made under this Section 8, Annual After-Tax Profit shall mean the excess of revenue minus all expenses, as customarily defined by GAAP (consistently applied throughout the period from calendar year 1997 through 2002) for the Option Year.


If the full Option Year Amount is not paid for an Option Year because either the Annual Revenue target or the Annual After-Tax Profit target was not met in such Option Year, then the following shall apply with respect to such Option Year:


                      (i) Data I/O shall pay to the Existing Shareholders a Contingent Option Payment for such Option Year in an amount equal to the sum of the Pro Rata Revenue Payment plus the Pro Rata Profit Payment (each as hereinafter defined).

                      (ii) For purposes of this Agreement, "Pro Rata Revenue Payment" shall mean the product of (A) [ * ] of the Option Year Amount, times (B) the percentage of growth in Annual Revenue in such Option Year over the prior calendar year, divided by [ * ], and "Pro Rata Profit Payment" shall mean the product of (x) [ * ] of the Option Year Amount, times (y) Annual After-Tax Profit percentage in such Option Year divided by [ * ]; provided, however, that in no event shall either the Pro Rata Revenue Payment or the Pro Rata Profit Payment exceed [ * ] of the Option Year Amount. (See example in EXHIBIT 8.2(A) attached hereto.)

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.

For Option Years 2000 and/or 2001 where the full Option Year Amount has not been paid pursuant to either Section 8.2(a) or (b) (a "Missed Option Year"), the following shall apply with respect to such Option Year:

                      (i) For purposes of this Agreement, "1999 Annual Revenue" shall mean the Company's Annual Revenue for 1999 based upon its audited financial statements.

                      (ii) Catch-Up Goals for each Option Year shall be calculated by Data I/O and the Existing Shareholders in accordance with the following formulas; provided, that upon exercise of the Option by Data I/O, the Catch-Up Goals shall be definitively calculated and this Agreement shall be amended to add calculations as SCHEDULE 8.2(C) hereto:



OPTION YEAR:                     2000              2001               2002
------------                     ----              ----               ----

Catch-Up Revenue Goal:      (1999 Annual     (Catch-Up Revenue      (Catch-Up
                           Revenue) x [ * ]   Goal for 2000)    Revenue Goal for
                                                x [ * ]           2001) x [ * ]

Catch-Up Profit Goal:       (Catch-Up         (Catch-Up Revenue    (Catch-Up
                            Revenue Goal for   Goal for 2001)   Revenue Goal for
                             2000) x [ * ]        x [ * ]        2002) x [ * ]


Cumulative Catch-Up      Catch-Up Profit    Sum of Catch-Up     Sum of Catch-Up
Profit Goal:              Goal for 2000     Profit Goals for    Profit Goals for
                                             2000 and 2001       2000, 2001 and
                                                                      2002

                      (iii) If the full Contingent Option Payment based on Annual Revenue (i.e., [ * ] of the total Contingent Option Payment) for 2000 or 2001 is not earned in such year, it may be earned in any of the subsequent Option Years if certain Catch-Up Revenue Goals are met as follows:

                             (A) If Annual Revenue in a subsequent Option Year
               equals or exceeds the Catch-Up Revenue Goal for such Option Year, then any Missed Option Year's Contingent Option Payments based on Annual Revenue will be payable in full.

                             (B) If Annual Revenue in a subsequent Option Year
               is less than the Catch-Up Revenue Goal for such Option Year but greater than the Catch-Up Revenue Goal for the prior Option Year, then the catch-up amount payable for all Missed Option Years where some or all of the Contingent Option Payments based on Annual Revenue (i.e., [ * ] of the total Contingent Option Payment) was missed will be:

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.

           Contingent Option Payment for Missed Option Year = Contingent Option Payment based on Annual Revenue x [(Annual Revenue for Option Year -
                Catch-Up Revenue Goal for prior Option Year) / (Catch-Up Revenue Goal for prior Option Year)] / [ * ]

                             If the Contingent Option Payment already paid for
               the Missed Option Year was less than the amount earned based on the catch-up formula in a subsequent Option Year, then the difference between such amounts will be earned and payable in such Option Year. See examples in EXHIBIT 8.2(A) attached hereto.

                      (iv) If the full Contingent Option Payment based on Annual After-Tax Profit (i.e., [ * ] of the total Contingent Option Payment) for 2000 or 2001 is not earned in such year, it may be earned in a subsequent Option Year if certain Catch-Up Profit Goals are met as follows:

                             (A) If the cumulative Annual After-Tax Profit
               through a subsequent Option Year equals or exceeds the cumulative Catch-Up Profit Goal for such Option Year, then all Missed Option Years' Contingent Option Payments based on Annual After-Tax Profit will be payable in full.

                             (B) If Annual After-Tax Profit in a subsequent
               Option Year exceeds the Catch-Up Profit Goal for such Option Year, then the Surplus Profit (as hereinafter defined) for such Option Year will be applied to any Missed Option Year where some or all of the Contingent Option Payment based on Annual After-Tax Profit was missed. The Surplus Profit will be added to the Annual After-Tax Profit for a Missed Option Year where some or all of the Contingent Option Payment based on Annual After-Tax Profit was missed, and a revised amount earned will be calculated based on the Catch-Up Profit Goal for such Missed Option Year and the additional amount will become payable. "Surplus Profit" shall mean Annual After-Tax Profit for the subsequent Option Year - Catch-Up Profit Goal for such Option Year. See examples in
               EXHIBIT 8.2(A) attached hereto.

                             (C) Notwithstanding anything to the contrary
               contained herein, (1) the part of the Surplus Profit that has been used shall not be applied more than once to any Missed Option Year catch-up calculation pursuant to this Section 8.2 (c) and (2) the total Contingent Option Payments based on Annual After-Tax Profit shall not exceed [ * ] of the total Contingent Option Payment.


All calculations of performance of the Company against the Annual Revenue and Annual After-Tax Profit targets, and against the Catch-Up Revenue and Catch-Up Profit Goals shall be determined by Data I/O and the Existing Shareholders in good faith after the Company's audited financial statements for the applicable Option Year have been provided to Data I/O in accordance with Section 5.6. Such calculations by Data I/O shall be based on the foregoing and in accordance with GAAP applied consistently. The parties shall provide to the other parties within seventy-five (75) days of the end of each calendar year a report which shows,

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.


in reasonable detail, the performance of the Company against the foregoing targets, calculated in accordance with GAAP (to the extent applicable or practical). Data I/O shall have the right to obtain from the Company, and the Company shall furnish to Data I/O, any and all worksheets, reports and other supporting documentation relating to the calculation of any amounts hereunder. Contingent Option Payments shall accompany such reports to the extent then payable in accordance with this Agreement and shall be due and payable within ninety (90) days of the end of each calendar year.


Any Contingent Option Payments made by Data I/O to the Existing Shareholders shall be shared equally, one-half to each of them (or, if a Shareholder has died, to such Shareholder's heirs). Notwithstanding anything to the contrary contained in this Agreement, in no event shall the total Contingent Option Payments paid by Data I/O pursuant to this Section 8.2 exceed the Maximum Contingent Amount. If, after Data I/O has exercised the Option and prior to December 31, 2002, Data I/O (i) terminates the Employment Agreements of either or both Existing Shareholder(s) without cause, (ii) ceases to use all or substantially all of its assets relating to the operation of the programming systems business or (iii) fails to offer the Company's products for distribution pursuant to the Distribution Agreement through no fault of the Company or the Existing Shareholders, then in each case the full amount of theunpaid Contingent Option Payments shall become immediately due and payable by Data I/O to the Existing Shareholders; provided, however, that an assignment or transfer of the Shares permitted under Section 12.16 shall not, in and of itself, be deemed to be an event described in clause (ii) above giving rise to the payment obligations set forth in this Section 8.2(e). The death or disability of either Mr. Bleeker or Mr. van den Eijnden, or both, shall not affect Data I/O's obligation to pay the Contingent Option Payments, if any, pursuant to this
Section 8.2. The parties agree that after the Option has been exercised and prior to December 31, 2002, if an event described in clauses (i), (ii) or (iii) above occurs, payment of the full amount of theunpaid Contingent Option Payments to the Existing Shareholders shall constitute the sole and exclusive remedy of the Existing Shareholders and the Company against Data I/O with respect to such event.


Except in connection with an assignment or transfer permitted under Section 12.16, if, after Data I/O has exercised the Option and prior to December 31, 2002, Data I/O sells or transfers more than 50% of the Shares to a third party (a "Triggering Sale"), then the acceleration of the Contingent Option Payments set forth in Section 8.2(e) shall not apply and in lieu thereof, the following provisions of this Section 8.2(f) shall apply and control:

               (i) For purposes of this Agreement: "Quarterly Revenue" shall mean the price of all goods and services delivered during the calendar quarter accounted for on an accrual basis in accordance with GAAP. "Quarterly Profit" shall mean the excess of Quarterly Revenue minus all expenses for the calendar quarter, as customarily defined by GAAP (consistently applied throughout the calendar quarter). "Substitute Option Year Revenue" shall mean the Quarterly Revenue for the four completed calendar quarters immediately preceding the Triggering Sale (the "Substitute Option Year"). "Prior Year Substitute Option Year Revenue" shall mean the Quarterly Revenue for the four completed calendar quarters immediately preceding the Substitute Option Year. "Revenue Payout Percentage" with respect to a particular Option Year shall mean the percentage obtained by dividing the quotient of (A) the difference between the Substitute Option Year

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.

        Revenue and the Prior Year Substitute Option Year Revenue and (B) the Prior Year Substitute Option Year Revenue, by [ * ]. "Profit Payout Percentage" with respect to a particular Option Year shall mean the percentage obtained by dividing (1) the quotient of (x) the Quarterly Profit for the Substitute Option Year and (y) the Quarterly Revenue for such Substitute Option Year, by (2) [ * ]. In no event shall either the Revenue Payout Percentage or the Profit Payout Percentage exceed 100%.

               (ii) If the Triggering Sale occurs during Option Year 2000, then Data I/O will be obligated to pay to the Existing Shareholders the full amount of the remaining unpaid Contingent Option Payments.

               (iii) If the Triggering Sale occurs during Option Year 2001, then Data I/O will be obligated to pay to the Existing Shareholders an amount up to the full amount of the remaining unpaid Contingent Option Payments for Option Years 2001 and 2002 calculated as follows:

               (A)    (Revenue Payout Percentage for Substitute Option Year x [
                      * ] of the Option Year Amount) x 2, PLUS

               (B) (Profit Payout Percentage for Substitute Option Year x [ * ] of the Option Year Amount x 2.

               (iv) If the Triggering Sale occurs during Option Year 2002, then Data I/O will be obligated to pay to the Existing Shareholders an amount up to the full amount of the remaining unpaid Contingent Option Payment for Option Year 2002 calculated as follows:

               (A)    (Revenue Payout Percentage for Substitute Option Year x
                       [ * ] of the Option Year Amount), PLUS

               (B) Profit Payout Percentage for Substitute Option Year x [ * ] of the Option Year Amount).

               (v) In connection with the Triggering Sale (and in accordance with Section 12.16), Data I/O shall assign this Agreement and the Related Agreements to which Data I/O is a party to the third party assignee in such Triggering Sale, and such third party assignee shall agree to assume all of Data I/O's obligations hereunder (including, without limitation, under this Section 8.2) and thereunder. In connection with a Triggering Sale occurring in Option Year 2001 or 2002, such third party assignee shall calculate, in accordance with Sections 8.2(a), (b) and (c), the Contingent Option Payments due to the Existing Shareholders, up to the Maximum Contingent Amount, with respect to the Option Years. To the extent, if any, the Contingent Option Payments with respect to a remaining Option Year that would be paid to the Existing Shareholders based on such calculation exceed the Contingent Option Payments made by Data I/O under Section

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.

        8.2(f)(iii) or (iv), as applicable, then the third party assignee shall pay such excess amount to the Existing Shareholders in accordance with the terms of Section 8.2 (d).

               (vi) Notwithstanding anything to the contrary contained herein, all Contingent Option Payments to be paid under this Section 8.2(f) by Data I/O in a Triggering Sale shall be due and payable, within thirty
        (30) days after the Triggering Sale by Data I/O.

               (vii) The parties agree that after the Option has been exercised and prior to December 31, 2002, if an event described in this Section 8.2(f) occurs, payment of the unpaid Contingent Option Payments to the Existing Shareholders in accordance with this Section 8.2 (f) shall constitute the sole and exclusive remedy of the Existing Shareholders and the Company against Data I/O with respect to such event.


If, after the Option has been exercised but prior to December 31, 2002, Data I/O sells or transfers 50% or less than 50% of the Shares to a third party, then, not withstanding such sale or transfer, the provisions of Section 8.2(f) shall not apply and Data I/O shall remain liable to perform its obligations under this Agreement.


     8.3 OPTION CLOSING. The date (the "Option Closing Date") of the closing of the purchase and sale of the Option Shares (the "Option Closing") shall take place no later than sixty (60) days after the Company receives the Option Notice. The Option Closing shall take place at a time and place to be mutually agreed upon by Data I/O and the Company. At the Option Closing, the Company shall enter in the Company's stock register Data I/O's name (or its nominee's name) and the number of Option Shares to be transferred to Data I/O, against payment of the Initial Option Payment by Data I/O to the Existing Shareholders.


     8.4 CONDITIONS TO OPTION CLOSING. The obligation of Data I/O to purchase the Option Shares and pay the Initial Option Payment on the Option Closing Date shall be subject to the following conditions (any or all of which may be waived in writing by Data I/O in its sole discretion):


REPRESENTATIONS AND WARRANTIES OF COMPANY ACCURATE AS OF OPTION CLOSING DATE. Unless otherwise waived or amended in writing by Data I/O in its sole discretion, the representations and warranties made by the Company and the Existing Shareholders contained in Section 2 (including all Schedules referenced therein) shall be updated and shall be true, accurate and correct in all material respects on and as of the Option Closing Date, except that: (i) the references to the "Amended Articles of Association" in Sections 2.1 and 2.2. shall be deleted; (ii) all references to the "Related Agreements" shall be deemed to mean the agreements described in paragraphs (d), (e) and (f) below;
(iii) all references to the "Balance Sheets" shall be deemed to mean the most recent two (2) balance sheets and statements of income and statements of cash flows and changes in shareholders' equity provided to Data I/O by the Company pursuant to Section 5.6; (iv) the references to "Transfer Shares" in Section 2.4 shall be changed to refer to "Option Shares"; and (v) the references to the "Transfer" in Section 2.4 shall be changed to refer to the "Option Closing". The Company shall perform and comply with all agreements, obligations, covenants and conditions contained in this Agreement that are required to be performed or complied with on or before the Option Closing Date. There shall have been no

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.

material adverse change in the business, affairs, prospects, operations, properties, assets or condition of the Company from the date of the Option Notice to the Option Closing Date.


CONSENTS AND APPROVALS. Certified true copies of all consents and approvals required or advisable in connection with the purchase and sale of the Option Shares upon exercise of the Option, if any, shall have been received by the Company, and such consents and approvals shall be in full force and effect and be reasonably satisfactory in form and substance to Data I/O.


COMPANY STATUS. The Company shall be registered with the Netherlands Chamber of Commerce of Zuid Oost Brabant at Eindhoven and no application with any court in the Netherlands shall have been filed for suspension of payment, moratorium or bankruptcy with respect to the Company.


EMPLOYMENT AGREEMENTS. The Employment Agreements shall be in full force and effect and neither Mr. Bleeker nor Mr. van den Eijnden shall be in breach thereof.


COMPLIANCE WITH AGREEMENT AND RELATED AGREEMENTS. The Company shall be in compliance in all material respects with this Agreement and all Related Agreements to which it is party.


PROCEEDINGS SATISFACTORY. All proceedings taken in connection with the transfer and sale of the Option Shares and all documents and papers relating thereto shall be satisfactory in form and substance to Data I/O. Data I/O shall have received copies of such documents and papers as Data I/O may reasonably request in connection with the exercise of the Option. The Existing Shareholders will cause the Company to enter in the Company's stock register the name of Data I/O and the number of Option Shares to be transferred to Data I/O.


CORPORATE DOCUMENTS. The Company shall provide a certificate of a managing director of the Company certifying that all required resolutions have been adopted by the Management Board of the Company and the general meeting of the shareholders of the Company approving the transfer and sale of the Option Shares by the Existing Shareholders to Data I/O pursuant to the exercise of the Option, and authorizing specific individuals to execute all appropriate documents at the Option Closing.


     8.5  REPURCHASE RIGHTS.


UPON EXPIRATION OF THE OPTION PERIOD. If the Option is not exercised before the end of the Option Period, for a period of six (6) months after the last day of the Option Period (the "Repurchase Period") each of the Company and the Existing Shareholders shall have the right to repurchase all of the Shares owned by Data I/O for a purchase price (the "Repurchase Price") equal to the number of Shares multiplied by the Per Share Price, plus interest at a rate of ten percent (10%) per annum since the Transfer Date. Exercise of the repurchase right contained in this Section 8.5(a) shall be effected by delivering written notice thereof to Data I/O together with payment of the Repurchase Price prior to the expiration of the Repurchase Period. If more than one such notice is received by Data I/O, Data I/O shall be obligated to sell the Shares only to

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.


the first party that delivers to Data I/O written notice together with payment of the Repurchase Price in accordance with this Section 8.5(a). Data I/O shall not have any liability to any other party with respect to any notice received thereafter other than to return any accompanying payment received from such party. After exercise of the repurchase right, Data I/O shall cause the Company to enter in the Company's stock register the name of the purchasing party and the number of Shares to be transferred to such party.


UPON CERTAIN BUSINESS EVENTS. At any time after the Transfer Date until the earlier to occur of (i) delivery of the Option Notice to the Existing Shareholders or (ii) the end of the Option Period (the "Buyback Period"), if (A) Data I/O fails to offer the Company's products for distribution pursuant to the Distribution Agreement through no fault of the Company or the Existing Shareholders (a "Curable Event") or ceases to use all or substantially all of its assets relating to the operation of the programming systems business (a "Noncurable Event") or (B) Data I/O sells or transfers all of the Shares to a third party assignee pursuant to Section 12.16 and such assignee either fails to offer the Company's products for distribution pursuant to the Distribution Agreement through no fault of the Company or the Existing Shareholders (also a "Curable Event") or ceases to use all or substantially all of its assets relating to the operation of the programming systems business (also a "Noncurable Event"), then in the case of either (A) or (B), each of the Company and the Existing Shareholders shall have the right to repurchase (the "Buyback Right") all of the Shares owned by Data I/O (or its assignee, as the case may
be) for a purchase price (the "Buyback Price") equal to the number of Shares multiplied by the Per Share Price, plus interest at a rate of ten percent (10%) per annum since the Transfer Date, subject to the terms and conditions contained in Sections 8.5(b), (c) and (d). After exercise of the Buyback Right and payment of the Buyback Price, Data I/O shall cause the Company to enter in the Company's stock register the name of the purchasing party and the number of Shares to be transferred to such party. The parties agree that prior to the end of the Buyback Period, if an event described in clause (A) or (B) above occurs, exercise of the Buyback Right shall constitute the sole and exclusive remedy of the Existing Shareholders and the Company with respect to such event.


In the case of exercise of the Buyback Right upon the occurrence of a Curable Event, the provisions of this Section 8.5(c) shall apply. The Company or the Existing Shareholders, as the case may be, must deliver written notice of its intent to exercise the Buyback Right (the "Cure Notice") to Data I/O prior to the expiration of the Buyback Period (which Cure Notice shall also refer specifically to Sections 8.5(b) and (c) and set forth in reasonable detail the basis giving rise to the Buyback Right). The Company or the Existing Shareholders may exercise the Buyback Right only if Data I/O (or its assignee, as the case may be) has not cured the alleged Curable Event or agreed upon a written plan with the Company and the Existing Shareholders to cure such Curable Event within sixty (60) days after receipt of the Cure Notice (the "Cure Period"); provided, that the Company or the Existing Shareholders, as the case may be, delivers written notice of the failure to cure (the "Buyback Notice") to Data I/O together with payment of the Buyback Price on or prior to the sixtieth
(60th) day after the Cure Period expires. If, after receipt by Data I/O of the Cure Notice but before the receipt by Data I/O of the Buyback Notice, Data I/O receives an offer for a Bona Fide Sale relating to its Ordinary Shares, then the provisions of Section 7 shall apply and control in lieu of Sections 8.5(b) and
(c). If more than one

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.


Buyback Notice is received by Data I/O, Data I/O shall be obligated to sell the Shares only to the first party that delivers to Data I/O a Buyback Notice together with payment of the Buyback Price in accordance with this Section 8.5(c). Data I/O shall not have any liability to any other party with respect to any Buyback Notice received thereafter other than to return any accompanying payment received from such party.


In the case of exercise of the Buyback Right upon the occurrence of a Noncurable Event, the provisions of this Section 8.5(d) shall apply. The Company or the Existing Shareholders, as the case may be, must deliver the Cure Notice to Data I/O prior to the expiration of the Buyback Period (which Cure Notice shall also refer specifically to Sections 8.5(b) and (d) and set forth in reasonable detail the basis giving rise to the Buyback Right) together with payment of the Buyback Price. If more than one Cure Notice with respect to a Noncurable Event is received by Data I/O, Data I/O shall be obligated to sell its Shares only to the first party that delivers to Data I/O a Cure Notice together with payment of the Buyback Price in accordance with this Section 8.5(d). Data I/O shall not have any liability to any other party with respect to any Cure Notice received thereafter other than to return any accompanying payment received from such party.


     8.6 EFFECT OF FAILURE TO EXERCISE RIGHTS. If Data I/O has not exercised the Option prior to expiration of the Option Period, Data I/O shall not be entitled to receive any dividend declared or paid on the Shares with respect to the 2000 fiscal year and any such dividend shall be paid into the Company's reserves. If Data I/O has not exercised the Option prior to expiration of the Option Period and the Existing Shareholders have not exercised the repurchase right prior to expiration of the exercise period described in Section 8.5(a), none of Data I/O or the Existing Shareholders shall be entitled to receive any dividend declared or paid on the shares of the Company's capital stock held by them with respect to the 2000 fiscal year or alternatively, a dividend shall be paid to each Shareholder and Data I/O in their capacity as shareholders in proportion to their respective ownership of the Company's capital stock.


9.   OTHER AGREEMENTS OF THE PARTIES


     9.1 KEY MAN INSURANCE. In addition to any insurance coverage which the Company may maintain or provide regarding the Existing Shareholders, Data I/O shall have the option, in its sole discretion, to purchase and maintain (at Data I/O's expense) term life and disability insurance on the life of either Mr. Bleeker or Mr. van den Eijnden, or both, on which Data I/O is named beneficiary. Each Shareholder hereby covenants and agrees that in such event, he shall fully cooperate with Data I/O in obtaining and maintaining such insurance.


     9.2 VOLUNTARY LIQUIDATION. Data I/O hereby covenants and agrees that for a period of five (5) years after the date of the Option Notice, it shall not officially resolve for a voluntary liquidation of the Company; provided, however, that notwithstanding the foregoing, Data I/O shall have the right to dispose of any or all of the assets of the Company in accordance with the laws of the Netherlands.

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.

10.  INDEMNIFICATION


     10.1 GENERAL INDEMNITY. Each of the Company and the Existing Shareholders jointly and severally agree to indemnify and save harmless Data I/O and its directors, officers, affiliates, successors and assigns from and against any and all losses, liabilities, deficiencies, costs, damages and expenses (including, without limitation, reasonable attorneys' fees, charges and disbursements) incurred by such persons as a result of any inaccuracy in or breach of the representations, warranties or covenants made by the Company or any Shareholder herein or in any of the Related Agreements. Data I/O agrees to indemnify and save harmless the Company and its directors, affiliates, successors and assigns from and against any and all losses, liabilities, deficiencies, costs, damages and expenses (including, without limitation, reasonable attorneys' fees, charges and disbursements) incurred by the Company as a result of any inaccuracy in or breach of the representations, warranties or covenants made by Data I/O herein or in any of the Related Agreements. Notwithstanding anything to the contrary contained herein, in no event shall the indemnification obligations of the Company and the Existing Shareholders exceed the sum of the Purchase Price and, if the Option has been exercised, the Option Price.


     10.2 INDEMNIFICATION PROCEDURE. Any party entitled to indemnification under
Section 10.1 will give written notice to the indemnifying party of any claim with respect to which it seeks indemnification promptly after the discovery by such party of any matters giving rise to a claim for indemnification; provided that the failure of any party entitled to indemnification hereunder to give notice as provided herein shall not relieve the indemnifying party of its obligations under this Section 10, except to the extent that the indemnifying party is actually prejudiced by such failure to give notice. In case any action, proceeding or claim is brought against an indemnified party in respect of which indemnification is sought hereunder, the indemnifying party shall be entitled to participate in and, unless in the reasonable judgment of the indemnified party a conflict of interest between it and the indemnifying party exists in respect of such action, proceeding or claim, to assume the defense thereof, with counsel reasonably satisfactory to the indemnified party. In the event that the indemnifying party advises an indemnified party that it will contest such a claim for indemnification hereunder, or fails, within thirty (30) days of receipt of any indemnification notice to notify, in writing, such person of its election to defend, settle or compromise, at its sole cost and expense, any action, proceeding or claim (or discontinues its defense at any time after it commences such defense), then the indemnified party may, at its option, defend, settle or otherwise compromise or pay such action or claim. In any event, unless and until the indemnifying party elects in writing to assume and does so assume the defense of any such claim, proceeding or action, the indemnified party's costs and expenses arising out of the defense, settlement or compromise of any such action, claim or proceeding shall be losses subject to indemnification hereunder. The indemnified party shall cooperate fully with the indemnifying party in connection with any negotiation or defense of any such action or claim by the indemnifying party and shall furnish to the indemnifying party all information reasonably available to the indemnified party which relates to such action or claim. The indemnifying party shall keep the indemnified party fully apprised at all times as to the status of the defense or any settlement negotiations with respect thereto. If the indemnifying party elects to defend any such action or claim, then the indemnified party shall be entitled to participate in such defense with counsel of its choice at its sole cost and expense. The

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.


indemnifying party shall not be liable for any settlement of any action, claim or proceeding effected without its written consent, provided, however, that the indemnifying party shall not unreasonably withhold, delay or condition its consent. Anything in this Section 10 to the contrary notwithstanding, the indemnifying party shall not, without the indemnified party's prior written consent, settle or compromise any claim or consent to entry of any judgment in respect thereof which imposes any future obligation on the party or which does not include, as an unconditional term thereof, the giving by the claimant or the plaintiff to the indemnified party, a release from all liability in respect of such claim. The indemnification required by this Section 10 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as and when bills are received or expense, loss, damage or liability is incurred. The indemnity agreements contained herein shall be in addition to
(a) any cause of action or similar right of the indemnified party against the indemnifying party or others, and (b) any liabilities the indemnifying party may be subject to pursuant to the law.


     10.3 LIMITATION ON INDEMNIFICATION. Neither the Company nor the Existing Shareholders shall be liable for any claims unless and until the aggregate amount of such claims exceeds NLG 25,000, and then only to the extent of such excess. In addition, neither the Company nor the Existing Shareholders shall be liable for any claims relating to a breach of any representation or warranty contained herein or in any Related Agreement pursuant to this Section 10 unless a written notice under Section 10.2 is given by the indemnified party to the indemnifying party with respect thereto on or before the second anniversary of the Transfer Date.

11.  TERMINATION; EXCLUSIVITY


     11.1 TERMINATION BEFORE TRANSFER DATE. This Agreement may be terminated at any time prior to the Transfer Date:


by mutual written consent of Data I/O and the Existing Shareholders;


by Data I/O, if the Transfer Date shall not have occurred on or before April 10, 1998, or if it is reasonably certain that any condition required of the Company as set forth in Section 4 will not be satisfied by the Transfer Date; or


by the Company, if it is reasonably certain that any conditions required of Data I/O as set forth in Section 4 will not be satisfied by the Transfer Date.


     11.2 AUTOMATIC TERMINATION. After the Transfer Date, this Agreement will automatically terminate if:


the Existing Shareholders, together with [ * ], own 100% of the outstanding capital stock of the Company; or

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.

in 2003, after Data I/O has paid all amounts owed under Section 8.2 (but notwithstanding such automatic termination, any Related Agreement shall continue for its term set forth in such Related Agreement); or


if neither Data I/O nor the Existing Shareholders has exercised the Option or repurchase right contained in Section 8.5(a), respectively, before expiration of the periods for exercise of such Option or repurchase right, as the case may be.


     11.3 EFFECT OF TERMINATION. In the event of termination of this Agreement as provided in Section 11.1 or 11.2, this Agreement shall become void and there shall be no liability or obligation on the part of the Existing Shareholders, Data I/O, or the Company or their respective officers, directors or representatives or shareholders; PROVIDED, that any such termination shall not relieve any party from liability for any breach of this Agreement or any Related Agreement. Upon termination of this Agreement pursuant to Section 11.1, 11.2(a) or 11.2(c), (i) the Existing Shareholders shall have the right to change the Articles of Association in such a way that all shareholder decisions can be made by virtue of a common majority of votes unless applicable law prescribes a supermajority, (ii) Data I/O hereby grants to the Existing Shareholders an irrevocable power of attorney to take such action in order to vote on behalf of Data I/O to adopt the Articles of Association in conformity with this Section
11.3 and (iii) this Section 11.3 shall remain in full force and effect after termination of this Agreement.


     11.4 EXCLUSIVITY. On and after the date hereof and until the earlier to occur of (a) the Transfer Date or (b) termination of this Agreement pursuant to
Section 11.1 without the prior written consent of Data I/O, none of the Company, the Existing Shareholders or their representatives shall, either directly or indirectly, (i) solicit, initiate or encourage the submission of inquiries, proposals or offers from any Person relating to any acquisition of stock or assets, exchange offer, merger, consolidation, business combination, sale of securities, liquidation, dissolution or similar transactions involving the Company, or (ii) grant to any Person any distribution, sale or similar rights with respect to any of the Company's products which would conflict with or otherwise diminish any rights granted to Data I/O under the Distribution Agreement, or (iii) enter into or participate in any discussions or negotiations regarding any of the foregoing, or furnish to any other Person any information with respect to the business, properties or assets of the Company, or (iv) otherwise cooperate in any way with, or assist or participate in, facilitate or encourage, any effort or attempt by any other Person to do or seek any of the foregoing.


12.  MISCELLANEOUS


     12.1 AMENDMENTS, WAIVERS AND CONSENTS. Any provision in the Agreement to the contrary notwithstanding, and except as hereinafter provided, changes in, termination or amendments of or additions to this Agreement may be made, and compliance with any covenant or provision set forth herein may be omitted or waived, with the written consent of the Company and Data I/O. Any waiver or consent may be given subject to satisfaction of conditions stated therein and any waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.


     12.2 PUBLICITY. The parties agree that no public release or announcement concerning this Agreement, any Related Agreement or the transactions contemplated hereby or thereby shall be issued by either party without the prior consent of the other party, such consent

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.


not to be unreasonably withheld, except as such release or announcement may be required by applicable law, rules or regulations.


     12.3 NOTICES. All notices, demands and other communications called for or required by this Agreement shall be in writing and shall be addressed to the parties at their respective addresses stated below or to such other address as a party may subsequently designate by ten (10) days' advance written notice to the other parties. Communications hereunder shall be deemed to have been received
(i) upon delivery in person, (ii) five (5) days after mailing it by U.S. certified mail, return receipt requested and postage prepaid, (iii) the second business day after depositing it with a commercial overnight carrier which provides written verification of delivery or (iv) the day of transmission by telefacsimile if sent before 2:00 p.m. recipient's time provided that a copy of such notice is sent on the same day by U.S. certified mail, return receipt requested and postage prepaid, with an indication that the original was sent by facsimile and the date of its transmittal.

        To:                  Data I/O Corporation
                             Attention: Vice President, Chief Financial Officer 10525 Willows Road Northeast
                             P.O. Box 97046
                             Redmond, Washington  98073-9746
                             Phone:  (425) 881-6444
                             Fax:    (425) 881-2917
                             CC:  General Counsel

        To:                  JTAG Technologies B.V. or the Existing Shareholders
                             Attention: Harry Bleeker/Peter van den Eijnden Boschdijk 50, 5612 AN Eindhoven,
                             The Netherlands
                             Phone:  (011) 31-40-295-0870
                             Fax:    (011) 31-40-246-8471


     12.4 FULL UNDERSTANDING. In executing this Agreement and the Related Agreements, each party fully, completely, and unconditionally acknowledges and agrees that it (a) has had an equal opportunity to participate in drafting this Agreement and the Related Agreements, (b) has consulted with, and had the advice and counsel of a duly licensed and competent attorney and that it has executed this Agreement after independent investigation, voluntarily and without fraud, duress, or undue influence, (c) expressly consents that this Agreement and the Related Agreements be given full force and effect according to each and every of their express terms and provisions and (d) agrees that no ambiguity shall be construed against any party based upon a claim that party drafted the applicable language.


     12.5 ENTIRE AGREEMENT. This Agreement, all exhibits and schedules hereto and the Related Agreements contain all of the terms and conditions agreed upon by the parties relating to the subject matter hereof and supersede and cancel all other prior agreements, negotiations, correspondence, undertakings, communications and understandings of the parties, whether written or oral, respecting that subject matter.

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.

     12.6 MODIFICATION. No waiver or modification of this Agreement or of any provision contained herein shall be valid unless in writing and duly executed by all parties hereto.


     12.7 NO WAIVER. Failure or delay on the part of any party in exercising any rights, power or privileges under this Agreement shall not be deemed a waiver of any exercise of any right, power or privilege.


     12.8 CAPTIONS AND CONSTRUCTION. Captions in this Agreement are for the convenience of the reader and are not to be considered in the interpretation of the terms.


     12.9 SEVERABILITY. In the event any one or more provisions is found to be invalid, the finding shall not affect the validity or enforceability of the other provisions.


     12.10 SURVIVAL. Neither the investigation by a party or the acceptance of delivery of property hereunder shall constitute a waiver of any covenant, representation, warranty, agreement, obligation or undertaking of a party hereunder, and the same shall survive and continue after the date hereof.


     12.11 GOVERNING LAW; ARBITRATION. This Agreement and all Related Agreements (unless otherwise expressly set forth in a Related Agreement) shall be governed by the laws of the Netherlands. Any dispute arising in connection with this Agreement or any agreement resulting herefrom shall be finally settled in accordance with the Rules of the Netherlands Arbitration Institute (Nederlands Arbitrage Institute). The arbitral proceedings and all documents to be delivered to or by the arbitrator shall be in English. The place of arbitration shall be Rotterdam, the Netherlands. The arbitral tribunal shall comprise of one arbitrator. The arbitrator shall decide in accordance with the rules of law. Prior to initiating any proceeding to enforce this Agreement, the respective Chief Executive Officers and/or applicable Vice President, Managing Director or other senior managers of the Company and Data I/O by mutual negotiation shall attempt to come to a reasonable settlement of the dispute, controversy or claim within thirty (30) days from the first notification of the same in writing.


     12.12 EXPENSES. Each of the parties shall each pay their respective expenses, costs and fees (including, without limitation, attorneys' and accountants' fees) incurred in connection with the negotiation, preparation, execution and delivery of this Agreement and the Related Agreements and the consummation of the transactions contemplated hereby.


     12.13 EXECUTION IN COUNTERPARTS. This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement, and shall become a binding agreement when one or more counterparts have been signed by each of the parties and either original or facsimile counterparts have been delivered to the other party.


     12.14 INVALID PROVISIONS. If any one or more of the provisions of this Agreement, or the applicability of any such provision to a specific situation, shall be held invalid or unenforceable, such provision shall be modified to the minimum extent necessary to make it or its application valid and enforceable, and the validity and enforceability of all other provisions of this Agreement and all other applications of any such provision shall not be affected thereby.

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.

     12.15 ATTORNEYS' FEES. If legal proceedings are brought to enforce or interpret any provision of this Agreement, the most prevailing party shall be awarded its reasonable attorneys' fees and costs in addition to any other relief or remedy which may be available.


     12.16 BINDING EFFECT; ASSIGNMENT. This Agreement shall not be assigned or otherwise transferred by the Company or any Existing Shareholder without also assigning the other Related Agreements to which the Company or such Existing Shareholder (as the case may be) is a party and without the prior written consent of Data I/O. This Agreement may be assigned or otherwise transferred by Data I/O without the consent of the other parties hereto (i) in connection with the sale of all or substantially all of the assets of Data I/O or a sale of all or substantially all of Data I/O's assets relating to the programming systems business, (ii) to any entity resulting from a merger, consolidation or other reorganization to which Data I/O is a party or (iii) to any entity in which Data I/O has a controlling interest or which is under common control with Data I/O; provided, that in each case Data I/O (A) concurrently assigns or otherwise transfers the Related Agreements to which it is a party and (B) the assignee or transferee agrees in writing to assume Data I/O's obligations under this Agreement (including, without limitation, Data I/O's obligations under Sections
8.2 and 8.5 regarding the Contingent Option Payments and certain repurchase rights) and such Related Agreements; provided further, that in the case of (iii) only, Data I/O shall remain liable for its obligations hereunder and under the Related Agreements. Subject to the preceding two sentences, this Agreement and each Related Agreement to which it is a party shall be binding upon and inure to the benefit of each of the Company, the Existing Shareholders and Data I/O and their respective heirs, successors and assigns. If Data I/O transfers or assigns more than 50% of the Shares, then this Agreement and the Related Agreements to which Data I/O is a party shall be assigned to such Person in conjunction with the transfer or assignment of such Shares. The assignee or transferee of the obligations hereunder of any party to this Agreement shall assume such obligations and the obligations in any Related Agreement to which such party is a party in writing and shall ensure that any further successor, assignee or transferee will comply with this requirement. Data I/O and the assignee shall notify the Company and the existing shareholder in writing of any such assignment and shall provide the Company and the existing shareholders with a certified copy of or an original of such assignment.


     12.17 GOOD FAITH. All of the parties to this Agreement shall exercise their duties, responsibilities and actions hereunder in good faith.


13.  DEFINITIONS AND ACCOUNTING TERMS


     13.1 DEFINITIONS. As used in this Agreement, the following terms shall have the meaning stated in the Section referenced opposite the term:


        DEFINITION                                               SECTION

        1999 Annual Revenue                                      8.2(c)(i)
        Affiliate                                                6.1
        Agreement                                                Introduction
        Amended Articles of Association                          1.1

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.

        Annual After-Tax Profit                                  8.2(a)
        Annual Revenue                                           8.2(a)
        Balance Sheets                                           2.6
        Bona Fide Sale                                           7.1
        Buyback Notice                                           8.5(c)
        Buyback Period                                           8.5(b)
        Buyback Price                                            8.5(b)
        Buyback Right                                            8.5(b)
        Catch-Up Goals                                           8.2(c)(ii)
        Catch-Up Profit Goal                                     8.2(c)(ii)
        Catch-Up Revenue Goal                                    8.2(c)(ii)
        Company                                                  Introduction
        Confidentiality Agreement                                4.7
        Contingent Option Payments                               8.1(c)
        Contracts                                                2.16
        Curable Event                                            8.5(b)
        Cumulative Catch-Up Profit Goal                          8.2(c)(ii)
        Cure Notice                                              8.5(c)
        Cure Period                                              8.5(c)
        Data I/O                                                 Introduction
        Distribution Agreement                                   4.6
        Employment Agreements                                    4.5
        Existing Shareholders                                    Introduction
        First Refusal Notice                                     7.2
        [ * ]                                                    2.4
        [ * ] Option                                             2.4
        GAAP                                                     2.5
        Initial Option Payment                                   8.1(c)
        Intellectual Properties                                  2.14
        Maximum Contingent Amount                                8.1(c)
        Missed Option Year                                       8.2(c)
        Mr. Bleeker                                              Introduction
        Mr. van den Eijnden                                      Introduction
        Mr. van Maas                                             1.1
        Noncurable Event                                         8.5(b)
        Offering Party                                           7.2
        Option                                                   8.1(a)
        Option Closing                                           8.3
        Option Closing Date                                      8.3
        Option Notice                                            8.1(a)
        Option Period                                            8.1(a)
        Option Price                                             8.1(b)
        Option Shares                                            8.1(a)
        Option Year                                              8.2(a)
        Option Year Amount                                       8.2(a)
        Ordinary Shares                                          1.1
        Per Share Price                                          7.2
        Person                                                   2.17
        Plans                                                    2.10

                                               [ * ] Designates material for
                                               which confidential treatment has
                                               been requested, which material
                                               has been omitted and has been
                                               separately filed with the
                                               Securities and Exchange
                                               Commission.

        Prior Year Substitute Option Year Revenue                8.2(f)(i)
        Profit Payout Percentage                                 8.2(f)(i)
        Pro Rata Profit Payment                                  8.2(b)(ii)
        Pro Rata Revenue Payment                                 8.2(b)(ii)
        Purchase Price                                           1.2(a)
        Quarterly Profit                                         8.2(f)(i)
        Quarterly Revenue                                        8.2(f)(i)
        Receiving Party                                          7.2
        Related Agreements                                       2.2
        Repurchase Period                                        8.5(a)
        Repurchase Price                                         8.5(a)
        Revenue Payout Percentage                                8.2(f)(i)
        Shares                                                   1.2(a)
        Substitute Option Year                                   8.2(f)(i)
        Substitute Option Year Revenue                           8.2(f)(i)
        Surplus Profit                                           8.2(c)(iv)(B)
        Tendered Percentage                                      8.1(b)
        Transfer                                                 1.2(a)
        Transfer Date                                            1.2(b)
        Transfer Shares                                          1.2(a)
        Triggering Sale                                          8.2(f)

     13.2 ACCOUNTING TERMS. All accounting terms not specifically defined herein shall be construed in accordance with GAAP consistently applied, and all financial data submitted pursuant to this Agreement, unless otherwise specified, shall be prepared in accordance with GAAP.

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date and year first above written.



                                    JTAG TECHNOLOGIES B.V.


                                    By://s//Harry Bleeker
                                    Harry Bleeker

                                    Title: Managing Director



                                    By://s//Peter van den Eijnden
                                    Peter van den Eijnden

                                    Title: Managing Director



                                    EXISTING SHAREHOLDERS


                                    //s//Harry Bleeker
                                    Harry Bleeker


                                    /ss/Peter van den Eijnden
                                    Peter van den Eijnden



                                    DATA I/O CORPORATION


                                    By: //s//Joel S.Hatlen
                                    Name:  Joel S. Hatlen
                                    Title: Vice President
                                           Chief Financial Officer

                 OMITTED SCHEDULES AND EXHIBITS FROM EXHIBIT 2.1


The following Schedules and Exhibits have been omitted from Exhibit 2.1 in accordance with Item 601(b) (2) of Regulation S-K. The Registrant will furnish supplementally a copy of any omitted Schedule or Exhibit to the Commission upon request.


SCHEDULE NUMBER      DESCRIPTION

2.1                  Branches, Affiliates and Subsidiaries
2.3                  No Conflict
2.4                  Capitalization
2.5                  Financial Statements
2.6                  Title to Assets
2.7                  Actions Pending
2.8                  Required Consents
2.10                 Employee Benefit Plans
2.11                 No Material Adverse Change
2.14                 Proprietary Rights
2.16                 Material Agreements
2.17                 Transaction with Affiliates
2.18                 Employee Agreements
3.4                  Due Diligence

EXHIBIT NUMBER       DESCRIPTION

1.2(a)               Shareholders Resolution and Agreement
4.4                  Amended Articles of Association
4.5                  Employment Agreements
4.6                  Distribution Agreement
4.7                  Evaluation and Non-Disclosure Agreement
8.2(a)               Examples of Contingent Option Payments under Section 8.2
8.2(c)               Final Calculation of Catch Up Goals Under Section 8.2(c)

                               Exhibit 99.1

[DATA I/O GRAPHIC OMITTED]
10525 Willows Road N.E.
Redmond, WA 98052
Tel: (425) 881-6444
Fax:(425) 881-6856





For further information please contact:

Dave Bullis                                 Joel Hatlen
President & CEO                             VP/Finance
Data I/O Corporation                        Data I/O Corporation
425/881-6444                                425/881-6444
bullisd@data-io.com                         hatlen@data-io.com




        DATA I/O ANNOUNCES SECOND QUARTER FINANCIAL RESULTS, RESTRUCTURE
                    AND SEARCH FOR NEW BUSINESS OPPORTUNITIES

REDMOND, WASH. (JULY 30, 1998) -Data I/O Corporation (NASDAQ: DAIO) today announced revenues from continuing operations for the second quarter of 1998 of $8.8 million compared with $11.4 million for the second quarter of 1997. Revenues from continuing operations for the first half of 1998 were $17.2 million compared with $23.3 million for the same period in 1997.

The loss from continuing operations for the second quarter was ($2.6) million, or ($0.36) per share, compared with income of $2.0 million or $0.29 per share, in the same period of 1997. (The second quarter of 1997 included a gain of $2.3 million from the sale of the Company's headquarters property.) Including discontinued operations, for the second quarter, the Company recorded a net loss of ($2.1) million, or ($0.29) per share, and for the first half of 1998 ($3.6) million, or ($0.51) per share, compared with net income of $1.4 million, or $0.20 per share, and $1.4 million, or $0.20 per share, in the same periods of 1997.

REVENUES

Second quarter revenues were impacted by generally softer demand for the Company's automated programming systems products. Also, as previously announced, the Company has been unable to record revenue on certain of its new ProMaster 970 Automated Fine Pitch Programming System units that were delivered to customers during the second quarter of 1998 and previous quarters. These systems, for which payments of $1.5 million have been received by the Company, have not yet been accepted pending completion of certain configuration options and performance enhancements. The Company continues to work on these issues, but does not expect to recognize revenue on these systems in the third quarter. In addition, the Company recognized revenue and received payment of approximately $900,000 in 1997 on two ProMaster 970 units.

GROSS MARGINS AND OPERATING EXPENSES

Gross margins as a percent of sales decreased to 40% compared with the same quarter of the prior year of 49%, due primarily to the lower sales volume and relatively fixed production expenses. Operating expenses were up $427,000 over the same quarter in the previous year.

STRATEGIC PLANS AND RESTRUCTURING

During the past quarter the Company conducted a strategic planning process designed to assess: (1) the future of the programming equipment market; (2) the strengths and vulnerabilities of its leading industry competitors; and (3) the Company's current product research and development programs.

Data I/O's research indicates the overall market for programming equipment is flat or declining, and the market is fragmented with several suppliers serving small market subsets. Possible exceptions to these trends are the high-end automated programmer market, which appears to continue to grow, and the in-system programming market, which is just beginning to emerge.

As a result of these assessments, continuing delays in completion of new products, the high costs associated with these projects, and price pressures from competitors, the Board of Directors has elected to focus future R&D efforts on the ProMaster 970, in-system programming products and sustaining engineering for the existing products. The company will discontinue R&D on the ProMaster 870 and the application of DataSite technology in the general purpose programmer market.

"We will continue development of the DataSite technology for use with the ProMaster 970," said Data I/O Chief Executive Officer Dave Bullis. "Substantially more R&D investment would be needed to apply these technologies to the broader, general purpose programmer market. In addition, we have determined that the PM 870 product misses the price point required for this market segment."

Data I/O also announced it has started to implement a restructuring that will include a downsizing of its work force by approximately 1/3 by the fourth quarter of 1998, consolidation of its facility, and other steps to reduce operations to a level consistent with the lower sales it is experiencing. "Moving forward with these reductions in our work force was a very difficult decision for the Board of Directors to make," Bullis said. The Company expects to record a charge in the third quarter of 1998 in the range of approximately $2.5 to $3.3 million to reflect the cost of this restructure consisting primarily of severance costs, write-downs of certain assets, and facility consolidation costs. The Company estimates that these steps, when completed, could result in quarterly savings of approximately $2 million by the first quarter of 1999. The Company expects that during each of the quarters and for the year ended December 31, 1998, it will continue to experience year over year declines in revenue and that it will incur losses from operations.

Once day-to-day operating expenses are minimized through staff reductions and reprioritization of R&D efforts, Bullis and the Board intend to focus much of their energy on identifying means to improve the Company's competitive position. "Data I/O's strong cash position enables us to pursue a variety of strategic initiatives," Bullis said. These may include (1) the pursuit of business opportunities in parallel markets; (2) acceleration of efforts to offer in-system programming solutions; (3) acquisitions or arrangements with partners which bring technologies or strategic relationships helpful to Data I/O customers; or (4) business combinations to enhance shareholder value.

FORWARD-LOOKING STATEMENTS

Statements in this news release concerning development, introduction and shipment of new products, expected future expenses, the pursuit of new markets and strategic alternatives, and any other statement that may be construed as a prediction of future performance or events are forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause actual results to differ materially from those expressed or implied by such statements. These factors include the possible inability of the Company to overcome technical challenges in the development of new products, timely development, production release and market acceptance of new products and upgrades to existing products, possible delays or non-deliveries of key components by suppliers, changes in economic conditions and market demand, pricing and other activities by competitors, retention of key personnel, retention of third party sales channels, and other risks including those described from time to time in the Company's filings with the Securities and Exchange Commission (SEC), press releases and other communications.

CORPORATE INFORMATION

Data I/O Corporation, which celebrated its 25th anniversary in 1997, is the world leader in device programming and handling solutions, providing the most comprehensive product offering from design through manufacturing of programmable integrated circuits. It is the first device programming systems supplier to receive ISO 9001 certification. The company, which is publicly traded (NASDAQ:
DAIO), is headquartered in Redmond, Wash., and has sales and service offices worldwide. The company's worldwide web address is HTTP://WWW.DATA-IO.COM.
                                         # # #

                              DATA I/O CORPORATION
                       COMPARATIVE STATEMENTS OF EARNINGS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                    Second Quarter                Six Months Ended
                                            ------------------------------- -----------------------------
                                                                   Percent                       Percent
                                                                    Change                        Change
                                            6/25/98     6/26/97                6/25/98 6/26/97
                                            ------------------------------- -----------------------------

Net sales                                    $8,782     $11,398      -23.0%   $17,208  $23,265     -26.0%
Gross margin                                  3,528       5,596      -37.0%     7,184   11,554     -37.8%
Gross margin as percent of sales               40.2%       49.1%      -8.9%      41.8%    49.7%     -7.9%
Operating expenses:
Research & development                        2,397       1,963       22.1%     4,811    4,035      19.2%
  Selling, general and administrative         3,760       3,767       -0.2%     7,099    7,062       0.5%
                                            -----------------------            ------------------
Operating income                             (2,629)       (134)               (4,726)     457
Non-operating income (expense):
  Interest, net                                 350          80                   787       89
  Foreign currency exchange                      (2)        (29)                   (3)     (14)
    Minority Interest                            15            -                   15        -
  Gain/(loss) on disposition                   (352)      2,347                  (355)   2,347
                                            -----------------------         ------------------
Income/(loss) from continuing operations     (2,618)      2,264                (4,282)   2,879
before taxes

Income tax expense                                7         247                    36      430
                                            -----------------------         ------------------
Income/(loss) from continuing operations     (2,625)      2,017                (4,318)   2,449

Income/(loss) from discontinued operations      527        (639)                  707   (1,023)

                                            =======================         ==================
Net income/(loss)                           ($2,098)     $1,378               ($3,611)  $1,426
                                            =======================         ==================

Diluted earnings per share
  From continuing operations                  $(0.36)       $.29               $(0.61)    $.35
  From discontinued operations                  0.07       (0.09)                0.10    (0.15)

                                            =======================         ==================
  Total diluted earnings per share            $(0.29)      $0.20             $(0.51)   $0.20
                                            =======================         ==================

Diluted weighted average shares outstanding   7,148        7,018              7,128    6,966


                             CONDENSED BALANCE SHEET
                                 (IN THOUSANDS)


                                                             6/25/98   12/25/97
                                                           ---------------------
Cash and cash equivalents                                  $  3,956   $   8,113
Short-term investments                                       22,104     24,855
Accounts receivable, net                                      5,603      5,678
Inventories                                                   8,358      8,158
Current deferred tax asset and other assets                   4,203      5,900
Land, building and equipment                                  3,876      3,389
Long-term deferred tax asset                                    593      1,111
Other long-term assets                                        1,272        532
                                                           =====================
      Total assets                                         $  49,965  $ 57,736
                                                           =====================

Current liabilities, excluding current
    portion of funded debt                                 $  14,186  $  17,478
Total funded debt                                               568      2,000
Other long-term payables                                          -        561
Deferred gain on sale of property                             2,919      3,083
Shareholders' equity                                         32,292     34,614
                                                           =====================
      Total liabilities and shareholders' equity           $  49,965  $  57,736
                                                           =====================
                                     Page 4