Form 10-Q
period 1998-09-24
DATA I/O CORP
filed 1998-11-09
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



    For the quarter ended SEPTEMBER 24, 1998     Commission File No. 0-10394



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



7,186,851 shares of no par value Common Stock outstanding as of November 3, 1998


                                  Page 1 of 19
                            Exhibit Index on Page 19

                              DATA I/O CORPORATION

                                    FORM 10-Q
                    For the Quarter Ended September 24, 1998

                                      INDEX


Part I - Financial Information                                             Page

    Item 1.Financial Statements (unaudited)                                   3

    Item 2.Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          9



Part II - Other Information

    Item 1.Legal Proceedings                                                 17

    Item 2.Changes in Securities                                             17

    Item 3.Defaults Upon Senior Securities                                   17

    Item 4.Submission of Matters to a Vote of Security Holders               17

    Item 5.Other Information                                                 17

    Item 6.Exhibits and Reports on Form 8-K                                  17



Signatures                                                                   18

Exhibit Index                                                                19

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Quarter Ended     Nine Months Ended
---------------------------------------------------------------------------------------
                                                  Sept.    Sept.     Sept.     Sept.
                                                   24,      25        24,       25,
                                                  1998     1997      1998      1997
---------------------------------------------------------------------------------------
(in thousands, except per share data)


Net sales                                         $8,028   $11,762   $25,236   $35,027
Cost of goods sold                                 6,925     5,442    16,948    17,153
                                                 --------  --------  --------  --------
Gross margin                                       1,103     6,320     8,288    17,874

Operating expenses:
   Research and development                        2,022     1,904     6,833     5,939
   Selling, general and administrative             3,526     3,460    10,625    10,522
   Restructure Expenses                            2,039               2,039
                                                 --------  --------  --------  --------
      Total operating expenses                     7,587     5,364    19,497    16,461

                                                 --------  --------  --------  --------
      Operating income (loss)                    (6,484)       956   (11,209)    1,413

Non-operating income (expense):
   Interest income                                   375       240     1,226       438
   Interest expense                                 (14)      (53)      (63)     (164)
   Foreign currency exchange                           2      (13)       (1)      (27)
   Net gain (loss) on dispositions                             (1)     (355)     2,347
                                                 --------  --------  --------  --------
      Total non-operating income                     363       173       807     2,594

   Income (loss) from continuing operations
                                                 --------  --------  --------  --------
      before income taxes                        (6,121)     1,129   (10,402)    4,007

Income tax expense (benefit)                         257     (307)       294       122
                                                 --------  --------  --------  --------
Income (loss) from continuing operations         (6,378)     1,436   (10,696)    3,885

Income (loss) from discontinued operations, net      158     (452)       865   (1,475)
of taxes
                                                 --------  --------  --------  --------

Net income (loss)                                ($6,220)     $984   ($9,831)   $2,410
                                                 ========  ========  ========  ========

Basic earnings (loss) per share:
   From continuing operations                    ($0.89)    $0.21    ($1.50)    $0.56
   From discontinued operations                   $0.02    ($0.07)    $0.12    ($0.21)
                                                 --------  --------  --------  --------
   Total basic earnings (loss) per share         ($0.87)    $0.14    ($1.38)    $0.35
                                                 ========  ========  ========  ========

Diluted earnings (loss) per share:
   From continuing operations                    ($0.89)    $0.20    ($1.50)    $0.55
   From discontinued operations                   $0.02    ($0.06)    $0.12    ($0.21)
                                                 --------  --------  --------  --------
   Total diluted earnings (loss) per share       ($0.87)    $0.14    ($1.38)    $0.34
                                                 ========  ========  ========  ========

Weighted average shares outstanding                7,174     6,945     7,143     6,880
                                                 ========  ========  ========  ========
Weighted average and potential shares              7,174     7,186     7,143     7,039
outstanding                                      ========  ========  ========  ========

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------
                                                       Sept. 24,    Dec. 25,
                                                         1998         1997
------------------------------------------------------------------------------
(in thousands, except share data)                      (unaudited)  (note 1)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                            $5,346       $8,113
   Marketable securities                                20,091       24,855
   Trade accounts receivable, less allowance for
      doubtful accounts of $412 and $394                 4,973        5,678
   Inventories                                           6,513        8,158
   Recoverable income taxes                              1,603
   Deferred income taxes                                 1,199        1,990
   Other current assets                                  1,300        3,910
                                                       ----------   ----------
      TOTAL CURRENT ASSETS                              41,025       52,704

   Property, plant and equipment - net                   2,511        3,389
   Other assets                                          1,113          532
   Deferred income taxes                                   308        1,111
                                                       ----------   ----------
      TOTAL ASSETS                                     $44,957      $57,736
                                                       ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                     $2,351       $3,760
   Accrued compensation                                  3,072        2,958
   Deferred revenue                                      3,649        4,795
   Accrued cost of business restructuring                1,054
   Other accrued liabilities                             4,474        3,117
   Income taxes payable                                    937        2,848
   Notes payable and current maturities of long-term       403        2,000
     debt
                                                       ----------   ----------
      TOTAL CURRENT LIABILITIES                         15,940       19,478

   Long-term other payables                                             561
   Deferred gain on sale of property                     2,835        3,083
                                                       ----------   ----------
      TOTAL LIABILITIES                                 18,775       23,122

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Preferred stock -
      Authorized, 5,000,000 shares, including
         200,000 shares of Series A Junior Participating
      Issued and outstanding, none
   Common stock, at stated value -
      Authorized, 30,000,000 shares
      Issued and outstanding, 7,186,851
         and 7,038,786 shares                           17,093       16,412
   Retained earnings                                     8,514       18,345
   Unrealized loss on marketable securities                            (732)
   Cumulative translation adjustment                       575          589
                                                       ----------   ----------
      TOTAL STOCKHOLDERS' EQUITY                        26,182       34,614
                                                       ----------   ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $44,957      $57,736
                                                       ==========   ==========

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

--------------------------------------------------------------------------------
For the nine months ended:                             September     September
                                                          24,           25,
                                                         1998          1997
--------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
   Income (loss) from continuing operations              ($10,696)   $3,885
   Adjustments to reconcile income (loss) from
     continuing operations to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                       1,544       1,797
      Deferred income taxes                               1,595      (1,205)
      Deferred revenue                                   (1,146)       (221)
      Amortization of deferred gain on sale                (248)       (130)
      Net change in:
         Trade accounts receivable                          694      (1,530)
         Inventories                                      1,645         850
         Recoverable income taxes                        (1,603)        474
         Other current assets                             2,610         (71)
         Restructure reserve                                974        (221)
         Accounts payable and accrued liabilities        (2,337)      2,874
                                                         --------   ------------
   Cash provided by (used in) operating activities of    (6,969)      6,502
     continuing operations
   Cash provided by (used in) operating activities of       865      (1,836)
     discontinued operations                             --------   ------------
   Net cash provided by (used in) operating activities   (6,104)      4,666

INVESTING ACTIVITIES:
   Additions to property, plant and equipment              (326)     (3,936)
   Net proceeds on sale of property                                  13,421
   Investment in other assets                              (979)
   Minority interest                                         73
   Purchases of marketable securities                    (20,321)   (15,776)
   Proceeds from sales of marketable securities           25,816      1,000
                                                         --------   ------------
      Cash provided by (used in) investing activities     4,263      (5,291)

FINANCING ACTIVITIES:
   Additions to (repayment of) notes payable             (1,601)        525
   Sale of common stock                                     259         345
   Proceeds from exercise of stock options                  423         517
   Repurchase of common stock                                            (3)
                                                         --------   ------------
      Cash provided by (used in) financing activities      (919)      1,384

                                                         --------   ------------
Increase (decrease) in cash and cash equivalents         (2,760)        759

Effects of exchange rate changes on cash                     (7)          8
Cash and cash equivalents at beginning of year            8,113       4,048
                                                         --------   ------------
Cash and cash equivalents at end of year                 $5,346      $4,815
                                                         ========   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                                 $60        $124
   Income taxes                                          $2,130        $918

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

The financial statements as of September 24, 1998 and September 25, 1997, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 25, 1997 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended September 24, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 25, 1997. Certain prior period's balances have been reclassified to conform to the presentation used in the current period.

As of December 26, 1997, the Company adopted SFAS 130, Reporting
Comprehensive Income. Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. Statement 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in other comprehensive income. During the third quarter of 1998 and 1997, total comprehensive income (loss), which includes net income (loss) and other comprehensive income, amounted to ($6,222,000) and $996,000, respectively. During the first nine months of 1998 and 1997, total comprehensive income (loss) amounted to ($9,844,000) and $2,393,000, respectively.

In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in 2000. The Company currently uses only foreign currency hedge derivative instruments which, at a given date, are not material. Therefore management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on earnings or the financial condition of the Company.

NOTE 2 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                         Sept. 24,      Dec. 25,
                                           1998           1997
                                        ------------   ------------
            Raw material                  $2,084         $2,965
            Work-in-process                1,703          2,470
            Finished goods                 2,726          2,723
                                        ============   ============
                                          $6,513         $8,158
                                        ============   ============


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                         Sept. 24,      Dec. 25,
                                           1998           1997
                                        ------------   ------------
            Building and improvements    $    15       $     83
            Equipment                     21,679         21,493
                                        ------------   ------------
                                          21,794         21,576
            Less accumulated              19,283         18,187
            depreciation                ============   ============
                                          $2,511        $ 3,389
                                        ============   ============

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


NOTE 5 - PROVISION FOR BUSINESS RESTRUCTURING

During the third quarter 1998 the Company began implementation of its previously announced restructuring plan of approximately $3 million related to the restructure of its operations to a level more in line with the lower sales it is experiencing. With the implementation of this restructuring plan the Company's objective is to reduce its corporate overhead and research and development expenses and to focus its on-going research and development spending in the segments of the market that show the best potential for growth and return on investment for the Company.

The $2.0 million restructuring charge for the third quarter consisted primarily of employee severance costs of approximately $1 million, write-downs of certain fixed assets of approximately $570,000, facility consolidation costs of approximately $330,000, and legal and consulting costs of approximately $100,000. As the Company continues to implement its restructuring plan it will record further restructuring charges in the fourth quarter and in 1999, related primarily to the Company's foreign sales and support subsidiaries, manufacturing changes and remaining workforce reductions.

Related primarily to its restructuring plan the Company recorded inventory reserves during the quarter of approximately $2.3 million on products that will be discontinued as a result of the business restructuring. These reserves are included in cost of goods sold for the third quarter. In addition, the Company incurred operating expenses of approximately $220,000 related to facility consolidation restructuring activities that are not included in the restructuring charge because the spending is deemed to benefit future operations.

NOTE 6 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                              Third Quarter      First Nine Months
                                            ------------------   ------------------
                                             1998      1997        1998      1997
                                            --------  --------   ---------  -------
Numerator for basic and diluted earnings per share:

      Income (loss) from continuing         ($6,378)   $1,436    ($10,696)  $3,885
          operations
      Income (loss) from discontinued           158      (452)        865   (1,475)
          operations
                                            --------  --------   ---------  -------
      Net income (loss)                     ($6,220)     $984     ($9,831)  $2,410
                                            ========  ========   =========  =======
Denominator:
      Denominator  for basic  earnings  per
          share - weighted-average shares     7,174     6,945       7,143    6,880
      Employee stock options (1)                          241                  159
                                            --------  --------   ---------  -------
      Denominator for diluted  earnings per
          share - adjusted weighted-average
          shares and assumed conversions      7,174     7,186       7,143    7,039
                                            ========  ========   =========  =======
Basic earnings (loss) per share
      From continuing operations            ($0.89)    $0.21     ($1.50)     $0.56
      From discontinued operations            0.02     (0.07)      0.12      (0.21)
                                            --------  --------   ---------  -------
      Total basic earnings (loss) per share ($0.87)   ($0.14)    ($1.38)     $0.35
                                            ========  ========   =========  =======
Diluted earnings (loss) per share
      From continuing operations            ($0.89)    $0.20     ($1.50)     $0.55
      From discontinued operations            0.02     (0.06)      0.12      (0.21)
                                            --------  --------   ---------  -------
      Total diluted earnings (loss) per     ($0.87)    $0.14     ($1.38)     $0.34
          share                             ========  ========   =========  =======

(1) Excludes 11,296 and 66,620 employee stock options which were antidilutive as of September 24, 1998, for the third quarter and the nine months ended September 24, 1998, respectively.


NOTE 7 - ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the third quarter and first nine months of 1998 differed from the statutory 34% tax rate primarily due to operating losses for which no tax benefit was recorded. Tax valuation reserves increased by approximately $1,913,000 during the third quarter and $3,125,000 during the first nine months of 1998. As of September 24, 1998 the Company has valuation reserves of $3,289,000 that may increase should the Company continue to incur losses or reverse as the Company records income.

Item 2  Management's Discussion and Analysis of Financial Condition and Results
            of Operations

General


Forward-Looking Statements

Although most of the information contained in this report is historical, certain of the statements contain forward-looking information. To the extent statements in this report involve, without limitation, completion of a proposed acquisition, strengthening of Data I/O's product line, synergies and benefits from the proposed acquisition, development, introduction and shipment of new products, the pursuit of new technologies, markets or strategic alternatives, the Company's expectations for future revenue, expenses, profit, cash flow, balance sheet items, sell-through or backlog, the assessment of the Company's Year 2000 exposure and completion of remediation efforts or any other guidance on future periods, these statements are forward-looking and involve matters which are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Although it is not possible to itemize all the factors and specific events that could affect actual results, relevant risks and uncertainties include the possible inability to close the SMS transactions; a variety of difficulties in the integration of acquired operations and achieving intended economies from combining operations; the challenges of managing operations located in Germany and of manufacturing products which the Company has not previously manufactured; customer acceptance of SMS and other new products; the possible inability of the Company to develop and produce new products within a time frame which will enable the Company to offer a competitive product line; production difficulties or delays due to possible delays or non-deliveries of key components by suppliers or other factors; uncertainty of market acceptance of new products; product introductions, technological innovations and pricing practices of competitors; the effect of global, national and regional economic conditions; the possible inability to retain key personnel; the possible loss of sales channel partners due to new product delays or other factors; changes in operating system platforms of preference; changes in demand; increases in component prices or other costs; inventory risks due to shifts in market demand, product obsolescence or other factors and a number of other risks including those discussed in this report and those identified under the caption "Risk Factors" in Item 1 and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 25, 1997, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. There can be no assurance the Company will not encounter significant technological, supplier, manufacturing or other problems which will cause the introduction or production of its new products to be delayed. All forward-looking statements contained in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required by law.

Recent Developments

On November 4, 1998 the Company announced that it had entered into an agreement in principal to acquire all products and the business of SMS, the largest European-based programmer company. SMS, a privately-held company headquartered in Wangen, Germany, with revenues of approximately $5 million in 1997, specializes in device programmers for engineering and manufacturing. The acquisition is intended to add to Data I/O's product offerings, especially in gang logic programmers and automated handlers where the Company has sought to strengthen its product portfolio. Some of Data I/O's own products, which have experienced declining sales and low margins as they have aged, will be replaced in the Data I/O product line by SMS products.

The Company has signed an agreement with Unmanned Solutions, Inc., a California company, to acquire a license for the technology, manufacturing and worldwide distribution rights to Unmanned Solution's AH 400 robotic handler. The Unmanned Solutions handler is used in the SMS fine pitch automated programming system, and is a high-performance, low-cost handler. These rights were obtained in order to insure availability of the AH 400 in support of future sales of SMS's fine pitch automated programmer.

The closing of the transaction with SMS is subject to execution of definitive agreements with SMS and other closing conditions. Data I/O anticipates that it will use approximately $5 million in cash to finance these acquisitions. The company expects that it will be recording charges in the fourth quarter for in-process R&D relating to the acquisitions and one-time charges relating to the combination of the businesses and discontinuation of overlapping and end of life products.

As part of the Company's previously announced strategic planning process, the Company has been engaged in an assessment of the overall market for device programming systems, the strength of its product portfolio and product development programs and the strengths and vulnerabilities of competitors. This has led to the conclusions that the market for programming systems has become very fragmented and that the overall market may be declining in size. In addition, with the increasing emphasis in the market on low-cost, limited purpose programming solutions, the Company's product portfolio does not appear to be well matched to the future requirements of the market. Also, the gross margins for products in this market have eroded and are expected to continue to erode. As a result of these assessments, continuing delays in development projects, the high costs associated with supporting aging products, declining sales and other factors, the Board of Directors determined to commence a significant restructuring of the Company's operations, discontinue certain products and development projects and investigate means to improve the Company's competitive position. The proposed transactions with SMS and Unmanned Solutions, Inc. are intended to fill gaps in the Company's product lines and provide replacements for certain aging, low-margin products while it works on development of a next-generation programming platform. The Company will continue to look for business relationships or combinations in the programmer market or in parallel markets and other strategic alternatives to enhance shareholder value. Also, the Company is continuing efforts to reverse the decline in sales and to reduce expenses but cannot predict when the Company might return to profitability. There can be no assurance that these efforts will be successful.

In September 1998, the Company announced the hiring of James Rounds as its new Vice President of Engineering. Also in September the Company announced that had obtained a license to the technology and manufacturing rights from AMTI/ESEC Inc. for the CT 3000 handler used in the Company's ProMaster 970(R) Automated Fine Pitch Programming System. This became necessary due to the decision of AMTI/ESEC to discontinue production of the CT 3000 after it has completed a limited number of units currently in production. The steps taken by AMTI/ESEC have caused the Company to incur additional expenses and increased the risks associated with the 970. The Company has been unable to record revenue on most 970 units delivered as these units have not yet been accepted by customers pending completion of configuration requirements and performance enhancements. The Company recognized revenue and received payment of approximately $900,000 in 1997 on two 970s and has received payment of $1.5 million on the other delivered systems. Although progress has been made to meet customer requirements and the Company is hopeful that it will be able to recognize revenue from some of these units in 1998, it is possible that the Company will not be able to achieve customer acceptance on some or all of these units and it may be required to return some or all payments previously made.

In October 1998 the Company announced the resignation of Frances M. Conley as chairman of its board of directors. Conley, who had been a member of the Data I/O board of directors since 1995 and chairman since January 1998, resigned due to the increased demands of her other business commitments. No new chairman is being named at this time.

Business Restructuring. During the third quarter the Company began implementing a $3 million business restructuring plan that included a downsizing of its work force by approximately one-third, consolidation of Company operations in its headquarters facility onto two floors, and other steps to reduce operations to a level more in line with the lower sales it is experiencing. With this restructuring the Company's objective is to reduce its corporate overhead and research and development expenses and to focus its on-going development spending in the segments of the market that show the best potential for growth and return on investment for the Company. Once this restructuring plan is fully implemented and completed through staff reductions and reprioritization of research and development efforts, the Company intends to focus much of its attention on identifying means to improve the Company's competitive position. The restructuring plan implementation is expected to be substantially complete by the first or second quarter of 1999.

As part of the restructuring the Company has focused its research and development efforts for the remainder of 1998 on the ProMaster 970 and on sustaining engineering for the Company's existing products, and has discontinued development of the ProMaster 870 and the application of the DataSite technology in the general purpose programmer market. The Company will continue development of DataSite for use with the ProMaster 970. In manufacturing, the Company will discontinue production of certain of its non-automated programming systems by the fourth quarter 1998 and is reviewing the consolidation of its family of handlers.

Operating expenses for the quarter included a restructuring charge of $2.0 million related to these restructuring activities, consisting primarily of employee severance costs of approximately $1 million, write-downs of certain assets of approximately $570,000, facility consolidation costs of approximately $330,000, and legal and consulting costs of approximately $100,000. As the Company continues to implement its restructuring plan it will record further restructuring charges in the fourth quarter and in 1999, related primarily to the Company's foreign sales and support subsidiaries, manufacturing changes and remaining workforce reductions.

Related primarily to its restructuring plan, the Company recorded inventory reserves during the quarter of approximately $2.3 million on products that will be discontinued as a result of the business restructuring. These reserves are included in cost of goods sold for the third quarter. In addition, the Company incurred operating expenses of approximately $220,000 related to facility consolidation restructuring activities that are not included in the restructuring charge because the spending is deemed to benefit future operations.

Cash payments related to this restructuring plan are estimated to be in the range of $2.5 to $3.2 million during the period from the third quarter 1998 through 1999. Approximately 75% of those cash payments are expected to take place in the third and fourth quarters of 1998, related to employee severance and benefits, previously accrued vacation, facility consolidation costs and consulting fees.


Results of Continuing Operations

For all periods presented in this section, results of operations have been reclassified to reflect the classification of the Company's Semiconductor Equipment and Synario Design Automation Divisions as discontinued operations (see "Discontinued Operations"). Prior quarter's figures have been reclassified for comparability.

Net Sales
(in thousands)

 -------------------------------------------------------------------------------------

                                     Third Quarter             First Nine Months
                              --------------------------------------------------------
 Net Sales                     1998     1997    %Change    1998      1997     % Change

 -------------------------------------------------------------------------------------


 Non-automated                $6,462   $7,550   (14.4%)  $19,974    $22,626    (11.7%)
 programming systems

 Automated programming         1,566    4,212   (62.8%)    5,262     12,401    (57.6%)
 systems
                              --------------------------------------------------------


 Total programming systems    $8,028  $11,762   (31.7%)  $25,236    $35,027    (28.0%)


                                     Third Quarter             First Nine Months
                              --------------------------------------------------------

 Net sales by location           1998     1997  % Change     1998    1997    % Change

 -------------------------------------------------------------------------------------

 United States                  $3,937   $6,246   (37.0%)  $12,365  $17,660    (30.0%)

    % of total                    49.0%    53.1%              49.0%    50.4%

 International                   4,091    5,516   (25.8%)   12,871   17,367    (25.9%)

    % of total                    51.0%    46.9%              51.0%    49.6%

 -------------------------------------------------------------------------------------

Sales and orders decreased for the Company's programming system products in the third quarter of 1998 compared to the third quarter of 1997. Orders in the third quarter of 1998 decreased approximately 49% to $7.2 million, compared with $14.1 million in 1997. The sales decline during the first nine months of 1998 are primarily attributable to automated programming systems, and in particular the inability to record revenue on units of the Company's new ProMaster 970 Fine Pitch Programming System that had been delivered to customers in previous quarters but not yet accepted pending completion of certain configuration requirements and performance enhancements.

Sales are expected to continue to be soft primarily due to increased competition in areas where Data I/O products are nearing the end of their product life cycles. In addition, the decline in non-automated programming system sales reflects the continuing market shift away from the Company's traditional line of higher-priced IC programmers for the engineering market, toward lower-priced programmers. As a result, the Company believes that demand for its programming systems likely will continue to decline in 1998 and is taking steps to restructure its organization to reduce operations to a level more in line with the lower sales it is experiencing. See "Business Restructuring". The Company expects that during the remaining quarter and for the year ended December 31, 1998, it will continue to experience year over year declines in revenue and that it will incur losses from operations.

Gross Margin

                                   Third Quarter            First Nine Months
                              --------------------------------------------------

 (in thousands)                  1998          1997         1998         1997
--------------------------------------------------------------------------------

Gross Margin                    $1,103        $6,320       $8,288      $17,874

Percentage of net sales          13.7%        53.7%         32.8%       51.0%
--------------------------------------------------------------------------------


Gross margin for the third quarter includes a charge of $2.3 million for increased inventory reserves related to products that will be discontinued as a result of the business restructuring (see "Business Restructuring"). In addition, for both the third quarter and the first nine months of 1998 gross margins were negatively impacted due to lower sales volumes. The relatively high fixed component of cost of goods sold causes any shift in total volume to have a significant impact on gross margin. Also contributing to the decline in gross margins for the nine months are high costs associated with the ProMaster 970 customer support.

Research and Development


                                   Third Quarter            First Nine Months
                              --------------------------------------------------

 (in thousands)                  1998          1997         1998         1997
 -------------------------------------------------------------------------------

 Research and development       $2,022        $1,904       $6,833       $5,939

 Percentage of net sales         25.2%        16.2%         27.1%       17.0%
 -------------------------------------------------------------------------------


The increase in research and development spending for both the third quarter and first nine months of 1998 as compared to the same periods in 1997 is primarily due to increased engineering staff and spending for materials used in product development related to the Company's continued high investment in new technology into the third quarter of 1998. However, research and development spending in the third quarter decreased approximately 16% as compared to the second quarter 1998 due to the business restructuring plan which was implemented during the third quarter. As part of the business restructuring the Company has shifted its focus to research and development efforts on the ProMaster 970, and on sustaining engineering for the Company's existing products, and has discontinued development of the ProMaster 870 and the application of the DataSite technology in the general purpose programmer market. The Company expects that this shift in focus and development will result in decreased spending on research and development during the fourth quarter 1998 and in 1999. See "Business Restructuring."

Selling, General and Administrative


                                   Third Quarter            First Nine Months
                              --------------------------------------------------

 (in thousands)                  1998          1997         1998         1997
 -------------------------------------------------------------------------------

 Selling, general &             $3,526        $3,460       $10,625     $10,522
 administrative

 Percentage of net sales         43.9%        29.4%         42.1%       30.0%
 -------------------------------------------------------------------------------


Selling, general and administrative expenditures in the third quarter and first nine months of 1998 were slightly higher as compared with the third quarter and first nine months of 1997. However, expenditures decreased 7% in the third quarter as compared to the second quarter 1998 due to the business restructuring plan which was implemented during the third quarter. The Company expects that selling general and administrative expenditures will be lower in the fourth quarter as a result of the restructure. See "Business Restructuring."

Interest


                                   Third Quarter            First Nine Months
                              --------------------------------------------------

 (in thousands)                  1998          1997         1998         1997
 -------------------------------------------------------------------------------

 Interest income                 $375          $240        $1,226        $438

 Interest expense                ($14)         ($53)         ($63)      ($164)
 -------------------------------------------------------------------------------

The increases in interest income in 1998 periods as compared to the corresponding periods of 1997 are due to an increase in cash, cash equivalents and marketable securities, due primarily to the proceeds received from the Company's land sale and business dispositions during 1997 (see "Discontinued Operations").


Income Taxes


                                   Third Quarter            First Nine Months
                              --------------------------------------------------

 (in thousands)                  1998          1997         1998         1997
 -------------------------------------------------------------------------------

 Income tax expense (benefit)    $257         ($307)        $294         $122

 Effective tax rate             (4.2%)       (27.2%)       (2.8%)        3.0%
 -------------------------------------------------------------------------------


The Company's effective tax rate for the third quarter and first nine months of 1998 differed from the statutory 34% tax rate primarily due to operating losses for which no tax benefit was recorded. Also, the Company recorded an expense for foreign and state income taxes for the quarter of $257,000. Tax valuation reserves increased by approximately $1,913,000 during the third quarter and $3,125,000 during the first nine months of 1998. As of September 24, 1998 the Company has valuation reserves of $3,289,000 that may increase should the Company continue to incur losses or reverse as the Company records income.


Net Income and Earnings Per Share

                                    Third Quarter           First Nine Months
                                ------------------------------------------------
(in thousands, except per          1998        1997         1998         1997
share data)
--------------------------------------------------------------------------------

Income (loss) from continuing    ($6,378)     $1,436      ($10,696)      $3,885
 operations
Percentage of net sales           (79.4%)       12.2%       (42.4%)       11.1%
Basic earnings (loss) per
 share from continuing operations ($0.89)      $0.21        ($1.50)       $0.56
Diluted earnings (loss) per
 share from continuing operations ($0.89)      $0.20        ($1.50)       $0.55
--------------------------------------------------------------------------------


Net income for the third quarter and first nine months of 1998 decreased as compared to the third quarter and first nine months of 1997 due primarily to decreased sales and gross margin in both 1998 periods and the $2.0 million restructure charge and the $2.3 million inventory reserves recorded in the third quarter related primarily to the restructure plan. See "Business Restructuring."

Discontinued Operations

(in thousands)                           Third Quarter       First Nine Months
                                     ---------------------- --------------------
                                       1998       1997        1998      1997
------------------------------------- ------------------------------------------

Net Sales of discontinued operations   $204      $4,932      $1,152   $11,743
                                     ====================== ====================

Income (loss) from operations          $158       ($144)       $865   ($1,525)
before income taxes
Income taxes                                       (312)                   50
                                     ---------------------- --------- ----------
Total income (loss) on discontinued    $158       ($452)       $865   ($1,475)
segments

--------------------------------------------------------------------------------

In November 1997, the Company sold the assets of its Semiconductor Equipment Division, Reel-Tech(TM) Inc., to General Scanning Inc for $15.5 million. Also in November 1997, the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario Design Automation Division to MINC Incorporated. These transactions discontinued the Semiconductor Equipment Division and Synario Design Automation Division operations of the Company. However, the Company is entitled to receive and may realize certain licensing revenues related to its former Synario, ABEL and ECS products through December 31, 1999. Combined operating results of these discontinued divisions are shown in the table above.


Financial Condition

Liquidity and Capital Resources
                                           September                  Dec
(in thousands)                                24,       Change        25,
                                             1998                    1997
------------------------------------------------------------------------------
Working capital                            $25,085     ($8,141)     $33,226
Total debt                                    $403     ($1,597)      $2,000
------------------------------------------------------------------------------

Working capital decreased during the first nine months of 1998 primarily due to cost of restructuring, losses from operations, the early settlement of a long-term pension obligation, spending on property, plant and equipment and a minority interest investment in JTAG Technologies in the second quarter of 1998. Other assets decreased by approximately $2.6 million primarily due to the collection of trade accounts receivable related to the discontinued Reel-Tech and Synario Design Automation Divisions (see "Discontinued Operations").

Accrued liabilities increased in the period primarily due to the restructure reserve, which will be reduced during the fourth quarter as the related expenses are paid. Other accrued expenses and payables decreased due to the payment of income taxes of $2.2 million, payment of a note payable of $1.5 million, payment of an obligation carrying over from the purchase of the now disposed Reel-Tech Division and payment of accrued compensation related to 1997.

As of September 24, 1998, the Company had total debt of $403,000 or approximately 1.5% of its $26.2 million in equity. This is current debt consisting of borrowings on the Company's $1.2 million foreign lines of credit. No borrowings were outstanding under the Company's $8.0 million U.S. line of credit. The U.S. line of credit expires in May 1999. The foreign lines of credit expire in November and August 1999. Historically, these credit lines have been structured as short-term and have been renewed on their maturity dates.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1998 will be approximately $300,000. Such expenditures are currently expected to be funded from internally generated funds or the Company's existing cash and investment balances and, if necessary, borrowings under the Company's existing credit lines. Although the Company expects that such expenditures will be made, it has purchase commitments for only a small portion of this amount.

At September 24, 1998, the Company's material short-term unused sources of working capital consisted of approximately $25 million in cash, cash equivalents and marketable securities, available borrowings of $8.0 million under its U.S. line of credit and available borrowings of approximately $805,000 under its foreign lines of credit. The Company believes these sources and cash flow from operations will be sufficient during 1998 to fund working capital needs, service existing debt, finance planned capital acquisitions and the proposed acquisition of SMS, and finance the Unmanned Solutions AH 400 rights acquisition. During the first three quarters of 1998 the Company consumed cash at a rate slightly less than its loss from operations. During the fourth quarter of 1998, as the restructuring plan continues to be implemented, the Company will have a significant cash outflow due to restructure related expenses and continued operating losses. After the Company's restructuring plan is fully implemented, operating expenses will be reduced. However, there can be no assurance that the Company will be able to reduce expenses and achieve sales sufficient to generate cash from operations. See "Business Restructuring."

In April 1998 the Company signed an agreement for a strategic alliance with JTAG Technologies, a Netherlands-based manufacturer and developer of boundary scan test and programming solutions. Under the terms of the agreement, the Company has purchased a minority interest in JTAG Technologies for approximately $979,000, and will sell in-system programming products under the Data I/O name. The Company does not expect material revenue from the sales of these products during 1998.

Share Repurchase Program

The Company announced on October 27, 1995 a share repurchase program which authorized the Company to repurchase up to 7.5% (approximately 570,000 shares) of its outstanding shares of common stock. On February 21, 1996 and May 13, 1997 the Company announced an extension of the share repurchase program which authorized the Company to repurchase up to an additional 8% (approximately 570,000 shares) and approximately 14.5% (up to 1,000,000 shares) respectively of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions. Purchases may commence or be discontinued at any time. No repurchases have been made under the program during 1998. As of September 24, 1998, the Company had repurchased 1,016,200 shares since October 1995 at a total cost of approximately $7.1 million.


General

Impact of Year 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities or failure of devices with imbedded technology.

The Company has completed an assessment of its data processing systems and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project budget was initially estimated and authorized for approximately $1 million, which included approximately $200,000 for new hardware to be capitalized and approximately $800,000 of costs to be expensed as incurred. The Company has completed the most significant portion of this phase of the Year 2000 project and currently estimates that the cost of this project will be less than the initial budgeted amount. As of September 24, 1998, the Company had incurred and expensed approximately $300,000 related to this project.

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

The Company has also mailed letters to its significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. As of October 1998 the Company had received responses from approximately one-third of such third parties and is currently in the process of analyzing the responses. The Company is also in the process of following up with those vendors and service providers who have not responded that are deemed to be critical suppliers, or who's response was unsatisfactory. This phase of the Year 2000 project is expected to be completed by the second quarter of 1999.

The Company is also in the process of evaluating its internal systems with imbedded technology that are subject to the Year 2000 issue. This evaluation is expected to be completed by December 31, 1999.

The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning by December 31, 1999.


European Monetary Conversion

The Company is aware of issues associated with the forthcoming changes in Europe aimed at forming a European economic and monetary union (the "EMU"). One of the changes resulting from this union will require EMU member states to irrevocably fix their respective currencies to a new currency, the Euro, on January 1, 1999, at which date the Euro will become a functional legal currency of these countries. During the next three years, business in the EMU member states will be conducted in both the existing national currency, such as the franc or deutsche mark, and the Euro. As a result, companies operating in or conducting business in the EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro.

The Company is still assessing the impact the EMU formation will have on both its internal systems and its products sold. The Company plans to take appropriate corrective actions based on the results of such assessment. The costs related to addressing this issue have not been determined, however management believes that this issue and its related costs will not have a material adverse effect on the Company's business, financial condition and operating results.


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

            None


Item 3.     Defaults Upon Senior Securities

            None


Item 4.     Submission of Matters to a Vote of Security Holders

            None


Item 5.     Other Information

            See "Recent Developments" in Item 2 of Part I above.


Item 6.     Exhibits and Reports on Form 8-K    Page

     (a)   Exhibits

            None

     (b)   Reports on Form 8-K

            None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                       DATA I/O CORPORATION
                                                           (REGISTRANT)
DATED:   November 6, 1998



                                                     By://S//Joel S. Hatlen
                                                          Joel S. Hatlen
                                                     Vice President - Finance
                                                      Chief Financial Officer
                                                      Secretary and Treasurer

                                  EXHIBIT INDEX



Exhibit Number                         Title                            Page
                                                                       Number
----------------  -------------------------------------------------  -----------


     None