Form 10-Q/A
period 1998-03-26
DATA I/O CORP
filed 1999-02-16
CIK 351998

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


                                  Page 1 of 17
                            Exhibit Index on Page 17

                              DATA I/O CORPORATION

                                   FORM 10-Q/A
                                (Amendment No. 1)
                      For the Quarter Ended March 26, 1998

                                      INDEX


Part I - Financial Information                                           Page

    Item 1.  Financial Statements (unaudited)                               3

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9



Part II - Other Information

    Item 1.  Legal Proceedings                                             15

    Item 2.  Changes in Securities                                         15

    Item 3.  Defaults Upon Senior Securities                               15

    Item 4.  Submission of Matters to a Vote of Security Holders           15

    Item 5.  Other Information                                             15

    Item 6.  Exhibits and Reports on Form 8-K                              15



Signatures                                                                 16

Exhibit Index                                                              17

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

On December 18, 1998, the Company announced that it would restate its financial results for the first quarter of 1998. At that time, the Company also announced an estimate of the impact of the restatement on previously reported losses for the first quarter of 1998, and that it would file amendments to its 1998 quarterly reports on Form 10-Q to reflect this restatement. This restatement is attributable to recognition of a non-cash expense of approximately $540,000 related to options held by a former CEO of the Company.

At the time of his resignation in January 1998, the former CEO entered into a agreement with the Company which provided, among other things, that the former CEO's stock option awards modified so that the exercise periods of certain of his vested options would be extended to 18 months and the vesting periods of his unvested options would effectively be extended by 18 months. During a review of the Company's stock option plan share status at year end it was determined that such a modification of the former CEO's option awards in January 1998 should have resulted in the recognition of compensation expense in that period in the amount of $540,000, which is the difference between the option exercise prices and the quoted market price for the stock on the date of his resignation (the measurement date).

This filing amends the original filing on Form 10-Q to reflect the Company's financial results for the quarter ended March 26, 1998 as filed on May 8, 1998 (the "Original Report"), and to revise Management's Discussion and Analysis of Financial Condition and Results of Operations in light of the restated results. This amended report is intended to speak as of the time of filing of the Original Report as if the results for the period covered by the Original Report as restated by this report had been known at that time. This report does not update other disclosures in the Original Report to reflect subsequent events. Information concerning subsequent events will be included in the Company's 1998 Annual Report on Form 10-K, which is expected to be filed by March 31, 1999. In addition, it should be noted that in this amended report a disclosure error within footnote five to the financial statements as originally filed has been corrected.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------
                                                                              Mar. 26,        Mar. 27,
For the quarters ended                                                          1998            1997
-------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                         (Restated)


Net sales                                                                       $8,426        $11,867
Cost of goods sold                                                               4,770          5,909
                                                                              ----------      ---------
Gross margin                                                                     3,656          5,958

Operating expenses:
    Research and development                                                     2,414          2,072
    Selling, general and administrative                                          3,879          3,295
                                                                              ----------      ---------
       Total operating expenses                                                  6,293          5,367

                                                                              ----------      ---------
       Operating income (loss)                                                  (2,637)           591

Non-operating income (expense):
    Interest income                                                                470             60
    Interest expense                                                               (33)           (51)
    Foreign currency exchange                                                       (1)            15
    Net gain on dispositions                                                        (3)
                                                                              ----------      ---------
       Total non-operating income (expense)                                        433             24

                                                                              ----------      ---------
    Income (loss) from continuing operations
       before income taxes                                                      (2,204)           615

Income tax expense                                                                  29            183
                                                                              ----------      ---------
    Income (loss) from continuing operations                                    (2,233)           432

Income (loss) from discontinued operations, net of taxes                           180           (384)
                                                                              ----------      ---------

Net income (loss)                                                              ($2,053)           $48
                                                                              ==========      =========

Basic and diluted earnings (loss) per share:
    From continuing operations                                                   ($0.32)         $0.06
    From discontinued operations                                                    .03          (0.05)
                                                                              ----------      ---------
    Total basic and diluted earnings (loss) per share                            ($0.29)         $0.01
                                                                              ==========      =========

Weighted average shares outstanding                                              7,107          6,817
                                                                              ==========      =========
Weighted average and potential shares outstanding                                7,107          6,914
                                                                              ==========      =========

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------
                                                                    Mar. 26,            Dec. 25,
                                                                      1998                1997
--------------------------------------------------------------------------------------------------
(in thousands, except share data)                                   (unaudited)         (note 1)
                                                                    (Restated)
ASSETS
CURRENT ASSETS:

    Cash and cash equivalents                                         $1,850             $8,113
    Marketable securities                                             26,228             24,855
    Trade accounts receivable, less allowance for
       doubtful accounts of $404 and $394                              4,498              5,678
    Inventories                                                        8,330              8,158
    Recoverable income taxes                                             700
    Deferred income taxes                                              1,668              1,990
    Other current assets                                               2,443              3,910
                                                                    ----------         -----------
       TOTAL CURRENT ASSETS                                           45,717             52,704

Property, plant and equipment - net                                    3,935              3,389
Other assets                                                             418                532
Deferred income taxes                                                    731              1,111
                                                                    ----------         -----------
       TOTAL ASSETS                                                  $50,801            $57,736
                                                                    ==========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                  $3,420             $3,760
    Accrued compensation                                               2,837              2,958
    Deferred revenue                                                   4,231              4,795
    Other accrued liabilities                                          2,173              3,117
    Income taxes payable                                                 661              2,848
    Notes payable and current maturities of long-term debt               662              2,000
                                                                    ----------         -----------
       TOTAL CURRENT LIABILITIES                                      13,984             19,478

Long-term other payables                                                                    561
Deferred gain on sale of property                                      3,002              3,083
                                                                    ----------         -----------
       TOTAL LIABILITIES                                              16,986             23,122

COMMITMENTS

STOCKHOLDERS' EQUITY:
    Preferred stock -
       Authorized, 5,000,000 shares, including
          200,000 shares of Series A Junior Participating
       Issued and outstanding, none
    Common stock, at stated value -
       Authorized, 30,000,000 shares
       Issued and outstanding, 7,145,532
          and 7,038,786 shares                                        17,461             16,412
    Retained earnings                                                 16,292             18,345
    Unrealized loss on marketable securities                            (535)              (732)
    Cumulative translation adjustment                                    597                589
                                                                    ----------         -----------
       TOTAL STOCKHOLDERS' EQUITY                                     33,815             34,614
                                                                    ----------         -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     50,801            $57,736
                                                                    ==========         ===========

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------
                                                                              Mar. 26,       Mar. 27,
For the quarters ended                                                          1998           1997
-------------------------------------------------------------------------------------------------------
(in                                                                           (Restated)
thousands)
OPERATING ACTIVITIES:

    Income (loss) from continuing operations                                   ($2,233)         $432
    Adjustments to reconcile income (loss) from continuing
      operations to net cash provided by (used in) operating
      activities:
      Depreciation and amortization                                                519           629
      Deferred income taxes                                                        702           180
      Deferred revenue                                                            (564)          236
      Amortization of deferred gain on sale                                        (81)
      Non-cash stock-based compensation expense                                    540
      Net change in:
         Trade accounts receivable                                               1,182        (1,238)
         Inventories                                                              (172)          595
         Recoverable income taxes                                                 (700)         (123)
         Other current assets                                                    1,464           259
         Business restructure                                                                  (168)
         Accounts payable and accrued liabilities                               (4,152)          130
                                                                              ---------     -----------
    Cash provided by (used in) operating activities of                           (3495)          932
    continuing operations
    Cash provided by (used in) operating activities of                             180           (43)
    discontinued operations
                                                                              ---------     -----------
    Net cash provided by (used in) operating activities                         (3,315)          889

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                    (948)         (338)
    Additions to other assets                                                        3
    Purchases of marketable securities                                          (8,813)
    Proceeds from sales of marketable securities                                 7,637
    Net investing activities of discontinued operations                                          (36)
                                                                              ---------     -----------
      Cash used in investing activities                                         (2,121)         (374)

FINANCING ACTIVITIES:
    Additions to (repayment of) notes payable                                   (1,338)          397
    Sale of common stock                                                           149           178
    Proceeds from exercise of stock options                                        361           103
                                                                              ---------     -----------
      Cash provided by (used in) financing activities                             (828)          678

                                                                              ---------     -----------
Increase (decrease) in cash and cash equivalents                                (6,264)        1,193

Effects of exchange rate changes on cash                                             1             1
Cash and cash equivalents at beginning of year                                   8,113         4,048
                                                                              ---------     -----------
Cash and cash equivalents at end of year                                        $1,850        $5,242
                                                                              =========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                                       $37           $58
    Income taxes                                                                $2,163           $83

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


NOTE 2 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                           Mar.                Dec. 25,
                                         26, 1998                1997
                                       --------------        -------------
     Raw material                         $3,006                $2,965
     Work-in-process                       2,335                 2,470
     Finished goods                        2,989                 2,723
                                       --------------        -------------
                                          $8,330                $8,158
                                       ==============        =============


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                            Mar. 26,              Dec. 25,
                                             1998                  1997
                                         --------------        -------------
       Building and improvements         $      88             $      83
       Equipment                            22,106                21,493
                                         --------------        -------------
                                            22,194                21,576
       Less accumulated depreciation        18,259                18,187
                                         --------------        -------------
                                           $ 3,935               $ 3,389
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


NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                 For the first quarter
                                                                   1998          1997
                                                                -----------   -----------
     Numerator for basic and diluted earnings per share:

          Income from continuing operations                      ($2,233)         $432
          Income    (loss)   from    discontinued                    180          (384)
          operations
                                                                -----------   -----------
          Net income (loss)                                      ($2,053)          $48
                                                                ===========   ===========
     Denominator:
          Denominator   for  basic  earnings  per
          share -
            weighted-average shares                               7,107          6,817
          Employee stock options (1)                                                97
                                                                -----------   -----------
          Denominator  for diluted  earnings  per
          share -
            adjusted weighted-average shares and
            assumed conversions                                   7,107          6,914
                                                                ===========   ===========
     Basic earnings (loss) per share
          From continuing operations                             ($0.32)        $0.06
          From discontinued operations                             0.03         (0.05)
                                                                -----------   -----------
          Total basic earnings per share                         ($0.29)        $0.01
                                                                ===========   ===========
     Diluted earnings (loss) per share
          From continuing operations                             ($0.32)        $0.06
          From discontinued operations                             0.03         (0.05)
                                                                -----------   -----------
          Total diluted earnings per share                       ($0.29)        $0.01
                                                                ===========   ===========

(1) Excludes 129,428 employee stock options which were antidilutive in the first quarter of 1998.


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

Net Sales
(in thousands)


                                                                    First Quarter
                                                         -------------------------------------


 Net sales                                                  1998       1997       % Change
 ---------------------------------------------------------------------------------------------

 Non-automated programming systems                          $6,909     $7,950     (13.1%)

 Automated programming systems                               1,517      3,917     (61.3%)
                                                         -------------------------------------

 Total programming systems                                  $8,426    $11,867     (29.0%)


                                                                    First Quarter
                                                         -------------------------------------

 Net sales by location                                       1998      1997        % Change
 ---------------------------------------------------------------------------------------------

 United States                                              $3,997     $5,667     (29.5%)

    % of total                                                47.4%      47.8%

 International                                              $4,429     $6,200     (28.6%)

    % of total                                                52.6%      52.2%

 ----------------------------------------------------------------------------------------------


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


Gross Margin


 (in thousands)                  First                              First
                             Quarter 1998         Change         Quarter 1997
-------------------------------------------------------------------------------

Gross Margin                    $3,656           (38.6%)            $5,958

Percentage of net sales          43.4%                              50.2%
-------------------------------------------------------------------------------


Gross margin for the first quarter of 1998 decreased compared to the first quarter of 1997 due primarily to the lower sales volume during the first quarter 1998. The relatively high fixed component of cost of goods sold causes any shift in total volume to have a significant impact on gross margin.


Research and Development


 (in thousands)                    First                              First
                               Quarter 1998         Change           Quarter
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

Selling, General and Administrative


 (in thousands)                           First                        First
                                      Quarter 1998      Change        Quarter
                                                                       1997
 -------------------------------------------------------------------------------

 Selling, general & administrative       $3,879         17.7%         $3,295

 Percentage of net sales                  46.0%                        27.8%
 -------------------------------------------------------------------------------


The increase in selling, general and administrative expenditures in the first quarter of 1998 as compared with the first quarter of 1997 is due primarily to a charge in the amount of $540,000 related to the modification of stock options of a former CEO of the Company, additional spending in marketing related to new products and promotions, and to expenses related to the search for a new Chief Executive Officer. This additional spending was partially offset by lower sales commissions due to the lower sales volume during the quarter.


Interest


 (in thousands)                   First                              First
                              Quarter 1998         Change           Quarter
                                                                     1997
 ------------------------------------------------------------------------------

 Interest income                  $470             683.3%             $60

 Interest expense                  $33             (35.3%)            $51
 ------------------------------------------------------------------------------


The increase in interest income for the first quarter of 1998 as compared to the first quarter of 1997 is due to the increase in cash, cash equivalents and marketable securities, due primarily to the proceeds received from the Company's land sale and business dispositions during 1997 (see "Discontinued Operations").


Income Taxes


 (in thousands)               First                             First
                          Quarter 1998                       Quarter 1997
 --------------------------------------------------------------------------

 Income tax expense            $29                               $183

 Effective tax rate           (1.7%)                             29.8%
 --------------------------------------------------------------------------


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

Net Income and Earnings Per Share

(in thousands, except per share data)          First                    First
                                              Quarter                  Quarter
                                               1998                     1997
--------------------------------------------------------------------------------

Income (loss) from continuing                ($2,233)                   $432
operations
Percentage of net sales                       (26.5%)                   3.6%
Basic and diluted earnings (loss) per
share
     from continuing operations               ($0.32)                   $0.06
--------------------------------------------------------------------------------


Net income for the first quarter of 1998 decreased as compared to the first quarter of 1997 due primarily to decreased sales and gross margin, and to a lesser extent due to increases in research and development and general and administrative expenses, offset partially by an increase in non-operating income.


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

                                                        For the first quarter
                                                        ----------------------
  (in thousands)                                          1998         1997
                                                        ---------     --------
  Net Sales                                                $391       $3,208
                                                        =========     ========
  Income  (loss) from  operations  before income           $180        ($535)
  taxes
  Income taxes                                                           151
                                                        ---------     --------
  Total income (loss) on discontinued segments             $180        ($384)
                                                        =========     ========


Financial Condition

Liquidity and Capital Resources
                                   March                               Dec
(in thousands)                      26,             Change             25,
                                   1998                               1997
----------------------------- ----------------- ---------------- ---------------
Working capital                   $31,733          ($1,493)          $33,226
Total debt                           $662          ($1,338)           $2,000
----------------------------- ----------------- ---------------- ---------------

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



                                            DATA I/O CORPORATION
                                                (REGISTRANT)
DATED:   February 10, 1999



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


                 None