Form 10-Q/A
period 1998-06-25
DATA I/O CORP
filed 1999-02-16
CIK 351998

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


                                  Page 1 of 56
                            Exhibit Index on Page 17

                              DATA I/O CORPORATION

                                   FORM 10-Q/A
                                (Amendment No. 1)
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

At the time of his resignation in January 1998, the former CEO entered into a agreement with the Company which provided, among other things, that the former CEO's stock option awards were modified so that the exercise periods of certain of his vested options would be extended to 18 months and the vesting periods of his unvested options would effectively be extended by 18 months. During a review of the Company's stock option plan share status at year end it was determined that such a modification of the former CEO's option awards in January 1998 should have resulted in the recognition of compensation expense in that period in the amount of $540,000, which is the difference between the option exercise prices and the quoted market price for the stock on the date of his resignation (the measurement date).

This filing amends the original filing on Form 10-Q to reflect the Company's financial results for the quarter ended June 25, 1998 as filed on August 10, 1998 (the "Original Report"), and to revise Management's Discussion and Analysis of Financial Condition and Results of Operations in light of the restated results. This amended report is intended to speak as of the time of filing of the Original Report as if the results for the period covered by the Original Report as restated by this report had been known at that time. This report does not update other disclosures in the Original Report to reflect subsequent events. Information concerning subsequent events will be included in the Company's 1998 Annual Report on Form 10-K, which is expected to be filed by March 31, 1999. In addition, it should be noted that in this amended report a disclosure error within footnote five to the financial statements as originally filed has been corrected.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Quarters Ended         Six Months Ended
----------------------------------------------------------- --------------------    --------------------
                                                            Jun.        Jun.        Jun.       Jun. 26,
                                                              25,         26,         25,
                                                             1998        1997        1998        1997
----------------------------------------------------------- -------- -- --------    -------- - ---------
(in thousands, except per share data)                                               (Restated)


Net sales                                                    $8,782     $11,398     $17,208    $23,265
Cost of goods sold                                            5,254       5,802      10,024     11,711
                                                            --------    --------    --------   ---------
Gross margin                                                  3,528       5,596       7,184     11,554

Operating expenses:
    Research and development                                  2,397       1,963       4,811      4,035
    Selling, general and administrative                       3,760       3,767       7,639      7,061
                                                            --------    --------    --------   ---------
        Total operating expenses                              6,157       5,730      12,450     11,096

                                                            --------    --------    --------   ---------
        Operating income (loss)                              (2,629)       (134)     (5,266)       458

Non-operating income (expense):
    Interest income                                             382         138         851        198
    Interest expense                                            (17)        (58)        (49)      (109)
    Foreign currency exchange                                    (2)        (29)         (3)       (14)
    Net gain (loss) on dispositions                            (352)      2,347        (355)     2,347
                                                            --------    --------    --------   ---------
        Total non-operating income                               11       2,398         444      2,422

    Income (loss) from continuing operations
                                                            --------    --------    --------   ---------
        before income taxes                                  (2,618)      2,264      (4,822)     2,880

Income tax expense                                                7         247          36        430
                                                            --------    --------    --------   ---------
Income (loss) from continuing operations                     (2,625)      2,017      (4,858)     2,450

Income (loss) from discontinued operations, net of taxes        527        (639)        707     (1,023)
                                                            --------    --------    --------   ---------

Net income (loss)                                           ($2,098)     $1,378      (4,151)     1,427
                                                            ========    ========    ========   =========

Basic and diluted earnings (loss) per share:
    From continuing operations                               ($0.36)      $0.29      ($0.68)     $0.35
    From discontinued operations                               0.07       (0.09)       0.10      (0.15)
                                                            --------    --------    --------   ---------
    Total basic and diluted earnings (loss) per share        ($0.29)      $0.20      ($0.58)      0.20
                                                            ========    ========    ========   =========

Weighted average shares outstanding                           7,148       6,877       7,128      6,847
                                                            ========    ========    ========   =========
Weighted average and potential shares outstanding             7,148       7,018       7,128      6,966
                                                            ========    ========    ========   =========

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------ -----------            -----------
                                                                    Jun. 25,               Dec. 25,
                                                                      1998                   1997
------------------------------------------------------------------ -----------            -----------
(in thousands, except share data)                                  (unaudited)             (note 1)
                                                                   (Restated)
ASSETS
CURRENT ASSETS:

    Cash and cash equivalents                                        $3,956                 $8,113
    Marketable securities                                            22,104                 24,855
    Trade accounts receivable, less allowance for
        doubtful accounts of $391 and $394                            5,603                  5,678
    Inventories                                                       8,358                  8,158
    Recoverable income taxes                                          1,093
    Deferred income taxes                                             1,423                  1,990
    Other current assets                                              1,687                  3,910
                                                                   -----------            -----------
        TOTAL CURRENT ASSETS                                         44,224                 52,704

    Property, plant and equipment - net                               3,876                  3,389
    Other assets                                                      1,272                    532
    Deferred income taxes                                               593                  1,111
                                                                   -----------            -----------
        TOTAL ASSETS                                                $49,965                $57,736
                                                                   ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                 $2,471                 $3,760
    Accrued compensation                                              2,676                  2,958
    Deferred revenue                                                  3,964                  4,795
    Other accrued liabilities                                         4,436                  3,117
    Income taxes payable                                                639                  2,848
    Notes payable and current maturities of long-term debt              568                  2,000
                                                                   -----------            -----------
        TOTAL CURRENT LIABILITIES                                    14,754                 19,478

    Long-term other payables                                                                   561
    Deferred gain on sale of property                                 2,919                  3,083
                                                                   -----------            -----------
        TOTAL LIABILITIES                                            17,673                 23,122

COMMITMENTS

STOCKHOLDERS' EQUITY:
    Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none
    Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,148,657
           and 7,038,786 shares                                     17,521                  16,412
    Retained earnings                                               14,194                  18,345
    Unrealized loss on marketable securities                                                  (732)
    Cumulative translation adjustment                                  577                     589
                                                                   -----------            -----------
        TOTAL STOCKHOLDERS' EQUITY                                  32,292                  34,614
                                                                   -----------            -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  49,965                 $57,736
                                                                   ===========            ===========

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

-------------------------------------------------------------------- -------------        ------------
For the six months ended:                                              June 25,            June 26,
                                                                         1998                1997
-------------------------------------------------------------------- -------------        ------------
(in thousands)                                                        (Restated)
OPERATING ACTIVITIES:

    Income (loss) from continuing operations                          ($4,858)              $2,450
    Adjustments to reconcile income (loss) from continuing
      operations to net cash provided by (used in) operating
activities:
        Depreciation and amortization                                   1,045                1,234
        Deferred income taxes                                           1,085                 (813)
        Deferred revenue                                                 (831)                (118)
        Amortization of deferred gain on sale                            (164)                 (48)
        Non-cash stock-based compensation expense                         540
        Net change in:
           Trade accounts receivable                                     (598)                (163)
           Inventories                                                   (200)               1,686
           Recoverable income taxes                                    (1,093)                (123)
           Other current assets                                         2,223                  176
           Business restructure                                                               (204)
           Accounts payable and accrued liabilities                    (2,365)               2,168
                                                                     -------------        ------------
    Cash provided by (used in) operating activities of continuing      (5,216)               6,245
operations
    Cash provided by (used in) operating activities of                    707               (1,002)
discontinued operations
                                                                     -------------        ------------
    Net cash provided by (used in) operating activities                (4,509)               5,243

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                         (1,264)              (3,593)
    Net proceeds on sale of property                                                        13,421
    Additions to other assets                                            (994)
    Purchases of marketable securities                                (13,882)             (15,553)
    Proceeds from sales of marketable securities                       17,366
                                                                     -------------        ------------
        Cash used in investing activities                               1,226               (5,725)

FINANCING ACTIVITIES:
    Additions to (repayment of) notes payable                          (1,436)                 530
    Sale of common stock                                                  148                  179
    Proceeds from exercise of stock options                               421                  390
    Repurchased of common stock                                                                 (3)
                                                                     -------------        ------------
        Cash provided by (used in) financing activities                  (867)               1,096

                                                                     -------------        ------------
Increase (decrease) in cash and cash equivalents                       (4,150)                 614

Effects of exchange rate changes on cash                                   (7)                   2
Cash and cash equivalents at beginning of year                          8,113                4,048
                                                                     -------------        ------------
Cash and cash equivalents at end of year                               $3,956               $4,664
                                                                     =============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                              $49                  $92
    Income taxes                                                       $2,207                 $143

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


NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                        Second Quarter          First Six Months
                                                     ----------------------   ----------------------

                                                       1998         1997        1998         1997

                                                     ---------    ---------   ---------    ---------
Numerator for basic and diluted earnings per share:
        Income from continuing operations             ($2,625)      $2,017     ($4,858)      $2,449
        Income (loss) from discontinued operations        527         (639)        707       (1,023)
                                                     ---------    ---------   ---------    ---------
        Net income (loss)                             ($2,098)      $1,378     ($4,151)      $1,426
                                                     =========    =========   =========    =========
Denominator:
        Denominator for basic earnings per share -
               weighted-average shares                  7,148        6,877       7,128        6,847
        Employee stock options (1)                                     141                      119
                                                     ---------    ---------   ---------    ---------
        Denominator for diluted  earnings per share
-
               adjusted weighted-average shares and
               assumed conversions                      7,148        7,018       7,128        6,966
                                                     =========    =========   =========    =========
Basic earnings (loss) per share
        From continuing operations                     $(0.36)       $0.29      $(0.68)       $0.35
        From discontinued operations                     0.07        (0.09)       0.10        (0.15)
                                                     ---------    ---------   ---------    ---------
        Total basic earnings per share                 $(0.29)       $0.20      $(0.58)       $0.20
                                                     =========    =========   =========    =========
Diluted earnings (loss) per share
        From continuing operations                     $(0.36)       $0.29      $(0.68)       $0.35
        From discontinued operations                     0.07        (0.09)       0.10        (0.15)
                                                     ---------    ---------   ---------    ---------
        Total diluted earnings per share               $(0.29)       $0.20      $(0.58)       $0.20
                                                     =========    =========   =========    =========

(1) Excludes 64,062 and 96,927 employee stock options which were antidilutive for the second quarter and the six months ended June 26, 1998, respectfully.


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

Net Sales
(in thousands)
 ------------------------------------------------------------------------------------------------------


                                             Second Quarter                  First Six Months
                                    -------------------------------------------------------------------


 Net sales                            1998       1997    % Change       1998       1997       % Change
 ------------------------------------------------------------------------------------------------------

 Non-automated programming             $6,603    $7,126      (7.3%)    $13,512    $15,076     (10.4%)
 systems

 Automated programming systems          2,179     4,272     (49.0%)      3,696      8,189     (54.9%)
                                    --------------------------------- ----------------------------------

 Total programming systems             $8,782   $11,398     (23.0%)    $17,208    $23,265     (26.0%)


                                             Second Quarter                  First Six Months
                                    -------------------------------------------------------------------

 Net sales by location                  1998      1997   % Change        1998      1997       % Change
 ------------------------------------------------------------------------------------------------------

 United States                         $4,430    $5,747     (22.9%)     $8,428    $11,415     (26.2%)

    % of total                           50.4%     50.4%                  49.0%      49.1%

 International                          4,352     5,651     (23.0%)     $8,780    $11,850     (25.9%)

    % of total                           49.6%     49.6%                  51.0%      50.9%

 ------------------------------------------------------------------------------------------------------


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

Gross Margin

                                           Second Quarter                 First Six Months
                                    -------------------------------------------------------------


 (in thousands)                         1998            1997             1998           1997
-------------------------------------------------------------------------------------------------

Gross Margin                           $3,528          $5,596           $7,184        $11,554

Percentage of net sales                 40.2%           49.1%           41.8%          49.7%
-------------------------------------------------------------------------------------------------


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


Research and Development

                                           Second Quarter                 First Six Months
                                        ---------------------------------------------------------


 (in thousands)                         1998            1997             1998           1997
 ------------------------------------------------------------------------------------------------

 Research and development              $2,397          $1,963           $4,811         $4,035

 Percentage of net sales                27.3%           17.2%           28.0%          17.3%
 ------------------------------------------------------------------------------------------------


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


Selling, General and Administrative

                                           Second Quarter                 First Six Months
                                        -------------------------------------------------------------


 (in thousands)                         1998            1997             1998           1997
 ------------------------------------------------------------------------------------------------

 Selling, general & administrative     $3,760          $3,767           $7,639         $7,061

 Percentage of net sales                42.8%           33.0%           44.4%          30.4%
 ------------------------------------------------------------------------------------------------


Selling, general and administrative expenditures in the second quarter were flat as compared with the second quarter of 1997 but were higher as compared with the first six months of 1997 due primarily to a charge in the amount of $540,000 related to the modification of stock options of a former CEO of the Company. The Company expects that, as a result of the business restructuring which was started in the third quarter, selling general and administrative expenditures will be lower in the fourth quarter. See "Business Restructuring."

Interest


                             Second Quarter               First Six Months
                       ---------------------------------------------------------

 (in thousands)            1998        1997             1998           1997
 -------------------------------------------------------------------------------

 Interest income           $382        $138             $851           $198

 Interest expense           $17         $58             $49            $109
 -------------------------------------------------------------------------------

The increase in interest income for the second quarter of 1998 as compared to the second quarter of 1997 is due to an increase in cash, cash equivalents and marketable securities, due primarily to the proceeds received from the Company's land sale and business dispositions during 1997 (see "Discontinued Operations").


Income Taxes


                              Second Quarter            First Six Months
                         ----------------------------------------------------

 (in thousands)              1998       1997             1998       1997
 ----------------------------------------------------------------------------

 Income tax expense           $7        $247             $36        $430

 Effective tax rate         (0.3%)      10.9%           (0.8%)     14.9%
 ----------------------------------------------------------------------------


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


Net Income and Earnings Per Share

                                           Second Quarter          First Six Months
                                       -------------------------------------------------

(in thousands, except per share data)     1998       1997            1998      1997
----------------------------------------------------------------------------------------

Income (loss) from continuing           ($2,625)   $2,017        ($4,858)     $2,450
operations
Percentage of net sales                  (29.9%)     17.7%         (28.2%)      10.5%
Basic and diluted earnings (loss) per
share from continuing operations        ($0.36)     $0.29         ($0.68)      $0.35
----------------------------------------------------------------------------------------


Net income for the second quarter of 1998 decreased as compared to the second quarter of 1997 due primarily to decreased sales and gross margin, the gain recognized on the sale and leaseback of the corporate headquarters property in the second quarter of 1997, and to a lesser extent due to increases in research and development and general and administrative expenses.

Discontinued Operations

(in thousands)                                   Second Quarter            First Six Months
                                            -------------------------- --------------------------

                                                1998         1997         1998         1997
-------------------------------------------------------------------------------------------------

Net Sales of discontinued operations            $557        $3,603        $948        $6,811
                                            ========================== ==========================

Income (loss) from operations before            $527        ($846)        $707       ($1,381)
  income taxes
Income taxes                                                 207                         358
                                            -------------------------- ------------ --------------

Total income (loss) on discontinued             $527        ($639)        $707       ($1,023)
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


Financial Condition

Liquidity and Capital Resources
                                       June                         Dec
(in thousands)                         25,          Change          25,
                                       1998                         1997
---------------------------------- ------------- -------------- -------------
Working capital                       $29,470      ($3,756)       $33,226
Total debt                             $568        ($1,432)        $2,000
---------------------------------- ------------- -------------- -------------

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

       (a) Election of a Board of Directors consisting of the following four(4) directors:

                      Name          Votes For      Votes Withheld

               Keith L. Barnes      5,140,209      587,644
               Frances M. Conley    5,143,116      584,737
               Paul A. Gary         5,139,173      588,680
               Edward D. Lazowska   5,138,274      589,579

       (b) Approval of an amendment to the Company's 1986 Employee Stock Option Plan whereby the number of shares of the Company's Common Stock reserved for issuance under the Plan was increased by 300,000 shares. Votes cast were 4,303,482 For, 1,355,164 Against, 69,207 Abstain and no Broker Non-votes.


Item 5. Other Information

           On July 30, 1998, the Company issued a press release regarding second quarter 1998 financial results, a business restructuring and a search for new business opportunities, which is filed as
           Exhibit 99.1 attached.


Item 6. Exhibits and Reports on Form 8-K Page

       (a) Exhibits

           2.1  Shareholders Agreement dated April  15, 1998 among JTAG       17
                Technologies B.V., Data I/O Corporation, Harry Bleeker and Peter Van Den Eijnden

           99.1 Press release dated July 30, 1998, regarding second           53
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



                                                DATA I/O CORPORATION
                                                    (REGISTRANT)
DATED:   February 10, 1999



                                              By://S//Joel S. Hatlen
                                              ----------------------
                                                   Joel S. Hatlen
                                              Vice President - Finance
                                              Chief Financial Officer
                                              Secretary and Treasurer

                                  EXHIBIT INDEX



Exhibit Number                               Title                   Page Number


       2.1  Shareholders Agreement dated April  15, 1998  among JTAG       17
            Technologies B.V., Data I/O Corporation, Harry Bleeker and Peter Van Den Eijnden

       99.1 Press release dated July 30, 1998, regarding second quarter    53
            1998 financial results, a restructure and a search for new business opportunities.

                            10Q Q197 (10Q98-Q2A.doc)


                                   Exhibit 2.1










                             SHAREHOLDERS AGREEMENT

                              dated April 15, 1998

                                      among

                             JTAG TECHNOLOGIES B.V.,

                              DATA I/O CORPORATION,

                                  HARRY BLEEKER

                                       and

                              PETER VAN DEN EIJNDEN

                          ( * ) Designates material for
                        which confidential treatment has
                         been requested, which material
                          has been omitted and has been
                            separately filed with the
                             Securities and Exchange
                                   Commission.


                                       32
                            10Q Q197 (10Q98-Q2A.doc)


                                TABLE OF CONTENTS


1.    PURCHASE, SALE AND TERMS OF SHARES....................................  1
      1.1   The Shares......................................................  1
            ----------
      1.2   Purchase Price and Transfer.....................................  1
            ---------------------------

2.    REPRESENTATIONS AND WARRANTIES OF THE COMPANY AND
          EXISTING SHAREHOLDERS.............................................  2
      2.1   Corporate Existence and Power...................................  2
            -----------------------------
      2.2   Authority.......................................................  2
            ---------
      2.3   No Conflict.....................................................  2
            -----------
      2.4   Capitalization..................................................  3
            --------------
      2.5   Financial Statements............................................  3
            --------------------
      2.6   Title to Assets.................................................  4
            ---------------
      2.7   Actions Pending.................................................  4
            ---------------
      2.8   Required Consents...............................................  4
            -----------------
      2.9   Taxes and Social Security Obligations...........................  4
            -------------------------------------
      2.10  Employee Plans..................................................  4
            --------------
      2.11  No Material Adverse Change......................................  4
            --------------------------
      2.12  Brokerage Fees..................................................  5
            --------------
      2.13  Disclosure......................................................  5
            ----------
      2.14  Proprietary Rights..............................................  5
            ------------------
      2.15  Licenses........................................................  5
            --------
      2.16  Material Agreements.............................................  5
            -------------------
      2.17  Transactions with Affiliates....................................  6
            ----------------------------
      2.18  Employees.......................................................  6
            ---------

3.    REPRESENTATIONS AND WARRANTIES OF DATA I/O............................  6
      3.1   Organization and Standing of Data I/O...........................  6
            -------------------------------------
      3.2   Authority.......................................................  6
            ---------
      3.3   Financing.......................................................  6
            ---------
      3.4   Due Diligence.................................................... 7
            -------------
      3.5   [ * ] Option....................................................  7
                  ------
      3.6   No Other Representations or Warranties..........................  7
            --------------------------------------

4.    CONDITIONS PRECEDENT TO AGREEMENT.....................................  7
      4.1   Representations and Warranties Accurate as of
                Transfer Date...............................................  7
            ---------------------------------------------
      4.2   Consents and Approvals..........................................  7
            ----------------------
      4.3   Company Status..................................................  7
            --------------
      4.4   Amended Articles of Association.................................  8
            -------------------------------
      4.5   Employment Agreements...........................................  8
            ---------------------
      4.6   Distribution Agreement..........................................  8
            ----------------------
      4.7   Confidentiality and Invention Assignment Agreements.............  8
            ---------------------------------------------------
      4.8   Compliance with Agreement and Related Agreements................  8
            ------------------------------------------------
      4.9   Proceedings Satisfactory........................................  8
            ------------------------
      4.10  Corporate Documents.............................................  8
            -------------------
      4.11  Approval of Board...............................................  8
            -----------------

5.    AFFIRMATIVE COVENANTS.................................................  9
      5.1   Corporate Existence.............................................  9
            -------------------
      5.2   Properties, Business and Insurance..............................  9
            ----------------------------------
      5.3   Compliance with Laws............................................  9
            --------------------
      5.4   Employee Confidentiality and Invention Assignment
               Agreements...................................................  9
            ---------------------------------------------------------
      5.5   Keeping of Records and Books of Account.........................  9
            ---------------------------------------
      5.6   Reporting Requirements..........................................  9
            ----------------------
      5.7   Significant Transactions and Events............................  10
            -----------------------------------
      5.8   Further Assurances.............................................  10
            ------------------

6.    NEGATIVE COVENANTS...................................................  10
      6.1   Dealings with Affiliates.......................................  11
            ------------------------
      6.2   Compensation...................................................  11
            ------------
      6.3   Stock Options..................................................  11
            -------------
      6.4   Dividends......................................................  11
            ---------
      6.5   Transfers of Intellectual Properties...........................  11
            ------------------------------------
      6.6   [ * ] Option...................................................  11
                  ------

7.    RIGHT OF FIRST REFUSAL...............................................  11
      7.1   Right of First Refusal.........................................  11
            ----------------------
      7.2   First Refusal Notice...........................................  12
            --------------------
      7.3   Further Sale...................................................  12
            ------------

8.    OPTION TO PURCHASE SHARES............................................  12
      8.1   Option to Purchase Shares......................................  12
            -------------------------
      8.2   Contingent Option Payments.....................................  13
            --------------------------
      8.3   Option Closing.................................................  19
            --------------
      8.4   Conditions to Option Closing...................................  19
            ----------------------------
      8.5   Repurchase Rights..............................................  20
            -----------------
      8.6   Effect of Failure to Exercise Rights...........................  22
            ------------------------------------

9.    OTHER AGREEMENTS OF THE PARTIES......................................  22
      9.1   Key Man Insurance..............................................  22
            -----------------
      9.2   Voluntary Liquidation..........................................  22
            ---------------------

10.   INDEMNIFICATION......................................................  23
      10.1  General Indemnity..............................................  23
            -----------------
      10.2  Indemnification Procedure......................................  23
            -------------------------
      10.3  Limitation on Indemnification..................................  24
            -----------------------------

11    TERMINATION; EXCLUSIVITY.............................................  24
      11.1  Termination before Transfer Date...............................  24
            --------------------------------
      11.2  Automatic Termination..........................................  24
            ---------------------
      11.3  Effect of Termination..........................................  25
            ---------------------
      11.4  Exclusivity....................................................  25
            -----------

12.   MISCELLANEOUS........................................................  25
      12.1  Amendments, Waivers and Consents...............................  25
            --------------------------------
      12.2  Publicity......................................................  25
            ---------
      12.3  Notices........................................................  26
            -------
      12.4  Full Understanding.............................................  26
            ------------------
      12.5  Entire Agreement...............................................  27
            ----------------
      12.6  Modification...................................................  27
            ------------
      12.7  No Waiver......................................................  27
            ---------
      12.8  Captions and Construction......................................  27
            -------------------------
      12.9  Severability...................................................  27
            ------------
      12.10 Survival.......................................................  27
            --------
      12.11 Governing Law; Arbitration.....................................  27
            --------------------------
      12.12 Expenses.......................................................  27
            --------
      12.13 Execution in Counterparts......................................  27
            -------------------------
      12.14 Invalid Provisions.............................................. 27
            ------------------
      12.15 Attorneys' Fees................................................  28
            ---------------
      12.16 Binding Effect; Assignment.....................................  28
            --------------------------
      12.17 Good Faith.....................................................  28
            ----------

13.   DEFINITIONS AND ACCOUNTING TERMS.....................................  28
      13.1  Definitions....................................................  28
            -----------
      13.2  Accounting Terms...............................................  30
            ----------------


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

                                               ( *  )  Designates  material  for
                                               which confidential  treatment has
                                               been  requested,  which  material
                                               has  been  omitted  and has  been
                                               separately    filed    with   the
                                               Securities      and      Exchange
                                               Commission.   (  *  )  Designates
                                               material  for which  confidential
                                               treatment  has  been   requested,
                                               which  material  has been omitted
                                               and  has  been  separately  filed
                                               with the  Securities and Exchange
                                               Commission.

1

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


1.2 Purchase Price and Transfer.


(a) Pursuant to a notarial deed and in accordance with the Shareholders Resolution and Agreement set forth as Exhibit 1.2(a) attached hereto, on the Transfer Date Mr. van Maas has agreed to sell, transfer and assign to Data I/O and, in consideration of and in express reliance upon such Shareholders Resolution and Agreement, the representations, warranties and covenants of Mr. van Maas contained in such notarial deed and the representations, warranties, covenants, terms and conditions of this Agreement, Data I/O has agreed to purchase from Mr. van Maas at the closing of the transfer of the Shares described in Section 1.2(b) (the "Transfer") the number of shares of Ordinary Shares representing thirty-three and one-third percent (33-1/3%) of the shares of Ordinary Shares outstanding on the Transfer Date (as hereinafter defined) (the "Transfer Shares"), for an aggregate purchase price of NLG 2,000,000 (the "Purchase Price"). For purposes of this Agreement, the Transfer Shares, the Option Shares (as defined in Section 8.1(a)) and any other shares of capital stock of the Company held by Data I/O from time to time shall be hereinafter together referred to as the "Shares."


(b) The Transfer shall take place at one of the civil law notaries of the law firm Banning, Van Kemenade and Holland in Eindhoven, the Netherlands, between 9:00 a.m. and 11:00 a.m., Eindhoven time. The "Transfer Date" shall be April 15, 1998 (or such other date as Data I/O and the Company shall mutually agree upon). On the Transfer Date, the Existing Shareholders will cause the Company to enter in the Company's stock register the name of Data I/O (or its nominee) and the number of Transfer Shares to be purchased by Data I/O, against transfer of funds to the account of Mr. van Maas by wire transfer, representing the Purchase Price.


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


2.3 No Conflict. Except as set forth on Schedule 2.3, the execution, delivery and performance of this Agreement and each Related Agreement to which it is a party by the Company, and the consummation by the Company of the transactions contemplated hereby and thereby does not and will not: (a) contravene or conflict with the Amended Articles of Association or the internal regulations of the Company's Management Board, (b) contravene or conflict with or constitute a violation of any provision of any Netherlands law, rule, regulation, order, judgment, injunction or decree binding upon or applicable to the Company, any Shareholder or any of the Company's property or assets, (c) constitute a default or breach under or give rise to any right of termination, cancellation or acceleration of any right or obligation of the Company or any Shareholder or to a loss of any benefit to which the Company is entitled under any provision of any contract, agreement or understanding binding upon the Company or to which the Company is a party by which the Company or any of its assets are or may be bound, or constitute a default or breach (or an event which, with the lapse of time or the giving of notice, or both, would constitute a default or breach) thereunder, or violate any license, franchise, permit or other similar authorization held by the Company, (d) result in the creation or imposition of any lien, security interest, charge or encumbrance of any nature on any property of the Company, or (e) give to others any interest or rights, including rights of termination, acceleration or cancellation, in or respect to any agreement to which the Company or any Shareholder is a party or by which the Company or any Shareholder is bound or by which any of the Company's property or assets are bound.


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


2.5 Financial Statements. Schedule 2.5 contains the final balance sheet and the related income statements and statements of cash flows and changes in shareholder's equity of the Company for the tax year 1996 and the preliminary balance sheet and the related income statements and statements of cash flows and changes in shareholder's equity of the Company for the tax year 1997 (collectively, the "Balance Sheets"). The Balance Sheets are true and complete and accurate and fairly represent the financial condition of the Company at such dates all in accordance with generally accepted accounting principles as applied in the Netherlands and as in effect from time to time ("GAAP") consistently applied, except, in the case of the interim financial statements referenced above, for the absence of footnote disclosures. The Company has always filed its annual accounts in accordance with the requirements of Netherlands law. At the date hereof, the Company does not have any material liabilities (whether fixed or contingent, including without limitation, any tax or social security liabilities due or to become due) that were not fully disclosed, reflected or provided for in the Balance Sheets other than
(i) liabilities incurred in the ordinary course of business subsequent to the date of the Balance Sheets and (ii) obligations under contracts and commitments incurred in the ordinary course of business and that are required under GAAP to be reflected in the financial statements, which, individually or in the aggregate, are not material to the financial condition or operating results of the Company. The Company maintains and will continue to maintain a system of accounting established and administered in accordance with GAAP.


2.6 Title to Assets. The Company has good and marketable title to all of the real and personal property owned by it, free and clear of any mortgages, pledges, charges, liens, security interests, assessments, taxes or other encumbrances, except those indicated on Schedule 2.6. The Company enjoys peaceful and undisturbed possession under all leases under which it is operating, and all such leases are valid and subsisting and in full force and effect.


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


2.8 Required Consents. Except as set forth on Schedule 2.8, there are no consents, approvals, authorizations, orders, registrations or qualifications of or with any person, court, regulatory authority or governmental body which are required for the consummation by the Company and/or any Shareholder of the transactions contemplated by this Agreement and any Related Agreements.


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


2.11 No Material Adverse Change. Except as set forth on Schedule 2.11, since the date of the Balance Sheets, there has not been: (a) any material adverse change in the condition (financial or otherwise), business, assets, liabilities or prospects of the Company or any material decline in the rate of sales of the Company; (b) any damage, destruction or loss of any of the assets of the Company (whether or not covered by insurance) or any write-downs in the value of any material inventory or write-offs as uncollectible of any material notes or accounts receivable; (c) any material increase in compensation payable to or for the benefit of or committed to be paid to or for the benefit of, any director or shareholder of the Company; or (d) any modification, waiver, change, amendment, release, rescission, accord and satisfaction or termination of, or with respect to, any material term, condition or provision of any Contract or material license, other than any satisfaction by performance in accordance with the terms thereof.


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


2.16 Material Agreements. Schedule 2.16 sets forth a true and complete list of all agreements, understandings, instruments, contracts or proposed transactions, whether written or oral, to which the Company is a party or by which it is bound which involve obligations of or payments to the Company in excess of NLG 100,000, including without limitation, the [ * ] Option (the "Contracts"). True and complete copies of all written Contracts, including without limitation, the [ * ] Option (with all amendments and supplements thereto) have been delivered to Data I/O. The Company has complied with all material provisions of the Contracts to which it is a party, is not in arrears with respect to any amounts owed thereunder and is not otherwise in default under any thereof nor has any party asserted that the Company is in default under any thereof, and to the best knowledge of the Company, no condition exists which with the passage of time or the giving of notice would constitute a default under any thereof. All of the Contracts are legal, valid, binding, in full force and effect, and enforceable by the Company in accordance with their respective terms.


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


3.3 Financing. Data I/O has sufficient funds and will have sufficient funds at all times through the Transfer Date to consummate the transactions contemplated hereby. Data I/O will not be rendered insolvent by reason of its investments in the Company nor will it be left with unreasonably small capital for purposes of operating its businesses.


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


5.6 Reporting Requirements. Furnish the following to Data I/O and permit during normal business hours, upon reasonable request and reasonable notice (and without unreasonable inconvenience to the Company), Data I/O or any officers, key employees, agents or representatives thereof (including, without limitation, Data I/O's independent accountants), to examine books of account of the Company in order for Data I/O to verify any or all information provided to Data I/O under this Section 5.6:


(a) Quarterly Reports: as soon as available and in any event within thirty (30) days after the end of each fiscal quarter of the Company, balance sheets of the Company as of the end of such period and statements of income and statements of cash flows of the Company for such period and for the period commencing at the end of the previous fiscal year and ending with the end of such period and including comparisons to the budget or business plan and an analysis of the variances from the budget or plan, prepared in accordance with GAAP consistently applied throughout the period from calendar year 1997 through 2002; provided, however, that notwithstanding the foregoing, within seven (7) days after the end of each fiscal quarter, the Company shall use its best efforts to furnish to Data I/O in good faith, preliminary statements of income of the Company for such fiscal quarter;

(b) Annual Reports: as soon as available and in any event within sixty (60) days after the end of each fiscal year of the Company, consolidated and consolidating balance sheets of the Company as of the end of such fiscal year and statements of income and statements of cash flows and changes in shareholders' equity of the Company for such fiscal year, setting forth in each case in comparative form the corresponding figures for the preceding fiscal year, all such statements to be duly certified by a Managing Director of the Company and, if requested by Data I/O, in which case Data I/O shall bear the expense thereof, an independent public accountant of recognized national standing approved by Data I/O, and all prepared in accordance with GAAP consistently applied throughout the period from calendar year 1997 through 2002; provided, however, that notwithstanding the foregoing, within seven (7) days after the end of each fiscal year, the Company shall use its best efforts to furnish to Data I/O in good faith, preliminary statements of income of the Company for such fiscal year;


(C) Accountant's Letters: within twenty (20) days after receipt, copies of all accountant's letters, reviews and reports to management;


(d) Budgets and Operating Plan: as soon as available and in any event prior to
(i) the beginning of each fiscal year of the Company and (ii) approval thereof by the Company's Management Board, a business plan and internal operating budgets for the forthcoming fiscal year.


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


6.1 Dealings with Affiliates. Enter into any material transaction, including without limitation, any loans or extensions of credit, release of guarantee, management contract or royalty agreements, deferred or contingent compensation agreement, consulting or other agreement with any employee, consultant or director of the Company or any subsidiary or holder of five percent (5%) or more of any class of capital stock of the Company or any subsidiary, or any member of their respective immediate families or any corporation or other entity directly or indirectly controlled by one or more of such employees, consultants, directors or five percent (5%) shareholders or members of their immediate families ("Affiliate") except as set forth on Schedule 2.17.


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


6.5 Transfers of Intellectual Properties. Transfer, sell, dispose of, assign, lease, license or donate any ownership or interest in, or material rights relating to, any of its Intellectual Properties to any Person except in connection with sales of products to customers in the ordinary course of business.


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


7.1 Right of First Refusal. Notwithstanding any provision to the contrary of the Articles of Association, whether in force on the date of execution of this Agreement or later adopted, the Existing Shareholders hereby grant to Data I/O, and Data I/O hereby grants to the Existing Shareholders, the right of first refusal to purchase all or part of the shares of capital stock of the

Company owned by each of them prior to the bona fide sale, assignment, transfer, hypothecation or pledge of such shares of capital stock to any third party (a "Bona Fide Sale") other than an assignment or transfer permitted pursuant to Section 12.16 (it being understood and agreed that an assignment or transfer not specifically permitted pursuant to clause (i), (ii) or (iii) of
Section 12.16 shall be subject to the right of first refusal contained in this
Section 7.1). This right of first refusal shall be subject to the other provisions of this Agreement.


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


8. OPTION TO PURCHASE SHARES


8.1 Option to Purchase Shares.


At any time on or after the date when audited financial statements for fiscal year 1999 have been provided by the Company to Data I/O pursuant to Section 5.6 and until the last day of the third month after such date (the "Option Period"), Data I/O shall have the right (the "Option") to purchase all the outstanding shares of Ordinary Shares and any other shares of the Company's capital stock held by the Existing Shareholders (the "Option Shares") for the Option Price (as hereinafter defined). It is understood and agreed that the purpose of the Option is to enable Data I/O to obtain the remaining outstanding capital stock of the Company such that the Option Shares together with the other Shares owned by Data I/O will represent 100% (or, if [ * ] is a shareholder of the Company at such time, 90%) of the then-outstanding capital stock of the Company. Each Shareholder hereby covenants and agrees that in the event that Data I/O exercises the Option, he will sell and transfer to Data I/O all Ordinary Shares and other shares of capital stock of the Company held by him. Data I/O may exercise the Option during the Option Period by delivering to the Existing Shareholders written notice thereof (the "Option Notice").


(b) The "Tendered Percentage" shall mean the percentage ratio of the aggregate number of Ordinary Shares owned by the Existing Shareholders to the total number of the then-outstanding shares of capital stock of the Company. The "Option Price" shall be equal to the product of (x) the sum of (A) [ * ] times the Company's total revenues for fiscal year 1997 (which shall be accounted for on an accrual basis in accordance with GAAP) plus (B) [ * ] times the Company's total revenues for fiscal year 1999 (which shall be accounted for on an accrual basis in accordance with GAAP) times (y) the Tendered Percentage.


(c) The Option Price shall be paid as follows: (i) the product of (x) the sum of
(A) [ * ] times the Company's total revenues for fiscal year 1997 plus (B) the Company's total revenues for fiscal year 1999 times (y) the Tendered Percentage (the "Initial Option Payment") shall be payable at the Option Closing and (ii) additional payments (the "Contingent Option Payments") in an aggregate amount not to exceed the product of (x) the Company's total revenues for fiscal year 1999 times (y) the Tendered Percentage (the "Maximum Contingent Amount") shall be paid in accordance with Section 8.2. By way of example only, if total revenues for 1997 were NLG 2,000,000 and total revenues for 1999 were NLG 3,000,000 (and assuming [ * ] was not a shareholder so that the Tendered Percentage would be sixty-six and two-thirds percent (66-2/3%)), then the Initial Option Payment would be calculated as follows: (([ * ] x 2,000,000) + 3,000,000) x sixty-six and two-thirds percent (66-2/3%) = NLG [ * ].


8.2 Contingent Option Payments.


(a) Data I/O shall pay the Contingent Option Payments to the Existing Shareholders in the event that the Company attains the Annual Revenue and Annual After-Tax Profit targets set forth below. The "Option Year Amount" shall mean 33-1/3% of the Maximum Contingent Amount. The period for attainment of these targets will be the three calendar years (each an "Option Year") beginning with the first day of the year 2000 and ending with the last day of the year 2002, after which no Contingent Option Payments will accrue. If a Contingent

Option Payment calculation hereunder results in a negative number, in no event shall the Existing Shareholders be required to make any payments to Data I/O. The Annual Revenue and Annual After-Tax Profit targets and related Contingent Option Payments are as follows:

                          Contingent Option Payments(1)

Option Year:                     2000                  2001                  2002
                                 Payment 1             Payment 2             Payment 3
                                 ---------             ---------             ---------

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


(b) If the full Option Year Amount is not paid for an Option Year because either the Annual Revenue target or the Annual After-Tax Profit target was not met in such Option Year, then the following shall apply with respect to such Option
Year:


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

(c) For Option Years 2000 and/or 2001 where the full Option Year Amount has not been paid pursuant to either Section 8.2(a) or (b) (a "Missed Option Year"), the following shall apply with respect to such Option Year:
                      (i) For purposes of this Agreement, "1999 Annual Revenue" shall mean the Company's Annual Revenue for 1999 based upon its audited financial statements.

                      (ii) Catch-Up Goals for each Option Year shall be calculated by Data I/O and the Existing Shareholders in accordance with the following formulas; provided, that upon exercise of the Option by Data I/O, the Catch-Up Goals shall be definitively calculated and this Agreement shall be amended to add calculations as Schedule 8.2(c) hereto:

        Option Year:                        2000                2001               2002
        ------------                        ----                ----               ----

        Catch-Up Revenue Goal:        (1999 Annual       (Catch-Up Revenue   (Catch-Up
                                      Revenue) x [ * ]   Goal for 2000)      Revenue Goal for
                                                         x      [ * ]        2001) x      [ *
                                                                             ]

        Catch-Up Profit Goal:         (Catch-Up          (Catch-Up Revenue   (Catch-Up
                                      Revenue Goal for   Goal for 2001)      Revenue Goal for
                                      2000) x     [ * ]  x      [ * ]        2002) x      [ *
                                                                             ]

        Cumulative Catch-Up Profit    Catch-Up Profit    Sum of Catch-Up     Sum of Catch-Up
        Goal:                         Goal for 2000      Profit Goals for    Profit Goals for
                                                         2000 and 2001       2000, 2001 and
                                                                             2002

                      (iii) If the full Contingent Option Payment based on Annual Revenue (i.e., [ * ] of the total Contingent Option Payment)for 2000 or 2001 is not earned in such year, it may be earned in any of the subsequent Option Years if certain Catch-Up Revenue Goals are met as follows:

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

                      (iv) If the full Contingent Option Payment based on Annual
               After-Tax Profit (i.e., [ * ] of the total Contingent Option Payment)for 2000 or 2001 is not earned in such year, it may be earned in a subsequent Option Year if certain Catch-Up
               Profit Goals are met as follows:

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


(d) All calculations of performance of the Company against the Annual Revenue and Annual After-Tax Profit targets, and against the Catch-Up Revenue and Catch-Up Profit Goals shall be determined by Data I/O and the Existing Shareholders in good faith after the Company's audited financial statements for the applicable Option Year have been provided to Data I/O in accordance with
Section 5.6. Such calculations by Data I/O shall be based on the foregoing and in accordance with GAAP applied consistently. The parties shall provide to the other parties within seventy-five (75) days of the end of each calendar year a report which shows, in reasonable detail, the performance of the Company against the foregoing targets, calculated in accordance with GAAP (to the extent applicable or practical). Data I/O shall have the right to obtain from the Company, and the Company shall furnish to Data I/O, any and all worksheets, reports and other supporting documentation relating to the calculation of any amounts hereunder. Contingent Option Payments shall accompany such reports to the extent then payable in accordance with this Agreement and shall be due and payable within ninety (90) days of the end of each calendar year.


(e) Any Contingent Option Payments made by Data I/O to the Existing Shareholders shall be shared equally, one-half to each of them (or, if a Shareholder has died, to such Shareholder's heirs). Notwithstanding anything to the contrary contained in this Agreement, in no event shall the total Contingent Option Payments paid by Data I/O pursuant to this Section 8.2 exceed the Maximum Contingent Amount. If, after Data I/O has exercised the Option and prior to December 31, 2002, Data I/O (i) terminates the Employment Agreements of either or both Existing Shareholder(s) without cause, (ii) ceases to use all or substantially all of its assets relating to the operation of the programming systems business or (iii) fails to offer the Company's products for distribution pursuant to the Distribution Agreement through no fault of the Company or the Existing Shareholders, then in each case the full amount of theunpaid Contingent Option Payments shall become immediately due and payable by Data I/O to the Existing Shareholders; provided, however, that an assignment or transfer of the Shares permitted under Section 12.16 shall not, in and of itself, be deemed to be an event described in clause (ii) above giving rise to the payment obligations set forth in this Section 8.2(e). The death or disability of either Mr. Bleeker or Mr. van den Eijnden, or both, shall not affect Data I/O's obligation to pay the Contingent Option Payments, if any, pursuant to this
Section 8.2. The parties agree that after the Option has been exercised and prior to December 31, 2002, if an event described in clauses (i), (ii) or (iii) above occurs, payment of the full amount of theunpaid Contingent Option Payments to the Existing Shareholders shall constitute the sole and exclusive remedy of the Existing Shareholders and the Company against Data I/O with respect to such event.


(f) Except in connection with an assignment or transfer permitted under Section 12.16, if, after Data I/O has exercised the Option and prior to December 31, 2002, Data I/O sells or transfers more than 50% of the Shares to a third party (a "Triggering Sale"), then the acceleration of the Contingent Option Payments set forth in Section 8.2(e) shall not apply and in lieu thereof, the following provisions of this Section 8.2(f) shall apply and control:

               (i) For purposes of this Agreement: "Quarterly Revenue" shall mean the price of all goods and services delivered during the calendar quarter accounted for on an accrual basis in accordance with GAAP. "Quarterly Profit" shall mean the excess of Quarterly Revenue minus all expenses for the calendar quarter, as customarily defined by GAAP (consistently applied throughout the calendar quarter). "Substitute Option Year Revenue" shall mean the Quarterly Revenue for the four completed calendarquarters immediately preceding the Triggering Sale (the "Substitute Option Year"). "Prior Year Substitute Option Year Revenue" shall mean the Quarterly Revenue for the four completed calendar quarters immediately preceding the Substitute Option Year. "Revenue Payout Percentage" with respect to a particular Option Year shall mean the percentage obtained by dividing the quotient of (A) the difference between the Substitute Option Year Revenue and the Prior Year Substitute Option Year Revenue and (B) the Prior Year Substitute Option Year Revenue, by [ * ]. "Profit Payout Percentage" with respect to a particular Option Year shall mean the percentage obtained by dividing
        (1) the quotient of (x) the Quarterly Profit for the Substitute Option Year and (y) the Quarterly Revenue for such Substitute Option Year, by
        (2) [ * ]. In no event shall either the Revenue Payout Percentage or the Profit Payout Percentage exceed 100%.

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


(g) If, after the Option has been exercised but prior to December 31, 2002, Data I/O sells or transfers 50% or less than 50% of the Shares to a third party, then, not withstanding such sale or transfer, the provisions of Section 8.2(f) shall not apply and Data I/O shall remain liable to perform its obligations under this Agreement.


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


8.4 Conditions to Option Closing. The obligation of Data I/O to purchase the Option Shares and pay the Initial Option Payment on the Option Closing Date shall be subject to the following conditions (any or all of which may be waived in writing by Data I/O in its sole discretion):


(a) Representations and Warranties of Company Accurate as of Option Closing Date. Unless otherwise waived or amended in writing by Data I/O in its sole discretion, the representations and warranties made by the Company and the Existing Shareholders contained in Section 2 (including all Schedules referenced therein) shall be updated and shall be true, accurate and correct in all material respects on and as of the Option Closing Date, except that: (i) the references to the "Amended Articles of Association" in Sections 2.1 and 2.2. shall be deleted; (ii) all references to the "Related Agreements" shall be deemed to mean the agreements described in paragraphs (d), (e) and (f) below;
(iii) all references to the "Balance Sheets" shall be deemed to mean the most recent two (2) balance sheets and statements of income and statements of cash flows and changes in shareholders' equity provided to Data I/O by the Company pursuant to Section 5.6; (iv) the references to "Transfer Shares" in Section 2.4 shall be changed to refer to "Option Shares"; and (v) the references to the "Transfer" in Section 2.4 shall be changed to refer to the "Option Closing". The Company shall perform and comply with all agreements, obligations, covenants and conditions contained in this Agreement that are required to be performed or complied with on or before the Option Closing Date. There shall have been no material adverse change in the business, affairs, prospects, operations, properties, assets or condition of the Company from the date of the Option Notice to the Option Closing Date.


(b) Consents and Approvals. Certified true copies of all consents and approvals required or advisable in connection with the purchase and sale of the Option Shares upon exercise of the Option, if any, shall have been received by the Company, and such consents and approvals shall be in full force and effect and be reasonably satisfactory in form and substance to Data I/O.


(c) Company Status. The Company shall be registered with the Netherlands Chamber of Commerce of Zuid Oost Brabant at Eindhoven and no application with any court in the Netherlands shall have been filed for suspension of payment, moratorium or bankruptcy with respect to the Company.


(d) Employment Agreements. The Employment Agreements shall be in full force and effect and neither Mr. Bleeker nor Mr. van den Eijnden shall be in breach thereof.


(e) Compliance with Agreement and Related Agreements. The Company shall be in compliance in all material respects with this Agreement and all Related Agreements to which it is party.


(f) Proceedings Satisfactory. All proceedings taken in connection with the transfer and sale of the Option Shares and all documents and papers relating thereto shall be satisfactory in form and substance to Data I/O. Data I/O shall have received copies of such documents and papers as Data I/O may reasonably request in connection with the exercise of the Option. The Existing Shareholders will cause the Company to enter in the Company's stock register the name of Data I/O and the number of Option Shares to be transferred to Data I/O.


(g) Corporate Documents. The Company shall provide a certificate of a managing director of the Company certifying that all required resolutions have been adopted by the Management Board of the Company and the general meeting of the shareholders of the Company approving the transfer and sale of the Option Shares by the Existing Shareholders to Data I/O pursuant to the exercise of the Option, and authorizing specific individuals to execute all appropriate documents at the Option Closing.


8.5 Repurchase Rights.


(a) Upon Expiration of the Option Period. If the Option is not exercised before the end of the Option Period, for a period of six (6) months after the last day of the Option Period (the "Repurchase Period") each of the Company and the Existing Shareholders shall have the right to repurchase all of the Shares owned by Data I/O for a purchase price (the "Repurchase Price") equal to the number of Shares multiplied by the Per Share Price, plus interest at a rate of ten percent (10%) per annum since the Transfer Date. Exercise of the repurchase right contained in this Section 8.5(a) shall be effected by delivering written notice thereof to Data I/O together with payment of the Repurchase Price prior to the expiration of the Repurchase Period. If more than one such notice is received by Data I/O, Data I/O shall be obligated to sell the Shares only to the first party that delivers to Data I/O written notice together with payment of the Repurchase Price in accordance with this Section 8.5(a). Data I/O shall not have any liability to any other party with respect to any notice received thereafter other than to return any accompanying payment received from such party. After exercise of the repurchase right, Data I/O shall cause the Company to enter in the Company's stock register the name of the purchasing party and the number of Shares to be transferred to such party.


(b) Upon Certain Business Events. At any time after the Transfer Date until the earlier to occur of (i) delivery of the Option Notice to the Existing Shareholders or (ii) the end of the Option Period (the "Buyback Period"), if (A) Data I/O fails to offer the Company's products for distribution pursuant to the Distribution Agreement through no fault of the Company or the Existing Shareholders (a "Curable Event") or ceases to use all or substantially all of its assets relating to the operation of the programming systems business (a "Noncurable Event") or (B) Data I/O sells or transfers all of the Shares to a third party assignee pursuant to Section 12.16 and such assignee either fails to offer the Company's products for distribution pursuant to the Distribution Agreement through no fault of the Company or the Existing Shareholders (also a "Curable Event") or ceases to use all or substantially all of its assets relating to the operation of the programming systems business (also a "Noncurable Event"), then in the case of either (A) or (B), each of the Company and the Existing Shareholders shall have the right to repurchase (the "Buyback Right") all of the Shares owned by Data I/O (or its assignee, as the case may
be) for a purchase price (the "Buyback Price") equal to the number of Shares multiplied by the Per Share Price, plus interest at a rate of ten percent (10%) per annum since the Transfer Date, subject to the terms and conditions contained in Sections 8.5(b), (c) and (d). After exercise of the Buyback Right and payment of the Buyback Price, Data I/O shall cause the Company to enter in the Company's stock register the name of the purchasing party and the number of Shares to be transferred to such party. The parties agree that prior to the end of the Buyback Period, if an event described in clause (A) or (B) above occurs, exercise of the Buyback Right shall constitute the sole and exclusive remedy of the Existing Shareholders and the Company with respect to such event.


(c) In the case of exercise of the Buyback Right upon the occurrence of a Curable Event, the provisions of this Section 8.5(c) shall apply. The Company or the Existing Shareholders, as the case may be, must deliver written notice of its intent to exercise the Buyback Right (the "Cure Notice") to Data I/O prior to the expiration of the Buyback Period (which Cure Notice shall also refer specifically to Sections 8.5(b) and (c) and set forth in reasonable detail the basis giving rise to the Buyback Right). The Company or the Existing Shareholders may exercise the Buyback Right only if Data I/O (or its assignee, as the case may be) has not cured the alleged Curable Event or agreed upon a written plan with the Company and the Existing Shareholders to cure such Curable Event within sixty (60) days after receipt of the Cure Notice (the "Cure Period"); provided, that the Company or the Existing Shareholders, as the case may be, delivers written notice of the failure to cure (the "Buyback Notice") to Data I/O together with payment of the Buyback Price on or prior to the sixtieth
(60th) day after the Cure Period expires. If, after receipt by Data I/O of the Cure Notice but before the receipt by Data I/O of the Buyback Notice, Data I/O receives an offer for a Bona Fide Sale relating to its Ordinary Shares, then the provisions of Section 7 shall apply and control in lieu of Sections 8.5(b) and
(c). If more than one

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


(d) In the case of exercise of the Buyback Right upon the occurrence of a Noncurable Event, the provisions of this Section 8.5(d) shall apply. The Company or the Existing Shareholders, as the case may be, must deliver the Cure Notice to Data I/O prior to the expiration of the Buyback Period (which Cure Notice shall also refer specifically to Sections 8.5(b) and (d) and set forth in reasonable detail the basis giving rise to the Buyback Right) together with payment of the Buyback Price. If more than one Cure Notice with respect to a Noncurable Event is received by Data I/O, Data I/O shall be obligated to sell its Shares only to the first party that delivers to Data I/O a Cure Notice together with payment of the Buyback Price in accordance with this Section 8.5(d). Data I/O shall not have any liability to any other party with respect to any Cure Notice received thereafter other than to return any accompanying payment received from such party.


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


10.2 Indemnification Procedure. Any party entitled to indemnification under
Section 10.1 will give written notice to the indemnifying party of any claim with respect to which it seeks indemnification promptly after the discovery by such party of any matters giving rise to a claim for indemnification; provided that the failure of any party entitled to indemnification hereunder to give notice as provided herein shall not relieve the indemnifying party of its obligations under this Section 10, except to the extent that the indemnifying party is actually prejudiced by such failure to give notice. In case any action, proceeding or claim is brought against an indemnified party in respect of which indemnification is sought hereunder, the indemnifying party shall be entitled to participate in and, unless in the reasonable judgment of the indemnified party a conflict of interest between it and the indemnifying party exists in respect of such action, proceeding or claim, to assume the defense thereof, with counsel reasonably satisfactory to the indemnified party. In the event that the indemnifying party advises an indemnified party that it will contest such a claim for indemnification hereunder, or fails, within thirty (30) days of receipt of any indemnification notice to notify, in writing, such person of its election to defend, settle or compromise, at its sole cost and expense, any action, proceeding or claim (or discontinues its defense at any time after it commences such defense), then the indemnified party may, at its option, defend, settle or otherwise compromise or pay such action or claim. In any event, unless and until the indemnifying party elects in writing to assume and does so assume the defense of any such claim, proceeding or action, the indemnified party's costs and expenses arising out of the defense, settlement or compromise of any such action, claim or proceeding shall be losses subject to indemnification hereunder. The indemnified party shall cooperate fully with the indemnifying party in connection with any negotiation or defense of any such action or claim by the indemnifying party and shall furnish to the indemnifying party all information reasonably available to the indemnified party which relates to such action or claim. The indemnifying party shall keep the indemnified party fully apprised at all times as to the status of the defense or any settlement negotiations with respect thereto. If the indemnifying party elects to defend any such action or claim, then the indemnified party shall be entitled to participate in such defense with counsel of its choice at its sole cost and expense. The indemnifying party shall not be liable for any settlement of any action, claim or proceeding effected without its written consent, provided, however, that the indemnifying party shall not unreasonably withhold, delay or condition its consent. Anything in this Section 10 to the contrary notwithstanding, the indemnifying party shall not, without the indemnified party's prior written consent, settle or compromise any claim or consent to entry of any judgment in respect thereof which imposes any future obligation on the party or which does not include, as an unconditional term thereof, the giving by the claimant or the plaintiff to the indemnified party, a release from all liability in respect of such claim. The indemnification required by this Section 10 shall be made by periodic payments of the amount thereof during the course of the investigation or defense, as and when bills are received or expense, loss, damage or liability is incurred. The indemnity agreements contained herein shall be in addition to
(a) any cause of action or similar right of the indemnified party against the indemnifying party or others, and (b) any liabilities the indemnifying party may be subject to pursuant to the law.


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


11. TERMINATION; EXCLUSIVITY


11.1 Termination before Transfer Date. This Agreement may be terminated at any time prior to the Transfer Date:


(a) by mutual written consent of Data I/O and the Existing Shareholders;


(b) by Data I/O, if the Transfer Date shall not have occurred on or before April 10, 1998, or if it is reasonably certain that any condition required of the Company as set forth in Section 4 will not be satisfied by the Transfer Date; or


(c) by the Company, if it is reasonably certain that any conditions required of Data I/O as set forth in Section 4 will not be satisfied by the Transfer Date.


11.2 Automatic Termination. After the Transfer Date, this Agreement will automatically terminate if:


(a) the Existing Shareholders, together with [ * ], own 100% of the outstanding capital stock of the Company; or


(b) in 2003, after Data I/O has paid all amounts owed under Section 8.2 (but notwithstanding such automatic termination, any Related Agreement shall continue for its term set forth in such Related Agreement); or


(c) if neither Data I/O nor the Existing Shareholders has exercised the Option or repurchase right contained in Section 8.5(a), respectively, before expiration of the periods for exercise of such Option or repurchase right, as the case may be.


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


12.2 Publicity. The parties agree that no public release or announcement concerning this Agreement, any Related Agreement or the transactions contemplated hereby or thereby shall be issued by either party without the prior consent of the other party, such consent not to be unreasonably withheld, except as such release or announcement may be required by applicable law, rules or regulations.


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


13. DEFINITIONS AND ACCOUNTING TERMS


13.1 Definitions. As used in this Agreement, the following terms shall have the meaning stated in the Section referenced opposite the term:


        Definition                                               Section

        1999 Annual Revenue                                      8.2(c)(i)
        Affiliate                                                6.1
        Agreement                                                Introduction
        Amended Articles of Association                          1.1
        Annual After-Tax Profit                           8.2(a)
        Annual Revenue                                           8.2(a)
        Balance Sheets                                           2.6
        Bona Fide Sale                                           7.1
        Buyback Notice                                           8.5(c)
        Buyback Period                                           8.5(b)
        Buyback Price                                            8.5(b)
        Buyback Right                                            8.5(b)
        Catch-Up Goals                                           8.2(c)(ii)
        Catch-Up Profit Goal                                     8.2(c)(ii)
        Catch-Up Revenue Goal                             8.2(c)(ii)
        Company                                           Introduction
        Confidentiality Agreement                                4.7
        Contingent Option Payments                               8.1(c)
        Contracts                                                2.16
        Curable Event                                            8.5(b)
        Cumulative Catch-Up Profit Goal                          8.2(c)(ii)
        Cure Notice                                              8.5(c)
        Cure Period                                              8.5(c)
        Data I/O                                                 Introduction
        Distribution Agreement                                   4.6
        Employment Agreements                             4.5
        Existing Shareholders                                    Introduction
        First Refusal Notice                                     7.2
        [ * ]                                                    2.4
        [ * ] Option                                             2.4
        GAAP                                                     2.5
        Initial Option Payment                                   8.1(c)
        Intellectual Properties                                  2.14
        Maximum Contingent Amount                         8.1(c)
        Missed Option Year                                       8.2(c)
        Mr. Bleeker                                              Introduction
        Mr. van den Eijnden                                      Introduction
        Mr. van Maas                                      1.1
        Noncurable Event                                         8.5(b)
        Offering Party                                           7.2
        Option                                                   8.1(a)
        Option Closing                                           8.3
        Option Closing Date                                      8.3
        Option Notice                                            8.1(a)
        Option Period                                            8.1(a)
        Option Price                                             8.1(b)
        Option Shares                                            8.1(a)
        Option Year                                              8.2(a)
        Option Year Amount                                       8.2(a)
        Ordinary Shares                                          1.1
        Per Share Price                                          7.2
        Person                                                   2.17
        Plans                                                    2.10
        Prior Year Substitute Option Year Revenue                8.2(f)(i)
        Profit Payout Percentage                                 8.2(f)(i)
        Pro Rata Profit Payment                           8.2(b)(ii)
        Pro Rata Revenue Payment                                 8.2(b)(ii)
        Purchase Price                                           1.2(a)
        Quarterly Profit                                         8.2(f)(i)
        Quarterly Revenue                                        8.2(f)(i)
        Receiving Party                                          7.2
        Related Agreements                                       2.2
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



                                    JTAG TECHNOLOGIES B.V.


                                    By: //S//Harry Bleeker
                                            Harry Bleeker

                                       Title: Managing Director


                                    By: //S//Peter van den Eijnden
                              Peter van den Eijnden

                                       Title: Managing Director



                                    EXISTING SHAREHOLDERS


                                    //S//Harry Bleeker
                                    Harry Bleeker


                                    //S//Peter van den Eijnden
                                    Peter van den Eijnden



                                    DATA I/O CORPORATION


                                    By: //S//Joel S. Hatlen
                                       Name: Joel S. Hatlen
                                       Title: Vice President, CFO

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

                                  Exhibit 99.1

[GRAPHIC OMITTED]
10525 Willows Road N.E.
Redmond, WA 98052
Tel: (425) 881-6444
Fax:(425) 881-6856





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

                                          DATA I/O CORPORATION
                                   COMPARATIVE STATEMENTS OF EARNINGS
                                  (in thousands except per share data)

                                                      Second Quarter               Six Months Ended
                                             ------------------------------------------------------------

                                                                    Percent                     Percent
                                             6/25/98     6/26/97     Change  6/25/98  6/26/97   Change
                                             ------------------------------------------------------------
Net sales                                     $8,782     $11,398     -23.0% $17,208   $23,265    -26.0%

Gross margin                                   3,528       5,596     -37.0%   7,184    11,554    -37.8%
Gross margin as percent of sales                40.2%       49.1%     -8.9%    41.8%     49.7%    -7.9%
Operating expenses:
Research & development                         2,397       1,963      22.1%   4,811     4,035     19.2%
  Selling, general and administrative          3,760       3,767      -0.2%   7,099     7,062      0.5%
                                             ----------------------         ------------------
Operating income                              (2,629)       (134)            (4,726)     457
Non-operating income (expense):
  Interest, net                                  350          80                787       89
  Foreign currency exchange                       (2)        (29)                (3)     (14)
    Minority Interest                             15           -                 15        -
  Gain/(loss) on disposition                    (352)      2,347               (355)   2,347
                                             ----------------------         ------------------
Income/(loss) from continuing operations      (2,618)      2,264             (4,282)   2,879
before taxes

Income tax expense                                 7         247                 36      430
                                             ----------------------         ------------------
Income/(loss) from continuing operations      (2,625)      2,017             (4,318)   2,449

Income/(loss) from discontinued operations       527        (639)               707   (1,023)
                                             ----------------------
                                             ======================         ==================
Net income/(loss)                            ($2,098)     $1,378            ($3,611)  $1,426
                                             ======================         ==================

Diluted earnings per share
  From continuing operations                   $(0.36)       $.29             $(0.61)    $.35
  From discontinued operations                   0.07       (0.09)              0.10    (0.15)
                                             ----------------------
                                             ======================         ==================
  Total diluted earnings per share             $(0.29)      $0.20             $(0.51)   $0.20
                                             ======================         ==================

Diluted weighted average shares outstanding    7,148       7,018              7,128    6,966


                             CONDENSED BALANCE SHEET
                                 (in thousands)


                                                            6/25/98     12/25/97
                                                            --------------------
Cash and cash equivalents                                   $  3,956  $   8,113
Short-term investments                                        22,104    24,855
Accounts receivable, net                                       5,603     5,678
Inventories                                                    8,358     8,158
Current deferred tax asset and other assets                    4,203     5,900
Land, building and equipment                                   3,876     3,389
Long-term deferred tax asset                                     593     1,111
Other long-term assets                                         1,272       532
                                                            ====================
      Total assets                                          $  49,965 $ 57,736
                                                            ====================

Current liabilities, excluding current
    portion of funded debt                                  $  14,186 $  17,478
Total funded debt                                                568     2,000
Other long-term payables                                           -       561
Deferred gain on sale of property                              2,919     3,083
Shareholders' equity                                          32,292    34,614
                                                            ====================
      Total liabilities and shareholders' equity            $  49,965 $  57,736
                                                            ====================