Form 10-Q/A
period 1998-09-24
DATA I/O CORP
filed 1999-02-16
CIK 351998

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


                                  Page 1 of 20
                            Exhibit Index on Page 20

                              DATA I/O CORPORATION

                                   FORM 10-Q/A
                                (Amendment No. 1)
                    For the Quarter Ended September 24, 1998

                                      INDEX


Part I - Financial Information                                          Page

    Item 1.  Financial Statements (unaudited)                              3

    Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        10



Part II - Other Information

    Item 1.  Legal Proceedings                                            18

    Item 2.  Changes in Securities                                        18

    Item 3.  Defaults Upon Senior Securities                              18

    Item 4.  Submission of Matters to a Vote of Security Holders          18

    Item 5.  Other Information                                            18

    Item 6.  Exhibits and Reports on Form 8-K                             18



Signatures                                                                19

Exhibit Index
20

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

This filing amends the original filing on Form 10-Q to reflect the Company's financial results for the quarter ended September 24, 1998 as filed on November 9, 1998 (the "Original Report"), and to revise Management's Discussion and Analysis of Financial Condition and Results of Operations in light of the restated results. This amended report is intended to speak as of the time of filing of the Original Report as if the results for the period covered by the Original Report as restated by this report had been known at that time. This report does not update other disclosures in the Original Report to reflect subsequent events. Information concerning subsequent events will be included in the Company's 1998 Annual Report on Form 10-K, which is expected to be filed by March 31, 1999. In addition, it should be noted that in this amended report a disclosure error within footnote five to the financial statements as originally filed has been corrected.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Quarters   Ended        Nine Months Ended
-------------------------------------------------------- ---------------------    -----------------------
                                                          Sept. 24,   Sept. 25     Sept. 24,    Sept. 25,
                                                           1998        1997          1998         1997
-------------------------------------------------------- ---------   ---------    -----------    --------
(in thousands, except per share data)                                             (Restated)


Net sales                                                  $8,028     $11,762        $25,236     $35,027
Cost of goods sold                                          6,925       5,442         16,948      17,153
                                                         ---------   ---------    -----------    --------
Gross margin                                                1,103       6,320          8,288      17,874

Operating expenses:
    Research and development                                2,022       1,904          6,833       5,939
    Selling, general and administrative                     3,526       3,460         11,165      10,522
    Restructure Expenses                                    2,039                      2,039
                                                         ---------   ---------    -----------    --------
        Total operating expenses                            7,587       5,364         20,037      16,461

                                                         ---------   ---------    -----------    --------
        Operating income (loss)                           (6,484)         956       (11,749)       1,413

Non-operating income (expense):
    Interest income                                           375         240          1,226         438
    Interest expense                                         (14)        (53)           (63)       (164)
    Foreign currency exchange                                   2        (13)            (1)        (27)
    Net gain (loss) on dispositions                                       (1)          (355)       2,347
                                                         ---------   ---------    -----------    --------
        Total non-operating income                            363         173            807       2,594

    Income (loss) from continuing operations             ---------   ---------    -----------    --------
        before income taxes                               (6,121)       1,129       (10,942)       4,007

Income tax expense (benefit)                                  257       (307)           294          122
                                                         ---------   ---------    -----------    --------
Income (loss) from continuing operations                  (6,378)       1,436       (11,236)       3,885

Income (loss) from discontinued operations, net of            158       (452)           865      (1,475)
taxes
                                                         ---------   ---------    -----------    --------

Net income (loss)                                        ($6,220)        $984      ($10,371)      $2,410
                                                         =========   =========    ===========    ========

Basic earnings (loss) per share:
    From continuing operations                            ($0.89)      $0.21         ($1.57)      $0.56
    From discontinued operations                           $0.02      ($0.07)         $0.12      ($0.21)
                                                         ---------   ---------    -----------    --------
    Total basic earnings (loss) per share                 ($0.87)      $0.14         ($1.45)      $0.35
                                                         =========   =========    ===========    ========

Diluted earnings (loss) per share:
    From continuing operations                            ($0.89)      $0.20         ($1.57)      $0.55
    From discontinued operations                           $0.02      ($0.06)         $0.12      ($0.21)
                                                         ---------   ---------    -----------    --------
    Total diluted earnings (loss) per share              ($0.87)       $0.14         ($1.45)      $0.34
                                                         =========   =========    ===========    ========

Weighted average shares outstanding                         7,174       6,945          7,143       6,880
                                                         =========   =========    ===========    ========
Weighted average and potential shares outstanding           7,174       7,186          7,143       7,039
                                                         =========   =========    ===========    ========

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------     -----------
                                                             Sept. 24,        Dec. 25,
                                                                1998            1997
------------------------------------------------------------------------     -----------
(in thousands, except share data)                            (unaudited)      (note 1)
                                                             (Restated)
ASSETS
CURRENT ASSETS:

    Cash and cash equivalents                                  $5,346          $8,113
    Marketable securities                                      20,091          24,855
    Trade accounts receivable, less allowance for
        doubtful accounts of $412 and $394                      4,973           5,678
    Inventories                                                 6,513           8,158
    Recoverable income taxes                                    1,603
    Deferred income taxes                                       1,199           1,990
    Other current assets                                        1,300           3,910
                                                             -----------     -----------
        TOTAL CURRENT ASSETS                                   41,025          52,704

    Property, plant and equipment - net                         2,511           3,389
    Other assets                                                1,113             532
    Deferred income taxes                                         308           1,111
                                                             -----------     -----------
        TOTAL ASSETS                                          $44,957         $57,736
                                                             ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                           $2,351          $3,760
    Accrued compensation                                        3,072           2,958
    Deferred revenue                                            3,649           4,795
    Accrued cost of business restructuring                      1,054
    Other accrued liabilities                                   4,474           3,117
    Income taxes payable                                          937           2,848
    Notes payable and current maturities of long-term debt        403           2,000
                                                             -----------     -----------
        TOTAL CURRENT LIABILITIES                              15,940          19,478

    Long-term other payables                                                      561
    Deferred gain on sale of property                           2,835           3,083
                                                             -----------     -----------
        TOTAL LIABILITIES                                      18,775          23,122

COMMITMENTS

STOCKHOLDERS' EQUITY:
    Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none
    Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,186,851
           and 7,038,786 shares                                17,633          16,412
    Retained earnings                                           7,974          18,345
    Unrealized loss on marketable securities                                     (732)
    Cumulative translation adjustment                             575             589
                                                             -----------     -----------
        TOTAL STOCKHOLDERS' EQUITY                             26,182          34,614
                                                             -----------     -----------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $44,957         $57,736
                                                             ===========     ===========

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

-------------------------------------------------------------------- --------------      -------------
For the nine months ended:                                           September 24,        September
                                                                                             25,
                                                                         1998                1997
-------------------------------------------------------------------- --------------      -------------
(in thousands)                                                        (Restated)
OPERATING ACTIVITIES:

    Income (loss) from continuing operations                         ($11,236)             $3,885
    Adjustments to reconcile income (loss) from continuing
      operations to net cash provided by (used in) operating
activities:
        Depreciation and amortization                                   1,544               1,797
        Deferred income taxes                                           1,595              (1,205)
        Deferred revenue                                               (1,146)               (221)
        Amortization of deferred gain on sale                            (248)               (130)
        Non-cash stock-based compensation expense                         540
        Net change in:
           Trade accounts receivable                                      694              (1,530)
           Inventories                                                  1,645                 850
           Recoverable income taxes                                    (1,603)                474
           Other current assets                                         2,610                 (71)
           Restructure reserve                                            974                (221)
           Accounts payable and accrued liabilities                    (2,337)              2,874
                                                                     --------------      -------------
    Cash provided by (used in) operating activities of continuing      (6,969)              6,502
operations
    Cash provided by (used in) operating activities of                    865              (1,836)
discontinued operations
                                                                     --------------      -------------
    Net cash provided by (used in) operating activities                (6,104)              4,666

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                           (326)             (3,936)
    Net proceeds on sale of property                                                       13,421
    Investment in other assets                                           (979)
    Minority interest                                                      73
    Purchases of marketable securities                                (20,321)            (15,776)
    Proceeds from sales of marketable securities                       25,816               1,000
                                                                     --------------      -------------
        Cash provided by (used in) investing activities                 4,263              (5,291)

FINANCING ACTIVITIES:
    Additions to (repayment of) notes payable                          (1,601)                525
    Sale of common stock                                                  259                 345
    Proceeds from exercise of stock options                               423                 517
    Repurchase of common stock                                                                 (3)
                                                                     --------------      -------------
        Cash provided by (used in) financing activities                  (919)              1,384

                                                                     --------------      -------------
Increase (decrease) in cash and cash equivalents                       (2,760)                759

Effects of exchange rate changes on cash                                   (7)                  8
Cash and cash equivalents at beginning of year                          8,113               4,048
                                                                     --------------      -------------
Cash and cash equivalents at end of year                               $5,346              $4,815
                                                                     ==============      =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                              $60                $124
    Income taxes                                                       $2,130                $918

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


NOTE 2 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                          Sept. 24,             Dec. 25,
                                            1998                  1997
                                        --------------        -------------
      Raw material                         $2,084                $2,965
      Work-in-process                       1,703                 2,470
      Finished goods                        2,726                 2,723
                                        --------------        -------------
                                           $6,513                $8,158
                                        ==============        =============


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                        Sept. 24,             Dec. 25,
                                          1998                  1997
                                      --------------       --------------
    Building and improvements           $    15             $      83
    Equipment                            21,679                21,493
                                      --------------        -------------
                                         21,794                21,576
    Less accumulated depreciation        19,283                18,187
                                      --------------        -------------
                                         $2,511               $ 3,389
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

NOTE 6 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                         Third Quarter          First Nine Months
                                                     ----------------------   ----------------------
                                                       1998         1997        1998         1997
                                                     ---------    ---------   ----------   ---------
Numerator for basic and diluted earnings per share:

        Income (loss) from continuing operations      ($6,378)      $1,436    ($11,236)     $3,885
        Income (loss) from discontinued operations        158         (452)        865      (1,475)
                                                     ---------    ---------   ----------   ---------
        Net income (loss)                             ($6,220)        $984    ($10,371)     $2,410
                                                     =========    =========   ==========   =========
Denominator:
        Denominator for basic earnings per share -
               weighted-average shares                7,174        6,945        7,143        6,880
        Employee stock options (1)                                   241                       159
                                                     ---------    ---------   ----------   ---------
        Denominator for diluted  earnings per share
-
               adjusted weighted-average shares and
               assumed conversions                    7,174        7,186        7,143        7,039
                                                     =========    =========   ==========   =========
Basic earnings (loss) per share
        From continuing operations                   ($0.89)       $0.21       ($1.57)      $0.56
        From discontinued operations                   0.02        (0.07)       0.12        (0.21)
                                                     ---------    ---------   ----------   ---------
        Total basic earnings (loss) per share        ($0.87)      ($0.14)      ($1.45)      $0.35
                                                     =========    =========   ==========   =========
Diluted earnings (loss) per share
        From continuing operations                   ($0.89)       $0.20       ($1.57)      $0.55
        From discontinued operations                   0.02        (0.06)       0.12        (0.21)
                                                     ---------    ---------   ----------   ---------
        Total diluted earnings (loss) per share      ($0.87)       $0.14       ($1.45)      $0.34
                                                     =========    =========   ==========   =========

(1) Excludes 15,615 and 69,316 employee stock options which were antidilutive for the third quarter and the nine months ended
September 24, 1998, respectively.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General


Forward-Looking Statements

Although most of the information contained in this report is historical, certain of the statements contain forward-looking information. To the extent statements in this report involve, without limitation, completion of a proposed acquisition, strengthening of Data I/O's product line, synergies and benefits from the proposed acquisition, development, introduction and shipment of new products, the pursuit of new technologies, markets or strategic alternatives, the Company's expectations for future revenue, expenses, profit, cash flow, balance sheet items, sell-through or backlog, the assessment of the Company's Year 2000 exposure and completion of remediation efforts or any other guidance on future periods, these statements are forward-looking and involve matters which are subject to a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. Although it is not possible to itemize all the factors and specific events that could affect actual results, relevant risks and uncertainties include the possible inability to close the SMS transactions; a variety of difficulties in the integration of acquired operations and achieving intended economies from combining operations; the challenges of managing operations located in Germany and of manufacturing products which the Company has not previously manufactured; customer acceptance of SMS and other new products; the possible inability of the Company to develop and produce new products within a time frame which will enable the Company to offer a competitive product line; production difficulties or delays due to possible delays or non-deliveries of key components by suppliers or other factors; uncertainty of market acceptance of new products; product introductions, technological innovations and pricing practices of competitors; the effect of global, national and regional economic conditions; the possible inability to retain key personnel; the possible loss of sales channel partners due to new product delays or other factors; changes in operating system platforms of preference; changes in demand; increases in component prices or other costs; inventory risks due to shifts in market demand, product obsolescence or other factors and a number of other risks including those discussed in this report and those under the caption "Risk Factors" in Item 1 and elsewhere in the Company's Annual Report on Form 10-K for the year ended December 25, 1997, and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission, press releases and other communications. There can be no assurance the Company will not encounter significant technological, supplier, manufacturing or other problems which will cause the introduction or production of its new products to be delayed. All forward-looking statements contained in this report reflect the Company's expectations at the time of this report only, and the Company disclaims any responsibility to revise or update any such forward-looking statement except as may be required by law.


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

Net Sales
(in thousands)
 ------------------------------------------------------------------------------------------------------


                                             Third Quarter                   First Nine Months
                                     ------------------------------------------------------------------

 Net sales                             1998       1997      % Change     1998       1997       % Change
 ------------------------------------------------------------------------------------------------------


 Non-automated programming             $6,462    $7,550     (14.4%)    $19,974    $22,626     (11.7%)
 systems

 Automated programming systems          1,566     4,212     (62.8%)      5,262     12,401     (57.6%)
                                    ---------------------------------  ---------------------------------

 Total programming systems             $8,028   $11,762     (31.7%)    $25,236    $35,027     (28.0%)


                                             Third Quarter                   First Nine Months
                                    -------------------------------------------------------------------

 Net sales by location                  1998      1997   % Change        1998      1997       % Change
 ------------------------------------------------------------------------------------------------------

 United States                         $3,937    $6,246     (37.0%)    $12,365    $17,660     (30.0%)

    % of total                           49.0%     53.1%                  49.0%      50.4%

 International                          4,091     5,516     (25.8%)     12,871     17,367     (25.9%)

    % of total                           51.0%     46.9%                  51.0%      49.6%

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

Gross Margin

                                          Third Quarter       First Nine Months
                                    --------------------------------------------

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

Research and Development


                                       Third Quarter           First Nine Months
                                ------------------------------------------------

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
 -------------------------------------------------------------------------------


The increase in research and development spending for both the third quarter and first nine months of 1998 as compared to the same periods in 1997 is primarily due to increased engineering staff and spending for materials used in product development related to the Company's continued high investment in new technology into the third quarter of 1998. However, research and development spending in the third quarter decreased approximately 16% as compared to the second quarter 1998 due to the business restructuring plan which was implemented during the third quarter. As part of the business restructuring the Company has shifted its focus to research and development efforts on the ProMaster 970 and on sustaining engineering for the Company's existing products, and has discontinued development of the ProMaster 870 and the application of the DataSite technology in the general purpose programmer market. The Company expects that this shift in focus and development will result in decreased spending on research and development during the fourth quarter 1998 and in 1999. See "Business Restructuring."

Selling, General and Administrative


                                           Third Quarter     First Nine Months
                                    --------------------------------------------

 (in thousands)                         1998      1997       1998       1997
 -------------------------------------------------------------------------------

 Selling, general & administrative     $3,526    $3,460    $11,165    $10,522

 Percentage of net sales                43.9%     29.4%     44.2%      30.0%
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

Interest


                              Third Quarter            First Nine Months
                       ---------------------------------------------------

 (in thousands)            1998       1997             1998      1997
 -------------------------------------------------------------------------

 Interest income           $375       $240            $1,226     $438

 Interest expense          ($14)      ($53)             ($63)   ($164)
 -------------------------------------------------------------------------

The increases in interest income in 1998 periods as compared to the corresponding periods of 1997 are due to an increase in cash, cash equivalents and marketable securities, due primarily to the proceeds received from the Company's land sale and business dispositions during 1997 (see "Discontinued Operations").


Income Taxes


                                     Third Quarter          First Nine Months
                                ------------------------------------------------

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


Net Income and Earnings Per Share

                                           Third Quarter       First Nine Months
                                       -----------------------------------------
(in thousands, except per share data)     1998      1997         1998     1997
--------------------------------------------------------------------------------

Income (loss) from continuing           ($6,378)   $1,436     ($11,236)  $3,885
operations
Percentage of net sales                  (79.4%)    12.2%      (44.5%)    11.1%
Basic earnings (loss) per share
     from continuing operations          ($0.89)    $0.21      ($1.57)    $0.56
Diluted earnings (loss) per share
     from continuing operations          ($0.89)    $0.20      ($1.57)    $0.55
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

Discontinued Operations

(in thousands)                            Third Quarter       First Nine Months
                                      --------------------- --------------------
                                        1998      1997         1998      1997
---------------------------------     ------------------------------------------

Net Sales of discontinued operations    $204     $4,932       $1,152    $11,743
                                      ===================== ====================

Income (loss) from operations before    $158     ($144)        $865    ($1,525)
income taxes
Income taxes                                      (312)                     50
                                      --------------------- --------- ----------

Total income (loss) on discontinued     $158     ($452)        $865    ($1,475)
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


Financial Condition

Liquidity and Capital Resources
                                  September                       Dec
(in thousands)                       24,          Change          25,
                                     1998                         1997
---------------------------------------------- -------------- -------------
Working capital                    $25,085       ($8,141)       $33,226
Total debt                           $403        ($1,597)        $2,000
---------------------------------------------- -------------- -------------

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

(a)     Exhibits                              Page

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



                                                 DATA I/O CORPORATION
                                                     (REGISTRANT)
DATED:   February 10, 1999



                                               By://S//Joel S. Hatlen
                                               ----------------------
                                                    Joel S. Hatlen
                                               Vice President - Finance
                                               Chief Financial Officer
                                               Secretary and Treasurer

                                  EXHIBIT INDEX



  Exhibit Number                       Title                       Page Number
-------------------   ----------------------------------------    ------------


       None