Form 10-K
period 1998-12-31
DATA I/O CORP
filed 1999-03-31
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the fiscal year ended December 31, 1998 Commission File No. 0-10394


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


           Securities registered pursuant to Section 12(b)of the Act:
                                      NONE


          Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock (No Par)
                  Series A Junior Participating Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                   Aggregate market value of voting stock held
             by non-affiliates of the registrant as of March 2, 1999

                                   $10,214,778

  7,238,311 shares of no par value Common Stock outstanding as of March 2, 1999

                       Documents incorporated by reference

Portions of the registrant's Proxy Statement relating to its May 11, 1999 Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K.

                                  Page 1 of 179
                            Exhibit Index on Page 59

                              DATA I/O CORPORATION

                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 1998

                                      INDEX


Part I                                                                    Page

     Item 1.    Business                                                    3

     Item 2.    Properties                                                 15

     Item 3.    Legal Proceedings                                          15

     Item 4.    Submission of Matters to a Vote of Stockholders            15


Part II

     Item 5.    Market for Registrant's Common Stock and Related
                    Stockholder Matters                                    16

     Item 6.    Selected Five-Year Financial Data                          17

     Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    18

     Item 7A.   Quantitative and Qualitative Disclosure About Market Risk  28

     Item 8.    Financial Statements and Supplementary Data                28

     Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosures                   48


Part III

     Item 10.   Directors and Executive Officers of the Registrant         48

     Item 11.   Executive Compensation                                     48

     Item 12.   Security Ownership of Certain Beneficial Owners
                    and Management                                         48

     Item 13.   Certain Relationships and Related Transactions             48


Part IV

     Item 14.   Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                    49


Signatures                                                                 58

Exhibit Index                                                              59

                                     PART I


Item 1.  Business

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements."

General

Data I/O(R) Corporation ("Data I/O" or the "Company") is engaged in the design, manufacture, and sale of programming systems that are used by designers and manufacturers of electronic products. The Company's programming system products are used to program integrated circuits ("ICs" or "devices" or "semiconductors") with the specific unique data for the product within which the ICs will be used, and are an important tool for the electronics industry which is experiencing growing use of programmable ICs. Data I/O markets and distributes its programming systems worldwide, and is a global leader in this market. The Company was incorporated in the state of Washington in 1969.

Strategic Initiatives

1998 was a turbulent year for Data I/O. During 1998, the Company engaged in an extensive assessment of the overall market for device programming systems, the strength of its product portfolio and product development programs, and the strengths and vulnerabilities of competitors. This led to the conclusions that the market for programming systems has become very fragmented and that the overall market may be declining is size. In addition, with the increasing emphasis in the market on low-cost, limited-purpose programming solutions, the Company concluded that its product portfolio did not appear to be well matched to the future requirements of the market. Also, the gross margins for products in this market have eroded and are expected to continue to erode. As a result of these assessments, continuing delays in and cancellations of product development projects, the high costs associated with supporting aging products, declining sales and other factors, the Board of Directors determined to commence a significant restructuring of the Company's operations (described below), discontinue certain products and development projects and investigate means to improve the Company's competitive position. The transactions with SMS and Unmanned Solutions, Inc. described below are intended to fill certain gaps on the Company's product line and provide replacements for certain aging, low-margin products, while the Company works on development of a next-generation programming platform. The Company intends to continue to evaluate business relationships or combinations in the programmer market or in parallel markets and other strategic alternatives to enhance shareholder value. Also, the Company is continuing efforts to reverse the decline in sales and to reduce expenses but cannot predict when the Company might return to profitability. There can be no assurance that these efforts will be successful.

Strategic Transactions

During 1998, the Company completed four strategic transactions aimed at enhancing its corporate focus on programming systems technology.

In April 1998, the Company completed an Agreement with JTAG Technologies, a Netherlands-based manufacturer and developer of Boundary Scan test and programming solutions. The Agreement provides that the Company may resell JTAG Technologies' Boundary Scan in-system programming products under the Data I/O name to engineering and manufacturing markets. In addition, Data I/O acquired one-third of the Common Stock of JTAG Technologies

In November 1998, the Company acquired SMS Holding GmbH ("SMS"), the largest European-based programming equipment company. SMS, a privately held company headquartered in Wangen, Germany, with revenues of approximately $5 million in 1997, specializes in device programmers for engineering and manufacturing. The Company believes the addition of SMS's products will strengthen the Data I/O product line, particularly in multi-site (gang) logic programmers and automated programming systems. The SMS products have been incorporated into the Data I/O family of products and will be sold through the Data I/O worldwide sales and distribution channels starting in 1999. Some of Data I/O's own products, which have experienced declining sales and low margins as they have aged, have been or will be replaced in the Data I/O product line by SMS products. Also in November 1998, the Company acquired a license to the technology, manufacturing, and worldwide distribution rights to the Unmanned Solutions, Inc. AH 400 robotic handler. This handler is used in the SMS fine pitch automated programming system and was acquired to ensure availability of the AH 400 in support of future sales of this system.

In October 1998, the Company acquired a license to the technology and manufacturing rights for the CT-3000 robotic handler from AMTI/ESEC, after ESEC announced plans to consolidate its AMTI operation into its North Carolina facility. This robotic handler is used in the Company's ProMaster(R) 970 Automated Programming System. This agreement allows Data I/O the ability to support existing ProMaster 970 customers.

Business Restructuring

During the third quarter of 1998, the Company began implementing a business restructuring plan that included a downsizing of its work force by approximately one-third, consolidation of Company operations in its headquarters facility onto two floors, and other steps to reduce operations to a level more in line with the lower sales it is experiencing. In the fourth quarter of 1998, the Company announced and implemented further restructuring plans in tandem with the acquisition of SMS (see "Strategic Transactions"). With this restructuring, the Company has four principal objectives: (1) to reduce its corporate overhead; (2) to reduce research and development expenses and to focus its on-going development spending in the segments of the market that show the best potential for growth and return on investment for the Company; (3) to create a more variable cost operating structure including the out-sourcing of manufacturing operations during 1999; and (4) to eliminate redundant products and operations after the acquisition of SMS. Once this restructuring plan is fully implemented through staff reductions, facility consolidation, reprioritization of research and development efforts and outsourcing manufacturing, the Company intends to focus much of its attention on identifying means to improve its competitive position. The restructuring plan implementation is expected to be substantially complete during the second or third quarter of 1999. During the third and fourth quarters of 1998 the Company recorded charges aggregating $2.0 million for in-process research and development related to the acquisition of SMS, $4.6 million of inventory write-downs and $4.4 million of other restructuring charges related to the combination of the businesses and discontinuation of overlapping and end-of-life products.

As part of the restructuring, the Company focused its research and development efforts for the second half of 1998 on the ProMaster 970 and on sustaining engineering for the Company's existing products, and discontinued development of the ProMaster 870 and the application of the DataSite technology in the general purpose programmer market. In manufacturing, the Company has discontinued production of certain of its non-automated programming systems and is reviewing the consolidation of its family of handlers. Together with consolidation of its product offerings, the Company's outsourcing strategy is expected to result in a lower, more flexible cost structure for the Company by reducing fixed overhead costs and the infrastructure that is required for a manufacturing operation.

Industry Background

Data I/O Corporation operates in a narrow segment of the electronics equipment industry that provides programming systems used to program specific design information into programmable ICs. This business segment exists to support the use of programmable ICs (an approximately $9 billion segment of the semiconductor industry) by companies that design and manufacture electronic products that utilize programmable ICs. These companies, who are Data I/O's primary customers, design and manufacture a broad range of electronic products for both consumer and industrial use.

Programmable ICs have grown more rapidly than the semiconductor industry as a whole in recent years. They offer advantages to the electronic product designer to bring products to market more quickly and inexpensively than using fixed-function components, and can offer the advantage of simpler product upgrades. They also offer additional functionality to the user of the product, such as storing personal information or customizing product functionality. As a result, use of programmable ICs is growing rapidly in both high-volume consumer electronic products and more complex electronic systems.

Due to this growth, there are currently over 70 vendors of programmable ICs, and there are thousands of different programmable ICs on the market. The technology trends driving the programmable IC market result in a broad range of requirements for programming design information into these devices. These trends include complex and high pin-count programmable logic devices, smaller chip-scale packages, lower-voltage operation, in-system programming protocols designed into certain ICs, and multiple semiconductor technologies requiring different programming methods.

These technology advances require advanced programming equipment to support this broad range of programmable ICs. In addition, automated systems are increasingly used to handle the miniaturized and fine-pitch IC packages for higher-volume manufacturing. This automated handling equipment is critical for minimizing damage to the delicate leads of the ICs and increasing the volume of programming ICs. In certain types of electronic manufacturing, in-system programming of ICs on printed circuit boards in manufacturing is being performed using Boundary Scan systems or In-Circuit Test systems.

Product Overview

In order to accommodate the expanding variety of programmable ICs being manufactured today, programming systems must have the capability to program the type of IC technology (how it electrically accepts the information), in addition to the specific IC's set of features and functions, while also accommodating the IC's package type, pin arrangement, and number of pins. The Company works closely with major manufacturers of programmable ICs to develop its products in accordance with these requirements. Many of these manufacturers endorse Data I/O's programming systems as equipment they recommend for end-user applications, as well as for use in their own environments. With their broad range of capabilities, some of Data I/O's systems can program more than 7,000 programmable ICs, which accounts for the vast majority of the types of programmable ICs currently available.

In November 1997, the Company disposed of its Semiconductor Equipment and Synario Design Automation Divisions leaving the Company with operations in one business segment, programming systems. Data I/O's line of programming systems includes a broad range of products, systems, modules, and accessories, which the Company groups into four general categories: non-automated programming systems, automated programming systems, in-system programming systems, and software support and service.

Non-Automated Programming Systems

The Company's line of non-automated programming systems provides solutions for both engineering and low- to medium-volume manufacturing customers. Non-automated programming systems require a user to physically handle the ICs being programmed. Engineering customers typically use single-site programming systems during the prototype phase of a new design, and may purchase inexpensive systems for limited device needs or more expensive systems to support more complex devices or a large variety of device types. Single-site programming systems can perform programming on one programmable IC at a time. Data I/O offers single-site programming systems from $995 for the ChipWriterTM up to $17,000 for the UniSiteTM Programming System.

Low- to medium-volume manufacturing customers often use multi-site (or gang or parallel) non-automated programming systems for increased volume. Multi-site programming systems can program multiple devices simultaneously. Data I/O offers multi-site programming systems from $1,195 for the ChipWriter Gang up to $15,000 for the MultiSyte gang systems.

The UniSite Universal Programming System supports over 7,000 devices, and has a large installed base of customers who depend on regular software updates for supporting new devices. The 3980 Programming System offers almost the same breadth of device support at a lower price point, and is a mainstream product for the Company. The LabSite Programming System is a lower-priced, single-site programming system typically used for specific design projects. Under a worldwide distribution agreement with ICE Technology, the Company sells a line of low-priced programmers under the brand name ChipWriter. The ChipWriter, ChipWriter Portable, and ChipWriter Gang offer very cost-effective programming solutions.

Following the acquisition of SMS in November 1998, Data I/O incorporated the SMS Sprint family of programmers and introduced them to the Data I/O distribution channels in the first quarter of 1999. These Sprint products strengthen the product offering with both single-site and multi-site models. The single-site models start with the entry-level Plus48 programming system at $1,795. The Optima line of products offers support for a broad range of programmable ICs and a family of configurations including dual package support. The MultiSyte gang programmer line has configurations including two-, four-, and eight-site versions for low- to medium-volume manufacturing requirements with broad programmable IC support including logic devices.

Automated Programming Systems

The Company offers a range of automated programming systems that provide electronic equipment manufacturers with an automated pick and place method for handling, programming, testing and marking programmable ICs. Automated programmers are most frequently used by medium- to high-volume manufacturers to automate the programming process, thereby reducing labor costs, to eliminate potential damage to devices due to human handling, and to more accurately handle more complex and delicate IC package types. The automated programming system feeds the programmable IC out of its protective media (trays, tubes, or tape & reel), places the IC into the socket of the programmer, completes programming, applies a label or laser mark, rejects the ICs that could not be programmed correctly, and loads correctly programmed ICs back into protective media (trays, tubes or tape & reel). The IC is then ready to be assembled onto printed circuit board using other automated production equipment. Data I/O offers automated programming systems that range from approximately $50,000 for the ProMaster 2500 up to approximately $500,000 for the ProMaster 970.

Following the acquisition of SMS in November 1998, Data I/O incorporated the SMS PP100 fine-pitch automated system into its product line and introduced it to the Data I/O distribution channels in the first quarter of 1999. The PP100 offers a flexible range of programmer and device media options and requires only limited floor space. The system can be configured with 4 to 12 programmer sites utilizing the same programmer technology as the Sprint family of programmers to support a wide range of programmable ICs including fine pitch logic devices. The PP100 utilizes precise pick-and-place technology, has optional marking capabilities, and can handle ICs in trays, tubes, or tape & reel media. System pricing starts at under $200,000. This system is already in use among consumer, medical and automotive electronics manufacturers, and is supporting contract manufacturers and programming centers.

The Company also provides a complete line of labels for use with its automated programming systems. These labels are custom manufactured by Data I/O for the ProMaster 2500, the ProMaster 3000 and their predecessors, the ProMaster 2000 and the AutoLabel 1000. Labels are also manufactured for use with non-Data I/O automated programming systems.

In-System Programming Products

Data I/O offers the BoundarySite family of In-System programming products that allow electronic manufacturers to program programmable logic devices and flash memory devices after they have been mounted on printed circuit boards. Complete system configurations start at under $10,000. Data I/O offers these products through a strategic alliance formed with JTAG Technologies in 1998, which provides Data I/O distribution rights for certain JTAG Technology products under the Data I/O name.

Software and Service Support

The Company offers software updates, which contain the necessary algorithms to program new devices as they are introduced by the semiconductor manufacturers. These periodic updates may also include enhancements to existing algorithms and may add new features and functionality to the programmers. The software updates are essential to the Company's customers to keep the programmers current so that new devices can be programmed. Customers may purchase update contracts that entitle them to receive periodic updates throughout the year. Software update contracts have been a significant source of revenue for the Company.

The Company also offers out-of-warranty service and repair of its products. Service contracts are offered for repair, preventative maintenance and calibration of the systems. This additional support enables the Company's customers to keep their programming products at current support levels, and have been a significant source of revenue for the Company.

Customers

The Company markets programming systems to thousands of customers worldwide in a broad range of industries including telecommunications, consumer electronics, computers, test and measurement, medical, transportation, military, aerospace, electronic contract manufacturing, and semiconductors. These customers design and/or manufacture electronic products that incorporate programmable ICs or manufacture and/or provide services for these ICs. The engineering department typically utilizes non-automated programming systems to program ICs for prototype designs to facilitate product testing and development. The manufacturing department (either in-house or at a contract manufacturing facility) may use non-automated and/or automated programming systems to produce the volume of programmable ICs necessary to support their production. In addition, some manufacturing departments choose to outsource the programming of ICs to a programming service company, who can also be a customer for the Company's products. The Company estimates that during 1998, it sold products to over 3,000 customers throughout the world, none of whom accounted for more than 10% of the Company's net sales. None of the Company's independent distributors or representatives accounted for more than 5% of the Company's net sales.

Geographic Markets and Distribution

The Company markets and sells its products through a combination of direct sales, internal telesales, and indirect sales representatives and distributors. The Company continually evaluates its sales channels against its evolving markets and customers.

U.S. Sales

The Company markets its products throughout the U.S. using a variety of sales channels including its own field sales management personnel, independent sales representatives, and a direct telesales organization. The Company's U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by the Company. The Company recognizes sales at the time of shipment.

Foreign Sales

Foreign sales represented approximately 52% of net sales of programming systems in each of 1998, 1997 and 1996 (see Note 16 of "Notes to Consolidated Financial Statements"). Foreign sales are made through the Company's wholly owned subsidiaries in Germany and Canada, as well as through independent distributors and sales representatives located in 32 other countries. Sales made through foreign subsidiaries are denominated in local currency and recognized when the subsidiary ships to the end-user. The Company's independent foreign distributors purchase Data I/O products in U.S. Dollars for resale; and the sale is recognized at the time of shipment to the distributor. Distributors are allowed to return a portion of their Data I/O product inventory for credit on future purchases, subject to limitations. As with U.S. sales representatives, sales made by international sales representatives are on an agency basis with shipments made directly to the customer by the Company. These sales are denominated in U.S. Dollars and are recognized at the time of shipment.

Total foreign sales are determined by the geographic area into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to the Company's foreign distributors and representatives' customers. Foreign sales do not include transfers between the Company and its foreign subsidiaries. Export sales are subject to U.S. Department of Commerce regulations. The Company has not, however, experienced any difficulties to date as a result of these requirements.

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

In February 1999, Data I/O sold its Japan sales and service subsidiary to Synchro-Work Corporation, one of its sub-distributors in Japan. In connection with this sale, the Company and Synchro-Work also entered into a new distribution agreement under which Synchro-Work will continue to sell the Company's products and assume and fulfill all warrantee, software update contract, service contract and phone support obligations in Japan.

Competition

The competitors in the market for programming systems are highly fragmented, consisting of a large number of companies in many regions of the world. The Company believes that it has the leading market share for programming systems, with approximately 25% of the total worldwide revenue. Although independent market information is not available, this estimate is based on internal analysis by the Company and supplemented with external research. Competitive factors include product features, programmable IC support, brand awareness and preference, price, ease of use, quality, reliability, throughput, distribution channels, availability, post-sales support, and service. The Company's competitiveness depends on offering the most effective combination of these factors.

Many of the competitors in non-automated programming systems are small companies that distribute their products in limited geographical regions, and compete primarily on price, local support, and response to specific customer programmable IC needs. Programmable IC companies who offer programming systems for their own devices through their distribution channels hold a small portion of the market. Data I/O competes in the non-automated programming systems area primarily on the breadth of its product line and programmable IC support, the strength of its worldwide distribution channels, brand awareness and preference, post-sales support, and service. The Company competes against very low-price products from many smaller companies with the ChipWriter product family. The Company believes that the introduction of the programming products resulting from the SMS acquisition will further enhance its competitive position. These products offer competitive prices and the efficiency of a common operating platform across all products, which is expected to allow more responsive support for new devices.

There are fewer competitors in the automated programming systems category. This category includes several companies that offer integrated systems, and other companies that offer automated handling systems that require integration with a programming system by the customer. The Company's largest competitor for automated programming systems is BP Microsystems. The primary factors that the competitors with integrated systems compete on include system price / throughput, programmable IC support, post-sales support, and service. Data I/O competes in this category primarily on the factors of breadth of product line, brand awareness and preference, post-sales support, service, and distribution channels. The Company believes that the PP 100 fine-pitch automated system will significantly improve its competitive position in the factors of system price / throughput, and device support.

Certain customers are using their in-circuit test equipment to also program ICs after they have been assembled onto printed circuit boards. The Company believes that the high cost of in-circuit test equipment may be a major disadvantage and, therefore, has introduced the lower-cost BoundarySite product family for in-system programming. This product family has resulted from the strategic relationship with JTAG Technologies (see "Strategic Transactions").

Revenue History by Segment

The table below details the contribution the Company's three principal business segments made to total net sales for the last three fiscal years (in thousands of Dollars):

           Programming Systems Division       Semiconductor Equipment         Synario Design Automation
                                                  Division (1) (2)                   Division (3)               Total Sales
           ----------------------------       -----------------------         -------------------------     --------------------
                     Percent    Percent               Percent    Percent                 Percent   Percent                Percent
  Year      Amount    Growth    of Total      Amount   Growth    of Total     Amount     Growth    of Total    Amount     Growth
  ----      ------    ------    --------      ------   ------    --------     ------     ------    --------    ------     ------

1998        $35,338   (23.6%)     100%                                                                         $35,338    (42.2%)
1997        $46,284    (5.3%)     75.8%       $7,640    104%       12.5%       $7,172     (8.3%)    11.7%      $61,096      1.1%
1996        $48,860   (15.0%)     80.9%       $3,744    500%       6.2%        $7,819     (1.2%)    12.9%      $60,423     (8.5%)


(1) The Semiconductor Equipment Division was sold in November 1997 and has been accounted for in the financial statements as discontinued operations.
(2) Excludes inter-segment sales to the Programming Systems Division of $1,876,000 in 1996.
(3) The Company disposed of its Synario Design Automation Division in November 1997. The Synario Design Automation Division has been accounted for in the financial statements as discontinued operations.

Manufacturing, Raw Materials, and Backlog

During 1998, Data I/O conducted manufacturing operations at its principal facility in Redmond, Washington, where it manufactures automated and non-automated programming systems. In its manufacturing processes, the Company uses a combination of standard components, proprietary custom ICs and fabricated parts manufactured to Data I/O specifications. Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer subassemblies, custom ICs, hybrid circuits and connectors, are purchased from single sources. The Company believes that additional sources can be developed for present single-source components without significant difficulties in obtaining supplies. There can, however, be no assurance that single-source components will continue to be readily available.

The Company plans to outsource its Redmond manufacturing operations in the second half of 1999. Together with consolidation of the product offerings, this outsourcing strategy is expected to result in a lower, more flexible cost structure for the Company by reducing fixed overhead costs and the infrastructure that is required for a manufacturing operation.

Manufacturing of the SMS products is currently done by outside suppliers. This practice will continue in 1999 and the Company will continue to search for additional suppliers for these products.

Most orders are scheduled for delivery within one to 60 days after receipt of order. The Company's backlog of pending orders was approximately $4.2 million, $5.7 million, and $4.1 million as of December 31, 1998, December 25, 1997, and December 26, 1996, respectively.

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

Research and Development

Because Data I/O's future growth is, to a large extent, dependent upon the timely development and introduction of new products and its support of the latest programmable ICs, the Company is committed to a substantial research and development program. Research and development activities include design of new products and continual enhancement and support of existing products. The Company made expenditures for research and development of $9,109,000, $7,807,000, and $8,121,000 in 1998, 1997 and 1996, respectively, representing 25.8%, 16.9%, and
16.6%, of net sales, respectively. The high level of research and development spending in 1998 was due to continued spending to complete development of the ProMaster 970, high levels of spending on new products, including products that were cancelled, and lower revenue in 1998.

During 1998, 1997, and 1996, the Company directed its primary product development efforts toward a new generation programming technology and to new automated programming and handling systems. The ProMaster 970, which incorporates a version of the new DataSite programming system for automated systems, was completed in the fourth quarter of 1998. However, development of the DataSite new generation programming technology for the general purpose programming market and the ProMaster 870 automated programming system were cancelled during 1998. Substantial engineering resources were also devoted to developing software updates for programming systems to provide support for new programmable ICs from semiconductor manufacturers.

Patents, Copyrights, Trademarks, and Licenses

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

The Company attempts to protect its rights in proprietary software products by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in its licenses, and by requiring its employees to execute non-disclosure agreements. The Company's software products are typically shipped in sealed packages on which notices are prominently displayed informing the end-user that, by breaking the seal of the packaging, the end-user agrees to be bound by the license agreement contained in the package. The license agreement includes limitations on the end-user's authorized use of the product, as well as restrictions on disclosure and transferability. The legal and practical enforceability and extent of liability for violations of license agreements that purport to become effective upon opening of a sealed package are unclear. The Company is not aware of any situation where a license agreement restricting an end-user's authorized use of a licensed product resulted in enforcement action.

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, there is a possibility that portions of the Company's products might infringe upon existing patents or copyrights, and the Company may, therefore, be required to obtain licenses or discontinue the use of the infringing technology. The Company believes that any exposure it may have regarding possible infringement claims is a reasonable business risk similar to that being assumed by other companies in the electronic equipment and software industries. However, any claim of infringement, with or without merit, could be costly and a diversion of management's attention, and an adverse determination could adversely affect the Company's reputation, preclude it from offering certain products, and subject it to substantial liability.

Employees

As of December 31, 1998, the Company had 270 total employees, of which 50 were located outside the U.S. The Company anticipates additional headcount reductions throughout 1999 in connection with its restructuring (see "Strategic Initiatives"). Many of Data I/O's employees are highly skilled and the Company's continued success will depend in part upon its ability to attract and retain employees who are in great demand within the industry. At times, the Company, along with most other electronic equipment manufacturers and software developers, experiences difficulty in hiring and retaining experienced personnel, particularly in technical areas. There is no assurance that the Company will be able to attract and retain qualified personnel in the future. None of the Company's employees are represented by a collective bargaining unit and the Company believes relations with its employees are favorable.

Environmental Compliance

The Company's facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment. Compliance with environmental laws has not had, nor is it expected to have, a material effect on capital expenditures, the financial position, the results of operations or the competitive position of the Company.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of the Company as of March 2, 1999:

     Name                      Age        Position

     Frederick R. Hume          56        President and Chief Executive Officer

     Helmut Adamski             38        Vice President
                                          Marketing

     Mark L. Edelsward          42        Vice President
                                          Worldwide Sales

     Joel S. Hatlen             40        Vice President
                                          Finance
                                          Chief Financial Officer
                                          Secretary and Treasurer

     Jim Rounds                 50        Vice President
                                          Engineering

Frederick R. Hume joined the Company as President and Chief Executive Officer in February 1999. He was appointed to the Board of Directors of the Company in January 1999. From 1988 until his retirement in 1998, Mr. Hume was Vice President and General Manager of Keithley Instruments in Cleveland, Ohio. From 1972 to 1988, he held various management positions at Fluke Corporation, including Group Vice President for Manufacturing and Research and Development.

Helmut Adamski joined the Company in November 1998 when the Company acquired SMS GmbH. From 1994 until the acquisition, Mr. Adamski served as the Chief Executive Officer of SMS GmbH. From 1991 to 1993, he was the Vice President of Operations for Schnieder & Koch, a German manufacturer of networking products. Prior to 1991, he served in various management roles for Digital Equipment Corporation.

Mark L. Edelsward joined Data I/O Canada as Distribution Manager in 1987. He has held a variety of sales-related positions with the Company, including European, Pacific Region and USA Sales Management roles. In January 1998, he was promoted to Vice President of Worldwide Sales. From 1978 until joining the Company, Mr. Edelsward was employed by Allan Crawford Associates, a Canadian distributor of test and measurement and scientific instrumentation.

Joel S. Hatlen joined the Company in September 1991 as a Senior Tax Accountant and became Tax Manager in December 1992. He was promoted to Corporate Controller in December 1993. In February 1997, he was named Chief Accounting Officer and Corporate Controller. In January 1998, he was promoted to Vice President of Finance and Chief Financial Officer, Secretary and Treasurer. From September 1981 until joining the Company, Mr. Hatlen was employed by Ernst & Young LLP, where his most recent position was Senior Manager.

Jim Rounds joined the Company in September 1998. Prior to joining the Company, Mr. Rounds spent 23 years at Hewlett-Packard Corporation, where he last served as Research and Development Manager for one of the company's new business initiatives from 1995 to 1998. Prior to that, he served as Research and Development Manager for Hewlett-Packard's Lake Stevens Division from 1993 to 1995, which supported many product lines and introduced many new products.

Cautionary Factors That May Affect Future Results

Our disclosure and analysis in this report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. In particular, these include statements relating to future action, prospective products, new technologies, future performance or results of current and anticipated products, sales efforts, expenses, out-sourcing of functions, Year 2000 remediation activities, the outcome of contingencies, and financial results.

Any or all of our forward-looking statements in this report or in any other public statement we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors -- for example, product competition and our product development -- will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may materially vary.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the SEC and press releases. Also, note that we provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect the Company. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

Development, Introduction and Shipment of New Products

The Company currently is developing new engineering and automated programming systems. Significant technological, supplier, manufacturing or other problems may delay the development, introduction or production of these products.

For example, we may encounter these problems:

o technical problems in the development of a new programming system platform or the robotics for new automated handing systems

o    inability to hire qualified personnel

o delays or failures to perform by third parties involved in our development projects

Our sales in the past two years have been significantly adversely affected by delays in developing and releasing new products. Some customers waited for our new products, while many others purchased products from our competitors. Delays in the completion and shipment of new products, or failure of customers to accept new products, including those acquired from SMS in late 1998, may result in a decline in sales in 1999.

Variability in Quarterly Operating Results

Our operating results tend to vary from quarter to quarter. Our revenue in each quarter is substantially dependent upon orders received within that quarter. Conversely, our expenditures are based on investment plans and estimates of future revenues. We may, therefore, be unable to quickly reduce our spending if our revenues decline in a given quarter. As a result, operating results for that quarter will suffer. Our results of operations for any one quarter are not necessarily indicative of results for any future periods.

Other factors which may cause our quarterly operating results to fluctuate include:

o    increased competition

o    timing of new product announcements

o    product releases and pricing changes by us or our competitors

o    market acceptance or delays in the introduction of new products

o    production constraints

o    the timing of significant orders

o    customers' budgets

o    foreign currency exchange rates

Due to all of the foregoing factors, it is possible that in some future quarters our operating results will be below expectations of analysts and investors.

Rapid Technological Change

Product technology in our industry evolves rapidly, making timely product innovation essential to success in the marketplace. The introduction of products with improved technologies or features may render our existing products obsolete and unmarketable. Technological advances that may negatively impact our business include:

o new IC package types requiring hardware and software changes in order to be programmed by our products

o electronics equipment manufacturing practices, such as widespread use of in-circuit programming

o customer software platform preferences different from those on which our products operate

o more rigid industry standards, which would decrease the value-added element of our products and support services

If we cannot develop products in a timely manner in response to industry changes, or if our products do not perform well, our business and financial condition will be adversely affected. Also, our new products may contain defects or errors which give rise to product liability claims against us or cause them to fail to gain market acceptance.

Economic and Market Conditions

Our business is impacted by capital spending plans and other economic cycles that affect the users and manufacturers of ICs. These industries are highly cyclical and are characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. Our operations may in the future reflect substantial fluctuations from period-to-period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. These factors could have a material adverse effect on our business and financial condition.

Competition

Technological advances have reduced the barriers of entry into the programming systems markets. We expect competition to increase from both established and emerging companies. Certain competitors have recently increased their market share in our business. We believe this is due in part to our product development delays. If we fail to compete successfully against current and future sources of competition, our profitability and financial performance will be adversely impacted.

Dependence on IC Manufacturers

We work closely with most semiconductor manufacturers to ensure that our programming systems comply with their requirements. In addition, many semiconductor manufacturers recommend our programming system for use by users of their programmable devices. These working relationships enable us to keep our programming systems product line up-to-date and provide end-users with broad and current programmable IC support. Our business may be adversely affected if our relationships with semiconductor manufactures deteriorate.

Out-Sourcing of Functions

In the third and fourth quarters of 1998, the Company announced several steps to restructure its operations to reduce its costs to a level more in line with current sales levels. One of these steps is the out-sourcing of certain of the Company's manufacturing. The Company may encounter added costs, quality problems or production delays as this process occurs.

Dependence on Suppliers

Certain parts used in our products are currently available from either a single supplier or from a limited number of suppliers. If we cannot development alternative sources of these components, or if we experience a deterioration in our relationship with these suppliers, there may be delays or reductions in product introductions or shipments, which may materially adversely effect our operating results.

Because we rely on a small number of suppliers for certain parts, we are subject to possible price increases by these suppliers. Also, we may be unable to accurately forecast our production schedule. If we underestimate our production schedule, suppliers may be unable to meet our demand for components. This delay in the supply of key components may materially adversely affect our business.

Reliance on Third-Party Distribution Channels

We have a small internal sales force. We depend heavily on third-party representatives, OEMs, VARs and distributors. Therefore, the financial stability of these distributors is important to us. Highly skilled professional engineers use most of our products. To be effective, third-party distributors must possess significant technical, marketing and sales resources and must devote their resources to sales efforts, customer education, training and support. These required qualities limit the number of potential third-party distributors. Our business will suffer if we cannot attract and retain a sufficient number of qualified third-party distributors to market our products.

International Operations

International sales represented approximately 52% of our net revenue for the fiscal year ended December 31, 1998. We expect that international sales will continue to be a significant portion of our net revenue.
International sales may fluctuate due to various factors, including:

o    unexpected changes in regulatory requirements

o    tariffs and taxes

o    difficulties in staffing and managing foreign operations

o longer average payment cycles and difficulty in collecting accounts receivable

o    fluctuations in foreign currency exchange rates

o    compliance with applicable export licensing requirements

o    product safety and other certification requirements

o    political and economic instability

The European Community and European Free Trade Association have established certain electronic emission and product safety requirements ("CE"). Certain of our new products have not yet met these requirements. Failure to obtain either a CE certification or a waiver for any product may prevent us from marketing that product in Europe.

We operate subsidiaries in Germany and Canada. Our business and financial condition is, therefore, sensitive to currency exchange rates or any other restrictions imposed on their currencies. Currency exchange fluctuations in Canada and Germany may adversely effect our investment in our subsidiaries.

Protection of Intellectual Property

Refer to the section captioned "Patents, Copyrights, Trademarks and Licenses" in
Item 1 above.

Acquisitions

In November 1998, the Company acquired SMS GmbH of Wangen, Germany, a former competitor and the largest European-based programming equipment company. This was a step to expand the Company's product line and, in some cases, replace aging or otherwise non-competitive or low margin products. We are currently working to integrate the two companies' product offerings. Integrating the products and operations of SMS with ours during 1999 will place significant burdens on our management and operating teams, and may divert management's attention from other business concerns. If we fail to successfully integrate

SMS's products and operations with our own, our business and financial condition may suffer. The SMS products may not be accepted by the Company's sales channels or customers. Also, SMS's products have been manufactured to SMS's specifications by a third-party contract manufacturer. The Company may not be able to obtain a sufficient quantity of these products if and when needed, which may result in lost sales. The acquisition of the SMS product line also introduces the need for the Company to provide device support to its customers for an additional proprietary architecture, which involves costs and management attention.

We may pursue additional acquisitions of complementary technologies, product lines or businesses. Future acquisitions may include risks like those involved in our acquisition of SMS, as well as risks of entering markets where we have no or limited prior experience, and the potential loss of key employees of the acquired company. Future acquisitions may also impact our financial position. For example, we may use significant cash or incur additional debt, which would weaken our balance sheet. We may also amortize expenses related to the goodwill and intangible assets acquired, which may reduce our profitability.

We cannot guarantee that future acquisitions will improve our business or operating results.

Dependence on Key Personnel

Refer to the section captioned "Employees" above.

Potential Volatility of Stock Price

The stock prices of technology companies tend to fluctuate significantly. We believe factors such as announcements of new products by us or our competitors and quarterly variations in financial results may cause the market price of our Common Stock to fluctuate substantially. In addition, overall volatility in the stock market, particularly in the technology company sector, is often unrelated to the operating performance of companies. If these market fluctuations continue in the future, they may adversely affect the price of our Common Stock.

Risks of Year 2000 Non-compliance

Refer to the section captioned "Impact of Year 2000" in Item 7 below.

Item 2.  Properties

In May 1997, the Company completed the sale of the land and building comprising its Redmond, Washington corporate headquarters and is currently leasing the 96,000 square foot building back on a 10-year lease-back agreement with an option to renew the lease for an additional 10 years. This lease requires base annual rental payments in 1999 of approximately $981,000. See Note 7 of "Notes to Consolidated Financial Statements." As part of its restructuring plan implementation, the Company has vacated one floor of the leased Redmond facility (approximately 25,000 square feet) and is seeking a tenant to sublet this space. As the restructuring plan is fully implemented during 1999, the Company may have an opportunity to sublet additional space within this facility.

In addition to the Redmond facility, approximately 8,500 square feet is leased at two foreign sales and service locations.

In November 1998, the Company completed its acquisition of SMS GmbH located in Wangen, Germany. At the date of this report, this subsidiary occupied a 5,000 square foot leased facility. The lease for this facility will terminate in September 1999, at which time the Company expects to relocate SMS's operations into a new 11,000 square foot building in Wangen. The new lease, which has been signed, runs until October 2009. See Note 3 and Note 11 of "Notes to Consolidated Financial Statements."

Item 3.  Legal Proceedings

Nothing to report.

Item 4.  Submission of Matters to a Vote of Stockholders

No matters were submitted for a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The following table shows, for the periods indicated, the market sales price range for the Company's common stock as reported by the NASDAQ National Market tier of The NASDAQ Stock Market (NASDAQ symbol is DAIO).

              Period                                High          Low

 1998         Fourth Quarter                       $2.63        $1.44
              Third Quarter                         4.13         2.13
              Second Quarter                        5.63         3.00
              First Quarter                         6.50         4.88

 1997         Fourth Quarter                       $8.00        $6.13
              Third Quarter                         7.63         4.63
              Second Quarter                        6.50         4.50
              First Quarter                         5.50         4.38

The approximate number of shareholders of record and approximate number of beneficial shareholders of record on March 2, 1999 was 873 and 3,500, respectively.

Except for a special cash dividend of $4.15 per share paid on March 8, 1989, the Company has not paid cash dividends on its common stock and does not anticipate paying regular cash dividends in the foreseeable future. The Company's U.S. line of credit agreement, which is up for renewal in May 1999, restricts the payment of cash dividends through a requirement for a minimum level of tangible net worth of $15.0 million.

Item 6.           Selected Five-Year Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.

                                                                                       Year Ended
-----------------------------------------------------------------------------------------------------------------------------
                                                               Dec. 31,      Dec. 25,     Dec. 26,    Dec. 28,    Dec. 29,
(in thousands, except employee and per share data)               1998          1997         1996        1995        1994
-----------------------------------------------------------------------------------------------------------------------------

For The Year:

     Net sales                                                 $35,338       $46,284       $48,860     $57,496     $53,456
     Gross margin                                               10,405        23,536        22,926      30,110      27,772
     Research and development                                    9,109         7,807         8,121       6,581       6,282
     Selling, general and administrative                        14,386        13,924        14,618      15,719      15,627
     Write-off acquired in-process R&D (1)                       1,959             -             -           -           -
     Provision for business restructuring (2)                    4,370             -             -           -           -
     Operating income (loss)                                   (19,418)        1,805           187       7,810       5,863
     Non-operating income (expense)                                952         2,757           (59)        125        (134)
     Income (loss) from continuing operations before income
        taxes                                                  (18,466)        4,562           128       7,935       5,729
     Income tax expense                                            (58)         (176)         (121)       (892)       (975)
     Income (loss) from continuing operations                  (18,524)        4,386             7       7,043       4,754
     Income (loss) from discontinued operations (3)                894         7,114        (1,108)     (2,282)     (2,028)
     Net income (loss)                                        ($17,630)      $11,500       ($1,101)     $4,761      $2,726
-----------------------------------------------------------------------------------------------------------------------------

At Year-end:
     Working capital                                           $15,084       $33,226       $10,054     $12,005     $10,038
     Total assets                                              $40,089       $57,736       $39,319     $44,776     $43,487
     Long-term debt                                                 $0            $0        $1,500      $1,500      $1,500
     Total debt                                                   $564        $2,000        $1,605      $1,617      $1,940
     Stockholders' equity                                      $18,909       $34,614       $22,559     $25,929     $24,343
     Number of employees from continuing operations                270           328           332         349         345
-----------------------------------------------------------------------------------------------------------------------------

Common Stock Data (4):
     Basic earnings per share:
        From continuing operations                              ($2.59)        $0.63         $0.00       $0.94       $0.65
        Net income (loss)                                       ($2.46)        $1.66        ($0.16)      $0.64       $0.37
     Diluted earnings per share:
        From continuing operations                              ($2.59)        $0.62         $0.00       $0.89       $0.64
        Net income (loss)                                       ($2.46)        $1.62        ($0.16)      $0.60       $0.37
     Book value per share at year-end                            $2.63         $4.92         $3.33       $3.66       $3.28
     Shares outstanding at year-end                              7,187         7,039         6,778       7,084       7,432
     Weighted-average shares outstanding                         7,154         6,909         6,857       7,515       7,354
     Weighted-average and potential shares outstanding           7,154         7,087         7,035       7,879       7,420
-----------------------------------------------------------------------------------------------------------------------------

Key Ratios:
     Current ratio                                                1.8           2.7           1.7         1.7        1.6
     Gross margin to sales                                       29.4%         50.9%         46.9%       52.4%      52.0%
     Operating income (loss) to sales                           (54.9%)         3.9%          0.4%       13.6%      11.0%
     Income (loss) from continuing operations to sales          (52.4%)         9.5%          0.0%       12.2%       8.9%
     Return on average stockholders' equity                     (63.5%)        16.8%          0.0%       26.9%      21.4%
-----------------------------------------------------------------------------------------------------------------------------

Footnotes:
(1) For further discussion, see Note 3 of "Notes to Consolidated Financial Statements."
(2) For further discussion, see Note 2 of "Notes to Consolidated Financial Statements."
(3) For further discussion, see Note 4 of "Notes to Consolidated Financial Statements."
(4) For further discussion, see Notes 1 and 13 of "Notes to Consolidated Financial Statements."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward looking. In particular, statements herein regarding industry prospects; future results of operations or financial position; integration of acquired products and operations; market acceptance of the Company's reconstituted products; development, introduction and shipment of new products; completion of outsourcing of manufacturing and certain sustaining engineering functions on favorable terms and without significant disruption and achievement of cost savings from such outsourcing; the assessment of the Company's year 2000 exposure and completion of remediation efforts; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. The following discussions and the section entitled "Business - Additional Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

Strategic initiatives

In November 1998 the Company completed the acquisition of all products and the business of SMS Holding GmbH ("SMS"), the largest European-based programmer company. SMS, a privately-held company headquartered in Wangen, Germany, with revenues of approximately $3.0 million for the 10 months ended October 1998 and $4.7 million in 1997, specializes in device programmers for engineering and manufacturing. The Company paid approximately $5.2 million in cash for SMS and assumed approximately $1.5 million of liabilities. The acquisition was made to add to Data I/O's product offerings, especially in multi-site (or gang) logic programmers and automated handlers where the Company has sought to strengthen its product portfolio. Some of Data I/O's own products, which have experienced declining sales and low margins as they have aged, will be replaced in the Data I/O product line by SMS products.

Related to the acquisition of SMS, in November 1998 the Company acquired a license from Unmanned Solutions, Inc. ("USI"), a California company, for the technology, manufacturing and worldwide distribution rights to Unmanned Solutions' AH 400 robotic handler. For this license the Company paid $300,000. The Unmanned Solutions handler is used in the SMS fine pitch automated programming system, and is a high-performance, low-cost handler. These rights were obtained in order to insure availability of the AH 400 in support of future sales of SMS's fine pitch automated programmer.

The Company pursued these strategic initiatives after assessing the overall market for device programming systems, the strength of the Company's product portfolio and product development programs, and the strengths and vulnerabilities of its competitors. This assessment led to the conclusions that the market for programming systems has become very fragmented and that the overall market may be declining in size. In addition, with the increasing emphasis in the market on low-cost, limited purpose programming solutions, the Company's product portfolio did not appear to be well matched to the future requirements of the market. Also, the gross margins for the Company's products in this market have eroded and are expected to continue to erode. As a result of these conclusions, continuing delays in and cancellation of product development projects, the high costs associated with supporting aging products, declining sales and other factors, the Board of Directors determined to commence a significant restructuring of the Company's operations, discontinue certain products and development projects and investigate means to improve the Company's competitive position. The SMS and USI transactions were intended to fill certain gaps in the Company's product lines and provide replacements for certain aging, low-margin products while focusing on development of a next-generation programming platform. The Company intends to continue to evaluate business relationships or combinations in the programmer market or in parallel markets and other strategic alternatives to enhance shareholder value. Also, the Company is continuing efforts to reverse the decline in sales and to reduce expenses but cannot predict when the Company might return to profitability. There can be no assurance that these efforts will be successful.

In September 1998 the Company announced that it had obtained a license to the technology and manufacturing rights from AMTI/ESEC Inc. for the CT 3000 handler used in the Company's ProMaster 970(R) Automated Fine Pitch Programming System. This became necessary due to the decision of AMTI/ESEC to discontinue production of the CT 3000 after it has completed a limited number of units currently in production. The steps taken by AMTI/ESEC caused the Company to incur additional expenses and increased the risks associated with the 970. In the fourth quarter of 1998 the Company was able to record revenue on six 970 units after successful completion of certain configuration requirements and performance enhancements.

Business Restructuring. During the third quarter of 1998 the Company began implementing a business restructuring plan that included a downsizing of its work force by approximately one-third, consolidation of Company operations in its headquarters facility onto two floors, and other steps to reduce operations to a level more in line with the lower sales it is experiencing. In the fourth quarter 1998 the Company announced and implemented further restructuring plans in tandem with the acquisition of SMS. With this restructuring, the Company has four principal objectives: (1) to reduce its corporate overhead; (2) to reduce research and development expenses and to focus its on-going development spending in the segments of the market that show the best potential for growth and return on investment for the Company; (3) to create in a more variable cost operating structure including the out-sourcing of certain of its manufacturing operations during the second or third quarter of 1999; and (4) to eliminate redundant products and operations after the acquisition of SMS. Once this restructuring plan is fully implemented through staff reductions, facility consolidation, reprioritization of research and development efforts and outsourcing of manufacturing, the Company intends to focus much of its attention on identifying means to improve its competitive position. The restructuring plan implementation is expected to be substantially complete by the end of the third quarter of 1999.

As part of the restructuring, the Company focused its research and development efforts for the second half of 1998 on the ProMaster 970 and on sustaining engineering for the Company's existing products, and discontinued development of the ProMaster 870 and the application of the DataSite technology in the general purpose programmer market. In manufacturing, the Company has discontinued production of certain of its non-automated programming systems and is reviewing the consolidation of its family of handlers. The Company is also planning to outsource certain of its manufacturing operations during the second or third quarter of 1999. Together with consolidation of its product offerings, this outsourcing strategy is expected to result in a lower, more flexible cost structure for the Company by reducing fixed overhead costs and the robust infrastructure that is required for a manufacturing operation.

In February, the Company sold its Japan sales and service subsidiary to a former sub-distributor who will now continue to distribute the Company's products in Japan. Additionally, the Company continues to realign its operations in Germany whereby SMS will become the German headquarters and Munich will continue as a sales and service office.

Operating expenses for 1998 included restructuring charges of $4.4 million related to these restructuring activities. Related primarily to its restructuring plan, the Company recorded inventory reserves during 1998 of approximately $4.6 million on products that will be discontinued as a result of the business restructuring. These inventory reserves are included in cost of goods sold for the third and fourth quarters. In addition, the Company incurred operating expenses of approximately $220,000 related to facility consolidation restructuring activities that were included in selling, general and administrative expenses.

Cash payments related to this restructuring plan are estimated to be approximately $3.9 million during the period from the third quarter 1998 through 1999. Approximately 80% of those cash payments will take place from the third quarter of 1998 through the first quarter 1999.

Results of Continuing Operations

For all periods presented in this section, results of operations reflect the classification of the Company's Semiconductor Equipment and Synario Design Automation Divisions as discontinued operations (see "Discontinued Operations").

Net Sales

(in thousands)
Net sales by product line:                       1998             Change            1997           Change          1996
------------------------------------------------------------------------------------------------------------------------------


Non-automated programming systems               $26,459          (13.2%)          $30,498          (9.7%)       $33,767
Automated programming systems                     8,879          (43.8%)           15,786           4.6%         15,093
                                           ------------------                 -----------------               ---------------
Total Programming Systems Division              $35,338          (23.6%)          $46,284          (5.3%)       $48,860
                                           ==================                 =================               ===============

Net sales by location:
  United States                                 $16,900          (24.2%)          $22,290          (5.4%)       $23,554
      % of total                                 47.8%                             48.2%                          48.2%
  International                                 $18,438          (23.2%)          $23,994          (5.2%)       $25,306
      % of total                                 52.2%                             51.8%                          51.8%
-----------------------------------------------------------------------------------------------------------------------------

1998 vs. 1997

Sales and orders decreased for the Company's programming system products during 1998 as compared to 1997. Orders during the year decreased approximately 35% to $31.5 million, compared with $48.4 million in 1997. The sales and orders declines during the year are attributable to both non-automated and automated programming system products, but are primarily attributable to the decline in automated programming systems sales. Sales of the Company's PM970 Fine Pitch Automated Programming System, which was developed to replace the PM9500, were negatively impacted during the year by delays in completion of certain configuration requirements and performance enhancements. As a result, sales of fine pitch automated programming systems declined $2.0 million from 1997. Sales of the Company's other automated programming system products, accessories and service contracts decreased by approximately $5.0 million compared to 1997 due primarily to increased competition in areas where these products are nearing the end of their product life cycles.

In November 1998 the Company completed two strategic transactions intended to fill gaps in the Company's product lines and provide replacements for certain of its aging, low-margin products while focusing on development of a next-generation programming platform (see "Strategic Initiatives"). The integration of the SMS products into the Company's product portfolio, combined with the elimination of certain products, is expected to improve the Company's competitive position in the market. This integration is expected to be largely completed during the first half of 1999. However, there is no assurance that this integration will be successful and will result in stabilized sales within this timeframe.

During 1998 sales decreased in all geographic regions. These declines were partially offset by exchange rate changes for the German Mark and the Japanese Yen. The foreign currency exchange rate changes, primarily in the German Mark and Japanese Yen, increased sales by approximately $480,000 during 1998 as compared to 1997. When the U.S. Dollar is weaker, sales of the Company's products in local currency translate into more U.S. Dollars. However, offsetting the revenue translation impact is the translation of local currency costs and expenses.

1997 vs. 1996

The Company experienced an overall decline in sales and orders for the Company's Programming Systems Division products during 1997. Orders declined approximately 4.7% to $48.4 million in 1997, compared with $50.8 million in 1996.

Sales for the Programming Systems Division were negatively impacted due primarily to delays in new product introductions by the Company. In addition, the declines in non-automated programming systems also reflect the continuing market shift away from the Company's traditional line of higher-price IC programmers for the engineering market, toward lower-price programmers.

During 1997 international sales were slightly lower as compared to 1996. Sales decreased in Europe, Canada and Japan, but increased slightly in other parts of the world. The foreign currency exchange rate changes reduced sales by approximately $1.1 million during 1997 compared to 1996. These declines were due primarily to exchange rate changes for the German Mark and the Japanese Yen.

Gross Margin
 (in thousands)                  1998        Change        1997        Change        1996
-------------------------------------------------------------------------------------------------


 Gross margin                  $10,405       (55.8%)     $23,536        2.7%       $22,926
 Percentage of net sales        29.4%                     50.9%                     46.9%
-------------------------------------------------------------------------------------------------

1998 vs. 1997

The gross margin decreased significantly in amount and as a percentage of sales during 1998 compared to 1997. The decrease is primarily due to the 24% decrease in sales volume and $4.6 million of inventory reserves for primarily dis-continued products recorded during the year related to restructuring activities (see "Strategic Initiatives"). The relatively high fixed component of cost of goods sold causes any shift in total volume to have a significant impact on the gross margin percentage. Also contributing to the decline in gross margins are high costs associated with ProMaster 970 customer support during the year.

1997 vs. 1996

The gross margin increased in amount and as a percentage of sales during 1997 compared to 1996. The increase in gross margin is due primarily to less inventory reserves recorded in 1997, offset by lower volumes and lower product margins in 1997. The shift in mix of product revenues from higher-priced and higher-margin non-automated programming systems to the lower-priced alternatives has lowered the overall product gross margins. Also contributing to the decline of gross margin was the strengthening of the U.S. Dollar in relation to the Japanese Yen and the German Mark, in which approximately 21% of the Company's 1997 sales were denominated.

Research and Development
 (in thousands)                 1998        Change        1997          Change      1996
-------------------------------------------------------------------------------------------------


 Research and development      $9,109        16.7%       $7,807         (3.9%)     $8,121
 Percentage of net sales        25.8%                     16.9%                     16.6%
-------------------------------------------------------------------------------------------------

1998 vs. 1997

Research and development spending increased both in amount and as a percentage of sales. The increase in spending was primarily due to aggressive spending for new product development through the first half of 1998 in engineering staff and materials, and due to incentive programs that were implemented during the second half of the year related to product development programs. Also, spending for consultants used in new product development was increased during 1998, and a Vice President of Engineering was hired in September 1998. As part of the business restructuring plan that was implemented during the third and fourth quarters of 1998, the Company shifted its focus to research and development efforts on the ProMaster 970 and on sustaining engineering for the Company's existing products, and discontinued development of the ProMaster 870 and the application of the DataSite technology in the general purpose programmer market. This restructuring plus the November 1998 acquisition of SMS has allowed the Company to de-emphasis its support of certain old products that will be replaced due to product overlap.

The Company believes it is essential to invest in research and development to support its existing products and to create new products as markets develop and technologies change. The Company is focusing its research and development efforts in its strategic growth markets, namely new programming technology and automated handling systems for the manufacturing environment. The Company expects to continue this focus in the future and believes that it is essential to invest in research and development to support its existing products and to create new products as markets develop and technologies change. At the time of the acquisition of SMS in 1998 the Company recognized a charge for in-process research and development of $2.0 million. Based on the analysis performed of the in-process research and development, the Company estimates that approximately $1.5 million to $2.0 million will be spent over the next one to two years before this development results in commercially viable products.

1997 vs. 1996

Research and development spending decreased in amount but increased as a percentage of sales in 1997 compared to 1996. The spending decrease is primarily due to reduced spending on materials related to development projects and open job positions. The increase as a percentage of sales is due to lower sales volume.

Selling, General and Administrative

 (in thousands)                            1998       Change        1997       Change       1996
-------------------------------------------------------------------------------------------------------


Selling, general and administrative      $14,386       3.3%        $13,924      (4.7%)     $14,618
 Percentage of net sales                  40.7%                     30.1%                   29.9%
-------------------------------------------------------------------------------------------------------

1998 vs. 1997

The increase in selling, general and administrative expenditures in 1998 as compared to 1997 is due primarily to a first quarter charge in the amount of $540,000 related to the modification of stock options of a former CEO of the Company, additional spending in marketing related to new products and promotions during the first half of the year, incremental professional services engaged to assist in strategic planning, additional expenses related to facility consolidation, and expenses related to the search for a new Chief Executive Officer in the first quarter. This additional spending was partially offset by lower sales commissions due to the lower sales volume during 1998, and by lower spending following the Company's restructuring initiatives in the third and fourth quarters of 1998 (see "Strategic Initiatives"). The Company believes that selling, general and administrative expenditures will decrease in amount in 1999 due to the 1998 restructuring and the sale of the Company's Japan subsidiary in February 1999.

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

Interest

 (in thousands)           1998     Change        1997      Change      1996
--------------------------------------------------------------------------------

 Interest income         $1,513      99.1%       $760       281.9%     $199
 Interest expense        ($138)     (37.0%)     ($219)      (14.5%)   ($256)
--------------------------------------------------------------------------------

1998 vs. 1997

The increases in interest income in 1998 as compared to 1997 are due to an increase in cash, cash equivalents and marketable securities, due primarily to the proceeds received from the Company's land sale and business dispositions during 1997 (see "Discontinued Operations" and "Sale of Headquarters Property").

1997 vs. 1996

Interest income increased during 1997 compared with 1996, primarily due to an increase in the average level of funds available for investment primarily due to the sale of the Company's headquarters property in May 1997 (see "Sale of Headquarters Property") and a decrease in the average investment interest rates.

Income Taxes

 (in thousands)                 1998         1997        1996
--------------------------------------------------------------------

 Income tax expense             $58          $176        $121
 Effective tax rate            (0.3%)        3.9%        94.5%
--------------------------------------------------------------------

1998 vs. 1997

The effective income tax rate for 1998 differed from the expected provision at the statutory 34% tax rate primarily due to operating losses incurred in 1998 (see Note 15 of "Notes to Consolidated Financial Statements"). The Company had valuation allowances of $5.9 million at December 31, 1998 compared to $164,000 at December 25, 1997 and $3.2 million at December 26, 1996. The valuation reserves may increase should the Company incur future losses or reverse as the Company generates taxable income.

1997 vs. 1996

The effective income tax rate for 1997 differed from the expected provision at the statutory 35% tax rate primarily due to the reversal of tax valuation reserves. The adjustments to the valuation reserves were due to an ability to record a benefit for the offset of reversing temporary differences against 1997 taxable income.

Sale Of headquarters property

In May 1997 the Company completed the sale of the land and building comprising its Redmond, Washington corporate headquarters and excess land that had been held for resale for approximately $13.8 million, less net transaction related expenses and reimbursements of approximately $400,000. The sale includes a 10 year lease-back of the building to the Company, with an option to renew the lease for an additional 10 years. The Company realized approximately $12 million in cash after payment of transaction fees and taxes. The sale resulted in an overall pre-tax gain of approximately $5.6 million, of which approximately $2.3 million related to the excess land was recognized in the second quarter of 1997. The remainder will be amortized over the life of the lease.

Income and Earnings Per Share

  (in thousands, except per share data)                   1998           1997          1996
----------------------------------------------------------------------------------------------


Income (loss) from continuing operations                ($18,524)       $4,386          $7
Percentage of net sales                                  (52.4%)         9.5%          0.0%
Earnings (loss) per share from continuing operations
   Basic earnings per share                              ($2.59)        $0.63         $0.00
   Diluted earnings per share                            ($2.59)        $0.62         $0.00
----------------------------------------------------------------------------------------------

1998 vs. 1997

The decrease in income and earnings per share from continuing operations in 1998 compared with 1997 is primarily due to a combination of decreased sales volume, the restructuring charges recorded during the year (see "Strategic Initiatives"), a lower gross margin percentage attributable in part to large inventory reserves related to discontinued products, and increased spending on new development projects.

1997 vs. 1996

The increase in income and earnings per share from continuing operations in 1997 compared with 1996 is primarily due to the sale of the Company's headquarters property (see "Sale of Headquarters Property"), increased gross margins and lower operating expenses, offset by a decreased sales volume.

Discontinued Operations

Semiconductor Equipment Division

In November 1997, the Company sold the assets of its Semiconductor Equipment Division, ReelIn November 1997, the Company sold the assets of its Semiconductor Equipment Division, Reel-Tech(TM) Inc., to General Scanning Inc., for $15.5 million, consisting of $12 million in cash, $2 million in common stock of General Scanning Inc. and $1.5 million in assumed liabilities. The assets of Reel-Tech, Inc. were purchased by the Company in August 1995. Operating results of the Semiconductor Equipment Division and the gain on the sale of this segment are as follows:

 (in thousands)                                               1998           1997            1996
                                                           -----------     ----------     -----------
 Net sales (1)                                              $    -           $7,640          $3,744
                                                           ===========     ==========     ===========
 Income from operations, net of income tax                  $    -            $ 926           $ 116
 Gain (loss) on disposal, net of income tax                   (265)           8,329               -
                                                           -----------     ----------     -----------
 Total income (loss) on discontinued segment                 ($265)          $9,255           $ 116
                                                           ===========     ==========     ===========

(1) Excludes inter-segment sales to the Programming Systems Division of $1,876,000 and $322,000 in 1996 and 1995, respectively.

Synario(R) Design Automation Division

Also in November 1997, the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario Design Automation Division. Under this licensing agreement, the Company's Electronic Design Automation (EDA) products are being integrated and sold with the EDA product line of MINC Incorporated. This transaction discontinued the Synario Design Automation Division operations of the Company. However, the Company is entitled to receive and may realize certain licensing revenues related to its ABEL and ECS products through December 31, 1999. Also, the Company negotiated a settlement to the OEM Agreement with Synopsys Inc., which is reflected in the loss on disposal. Operating results and the loss on the disposal of this segment are as follows:

 (in thousands)                                               1998           1997            1996
                                                           -----------     ----------     -----------
 Net sales (1)                                               $1,381          $7,172          $7,819
                                                           ===========     ==========     ===========
 Gain (loss) from operations, net of income tax              $1,344         ($1,358)        ($1,224)
 Loss on disposal, net of income tax                           (185)           (783)              -
                                                           -----------     ----------     -----------
 Total income (loss) on discontinued segment                 $1,159         ($2,141)        ($1,224)
                                                           ===========     ==========     ===========

(1) Includes net sales3 of $851,000 in 1997 for retained licensing rights recognized after the disposition in 1997. All 1998 net sales are for retained licensing rights.

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

Financial Condition

Liquidity and Capital Resources

 (in thousands)          1998       Change         1997       Change      1996
--------------------------------------------------------------------------------

 Working capital        $15,084    ($18,142)      $33,226     $23,172    $10,054
 Total debt                $564     ($1,436)       $2,000        $395     $1,605
--------------------------------------------------------------------------------

Working capital decreased during 1998 primarily due to restructuring costs, losses from operations, the early settlement of a long-term pension obligation, spending on property, plant and equipment, the acquisition of SMS in the fourth quarter and a minority interest investment in JTAG Technologies in the second quarter. Cash, cash equivalents and marketable securities decreased by approximately $14.1 million during the year funding these activities.

Inventory decreased by approximately $3.7 million due to $4.6 million of inventory reserves primarily related to discontinued products, offset by an increase in inventory primarily due to the acquisition of SMS. Recoverable income taxes increased due to the 1998 loss carryback against 1997 income taxes paid. Other current assets decreased $2.8 million in 1998 primarily due to the collection of 1997 accounts receivable related to the Reel-Tech and Synario Design Automation Divisions which were not sold as a part of the disposals of these divisions in November 1997.

Accrued expenses increased by $2.5 million primarily due to accrual of restructuring charges that will be paid out during 1999 as the restructuring plan is fully implemented (see "Strategic Initiatives"). Income taxes payable decreased during the year due to the payment of the income tax liability from 1997. Notes payable decreased due to the payment of a $1.5 million note paid in the first quarter 1998.

As of December 31, 1998, the Company had total debt of $564,000 or approximately 3% of its $18.9 million in equity. This represented borrowings under its $1.0 million foreign line of credit which went away with the sale of the Company's Japan subsidiary in February 1999. The Company also has another foreign line of credit of $321,000 maturing March 31, 1999 with an interest rate of 8%.

At December 31, 1998, the Company had an unused $4.0 million U.S. secured line of credit maturing in May 1999 under which borrowings would incur interest at the bank's published prime rate or the LIBOR rate plus 250 basis points. This line of credit has been structured as short-term and the Company expects to be able to renew it on its maturity date under substantially the same terms as those presently in place. No assurances can be made, however, in regard to the renewal of this agreement.

The Company estimates that capital expenditures for property, plant and equipment during 1999 will be approximately $1.8 million. Such expenditures are expected to be funded from internally generated funds and, if necessary, borrowings from the Company's existing credit lines. Although the Company fully expects that such expenditures will be made, it has commitments for only a small portion of these amounts.

At December 31, 1998, the Company's material short-term unused sources of liquidity consisted of approximately $18.9 million in cash, cash equivalents and marketable securities and available borrowings of $4.0 million under its U.S. line of credit. The Company believes these sources and cash flow from operations will be sufficient during 1999 to fund working capital needs, service existing debt and finance planned capital acquisitions.

Share repurchase  program

Under a previously announced share repurchase program, the Company is authorized to repurchase up to 1,123,800 shares (approximately 15.6%) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. As of December 31, 1998, the Company has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. The Company has not repurchased shares under this plan since the second quarter of 1997 although it still has the authority to do so.

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

The Company has completed an assessment of its data processing systems and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project budget was initially estimated and authorized for approximately $1 million, which included approximately $200,000 for new hardware to be capitalized and approximately $800,000 of costs to be expensed as incurred. The Company has completed the most significant portion of this phase of the Year 2000 project and currently estimates that the cost of this project will be less than the initial budgeted amount. As of December 31, 1998, the Company has incurred and expensed approximately $300,000 and capitalized approximately $213,000 related to this project.

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

The Company has also mailed letters to its significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. As of December 1998 the Company had received responses from approximately one-third of such third parties and is currently in the process of analyzing the responses. The Company is also in the process of following up with those vendors and service providers which have not responded that are deemed to be critical suppliers, or whose response was unsatisfactory. This phase of the Year 2000 project is expected to be completed by the second quarter of 1999.

The Company is also in the process of evaluating its internal systems with imbedded technology that are subject to the Year 2000 issue. This evaluation and any required remediation are expected to be completed by December 31, 1999.

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

European monetary conversion

On January 1, 1999, the European Economic and Monetary Union (the "EMU") introduced the Euro, which became a functional legal currency of the EMU countries. During the next three years, business in the EMU member states will be conducted in both the existing national currency, such as the Franc or Deutsche Mark, and the Euro. As a result, companies operating in or conducting business in the EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro.

The Company is still assessing the impact the EMU formation will have on both its internal systems and its products sold. The Company plans to take appropriate corrective actions based on the results of such assessment. The costs related to addressing this issue have not been determined, however, management believes that this issue and its related costs will not have a material adverse effect on the Company's business, financial condition and operating results.

SHAREHOLDER RIGHTS PLAN

In March 1998, the Company adopted a Shareholder Rights Plan (the "Rights Plan") that went into effect simultaneously with the expiration of its previously existing Shareholder Rights Plan. Under the Rights Plan, a dividend of one Share Purchase Right (a "Right") was declared for each share of Company Common Stock outstanding at the close of business on April 4, 1998. In the event that a person or group (the "Acquirer") acquires 15% or more of the Company's Common Stock without advance approval by the Company's Board of Directors (20% or more in the case of one group of shareholders), each Right will entitle the holder, other than the Acquirer, to buy Common Stock with a market value of twice the Right's then current exercise price (initially $30, subject to adjustment). In addition, if Rights are triggered by such a non-approved acquisition and the Company is thereafter acquired in a merger or other transaction in which the shareholders of the Company are not treated equally, shareholders with unexercised Rights will be entitled to purchase common stock of the Acquirer with a value of twice the exercise price of the Rights. This Rights Plan is intended to protect the Company's shareholders in the case of an unapproved acquisition by allowing the holder of a Right to purchase the Company's Common Stock at 50% of the market price, thereby diluting the ownership percentage of the Acquirer. The Company's Board of Directors may redeem the Rights for a nominal amount at any time prior to an event that causes the Rights to become exercisable. The Rights trade automatically with the underlying Common Stock (unless and until a distribution event occurs under the Rights Plan) and expire on April 4, 2008 if not redeemed earlier.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

The Company currently uses only foreign currency hedge derivative instruments which, at a given date, are not material. However, the Company is exposed to interest rate risk. The Company generally invests in high-grade commercial paper with original maturity dates of twelve months or less and conservative money market funds to minimize its exposure to interest rate risk on its marketable securities, which are classified as available-for-sale as of December 31, 1998. The Company believes that the market risk arising from holdings of its financial instruments is not material. The table below provides information about the Company's marketable securities, including principal cash flows for 1999 and 2000 and the related weighted average interest rates (in thousands):

                                                                                                       Estimated Fair
                                                                                                          Value at
                                                                                                        December 31,
                                                    1999             2000               Total               1998
                                            ----------------    ----------------    --------------     ----------------

  Corporate bonds                                  $4,913            $1,049             $5,962              $5,949
                                                    5.72%             5.65%              5.71%

  Medium- and short-term notes                      3,427                -               3,427               3,421
                                                    5.85%                                5.85%

  Euro-dollar bonds                                 4,276               798              5,074               5,063
                                                    5.77%             5.68%              5.75%

  Zero coupon notes                                     -               459                459                 461
                                                                      4.85%              4.85%
                                            ----------------    ----------------    --------------     ----------------
  Total portfolio value                           $12,616            $2,306            $14,922             $14,894
                                            ================    ================    ==============     ================


Item 8.  Financial Statements and Supplementary Data

See pages 29 through 47.

--------------------------------------------------------------------------------

           Report of Ernst & Young LLP, Independent Auditors

--------------------------------------------------------------------------------

To the Board of Directors and Stockholders
Data I/O Corporation

We have audited the accompanying consolidated balance sheets of Data I/O Corporation as of December 31, 1998 and December 25, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data I/O Corporation at December 31, 1998 and December 25, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Seattle, Washington                                      //S// Ernst & young LLP
February 8, 1999                                               Ernst & young LLP

--------------------------------------------------------------------------------

                              Report of Management

--------------------------------------------------------------------------------


The Management of Data I/O Corporation is responsible for the preparation and integrity of the Company's consolidated financial statements and related information that appears in this Annual Report on Form 10-K. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of its operations, in conformity with generally accepted accounting principles. Management has included in the Company's financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

The Company maintains a system of internal control, which is designed to safeguard the Company's assets and ensure that transactions are recorded in accordance with Company policies.

The Board of Directors of the Company has an Audit Committee composed of non-management Directors. The Committee meets with financial management and the independent auditors to review internal accounting controls and accounting, auditing and financial reporting matters.


 //S//Frederick R. Hume                                     //S//Joel S. Hatlen
FREDERICK R. HUME                                                JOEL S. HATLEN
President and Chief Executive Officer                    Vice President Finance
                                                        Chief Financial Officer
                                                        Secretary and Treasurer


                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------------------------
                                                                Dec. 31,              Dec. 25,
                                                                  1998                  1997
-------------------------------------------------------------------------------------------------
(in thousands, except share data)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                  $  4,008              $  8,113
     Marketable securities                                        14,894                24,855
     Trade accounts receivable, less allowance for
        doubtful accounts of $445 and $394                         5,352                 5,678
     Inventories                                                   4,442                 8,158
     Recoverable income taxes                                      3,366                     -
     Deferred income taxes                                           331                 1,990
     Other current assets                                          1,117                 3,910
                                                              -------------         -------------
        TOTAL CURRENT ASSETS                                      33,510                52,704

Property, plant and equipment - net                                2,174                 3,389
Other assets                                                       4,345                   532
Deferred income taxes                                                 60                 1,111
                                                              -------------         -------------
        TOTAL ASSETS                                             $40,089               $57,736
                                                              =============         =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                           $  3,781              $  3,760
     Accrued compensation                                          2,926                 2,958
     Deferred revenue                                              3,895                 4,795
     Other accrued liabilities                                     3,328                 3,117
     Accrued costs of business restructuring                       2,339                     -
     Income taxes payable                                          1,593                 2,848
     Notes payable and current maturities of long-term debt          564                 2,000
                                                              -------------         -------------
        TOTAL CURRENT LIABILITIES                                 18,426                19,478

Other long-term payables                                               -                   561
Deferred gain on sale of property                                  2,754                 3,083
                                                              -------------         -------------
        TOTAL LIABILITIES                                         21,180                23,122

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,186,851
           and 7,038,786 shares                                   17,637                16,412
     Retained earnings                                               715                18,345
     Accumulated other comprehensive income (loss)                   557                  (143)
                                                              -------------         -------------
        TOTAL STOCKHOLDERS' EQUITY                                18,909                34,614
                                                              -------------         -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $40,089               $57,736
                                                              =============         =============

See notes to consolidated financial statements.


                                               DATA I/O CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------------------------------------------
                                                                             Dec. 31,            Dec. 25,           Dec. 26,
For the years ended                                                            1998                1997               1996
-------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)

Net sales                                                                      $35,338             $46,284            $48,860
Cost of goods sold                                                              24,933              22,748             25,934
                                                                            ------------        ------------       ------------
Gross margin                                                                    10,405              23,536             22,926
                                                                            ------------        ------------       ------------
Operating expenses:
     Research and development                                                    9,109               7,807              8,121
     Selling, general and administrative                                        14,386              13,924             14,618
     Write-off acquired in-process R&D                                           1,959                   -                  -
     Provision for business restructuring                                        4,370                   -                  -
                                                                            ------------        ------------       ------------
        Total operating expenses                                                29,823              21,731             22,739
                                                                            ------------        ------------       ------------

        Operating income (loss)                                                (19,418)              1,805                187

Non-operating income (expense):
     Interest income                                                             1,513                 760                199
     Interest expense                                                             (138)               (219)              (256)
     Foreign currency exchange                                                      (3)                (51)                (2)
     Gain (loss) on dispositions and other                                        (420)              2,267                  -
                                                                            ------------        ------------       ------------
        Total non-operating income (expense)                                       952               2,757                (59)
                                                                            ------------        ------------       ------------

Income (loss) from continuing operations before income taxes                   (18,466)              4,562                128

Income tax expense                                                                 (58)               (176)              (121)
                                                                            ------------        ------------       ------------
     Income (loss) from continuing operations                                  (18,524)              4,386                  7

Discontinued operations net of income taxes (Note 4):
     Income (loss) from operations, net of income tax                            1,344                (432)            (1,108)
     Gain (loss) on disposals, net of income tax                                  (450)              7,546                  -
                                                                            ------------        ------------       ------------
        Income (loss) from discontinued operations                                 894               7,114             (1,108)
                                                                            ------------        ------------       ------------
Net income (loss)                                                             ($17,630)            $11,500          ($  1,101)
                                                                            ============        ============       ============
Basic earnings (loss) per share:
     From continuing operations                                                 ($2.59)              $0.63              $0.00
     From discontinued operations                                                 0.13                1.03              (0.16)
                                                                            ------------        ------------       ------------
        Total basic earnings (loss) per share                                   ($2.46)              $1.66             $(0.16)
                                                                            ============        ============       ============
Diluted earnings (loss) per share:
     From continuing operations                                                 ($2.59)              $0.62              $0.00
     From discontinued operations                                                 0.13                1.00              (0.16)
                                                                            ------------        ------------       ------------
        Total diluted earnings (loss) per share                                 ($2.46)              $1.62             $(0.16)
                                                                            ============        ============       ============

Weighted-average shares outstanding                                              7,154               6,909              6,857
                                                                            ============        ============       ============
Weighted-average and potential shares outstanding                                7,154               7,087              7,035
                                                                            ============        ============       ============

See notes to consolidated financial statements.

                                               DATA I/O CORPORATION

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------------
                                                                                 Dec. 31,          Dec. 25,           Dec. 26,
For the years ended                                                                1998              1997               1996
---------------------------------------------------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:

     Income (loss) from continuing operations                                    ($18,524)         $  4,386         $       7
     Adjustments to reconcile income (loss) from continuing
       operations to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                2,077             1,740             2,968
       Write-off of acquired in-process R&D                                         1,959                 -                 -
       Net (gain) loss on dispositions                                                355            (2,267)                -
       Equity losses from investee                                                     64                 -                 -
       Deferred income taxes                                                        2,710              (459)             (129)
       Deferred revenue                                                              (900)              286               (60)
       Amortization of deferred gain on sale                                         (329)             (213)                -
       Non-cash stock-based compensation expense                                      583                 -                 -
       Inventory write-downs due to business restructure                            4,557                 -                 -
       Net change in:
          Trade accounts receivable                                                   315             1,547             3,993
          Inventories                                                                (841)             (618)              262
          Recoverable income tax refund                                            (3,366)                -                 -
          Other current assets                                                      2,793            (3,277)              (22)
          Business restructure                                                      2,339              (312)             (653)
          Accounts payable and accrued liabilities                                 (1,632)            4,185            (1,481)
                                                                               -------------     --------------     -------------
     Cash provided by (used in) operating activities of continuing operations      (7,840)            4,998             4,885
     Cash provided by (used in) operating activities of discontinued                  894            (3,839)             (761)
     operations
                                                                              --------------     -------------      -------------
     Net cash provided by (used in) operating activities                           (6,946)            1,159             4,124

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                      (482)           (1,197)           (1,819)
     Net proceeds on sale of property                                                   -            13,430                 -
     Acquisition of SMS GmbH and technology                                        (5,224)                -                 -
     Investment in JTAG Technologies                                                 (979)                -                 -
     Additions to other assets                                                          -               (14)                -
     Purchases of marketable securities                                           (20,717)          (45,687)                -
     Proceeds from sales of marketable securities                                  31,055            20,100                 -
     Proceeds from sale of discontinued operations                                      -            15,525                 -
     Net investing activities of discontinued operations                                -                 -              (492)
                                                                               -------------     --------------     -------------
       Cash provided by (used in) investing activities                              3,653             2,157            (2,311)

FINANCING ACTIVITIES:
     Additions to (repayment of) notes payable                                     (1,442)              412                (9)
     Sale of common stock                                                             259               344               321
     Proceeds from exercise of stock options                                          383               824               426
     Repurchase of common stock                                                         -                (3)           (3,028)
     Net financing activities of discontinued operations                                -              (854)                -
                                                                               -------------     --------------     -------------
       Cash provided by (used in) financing activities                               (800)              723            (2,290)
                                                                               -------------     --------------     -------------

Increase (decrease) in cash and cash equivalents                                   (4,093)            4,039              (477)

Effects of exchange rate changes on cash                                              (12)               26                29
Cash and cash equivalents at beginning of year                                      8,113             4,048             4,496
                                                                               -------------     --------------     -------------
Cash and cash equivalents at end of year                                         $  4,008          $  8,113            $4,048
                                                                               =============     ==============     =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest                                                                  $       88         $     152           $   120
     Income taxes                                                                $  2,145          $  1,748           $   564

See notes to consolidated financial statements.


                                                     DATA I/O CORPORATION

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                    Accumulated
                                          Common Stock                                 Other                Total
                                   ---------------------------     Retained        Comprehensive         Stockholders'
                                      Shares         Amount        Earnings        Income (Loss)            Equity
                                   -------------    ----------    -----------     -----------------    -----------------
  (in thousands, except share data)

  Balance at December 28, 1995        7,083,825       $17,528       $7,946              $455                $25,929

  Stock options exercised                81,500           426            -                 -                    426
  Issuance of stock through
       Employee Stock
       Purchase Plan                     65,695           321            -                 -                    321
  Purchase of common stock             (453,300)       (3,028)           -                 -                 (3,028)
  Comprehensive loss:
       Net loss                               -             -       (1,101)                -                 (1,101)
       Cumulative translation
          adjustment                          -             -            -                12                     12
                                                                                                       -----------------
  Total comprehensive loss                                                                                   (1,089)
                                   -------------    ----------    -----------     -----------------    -----------------
  Balance at December 26, 1996        6,777,720        15,247        6,845               467                 22,559

  Stock options exercised               168,125           735            -                 -                    735
  Issuance of stock through
       Directors Fee Plan                13,508            89            -                 -                     89
  Issuance of stock through
       Employee Stock
       Purchase Plan                     79,933           344            -                 -                    344
  Purchase of common stock                 (500)           (3)           -                 -                     (3)
  Comprehensive income:
       Net income                             -             -        11,500                -                 11,500
       Cumulative translation
          adjustment                          -             -             -              122                    122
       Unrealized loss on
          marketable securities               -             -             -             (732)                  (732)
                                                                                                       -----------------
  Total comprehensive income                                                                                 10,890
                                   -------------    ----------    -----------     -----------------    -----------------
  Balance at December 25, 1997        7,038,786        16,412       18,345              (143)                34,614


  Stock options exercised                55,000           276            -                 -                    276
  Issuance of stock through
       Director Fee Plan                 20,932           107            -                 -                    107
  Issuance of stock through
       Employee Stock
       Purchase Plan                     72,133           259            -                 -                    259
  Stock-based compensation                    -           583            -                 -                    583
  Comprehensive loss:
       Net loss                               -             -      (17,630)                -                (17,630)
       Cumulative translation
          adjustment                          -             -            -               (32)                   (32)
       Unrealized loss on
          marketable securities               -             -            -               732                    732
                                                                                                       -----------------
  Total comprehensive loss                                                                                  (16,930)
                                   -------------    ----------    -----------     -----------------    -----------------
  Balance at December 31, 1998        7,186,851       $17,637        $ 715              $557                $18,909
                                   =============    ==========    ===========     =================    =================

  See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Data I/O Corporation (the "Company") manufactures hardware products for users of programmable integrated circuits. The Company's principal customers use the Company's programming systems to design and manufacture electronic equipment for industrial, commercial and military applications. Customers for the Company's programming system products are located around the world, primarily in the United States, Europe and the Far East. All of the Company's manufacturing operations are currently located in the United States, although the Company has plans to outsource substantially all of its manufacturing to third parties in future periods. See Note 2 - Provision for Business Restructuring.

During 1997, the Company disposed of its Semiconductor Equipment and Synario Design Automation Divisions, which removed Electronic Design Software (EDA) software products and semiconductor equipment products from the Company's product offerings. See Note 4 - Discontinued Operations.

Principles of Consolidation

The consolidated financial statements include the accounts of Data I/O Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reporting Period

The Company reports on a fifty-two, fifty-three week basis. Results of operations for 1998 are for a fifty-three week period, whereas results for 1997 and 1996 are for fifty-two week periods.

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

In an effort to minimize the effect of exchange rate fluctuations on the results of its operations, the Company hedges certain portions of its foreign currency exposure through the use of forward exchange contracts, none of which are speculative. At December 31, 1998, the Company had approximately $293,000 in foreign exchange contracts outstanding, with the contract exchange rates being approximately equal to the market exchange rates.
These contract terms range from 4 to 74 days.

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments with insignificant interest rate risk. The Company generally invests in high-grade commercial paper with original maturities of twelve months or less and conservative money market funds. Interest earned is reported in non-operating income as interest income.

Marketable Securities

Marketable securities are primarily money market funds and high-grade commercial paper, all of which are classified as available-for-sale and recorded at fair value, as defined below. Unrealized holding gains and losses are recorded, net of any tax effect, as a component of accumulated other comprehensive income
(loss) within stockholders' equity. Interest earned is reported in non-operating income as interest income. Marketable securities are classified in the balance sheet as current and noncurrent based on maturity dates and the Company's expectation of sales and redemptions in the following year.

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

Advertising Expense

The Company expenses advertising costs as incurred. Total advertising expenses related to continuing operations were $1,121,000, $1,676,000 and $2,052,000 in 1998, 1997 and 1996, respectively.

Warranty Expense

The Company warrants its products against defects for periods ranging from ninety days to one year. The Company provides for the estimated cost, which may be incurred under its product warranties.

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

Earnings (Loss) Per Share

Basic earnings per share excludes any dilutive effects of stock options. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Diversification of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company's cash, cash equivalents and marketable securities consist of high quality financial instruments. The Company's trade receivables are geographically dispersed and include customers in many different industries. Management believes that any risk of loss is significantly reduced due to the diversity of its end-customers and geographic sales areas. The Company performs on-going credit evaluations of its customers' financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

Other Comprehensive Income

As of January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in the financial statements. The only items of other comprehensive income (loss) which the Company currently reports are unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments.

Business Segments

As of January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Information related to segment disclosures is contained in Note 16.

Derivatives

In June 1998, the Company adopted SFAS No. 133, Accounting for Derivatives and Hedging Activities, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company currently uses only foreign currency hedge derivative instruments which, at a given date, are not material. Therefore adoption of SFAS No. 133 has not had a significant effect on earnings or the financial condition of the Company.

NOTE 2 - PROVISION FOR BUSINESS RESTRUCTURING

During the third quarter of 1998, the Company recorded a restructuring charge of $2.0 million as the Company began the implementation of a plan to restructure its Redmond and foreign subsidiary operations to a level more in line with the lower sales it was experiencing. During the fourth quarter of 1998, the Company recorded further restructuring charges of $2.4 million related to the continuing restructure of the Company's Redmond operations and foreign subsidiaries and related to activities directly associated with the fourth quarter acquisition of SMS GmbH (see Note 3 - Acquisition of SMS GmbH). The acquisition of SMS created certain redundancies in product offerings and in the operations of the combined company. A restructuring plan was implemented after the acquisition was completed to eliminate such redundant operations and to phase out overlapping products.

With the implementation of the restructuring initiatives during 1998, the Company had four objectives: (1) to reduce its corporate overhead costs; (2) to reduce research and development expenses and to focus its on-going research and development spending in the segments of the market that show the best potential for growth and return on investment for the Company; (3) to create a more variable cost operating structure including the out-sourcing of substantially all of its manufacturing operations during 1999; and (4) to eliminate redundant products and operations after the acquisition of SMS GmbH.

The total restructuring charge taken during 1998 consisted primarily of the following activities shown below (in thousands):

                                                              Total                            Reserve          Expected
                                                          Restructuring         1998         Balance at        Total Cash
Description                                                  Charges          Activity        12/31/98         Flow Impact
----------------                                         ----------------    -----------    --------------    --------------

Downsizing U.S. Operations:

      Employee severances                                     $1,997           $   947           $1,050           $1,997
      Employee accrued vacation cashed out                         -                 -                -              511
      Fixed asset write-offs                                     835               566              269                -
      Redmond facility consolidation and abandonment             407               151              256              407
      Supplier-related settlements                               404               155              249              248
      Consulting and legal expenses                              177               155               22              177
      Other                                                       36                22               14               34

Downsizing foreign subsidiaries                                  514                35              479              476
                                                         ----------------    -----------    --------------    --------------
Total                                                         $4,370             $2,031          $2,339           $3,850
                                                         ================    ===========    ==============    ==============

The Company expects the plans associated with these costs to be substantially completed by the second or third quarter of 1999. Many of the costs associated with the reduction of work force were paid during the fourth quarter 1998 and first quarter 1999. The total number of employees terminated due to the restructure was 169 (approximately 50% of the total workforce), with 84 having left as of December 31, 1998 and 50 expected to leave by the end of the first quarter 1999 and the remainder expected to leave during the second and third quarters 1999. Employees were terminated from almost all areas of the Company, including manufacturing, engineering, selling, marketing and administration. The Company expects to have substantially all of its manufacturing operations outsourced by the third quarter 1999. The majority of the costs associated with these outsourcing activities, including fixed asset write-offs and facility consolidation and abandonment, will be incurred and paid by the third quarter 1999. In February, the Company sold its Japan sales and service subsidiary to a former sub-distributor who will now continue to distribute the Company's products in Japan. Additionally, the Company continues to realign its operations in Germany whereby SMS will become the German headquarters and Munich will continue as a sales and service office. The majority of the costs associated with the foreign subsidiary downsizings will be incurred and paid during the first half of 1999.

Related primarily to its restructuring plan, the Company recorded inventory reserves during the third and fourth quarters of 1998 of approximately $4.6 million on products that will be discontinued as a result of the business restructuring. These reserves are included in cost of goods sold for the third and fourth quarters of 1998. In addition, the Company incurred operating expenses of approximately $220,000 related to facility consolidation activities that are not included in the restructuring charge because of the direct benefit to future operations.

NOTE 3 - ACQUISITION of SMS Holding GMHB

In November 1998, the Company acquired SMS Holding GmbH ("SMS"), a privately held programming equipment company located in Wangen, Germany. The acquisition was accounted for using the purchase method of accounting with the Company paying approximately $5.2 million in cash, including $456,000 of direct acquisition costs. The Company recorded a charge in the fourth quarter 1998 of approximately $2.0 million for in-process R&D relating to the acquisition.

The purchase price was allocated as follows (in thousands):

      Assets acquired                                  $1,804
      Liabilities assumed                              (1,510)
      Technology purchased                              2,840
      Other intangible assets                             131
      In-process R&D                                    1,959
                                                   -------------
                                                       $5,224
                                                    =============

Values assigned to acquired in-process research and development, developed technology and non-compete agreements were determined using a discounted cash flow analysis. The value assigned to the acquired workforce was based on replacement cost. To determine the value of the in-process research and development, the Company considered, among other factors, the state of development of each project, the time and cost needed to complete each project, the reliance of the new technology being developed on the existing technology, expected income, and associated risks. Such risks included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, and risks related to the viability of the potential changes to future target markets. Based on the analysis performed of the in-process research and development, the Company estimates that approximately $1.5 million to $2.0 million will be spent over the next one to two years before this development results in commercially viable products. To determine the value of the developed technology, the expected future cash flows of the existing technology products were discounted taking into account risks related to the characteristics and applications of each product, existing and future markets, and assessments of the life cycle stage of each product. Based on this analysis, the existing technology that had reached technological feasibility was capitalized. Amounts attributable to the capitalized technology and other intangible assets will be amortized over their estimated useful lives of 3 to 5 years on a straight-line basis.

The unaudited pro forma combined historical results of operations, as if SMS had been acquired on December 27, 1996, including incremental amortization of purchased intangibles of $952,000 and $1,039,000 for the years 1998 and 1997, respectively, and excluding the $1,959,000 one-time charge in 1998 for acquired in-process technology, are as follows (in thousands, except per share data):

                                                               Year Ended                        Year Ended
                                                           December 31, 1998                 December 25, 1997
                                                        Actual         Pro Forma          Actual         Pro Forma
                                                      ------------    -------------     ------------    -------------
                                                                      (unaudited)                       (unaudited)

 Revenues                                               $35,338          $38,288          $46,284          $51,028
 Income (loss) from continuing operations              ($18,524)        ($18,534)          $4,386           $4,028
 Diluted earnings (loss) per share from
      continuing operations                           ($    2.59)     ($    2.59)          $ 0.62           $ 0.57

The pro forma information does not purport to be indicative of the results that would have been attained had these events occurred at the beginning of the period presented and is not necessarily indicative of future results.

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

The income from operations of these discontinued segments has been accounted for as discontinued operations, and accordingly, their operations are segregated in the accompanying statements of operations. Operating results of the discontinued segments and the gain on the sale of these segments are as follows:

     Semiconductor Equipment Division                                       Year Ended December
     ---------------------------------------                   ----------------------------------------------
     (in thousands)                                               1998            1997              1996
                                                               -----------     -----------       ------------
     Net sales (1)                                                $  -           $7,640            $3,744
                                                               ===========     ===========       ============
     Income from operations before income taxes                   $  -            $ 926             $ 225
     Income tax expense                                              -               -               (109)
                                                               -----------     -----------       ------------
     Income from operations                                          -              926               116
                                                               -----------     -----------       ------------
     Gain (loss) on disposal before income taxes                   (25)          10,422                 -
     Income tax expense                                           (240)          (2,093)                -
                                                               -----------     -----------       ------------
     Gain (loss) on disposal                                      (265)           8,329                 -
                                                               -----------     -----------       ------------
     Total income (loss) from discontinued segment               ($265)          $9,255             $ 116
                                                               ===========     ===========       ============
     -----------------------------

      (1)  Excludes inter-segment sales to the Programming Systems Division of $1,876,000 in 1996.

     Synario Design Automation Division                                     Year Ended December
     ----------------------------------------                  ----------------------------------------------
     (in thousands)                                               1998            1997              1996 (3)
                                                               -----------     -----------       ------------
     Net sales (2)                                               $1,381           $7,172            $7,819
                                                               ===========     ===========       ============
     Income (loss) from operations before income taxes           $1,344        ($  2,088)          ($1,224)
     Income tax benefit                                               -              730                 -
                                                               -----------     -----------       ------------
     Income (loss) from operations                                1,344           (1,358)           (1,224)
                                                               -----------     -----------       ------------
     Loss on disposal before income taxes                          (185)          (1,205)                -
     Income tax benefit                                               -              422                 -
                                                               -----------     -----------       ------------
     Loss on disposal                                              (185)            (783)                -
                                                               -----------     -----------       ------------
     Total income (loss) from discontinued segment               $1,159        ($  2,141)          ($1,224)
                                                               ===========     ===========       ============

     -----------------------------

      (2)Includes net sales of $851,000 in 1997 for retained licensing rights recognized after the disposition in 1997. All 1998 net sales are for retained licensing rights.
      (3)Includes sales and operations of the ABEL product, which was previously reported as part of the Programming Systems Division.

The disposition transactions of these segments were completed prior to December 25, 1997.

NOTE 5 - MARKETABLE SECURITIES

The estimated fair value of marketable securities consisted of the following (in thousands):

                                                 Dec. 31,           Dec. 25,
                                                   1998               1997
                                               -------------      -------------
  Corporate bonds                                  $5,949             $2,774
  Medium- and short-term notes                      3,421              2,934
  Euro-dollar bonds                                 5,063             16,629
  Zero coupon bonds                                   461                  -
  Taxable auction securities                            -                500
  General Scanning Inc. common stock                    -              1,268
  Cash held in escrow                                   -                750
                                               -------------      -------------
                                                  $14,894            $24,855
                                               =============      =============

Certain of the bonds, notes and securities held have maturity dates beyond one year. However, the Company does not anticipate holding these investments for more than one year and have, therefore, classified them all as short-term, available-for-sale investments as of December 31, 1998. At December 31, 1998, cost approximated market value for the Company's portfolio of marketable securities and there were no significant unrealized gains or losses. At December 25, 1997, the marketable security which had declined in value was the investment in General Scanning common stock for which the Company recorded an unrealized loss of $732,000 in 1997. In 1998, these securities were sold.

NOTE 6 - INVENTORIES

Net inventories consisted of the following components (in thousands):

                                                 Dec. 31,           Dec. 25,
                                                   1998               1997
                                               --------------     --------------
  Raw material                                    $1,357             $2,965
  Work-in-process                                    877              2,470
  Finished goods                                   2,208              2,723
                                               -------------      --------------
                                                  $4,442             $8,158
                                               ==============     ==============

NOTE 7 - SALE OF LAND

In May 1997, the completed the sale of the land and building comprising its Redmond, Washington, corporate headquarters for $13.8 million, less net transaction-related expenses and reimbursements of approximately $400,000. The sale includes a 10-year lease-back of the building to the Company, with an option to renew the lease for an additional 10 years. The Company realized $12 million in cash after payment of transaction fees and taxes. The sale represented an overall pre-tax gain to the Company of $5.6 million. Of this amount, $2.3 million was recognized in 1997, with the remainder to be amortized over the life of the lease.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                                 Dec. 31,            Dec. 25,
                                                   1998                1997
                                               --------------     --------------
  Building and improvements                         $ 181              $  83
  Equipment                                        15,155             21,493
                                               --------------     --------------
                                                   15,336             21,576
  Less accumulated depreciation                    13,162             18,187
                                               --------------     --------------
  Property, plant and equipment - net              $2,174             $3,389
                                               ==============     ==============

NOTE 9 - OTHER ASSETS

Other assets consisted of the following components (in thousands):

                                                    Dec. 31,         Dec. 25,
                                                      1998             1997
                                                  --------------  --------------
  Long-term lease deposits                            $ 245           $ 220
  Investment in product lines: Quality Automation     3,749           3,749
  Investment in product lines: SMS                    3,271               -
  Investment in JTAG Technologies                       915               -
                                                  --------------  --------------
                                                      8,180           3,969
  Less accumulated amortization                       3,835           3,437
                                                  --------------  --------------
  Other assets - net                                 $4,345           $ 532
                                                  ==============  ==============

Total amortization recorded for 1998, 1997 and 1996 was $399,000, $470,000 and $475,000, respectively.

Investment in Product Lines: Quality Automation

In September 1992, the Company exercised options acquired in 1990 to purchase the assets, technology and rights in the products of Quality Automation Inc., and Q.A. Engineering, Inc. (both herein combined and referred to as "Quality Automation" or "QA"). Of the total acquisition cost, approximately $3.8 million of various identifiable intangible assets were reported as Other Assets in the accompanying balance sheets and are being amortized ratably over the economic life of the specific assets acquired (three to five years). The net book value of the assets capitalized in Other Assets related to this acquisition is $0 and $310,000 at December 31, 1998, and December 25, 1997, respectively.

Investment in Product Lines: SMS

In November 1998, the Company acquired SMS Holding GmbH (see Note 3 - Acquisition of SMS Holding GmbH). In related transactions, the Company acquired a license to the technology, manufacturing and worldwide distribution rights to Unmanned Solutions' AH 400 robotic handler, which is used in the SMS fine pitch automated programming system. Of the total acquisition costs of these transactions, approximately $3.3 million of developed technology and other various intangible assets were reported as Other Assets in the accompanying balance sheets and are being amortized ratably over the economic life of the specific assets acquired (three to five years). The net book value of the assets capitalized in Other Assets related to this acquisition is $3.2 million at December 31, 1998.

Investment in JTAG Technologies

In April 1998, the Company signed an agreement for a strategic alliance with JTAG Technologies, a Netherlands-based manufacturer and developer of boundary scan test and programming solutions. Under the terms of the agreement, the Company purchased a one-third interest in JTAG Technologies for approximately $979,000, and began selling in-system programming products under the Data I/O name. The investment in JTAG Technologies is being accounted for under the equity method. The Company recorded net losses of $64,000 from this investment in 1998, including amortization of intangible assets.

NOTE 10 - NOTES PAYABLE AND LONG-TERM DEBT

Notes payable as of December 31, 1998 and December 25, 1997 consisted of borrowings under a $1.0 million unsecured foreign revolving line of credit with balances outstanding of $564,000 and $500,000 at December 31, 1998 and December 25, 1997, respectively. This line of credit was assumed by the purchaser of the Company's Japan sales and service subsidiary in February 1999. This line of credit had weighted-average interest rates of 2.2% and 2.4% for the years ended December 31, 1998 and December 25, 1997, respectively.

The Company had an unsecured note payable for $1.5 million as of December 25, 1997, which matured and was repaid on January 19, 1998, with variable interest rates of 5.4% at December 25, 1997.

The Company also has another foreign line of credit of $321,000 maturing March 31, 1999 with a rate of 8% and has a U.S. revolving line of credit of $4 million maturing May 31, 1999 with variable interest rates of the lender's prime rate or LIBOR plus 2.5% at the Company's option. This U.S. line of credit is secured by the assets of the Company and is subject to certain affirmative and negative financial covenants. The Company was in compliance with all financial covenants at December 31, 1998.

The Company anticipates renewing these lines of credit in 1999 under substantially the same terms. No assurance can be made, however, in regard to the renewal of these agreements if the Company again experiences losses.

NOTE 11 - COMMITMENTS

The Company has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more are as follows (in thousands):

                  1999                            $1,256
                  2000                             1,256
                  2001                             1,234
                  2002                             1,306
                  2003                             1,323
                  Thereafter                       4,332
                                              -------------
                  Total                          $10,707
                                              =============

Lease and rental expense was $1,069,000, $1,060,000, and $809,000 in 1998, 1997
and 1996, respectively. The Company has renewal options on substantially all of its major leases.

NOTE 12 - STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 1998, there were 1,296,375 shares of common stock reserved for issuance and 46,625 shares available for future grant under the Company's employee stock option plans. Pursuant to these plans, options are granted to officers and key employees of the Company with exercise prices equal to the fair market value of the common stock at the date of grant and generally vest over four years. Certain options granted during 1998 vest over two years. Options granted under the plans have a maximum termination date of six years from the date of grant.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 1998, 1997 and 1996, a total of 72,133, 79,933 and 65,695 shares, respectively, were purchased under the plan at average prices of $3.58, $4.30 and $4.88 per share, respectively. At December 31, 1998, a total of 332,679 shares were reserved for future issuance.

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

Retirement Savings Plan

The Company has a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 17% of their pre-tax salary, subject to the annual IRS limitation. In fiscal years 1998, 1997 and 1996, the Company contributed one Dollar for each Dollar contributed by a participant, with a maximum contribution of 4% of a participant's earnings. The Company's matching contribution expense for the savings plan was approximately $315,000, $432,000 and $478,000 in 1998, 1997 and 1996, respectively.

Share Repurchase Program

Under a previously announced share repurchase program, the Company is authorized to repurchase up to 1,123,800 shares (approximately 15.5%) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. As of December 31, 1998, the Company has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. The Company has not repurchased shares under this plan since the second quarter of 1997, although it still has the authority to do so.

NOTE 13 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                           Year Ended December
                                                              ----------------------------------------------
                                                                 1998             1997             1996
                                                              ------------    -------------    -------------
      Numerator for basic and diluted earnings per share:
           Income (loss) from continuing operations             ($18,524)       $  4,386       $        7
           Income (loss) from discontinued operations                894           7,114           (1,108)
                                                              ------------    -------------    -------------
           Net income (loss)                                    ($17,630)        $11,500          ($1,101)
                                                              ============    =============    =============
      Denominator:
           Denominator for basic earnings per share -
               weighted-average shares                             7,154           6,909            6,857
           Employee stock options (1)                                  -             178              178
                                                              ------------    -------------    -------------
           Denominator for diluted earnings per share -
               adjusted weighted-average shares and
               assumed conversions                                 7,154           7,087            7,035
                                                              ============    =============    =============
      Basic earnings (loss) per share
           From continuing operations                             ($2.59)          $0.63            $0.00
           From discontinued operations                             0.13            1.03            (0.16)
                                                              ------------    -------------    -------------
           Total basic earnings per share                         ($2.46)          $1.66           ($0.16)
                                                              ============    =============    =============
      Diluted earnings (loss) per share
           From continuing operations                             ($2.59)          $0.62            $0.00
           From discontinued operations                             0.13            1.00            (0.16)
                                                              ------------    -------------    -------------
           Total diluted earnings per share                       ($2.46)          $1.62           ($0.16)
                                                              ============    =============    =============

(1)Excludes employee stock options, which were antidilutive of 70,489, 71,000, and 374,000 in 1998, 1997 and 1996, respectively.

NOTE 14 - STOCK-BASED COMPENSATION

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options, employee stock purchase plan options and directors' fee shares under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                      Employee Stock                   Employee Stock                       Director
                                         Options                    Purchase Plan Options                   Fee Plan
                              -------------------------------  --------------------------------  -------------------------------
                                1998       1997       1996       1998       1997       1996        1998       1997       1996
                              ---------  ---------  ---------  ---------  ---------  ----------  ---------  ---------  ---------


Risk-free interest rates        4.90%      6.23%      6.40%      5.48%      5.58%       5.39%      5.52%      5.98%      5.33%
Volatility factors              1.86       1.28       0.49       1.86       1.28       0.49        1.86       1.28       0.49
Expected life of the option
     in years                   5.02       5.06       4.75       0.50       0.50       0.50        5.13       1.00       1.00
Expected dividend yield         None       None       None       None       None       None        None       None       None

For purposes of pro forma disclosures, the estimated fair value of the options granted, which is estimated to be $1.86, $2.75 and $2.68 per share for 1998, 1997 and 1996, respectively, is amortized to expense over the options' vesting period. During the phase in period of Statement 123, which has been applied only for options granted after 1994, the effects of applying the Statement for providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all outstanding nonvested awards. The Company's pro forma information follows (in thousands, except per share data):

                                                                     Year Ended December
                                                       -------------------------------------------------
                                                            1998            1997             1996
                                                       ---------------  -------------- ----------------
   Net income (loss) - as reported                       ($17,630)         $11,500         ($1,101)
   Net income (loss) - pro forma                         ($18,856)         $10,144         ($1,582)

   Diluted earnings (loss) per share - as reported        ($2.46)           $1.62           ($0.16)
   Diluted earnings (loss) per share - pro forma          ($2.64)           $1.43           ($0.22)

A summary of the Company's stock option activity, and related information follows:

                                           December 31, 1998               December 25, 1997             December 26, 1996
                                       ---------------------------     --------------------------    ---------------------------
                                                      Weighted-                      Weighted-                     Weighted-
                                                       Average                        Average                       Average
                                                      Exercise                       Exercise                      Exercise
                                        Options         Price          Options         Price         Options         Price
                                     -------------- --------------  -------------- -------------- -------------- --------------
Outstanding - beginning of year          917,000         $4.82         912,000          $5.22        859,125          $5.03
    Granted                            1,307,975          3.90         542,000           5.01        246,250           5.42
    Exercised                            (55,000)         4.41        (168,125)          3.46        (81,500)          4.03
    Expired or forfeited                (920,225)         5.31        (368,875)          6.70       (111,875)          5.15
                                     --------------                 --------------                --------------
Outstanding - end of year              1,249,750         $3.51         917,000          $4.82        912,000          $5.22
                                     ==============                 ==============                ==============
Exercisable at end of year               420,938         $3.86         433,313          $4.74        349,875          $4.13

Options granted and expired include options which were repriced during the year. In August 1998, the Company cancelled and regranted at a lower exercise price 469,125 options, which included most options that had an exercise price greater than $3.60 at that time. The exercise price of those options regranted was $3.48. In addition, in May 1998, the Company cancelled and regranted 214,000 options granted to the CEO at the time of his hiring.

In May 1998, the shareholders approved an amendment to the Company's 1986 Stock Option Plan whereby the number of shares of the Company's Common Stock reserved for reissuance under the Plan was increased by 300,000 shares.
These shares were registered on June 3, 1998.

The following table summarizes information about stock options outstanding at December 31, 1998:

                                         Options Outstanding                             Options Exercisable
                        ------------------------------------------------------   -----------------------------------
                                             Weighted-
                                              Average           Weighted-                             Weighted-
                            Number           Remaining           Average             Number            Average
      Range of          Outstanding at      Contractual          Exercise        Exercisable at       Exercise
   Exercise Prices         12/31/98        Life in Years          Price             12/31/98            Price
                       ----------------- ------------------ ------------------   ---------------- ------------------
    $1.59 - $3.19           252,875            3.92                $2.23             106,125             $2.62
    $3.48 - $3.48           660,000            4.98                 3.48              51,688              3.48
    $3.50 - $5.00           321,250            2.92                 4.51             258,750              4.42
    $5.18 - $5.19            15,625            5.36                 5.19               4,375              5.19
                       -----------------                                         ----------------
    $1.59 - $5.19         1,249,750            4.24                $3.51             420,938             $3.86
                       =================                                         ================

During the first quarter of 1998, the Company recorded a stock-based compensation charge of $540,000 related to the modification of stock options of a former CEO of the Company. Additionally, during the second quarter of 1998, the Company recorded an additional charge of $43,000 related to stock option modifications.

NOTE 15 - INCOME TAXES

Components of income (loss) from continuing operations before taxes:

                                                                                        Year Ended December
                                                                        -----------------------------------------------------
(in thousands)                                                               1998               1997              1996
                                                                        ---------------    ---------------   ----------------
     U.S. operations                                                        ($16,750)           $4,034            ($842)
     Foreign operations                                                       (1,716)              528              970
                                                                        ---------------    ---------------   ----------------
                                                                            ($18,466)           $4,562             $128
                                                                        ===============    ===============   ================
Income tax expense (benefit) consists of:
     Current tax expense (benefit):
         U.S. federal                                                      ($  2,719)          $   506             $247
         State                                                                    28                58              (11)
         Foreign                                                                  58                71               14
                                                                        ---------------   ----------------   ----------------
                                                                              (2,633)              635              250
     Deferred tax expense (benefit) - U.S. federal                             2,691              (459)            (129)
                                                                        ---------------    ---------------   ----------------
            Total income tax expense                                      $       58           $   176             $121
                                                                        ===============    ===============   ================

For federal income tax purposes, a deduction is received for stock option compensation gains.
The benefit of this deduction, which is recorded in common stock, was $35,000, $158,000, and $98,000 in 1998, 1997 and 1996, respectively.

A reconciliation of the Company's effective income tax rate and the U.S. federal tax rate is as follows:

                                                                                          Year Ended December
                                                                          ----------------------------------------------------
                                                                              1998               1997               1996
                                                                          ---------------   ---------------    ---------------
         Statutory rate                                                     (34.0%)             35.0%               34.0%
         Foreign Sales Corporation tax benefit                               (0.7)              (3.6)             (139.9)
         State and foreign income tax, net of
            federal income tax benefit                                        2.0                1.5               (57.8)
         Valuation allowance for deferred tax assets                         32.9              (26.0)              443.5
         Other                                                               (0.5)              (3.0)             (185.3)
                                                                        ---------------    ---------------    ----------------
                                                                             (0.3%)              3.9%               94.5%
                                                                        ===============    ===============    ================

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below
(in thousands):

                                                                           Dec. 31,           Dec. 25,
                                                                             1998               1997
                                                                        ---------------    ----------------
Deferred income tax assets:
     Allowance for doubtful accounts                                       $   124             $   113
     Inventory and product return reserves                                   3,027               1,298
     Compensation accruals                                                     409                 235
     Accrued liabilities                                                     1,949               1,308
     Book-over-tax depreciation and amortization                               621                 157
     Other, net                                                                206                 154
                                                                        ---------------    ----------------
                                                                             6,336               3,265
     Valuation allowance                                                    (5,945)               (164)
                                                                        ---------------    ----------------
         Total deferred income tax assets                                  $   391              $3,101
                                                                        ===============    ================
Balance sheet classification:
     Current assets                                                        $   331              $1,990
     Noncurrent assets                                                          60               1,111
                                                                        ---------------    ----------------
                                                                           $   391              $3,101
                                                                        ===============    ================

The valuation allowance for deferred tax assets increased $5,781,000 during the year ended
December 31, 1998, due primarily to the loss generated in 1998, and decreased $3,074,000 during the year ended December 25, 1997, due primarily tothe taxable income generated in 1997.
The net deferred tax assets recorded were limited to the estimated carryback benefit available from temporary differences at the time of their expected reversal while the remaining net deferred tax assets have a full valuation allowance provided due to uncertainty regarding the
Company's ability to utilize such assets.

NOTE 16 - SEGMENT AND GEOGRAPHIC INFORMATION

Prior to 1998, Data I/O Corporation and its subsidiaries operated within three major divisions: (1) electronic programming systems used by customers to handle, program, test and mark programmable ICs; (2) semiconductor equipment used to handle, transport and mark integrated circuits (Reel-Tech); and (3) electronic design automation software used to create designs for programmable ICs (Synario Design Automation). The Reel-Tech and Synario Design Automation Divisions were discontinued during 1997. See Note 4 - Discontinued Operations for further discussion of these discontinued operations including results of these operations and related balance sheet accounts.

No one customer accounted for more than 10% of the Company's revenues in 1998, 1997 and 1996. Major operations outside the U.S. include sales and service support subsidiaries in Japan, Germany, Canada and, through the end of 1996, the United Kingdom.

Geographic information of the continuing operations for the three years ended December 31, 1998 is presented in the table that follows. Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. As such, U.S. export sales of $14,905,000, $21,207,000 and $20,214,000 in 1998, 1997 and 1996, respectively, have been excluded from U.S. reported net sales. Transfers between geographic areas are made at prices consistent with rules and regulations of governing tax authorities. The profit on transfers between geographic areas is not recognized until sales are made to non-affiliated customers. For purposes of the table below, the profit on the transfers between geographic areas has been shown in operating income in the geographic area where the final sale to non-affiliated customers took place. Certain general corporate expenses are charged to the U.S. segment. Identifiable assets are those assets that can be directly associated with a particular geographic area.

                                                                                Year Ended December
                                                         ------------------------------------------------------------------
    (in thousands)                                            1998                    1997                      1996
                                                         ---------------          --------------           ----------------
    Net sales:
         U.S.                                               $16,900                   $22,290                  $23,554
         Europe                                               9,533                    11,548                   12,963
         Other                                                8,905                    12,446                   12,343
                                                         ---------------          --------------           ----------------
                                                            $35,338                   $46,284                  $48,860
                                                         ===============          ==============           ================
    Operating income (loss) from continuing operations:
         U.S.                                              ($14,839)               ($     219)               ($  2,254)
         Europe                                              (2,838)                    1,323                    1,279
         Other                                               (1,741)                      701                    1,162
                                                         ---------------          --------------           ----------------
                                                           ($19,418)                 $  1,805                $     187
                                                         ===============          ==============           ================
    Identifiable assets of the continuing operations:
         U.S.                                               $31,097                   $51,539                  $26,039
         Europe                                               5,702                     2,737                    2,852
         Other                                                3,290                     3,460                    4,050
                                                         ---------------          --------------           ----------------
                                                            $40,089                   $57,736                  $32,941
                                                         ===============          ==============           ================


NOTE 17 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth unaudited selected quarterly financial data for the Company for 1998 and 1997. Although the Company's business is not seasonal, growth rates of sales and earnings have varied from quarter to quarter as a result of factors such as stocking orders from international distributors, the timing of new product introductions, business acquisitions, and short-term industry and general U.S. and international economic conditions. Information as to any one or more quarters is, therefore, not necessarily indicative of trends in the Company's business or profitability.

(in thousands except per share data)                                           Year Ended December 1998
                                                           -----------------------------------------------------------------
For the quarters ended:                                      Mar. 26          June 25        Sept. 24 (1)      Dec. 31 (1)
                                                           -------------    -------------    -------------     ------------

     Net sales                                                 $8,426           $8,782           $8,028           $10,102
     Gross margin                                               3,656            3,528            1,103             2,118
     Loss from continuing operations                           (2,233)          (2,625)          (6,378)           (7,288)
     Income from discontinued operations                          180              527              158                29
     Net loss                                                  (2,053)          (2,098)          (6,220)           (7,259)
     Diluted loss per share from continuing
          operations (4)                                       ($0.32)          ($0.36)          ($0.89)           ($1.01)
     Diluted loss per share                                    ($0.29)          ($0.29)          ($0.87)           ($1.01)


 (in thousands except per share data)                                          Year Ended December 1997
                                                           -----------------------------------------------------------------
For the quarters ended:                                      Mar. 27        June 26 (2)        Sept. 25        Dec. 25 (3)
                                                           -------------    -------------    -------------     -------------

     Net sales                                                $11,867          $11,398          $11,762           $11,257
     Gross margin                                               5,958            5,596            6,320             5,662
     Income from continuing operations                            432            2,018            1,436               500
     Gain (loss) from discontinued operations                    (384)            (639)            (452)            8,589
     Net income                                                    48            1,379              984             9,089
     Diluted earnings per share from continuing
          operations (4)                                        $0.06            $0.29            $0.20             $0.07
     Diluted earnings per share                                 $0.01            $0.20            $0.14             $1.26


(1)During the third and fourth quarters of 1998, the Company recorded restructuring charges of $2.0 million and $2.3 million, respectively. See
   Note 2 - Provision for Business Restructuring. Related to the restructuring activities, the Company also recorded inventory reserves during the third and fourth quarters of $2.3 million and $2.3 million, respectively. These inventory reserves are included in cost of goods sold.

(2)The Company completed the sale of its headquarters property resulting in a $2.3 million pre-tax gain recognized during the second quarter of 1997.

(3)The Company disposed of its Semiconductor Equipment and Synario Design Automation Divisions resulting in a gain from discontinued operations of $7.5 million net of tax during the fourth quarter of 1997.

(4)The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Information regarding the Registrant's directors is set forth under "Election of Directors" in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 11, 1999 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of the Company's year end. Information regarding the Registrant's executive officers is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Registrant."

Item 11.  Executive Compensation

Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 11, 1999 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." Such Proxy Statement will be filed within 120 days of the Company's year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 11, 1999 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Voting Securities and Principal Holders." Such Proxy Statement will be filed within 120 days of the Company's year end.

Item 13.  Certain Relationships and Related Transactions

None.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Executive Compensation Plans and Arrangements

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

     (1)  Amended and Restated 1982 Employee Stock Purchase Plan.
          See Exhibit 10.9.

     (2) Retirement Plan and Trust Agreement. See Exhibit 10.4, 10.5, 10.6, 10.15, 10.20, 10.21, and 10.22.

     (3)  1985 Stock Option Plan.  See Exhibit 10.1.

     (4)  1984 FutureNet Employee Stock Option Plan.  See Exhibit 10.2.

     (5)  Summary of Management Incentive Compensation Plan.  See Exhibit 10.18.

     (6) Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.3.

     (7)  Amended and Restated 1986 Stock Option Plan.  See Exhibit 10.23.

     (8)  Form of Change in Control Agreements.  See Exhibit 10.51.

     (9)  1996 Director Fee Plan.  See Exhibit 10.17 and 10.25.

    (11)  Letter Agreement with William J. Haydamack.  See Exhibit 10.8.

    (12) Agreement and General Release with William J. Haydamack. See Exhibit 10.26.

    (13)  Separation Agreement with William C. Erxleben.  See Exhibit 10.27.

    (14)  Consulting Agreement with William C. Erxleben.  See Exhibit 10.28.

    (15)  Service Agreement with Helmut Adamski.  See Exhibit 10.38.

    (16)  Employment Agreement with Helmut Adamski.  See Exhibit 10.39.

    (17)  Letter Agreement with Jim Rounds. See Exhibit 10.41.

    (18) Letter Agreement with David C. Bullis as amended and supplemented. See Exhibit 10.42.

(a)  List of Documents Filed as a Part of This Report:                                                                 Page

     (1)  Index to Financial Statements:

               Report of Ernst & Young LLP, Independent Auditors                                                        29

               Report of Management                                                                                     29

               Consolidated Balance Sheets as of December 31, 1998 and December 25, 1997                                30

               Consolidated Statements of Operations for each of the three years ended December 31, 1998                31

               Consolidated Statements of Cash Flows for each of the three years ended December 31, 1998                32

               Consolidated Statements of Stockholders' Equity for each of the three years ended December 31, 1998      33

               Notes to Consolidated Financial Statements                                                               34

     (2)  Index to Financial Statement Schedules:

          Schedule II - Consolidated Valuation and Qualifying Accounts                                                  55

          All other schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3)         Index to Exhibits:

2           Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

               2.1    Subsidiary Technology Purchase Agreement dated as of
                      November 19, 1998 between SMS-Mikrocomputer-Systeme GmbH
                      and Data I/O Corporation.                                                                         64

               2.2    Excalibur Technology Purchase Agreement dated as of November 19,
                      1998 between SMS Holding GmbH and Data I/O Corporation.                                           70

               2.3    Agreement Of Purchase And Transfer Of GmbH Shares dated as of
                      November 19, 1998 among Data I/O Corporation, Data I/O European
                      Operations GmbH and Shareholders of SMS Holding GmbH.                                             76

               2.4    Amended and restated OEM Agreement dated December 16, 1998
                      between Data I/O Corporation and Unmanned Solutions, Inc.                                        103

               2.5    Support Agreement dated December 16, 1998 between Data I/O
                      Corporation and Unmanned Solutions, Inc.                                                         110

          3    Articles of Incorporation:

               3.1    The Company's restated Articles of Incorporation filed
                      November 2, 1987 (Incorporated by reference to Exhibit 3.1 of the Company's 1987 Annual
                      Report on Form 10-K  (File No. 0-10394)).                                                        N/A

               3.2    The Company's Bylaws as amended and restated as of February 7, 1999.                             116

               3.3    Certificate of Designation, Preferences and Rights of
                      Series A Junior Participating Preferred Stock
                      (Incorporated by reference to Exhibit 1 of the Company's
                      Registration Statement on Form 8-A filed March 13, 1998
                      (File No. 0-10394)).                                                                             N/A

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

               4.3    Amendment No. 1, dated as of February 10, 1999, to Rights
                      Agreement, dated as of April 4, 1998, between Data I/O
                      Corporation and ChaseMellon Shareholder Services, L.L.C. as
                      Rights Agent (Incorporated by reference to Exhibit 4.1 of the
                      Company's Form 8-A/A dated February 10, 1999).                                                   N/A

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

               10.3   Amended and Restated 1983 Stock Appreciation Rights Plan
                      dated February 3, 1993 (Incorporated by reference to
                      Exhibit 10.23 of the
                      Company's 1992 Annual Report on Form 10-K  (File No. 0-10394)).                                  N/A

               10.4   Amended and Restated Retirement Plan and Trust Agreement.
                      (Incorporated by reference to Exhibit 10.26 of the Company's 1993
                      Annual Report on Form 10K (File No. O-10394)).                                                   N/A

               10.5   First Amendment to the Data I/O Tax Deferred Retirement
                      Plan (Incorporated by reference to Exhibit 10.21 of the
                      Company's 1994
                      Annual Report on Form 10K (File No. 0-10394)).                                                   N/A

               10.6   Second Amendment to the Data I/O Tax Deferred Retirement
                      Plan (Incorporated by reference to Exhibit 10.26 of the
                      Company's 1995
                      Annual Report on Form 10K (File No. 0-10394)).                                                   N/A

               10.7   Data I/O Corporation 1996 Director Fee Plan (Incorporated
                      by reference to Exhibit 10.27 of the Company's 1995 Annual
                      Report on Form 10K (File No. 0-10394)).                                                          N/A

               10.8   Letter Agreement with William J. Haydamack (Confidential
                      treatment has been requested for certain portions of this
                      exhibit) (Incorporated by reference to Exhibit 10.29 of
                      the Company's 1995 Annual Report on Form 10K
                      (File No. 0-10394)).                                                                             N/A

               10.9   Data I/O Corporation 1982 Employee Stock Purchase Plan
                      Amended and Restated December 11, 1996 (Incorporated by
                      reference to Exhibit 10.1 to the Company's Registration
                      Statement of Form S-8
                      (File No. 333-20657, filed January 29, 1997)).                                                   N/A

               10.10  Business Loan Agreement dated April 24, 1996, with Seattle
                      First National Bank for $8.0 million (Incorporated by
                      reference to Exhibit 10.30 of the Company's 1996 Annual
                      Report on Form 10K
                      (File No. 0-10394)).                                                                             N/A

               10.11  OEM Agreement between Synopsys, Inc. and Synario Design
                      Automation a Division of Data I/O Corporation. (Portions
                      of this exhibit have been omitted pursuant to an
                      application for an order granting confidential treatment.
                      The omitted portions have been separately filed with the
                      Commission) (Incorporated by reference to Exhibit 10.31 of the Company's 1996 Annual Report on Form 10K
                      (File No. 0-10394)).                                                                             N/A


               10.12  Purchase and Sale Agreement dated as of July 9, 1996
                      (Relating to the sale of Data I/O Corporation's
                      headquarters property in Redmond, Washington consisting of approximately 79 acres of land and an approximately 96,000 square foot building. (Portions of this exhibit have been
                      omitted pursuant to an application for an order granting
                      confidential treatment. The omitted portions have been
                      separately filed with the Commission) (Incorporated by
                      reference to Exhibit 10.32 of the Company's 1996 Annual
                      Report on Form 10K (File No. 0-10394)).                                                          N/A

               10.13  Letter dated as of December 20, 1996, First Amendment and extension of the Closing Date under that certain Purchase
                      and Sale Agreement dated as of July 9, 1996. (Portions of
                      this exhibit have been omitted pursuant to an application
                      for an order granting confidential treatment. The omitted
                      portions have been separately filed with the Commission)
                      (Incorporated by reference to Exhibit 10.33 of the
                      Company's 1996 Annual Report on Form 10K
                      (File No. 0-10394)).                                                                             N/A

               10.14  Letter dated as of February 17, 1997, Second Amendment and extension of the Closing Date under that certain Purchase
                      and Sale Agreement dated as of July 9, 1996. (Portions of
                      this exhibit have been omitted pursuant to an application
                      for an order granting confidential treatment. The omitted
                      portions have been separately filed with the Commission)
                      (Incorporated by reference to Exhibit 10.34 of the
                      Company's 1996 Annual Report on Form 10K
                      (File No. 0-10394)).                                                                             N/A

               10.15  Third Amendment to the Data I/O Tax Deferred Retirement
                      Plan (Incorporated by reference to Exhibit 10.35 of the
                      Company's 1996 Annual Report on Form 10K
                      (File No. 0-10394)).                                                                             N/A

               10.16  Asset Purchase Agreement, by and between Data I/O
                      Corporation, a Washington corporation, Reel-Tech Inc., a
                      Washington corporation, and General Scanning Inc., a
                      Massachusetts corporation, dated November 28, 1997
                      (Incorporated by reference to Exhibit 2.1 of
                      the Company's Form 8-K Report dated November 28, 1997).                                          N/A

               10.17  Master Agreement, by and between Data I/O Corporation, a
                      Washington corporation, Minc, Incorporated, a Colorado
                      corporation, and Minc Washington Corp., a Colorado
                      corporation, dated November 12, 1997 (Incorporated by
                      reference to Exhibit 2.1 of the Company's Form 8-K Report
                      dated November 12, 1997).                                                                        N/A

               10.18  Amended and Restated Management Incentive Compensation
                      Plan dated January 1, 1997 (Incorporated by reference to
                      Exhibit 10.25 of the Company's 1997 Annual Report on
                      Form 10K (File No. 0-10394).                                                                     N/A

               10.19  Amended and Restated Performance Bonus Plan dated January
                      1, 1997 (Incorporated by reference to Exhibit 10.26 of the
                      Company's 1997 Annual Report on Form 10K
                      (File No. 0-10394).                                                                              N/A

               10.20  Fourth Amendment to the Data I/O Tax Deferred Retirement
                      Plan (Incorporated by reference to Exhibit 10.27 of the
                      Company's 1997 Annual Report on Form 10K
                      (File No. 0-10394).                                                                              N/A

               10.21  Fifth Amendment to the Data I/O Tax Deferred Retirement
                      Plan (Incorporated by reference to Exhibit 10.28 of the
                      Company's 1997 Annual Report on Form 10K
                      (File No. 0-10394).                                                                              N/A


               10.22  Sixth Amendment to the Data I/O Tax Deferred Retirement
                      Plan (Incorporated by reference to Exhibit 10.29 of the
                      Company's 1997 Annual Report on Form 10K
                      (File No. 0-10394).                                                                              N/A

               10.23  Amended and Restated 1986 Stock Option Plan dated May 13,
                      1997 (Incorporated by reference to Exhibit 10.30 of the
                      Company's 1997 Annual Report on Form 10K
                      (File No. 0-10394).                                                                              N/A

               10.24  Amendment, dated May 13, 1997, to the business loan agreement dated April 24, 1996, with Seattle First
                      National Bank (Incorporated by reference to Exhibit 10.31
                      of the Company's 1997 Annual Report on Form 10K
                      (File No. 0-10394).                                                                              N/A

               10.25  Amended and Restated Data I/O Corporation 1996 Director
                      Fee Plan (Incorporated by reference to Exhibit 10.32 of
                      the Company's 1997 Annual Report on Form 10K
                      (File No. 0-10394).                                                                              N/A

               10.26  Agreement and General Release with William J. Haydamack
                      (Incorporated by reference to Exhibit 10.32 of the
                      Company's 1997 Annual Report on Form 10K
                      (File No. 0-10394).                                                                              N/A

               10.27  Separation Agreement with William C. Erxleben
                      (Incorporated by reference to Exhibit 10.33 of the
                      Company's 1997 Annual Report on Form 10K
                      (File No. 0-10394).                                                                              N/A

               10.28  Consulting Agreement with William C. Erxleben
                      (Incorporated by reference to Exhibit 10.35 of the
                      Company's 1997 Annual Report on Form 10K
                      (File No. 0-10394).                                                                              N/A

               10.29  First Amendment to the Asset Purchase Agreement dated as of August 31, 1995, among Reel-Tech, Inc., an Indiana
                      corporation, Norris R. Hall, Douglas R. Hall, and
                      Reel-Tech, Inc., a Washington corporation, a wholly owned
                      subsidiary of Data I/O Corporation (Incorporated by
                      reference to Exhibit 10.36 of the Company's 1997 Annual
                      Report on Form 10K (File No. 0-10394).                                                           N/A

               10.30  Second Amendment to the Asset Purchase Agreement dated as of August 31, 1995, among Reel-Tech, Inc., an Indiana
                      corporation, Norris R. Hall, Douglas R. Hall, and
                      Reel-Tech, Inc., a Washington corporation, a wholly owned
                      subsidiary of Data I/O Corporation (Incorporated by
                      reference to Exhibit 10.37 of the Company's 1997 Annual
                      Report on Form 10K (File No. 0-10394).                                                           N/A

               10.31  Third Amendment to the Asset Purchase Agreement dated as of August 31, 1995, among Reel-Tech, Inc., an Indiana
                      corporation, Norris R. Hall, Douglas R. Hall, and
                      Reel-Tech, Inc., a Washington corporation, a wholly owned
                      subsidiary of Data I/O Corporation (Incorporated by
                      reference to Exhibit 10.38 of the Company's 1997 Annual
                      Report on Form 10K (File No. 0-10394).                                                           N/A

               10.32  Fourth Amendment to the Asset Purchase Agreement dated as of August 31, 1995, among Reel-Tech, Inc., an Indiana
                      corporation, Norris R. Hall, Douglas R. Hall, and
                      Reel-Tech, Inc., a Washington corporation, a wholly owned
                      subsidiary of Data I/O Corporation (Incorporated by
                      reference to Exhibit 10.39 of the Company's 1997 Annual
                      Report on Form 10K (File No. 0-10394).                                                           N/A


               10.33  Standstill Agreement, dated as of February 10, 1999, among
                      Data I/O Corporation, Bisco Industries, Inc., Bisco
                      Industries, Inc. Profit Sharing and Savings Plan, and Glen
                      F. Ceiley (Incorporated by reference to Exhibit 10.1 of
                      the Company's Current Report on Form 8-K dated
                      February 12, 1999).                                                                              N/A

               10.34  Shareholders Agreement dated April 15, 1998 among JTAG
                      Technologies B.V., Data I/O Corporation, Harry Bleeker and
                      Peter Van Den Eijnden (Incorporated by reference to
                      Exhibit 2.1 of the Company's quarterly report on
                      Form 10Q/A dated February 16, 1999).                                                             N/A

               10.35  Amendment, dated December 31, 1998, to the business loan agreement and promissory note dated April 24, 1996, with
                      Seattle First National Bank.                                                                     131

               10.36  Security Agreement dated December 31, 1998, related to the business loan agreement dated April 24, 1996 and amended
                      December 31, 1998, with Seattle First National Bank.                                             133

               10.37  Amended and Restated 1986 Stock Option Plan dated
                      May 12, 1998.                                                                                    138

               10.38  Service Agreement dated November 19, 1998 between SMS Holding
                      GmbH and Helmut Adamski.                                                                         148

               10.39  Employment Agreement dated November 19, 1998 between SMS Holding
                      GmbH and Helmut Adamski.                                                                         154

               10.40  Lease Agreement between Dipl. Ing. Hans Walter Ott GmbH and SMS
                      Holding GmbH.                                                                                    161

               10.41  Letter Agreement with Jim Rounds dated August 7, 1998.                                           171

               10.42  Letter Agreement with David C. Bullis dated March 25, 1998 amended and supplemented by the letter agreement dated
                      August 19, 1998.                                                                                 172

          21   Subsidiaries of the Registrant                                                                           56

          23   Consent of Ernst & Young LLP, Independent Auditors                                                       57


(b)  Form 8-K:

A report on Form 8-K dated February 12, 1999 was filed relating to a press release that the Company issued reporting, among other things, that (1) on February 10, 1999 the Company entered into a Standstill Agreement with Bisco Industries, Inc., Bisco Industries, Inc. Profit Sharing and Savings Plan and Glen F. Ceiley (the "Bisco Parties"); (2) Mr. Ceiley has been added to the Board of Directors of Data I/O; and (3) the Bisco Parties will be permitted to increase their ownership of Data I/O's Common Stock from approximately 14% to up to 19.99% pursuant to an amendment to the Company's Shareholder Rights Plan, a copy of which amendment has been filed with the Securities and Exchange Commission.

A report on Form 8-K dated February 8, 1999 was filed related to the selection of Fred R. Hume as President and Chief Executive Officer as of February 23, 1999, and his addition to the Board of Directors effective January 29, 1999.

A report on Form 8-K dated December 4, 1998 was filed relating to a press release announcing the Company's completion of its acquisition of SMS, the leading European-based programming equipment company.

                                               DATA I/O CORPORATION

                           SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                                 Charged/
                                                                (Credited)
                                              Balance at         to Costs                            Balance at
                                               Beginning            and          Deductions-           End of
                                               of Period         Expenses          Describe            Period
                                            ----------------  ----------------  ---------------  --------------------
(in thousands)

Year Ended December 26, 1996:
     Reserves and allowances
        deducted from asset accounts:
        Allowance for bad debts                  $ 311            $   101           ($  50) (1)         $ 362
        Inventory reserves                      $1,421            $   998            ($148) (2)        $2,271

Year Ended December 25, 1997:
     Reserves and allowances
        deducted from asset accounts:
        Allowance for bad debts                  $ 362           $     53           ($  21) (1)         $ 394
        Inventory reserves                      $2,271            ($  225)           ($398) (2)        $1,648

Year Ended December 31, 1998:
     Reserves and allowances
        deducted from asset accounts:
        Allowance for bad debts                  $ 394           $     94           ($  43) (1)         $ 445
        Inventory reserves                      $1,648             $4,529 (3)        ($209) (2)        $5,968


(1) Uncollectable accounts written off, net of recoveries.
(2) Obsolete inventories disposed of.
(3) Primarily related to products which will be discontinued as a result of the business restructuring implemented in 1998.

                                   EXHIBIT 21
                              DATA I/O CORPORATION
                         SUBSIDIARIES OF THE REGISTRANT

The following table indicates the name, jurisdiction of incorporation and basis of ownership of each of the Company's subsidiaries:

                                             State or                 Percentage
                                           Jurisdiction                of Voting
                                                of                    Securities
       Name of Subsidiary                  Organization                  Owned
       ------------------                  ------------               ----------

  Data I/O International, Inc.              Washington                   100%

  Data I/O European Operations GmbH           Germany                    100%

  Data I/O FSC International, Inc.       Territory of Guam               100%

  Data I/O Canada Corporation                 Canada                     100%

  Data I/O  GmbH                              Germany                    100%

  Reel-Tech, Inc.                           Washington                   100%

  Reel-Tech Singapore Pte, Ltd.              Singapore                   100%

  SMS Holding GmbH                            Germany                    100%

  SMS Mikrokomputer-Systeme GmbH              Germany                    100%

                                   EXHIBIT 23

               Consent of Ernst & Young LLP, Independent Auditors


To the Board of Directors and Stockholders
Data I/O Corporation


We consent to the incorporation by reference in the: (a) Registration
Statements (Form S-8 No. 333-20657 and No. No. 33-66824) pertaining to the Company's 1982 Employee Stock Purchase Plan and Director Fee Plan, (b) Registration Statements (Form S-8 No. 33-95608, No. 33-54422, and No. 333-55911) pertaining to the Company's 1986 Stock Option Plan, (c) Registration Statement (Form S-8 No. 33-03958) pertaining to the Company's 1985 Stock Option Plan, and
(d) Registration Statement (Form S-8 No. 33-02254) pertaining to the Company's 1984 FutureNet Employee Stock Option Plan, of our report dated February 8, 1999, with respect to the consolidated financial statements and schedule of Data I/O Corporation included in its Annual Report (Form 10-K) for the year ended December 31, 1998.

                                           //S//ERNST & YOUNG  LLP
                                                ERNST & YOUNG  LLP
Seattle, Washington
March 29, 1999

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            DATA I/O CORPORATION
                                                (REGISTRANT)

DATED:   March 29, 1999                  By: //S//Frederick R. Hume
                                            ------------------------
                                              Frederick R. Hume
                                    President and Chief Executive Officer




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

 NAME                                TITLE

 By: //S//Frederick R. Hume         President and Chief Executive Officer
       Frederick R. Hume            (Principal Executive Officer)


 By: //S//Joel S. Hatlen            Chief Financial Officer
        Joel S. Hatlen              Vice President of Finance
                                    Secretary, Treasurer
                                    (Principal Financial and Accounting Officer)

By: //S//Keith L. Barnes            Director
      Keith L. Barnes


By: //S//David C. Bullis            Director
      David C. Bullis


By: //S//Glen F. Ceiley             Director
      Glen F. Ceiley


By: //S//Paul A. Gary               Director
      Paul A. Gary


By: //S//Edward D. Lazowska         Director
      Edward D. Lazowska

                                                  EXHIBITS INDEX

  Exhibit Number                                       Title                                                        Page Number
--------------------     ----------------------------------------------------------------------------             -----------------

           2   Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

               2.1    Subsidiary Technology Purchase Agreement dated as of
                      November 19, 1998 between SMS-Mikrocomputer-Systeme GmbH
                      and Data I/O Corporation                                                                           64

               2.2    Excalibur Technology Purchase Agreement dated as of November 19,
                      1998 between SMS Holding GmbH and Data I/O Corporation                                             70

               2.3    Agreement Of Purchase And Transfer Of GmbH Shares dated as of
                      November 19, 1998 among Data I/O Corporation, Data I/O European
                      Operations GmbH and Shareholders of SMS Holding GmbH                                               76

               2.4    Amended and restated OEM Agreement dated December 16, 1998
                      between Data I/O Corporation and Unmanned Solutions, Inc.                                         103

               2.5    Support Agreement dated December 16, 1998 between Data I/O
                      Corporation and Unmanned Solutions, Inc.                                                          110

          3    Articles of Incorporation:

               3.1    The Company's restated Articles of Incorporation filed
                      November 2, 1987 (Incorporated by reference to Exhibit 3.1
                      of the Company's 1987 Annual Report on Form 10-K  (File No. 0-10394)).                            N/A

               3.2    The Company's Bylaws as amended and restated as of February 7, 1999.                              116

               3.3    Certificate of Designation, Preferences and Rights of
                      Series A Junior Participating Preferred Stock
                      (Incorporated by reference to Exhibit 1 of the Company's
                      Registration Statement on Form 8-A filed March 13, 1998
                      (File No. 0-10394)).                                                                              N/A

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

               4.3    Amendment No. 1, dated as of February 10, 1999, to Rights
                      Agreement, dated as of April 4, 1998, between Data I/O
                      Corporation and ChaseMellon Shareholder Services, L.L.C. as
                      Rights Agent (Incorporated by reference to Exhibit 4.1 of the
                      Company's Form 8-A/A dated February 10, 1999).                                                    N/A

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

               10.3   Amended and Restated 1983 Stock Appreciation Rights Plan
                      dated February 3, 1993 (Incorporated by reference to
                      Exhibit 10.23 of the Company's 1992 Annual Report on Form 10-K
                      (File No. 0-10394)).                                                                              N/A

               10.4   Amended and Restated Retirement Plan and Trust Agreement.
                      (Incorporated by reference to Exhibit 10.26 of the Company's 1993
                      Annual Report on Form 10K (File No. O-10394)).                                                    N/A

               10.5   First Amendment to the Data I/O Tax Deferred Retirement
                      Plan (Incorporated by reference to Exhibit 10.21 of the
                      Company's 1994 Annual Report on Form 10K (File No. 0-10394)).                                     N/A

               10.6   Second Amendment to the Data I/O Tax Deferred Retirement
                      Plan (Incorporated by reference to Exhibit 10.26 of the
                      Company's 1995 Annual Report on Form 10K (File No. 0-10394)).                                     N/A

               10.7   Data I/O Corporation 1996 Director Fee Plan (Incorporated
                      by reference to Exhibit 10.27 of the Company's 1995 Annual
                      Report on Form 10K (File No. 0-10394)).                                                           N/A

               10.8   Letter Agreement with William J. Haydamack (Confidential
                      treatment has been requested for certain portions of this
                      exhibit) (Incorporated by reference to Exhibit 10.29 of
                      the Company's 1995 Annual Report on Form 10K (File No. 0-10394)).                                 N/A

               10.9   Data I/O Corporation 1982 Employee Stock Purchase Plan
                      Amended and Restated December 11, 1996 (Incorporated by
                      reference to Exhibit 10.1 to the Company's Registration
                      Statement of Form S-8 (File No. 333-20657, filed January 29, 1997)).                              N/A

               10.10  Business Loan Agreement dated April 24, 1996, with Seattle
                      First National Bank for $8.0 million (Incorporated by
                      reference to Exhibit 10.30 of the Company's 1996 Annual
                      Report on Form 10K (File No. 0-10394)).                                                           N/A

               10.11  OEM Agreement between Synopsys, Inc. and Synario Design
                      Automation a Division of Data I/O Corporation. (Portions
                      of this exhibit have been omitted pursuant to an
                      application for an order granting confidential treatment.
                      The omitted portions have been separately filed with the
                      Commission) (Incorporated by reference to Exhibit 10.31 of the Company's 1996 Annual Report on Form 10K
                      (File No. 0-10394)).                                                                              N/A

               10.12  Purchase and Sale Agreement dated as of July 9, 1996
                      (Relating to the sale of Data I/O Corporation's
                      headquarters property in Redmond, Washington consisting of approximately 79 acres of land and an approximately 96,000 square foot building. (Portions of this exhibit have been
                      omitted pursuant to an application for an order granting
                      confidential treatment. The omitted portions have been
                      separately filed with the Commission) (Incorporated by
                      reference to Exhibit 10.32 of the Company's 1996 Annual
                      Report on Form 10K (File No. 0-10394)).                                                           N/A

               10.13  Letter dated as of December 20, 1996, First Amendment and extension of the Closing Date under that certain Purchase
                      and Sale Agreement dated as of July 9, 1996. (Portions of
                      this exhibit have been omitted pursuant to an application
                      for an order granting confidential treatment. The omitted
                      portions have been separately filed with the Commission)
                      (Incorporated by reference to Exhibit 10.33 of the
                      Company's 1996 Annual Report on Form 10K (File No.
                      0-10394)).                                                                                        N/A

               10.14  Letter dated as of February 17, 1997, Second Amendment and extension of the Closing Date under that certain Purchase
                      and Sale Agreement dated as of July 9, 1996. (Portions of
                      this exhibit have been omitted pursuant to an application
                      for an order granting confidential treatment. The omitted
                      portions have been separately filed with the Commission)
                      (Incorporated by reference to Exhibit 10.34 of the
                      Company's 1996 Annual Report on Form 10K
                      (File No. 0-10394)).                                                                              N/A

               10.15  Third Amendment to the Data I/O Tax Deferred Retirement
                      Plan (Incorporated by reference to Exhibit 10.35 of the
                      Company's 1996 Annual Report on Form 10K (File No. 0-10394)).                                     N/A

               10.16  Asset Purchase Agreement, by and between Data I/O
                      Corporation, a Washington corporation, Reel-Tech Inc., a
                      Washington corporation, and General Scanning Inc., a
                      Massachusetts corporation, dated November 28, 1997
                      (Incorporated by reference to Exhibit 2.1 of
                      the Company's Form 8-K Report dated November 28, 1997).                                           N/A

               10.17  Master Agreement, by and between Data I/O Corporation, a
                      Washington corporation, Minc, Incorporated, a Colorado
                      corporation, and Minc Washington Corp., a Colorado
                      corporation, dated November 12, 1997 (Incorporated by
                      reference to Exhibit 2.1 of the Company's Form 8-K Report dated
                      November 12, 1997).                                                                               N/A

               10.18  Amended and Restated Management Incentive Compensation
                      Plan dated January 1, 1997 (Incorporated by reference to
                      Exhibit 10.25 of the Company's 1997 Annual Report on
                      Form 10K (File No. 0-10394).                                                                      N/A

               10.19  Amended and Restated Performance Bonus Plan dated January
                      1, 1997 (Incorporated by reference to Exhibit 10.26 of the
                      Company's 1997 Annual Report on Form 10K (File No. 0-10394).                                      N/A

               10.20  Fourth Amendment to the Data I/O Tax Deferred Retirement
                      Plan (Incorporated by reference to Exhibit 10.27 of the
                      Company's 1997 Annual Report on Form 10K (File No. 0-10394).                                      N/A

               10.21  Fifth Amendment to the Data I/O Tax Deferred Retirement
                      Plan (Incorporated by reference to Exhibit 10.28 of the
                      Company's 1997 Annual Report on Form 10K (File No. 0-10394).                                      N/A

               10.22  Sixth Amendment to the Data I/O Tax Deferred Retirement
                      Plan (Incorporated by reference to Exhibit 10.29 of the
                      Company's 1997 Annual Report on Form 10K (File No. 0-10394).                                      N/A

               10.23  Amended and Restated 1986 Stock Option Plan dated May 13,
                      1997 (Incorporated by reference to Exhibit 10.30 of the
                      Company's 1997 Annual Report on Form 10K (File No. 0-10394).                                      N/A

               10.24  Amendment, dated May 13, 1997, to the business loan agreement dated April 24, 1996, with Seattle First
                      National Bank (Incorporated by reference to Exhibit 10.31
                      of the Company's 1997 Annual Report on Form 10K (File No. 0-10394).                               N/A

               10.25  Amended and Restated Data I/O Corporation 1996 Director
                      Fee Plan (Incorporated by reference to Exhibit 10.32 of
                      the Company's 1997 Annual Report on Form 10K (File No. 0-10394).                                  N/A

               10.26  Agreement and General Release with William J. Haydamack
                      (Incorporated by reference to Exhibit 10.32 of the
                      Company's 1997 Annual Report on Form 10K (File No. 0-10394).                                      N/A

               10.27  Separation Agreement with William C. Erxleben
                      (Incorporated by reference to Exhibit 10.33 of the
                      Company's 1997 Annual Report on Form 10K (File No. 0-10394).                                      N/A

               10.28  Consulting Agreement with William C. Erxleben
                      (Incorporated by reference to Exhibit 10.35 of the
                      Company's 1997 Annual Report on Form 10K (File No. 0-10394).                                      N/A

               10.29  First Amendment to the Asset Purchase Agreement dated as of August 31, 1995, among Reel-Tech, Inc., an Indiana
                      corporation, Norris R. Hall, Douglas R. Hall, and
                      Reel-Tech, Inc., a Washington corporation, a wholly owned
                      subsidiary of Data I/O Corporation (Incorporated by
                      reference to Exhibit 10.36 of the Company's 1997 Annual
                      Report on Form 10K (File No. 0-10394).                                                            N/A

               10.30  Second Amendment to the Asset Purchase Agreement dated as of August 31, 1995, among Reel-Tech, Inc., an Indiana
                      corporation, Norris R. Hall, Douglas R. Hall, and
                      Reel-Tech, Inc., a Washington corporation, a wholly owned
                      subsidiary of Data I/O Corporation (Incorporated by
                      reference to Exhibit 10.37 of the Company's 1997 Annual
                      Report on Form 10K (File No. 0-10394).                                                            N/A

               10.31  Third Amendment to the Asset Purchase Agreement dated as of August 31, 1995, among Reel-Tech, Inc., an Indiana
                      corporation, Norris R. Hall, Douglas R. Hall, and
                      Reel-Tech, Inc., a Washington corporation, a wholly owned
                      subsidiary of Data I/O Corporation (Incorporated by
                      reference to Exhibit 10.38 of the Company's 1997 Annual
                      Report on Form 10K (File No. 0-10394).                                                            N/A

               10.32  Fourth Amendment to the Asset Purchase Agreement dated as of August 31, 1995, among Reel-Tech, Inc., an Indiana
                      corporation, Norris R. Hall, Douglas R. Hall, and
                      Reel-Tech, Inc., a Washington corporation, a wholly owned
                      subsidiary of Data I/O Corporation (Incorporated by
                      reference to Exhibit 10.39 of the Company's 1997 Annual
                      Report on Form 10K (File No. 0-10394).                                                            N/A

               10.33  Standstill Agreement, dated as of February 10, 1999, among
                      Data I/O Corporation, Bisco Industries, Inc., Bisco
                      Industries, Inc. Profit Sharing and Savings Plan, and Glen
                      F. Ceiley (Incorporated by reference to Exhibit 10.1 of
                      the Company's Current Report on Form 8-K dated February 12, 1999).                                N/A

               10.34  Shareholders Agreement dated April 15, 1998 among JTAG
                      Technologies B.V., Data I/O Corporation, Harry Bleeker and
                      Peter Van Den Eijnden (Incorporated by reference to
                      Exhibit 2.1 of the Company's quarterly report on Form 10Q/A
                      dated February 16, 1999).                                                                         N/A

               10.35  Amendment, dated December 31, 1998, to the business loan
                      agreement dated April 24, 1996, with Seattle First National Bank.                                 131

               10.36  Security Agreement dated December 31, 1998, related to the business loan agreement dated April 24, 1996 and amended
                      December 31, 1998, with Seattle First National Bank.                                              133

               10.37  Amended and Restated 1986 Stock Option Plan dated May 12, 1998.                                   138

               10.38  Service Agreement dated November 19, 1998 between SMS Holding
                      GmbH and Helmut Adamski.                                                                          148

               10.39  Employment Agreement dated November 19, 1998 between SMS Holding
                      GmbH and Helmut Adamski.                                                                          154

               10.40  Lease Agreement between Dipl. Ing. Hans Walter Ott GmbH and SMS
                      Holding GmbH.                                                                                     161

               10.41  Letter Agreement with Jim Rounds dated August 7, 1998.                                            171

               10.42  Letter Agreement with David C. Bullis dated March 25, 1998 amended and supplemented by the letter agreement dated
                      August 19, 1998.                                                                                  172

                                    Page 63