Form 10-Q
period 1999-04-01
DATA I/O CORP
filed 1999-05-17
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



         For the quarter ended APRIL 1, 1999 Commission File No. 0-10394



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




 7,238,311 shares of no par value Common Stock outstanding as of April 29, 1999


                                  Page 1 of 17
                            Exhibit Index on Page 17

                              DATA I/O CORPORATION

                                    FORM 10-Q
                       For the Quarter Ended April 1, 1999

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

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------------
                                                                                    Apr. 1,                Dec. 31,
                                                                                      1999                   1998
----------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                                  (unaudited)             (note 1)

ASSETS
CURRENT ASSETS:

    Cash and cash equivalents                                                          $1,331                 $4,008
    Marketable securities                                                              10,794                 14,894
    Trade accounts receivable, less allowance for
        doubtful accounts of $431 and $445                                              4,952                  5,352
    Inventories                                                                         6,519                  4,442
    Recoverable income taxes                                                            3,444                  3,366
    Deferred income taxes                                                                 239                    331
    Other current assets                                                                  782                  1,117
                                                                                   -----------            ------------
        TOTAL CURRENT ASSETS                                                           28,061                 33,510

Property, plant and equipment - net                                                     2,074                  2,174
Other assets                                                                            3,882                  4,345
Deferred income taxes                                                                     354                     60
                                                                                   -----------            ------------
        TOTAL ASSETS                                                                  $34,371                $40,089
                                                                                   ===========            ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                   $2,509                 $3,781
    Accrued compensation                                                                1,689                  2,926
    Deferred revenue                                                                    3,091                  3,895
    Other accrued liabilities                                                           3,005                  3,328
    Accrued costs of business restructuring                                             1,447                  2,339
    Income taxes payable                                                                1,201                  1,593
    Notes payable and current maturities of long-term debt                                  -                    564
                                                                                   -----------            ------------
        TOTAL CURRENT LIABILITIES                                                      12,942                 18,426

Deferred gain on sale of property                                                       2,671                  2,754
                                                                                   -----------            ------------
        TOTAL LIABILITIES                                                              15,613                 21,180

COMMITMENTS

STOCKHOLDERS' EQUITY:
    Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none
    Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,238,311
           and 7,186,851 shares                                                        17,741                 17,637
    Retained earnings                                                                   1,079                    715
    Accumulated other comprehensive income (loss)                                         (62)                   557
                                                                                   -----------            ------------
        TOTAL STOCKHOLDERS' EQUITY                                                     18,758                 18,909
                                                                                   -----------            ------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $34,371                $40,089
                                                                                   ===========            ============

See notes to consolidated financial statements.


                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Apr. 1,           Mar. 26,
For the quarters ended                                                                            1999               1998
------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)

Net sales                                                                                          $7,758            $8,426
Cost of goods sold                                                                                  4,101             4,770
                                                                                               ------------       ------------
Gross margin                                                                                        3,657             3,656

Operating expenses:
     Research and development                                                                       2,008             2,414
     Selling, general and administrative                                                            2,968             3,879
                                                                                               ------------       ------------
        Total operating expenses                                                                    4,976             6,293
                                                                                               ------------       ------------

        Operating loss                                                                             (1,319)           (2,637)

Non-operating income (expense):
     Interest income                                                                                  269               470
     Interest expense                                                                                 (10)              (33)
     Foreign currency exchange                                                                         (1)               (1)
     Net gain on dispositions                                                                       1,113                (3)
                                                                                               ------------       ------------
        Total non-operating income (expense)                                                        1,371               433
                                                                                               ------------       ------------

     Income (loss) from continuing operations before income taxes                                      52            (2,204)

Income tax expense                                                                                     14                29
                                                                                               ------------       ------------
     Income (loss) from continuing operations                                                          38            (2,233)

Income from discontinued operations, net of taxes                                                     326               180
                                                                                               ------------       ------------

Net income (loss)                                                                                    $364           ($2,053)
                                                                                               ============       ============

Basic and diluted earnings (loss) per share:
     From continuing operations                                                                     $0.01            ($0.32)
     From discontinued operations                                                                    0.04              0.03
                                                                                               ------------       ------------
     Total basic and diluted earnings (loss) per share                                              $0.05            ($0.29)
                                                                                               ============       ============

Weighted average shares outstanding                                                                 7,221             7,107
                                                                                               ============       ============
Weighted average and potential shares outstanding                                                   7,248             7,107
                                                                                               ============       ============

See notes to consolidated financial statements.

                                     Page 4

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                Apr. 1,           Mar. 26,
For the quarters ended                                                                           1999               1998
------------------------------------------------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:

    Income (loss) from continuing operations                                                        $38           ($2,233)
    Adjustments to reconcile income (loss) from continuing
      operations to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                                533               519
       Net (gain) loss on dispositions                                                           (1,113)                -
       Equity earnings from investee                                                                (42)                -
       Deferred income taxes                                                                       (202)              702
       Deferred revenue                                                                            (321)             (564)
       Amortization of deferred gain on sale                                                        (83)              (81)
       Non-cash stock-based compensation expense                                                      -               540
       Net change in:
          Trade accounts receivable                                                                  55             1,182
          Inventories                                                                            (2,201)             (172)
          Recoverable income taxes                                                                  (79)             (700)
          Other current assets                                                                      296             1,464
          Business restructure                                                                    (892)                -
          Accounts payable and accrued liabilities                                               (2,877)           (4,152)
                                                                                              ------------      --------------
    Cash provided by (used in) operating activities of continuing operations                     (6,888)           (3,495)
    Cash provided by (used in) operating activities of discontinued operations                      326               180
                                                                                              ------------      --------------
    Net cash provided by (used in) operating activities                                          (6,562)           (3,315)

INVESTING ACTIVITIES:
    Additions to property, plant and equipment                                                     (284)             (948)
    Additions to other assets                                                                         -                 3
    Proceeds on sale of subsidiary                                                                   72                 -
    Purchases of marketable securities                                                             (588)           (8,813)
    Proceeds from sales of marketable securities                                                  4,688             7,637
                                                                                              ------------      --------------
       Cash used in investing activities                                                          3,888            (2,121)

FINANCING ACTIVITIES:
    Repayment of notes payable                                                                        -            (1,338)
    Sale of common stock                                                                            106               149
    Proceeds from exercise of stock options                                                           -               361
                                                                                              ------------      --------------
       Cash provided by (used in) financing activities                                              106              (828)
                                                                                              ------------      --------------

Increase (decrease) in cash and cash equivalents                                                 (2,568)           (6,264)

Effects of exchange rate changes on cash                                                           (109)                1
Cash and cash equivalents at beginning of year                                                    4,008             8,113
                                                                                              ------------      --------------
Cash and cash equivalents at end of year                                                         $1,331            $1,850
                                                                                              ============      ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                                                                        $88               $37
    Income taxes                                                                                    $50            $2,163

See notes to consolidated financial statements.


                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

The financial statements as of April 1, 1999 and March 26, 1998, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended April 1, 1999 are not necessarily indicative of the results that may be expected for the year ending December 30, 1999. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 1998.


NOTE 2 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                    Apr. 1,                  Dec. 31,
                                     1999                      1998
                                ----------------          ----------------
    Raw material                     $1,810                    $1,357
    Work-in-process                   2,179                       877
    Finished goods                    2,530                     2,208
                                ----------------          ----------------
                                     $6,519                    $4,442
                                ================          ================


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                         Apr. 1,                  Dec. 31,
                                          1999                      1998
                                     ----------------          ----------------
    Building and improvements         $      127                $      181
    Equipment                             14,220                    15,155
                                     ----------------          ----------------
                                          14,347                    15,336
    Less accumulated depreciation         12,273                    13,162
                                     ----------------          ----------------
                                         $ 2,074                   $ 2,174
                                     ================          ================


NOTE 4 - DISCONTINUED OPERATIONS

In November 1997, the Company sold the assets of its Semiconductor Equipment Division, Reel-Tech(TM) Inc., to General Scanning Inc. Also in November 1997, the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario Design Automation Division to MINC Washington Incorporated. These transactions discontinued the Semiconductor Equipment Division and Synario Design Automation Division operations of the Company. However, the Company is entitled to receive and may realize certain licensing revenues related to its Synario, ABEL and ECS products through December 31, 1999. The Company has recognized net earnings of $326,000 and $180,000 from source code sales and training and support services provided during 1999 and 1998, respectively. Operating results of these discontinued divisions are classified as discontinued operations in the financial statements.

NOTE 5 - BUSINESS RESTRUCTURING PROGRESS

During the third and fourth quarters of 1998 the Company recorded a pretax charge of $4.4 million related to the restructure of its Redmond operations and certain of its international subsidiaries. With the implementation of the restructuring initiatives during 1998 and continuing into 1999, the Company has four objectives: (1) to reduce its corporate overhead costs; (2) to reduce research and development expenses and to focus its on-going research and development spending in the segments of the market that show the best potential for growth and return on investment for the Company; (3) to create a more variable cost operating structure including the out-sourcing of certain of its manufacturing operations during 1999; and (4) to eliminate redundant products and operations after the acquisition of SMS GmbH in November 1998.

The implementation of the restructuring plan continued during the first quarter of 1999. By the end of the first quarter the majority of the planned headcount reductions had been made. The Company is evaluating the outsourcing of certain portions of the Company's manufacturing operations and has scheduled reductions relating to outsourcing during the remaining quarters of 1999.

Of the total $4.4 million restructuring charge taken in 1998, approximately $2.3 million remained as an accrued liability at December 31, 1998. At April 1, 1999, the remaining accrued liability was approximately $1.4 million. The reduction during the quarter related primarily to severances and related payments to terminated employees.

As of April 1, 1999, the Company's restructuring has proceeded as planned. No significant changes were made to the Company's restructuring plans during the first quarter of 1999. However, included in the Company's original restructuring plans was its expectation to outsource manufacturing operations by the second half of 1999. As a result of internal readiness and outsourcing vendor issues, this process will be delayed and the Company is currently reassessing the extent of its outsourcing and manufacturing restructure changes.


NOTE 6 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                                  For the first quarter
                                                                                  1999             1998
                                                                              -------------    -------------
        Numerator for basic and diluted earnings per share:

           Income from continuing operations                                         $38          ($2,233)
           Income from discontinued operations                                       326              180
                                                                              -------------    -------------
           Net income (loss)                                                        $364          ($2,053)
                                                                              =============    =============
        Denominator:
           Denominator for basic earnings per share -
               weighted-average shares                                             7,221            7,107
           Employee stock options (1)                                                 27                -
                                                                              -------------    -------------
           Denominator for diluted earnings per share -
               adjusted weighted-average shares and
               assumed conversions                                                 7,248           7,107
                                                                              =============    =============
        Basic earnings (loss) per share
           From continuing operations                                              $0.01          ($0.32)
           From discontinued operations                                             0.04            0.03
                                                                              -------------    -------------
           Total basic earnings per share                                          $0.05           ($0.29)
                                                                              =============    =============
        Diluted earnings (loss) per share
           From continuing operations                                              $0.01           ($0.32)
           From discontinued operations                                             0.04             0.03
                                                                              -------------    -------------
           Total diluted earnings per share                                        $0.05           ($0.29)
                                                                              =============    =============

      (1)  Excludes 130,160 employee stock options which were antidilutive in the first quarter of 1998.


NOTE 7 - ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the first quarter of 1999 differed from the statutory 34% tax rate primarily due to operating losses for which no tax benefit was recorded. Tax valuation reserves decreased by approximately $184,000 during the quarter. As of April 1, 1999 the Company has valuation reserves of $5,761,000 that may increase should the Company continue to incur losses or reverse as the Company records income.


NOTE 8 - COMPREHENSIVE INCOME

During the first quarter of 1999 and 1998 total comprehensive income (loss) was comprised of the following (in thousands):

                                                     For the First Quarter
                                                    1999              1998
                                                 ------------     -------------
    Net income (loss)                               $    364         $ (2,053)
    Unrealized gain on marketable securities               -              197
    Foreign currency translation gain                     22                7
                                                 ------------     -------------
    Total comprehensive income (loss)                  $ 386         $ (1,849)
                                                 ============     =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General


FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward looking. In particular, statements herein regarding industry prospects; future results of operations or financial position; integration of acquired products and operations; market acceptance of the Company's reconstituted products; development, introduction and shipment of new products; completion of outsourcing of manufacturing and certain sustaining engineering functions on favorable terms and without significant disruption and achievement of cost savings from such outsourcing; the assessment of the Company's year 2000 exposure and completion of remediation efforts; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. The following discussions and discussions under the caption "Business - Additional Factors That May Affect Future Results" in Item 1 in the Company's Annual report on Form 10-K for the year ended December 31, 1998, describe some, but not all, of the factors that could cause these differences.


BUSINESS RESTRUCTURING

During the first quarter of 1999 the Company continued to implement the restructuring of its Redmond operations and certain of its international subsidiaries. This restructuring plan was initiated in the second half of 1998 and is expected to be completed in the second half of 1999. During the first quarter of 1999, approximately $900,000 in accrued restructuring costs, primarily severance related, were paid out. The remaining restructuring reserves are expected to be utilized during the second, third and fourth quarters of 1999. The Company expects this restructuring to lower and make more variable its operating costs, thus leading to a more flexible operating structure. These expectations have been partially realized during the first quarter (see discussions below). Included in the Company's original restructuring plans was its expectation to outsource manufacturing operations by the second half of 1999. However, as a result of internal readiness and outsourcing vendor issues, this process will be delayed and the Company is currently reassessing the extent of its outsourcing and manufacturing restructure changes.

Regarding the Company's international subsidiaries, in February 1999 the Company sold its Japan sales and service subsidiary for a gain of $1,113,000, which was primarily non-cash, to a former sub-distributor who will now continue to distribute the Company's products in Japan (see "Net Gain on Dispositions - Sale of Japan Subsidiary" below). Additionally, the Company continues to realign its operations in Germany whereby SMS, which was acquired in November 1998 and is located in Wangen, Germany, will become the German headquarters and the Company's Munich office will continue as a sales and service center.

Results of Continuing Operations

For all periods presented, results of operations reflect the classification of the Company's Semiconductor Equipment and Synario Design Automation Divisions as discontinued operations (see "Discontinued Operations").

NET SALES

  (in thousands)                                              First Quarter                                First Quarter

  Net Sales by Product Line:                                      1999                   Change                 1998
  -----------------------------------------------------------------------------   -------------------   -------------------


  Non-automated programming systems                              $5,516                (20.2%)                 $6,909

  Automated programming systems                                   2,242                 47.8%                   1,517
                                                            ------------------    -------------------   -------------------

  Total Programming Systems Division                             $7,758                 (7.9%)                 $8,426
                                                            ==================    ===================   ===================


  Net Sales by location:

     United States                                               $3,462                (13.4%)                 $3,997

        % of total                                                44.6%                                        47.4%

     International                                               $4,296                 (3.0%)                 $4,429

        % of total                                                55.4%                                        52.6%
  --------------------------------------------------------------------------------------------------------------------------


Sales decreased but orders increased for the Company's programming system products in the first quarter of 1999 compared to the first quarter of 1998. Orders in the first quarter of 1999 increased approximately 15% to $9.3 million, compared with $8.1 million in 1998. The increase in orders and sales during the first quarter of 1999 is primarily due to orders for the PP100 automated programming system which was part of the SMS and Unmanned Solutions technology license acquisition. The company is in the process of transitioning the manufacturing of this automated system to its Redmond facility, which may cause delays in production and sales of this product. The sales decline in non-automated programming systems is attributable to a decline in certain of the Company's older non-automated products, some of which have been discontinued, offset partially by the introduction of the SMS Sprint non-automated products which were integrated into the Data I/O product line during the first quarter of 1999 following the acquisition of SMS in November 1998.

Sales for certain of the older Data I/O products are expected to decline during the year as they are replaced by certain Sprint programming system products that target the same customer needs. Sales of the Sprint products are expected to increase during the year as the products are fully integrated into the Data I/O product lines and sales channels. However, there can be no assurance that the Sprint products will be accepted in the market or that sales of Sprint products will fully offset the decline in sales of those older Data I/O products that are being replaced.


GROSS MARGIN


 (in thousands)                First Quarter                     First Quarter
                                    1999            Change            1998
--------------------------------------------------------------------------------

Gross Margin                       $3,657            0.0%            $3,656

Percentage of net sales            47.1%                             43.4%
--------------------------------------------------------------------------------


Gross margin percentage for the first quarter of 1999 increased compared to the first quarter of 1998 due primarily to the ability of the Company to reduce the fixed component of its cost of goods as a result of the Company's restructuring plan which was initiated in the second half of 1998. See "Business Restructuring" above. Also contributing to the improved gross margin in 1999 was the reduced PM970 support costs incurred in the quarter.

RESEARCH AND DEVELOPMENT


  (in thousands)                 First Quarter                   First Quarter
                                      1999           Change          1998
  ------------------------------------------------------------------------------

  Research and development           $2,008          (16.8%)        $2,414

  Percentage of net sales            25.9%                           28.7%
  ------------------------------------------------------------------------------


The decrease in research and development spending for the first quarter of 1999 as compared to the first quarter of 1998 is primarily due to the Company's restructuring which was initiated in the second half of 1998. This restructuring resulted in significant layoffs in the Redmond headquarters engineering staff in the second half of 1998 and in the first quarter 1999, and has resulted in a more focused research and development effort in strategic growth markets. Partially offsetting the reduced spending in Redmond is spending for research and development at SMS, which was acquired in November 1998.


SELLING, GENERAL AND ADMINISTRATIVE


  (in thousands)                      First Quarter                First Quarter
                                           1999         Change         1998
  ------------------------------------------------------------------------------

  Selling, general & administrative       $2,968        (23.5%)       $3,879

  Percentage of net sales                 38.2%                        46.0%
  ------------------------------------------------------------------------------


The decrease in selling, general and administrative expenditures in the first quarter of 1999 as compared with the first quarter of 1998 is due primarily to a reduction in headcount across most SG&A departments as a result of the Company's restructuring which was initiated in the second half of 1998. Also, the sale of the Company's Japan subsidiary in February 1999 resulted in lower spending in selling, general and administrative expenses as compared to the prior year. Furthermore, first quarter 1998 spending included a non-cash charge in the amount of $540,000 related to the modification of stock options of a former CEO of the Company and expenses related to the search for a new Chief Executive Officer. Partially offsetting the reduced spending is SG&A spending at SMS, which was acquired in November 1998.


INTEREST


  (in thousands)              First Quarter                   First Quarter
                                   1999           Change           1998
  ----------------------------------------------------------------------------

  Interest income                  $269          (42.8%)           $470

  Interest expense                 $10           (66.7%)           $33
  ----------------------------------------------------------------------------


The decrease in interest income for the first quarter of 1999 as compared to the first quarter of 1998 is due to the decrease in cash, cash equivalents and marketable securities, due primarily to the funding of operating losses during the past four quarters and the purchase of SMS in the fourth quarter of 1998.


NET GAIN ON DISPOSITIONS - SALE OF JAPAN SUBSIDIARY

In connection with the Company's restructuring, during the first quarter of 1999 the Company sold its Japan sales subsidiary to Synchro-Work Corporation, one of its sub-distributors in Japan, for total consideration of approximately $100,000. The sale resulted in a gain before taxes of approximately $1,113,000 primarily due to previously unrecognized accumulated currency translations. In connection with this sale, the Company and Synchro-Work also entered into a new distribution agreement for sales into Japan. See "Business Restructuring" above.

INCOME TAXES


  (in thousands)              First Quarter             First Quarter
                                   1999                     1998
  ----------------------------------------------------------------------

  Income tax expense               $14                       $29

  Effective tax rate              26.9%                    (1.3%)
  ----------------------------------------------------------------------


Tax expense recorded for the first quarter of 1999 was due to foreign taxes. Tax valuation reserves decreased by approximately $184,000 during the quarter. As of April 1, 1999 the Company had valuation reserves of $5,761,000 that may increase should the Company continue to incur losses or reverse as the Company records income.


NET INCOME AND EARNINGS PER SHARE

(in thousands, except per share data)          First Quarter         First Quarter
                                                    1999                  1998
-----------------------------------------------------------------------------------------
Income (loss) from continuing operations            $38                 ($2,233)
Percentage of net sales                             0.5%                 (26.5%)
Basic and diluted earnings (loss) per share
     from continuing operations                    $0.01                 ($0.32)
-----------------------------------------------------------------------------------------


Income from continuing operations for the first quarter of 1999 increased as compared to the first quarter of 1998 due primarily to the gain on the sale of the Company's Japan subsidiary as well as lower operating costs due to the Company's restructuring initiated in the second half of 1998, offset partially by decreased sales for the quarter.

The Company expects that during 1999, it is likely to incur losses from operations due to many factors, including: (1) continued efforts to integrate and support the Sprint product line, which was acquired in November 1998; (2) costs related to the transition of manufacturing of the automated handling system and accessories acquired from Unmanned Solutions to its Redmond plant;
(3) further restructuring of operations; work on the outsourcing of manufacturing; and (4) the transition of sales to the Sprint products.


DISCONTINUED OPERATIONS

In November 1997, the Company sold the assets of its Semiconductor Equipment Division, Reel-Tech(TM) Inc., to General Scanning Inc. Also in November 1997, the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario Design Automation Division to MINC Incorporated. These transactions discontinued the Semiconductor Equipment Division and Synario Design Automation Division operations of the Company. However, the Company is entitled to receive and may realize certain licensing revenues related to its Synario, ABEL and ECS products through December 31, 1999. The Company has recognized net earnings of $326,000 and $180,000 from source code sales and training and support services provided during 1999 and 1998, respectively. Operating results of these discontinued divisions are classified as discontinued operations in the financial statements.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)                Apr. 1,             Change             Dec 31,
                               1999                                  1998
-------------------------------------------- ---------------- ----------------
Working capital              $15,119               $35             $15,084
Total debt                        $0             ($564)               $564

-------------------------------------------- ---------------- ----------------

Working capital was unchanged during the first quarter of 1999. Cash, cash equivalents and marketable securities, which decreased approximately $6.8 million during the quarter, were used to: pay accrued liabilities of $2.5 million, primarily related to the Company's restructuring, an earnout payment related to the 1997 Reel-Tech disposition and accrued employee benefits; increase inventory by approximately $2.2 million; and fund operations losses in the quarter. In addition, the sale of the Company's Japan subsidiary lowered working capital by approximately $400,000.

As of April 1, 1999, the Company had no debt outstanding. Borrowings as of December 31, 1998 consisted of borrowings under the Japan subsidiary line of credit. This subsidiary was sold during the first quarter 1999. No borrowings were outstanding under the German subsidiary line of credit and the $4.0 million U.S. line of credit which matures in May 1999.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1999 will be less than $1.5 million. The Company believes that cash, cash equivalents and marketable securities and cash flows generated from operations are sufficient to meet current and anticipated future capital expenditures. Although the Company expects that such expenditures will be made, it has purchase commitments for only a small portion of this amount.

At April 1, 1999, the Company's material short-term unused sources of liquidity consisted of approximately $12.1 million in cash, cash equivalents and marketable securities and available borrowings of $240,000 under its German subsidiary line of credit and $4.0 million under its U.S. line of credit. The Company believes these sources and cash flow from operations will be sufficient during 1999 to fund working capital needs, service existing debt and finance planned capital acquisitions.


SHARE REPURCHASE PROGRAM

Under a previously announced share repurchase program, the Company is authorized to repurchase up to 1,123,800 shares (approximately 15.6%) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. As of April 1, 1999, the Company has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. The Company has not repurchased shares under this plan since the second quarter of 1997 although it still has the authority to do so.


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

The Company has completed an assessment of its data processing systems and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project budget was initially estimated and authorized for approximately $1 million, which included approximately $200,000 for new hardware to be capitalized and approximately $800,000 of costs to be expensed as incurred. The Company has completed the most significant portion of this phase of the Year 2000 project and currently estimates that the cost of this project will be less than the initial budgeted amount. As of April 1, 1999, the Company has incurred and expensed approximately $300,000 and capitalized approximately $213,000 related to this project.

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

The Company has also mailed letters to its significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. As of March 1999 the Company had received responses from approximately one-third of such third parties and is currently in the process of analyzing the responses. The Company is also in the process of following up with those vendors and service providers which have not responded that are deemed to be critical suppliers, or whose response was unsatisfactory. This phase of the Year 2000 project is expected to be completed by the second quarter of 1999.

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



                                                  DATA I/O CORPORATION
                                                      (REGISTRANT)
DATED:   May 11, 1999



                                                By://S//Joel S. Hatlen
                                                   -------------------
                                                     Joel S. Hatlen
                                                Vice President - Finance
                                                 Chief Financial Officer
                                                 Secretary and Treasurer

                                  EXHIBIT INDEX



Exhibit Number               Title                         Page Number


                    None