Form 10-Q
period 1999-07-29
DATA I/O CORP
filed 1999-08-12
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



         For the quarter ended JULY 1, 1999 Commission File No. 0-10394



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No




 7,285,790 shares of no par value Common Stock outstanding as of August 6, 1999


                                  Page 1 of 18
                            Exhibit Index on Page 18

                              DATA I/O CORPORATION

                                    FORM 10-Q
                       For the Quarter Ended July 1, 1999

                                      INDEX


Part I - Financial Information                                           Page

     Item 1.    Financial Statements (unaudited)                           3

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        9



Part II - Other Information

     Item 1.    Legal Proceedings                                         16

     Item 2.    Changes in Securities                                     16

     Item 3.    Defaults Upon Senior Securities                           16

     Item 4.    Submission of Matters to a Vote of Security Holders       16

     Item 5.    Other Information                                         16

     Item 6.    Exhibits and Reports on Form 8-K                          16



Signatures                                                                17

Exhibit Index                                                             18

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------- ------------- --- -------------
                                                                         July 1,           Dec. 31,
                                                                           1999              1998
---------------------------------------------------------------------- ------------- --- -------------
(in thousands, except share data)                                      (unaudited)         (note 1)

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                             $4,277            $4,008
     Marketable securities                                                  6,962            14,894
     Trade accounts receivable, less allowance for
         doubtful accounts of $445 and $445                                 5,557             5,352
     Inventories                                                            7,046             4,442
     Recoverable income taxes                                               3,383             3,366
     Deferred income taxes                                                     89               331
     Other current assets                                                     447             1,117
                                                                       -------------     -------------
         TOTAL CURRENT ASSETS                                              27,761            33,510

     Property, plant and equipment - net                                    1,874             2,174
     Other assets                                                           2,640             4,345
     Deferred income taxes                                                    314                60
                                                                       -------------     -------------
         TOTAL ASSETS                                                     $32,589           $40,089
                                                                       =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                      $1,629            $3,781
     Accrued compensation                                                   2,012             2,926
     Deferred revenue                                                       3,009             3,895
     Other accrued liabilities                                              2,207             3,328
     Accrued costs of business restructuring                                1,003             2,339
     Income taxes payable                                                     982             1,593
     Notes payable and current maturities of long-term debt                     -               564
                                                                       -------------     -------------
         TOTAL CURRENT LIABILITIES                                         10,842            18,426

     Deferred gain on sale of property                                      2,588             2,754
                                                                       -------------     -------------
         TOTAL LIABILITIES                                                 13,430            21,180

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Preferred stock -
         Authorized, 5,000,000 shares, including
              200,000 shares of Series A Junior Participating
         Issued and outstanding, none
     Common stock, at stated value -
         Authorized, 30,000,000 shares
         Issued and outstanding, 7,238,311
              and 7,186,851 shares                                         17,741            17,637
     Retained earnings                                                      1,481               715
     Accumulated other comprehensive income (loss)                            (63)              557
                                                                       -------------     -------------
         TOTAL STOCKHOLDERS' EQUITY                                        19,159            18,909
                                                                       -------------     -------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $32,589           $40,089
                                                                       =============     =============

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Quarters Ended              Six Months Ended
--------------------------------------------------------- ------------------------- -- -------------------------
                                                           July 1,       June 25,       July 1,       June 25,
                                                             1999          1998          1999           1998
--------------------------------------------------------- ----------- -- ---------- -- ---------- -- -----------
(in thousands, except per share data)



Net sales                                                   $8,939         $8,782       $16,698       $17,208
Cost of goods sold                                           4,476          5,254         8,578        10,024
                                                          -----------    ----------    ----------    -----------
Gross margin                                                 4,463          3,528         8,120         7,184

Operating expenses:
     Research and development                                1,955          2,397         3,963         4,811
     Selling, general and administrative                     3,031          3,760         5,998         7,639
     Provision for business restructuring                     (215)             -          (215)            -
                                                          -----------    ----------    ----------    -----------
         Total operating expenses                            4,771          6,157         9,746        12,450

                                                          -----------    ----------    ----------    -----------
         Operating loss                                       (308)        (2,629)       (1,626)       (5,266)

Non-operating income (expense):
     Interest income                                           135            382           403           851
     Interest expense                                          (10)           (17)          (20)          (49)
     Foreign currency exchange                                   3             (2)            2            (3)
     Net gain (loss) on dispositions                            85           (352)        1,199          (355)
                                                          -----------    ----------    ----------    -----------
         Total non-operating income                            213             11         1,584           444

     Loss from continuing operations
                                                          -----------    ----------    ----------    -----------
         before income taxes                                   (95)        (2,618)          (42)       (4,822)

Income tax expense                                               9              7            23            36
                                                          -----------    ----------    ----------    -----------
Loss from continuing operations                               (104)        (2,625)          (65)       (4,858)

Income from discontinued operations, net of taxes              505            527           831           707
                                                          -----------    ----------    ----------    -----------

Net income (loss)                                             $401        ($2,098)         $766       ($4,151)
                                                          ===========    ==========    ==========    ===========

Basic and diluted earnings (loss) per share:
     From continuing operations                             ($0.01)        ($0.36)       ($0.01)       ($0.68)
     From discontinued operations                             0.07           0.07          0.11          0.10
                                                          -----------    ----------    ----------    -----------
     Total basic and diluted earnings (loss) per share       $0.06         ($0.29)        $0.10        ($0.58)
                                                          ===========    ==========    ==========    ===========

Weighted average shares outstanding                          7,238          7,148         7,230         7,128
                                                          ===========    ==========    ==========    ===========
Weighted average and potential shares outstanding            7,238          7,148         7,230         7,128
                                                          ===========    ==========    ==========    ===========

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

---------------------------------------------------------------------------------- --------------- ---- --------------
For the six months ended:                                                             July 1,             June 25,
                                                                                        1999                1998
---------------------------------------------------------------------------------- --------------- ---- --------------
(in thousands)
OPERATING ACTIVITIES:

     Loss from continuing operations                                                    ($65)             ($4,858)
     Adjustments to reconcile loss from continuing operations
       to net cash used in operating activities:
         Depreciation and amortization                                                 1,089                1,045
         Net gain on dispositions                                                     (1,198)                   -
         Equity losses from investee                                                     (17)                   -
         Deferred income taxes                                                           (12)               1,085
         Deferred revenue                                                               (403)                (831)
         Amortization of deferred gain on sale of property                              (166)                (164)
         Non-cash stock-based compensation expense                                         -                  540
         Net change in:
              Trade accounts receivable                                                 (521)                (598)
              Inventories                                                             (2,778)                (200)
              Recoverable income taxes                                                   (17)              (1,093)
              Other current assets                                                       632                2,223
              Business restructuring                                                  (1,336)                   -
              Accounts payable and accrued liabilities                                (4,448)              (2,365)
                                                                                   ---------------      --------------
     Cash used in operating activities of continuing  operations                      (9,240)              (5,216)
     Cash provided by operating activities of discontinued operations                    831                  707
                                                                                   ---------------      --------------
     Net cash used in operating activities                                            (8,409)              (4,509)

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                         (403)              (1,264)
     Net proceeds on sale of subsidiary                                                   72                    -
     Proceeds from sale of minority interest                                           1,067                    -
     Additions to other assets                                                             -                 (994)
     Purchases of marketable securities                                                 (568)             (13,882)
     Proceeds from sales of marketable securities                                      8,500               17,366
                                                                                   ---------------      --------------
         Cash provided by investing activities                                         8,668                1,226

FINANCING ACTIVITIES:
     Additions to (repayment of) notes payable                                             7               (1,436)
     Sale of common stock                                                                103                  148
     Proceeds from exercise of stock options                                               1                  421
                                                                                   ---------------      --------------
         Cash provided by (used in) financing activities                                 111                 (867)

                                                                                   ---------------      --------------
Increase (decrease) in cash and cash equivalents                                         370               (4,150)

Effects of exchange rate changes on cash                                                (101)                  (7)
Cash and cash equivalents at beginning of period                                       4,008                8,113
                                                                                   ---------------      --------------
Cash and cash equivalents at end of period                                            $4,277               $3,956
                                                                                   ===============      ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest                                                                           $104                  $49
     Income taxes                                                                        $75               $2,207

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

The financial statements as of July 1, 1999 and June 25, 1998, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended July 1, 1999 are not necessarily indicative of the results that may be expected for the year ending December 30, 1999. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 1998. Certain prior period's balances have been reclassified to conform to the presentation used in the current period.


NOTE 2 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                          July 1,              Dec. 31,
                                           1999                  1998
                                      ----------------      ----------------
   Raw material                            $2,270                $1,357
   Work-in-process                          1,982                   877
   Finished goods                           2,794                 2,208
                                      ----------------      ----------------
                                           $7,046                $4,442
                                      ================      ================


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                             July 1,              Dec. 31,
                                              1999                  1998
                                         ----------------      ----------------
   Building and improvements             $      167             $      181
   Equipment                                 13,680                 15,155
                                         ----------------      ----------------
                                              13,847                15,336
   Less accumulated depreciation              11,973                13,162
                                         ----------------      ----------------
                                             $ 1,874               $ 2,174
                                         ================      ================


NOTE 4 - DISCONTINUED OPERATIONS

In November 1997, the Company sold the assets of its Semiconductor Equipment Division, Reel-Tech(TM) Inc., to General Scanning Inc. Also in November 1997, the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario Design Automation Division (SDAD) to MINC Washington Incorporated. These transactions discontinued the Semiconductor Equipment Division and SDAD operations of the Company. Although the Company was entitled to receive certain licensing, source code and training and support services revenues related to certain of its former SDAD products through December 31, 1999, during the second quarter 1999 the Company closed final settlements and transfer of its retained licensing rights. The Company has recognized net earnings of $831,000 and $707,000 from SDAD licensing agreements, source code sales and training and support services provided during the first six months 1999 and 1998, respectively. No further income is expected in future periods from SDAD discontinued operations. Operating results of these discontinued divisions are classified as discontinued operations in the financial statements.

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

The implementation of the restructuring plan continued during the first six months of 1999. By the end of the second quarter of 1999 the Company completed all of the planned headcount downsizing.

Of the total $4.4 million restructuring charge taken in 1998, approximately $2.3 million remained as an accrued liability at December 31, 1998. At July 1, 1999, the remaining accrued liability was approximately $1.0 million. The reduction during the first six months of 1999 related primarily to severances and related payments to terminated employees, plus the reversal of $215,000 of restructure reserve during the second quarter primarily due to the Company's settlement of certain supplier related claims for less than had been anticipated at the time the restructuring charge was taken in 1998. The remaining accrued liability primarily relates to severances and related payments made to employees terminated in June 1999 (paid in July 1999), machinery and equipment to be disposed of and lease abandonment costs. Other than the lease abandonments portion, the remaining restructuring reserve of $1.0 million is expected to be utilized during the second half of 1999.

The Company's original restructuring plans included the outsourcing of certain of its manufacturing operations by the second half of 1999. The Company continues to assess the extent of outsourcing and manufacturing restructure changes to implement to best support the long-term direction of the company.


NOTE 6 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                     Second Quarter                First Six Months
                                                               --------------------------     --------------------------
                                                                  1999           1998            1999           1998
                                                               -----------    -----------     -----------    -----------
Numerator for basic and diluted earnings per share:

         Loss from continuing operations                          ($104)       ($2,625)          ($65)        ($4,858)
         Income from discontinued operations                        505            527            831             707
                                                               -----------    -----------     -----------    -----------
         Net income (loss)                                         $401        ($2,098)          $766         ($4,151)
                                                               ===========    ===========     ===========    ===========
Denominator:
         Denominator for basic earnings per share -
                  weighted-average shares                         7,238          7,148          7,230           7,128
         Employee stock options (1)                                 -              -              -               -
                                                               -----------    -----------     -----------    -----------
         Denominator for diluted earnings per share -
                  adjusted weighted-average shares and
                  assumed conversions                             7,238          7,148          7,230           7,128
                                                               ===========    ===========     ===========    ===========
Basic earnings (loss) per share
         From continuing operations                              ($0.01)        ($0.36)         ($0.01)        ($0.68)
         From discontinued operations                              0.07          $0.07            0.11           0.10
                                                               -----------    -----------     -----------    -----------
         Total basic earnings (loss) per share                    $0.06         ($0.29)          $0.10         ($0.58)
                                                               ===========    ===========     ===========    ===========
Diluted earnings (loss) per share
         From continuing operations                              ($0.01)        ($0.36)         ($0.01)        ($0.68)
         From discontinued operations                             $0.07          $0.07            0.11           0.10
                                                               -----------    -----------     -----------    -----------
         Total diluted earnings (loss) per share                  $0.06         ($0.29)          $0.10         $(0.58)
                                                               ===========    ===========     ===========    ===========

      (1) Excludes 43,452 and 35,361 employee stock options which were antidilutive for the second quarter and the six months ended July 1, 1999, respectively, and 64,062 and 96,927 which were antidilutive for the second quarter and the six months ended June 26, 1998, respectively.

NOTE 7 - ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the first six months of 1999 differed from the statutory 34% tax rate primarily due to operating losses for which no tax benefit was recorded. Tax valuation reserves decreased by approximately $324,000 during the first six months of 1999. As of July 1, 1999 the Company has valuation reserves of $5,621,000 that may increase should the Company continue to incur losses or reverse as the Company records income.


NOTE 8 - COMPREHENSIVE INCOME

During the second quarter and first six months of 1999 and 1998 total comprehensive income (loss) was comprised of the following (in thousands):

                                                       For the Second Quarter                For the Six Months
                                                   -------------------------------    ----------------------------------
                                                       1999             1998              1999               1998
                                                   -------------    --------------    -------------    -----------------
      Net income (loss)                                $401           ($2,098)            $766             ($4,151)
      Unrealized gain on marketable securities           -                535               -                  732
      Foreign currency translation gain (loss)           (1)              (20)              21                 (12)
                                                   -------------    --------------    -------------    -----------------
      Total comprehensive income (loss)                $400           ($1,583)            $787              ($3,431)
                                                   =============    ==============    =============    =================


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


BUSINESS RESTRUCTURING

During the first six months of 1999 the Company continued to implement the restructuring of its Redmond operations and certain of its international subsidiaries. This restructuring plan was initiated in the second half of 1998 and is expected to be completed in the second half of 1999. During the first six months of 1999, approximately $1.1 million in accrued restructuring costs, primarily severance related, were paid out. Also, reserves of $215,000 were reversed during the second quarter of 1999 primarily related to the Company's settlement of certain supplier related claims for less than had been anticipated at the time the restructuring charge was taken in 1998. The remaining restructure reserve of $1.0 million primarily relates to severances and related payments made to employees terminated in June 1999 (paid in July 1999), machinery and equipment to be disposed of and lease abandonment costs. Other than the lease abandonments portion, the remaining restructuring reserve is expected to be utilized during the second half of 1999.

This restructuring has lowered the Company's operating costs which is reflected in the results for the first six months of 1999 (see discussions below). The Company's original restructuring plans included the outsourcing of certain of its manufacturing operations by the second half of 1999. The Company continues to assess the extent of outsourcing and manufacturing changes to implement to best support the long-term direction of the company.

In February 1999 the Company sold its Japan sales and service subsidiary to a former sub-distributor who continues to distribute the Company's products in Japan (see "Net Gain on Dispositions" below). Additionally, the Company continues to realign its operations in Germany.

Results of Continuing Operations

For all periods presented in this section, results of operations have been reclassified to reflect the classification of the Company's Semiconductor Equipment and Synario Design Automation Divisions as discontinued operations (see "Discontinued Operations").

NET SALES
  -----------------------------------------------------------------------------------------------------------------------
  (in thousands)
                                                        Second Quarter                        First Six Months
                                           -------------------------------------  ---------------------------------------

  Net sales                                  1999       % Change      1998           1999        % Change        1998
  ------------------------------------------------------------------------------  ---------------------------------------

  Non-automated programming systems         $5,142       (22.1%)     $6,603        $10,659        (21.1%)      $13,512

  Automated programming systems              3,797        74.3%       2,179          6,039         63.4%         3,696
                                           -------------------------------------  ---------------------------------------

  Total programming systems                 $8,939         1.8%      $8,782        $16,698         (3.0%)      $17,208
                                           =====================================  =======================================

                                                        Second Quarter                         First Six Months
                                           -------------------------------------  ---------------------------------------

  Net sales by location                      1999       % Change      1998          1999         % Change        1998
  ------------------------------------------------------------------------------  ---------------------------------------

  United States                             $3,843       (13.3%)     $4,430        $7,305        (13.3%)       $8,428

     % of total                              43.0%                    50.4%         43.7%                       49.0%

  International                              5,096        17.1%       4,352         9,393          7.0%        $8,780

     % of total                              57.0%                    49.6%         56.3%                       51.0%

  -----------------------------------------------------------------------------------------------------------------------


Sales increased slightly but orders decreased for the Company's programming system products in the second quarter of 1999 compared to the second quarter of 1998. Orders in the second quarter of 1999 decreased approximately 12% to $7.9 million, compared with $9.0 million in 1998. The decrease in orders during the second quarter of 1999 is primarily due to lower orders for the Company's non-automated programming systems, offset partially by increased orders for the Company's PP100 automated programming system, which was part of the SMS and Unmanned Solutions technology license acquisition.

The slight increase in sales for the second quarter was due to an increase in sales of the PP100 automated programming system, offset by a decrease in sales of the Company's non-automated programming systems. Sales of the Company's older non-automated products, some of which have been discontinued, decreased during the second quarter, but this was offset partially by the introduction of the SMS Sprint non-automated products which began to be integrated into the Data I/O product line during the first quarter of 1999 following the acquisition of SMS in November 1998.

Sales of the Sprint products are expected to increase during the year as those products are fully integrated into the Data I/O product lines and sales channels. However, there can be no assurance that the Sprint products will be accepted in the market or that sales of Sprint products will fully offset the decline in sales related to older Data I/O products or those which have been cancelled.

GROSS MARGIN


                                 Second Quarter          First Six Months
                           ----------------------------------------------------

 (in thousands)                1999         1998        1999          1998
-------------------------------------------------------------------------------

Gross Margin                 $4,463       $3,528       $8,120         $7,184

Percentage of net sales       49.9%        40.2%        48.6%          41.7%
-------------------------------------------------------------------------------


Gross margin for both the second quarter and first six months of 1999 increased compared to the same periods in 1998 due primarily to lower labor costs as a result of the Company's restructuring. Also contributing to the increase was the recognition of contract and upgrade revenue related to the PM970 program during the second quarter of 1999 that had been deferred from 1998.


RESEARCH AND DEVELOPMENT


                                 Second Quarter            First Six Months
                            ---------------------------------------------------

  (in thousands)               1999         1998         1999           1998
  -----------------------------------------------------------------------------

  Research and development   $1,955       $2,397       $3,963         $4,811

  Percentage of net sales     21.9%        27.3%        23.7%          28.0%
  -----------------------------------------------------------------------------


The decrease in research and development spending in both the second quarter and first six months of 1999 as compared to the same periods in 1998 is primarily due to the Company's restructuring which was initiated in the second half of 1998. This restructuring resulted in significant layoffs in the Redmond headquarters engineering staff in the second half of 1998 and in the first quarter 1999, and has resulted in a more focused research and development effort in strategic growth markets. Partially offsetting the reduced spending in Redmond are incremental expenses of research and development in the Company's Wangen, Germany operations which were acquired in November 1998.


SELLING, GENERAL AND ADMINISTRATIVE


                                         Second Quarter        First Six Months
                                       -----------------------------------------

  (in thousands)                        1999        1998       1999       1998
  ------------------------------------------------------------------------------

  Selling, general & administrative    $3,031      $3,760     $5,998     $7,639

  Percentage of net sales               33.9%       42.8%      35.9%      44.4%
  ------------------------------------------------------------------------------


The decrease in selling, general and administrative expenditures in both the second quarter and first six months of 1999 as compared with the same periods in 1998 is due primarily to a reduction in headcount across most SG&A departments as a result of the Company's restructuring which was initiated in the second half of 1998. Also, the sale of the Company's Japan subsidiary in February 1999 resulted in lower spending in selling, general and administrative expenses as compared to the prior year. Furthermore, first quarter 1998 expenses included a non-cash charge in the amount of $540,000 related to the modification of stock options of a former CEO of the Company and, in addition, expenses related to the search for a new Chief Executive Officer. Partially offsetting the reduced spending are incremental expenses of the Company's Wangen, Germany operations which were acquired in November 1998.

INTEREST


                             Second Quarter             First Six Months
                      ----------------------------------------------------------

  (in thousands)           1998         1998          1998              1998
  -----------------------------------------------------------------------------

  Interest income          $135         $382          $403              $851

  Interest expense         ($10)        ($17)         ($20)             ($49)
  -----------------------------------------------------------------------------

The decrease in interest income for both the second quarter and first six months of 1999 as compared to the same periods of 1998 is due to the decrease in cash, cash equivalents and marketable securities, due primarily to the funding of operating losses during the past six quarters and the purchase of SMS in the fourth quarter of 1998.


NET GAIN ON DISPOSITIONS - SALE OF JAPAN SUBSIDIARY AND
                             JTAG TECHNOLOGIES MINORITY INTEREST

In connection with the Company's restructuring, during the first quarter of 1999 the Company sold its Japan sales subsidiary to Synchro-Work Corporation, one of its sub-distributors in Japan, for total consideration of approximately $100,000. The sale resulted in a gain before taxes of approximately $1.1 million primarily due to previously unrecognized accumulated currency translations. In connection with this sale, the Company and Synchro-Work also entered into a new distribution agreement for sales into Japan. See "Business Restructuring" above.

During the second quarter of 1999 the Company sold its minority interest in JTAG Technologies back to JTAG Holdings BV, resulting in a net gain of $85,000. Also in connection with this sale the Company terminated its distribution agreement with JTAG. The decision to make this sale and termination was due to the Company's low volume of distribution of the JTAG products.


INCOME TAXES


                                      Second Quarter         First Six Months
                               -------------------------------------------------

  (in thousands)                    1999         1998        1999         1998
  ------------------------------------------------------------------------------

  Income tax expense from
      continuing operations          $9           $7          $23          $36

  Effective tax rate               (9.5%)       (0.3%)       (55.0%)      (0.7%)
  ------------------------------------------------------------------------------


Tax expense recorded for both the second quarter and first six months of 1999 was due to foreign taxes. Tax valuation reserves decreased by approximately $324,000 during the first six months of 1999. As of July 1, 1999 the Company had valuation reserves of $5,621,000 that may increase should the Company continue to incur losses or reverse as the Company records income.

NET INCOME AND EARNINGS PER SHARE

                                            Second Quarter     First Six Months
                                       -----------------------------------------
(in thousands, except per share data)     1999      1998        1999      1998
--------------------------------------------------------------------------------

Loss from continuing operations          ($104)   ($2,625)     ($65)    ($4,858)
Percentage of net sales                  (1.2%)    (29.9%)     (0.4%)    (28.2%)
Basic and diluted (loss) per share
     from continuing operations         ($0.01)    ($0.36)    ($0.01)    ($0.68)
--------------------------------------------------------------------------------


Losses from continuing operations for both the second quarter and first six months of 1999 decreased as compared to the same periods of 1998 due primarily to higher gross margin, lower operating costs and the reversal of $215,000 of restructure reserve during the second quarter of 1999, as well as, with respect to the first six months of 1999, the gain on the sale of the Company's Japan subsidiary during the first quarter of 1999.

The Company expects that during the remainder of 1999, it is likely to incur losses from operations due to many factors, including: (1) continued efforts to integrate and support the Sprint product line, which was acquired in November 1998; (2) costs related to the transition of manufacturing of the automated handling system and accessories acquired from Unmanned Solutions to its Redmond plant; (3) further restructuring of operations; and (4) the transition of sales to the Sprint products.


DISCONTINUED OPERATIONS

In November 1997, the Company sold the assets of its Semiconductor Equipment Division, Reel-Tech(TM) Inc., to General Scanning Inc. Also in November 1997, the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario Design Automation Division (SDAD) to MINC Washington Incorporated. These transactions discontinued the Semiconductor Equipment Division and SDAD operations of the Company. Although the Company was entitled to receive certain licensing, source code and training and support services revenues related to certain of its former SDAD products through December 31, 1999, during the second quarter 1999 the Company closed final settlements and transfer of its retained licensing rights. The Company has recognized net earnings of $831,000 and $707,000 from SDAD licensing agreements, source code sales and training and support services provided during the first six months 1999 and 1998, respectively. No further income is expected in future periods from SDAD discontinued operations. Operating results of these discontinued divisions are classified as discontinued operations in the financial statements.


Financial Condition

LIQUIDITY AND CAPITAL RESOURCES
                              July 1,                            Dec 31,
(in thousands)                 1999             Change            1998
------------------------- ---------------- ----------------- ----------------
Working capital                $16,919          $1,835           $15,084
Total debt                       $0             (564)             $564
------------------------- ---------------- ----------------- ----------------

Working capital increased during the first six months of 1999 primarily due to net income for the period and proceeds from the sale of the Company's minority interest investment in JTAG Technologies during the second quarter of 1999. Cash, cash equivalents and marketable securities, which decreased $7.7 million during the first six months, were used to: pay accrued liabilities of $3.4 million, primarily related to the Company's restructuring, an earnout payment related to the 1997 Reel-Tech disposition and accrued employee benefits; and increase inventory by approximately $2.6 million related to the PP100 and Sprint programming systems. In addition, the sale of the Company's Japan subsidiary lowered working capital by approximately $400,000.

As of July 1, 1999, the Company had no debt outstanding. Borrowings as of December 31, 1998 consisted of borrowings under the Japan subsidiary line of credit. This subsidiary was sold during the first quarter of 1999. No borrowings were outstanding under the German subsidiary line of credit and the $4.0 million U.S. line of credit which matures in December 1999.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1999 will be less than $1.3 million. The Company believes that cash, cash equivalents and marketable securities and cash flows generated from operations are sufficient to meet current and anticipated future capital expenditures. Although the Company expects that such expenditures will be made, it has purchase commitments for only a small portion of this amount.

At July 1, 1999, the Company's material short-term unused sources of liquidity consisted of approximately $11.2 million in cash, cash equivalents and marketable securities and available borrowings of $240,000 under its German subsidiary line of credit or $4.0 million under its U.S. line of credit. The Company believes these sources and cash flow from operations will be sufficient during the remainder of 1999 to fund working capital needs, service existing debt and finance planned capital acquisitions.


SHARE REPURCHASE PROGRAM

Under a previously announced share repurchase program, the Company is authorized to repurchase up to 1,123,800 shares (approximately 15.6%) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. As of July 1, 1999, the Company has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. The Company has not repurchased shares under this plan since the second quarter of 1997 although it still has the authority to do so.


Other

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

The Company has completed an assessment of its data processing systems and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project budget was initially estimated and authorized for approximately $1 million, which included approximately $200,000 for new hardware to be capitalized and approximately $800,000 of costs to be expensed as incurred. The Company has completed the most significant portion of this phase of the Year 2000 project and currently estimates that the cost of this project will be less than the initial budgeted amount. As of July 1, 1999, the Company has incurred and expensed approximately $300,000 and capitalized approximately $213,000 related to this project.

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

The Company has also mailed letters to its significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. As of July 1999 the Company had obtained responses from approximately 80% of such third parties and is currently in the process of analyzing the responses. The Company is also in the process of following up with those vendors and service providers which have not responded that are deemed to be critical suppliers, or whose response was unsatisfactory. This phase of the Year 2000 project is expected to be completed by the third quarter of 1999.

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

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on May 11, 1999, there were present in person or by proxy the holders of 6,671,242 shares of the 7,238,311 shares of Common Stock of the Corporation. Following are the matters ratified and the voting results:

         (a) Election of a Board of Directors consisting of the following six
(6) directors:

                           Name             Votes For         Votes Withheld

                  Keith L. Barnes           6,435,777         235,465
                  David C. Bullis           6,414,819         256,423
                  Glen F. Ceiley            6,431,693         239,549
                  Paul A. Gary              6,435,275         235,967
                  Frederick R. Hume         6,442,125         229,117
                  Edward D. Lazowska        6,436,740         234,502



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



                                              DATA I/O CORPORATION
                                                  (REGISTRANT)
DATED:   August 11, 1999



                                            By://S//Joel S. Hatlen
                                            ----------------------
                                                 Joel S. Hatlen
                                            Vice President - Finance
                                             Chief Financial Officer
                                             Secretary and Treasurer

 EXHIBIT INDEX



Exhibit Number            Title                                    Page Number
--------------    ----------------------------------------------   -----------


     None