Form 10-K
period 1999-09-30
DATA I/O CORP
filed 1999-11-12
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended SEPTEMBER 30, 1999 Commission File No. 0-10394

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

7,285,790 shares of no par value Common Stock outstanding as of November 2, 1999

                            Exhibit Index on Page 18

                              DATA I/O CORPORATION

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1999

                                      INDEX

Part I - Financial Information                                         Page

    Item 1.Financial Statements (unaudited)                               3

    Item 2.Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 9

Part II - Other Information

    Item 1.Legal Proceedings                                             16

    Item 2.Changes in Securities                                         16

    Item 3.Defaults Upon Senior Securities                               16

    Item 4.Submission of Matters to a Vote of Security Holders           16

    Item 5.Other Information                                             16

    Item 6.Exhibits and Reports on Form 8-K                              16


Signatures                                                               17

Exhibit Index                                                            18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                DATA I/O CORPORATION

                            CONSOLIDATED BALANCE SHEETS

-------------------------------------------------------------------------------
                                                       Sept. 30,     Dec. 31,
                                                         1999          1998
-------------------------------------------------------------------------------
(in thousands, except share data)                      (unaudited)   (note 1)

ASSETS
CURRENT ASSETS:

   Cash and cash equivalents                            $2,344        $4,008
   Marketable securities                                11,692        14,894
   Trade accounts receivable, less allowance for
      doubtful accounts of $457 and $445                 5,793         5,352
   Inventories                                           6,467         4,442
   Recoverable income taxes                                868         3,366
   Deferred income taxes                                     -           331
   Other current assets                                    420         1,117
                                                       ----------    ----------
      TOTAL CURRENT ASSETS                              27,584        33,510

   Property, plant and equipment - net                   2,203         2,174
   Other assets                                          2,382         4,345
   Deferred income taxes                                   192            60
                                                       ----------    ----------
      TOTAL ASSETS                                     $32,361       $40,089
                                                       ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

   Accounts payable                                     $1,897        $3,781
   Accrued compensation                                  2,004         2,926
   Deferred revenue                                      2,890         3,895
   Other accrued liabilities                             2,340         3,328
   Accrued costs of business restructuring                 624         2,339
   Income taxes payable                                  1,213         1,593
   Deferred income taxes payable                           205             -
   Notes payable and current maturities of long-term         -           564
debt

                                                       ----------    ----------
      TOTAL CURRENT LIABILITIES                         11,173        18,426

   Deferred gain on sale of property                     2,507         2,754
                                                       ----------    ----------
      TOTAL LIABILITIES                                 13,680        21,180

COMMITMENTS

STOCKHOLDERS' EQUITY:
   Preferred stock -
      Authorized, 5,000,000 shares, including
         200,000 shares of Series A Junior
      Participating
      Issued and outstanding, none
   Common stock, at stated value -
      Authorized, 30,000,000 shares
      Issued and outstanding, 7,285,790
         and 7,186,851 shares                           17,803        17,637
   Retained earnings                                       941           715
   Accumulated other comprehensive income (loss)           (63)          557
                                                       ----------    ----------
      TOTAL STOCKHOLDERS' EQUITY                        18,681        18,909
                                                       ----------    ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $32,361       $40,089
                                                       ==========    ==========

See notes to consolidated financial statements.




                                DATA I/O CORPORATION

                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                    (UNAUDITED)

                                                  Quarters Ended     Nine Months Ended

----------------------------------------------------------------------------------------
                                                 Sept.     Sept.     Sept.     Sept.
                                                  30,       24,       30,       24,
                                                 1999      1998      1999      1998
----------------------------------------------------------------------------------------
(in thousands, except per share data)

Net sales                                        $9,439    $8,028    $26,137   $25,236
Cost of goods sold                                5,404     6,925     13,982    16,948
                                                 --------  --------  --------  ---------
Gross margin                                      4,035     1,103    12,155     8,288

Operating expenses:

   Research and development                       2,265     2,022     6,228     6,833
   Selling, general and administrative            2,494     3,526     8,492    11,165
   Provision for business restructuring               -     2,039      (215)    2,039
                                                 --------  --------  --------  ---------
      Total operating expenses                    4,759     7,587    14,505    20,037

                                                 --------  --------  --------  ---------
      Operating loss                               (724)   (6,484)   (2,350)   (11,749)

Non-operating income (expense):

   Interest income                                  174       375       577     1,226
   Interest expense                                  (8)      (14)      (28)      (63)
   Foreign currency exchange                         10         2        12        (1)
   Net gain (loss) on dispositions                    -         -     1,199      (355)
                                                 --------  --------  --------  ---------
      Total non-operating income                    176       363     1,760       807
                                                 --------  --------  --------  ---------
   Loss from continuing operations
      before income taxes                          (548)   (6,121)     (590)   (10,942)

Income tax (benefit) expense                         (8)      257        15        294
                                                 --------  --------  --------  ---------
Loss from continuing operations                    (540)   (6,378)     (605)   (11,236)

Income from discontinued operations, net of           -       158       831        865
taxes                                            --------  --------  --------  ---------

Net income (loss)                                 ($540)  ($6,220)     $226   ($10,371)
                                                 ======== ========   ======== =========

Basic and diluted earnings (loss) per share:

   From continuing operations                    ($0.07)   ($0.89)   ($0.08)   ($1.57)
   From discontinued operations                    0.00      0.02      0.11      0.12
                                                 --------  --------  --------  ---------

   Total basic and diluted earnings (loss) per   ($0.07)   ($0.87)    $0.03    ($1.45)
    share                                        ========  ========  ========  =========

Weighted average shares outstanding               7,270     7,174     7,243     7,143
                                                 ========  ========  ========  =========

Weighted average and potential shares             7,270     7,174     7,243     7,143
 outstanding                                     ========  ========  ========  =========

See notes to consolidated financial statements.

                                DATA I/O CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    (UNAUDITED)

--------------------------------------------------------------------------------
For the nine months ended:                               Sept. 30,    Sept. 24,
                                                            1999        1998

--------------------------------------------------------------------------------
(in thousands)

OPERATING ACTIVITIES:

   Loss from continuing operations                        ($605)     ($11,236)
   Adjustments to reconcile loss from continuing
   operations to net cash used in operating activities:
      Depreciation and amortization                       1,597         1,544
      Net gain on dispositions                           (1,199)            -
      Equity losses from minority interest                  (17)            -
      Deferred income taxes                                 404         1,595
      Deferred revenue                                     (521)       (1,146)
      Amortization of deferred gain on sale of property    (247)         (248)
      Non-cash stock-based compensation expense               -           540
      Net change in:
         Trade accounts receivable                         (773)          694
         Inventories                                     (2,199)        1,645
         Recoverable income taxes                         2,498        (1,603)
         Other current assets                               658         2,610
         Business restructuring                          (1,715)          974
         Accounts payable and accrued liabilities        (3,821)       (2,337)
                                                       -----------   -----------
   Cash used in operating activities of continuing
     operations                                          (5,940)       (6,969)
   Cash provided by operating activities of
     discontinued operations                                831           865
                                                       -----------   -----------
   Net cash used in operating activities                 (5,109)       (6,104)

INVESTING ACTIVITIES:

   Additions to property, plant and equipment              (977)         (326)
   Net proceeds on sale of subsidiary                        72             -
   Proceeds from sale of minority interest                1,067            73
   Additions to other assets                                  -          (979)
   Purchases of marketable securities                    (7,398)      (20,321)
   Proceeds from sales of marketable securities          10,600        25,816
                                                       -----------   -----------
      Cash provided by investing activities               3,364         4,263

FINANCING ACTIVITIES:

   Additions to (repayment of) notes payable                  6        (1,601)
   Sale of common stock                                     165           259
   Proceeds from exercise of stock options                    1           423
                                                       -----------   -----------
      Cash provided by (used in) financing activities       172          (919)

                                                       -----------   -----------
Decrease in cash and cash equivalents                    (1,573)       (2,760)

Effects of exchange rate changes on cash                    (92)           (7)
Cash and cash equivalents at beginning of period          4,008         8,113
                                                       -----------   -----------
Cash and cash equivalents at end of period               $2,344        $5,346
                                                       ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:

   Interest                                                $112           $60
   Income taxes                                            $104        $2,130

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

The financial statements as of September 30, 1999 and September 24, 1998, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 1999. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the fiscal year ended December 31, 1998. Certain prior period's balances have been reclassified to conform to the presentation used in the current period.

NOTE 2 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                         Sept. 30,         Dec. 31,
                                           1999              1998
                                        ------------      ------------
            Raw material                  $2,380            $1,357
            Work-in-process                1,609               877
            Finished goods                 2,478             2,208
                                        ------------      ------------
                                          $6,467            $4,442
                                        ============      ============


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                         Sept. 30,         Dec. 31,
                                           1999              1998
                                       ------------       ------------
            Building and improvements   $    171        $      181
            Equipment                     12,268            15,155
                                       ------------       ------------
                                          12,439            15,336
            Less accumulated
            depreciation                  10,236            13,162
                                        ------------      ------------
                                         $ 2,203           $ 2,174
                                        ============      ============


NOTE 4 - DISCONTINUED OPERATIONS

In November 1997, the Company sold the assets of its Semiconductor Equipment Division, Reel-Tech(TM) Inc., to General Scanning Inc. Also in November 1997, the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario Design Automation Division (SDAD) to MINC Washington Incorporated. These transactions discontinued the Semiconductor Equipment Division and SDAD operations of the Company. Although the Company was entitled to receive certain licensing, source code and training and support services revenues related to certain of its former SDAD products through December 31, 1999, during the second quarter 1999 the Company closed final settlements and transfer of its retained licensing rights. The Company has recognized net earnings of $831,000 and $865,000 from SDAD licensing agreements, source code sales and training and support services provided during the first nine months of 1999 and 1998, respectively. No further income is expected in future periods from SDAD discontinued operations. Operating results of these discontinued divisions are classified as discontinued operations in the financial statements.

NOTE 5 - BUSINESS RESTRUCTURING PROGRESS

During the third and fourth quarters of 1998 the Company recorded a pretax charge of $4.4 million related to the restructure of its Redmond operations and certain of its international subsidiaries. With the implementation of the restructuring initiatives during 1998 and continuing into 1999, the Company had four objectives: (1) to reduce its corporate overhead costs; (2) to reduce research and development expenses and to focus its on-going research and development spending in the segments of the market that show the best potential for growth and return on investment for the Company; (3) to create a more variable cost operating structure including the out-sourcing of certain of its manufacturing operations during 1999; and (4) to eliminate redundant products and operations after the acquisition of SMS GmbH in November 1998.

The implementation of the restructuring plan continued during the first nine months of 1999. By the end of the second quarter of 1999 the Company completed all of the planned headcount downsizing.

Of the total $4.4 million restructuring charge taken in 1998, approximately $2.3 million remained as an accrued liability at December 31, 1998. At September 30, 1999, the remaining accrued liability was approximately $624,000. The reduction during the first nine months of 1999 related primarily to severances and related payments to terminated employees, plus the reversal of $215,000 of restructure reserve during the second quarter 1999 primarily due to the Company's settlement of certain supplier related claims for less than had been anticipated at the time the restructuring charge was taken in 1998. The remaining accrued liability primarily relates to lease abandonment costs and machinery and equipment to be disposed of, and is expected to be utilized during the next few quarters.

The Company's original restructuring plans included the outsourcing of certain of its manufacturing operations by the second half of 1999. These plans were altered and resulted in far less of the Company's manufacturing operations being outsourced than was originally planned, which has been completed with respect to the Company's existing products. With respect to developing and prospective products and technologies the Company continues to evaluate its manufacturing capabilities against future requirements and the related investment required to enhance or upgrade capabilities versus its options for outsourcing to best support the long-term direction of the Company.

NOTE 6 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                              Third Quarter      First Nine Months
                                            ------------------   -------------------
                                              1999      1998       1999       1998
                                            --------  --------   --------  ---------
Numerator for basic and diluted earnings per share:
      Loss from continuing operations         ($540)  ($6,378)     ($605)  ($11,236)
      Income from discontinued operations         -       158        831        865
                                            --------  --------   --------  ---------
      Net income (loss)                       ($540)  ($6,220)      $226   ($10,371)
                                            ========  ========   ========  =========
Denominator:
      Denominator  for basic  earnings  per
      share - weighted-average shares         7,270     7,174      7,243      7,143
      Employee stock options (1)                  -         -          -          -
                                            --------  --------   --------  ---------
      Denominator for diluted earnings per
      share - adjusted weighted-average
      shares and assumed conversions          7,270     7,174      7,243      7,143
                                            ========  ========   ========  =========
Basic and diluted earnings (loss) per share

      From continuing operations            ($0.07)   ($0.89)    ($0.08)   ($1.57)
      From discontinued operations            0.00      0.02       0.11       0.12
                                            --------  --------   --------  ---------
      Total basic earnings (loss) per share ($0.07)   ($0.87)     $0.03    ($1.45)
                                            ========  ========   ========  =========

(1) Excludes 13,346 and 14,873 employee stock options which were antidilutive for the third quarter and the nine months ended September 30, 1999, respectively, and 15,615 and 69,316 which were antidilutive for the third quarter and the nine months ended September 24, 1998, respectively.


NOTE 7 - ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the first nine months of 1999 differed from the statutory 34% tax rate primarily due to operating losses for which no tax benefit was recorded. Tax valuation reserves increased by approximately $621,000 during the first nine months of 1999. As of September 30, 1999 the Company has valuation reserves of $6,566,000 that may increase should the Company continue to incur losses or reverse as the Company records income.

NOTE 8 - COMPREHENSIVE INCOME

During the third quarter and first nine months of 1999 and 1998 total comprehensive income (loss) was comprised of the following (in thousands):

                                For the Third Quarter     For the Nine Months

                                ----------------------  ------------------------
                                   1999        1998        1999         1998
                                ----------  ----------  ----------  ------------

 Net income (loss)                 ($540)    ($6,220)       $226    ($10,371)
 Unrealized gain on marketable
  securities                           -           -           -           -

 Foreign currency translation
 gain (loss)                           -          (2)         21         (14)
                                ----------  ----------  ----------  ------------
 Total comprehensive income
 (loss)                            ($540)    ($6,222)       $247    ($10,385)
                                ==========  ==========  ==========  ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward looking. In particular, statements herein regarding industry prospects; future results of operations or financial position; integration of acquired products and operations; market acceptance and increased sales of the Company's reconstituted products; development, introduction and shipment of new products; completion of outsourcing of manufacturing and certain sustaining engineering functions on favorable terms and without significant disruption and achievement of cost savings from such outsourcing; the assessment of the Company's year 2000 exposure and completion of remediation efforts; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. The following discussions and discussions under the caption "Business - Additional Factors That May Affect Future Results" in Item 1 in the Company's Annual report on Form 10-K for the year ended December 31, 1998, describe some, but not all, of the factors that could cause these differences.

Business restructuring

During the first nine months of 1999 the Company continued to implement the restructuring of its Redmond operations and certain of its international subsidiaries. This restructuring plan was initiated in the second half of 1998 and is expected to be substantially completed in the fourth quarter of 1999. During the first nine months of 1999, approximately $1.5 million in accrued restructuring costs, primarily severance related, were paid. Also, reserves of $215,000 were reversed during the second quarter of 1999 primarily related to the Company's settlement of certain supplier related claims for less than had been anticipated at the time the restructuring charge was taken in 1998. The remaining restructure reserve of $624,000 primarily relates to lease abandonment costs and machinery and equipment to be disposed of. The remaining restructuring reserve is expected to be utilized during the next few quarters.

This restructuring has lowered the Company's operating costs which is reflected in the results for the first nine months of 1999 (see discussions below). The Company's original restructuring plans included the outsourcing of certain of its manufacturing operations by the second half of 1999. These plans were altered and resulted in far less of the Company's manufacturing operations being outsourced than was originally planned, which has been completed with respect to the Company's existing products. With respect to developing and prospective products and technologies the Company continues to evaluate its manufacturing capabilities against future requirements and the related investment required to enhance or upgrade capabilities versus its options for outsourcing, to best support the long-term direction of the Company.

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

Net Sales

 ---------------------------------------------------------------------------------------
 (in thousands)
                                     Third Quarter              First Nine Months

                              ---------------------------- -----------------------------
 Net sales                     1999      % Change 1998      1999      % Change   1998
 --------------------------------------------------------- -----------------------------
 Non-automated
 programming systems            $5,325   (17.6%)   $6,462   $15,984   (20.0%)  $19,974

 Automated programming
 systems                         4,114   162.7%     1,566    10,153    92.9%     5,262
                              ---------------------------- ----------------------------

 Total programming systems      $9,439    17.6%    $8,028   $26,137     3.6%   $25,236
                              ============================ =============================


                                     Third Quarter              First Nine Months

                              ---------------------------- -----------------------------

 Net sales by location           1999   % Change   1998     1999      % Change   1998
 --------------------------------------------------------- -----------------------------

 United States                  $3,976     1.0%   $3,937   $11,281     (8.8%)  $12,365

    % of total                    42.1%             49.0%     43.2%               49.0%

 International                   5,463    33.5%    4,091    14,856     15.4%   $12,871

    % of total                    57.9%             51.0%     56.8%               51.0%

 ---------------------------------------------------------------------------------------


Sales and orders increased for the Company's programming system products in the third quarter of 1999 compared to the third quarter of 1998. Orders in the third quarter of 1999 increased approximately 5% to $7.6 million, compared with $7.2 million in 1998. The increase in orders during the third quarter of 1999 is primarily due to higher orders for the Company's automated programming systems, specifically the PP100, offset partially by decreased orders for the Company's non-automated programming system products.

The increase in sales for the third quarter of 1999 compared to the third quarter of 1998 was due primarily to an overall increase in sales of the Company's PP100 automated programming systems. Sales of the Company's non-automated programming systems were lower in the third quarter of 1999 compared to the same quarter of 1998. Specifically, sales of the Company's older non-automated products, some of which have been discontinued, decreased 42% during the third quarter, but this was offset partially by sales of the SMS Sprint non-automated products which were integrated into the Data I/O product line during the first half of 1999 following the acquisition of SMS in November 1998.

Sales of the Sprint products are expected to increase during the year as those products are fully integrated into the Data I/O product lines and sales channels. However, there can be no assurance that the Sprint products will be accepted in the market or that sales of Sprint products will fully offset the decline in sales related to older Data I/O products or those which have been cancelled.

Gross Margin

                                   Third Quarter            First Nine Months

                              --------------------------------------------------

 (in thousands)                  1999          1998         1999         1998
--------------------------------------------------------------------------------

Gross Margin                    $4,035        $1,103       $12,155      $8,288

Percentage of net sales          42.7%        13.7%         46.5%       32.8%
--------------------------------------------------------------------------------


Gross margin for both the third quarter and first nine months of 1999 increased compared to the same periods in 1998 due primarily to the $2.2 million inventory reserve charge recognized in the third quarter of 1998 related to the Company's restructuring. Also contributing to the improved gross margins in 1999 was lower labor costs as a result of the Company's restructuring and, with respect to the first nine months of 1999, the recognition of contract and upgrade revenue related to the PM970 program during the second quarter of 1999 that had been deferred from 1998.

Research and Development

                                   Third Quarter            First Nine Months

                              --------------------------------------------------

 (in thousands)                  1999          1998         1999         1998
 -------------------------------------------------------------------------------

 Research and development       $2,265        $2,022       $6,228       $6,833

 Percentage of net sales         24.0%        25.2%         23.8%       27.1%
 -------------------------------------------------------------------------------


The Company initiated a restructuring plan in the second half of 1998. This restructuring resulted in significant layoffs in the Redmond headquarters engineering staff in the third and fourth quarters of 1998, as well as the first quarter of 1999. Consequently research and development spending was reduced in the third quarter 1998 compared to prior quarters as a significant number of the staff were released in August 1998. This accounts for the reduction in research and development spending in the first nine months of 1999 over the same period in 1998. Third quarter 1999 research and development spending increased over the third quarter 1998 level primarily due to incremental expenses in the Company's Wangen, Germany operations which were acquired in November 1998, and due to an increased investment in certain areas of new product development and software support.

Selling, General and Administrative

                                   Third Quarter            First Nine Months

                              --------------------------------------------------

 (in thousands)                  1999          1998         1999         1998
 -------------------------------------------------------------------------------

 Selling, general &             $2,494        $3,526       $8,492      $11,165
 administrative

 Percentage of net sales         26.4%        43.9%         32.5%       44.2%
 -------------------------------------------------------------------------------


The decrease in selling, general and administrative expenditures in both the third quarter and first nine months of 1999 as compared with the same periods in 1998 is due primarily to a reduction in headcount across most SG&A departments as a result of the Company's restructuring which was initiated in the second half of 1998. Also, the sale of the Company's Japan subsidiary in February 1999 resulted in lower spending in selling, general and administrative expenses as compared to the prior year. Furthermore, first quarter 1998 expenses included a non-cash charge in the amount of $540,000 related to the modification of stock options of a former CEO of the Company. Partially offsetting the reduced spending are incremental expenses of the Company's Wangen, Germany operations which were acquired in November 1998.

Interest

                                   Third Quarter            First Nine Months

                              --------------------------------------------------

 (in thousands)                  1999          1998         1999         1998
 -------------------------------------------------------------------------------

 Interest income                 $174          $375         $577        $1,226

 Interest expense                 ($8)         ($14)        ($28)         ($63)
 -------------------------------------------------------------------------------

The decrease in interest income for both the third quarter and first nine months of 1999 as compared to the same periods of 1998 is due to the decrease in cash, cash equivalents and marketable securities, due primarily to the funding of operating losses during the past four quarters and the purchase of SMS in the fourth quarter of 1998.

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

During the second quarter of 1999 the Company sold its minority interest in JTAG Technologies back to JTAG Holdings BV, resulting in a net gain of $85,000. Also in connection with this sale the Company terminated its distribution agreement with JTAG. The decision to sell this interest and terminate the agreement was due to the Company's low sales volume of the JTAG products.

Income Taxes

                                   Third Quarter            First Nine Months

                              --------------------------------------------------

 (in thousands)                  1999          1998         1999         1998
 -------------------------------------------------------------------------------

 Income tax (benefit)
 expense from
 continuing operations           ($8)          $257          $15         $294

 Effective tax rate              1.5%         (4.2%)       (2.5%)       (2.7%)
 -------------------------------------------------------------------------------


The tax benefit and expense recorded for the third quarter and first nine months of 1999, respectively, were due primarily to foreign taxes. Tax valuation reserves increased by approximately $621,000 during the first nine months of 1999. As of September 30, 1999 the Company had valuation reserves of $6,566,000 that may increase should the Company continue to incur losses or reverse as the Company records income.

Net Income and Earnings Per Share

                                    Third Quarter           First Nine Months

                                ------------------------------------------------
(in thousands, except per          1999        1998         1999         1998
share data)
--------------------------------------------------------------------------------

Loss from continuing operations   ($540)     ($6,378)      ($605)     ($11,236)
Percentage of net sales            (5.7%)      (79.4%)      (2.3%)       (44.5%)
Basic and diluted loss per
share from continuing operations  ($0.07)      ($0.89)      ($0.08)      ($1.57)

--------------------------------------------------------------------------------

Losses from continuing operations for both the third quarter and first nine months of 1999 decreased as compared to the same periods of 1998 due primarily to higher gross margin and lower operating costs as a result of the Company's restructuring, as well as, with respect to the first nine months of 1999, the gain on the sale of the Company's Japan subsidiary during the first quarter of 1999 and the reversal of $215,000 of restructure reserve during the second quarter of 1999.

The Company expects that during the remainder of 1999, it is likely to incur losses from operations due to continued efforts to integrate and support the Sprint product line, which was acquired in November 1998, the declining trend in sales of its older programming systems and the continued high investment in research and development.

Discontinued Operations

In November 1997, the Company sold the assets of its Semiconductor Equipment Division, Reel-Tech(TM) Inc., to General Scanning Inc. Also in November 1997, the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario Design Automation Division (SDAD) to MINC Washington Incorporated. These transactions discontinued the Semiconductor Equipment Division and SDAD operations of the Company. Although the Company was entitled to receive certain licensing, source code and training and support services revenues related to certain of its former SDAD products through December 31, 1999, during the second quarter of 1999 the Company closed final settlements and transfer of its retained licensing rights. The Company has recognized net earnings of $831,000 and $865,000 from SDAD licensing agreements, source code sales and training and support services provided during the first nine months 1999 and 1998, respectively. No further income is expected in future periods from SDAD discontinued operations. Operating results of these discontinued divisions are classified as discontinued operations in the financial statements.

Financial Condition

Liquidity and Capital Resources
                                             Sept.                   Dec.
(in thousands)                                30,       Change        31,
                                             1999                    1998

------------------------------------------------------------------------------
Working capital                             $16,411     $1,327      $15,084
Total debt                                    $0         (564)       $564
------------------------------------------------------------------------------


Working capital increased during the first nine months of 1999 primarily due to proceeds from the sale of the Company's minority interest investment in JTAG Technologies during the second quarter of 1999 for which it received a cash payment of $1.1 million. Cash, cash equivalents and marketable securities, which decreased $4.9 million during the first nine months, were used to: pay accrued liabilities of $3.6 million, primarily related to the Company's restructuring, pay an earnout payment related to the 1997 Reel-Tech disposition, pay accrued employee benefits and fund operating losses; and increase inventory by approximately $2.2 million related to the PP100 and Sprint programming systems. In addition, the sale of the Company's Japan subsidiary lowered working capital by approximately $400,000. However, during the third quarter of 1999 $3.2 million cash was provided by an income tax refund received.

As of September 30, 1999, the Company had no debt outstanding. Borrowings as of December 31, 1998 consisted of borrowings under the Japan subsidiary line of credit. This subsidiary was sold during the first quarter of 1999. No borrowings were outstanding under the German subsidiary line of credit or the $4.0 million U.S. line of credit which matures in May 2000.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 1999 will be less than $250,000. The Company believes that cash, cash equivalents and marketable securities and cash flows generated from operations are sufficient to meet current and future planned capital expenditures. Although the Company expects that such expenditures will be made, it has purchase commitments for only a small portion of this amount.

At September 30, 1999, the Company's material short-term unused sources of liquidity consisted of approximately $14.0 million in cash, cash equivalents and marketable securities and available borrowings of $240,000 under its German subsidiary line of credit and $4.0 million under its U.S. line of credit. The Company believes these sources and cash flow from operations will be sufficient during the remainder of 1999 to fund working capital needs, service existing debt and finance planned capital acquisitions.

Share Repurchase Program

Under a previously announced share repurchase program, the Company is authorized to repurchase up to 1,123,800 shares (approximately 15.6%) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. As of September 30, 1999, the Company has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. The Company has not repurchased shares under this plan since the second quarter of 1997 although it still has the authority to do so.

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

The Company has completed an assessment of its data processing systems and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project budget was initially estimated and authorized for approximately $1 million, which included approximately $200,000 for new hardware to be capitalized and approximately $800,000 of costs to be expensed as incurred. The Company has completed the most significant portion of this phase of the Year 2000 project and currently estimates that the cost of this project will be less than the initial budgeted amount. As of September 30, 1999, the Company has incurred and expensed approximately $300,000 and capitalized approximately $213,000 related to this project.

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

The Company has also mailed letters to its significant vendors and service providers and has verbally communicated with many strategic customers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. As of October 1999 the Company had obtained responses from such third parties contacted and, after analyzing the responses, believes that there is no significant risk to operations due to Year 2000 issues.

The Company is also in the process of evaluating its internal systems with embedded technology that are subject to the Year 2000 issue. This evaluation and any required remediation are expected to be completed before December 31, 1999.

The Company presently believes that the Year 2000 issues will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

The Company has begun, but not yet completed, a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by the Company and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan has not been developed for dealing with the most reasonably likely worst case scenario, and such scenario has not yet been clearly identified. The Company currently plans to complete such analysis and contingency planning before December 31, 1999.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Changes in Securities

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            On September 6, 1999 David C. Bullis resigned from the Board of Directors.

Item 6.     Exhibits and Reports on Form 8-K                              Page

            (a) Exhibits

            27     Financial Data Schedule which is submitted              19
                   electronically to the Securities and
                   Exchange Commission for information purposes only and not filed.

            (b) Reports on Form 8-K

            None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       DATA I/O CORPORATION
                                                           (REGISTRANT)

DATED:   November 5, 1999

                                                     By://S//Joel S. Hatlen
                                                     -----------------------
                                                          Joel S. Hatlen
                                                     Vice President - Finance
                                                      Chief Financial Officer
                                                      Secretary and Treasurer

                                    EXHIBIT INDEX

Exhibit Number               Title                              Page Number

    27          Financial  Data Schedule which is submitted         19
                electronically  to the Securities and Exchange
                Commission for information purposes only and not filed.