Form 10-K
period 1999-12-30
DATA I/O CORP
filed 2000-03-27
CIK 351998

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the fiscal year ended December 30, 1999 Commission File No. 0-10394

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


           Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock (No Par)

                  Series A Junior Participating Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                   Aggregate market value of voting stock held
            by non-affiliates of the registrant as of March 10, 2000

                                   $35,914,062

 7,365,063 shares of no par value Common Stock outstanding as of March 10, 2000

                       Documents incorporated by reference

    Portions of the registrant's Proxy Statement relating to its May 19, 2000
        Annual Meeting of Stockholders are incorporated into Part III of this Annual Report on Form 10-K.

                            Exhibit Index on Page 46

                              DATA I/O CORPORATION

                                    FORM 10-K

                   For the Fiscal Year Ended December 30, 1999

                                      INDEX

Part I                                                                    Page
                                                                          ----

    Item 1.  Business                                                       3

    Item 2.  Properties                                                    14

    Item 3.  Legal Proceedings                                             14

    Item 4.  Submission of Matters to a Vote of Stockholders               14


Part II

    Item 5.  Market for Registrant's Common Stock and Related
               Stockholder Matters                                         15

    Item 6.  Selected Five-Year Financial Data                             16

    Item 7   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         17

    Item 7A. Quantitative and Qualitative Disclosure About
               Market Risk                                                 24

    Item 8.  Financial Statements and Supplementary Data                   24

    Item 9   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures                        44


Part III

    Item 10. Directors and Executive Officers of the Registrant            44

    Item 11. Executive Compensation                                        44

    Item 12. Security Ownership of Certain Beneficial Owners
               and Management                                              44

    Item 13. Certain Relationships and Related Transactions                44


Part IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K                                                    45


Signatures                                                                 54

Exhibit Index                                                              55

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

Business Restructuring Progress

1999 was a pivotal year for Data I/O. The accomplishments of 1999 have significantly added to the foundation needed for a turnaround of the Company. The Company initiated a significant restructuring plan during 1998, which continued to be implemented during 1999. The implementation of this restructuring plan has resulted in a lower corporate cost structure, more focused and strategically oriented research and development spending, and the elimination of certain aging, lower-margin products during 1999. Also during 1999, the Company focused considerable effort toward integrating SMS Holding GmbH, Wangen, Germany ("SMS"), and the SMS products, which were acquired in November 1998, into its operations and its product lines.

The Company believes that progress made in these areas has positioned the Company for a successful turnaround. However, the Company cannot predict when the Company will return to profitability, and there is no assurance that the turnaround efforts will be successful.

Industry Background

Data I/O Corporation operates in a niche of the electronics equipment industry that provides programming systems used to code specific data and design information into programmable ICs. These systems are purchased by companies that design and manufacture electronic products that utilize programmable ICs. These companies, who are Data I/O's primary customers, design and manufacture a broad range of electronic products for both consumer and industrial use.

Programmable ICs represent an approximately $11 billion segment of the semiconductor industry, and have grown more rapidly than the semiconductor industry as a whole in recent years. Programmable ICs offer advantages to the electronic product designer to bring products to market more quickly and inexpensively than using fixed-function ICs, and can offer the advantage of simpler product upgrades. Programmable ICs also offer attractive functionality to the user of the electronic product, such as storing personal information or customizing product functionality. As a result, use of programmable ICs is growing rapidly in both high-volume consumer electronic products and more complex electronic systems.

Due to this growth, there are currently over 70 vendors of programmable ICs, and thousands of different programmable ICs on the market, designed with a variety of different technologies developed by the different vendors. The technology trends driving the programmable IC market result in a broad range of requirements for programming information into these devices. These technology trends include high-density flash memory, complex and high pin-count programmable logic, small chip-scale packages, low-voltage operation, in-system programming protocols, and multiple semiconductor technologies requiring different programming methods. These technology advances require advanced programming equipment to support them.

Automated programming systems are increasingly used to handle the miniaturized and fine-pitch programmable IC packages in high-volume manufacturing and programming. This automated handling equipment is critical for minimizing damage to the delicate leads of the ICs and for increasing handling and programming capacity. The integration of programming and handling functions into one product for the high-volume customer has been a significant development for the Company over the past few years as it tries to provide a complete programming solution for both high-volume manufacturing environments and high-volume programming center customers.

Products

In order to accommodate the expanding variety of programmable ICs being manufactured today, the Company's programming systems must have the capability to program many different types of ICs. ICs vary in terms of technology, features and functions, package type, pin arrangement, and number of pins. The Company works closely with major manufacturers of programmable ICs to develop its products in accordance with these requirements. Many of these IC manufacturers endorse Data I/O's programming systems as equipment they recommend for end-user applications, as well as for use in their own environments. With their broad range of capabilities, some of Data I/O's systems can program more than 8,000 programmable ICs, which accounts for the vast majority of the types of programmable ICs currently available. Just as breadth of device support is a critical product feature, high performance is also a critical product feature, particularly to high-volume manufacturers using programmable ICs within their products. The Company has developed products to address the needs of these high volume customers as well.

Data I/O's line of programming systems includes a broad range of products, systems, modules, and accessories, which the Company groups into two general categories: non-automated programming systems and automated programming systems. Automated programming systems are broken down further into two categories: off-line and in-line. In addition, the Company provides device support and service on all of its products.

Tasklink is the Company's software platform that provides a common user interface and enhances the quality of the customers' programming process. The Company has recently expanded its industry standard Tasklink software to include support for the Sprint family of programmers as described below.

Non-Automated Programming Systems

The Company's line of non-automated programming systems provides solutions for both engineering and low- to medium-volume manufacturing customers. Non-automated programming systems require a user to physically handle the ICs being programmed. These types of programmers are also sometimes referred to as "manual" or "desktop" programmers. The Company has three families of non-automated programmers: the Sprint, the UniSystem and the ChipWriter families.

Engineering customers typically use single-site programming systems during the prototype phase of a new design, and may purchase inexpensive systems for limited device needs or more expensive systems to support more complex devices or a large variety of device types. Single-site programming systems can perform programming on only one programmable IC at a time.

The Company offers a range of single-site programming systems. The Sprint family single-site models include the Plus 48 programmer and the Optima programmer. The Optima programmer offers a broader range of device package support than the Plus 48 by utilizing interchangeable TOPs and upgradeable pin drivers. The Company also offers two higher-end single-site models in its UniSystem family: the 3980 Programming System and the UniSite Universal Programming System. Both the 3980 and the Unisystem utilize the Company's proprietary socketing technology which permits the user to program the majority of IC package types. Pricing for the Company's non-automated programming systems range from just under $1,000 for the Plus 48 to approximately $23,000 for a fully loaded UniSite Universal Programming System.

Low- to medium-volume manufacturing customers often use multiple site (or gang or parallel) non-automated programming systems for increased programming capacity. These "multi-site" systems can program multiple devices simultaneously. The Company's Sprint family multi-site models include the Dual (two sites), the Quad (four sites) and the Octal (eight sites) programming systems, which sell from approximately $5,000 to $16,000. Each of these programmers are also sold with the Company's new Flashtop option which enables customers to increase their Flash memory programming capacity by a factor of four.

With the recent inclusion of the Sprint line of programmers, the Company's Tasklink software now supports the Company's proprietary non-automated programming systems.

Under a worldwide distribution agreement with a third party supplier, the Company sells a line of low-priced programmers under the brand name ChipWriter. The ChipWriter and ChipWriter Portable single-site programming systems and the ChipWriter Gang multi-site programming systems offer very cost-effective programming solutions.

Automated Programming Systems

The Company offers a range of automated programming systems that provide electronic equipment manufacturers with an automated pick and place method for handling, programming, testing and marking programmable ICs. Automated programmers are most frequently used by medium- to high-volume manufacturers and IC programming centers to automate the programming process, to reduce labor costs, to increase programming capacity, to eliminate potential damage to devices due to human handling, and to more accurately handle more complex and delicate IC package types. The automated programming system feeds the programmable IC out of its protective media (trays, tubes, or tape and reel), places the IC into the socket of the programmer, completes programming, applies a label or laser mark, rejects the ICs that could not be programmed correctly, and loads correctly programmed ICs back into protective media (trays, tubes or tape & reel). The IC is then ready to be assembled onto a printed circuit board using other automated production equipment. The Company offers automated programming system products within its ProMaster product line and with its PP100 product. Prices range from approximately $50,000 for the ProMaster 2500 up to approximately $500,000 for the PP100 with options.

The Company's PP100 automated programming system offers a range of programmer and device media options and requires limited floor space. The system can be configured with 4 to 12 programmer sites utilizing the same programmer technology as the Sprint family of programmers to support a wide range of programmable ICs including fine pitch logic devices. The PP100 utilizes precise pick-and-place technology, has optional marking capabilities, and can handle ICs in trays, tubes, or tape and reel media. System pricing starts at under $200,000. The PP100 has been installed in the facilities of consumer, medical and automotive electronics manufacturers, and is also supporting contract manufacturers and IC programming centers.

In the first quarter of 2000, the Company introduced a new automated programming system which employs a unique concept for in-line programming using an on-line implementation. The ProLINE RoadRunner targets high-volume production applications using high density Flash memory devices, such as cellular telephones.

The Company also provides a complete line of labels for use with its automated programming systems. These labels are custom manufactured by the Company for the PP100 and its ProMaster products.

Device Support and Service Support

The Company offers device support updates, which contain algorithms to program new ICs as they are introduced by the semiconductor manufacturers. These updates may also include enhancements to existing algorithms and may add new features and functionality to the programmers. The device support updates are essential to the Company's customers to keep the programmers current so that new devices can be programmed. Customers may purchase update contracts that entitle them to receive periodic updates throughout the year.

The Company also offers out-of-warranty service and repair of its products. Service contracts are offered for repair, preventative maintenance and calibration of the systems. This additional support enables the Company's customers to keep their programming products at current support levels.

Customers

The Company sells its products to thousands of customers worldwide in a broad range of industries including telecommunications, consumer electronics, computers, test and measurement, medical, transportation, military, aerospace, electronic contract manufacturing, and semiconductors. These customers either design and/or manufacture electronic products that incorporate programmable ICs or provide IC programming services.

The Company believes that its most significant current market opportunity is with users of Flash memory programmable ICs. Flash memory has become the programmable technology of choice for many applications. As the technology improves, Flash memory will become more dense, yielding higher capacity and lower cost per bit of information stored. The more dense Flash memory ICs become, the more important programming becomes to users of those ICs because it can become a bottleneck in the electronic product production line. The Company is focusing on solutions for its customers to address those manufacturing bottlenecks. The Company believes that the most significant users of Flash memory are the manufacturers of products for wireless communications, personal computers, automotive electronics and consumer products such as set-top boxes for cable television, but particularly cellular telephones.

The Company estimates that during 1999, it sold products to over 2,500 customers throughout the world, none of whom accounted for more than 10% of the Company's net sales. None of the Company's independent distributors or representatives accounted for more than 5% of the Company's net sales.

Geographic Markets and Distribution

The Company markets and sells its products through a combination of direct sales, internal telesales, and indirect sales representatives and distributors. The Company continually evaluates its sales channels against its evolving markets and customers.

U.S. Sales

The Company markets its products throughout the U.S. using a variety of sales channels including its own field sales management personnel, independent sales representatives, and a direct telesales organization. The Company's U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by the Company. The Company recognizes sales at the time of shipment, or at customer acceptance, if an acceptance clause is specified in the sales terms.

Foreign Sales

Foreign sales represented between 52% and 58% of net sales of programming systems in each of 1999, 1998 and 1997 (see Note 16 of "Notes to Consolidated Financial Statements"). Foreign sales are made through the Company's wholly owned subsidiaries in Germany and Canada, as well as through independent distributors and sales representatives located in 35 other countries. Sales made through foreign subsidiaries are denominated in local currency and recognized when the subsidiary ships to the end-user. The Company's independent foreign distributors purchase Data I/O products in U.S. Dollars for resale; the sale is recognized at the time of shipment to the distributor. Distributors are allowed to return a portion of their Data I/O product inventory for credit on future purchases, subject to limitations. As with U.S. sales representatives, sales made by international sales representatives are on an agency basis with shipments made directly to the customer by the Company. These sales are denominated in U.S. Dollars and are recognized at the time of shipment.

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

In February 1999, Data I/O sold its Japan sales and service subsidiary to Synchro-Work Corporation, one of its sub-distributors in Japan. In connection with this sale, the Company and Synchro-Work also entered into a new distribution agreement under which Synchro-Work will continue to sell the Company's products and assume and fulfill all warranty, device support update contract, service contract and phone support obligations in Japan.

Competition

The competitors in the market for programming systems are highly fragmented, consisting of a large number of companies in many regions of the world. The Company believes that it has the leading market share for programming systems, with approximately 20% of the total worldwide revenue. Although independent market information is not available, this estimate is based on internal analysis by the Company, supplemented with external research. Competitive factors include product features, programmable IC support, brand awareness and preference, price, ease of use, fit with customer's manufacturing process, quality, reliability, throughput, distribution channels, availability, post-sales support, and service. The Company's competitiveness depends on offering the most effective combination of these factors.

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

There are fewer competitors in the automated programming systems category. This category includes several companies that offer integrated systems, and other companies that offer automated handling systems that require integration with a programming system by the customer. The Company's largest competitor for automated programming systems is BP Microsystems. The primary factors on which the competitors with integrated systems compete are cost per programmed IC, capacity, programmable IC support, post-sales support, reliability and service.

Certain customers are using their in-circuit test equipment to also program ICs after they have been assembled onto printed circuit boards. The Company believes that the trends in high density Flash memory devices coupled with decreasing production cycle times make in-circuit test equipment unattractive in many high-volume applications, and therefore has introduced the ProLINE RoadRunner in-line programming system. The high performance of the ProLINE RoadRunner eliminates the programming bottlenecks caused by the ever increasing densities of Flash memory devices.

Revenue History by Segment

The table below details the contribution the Company's three principal business segments made to total net sales for the last three fiscal years (in thousands of Dollars):

             Programming             Semiconductor        Synario Design Automation
          Systems Division        Equipment Division(1)        Division (2)            Total Sales
       ----------------------   -----------------------   -------------------------  ---------------
               Percent Percent          Percent Percent           Percent  Percent            Percent
Year   Amount  Growth  of Total  Amount Growth  of Total   Amount Growth  of Total     Amount  Growth
-----  ------  ------  --------  ------ ------  --------   ------ ------  ----------   ------  ------

1999   $34,113  (3.5%)  100%     $  -     na      0.0%     $  -      na      0.0%      $34,113  (3.5%)
1998   $35,338 (23.6%)  100%              na      0.0%        -      na      0.0%      $35,338 (42.2%)
1997   $46,284  (5.3%)  75.8%    $7,640  104%    12.5%     $7,172  (8.3%)   11.7%      $61,096   1.1%
------

(1)The Semiconductor Equipment Division was sold in November 1997 and has been accounted for in the financial statements as discontinued operations.

(2)The Company disposed of its Synario Design Automation Division in November 1997. The Synario Design Automation Division has been accounted for in the financial statements as discontinued operations.

Manufacturing, Raw Materials, and Backlog

During 1999, Data I/O conducted manufacturing operations at its principal facility in Redmond, Washington, where it manufactures automated and non-automated programming systems. In its manufacturing processes, the Company uses a combination of standard components, proprietary custom ICs and fabricated parts manufactured to Data I/O specifications. Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer subassemblies, custom ICs, hybrid circuits and connectors, are purchased from single sources. The Company believes that additional sources can be developed for present single-source components without significant difficulties in obtaining supplies. There can, however, be no assurance that single-source components will continue to be readily available.

The Company had plans to outsource its Redmond manufacturing operations as part of the Company's restructuring which was initiated in the second half of 1998. Market conditions, availability of suppliers, as well as other factors caused the Company to revise its outsourcing plans resulting in less of the manufacturing operations being outsourced than was originally planned with respect to the Company's existing products which have relatively high-mix and low-volume (see Note 2 of "Notes to Consolidated Financial Statements"). To best support its long-term direction, the Company continues to evaluate its manufacturing capabilities against future requirements for new products and technologies and the related investment required to enhance or upgrade capabilities versus its options for outsourcing.

Manufacturing of the Sprint non-automated programming systems, which were integrated into the Data I/O product line during 1999 after the acquisition of SMS in November 1998, is currently provided by an outside supplier located in Germany. Most orders are scheduled for delivery within one to 60 days after receipt of order. The Company's backlog of pending orders was approximately $1.7 million, $4.2 million and $5.7 million as of December 30, 1999, December 31, 1998 and December 25, 1997, respectively.

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

Research and Development

Because Data I/O's future growth is, to a large extent, dependent upon the timely development and introduction of new products and its support of the latest programmable ICs, the Company is committed to a substantial research and development program. Research and development activities include design of new products and continual enhancement and support of existing products. The Company is currently focusing its research and development efforts in its strategic growth markets, namely new programming technology and automated handling systems for the manufacturing environment. The Company is also focusing on increasing its capacity and responsiveness for new device support requests from customers and programmable IC manufacturers by revising and enhancing its internal processes and tools.

During 1999, 1998 and 1997 the Company made expenditures for research and development of $8,403,000, $9,109,000 and $7,807,000, respectively, representing 24.6%, 25.8% and 16.9% of net sales, respectively.

At the time of the acquisition of SMS in 1998 the Company recognized a charge for in-process research and development of $2.0 million. This research and development was primarily focused on a new generation programming technology. During 1999 this research and development work continued although at a reduced pace as a significant portion of engineering resources were dedicated toward support and enhancement of existing products, including those automated and non-automated programming system products acquired with SMS. The Company continues to evaluate the results of this research and development work and will continue development of those elements which are deemed to be commercially viable.

Patents, Copyrights, Trademarks, and Licenses

Intellectual property rights applicable to various Data I/O products include patents, copyrights, trade secrets and trademarks. Rather than depend on patents and copyrights, which are frequently outdated by rapid technological advancements in the electronics industry, Data I/O relies primarily on product development, engineering, manufacturing and marketing skill to establish and protect its market position. However, for certain strategic technology the Company uses patent protection as an additional means of protecting its intellectual property.

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

Employees

As of December 30, 1999, the Company had 199 total employees, of which 37 were located outside the U.S. The Company also utilizes independent contractors for specialty work, primarily in research and development, and utilizes temporary workers to adjust capacity to fluctuating demand. Many of Data I/O's employees are highly skilled and the Company's continued success will depend in part upon its ability to attract and retain employees who are in great demand within the industry. At times the Company, along with most other electronic equipment manufacturers and software developers, experiences difficulty in hiring and retaining experienced personnel, particularly in technical areas. There is no assurance that the Company will be able to attract and retain qualified personnel in the future. None of the Company's employees are represented by a collective bargaining unit and the Company believes relations with its employees are favorable.

Environmental Compliance

The Company's facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment. Compliance with environmental laws has not had, nor is it expected to have, a material effect on capital expenditures, the financial position, the results of operations or the competitive position of the Company.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of the Company as of March 10, 2000:

    Name                         Age          Position

    Frederick R. Hume             57          President and Chief Executive
                                              Officer

    Helmut Adamski                39          Vice President Semiconductor
                                              Industry Relationships and
                                              General Manager Device Support

    Mark L. Edelsward             43          Vice President
                                              Worldwide Sales

    Joel S. Hatlen                41          Vice President
                                              Finance
                                              Chief Financial Officer
                                              Secretary and Treasurer

    Jim Rounds                    51          Vice President and General
                                              Manager Programming Systems


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

Helmut Adamski joined the Company in November 1998 as Vice President of Marketing when the Company acquired SMS Holding GmbH. In October 1999, Mr. Adamski was named Vice President Semiconductor Industry Relationships and General Manager Device Support. From 1994 until the acquisition, Mr. Adamski served as the Chief Executive Officer of SMS Holding GmbH. From 1991 to 1993, he was the Vice President of Operations for Schnieder & Koch, a German manufacturer of networking products. Prior to 1991, he served in various management roles for Digital Equipment Corporation.

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

Jim Rounds joined the Company in September 1998 as Vice President of Engineering. In October 1999 Mr. Rounds was named Vice President and General Manager of Programming Systems. Prior to joining the Company, Mr. Rounds spent 23 years at Hewlett-Packard Corporation, where he last served as Research and Development Manager for one of the company's new business initiatives from 1995 to 1998. Prior to that, he served as Research and Development Manager for Hewlett-Packard's Lake Stevens Division from 1993 to 1995, which supported many product lines and introduced many new products.

Cautionary Factors That May Affect Future Results

Our disclosure and analysis in this report contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. In particular, these include statements relating to future action, prospective products, new technologies, future performance or results of current and anticipated products, sales efforts, expenses, outsourcing of functions, Year 2000 remediation activities, the outcome of contingencies, and financial results.

Any or all of our forward-looking statements in this report or in any other public statement made may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors -- for example, product competition and our product development -- will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may materially vary.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The reader is advised, however, to consult any future disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the SEC and press releases. Also, note that we provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect the Company. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

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

For example, we may encounter these problems:

o technical problems in the development of a new programming system platform or the robotics for new automated handing systems

o   inability to hire qualified personnel

o delays or failures to perform by third parties involved in our development projects

Our sales in the past three years have been significantly adversely affected by delays in developing and releasing new products. Some customers waited for our new products, while many others purchased products from our competitors. Delays in the completion and shipment of new products, or failure of customers to accept new products, may result in a decline in sales in 2000.

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

o   increased competition

o   timing of new product announcements

o   product releases and pricing changes by us or our competitors

o   market acceptance or delays in the introduction of new products

o   production constraints

o   the timing of significant orders

o   customers' budgets

o   foreign currency exchange rates

Due to all of the foregoing factors, it is possible that in some future quarters, our operating results will be below expectations of analysts and investors.

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

Dependence on Suppliers

Certain parts used in our products are currently available from either a single supplier or from a limited number of suppliers. If we cannot development alternative sources of these components, or if we experience a deterioration in our relationship with these suppliers, there may be delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

Because we rely on a small number of suppliers for certain parts, we are subject to possible price increases by these suppliers. Also, we may be unable to accurately forecast our production schedule. If we underestimate our production schedule, suppliers may be unable to meet our demand for components. This delay in the supply of key components may materially adversely affect our business.

The non-automated programming system products we acquired when we acquired SMS in November 1998 are currently manufactured to our specifications by a third-party contract manufacturer. We may not be able to obtain a sufficient quantity of these products if and when needed, which may result in lost sales.

Reliance on Third-Party Distribution Channels

We have a small internal sales force. We depend heavily on third-party representatives, Value Added Resellers (VARs) and distributors. Therefore, the financial stability of these distributors is important to us. Highly skilled professional engineers use most of our products. To be effective, third-party distributors must possess significant technical, marketing and sales resources and must devote their resources to sales efforts, customer education, training and support. These required qualities limit the number of potential third-party distributors. Our business will suffer if we cannot attract and retain a sufficient number of qualified third-party distributors to market our products.

International Operations

International sales represented 58% of our net revenue for the fiscal year ended December 30, 1999. We expect that international sales will continue to be a significant portion of our net revenue. International sales may fluctuate due to various factors, including:

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

We operate subsidiaries in Germany and Canada. Our business and financial condition is, therefore, sensitive to currency exchange rates or any other restrictions imposed on their currencies. Currency exchange fluctuations in Canada and Germany may adversely affect our investment in our subsidiaries.

Protection of Intellectual Property

Refer to the section captioned "Patents, Copyrights, Trademarks and Licenses" in
Item 1 above.

Acquisitions

We may pursue acquisitions of complementary technologies, product lines or businesses. Future acquisitions may include risks, such as:

o burdening management and our operating teams during the integration of the acquired entity

o   diverting management's attention from other business concerns

o   failure to successfully integrate the acquired products

o lack of acceptance of the acquired products by our sales channels or customers

o   entering markets where we have no or limited prior experience

o   potential loss of key employees of the acquired company

o   additional burden of support for an acquired programmer architecture

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

Item 2.  Properties

In May 1997, the Company completed the sale of the land and building comprising its Redmond, Washington corporate headquarters and is currently leasing the 96,000 square foot building back on a 10-year lease-back agreement with an option to renew the lease for an additional 10 years. This lease requires base annual rental payments in 1999 of approximately $981,000. See Note 7 of "Notes to Consolidated Financial Statements." As part of its restructuring plan implementation, the Company vacated one floor of the leased Redmond facility (approximately 25,000 square feet) and has sublet the majority of this space for a period of 28 months beginning January 1, 2000, at a rate of approximately $33,000 per month.

In addition to the Redmond facility, approximately 13,500 square feet is leased at three foreign locations including its Canadian sales and service office located in Mississauga, Ontario, and its German sales, service and engineering operations located in Wangen and Munich, Germany. During the first quarter 2000, the Wangen operations plan to move from its 5,000 square foot leased facility to a new 11,000 square foot leased facility near Wangen. The lease for this new facility extends through March 2010. See Note 11 of "Notes to Consolidated Financial Statements."

Item 3. Legal Proceedings

Nothing to report.


Item 4. Submission of Matters to a Vote of Stockholders

No matters were submitted for a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 30, 1999.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The following table shows, for the periods indicated, the market sales price range for the Company's common stock as reported by the NASDAQ National Market tier of The NASDAQ Stock Market (NASDAQ symbol is DAIO).

         Period                                High      Low

 1999    Fourth Quarter                       $3.50    $1.06
         Third Quarter                         2.00     1.25
         Second Quarter                        1.47     1.00
         First Quarter                         2.75     1.25

 1998    Fourth Quarter                       $2.63    $1.44
         Third Quarter                         4.13     2.13
         Second Quarter                        5.63     3.00
         First Quarter                         6.50     4.88

The approximate number of shareholders of record and approximate number of beneficial shareholders of record on March 7, 2000 was 820 and 3,500, respectively.

Except for a special cash dividend of $4.15 per share paid on March 8, 1989, the Company has not paid cash dividends on its common stock and does not anticipate paying regular cash dividends in the foreseeable future. The Company's U.S. line of credit agreement, which is up for renewal in May 2000, restricts the payment of cash dividends through a requirement for a minimum level of tangible net worth of $15.0 million.

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

                                                          Year Ended

--------------------------------------------------------------------------------------
                                          Dec. 30,  Dec. 31, Dec. 25, Dec. 26, Dec. 28,
(in thousands, except employee and          1999      1998     1997     1996    1995
     per share data
--------------------------------------------------------------------------------------
For The Year:
    Net sales                              $34,113   $35,338  $46,284 $48,860  $57,496
    Gross margin                            16,165    10,405   23,536  22,926   30,110
    Research and development                 8,403     9,109    7,807   8,121    6,581
    Selling, general and administrative     11,022    14,386   13,924  14,618   15,719
    Write-off acquired in-process R&D (1)        -     1,959        -       -        -
    Net provision for business
      restructuring (2)                       (215)    4,370        -       -        -
    Operating income (loss)                 (3,045)  (19,418)   1,805     187    7,810
    Non-operating income (expense)           1,920       952    2,757     (59)     125
    Income (loss) from continuing
      operations before income taxes        (1,125)  (18,466)   4,562     128    7,935
    Income tax expense                         (55)      (58)    (176)   (121)    (892)
    Income (loss) from continuing
      operations                            (1,180)  (18,524)   4,386       7    7,043
    Income (loss) from discontinued
      operations (3)                           831       894    7,114  (1,108)  (2,282)
    Net income (loss)                        ($349) ($17,630) $11,500 ($1,101)  $4,761
--------------------------------------------------------------------------------------

At Year-end:
    Working capital                        $16,179   $15,084  $33,226 $10,054  $12,005
    Total assets                           $30,050   $40,089  $57,736 $39,319  $44,776
    Long-term debt                               -         -        -  $1,500   $1,500
    Total debt                                   -      $564   $2,000  $1,605   $1,617
    Stockholders' equity                   $18,058   $18,909  $34,614 $22,559  $25,929
    Number of employees from continuing
    operations                                 199       270      328     332      349
--------------------------------------------------------------------------------------

Common Stock Data (4):
    Basic earnings per share:
      From continuing operations             ($0.16)   ($2.59)   $0.63   $0.00    $0.94
      Net income (loss)                      ($0.05)   ($2.46)   $1.66  ($0.16)   $0.64
    Diluted earnings per share:
      From continuing operations             ($0.16)   ($2.59)   $0.62   $0.00    $0.89
      Net income (loss)                      ($0.05)   ($2.46)   $1.62  ($0.16)   $0.60
    Book value per share at year-end          $2.48     $2.63    $4.92   $3.33    $3.66
    Shares outstanding at year-end            7,290     7,187    7,039   6,778    7,084
    Weighted-average basic shares
      outstanding                             7,254     7,154    6,909   6,857    7,515
    Weighted-average diluted shares
      outstanding                             7,254     7,154    7,087   7,035    7,879
---------------------------------------------------------------------------------------

Key Ratios:
    Current ratio                              2.7       1.8      2.7     1.7      1.7
    Gross margin to sales                     47.4%     29.4%    50.9%   46.9%    52.4%
    Operating income (loss) to sales          (8.9%)   (54.9%)    3.9%    0.4%    13.6%
    Income (loss) from continuing
      operations to sales                     (3.5%)   (52.4%)    9.5%    0.0%    12.2%
    Return on average stockholders'
      equity                                  (6.3%)   (63.5%)   16.8%    0.0%    26.9%
---------------------------------------------------------------------------------------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results
            of Operations

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking. In particular, statements herein regarding industry prospects; future results of operations or financial position; integration of acquired products and operations; market acceptance of the Company's newly introduced or upgraded products; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. The following discussions and the section entitled "Business - Cautionary Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

Business Restructuring Progress

During 1999 the Company continued to implement the restructuring of its Redmond operations and certain of its international subsidiaries. This restructuring plan was initiated in the second half of 1998 with the following four objectives: (1) to reduce the Company's corporate overhead costs; (2) to reduce research and development expenses and to focus its on-going research and development spending in the segments of the market that show the best potential for growth and return on investment for the Company; (3) to create a more variable cost operating structure including the outsourcing of certain of its manufacturing operations during 1999; and (4) to eliminate redundant products and operations after the acquisition of SMS Holding GmbH in November 1998.

The Company has altered its original restructuring plan objective of outsourcing its manufacturing operations resulting in less outsourcing than originally planned. The outsourcing for the Company's existing products has been completed. To best support its long-term direction, the Company continues to evaluate its manufacturing capabilities against future requirements for new products and technologies and the related investment required to enhance or upgrade manufacturing capabilities versus its options for outsourcing.

During 1999 the Company paid approximately $1.6 million in accrued restructuring costs, primarily severance related. Also, the Company reversed reserves of $215,000 during the second quarter of 1999 primarily related to the Company's settlement of certain supplier related claims for less than the anticipated amounts accrued at the time the restructuring charge was accrued in 1998. The remaining restructure reserve of $493,000 primarily relates to lease abandonment costs and foreign subsidiary operations realignment which are expected to be paid by the end of 2000 other than payments on abandoned leased space.

Operating expenses for 1998 included restructuring charges of $4.4 million related to these restructuring activities. Related primarily to its restructuring plan, the Company recorded inventory reserves during 1998 of approximately $4.6 million on products that were discontinued as a result of the business restructuring. These inventory reserves are included in cost of goods sold. In addition, the Company incurred operating expenses during 1998 of approximately $220,000 related to facility consolidation restructuring activities that were included in selling, general and administrative expenses.

Results of Continuing Operations

For all periods presented in this section, results of operations reflect the classification of the Company's Semiconductor Equipment and Synario Design Automation Divisions as discontinued operations (see "Discontinued Operations").

Net Sales

(in thousands)
Net sales by product line:       1999       Change       1998      Change     1997
--------------------------------------------------------------------------------------
Non-automated programming      $21,043     (20.5%)    $26,459     (13.2%)    $30,498
systems
Automated programming systems   13,070      47.2%       8,879     (43.8%)     15,786
                              ----------            -----------            ----------
Total Programming Systems      $34,113      (3.5%)    $35,338     (23.6%)    $46,284
Division                     ===========            ===========            ==========

Net sales by location:
  United States                $14,330     (15.2%)    $16,900     (24.2%)    $22,290
     % of total                  42.0%                  47.8%                  48.2%
  International                $19,783       7.3%     $18,438     (23.2%)    $23,994
     % of total                  58.0%                  52.2%                  51.8%
--------------------------------------------------------------------------------------

1999 vs. 1998

Overall sales decreased for the Company's programming system products during 1999 as compared to 1998. Overall orders during the year were essentially flat, increasing approximately 1% to $32.0 million compared with $31.5 million in 1998. Orders during 1999 for the Company's automated programming systems increased 93% compared to 1998. This increase was offset by an 18% decline in orders for the Company's non-automated programming systems.

The increase in sales and orders of the Company's automated programming systems is primarily attributable to the PP100(TM) automated programming system which was integrated into the Data I/O product line during the first half of 1999 following the acquisition of SMS in November 1998. The PP100 replaced the Company's PM970 fine pitch automated programming system. Sales during 1999 of the Company's non-automated programming systems decreased significantly compared to 1998 due to a decline in sales of the Company's older non-automated products, some of which have been discontinued, offset partially by sales of the SMS Sprint non-automated products which were integrated into the Data I/O product line during the first half of 1999 following the acquisition of SMS.

During 1999 sales to Europe increased, but sales in the U.S. and other foreign countries decreased. Partially offsetting the increased sales in Europe was a negative impact from foreign currency translation due primarily to the German Mark to U.S. Dollar exchange rate. The net impact of exchange rate changes during 1999 was approximately $1.0 million. When the U.S. Dollar is weaker, sales of the Company's products in local currency translate into more U.S. Dollars. However, offsetting the revenue translation impact is the translation of local currency costs and expenses.

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

Gross Margin

 (in thousands)           1999       Change       1998       Change       1997
--------------------------------------------------------------------------------

Gross margin             $16,165     55.4%       $10,405     (55.8%)     $23,536
Percentage of net sales    47.4%                   29.4%                   50.9%

--------------------------------------------------------------------------------

1999 vs. 1998

The gross margin increased significantly in amount and as a percentage of sales during 1999 compared to 1998. This increase is primarily due to $4.6 million of inventory reserves recorded during 1998 related to discontinued products as a result of the Company's restructuring activities (see "Business Restructuring Progress"). Also contributing to the increased gross margin as compared to 1998 was less spending during 1999 on PM970 customer support as this product became more stable, and lower overall costs in the manufacturing organization due to headcount reductions from the Company's restructuring.

1998 vs. 1997

The gross margin decreased significantly in amount and as a percentage of sales during 1998 compared to 1997. The decrease is primarily due to the 24% decrease in sales volume and $4.6 million of inventory reserves for primarily discontinued products recorded during the year related to restructuring activities. Also contributing to the decline in gross margins are high costs associated with ProMaster 970 customer support during the year.

Research and Development

 (in thousands)              1999       Change      1998      Change      1997
--------------------------------------------------------------------------------
Research and development    $8,403      (7.8%)     $9,109     16.7%      $7,807
Percentage of net sales      24.6%                  25.8%                 16.9%

--------------------------------------------------------------------------------

1999 vs. 1998

Research and development spending decreased in 1999 as compared with 1998 both in amount and as a percentage of sales. The Company initiated a restructuring plan in the third quarter of 1998 which resulted in certain new product development program cancellations and significant layoffs in the Redmond headquarters engineering staff in the third and fourth quarters of 1998, as well as the first quarter of 1999. Partially offsetting the cost reductions realized from the Company's restructuring activities were incremental research and development expenses in the Company's Wangen, Germany operations, which were acquired in November 1998, and an increased investment in certain areas of new product development and software support during 1999. The November 1998 acquisition of SMS has also allowed the Company to reduce its emphasis on support of certain older products that have been replaced due to overlap with SMS products which were integrated into the Data I/O product line during the first half of 1999.

The Company believes it is essential to invest in research and development to support its existing products and to create new products as markets develop and technologies change. The Company is focusing its research and development efforts in its strategic growth markets, namely new programming technology and automated programming systems for the manufacturing environment, particularly for high-density Flash memory applications. During 1999 the Company invested in its Sprint family of non-automated programmers and in the PP100 automated programming system, both of which were acquired with SMS in November 1998. The Company believes this investment was required to raise the level of performance of these products. Also during 1999 the Company invested substantial resources in the development of a new automated programming system that employs a unique concept for in-line programming using an on-line implementation. This product, called the ProLINE Roadrunner, is targeted at high-volume production applications using high-density Flash memory, and was introduced in the first quarter of 2000.

At the time of the acquisition of SMS in 1998 the Company recognized a charge for in-process research and development of $2.0 million. During 1999 this research and development work continued although at a reduced pace as the majority of engineering resources were dedicated toward support and enhancement of existing products and the development of the ProLINE Roadrunner, as described above. The Company continues to evaluate the results of this acquired research and development work and will continue development of those elements which are deemed to be commercially viable.

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

Selling, General and Administrative

 (in thousands)                       1999     Change    1998    Change    1997
--------------------------------------------------------------------------------

Selling, general and administrative  $11,022  (23.4%)   $14,386   3.3%   $13,924
Percentage of net sales               32.3%              40.7%             30.1%
--------------------------------------------------------------------------------

1999 vs. 1998

The decrease in selling, general and administrative expenditures in 1999 as compared to 1998 both in amount and as a percentage of sales is due primarily to a reduction in headcount across most SG&A departments as a result of the Company's restructuring which was initiated in the second half of 1998 (see "Business Restructuring Progress"). Also, the sale of the Company's Japan subsidiary in February 1999 resulted in lower spending in selling, general and administrative expenses as compared to the prior year. Furthermore, 1998 expenses included a non-cash charge in the amount of $540,000 related to the modification of stock options of a former CEO of the Company, and decreased employee performance bonuses in 1999. Partially offsetting the reduced spending are incremental expenses of the Company's Wangen, Germany operations which were acquired in November 1998.

1998 vs. 1997

The increase in selling, general and administrative expenditures in 1998 as compared to 1997 is due primarily to a first quarter non-cash charge in the amount of $540,000 related to the modification of stock options of a former CEO of the Company, additional spending in marketing related to new products and promotions, incremental professional services engaged to assist in strategic planning, additional expenses related to facility consolidation, and expenses related to the search for a new Chief Executive Officer. This additional spending was partially offset by lower sales commissions due to the lower sales volume during 1998, and by lower spending following the Company's restructuring initiatives in the third and fourth quarters of 1998.

Interest

 (in thousands)            1999       Change      1998      Change      1997
--------------------------------------------------------------------------------

 Interest income           $741       (51.0%)    $1,513      99.1%      $760
 Interest expense          ($37)      (73.2%)    ($138)     (37.0%)    ($219)
--------------------------------------------------------------------------------

1999 vs. 1998

The decrease in interest income for 1999 as compared to 1998 is due to the decrease in cash, cash equivalents and marketable securities, due primarily to the funding of operating losses and the purchase of SMS in the fourth quarter of 1998. The decrease in interest expense for 1999 as compared to 1998 is due primarily to the retirement of debt in 1998 and the repayment of the Company's Japan debt in February 1999.

1998 vs. 1997

The increases in interest income in 1998 as compared to 1997 are due to an increase in cash, cash equivalents and marketable securities, due primarily to the proceeds received from the Company's land sale and business dispositions during 1997 (see "Discontinued Operations" and "Sale of Headquarters Property").

Income Taxes

 (in thousands)                 1999              1998             1997
---------------------------------------------------------------------------
 Income tax expense              $55              $58              $176
 Effective tax rate             4.9%              0.3%             3.9%
---------------------------------------------------------------------------

1999 vs. 1998

Income tax expense in 1999 and 1998 relates primarily to foreign income taxes. The effective income tax rate for 1999 differed from the expected provision at the statutory 34% tax rate primarily due to the addition of tax valuation reserves. The increase in valuation reserves was due to an inability to record a benefit for deferred tax assets from temporary differences due to uncertainty regarding the Company's ability to utilize such assets (see Note 15 of "Notes to Consolidated Financial Statements"). The Company had valuation allowances of $6.9 million at December 30, 1999 compared to $5.9 million at December 31, 1998.

1998 vs. 1997

The effective income tax rate for 1998 differed from the expected provision at the statutory 34% tax rate primarily due to the addition of tax valuation reserves due to operating losses incurred in 1998.

Sale Of Headquarters Property

In May 1997 the Company completed the sale of the land and building comprising its Redmond, Washington corporate headquarters and excess land that had been held for resale for approximately $13.8 million, less net transaction related expenses and reimbursements of approximately $400,000. The sale includes a 10 year lease-back of the building to the Company, with an option to renew the lease for an additional 10 years. The Company realized approximately $12 million in cash after payment of transaction fees and taxes. The sale resulted in an overall pre-tax gain of approximately $5.6 million, of which approximately $2.3 million related to the excess land was recognized in the second quarter of 1997. The remaining gain has been deferred and will be amortized over the life of the lease.

Income and Earnings Per Share

(in thousands, except per share data)  1999          1998          1997
---------------------------------------------------------------------------
Income (loss) from continuing        ($1,180)      ($18,524)      $4,386
operations

Percentage of net sales               (3.5%)        (52.4%)        9.5%

Earnings (loss) per share from
continuing operations
   Basic earnings per share           ($0.16)       ($2.59)        $0.63
   Diluted earnings per share         ($0.16)       ($2.59)        $0.62
---------------------------------------------------------------------------

1999 vs. 1998

The decrease in loss and loss per share from continuing operations in 1999 compared with 1998 is primarily due to large losses in 1998 related to the Company's restructuring, including a $4.4 million restructuring charge and a $4.6 million charge to cost of sales for inventory reserves related to discontinued products. Also during 1998 the Company recognized a $2.0 million charge to write-off in-process research and development related to the November 1998 acquisition of SMS. Spending was also higher in research and development and selling, general and administrative during 1998 prior to the Company's restructuring in the second half of that year, which resulted in lower spending during 1999.

1998 vs. 1997

The change to loss and loss per share from continuing operations in 1998 compared with income and income per share in 1997 is primarily due to a combination of decreased sales volume, the restructuring charges recorded during the year, a lower gross margin percentage attributable in part to large inventory reserves related to discontinued products, and increased spending on new development projects.

Discontinued Operations

Semiconductor Equipment Division

In November 1997, the Company sold the assets of its Semiconductor Equipment Division, Reel-Tech(TM)Inc., to General Scanning Inc., for $15.5 million, consisting of $12 million in cash, $2 million in common stock of General Scanning Inc. and $1.5 million in assumed liabilities. The assets of Reel-Tech, Inc. were purchased by the Company in August 1995. Operating results of the Semiconductor Equipment Division and the gain on the sale of this segment are as follows:

 (in thousands)                                    1999       1998      1997
                                                 --------   -------   --------
 Net sales                                        $   -     $   -      $7,640
                                                 ========   =======   ========
 Income from operations, net of income tax       $   -      $    -     $  926
 Gain (loss) on disposal, net of income tax          -        (265)     8,329
                                                 --------   -------   --------
 Total income (loss) on discontinued segment     $   -       ($265)    $9,255
                                                 ========   =======   ========

Synario(R) Design Automation Division

Also in November 1997, the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario(R) Design Automation Division. Under this licensing agreement, the Company's Electronic Design Automation (EDA) products were to be integrated and sold with the EDA product line of MINC Incorporated. This transaction discontinued the Synario Design Automation Division operations of the Company. Although the Company was entitled to receive certain licensing, source code and training and support services revenues related to certain of its former SDAD products through December 31, 1999, during the second quarter 1999 the Company closed final settlements and transfer of its retained licensing rights. Operating results and the loss on the disposal of this segment are as follows:

   (in thousands)                                1999       1998      1997
                                               --------   -------   --------
   Net sales (1)                                 $944      $1,381    $7,172
                                               ========   =======   ========
   Gain  (loss)from operations, net of           $831      $1,344   ($1,358)
     income tax
   Loss on disposal, net of income tax             -         (185)     (783)
                                               --------   -------   --------
   Total income (loss) on discontinued           $831      $1,159    ($2,141)
     segment                                   ========   =======   ========

  (1) All 1999 and 1998 net sales are for retained licensing rights. 1997 net sales includes $851,000 retained licensing rights recognized after the disposition in 1997.

Inflation and changes in Foreign currency exchange rates

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary's local currency and translated into U.S. Dollar amounts at average rates of exchange during the year. To date the foreign currency rate changes have not significantly impacted the Company's profitability. This is because approximately 27% of the Company's sales are made by foreign subsidiaries and independent currency fluctuations tend to minimize the translation effect of any individual currency exchange fluctuations, and the effect of individual rate changes on sales and expenses tend to offset each other. Additionally, the Company hedges its foreign currency exposure on sales of inventory and certain loans to its foreign subsidiaries through the use of foreign exchange contracts. See Note 1 of "Notes to Consolidated Financial Statements."

Financial Condition

Liquidity and Capital Resources

 (in thousands)           1999       Change      1998      Change      1997
-------------------------------------------------------------------------------
 Working capital        $16,179      $1,095    $15,084   ($18,142)   $33,226
 Total debt                -          ($564)      $564    ($1,436)    $2,000
-------------------------------------------------------------------------------

In 1999, net cash used by operating activities was $5.6 million. Included in this is an income tax refund of $3.2 million collected during the year. Cash was used to purchase inventories which increased by $2.0 million primarily due to a ramp up in the production of the PP100 automated programming system. Cash was also used to pay an earnout related to the 1997 Reel-Tech disposition, to pay accrued liabilities, primarily related to the Company's restructuring and employee compensation, and for property, plant and equipment additions during the year.

Cash and working capital was provided by the sale of the Company's minority interest in JTAG Technologies for $1.1 million. Total cash, cash equivalents and short-term marketable securities are $13.2 million at December 30, 1999, a decrease of $5.7 million from December 31, 1998.

The Company estimates that capital expenditures for property, plant and equipment during 2000 will be between $2.0 million and $4.0 million. Such expenditures are expected to be funded from internally generated funds and, if necessary, borrowings from the Company's existing credit lines. Although the Company fully expects that such expenditures will be made, it has commitments for only a small portion of these amounts.

At December 30, 1999, the Company had a foreign line of credit of $387,000 maturing in December 2000, with an interest rate of 8.5%, and an unused $4.0 million U.S. secured line of credit maturing in May 2000 under which borrowings would incur interest at the bank's published prime rate or the LIBOR rate plus 250 basis points. These lines of credit have been structured as short-term and the Company expects to be able to renew them on their respective maturity dates under substantially the same terms as those presently in place. No assurances can be made, however, in regard to the renewal of these agreements.

Share Repurchase Program

Under a previously announced share repurchase program, the Company is authorized to repurchase up to 1,123,800 shares (approximately 15.6%) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. As of December 30, 1999, the Company has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. The Company has not repurchased shares under this plan since the second quarter of 1997 although it still has the authority to do so.

General

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $300,000 through December 30, 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

European Monetary Conversion

On January 1, 1999, the European Economic and Monetary Union (the "EMU") introduced the Euro, which became a functional legal currency of the EMU countries. From 1999 to 2001 business in the EMU member states will be conducted in both the existing national currency, such as the Franc or Deutsche Mark, and the Euro. As a result, companies operating in or conducting business in the EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro.

The Company has taken certain steps to address this issue but continues to assess what further impact the EMU formation will have on both its internal systems and its products sold. The Company plans to take appropriate corrective actions based on the results of its continued assessment. The costs related to addressing this issue have not been determined, however, management believes that this issue and its related costs will not have a material adverse effect on the Company's business, financial condition and operating results.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

The Company currently uses only foreign currency hedge derivative instruments which, at a given date, are not material. However, the Company is exposed to interest rate risks. The Company generally invests in high-grade commercial paper with original maturity dates of twelve months or less and conservative money market funds to minimize its exposure to interest rate risk on its marketable securities, which are classified as available-for-sale as of December 30, 1999. The Company believes that the market risk arising from holdings of its financial instruments is not material. The table below provides information about the Company's marketable securities, including principal cash flows for 2000 and the related weighted average interest rates (in thousands):

                                                           Estimated Fair
                                             Principal        Value at
                                             Cash Flows      December 30,
                                              For 2000          1999
                                            -----------     ------------
   Corporate bonds                           $3,524           $3,536
                                              5.73%

   Medium- and short-term notes               2,569            2,576
                                             5.624%

   Euro-dollar bonds                          3,012            3,018
                                              5.50%

   Zero coupon notes                            476              484
                                              4.85%
                                            -----------     ------------
   Total portfolio value                     $9,581           $9,614
                                            ===========     ============

Item 8.  Financial Statements and Supplementary Data

See pages 25 through 43.

--------------------------------------------------------------------------------

                Report of Ernst & Young LLP, Independent Auditors

--------------------------------------------------------------------------------

To the Board of Directors and Stockholders
Data I/O Corporation

We have audited the accompanying consolidated balance sheets of Data I/O Corporation as of December 30, 1999 and December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data I/O Corporation at December 30, 1999 and December 31, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Seattle, Washington                                      //S//Ernst & Young LLP
February 8, 2000                                         Ernst & Young LLP

--------------------------------------------------------------------------------

                         Report of Management

--------------------------------------------------------------------------------


The Management of Data I/O Corporation is responsible for the preparation and integrity of the Company's consolidated financial statements and related information that appears in this Annual Report on Form 10-K. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of its operations, in conformity with accounting principles generally accepted in the United States. Management has included in the Company's financial statements amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

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


//S//Fredrick R. Hume                                 //S//Joel S. Hatlen
FREDERICK R. HUME                                     Joel S. Hatlen
President and Chief                                   Vice President Finance
Executive Officer                                     Chief Financial Officer
                                                      Secretary and Treasurer

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------
                                                         Dec. 30,       Dec. 31,
                                                           1999           1998
--------------------------------------------------------------------------------

(in thousands, except share data)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                           $  3,597       $  4,008
   Marketable securities                                  9,614         14,894
   Trade accounts receivable, less allowance for
     doubtful accounts of $464 and $445                   5,548          5,352
   Inventories                                            6,237          4,442
   Recoverable income taxes                                 205          3,366
   Deferred income taxes                                      -            331
   Other current assets                                     545          1,117
                                                        --------      ---------
     TOTAL CURRENT ASSETS                                25,746         33,510

Property, plant and equipment - net                       2,180          2,174
Other assets                                              2,124          4,345
Deferred income taxes                                         -             60
                                                        ---------      --------
     TOTAL ASSETS                                       $30,050        $40,089
                                                        =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                    $  1,592       $  3,781
   Accrued compensation                                   2,080          2,926
   Deferred revenue                                       2,626          3,895
   Other accrued liabilities                              2,204          3,328
   Accrued costs of business restructuring                  493          2,339
   Income taxes payable                                     572          1,593
   Notes payable and current maturities of long-term
   debt                                                       -            564
                                                        ---------      --------
      TOTAL CURRENT LIABILITIES                           9,567         18,426

Deferred gain on sale of property                         2,425          2,754
                                                        ---------     --------
      TOTAL LIABILITIES                                  11,992         21,180

COMMITMENTS

STOCKHOLDERS' EQUITY:
    Preferred stock -
      Authorized, 5,000,000 shares, including
        200,000 shares of Series A Junior Participating
      Issued and outstanding, none                            -              -
    Common stock, at stated value -
      Authorized, 30,000,000 shares
      Issued and outstanding, 7,290,165
        and 7,186,851 shares                             17,813         17,637
    Retained earnings                                       366            715
    Accumulated other comprehensive income (loss)          (121)           557
                                                        ---------      --------
      TOTAL STOCKHOLDERS' EQUITY                         18,058         18,909
                                                        --------      ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $30,050        $40,089
                                                        =========      ========

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------
                                                      Dec.         Dec.         Dec.
                                                       30,          31,          25,
For the years ended                                   1999         1998         1997
---------------------------------------------------------------------------------------
(in thousands, except per share data)

Net sales                                            $34,113      $35,338      $46,284
Cost of goods sold                                    17,948       24,933       22,748
                                                     --------     --------     --------
Gross margin                                          16,165       10,405       23,536
                                                     --------     --------     --------

Operating expenses:
    Research and development                           8,403        9,109        7,807
    Selling, general and administrative               11,022       14,385       13,924
    Write-off acquired in-process research &
    development                                            -        1,959            -
    Net provision for business restructuring            (215)       4,370            -
                                                     --------     --------     --------
      Total operating expenses                        19,210       29,823       21,731
                                                     --------     --------     --------

      Operating income (loss)                         (3,045)     (19,418)       1,805

Non-operating income (expense):
    Interest income                                      741        1,513          760
    Interest expense                                     (37)        (138)        (219)
    Foreign currency exchange                              -           (3)         (51)
    Gain (loss) on dispositions and other              1,216         (420)       2,267
                                                     --------     --------     --------
      Total non-operating income                       1,920          952        2,757
                                                     --------     --------     --------

Income (loss) from continuing operations before       (1,125)     (18,466)       4,562

Income tax expense                                       (55)         (58)        (176)
                                                     --------     --------     --------
    Income (loss) from continuing operations          (1,180)     (18,524)       4,386

Discontinued operations net of income taxes:

    Income (loss) from operations, net of income tax     831        1,344         (432)
    Gain (loss) on disposals, net of income tax            -         (450)       7,546
                                                     --------     --------     --------
      Income from discontinued operations                831          894        7,114
                                                     --------     --------     --------

Net income (loss)                                      ($349)     ($17,630)    $11,500
                                                     ========     ========     ========

Basic earnings (loss) per share:

    From continuing operations                         ($0.16)      ($2.59)       $0.63
    From discontinued operations                         0.11         0.13         1.03
                                                     --------     --------     --------
      Total basic earnings (loss) per share            ($0.05)      ($2.46)       $1.66
                                                     ========     ========     ========

Diluted earnings (loss) per share:

    From continuing operations                         ($0.16)      ($2.59)       $0.62
    From discontinued operations                         0.11         0.13         1.00
                                                     ---------    --------     --------
      Total diluted earnings (loss) per share          ($0.05)      ($2.46)       $1.62
                                                     =========    ========     ========

Weighted-average basic shares outstanding              7,254        7,154        6,909
                                                     ========     ========     ========
Weighted-average diluted shares outstanding            7,254        7,154        7,087
                                                     ========     ========     ========

See notes to consolidated financial statements.


                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------
                                                      Dec. 30,     Dec. 31,     Dec. 25,
For the years ended                                     1999         1998         1997
-----------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
    Income (loss) from continuing operations          ($1,180)     ($18,524)    $  4,386
    Adjustments to reconcile income (loss) from
    continuing operations to net cash provided
     by (used in) operating activities:
      Depreciation and amortization                     2,145         2,077        1,740
      Write-off of acquired in-process research &
        development                                         -         1,959            -
      Net (gain) loss on dispositions                  (1,113)          355       (2,267)
      Equity income from and gain on sale of equity
        interest, JTAG Technologies                      (102)           64           -
      Deferred income taxes                               391         2,710         (459)
      Amortization of deferred gain on sale              (329)         (329)        (213)
      Non-cash stock-based compensation expense             -           583            -
      Inventory write-downs due to business
        restructure                                         -         4,557            -
      Net change in:
       Trade accounts receivable                         (546)          315        1,547
       Inventories                                     (1,969)         (841)        (618)
       Recoverable income taxes                         3,161        (3,366)           -
       Other current assets                               532         2,793       (3,277)
       Business restructure                            (1,846)        2,339         (312)
       Accounts payable and accrued liabilities        (4,838)       (1,632)       4,185
       Deferred revenue                                  (786)         (900)         286
                                                      ---------    ---------    ---------
    Cash provided by (used in) operating activities
      of continuing operations                         (6,480)       (7,840)       4,998
    Cash provided by (used in) operating activities
      of discontinued operations                          831           894       (3,839)
                                                      ---------    ---------    ---------
    Net cash provided by (used in) operating
      activities                                       (5,649)       (6,946)       1,159

INVESTING ACTIVITIES:

    Additions to property, plant and equipment         (1,245)         (482)      (1,197)
    Net proceeds on sale of property                        -             -       13,430
    Net proceeds on sale of subsidiary                     72             -            -
    Acquisition of SMS GmbH and technology                  -        (5,224)           -
    Investment in JTAG Technologies                     1,067          (979)           -
    Additions to other assets                               -             -          (14)
    Purchases of available-for-sale securities         (8,610)      (20,717)     (45,687)
    Proceeds from sales of available-for-sale
      securities                                       13,890        31,055       20,100
    Proceeds from sale of discontinued operations           -             -       15,525
                                                      ---------    ---------    ---------
      Cash provided by (used in) investing activities   5,174         3,653        2,157

FINANCING ACTIVITIES:

    Additions to (repayment of) notes payable               -        (1,442)         412
    Sale of common stock                                  166           259          344
    Proceeds from exercise of stock options                10           383          824
    Repurchase of common stock                              -             -           (3)
    Net financing activities of discontinued
      operations                                            -             -         (854)
                                                      ---------    ---------    ---------
      Cash provided by (used in) financing activities     176          (800)         723
                                                      ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents         (299)       (4,093)       4,039

Effects of exchange rate changes on cash                 (112)          (12)          26
Cash and cash equivalents at beginning of year          4,008         8,113        4,048
                                                      ---------    ---------    ---------
Cash and cash equivalents at end of year              $  3,597     $  4,008      $ 8,113
                                                      =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Interest                                          $    116     $     88      $   152
    Income taxes                                      $     71     $  2,145      $ 1,748


See notes to consolidated financial statements.


                              DATA I/O CORPORATION

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Accumulated
                                  Common Stock                     Other           Total
                               ------------------    Retained   Comprehensive   Stockholders'
                               Shares      Amount    Earnings    Income(Loss)      Equity
                               --------   -------    --------   ------------    ------------
(in thousands, except share data)

 Balance at December 26, 1996  6,777,720   15,247      6,845          467           22,559

 Stock options exercised         168,125      735         -            -               735
 Issuance of stock
   through Directors Fee
   Plan                           13,508       89         -            -                89
 Issuance of stock
   through Employee Stock
   Purchase Plan                  79,933      344         -            -               344
 Purchase of common stock           (500)      (3)        -            -                (3)
 Comprehensive income:
    Net income                        -        -      11,500           -            11,500
    Cumulative translation
      adjustment                      -        -          -           122              122
    Unrealized loss on
      marketable securities           -        -          -          (732)            (732)
                                                                                ------------
 Total comprehensive income                                                         10,890
                               ---------  -------   --------   ------------     ------------
 Balance at December 25, 1997  7,038,786   16,412     18,345         (143)          34,614

 Stock options exercised          55,000      276         -            -               276
 Issuance of stock
   through Director Fee Plan      20,932      107         -            -               107
 Issuance of stock through
    Employee Stock
    Purchase Plan                 72,133      259         -            -               259
 Stock-based compensation             -       583         -            -               583
 Comprehensive loss:
    Net loss                          -        -     (17,630)          -           (17,630)
    Cumulative translation
       adjustment                     -        -          -           (32)             (32)
    Unrealized loss on
       marketable securities          -        -          -           732              732
                                                                                ------------
 Total comprehensive loss                                                          (16,930)
                               ---------  -------   --------   ------------     ------------
 Balance at December 31, 1998  7,186,851  $17,637    $ 715            557          $18,909

 Stock options exercised           4,375       10       -              -                10
 Issuance of stock through
    Employee Stock
    Purchase Plan                 98,939      166       -              -               166
 Comprehensive loss:
    Net loss                          -        -      (349)            -              (349)
    Cumulative translation
       adjustment                     -        -        -             (35)             (35)
    Cumulative translation
       related to sold foreign
       subsidiary                     -        -        -            (643)            (643)
                                                                                ------------
 Total comprehensive loss                                                           (1,027)
                               ---------  -------   --------     ------------   ------------
 Balance at December 30, 1999  7,290,165  $17,813    $ 366          ($121)          $18,058
                               =========  =======   ========     ============   ============

 See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Data I/O Corporation (the "Company") manufactures hardware products for users of programmable integrated circuits. The Company's principal customers use the Company's programming systems to design and manufacture electronic equipment for industrial, commercial and military applications. Customers for the Company's programming system products are located around the world, primarily in the United States, Europe and the Far East. The Company's manufacturing operations are currently located in the United States. Manufacturing of the Company's Sprint non-automated programming systems is provided by an outside supplier located in Germany.

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

Reporting Period

The Company reports on a fifty-two, fifty-three week basis. Results of operations for 1999 and 1997 are for a fifty-two week period, whereas results for 1998 are for a fifty-three week period.

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

In an effort to minimize the effect of exchange rate fluctuations on the results of its operations, the Company hedges certain portions of its foreign currency exposure through the use of forward exchange contracts, none of which are speculative. At December 30, 1999, the Company had approximately $978,000 in one foreign exchange contract outstanding, with the contract exchange rate being approximately equal to the market exchange rate. This contract term is 76 days.

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments with insignificant interest rate risk and maturities of less than three months when purchased.

Marketable Securities

The Company generally invests in high-grade commercial paper with original maturities of twelve months or less and conservative money market funds, all of which are classified as available-for-sale and recorded at fair value, as defined below. Unrealized holding gains and losses are recorded, net of any tax effect, as a component of accumulated other comprehensive income (loss) within stockholders' equity. Interest earned is reported in non-operating income as interest income. Marketable securities are classified in the balance sheet as current and noncurrent based on maturity dates and the Company's expectation of sales and redemptions in the following year.

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

Property, Plant and Equipment

Property, plant and equipment, including leasehold improvements, are stated at cost and depreciation is calculated over the estimated useful lives of the related assets or lease terms on the straight-line basis. Substantially all manufacturing and office equipment is depreciated over periods of three to seven years.

Revenue Recognition

Revenue from product sales is recognized at the time of shipment, or at customer acceptance, if an acceptance clause is specified in the sales terms. Revenue from the sale of service and update contracts is recorded as deferred revenue and recognized on a straight-line basis over the contractual period.

Research and Development

Research and development costs are expensed as incurred. No software development costs have been capitalized due to immateriality.

Advertising Expense

The Company expenses advertising costs as incurred. Total advertising expenses related to continuing operations were $1,212,000, $1,121,000 and $1,676,000 in 1999, 1998 and 1997, respectively.

Warranty Expense

The Company warrants its products against defects for periods ranging from ninety days to one year. The Company provides currently for the estimated cost which may be incurred under its product warranties.

Income Taxes

Income tax expense includes U.S. Federal, state and foreign income taxes. Certain items of income and expense are not reported in both the tax returns and financial statements in the same year. The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

NOTE 2 - PROVISION FOR BUSINESS RESTRUCTURING

During the third quarter of 1998, the Company recorded a restructuring charge of $2.0 million as the Company began the implementation of a plan to restructure its Redmond and foreign subsidiary operations to a level more in line with the lower sales it was experiencing. During the fourth quarter of 1998, the Company recorded further restructuring charges of $2.4 million related to the continuing restructure of the Company's Redmond operations and foreign subsidiaries and related to activities directly associated with the fourth quarter 1998 acquisition of SMS Holding GmbH ("SMS," see Note 3 - Acquisition of SMS Holding
GmbH). The acquisition of SMS created certain redundancies in product offerings and in the operations of the combined company. A restructuring plan was implemented after the acquisition was completed to eliminate such redundant operations and to phase out overlapping products.

An analysis of the restructuring is as follows (in thousands):

                                          1998                   Reserve               Reserve
                                      Restructuring    1998     Balance at    1999    Balance at
 Description                             Charge      Activity    12/31/98   Activity   12/30/99
 -----------                           -----------   --------   ---------   --------  ----------

 Downsizing U.S. Operations:
    Employee severances                  $1,997        $947       $1,050     $1,024       $ 26
    Fixed asset write-offs                  835         566          269        218         51
    Redmond facility consolidation          407         151          256        108        148
     and abandonment
    Supplier-related settlements            404         155          249        249         -
    Consulting and legal expenses           177         155           22         22         -
    Other                                    36          22           14         14         -
 Downsizing foreign subsidiaries            514          35          479        211        268
                                       -----------  -------    --------      --------   --------
 Total                                   $4,370      $2,031        $2,339   $1,846        $493
                                       ===========  =======    ========      ========   =========

Many of the costs associated with the reduction of work force were paid during the fourth quarter 1998 and first quarter 1999. The total number of employees terminated due to the restructure was 133 (approximately 39% of the total workforce), which was lower than originally planned in 1998 due to the reduction in the scale of the Company's manufacturing outsourcing plans. Employees were terminated from almost all areas of the Company.

In the table above, the 1999 activity primarily represents actual amounts paid out. However, because certain categories of the original reserve established in 1998 have proven to cost more than the original estimate, such as the facility abandonment related to the Company's leased Redmond facility, and certain categories have proven to cost less than the original estimate, such as the fixed asset write-offs related to the manufacturing outsourcing program, portions of the reserve have also been reclassified between categories. Furthermore, during the first quarter of 1999 reserves of approximately $215,000 were reversed primarily related to the Company's settlement of certain supplier related claims for less than had been anticipated at the time the restructuring charge was taken in 1998. The remaining reserves outstanding at December 30, 1999 relate primarily to facility abandonment and foreign subsidiary operations realignment which are expected to be paid by the end of 2000 other than payments on abandoned leased space.

Related primarily to its restructuring plan, the Company recorded inventory reserves during the third and fourth quarters of 1998 of approximately $4.6 million on products that were discontinued as a result of the business restructuring. These reserves are included in cost of goods sold.

NOTE 3 - ACQUISITION of SMS Holding GMBH

In November 1998, the Company acquired SMS Holding GmbH ("SMS"), a privately held programming equipment company located in Wangen, Germany. The acquisition was accounted for using the purchase method of accounting with the Company paying $5,224,000 in cash, including $456,000 of direct acquisition costs. Net assets acquired included working capital and other assets of $294,000 and capitalized technology and other intangible assets of $2,971,000 which are being amortized over their estimated useful lives of 3 to 5 years on a straight-line basis. The Company recorded a charge in the fourth quarter 1998 of approximately $1,959,000 for in-process research and development relating to the acquisition.

NOTE 4 - DISCONTINUED OPERATIONS

In November 1997, the Company sold the assets of its Semiconductor Equipment Division, Reel-Tech(TM) Inc., to General Scanning Inc., for $15.5 million, consisting of $12 million in cash, $2 million in stock and $1.5 million in assumed liabilities. The consolidated financial statements include the results of operations of Reel-Tech, Inc. since the acquisition of this business on August 31, 1995. Also in November 1997, the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario(R) Design Automation Division. Under this licensing agreement, the Company's Electronic Design Automation (EDA) products were to be integrated and sold with the EDA product line of MINC Incorporated. This transaction discontinued the Synario Design Automation Division operations of the Company. Although the Company was entitled to receive certain licensing, source code and training and support services revenues related to certain of its former SDAD products through December 31, 1999, during the second quarter 1999 the Company closed final settlements and transfer of its retained licensing rights.

The income from operations of these discontinued segments has been accounted for as discontinued operations, and accordingly, their operations are segregated in the accompanying statements of operations. Operating results of the discontinued segments and the gain on the sale of these segments are as follows:

   Semiconductor Equipment Division                    Year Ended December
   ----------------------------                 --------------------------------
   (in thousands)                                1999       1998         1997
                                                --------   --------    ---------

   Net sales                                      $  -       $ -        $7,640
                                                ========   ========    =========
   Income from operations before income taxes     $  -        $          $ 926
   Income tax expense                                -         -            -
                                                --------   --------    ---------
   Income from operations                           -          -           926
                                                --------   --------    ---------
   Gain (loss) on disposal before income taxes      -        (25)       10,422
   Income tax expense                               -       (240)       (2,093)
                                                --------   --------    ---------
   Gain (loss) on disposal                          -       (265)        8,329
                                                --------   --------    ---------
   Total income (loss) from discontinued
   segment                                       $  -      ($265)       $9,255
                                                ========   ========    =========


   Synario  Design  Automation Division                  Year Ended December
   ------------------------------------         --------------------------------
   (in thousands)                                1999       1998         1997
                                                --------   --------    ---------
   Net sales (1)                                 $944      $1,381       $7,172
                                                ========   ========    =========

   Income (loss)from operations before
     income taxes                                $831      $1,344      ($2,088)
   Income tax benefit                              -           -           730
                                                --------   --------    ---------
   Income (loss) from operations                  831       1,344       (1,358)
                                                --------   --------    ---------
   Loss on disposal before income taxes            -         (185)      (1,205)
   Income tax benefit                              -           -           422
                                                --------   --------    ---------
   Loss on disposal                                -         (185)        (783)
                                                --------   --------    ---------
   Total income (loss)from discontinued
    segment                                      $831      $1,159      ($2,141)
                                                ========   ========    =========
   ---------------------

  (1) All 1999 and 1998 net sales are for retained licensing rights. 1997 net sales includes $851,000 retained licensing rights recognized after the disposition in 1997.

NOTE 5 - MARKETABLE SECURITIES

The estimated fair value of marketable securities consisted of the following (in thousands):

                                            Dec. 30,     Dec. 31,
                                              1999         1998
                                            ----------   ----------

      Corporate bonds                        $3,536       $5,949
      Medium- and short-term notes            2,576        3,421
      Euro-dollar bonds                       3,018        5,063
      Zero coupon bonds                         484          461
                                            ----------   ----------
                                             $9,614      $14,894
                                            ==========   ==========

At December 30, 1999, cost approximated market value for the Company's portfolio of marketable securities and there were no significant unrealized gains or losses. The cost of securities sold is determined by the specific identification method. At December 25, 1997, the marketable security which had declined in value was the investment in General Scanning common stock for which the Company recorded an unrealized loss of $732,000 in 1997. In 1998, these securities were sold.

NOTE 6 - INVENTORIES

Net inventories consisted of the following components (in thousands):

                                            Dec. 30,     Dec. 31,
                                              1999         1998
                                            ----------   ----------

       Raw material                         $2,567       $1,357
       Work-in-process                       1,665          877
       Finished goods                        2,005        2,208
                                            ----------   ----------
                                            $6,237       $4,442
                                            ==========   ==========

Reserves for excess and obsolete inventory are $4,569,000 and $5,968,000 at December 30, 1999 and December 31, 1998, respectively.

NOTE 7 - SALE OF LAND

In May 1997, the Company completed the sale of the land and building comprising its Redmond, Washington, corporate headquarters for $13.8 million, less net transaction-related expenses and reimbursements of approximately $400,000. The sale includes a 10-year lease-back of the building to the Company, with an option to renew the lease for an additional 10 years. The Company realized $12 million in cash after payment of transaction fees and taxes. The sale represented an overall pre-tax gain to the Company of $5.6 million. Of this amount, $2.3 million was recognized in 1997, with the remainder to be amortized over the life of the lease.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                            Dec. 30,     Dec. 31,
                                              1999         1998
                                            ----------   ----------

       Building and improvements              $ 179        $ 181
       Equipment                             12,030       15,155
                                            ----------   ----------
                                             12,209       15,336
       Less accumulated depreciation         10,029       13,162
                                            ----------   ----------
       Property, plant and equipment - net   $2,180       $2,174
                                            ==========   ==========

NOTE 9 - OTHER ASSETS

Other assets consisted of the following components (in thousands):

                                            Dec. 30,     Dec. 31,
                                              1999         1998
                                            ----------   ----------
       Long-term lease deposits              $   -         $ 245
       Investment in product lines: SMS       3,272        3,272
       Investment in JTAG Technologies           -           915
                                            ----------   ----------
                                              3,272        4,432
       Less accumulated amortization          1,148           87
                                            ----------   ----------
       Other assets - net                    $2,124       $4,345
                                            ==========   ==========

Total amortization recorded for 1999, 1998 and 1997 was $1,061,000, $399,000 and $470,000, respectively.

Investment in Product Lines: SMS

In November 1998, the Company acquired SMS Holding GmbH (see Note 3 - Acquisition of SMS Holding GmbH). In related transactions, the Company acquired a license to the technology, manufacturing and worldwide distribution rights to Unmanned Solutions' AH 400 robotic handler, which is used in the SMS fine pitch automated programming system. Of the total acquisition costs of these transactions, approximately $3.3 million of developed technology and other various intangible assets are reported as Other Assets in the accompanying balance sheets and are being amortized ratably over the economic life of the specific assets acquired (three to five years). The net book value of the assets capitalized in Other Assets related to this acquisition is $2.1 million and $3.2 million at December 30, 1999 and December 31, 1998, respectively.

Investment in JTAG Technologies

In April 1998, the Company signed an agreement for a strategic alliance with JTAG Technologies, a Netherlands-based manufacturer and developer of boundary scan test and programming solutions. Under the terms of the agreement, the Company purchased a one-third interest in JTAG Technologies for approximately $979,000, and began selling in-system programming products under the Data I/O name. During the second quarter of 1999 the Company sold its minority interest in JTAG Technologies back to JTAG Holdings BV for $1,067,000 and recognized a gain on disposal of $85,000. At that time the Company also terminated its distribution agreement with JTAG due to the Company's low sales volume of JTAG products.

NOTE 10 - NOTES PAYABLE AND LONG-TERM DEBT

The Company has a foreign line of credit of $387,000 maturing in December 2000 with a rate of 8.5%, and has a U.S. revolving line of credit of $4 million maturing May 2000 with variable interest rates of the lender's prime rate or LIBOR plus 2.5% at the Company's option. This U.S. line of credit is secured by the assets of the Company and is subject to certain affirmative and negative financial covenants. The Company was in compliance with all financial covenants at December 30, 1999. The Company anticipates renewing these lines of credit in 2000 under substantially the same terms. No assurance can be made, however, in regard to the renewal of these agreements if the Company again experiences losses.

Notes payable as of December 31, 1998 consisted of borrowings under a $1.0 million unsecured foreign revolving line of credit with balances outstanding of $564,000 at December 31, 1998. This line of credit was assumed by the purchaser of the Company's Japan sales and service subsidiary in February 1999. This line of credit had a weighted-average interest rate of 2.2% for the year ended December 31, 1998.

NOTE 11 - COMMITMENTS

The Company has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more are as follows (in thousands):

                          2000                $1,232
                          2001                 1,219
                          2002                 1,287
                          2003                 1,289
                          2004                 1,288
                          Thereafter           2,897
                                             ----------
                          Total               $9,212
                                             ==========

Lease and rental expense was $759,000, $1,069,000 and $1,060,000 in 1999, 1998
and 1997, respectively. The Company has renewal options on substantially all of its major leases.

As part of its restructuring plan implementation, the Company vacated one floor of its leased Redmond facility (approximately 25,000 square feet) and has sublet the majority of this space for a period of 28 months beginning January 1, 2000. This sublease income of approximately $33,000 per month is not reflected in the table above.

NOTE 12 - STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 30, 1999, there were 1,204,500 shares of common stock reserved for issuance of which 258,175 shares are available for future grant under the Company's employee stock option plans. Pursuant to these plans, options are granted to officers and key employees of the Company with exercise prices equal to the fair market value of the common stock at the date of grant and generally vest over four years. Certain options granted during 1998 and 1999 vest over two years. Options granted under the plans generally have a maximum term of six years from the date of grant except for certain options granted in January 1999 that have a maximum term of ten years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 1999, 1998 and 1997, a total of 98,939, 72,133 and 79,933 shares, respectively, were purchased under the plan at average prices of $1.69, $3.58 and $4.30 per share, respectively. At December 30, 1999, a total of 233,740 shares were reserved for future issuance.

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

Director Fee Plan

The Company has a Director Fee Plan which provides for payment to directors who are not employees of Data I/O Corporation by delivery of shares of the Company's common stock. For directors' service for 1999 and 1997, a total of 14,228 and 20,932 shares were issued under the plan at a weighted average price of $1.41 and $5.13, respectively. Such shares were issued in the year following the year of service. No shares were issued from the plan to directors for 1998 board service. Compensation expense recorded in 1999 and 1997 related to the share issues was approximately $20,000 and $107,000, respectively.

Retirement Savings Plan

The Company has a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 17% of their pre-tax salary, subject to IRS limitations. In fiscal years 1999, 1998 and 1997, the Company contributed one Dollar for each Dollar contributed by a participant, with a maximum contribution of 4% of a participant's earnings. The Company's matching contribution expense for the savings plan was approximately $262,000, $315,000 and $432,000 in 1999, 1998 and 1997, respectively.

Share Repurchase Program

Under a previously announced share repurchase program, the Company is authorized to repurchase up to 1,123,800 shares (approximately 15.5%) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. As of December 30, 1999, the Company has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. The Company has not repurchased shares under this plan since the second quarter of 1997, although it still has the authority to do so.

NOTE 13 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                      Year Ended December
                                               --------------------------------
                                                 1999       1998        1997
                                               ---------  ----------  ---------
   Numerator for basic and diluted earnings per share:

      Income (loss)from continuing
        operations                             ($1,180)   ($18,524)   $  4,386
      Income from discontinued
        operations                                 831         894       7,114
                                               ---------  ----------  ---------
      Net income (loss)                          ($349)   ($17,630)   $11,500
                                               =========  ==========  =========
   Denominator:
      Denominator for basic earnings
        per share - weighted-average shares      7,254      7,154       6,909
      Employee stock options (1)                     -          -         178
                                               ---------  ----------  ---------
      Denominator for diluted earnings
        per share - adjusted weighted-average
        shares and assumed conversions           7,254      7,154       7,087
                                               =========  ==========  =========
   Basic earnings (loss) per share
      From continuing operations                ($0.16)    ($2.59)      $0.63
      From discontinued operations                0.11       0.13        1.03
                                               ---------  ----------  ---------
      Total basic earnings per share            ($0.05)    ($2.46)      $1.66
                                               =========  ==========  =========
   Diluted earnings (loss) per share
      From continuing operations                ($0.16)    ($2.59)      $0.62
      From discontinued operations                0.11       0.13        1.00
                                               ---------  ----------  ---------
      Total diluted earnings per share          ($0.05)    ($2.46)      $1.62
                                               =========  ==========  =========

   (1) Excludes employee stock options which were antidilutive of 20,516, 70,489, and 71,000 in 1999, 1998 and 1997, respectively.

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

                             Employee Stock        Employee Stock             Director
                                Options         Purchase Plan Options         Fee Plan
                          --------------------- ----------------------  ---------------------
                           1999   1998    1997   1999    1998    1997    1999   1998    1997
                          ------ ------  ------ ------  ------ -------  ------ ------  ------
Risk-free interest rates   5.66%  4.90%   6.23%  5.19%   5.48%   5.58%   5.66%  5.52%   5.98%
Volatility factors         0.54   1.86    1.28   0.54    1.86    1.28    0.54   1.86    1.28
Expected life of
 the option in years       5.48   5.02    5.06   0.50    0.50    0.50    1.00   5.13    1.00
Expected dividend
 yield                     None   None    None   None    None    None    None   None    None

For purposes of pro forma disclosures, the estimated fair value of the options granted, which is estimated to be $1.19, $1.86 and $2.75 per share for 1999, 1998 and 1997, respectively, is amortized to expense over the options' vesting period. During the phase in period of Statement 123, which has been applied only for options granted after 1994, the effects of applying the Statement for providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all outstanding nonvested awards. The Company's pro forma information follows (in thousands, except per share data):

                                                Year Ended December

                                         ----------------------------------
                                            1999       1998        1997
                                         ----------- ---------  -----------

      Net income (loss) - as reported       ($349)   ($17,630)   $11,500
      Net income (loss) - pro forma       ($1,009)   ($18,856)   $10,144

      Diluted earnings (loss) per share
        - as reported                      ($0.05)    ($2.46)      $1.62
      Diluted earnings (loss) per share
        - pro forma                        ($0.14)    ($2.64)      $1.43

A summary of the Company's stock option activity, and related information follows:

                           December 30, 1999    December 31, 1998    December 25, 1997
                          --------------------  -------------------  -------------------
                                    Weighted-            Weighted-            Weighted-
                                     Average              Average             Average
                                    Exercise             Exercise             Exercise
                          Options     Price     Options    Price     Options   Price
                          --------- ---------- -------------------- --------- ---------
Outstanding - beginning
  of year                 1,249,750    $3.51     917,000    $4.82    912,000     $5.22
   Granted                  521,750     2.15   1,307,975     3.90    542,000      5.01
   Exercised                 (4,375)    2.09     (55,000)    4.41   (168,125)     3.46
   Expired or forfeited    (820,800)    3.74    (920,225)    5.31   (368,875)     6.70
                          ---------            ----------           ---------
Outstanding - end of year   946,325    $2.57   1,249,750    $3.51    917,000     $4.82
                          =========            ==========           =========
Exercisable at end of
  year                      299,608    $3.03     420,938    $3.86    433,313     $4.74

Options granted and expired include options which were repriced during 1998 and 1997. In August 1998, the Company cancelled and regranted at a lower exercise price 469,125 options, which included most options that had an exercise price greater than $3.60 at that time. The exercise price of those options regranted was $3.48. In addition, in May 1998, the Company cancelled and regranted 214,000 options granted to the CEO at the time of his hiring. During 1997 the Company cancelled and regranted 232,000 options with exercise prices greater than $6.00, regranted at exercise prices between $4.56 and $5.00.

In May 1998, the shareholders approved an amendment to the Company's 1986 Stock Option Plan whereby the number of shares of the Company's Common Stock reserved for reissuance under the Plan was increased by 300,000 shares. These shares were registered on June 3, 1998.

The following table summarizes information about stock options outstanding at December 30, 1999:

                           Options Outstanding               Options Exercisable
                  ---------------------------------------   --------------------------
                                 Weighted-
                                  Average       Weighted-                    Weighted-
                   Number        Remaining       Average       Number         Average
   Range of     Outstanding at  Contractual    Exercise     Exercisable at   Exercise
Exercise Prices  12/30/99      Life in Years     Price        12/30/99         Price
                -------------- --------------  -----------  ----------- --------------
 $1.33 - $1.75    282,000           5.10         $1.69          35,500         $1.59
 $2.38 - $2.45    360,500           6.46          2.42          84,000          2.39
 $2.63 - $3.22      5,750           5.97          2.93              -             -
 $3.48 - $5.19    298,075           3.81          3.59         180,108          3.61
                ------------                                -----------
 $1.33 - $5.19    946,325           5.22         $2.57         299,608         $3.03
                ============                                ===========

During the first quarter of 1998, the Company recorded a stock-based compensation charge of $540,000 related to the modification of stock options of a former CEO of the Company. Additionally, during the second quarter of 1998, the Company recorded an additional charge of $43,000 related to stock option modifications.

NOTE 15 - INCOME TAXES

Components of income (loss) from continuing operations before taxes:

                                                   Year Ended December
                                         ------------------------------------
(in thousands)                              1999         1998         1997
                                          ----------   ----------  -----------
    U.S. operations                        ($1,194)    ($16,750)    $4,034
    Foreign operations                          69       (1,716)       528
                                          ----------   ----------  -----------
                                           ($1,125)    ($18,466)    $4,562
                                          ==========   ==========  ===========
Income tax expense (benefit) consists of:
    Current tax expense (benefit):
      U.S. federal                          ($ 398)   ($  2,719)    $  506
      State                                      7           28         58
      Foreign                                   55           58         71
                                         ----------    ----------  -----------
                                              (336)      (2,633)       635
    Deferred tax expense (benefit)
      - U.S. federal                           391        2,691       (459)
                                          ----------   ----------  -----------
        Total income tax expense          $     55    $      58     $   176
                                          ==========   ==========  ===========

For federal income tax purposes, a deduction is received for stock option compensation gains. The benefit of this deduction, which is recorded in common stock, was $1,000, $35,000, and $158,000 in 1999, 1998 and 1997, respectively.

A reconciliation of the Company's effective income tax rate and the U.S. federal tax rate is as follows:

                                                     Year Ended December
                                             -----------------------------------
                                               1999         1998         1997
                                             ----------  -----------   ---------
  Statutory rate                               (34.0%)     (34.0%)        35.0%
  Foreign Sales Corporation tax benefit         (3.1)       (0.7)         (3.6)
  State and foreign income tax, net of
    federal income tax benefit                  (9.3)        2.0           1.5
  Valuation allowance for deferred tax assets   32.2        32.9         (26.0)
  Stock based compensation expense              17.6          -              -
  Other                                          1.5         0.1          (3.0)
                                             ----------  -----------   ---------
                                                 4.9%        0.3%          3.9%
                                             ==========  ===========   =========

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                  Dec. 30,     Dec. 31,
                                                    1999         1998
                                                  ----------  -----------

Deferred income tax assets:
    Allowance for doubtful accounts               $    95     $   124
    Inventory and product return reserves           2,346       3,027
    Compensation accruals                             171         409
    Accrued liabilities                             1,245       1,949
    Book-over-tax depreciation and amortization       753         621
    Net operating loss carryforwards                1,171          -
    Credit carryforwards                              989          -
    Other, net                                        146         206
                                                  ----------  -----------
                                                    6,916       6,336
    Valuation allowance                            (6,916)     (5,945)
                                                  ----------  -----------
      Total deferred income tax assets            $     0     $   391
                                                  ==========  ===========
Balance sheet classification:
    Current assets                                $     -     $   331
    Noncurrent assets                                   -          60
                                                  ----------  -----------
                                                  $     -     $   391
                                                  ==========  ===========

The valuation allowance for deferred tax assets increased $971,000 during the year ended December 30, 1999, due primarily to the taxable loss generated in 1999, and increased $5,781,000 during the year ended December 31, 1998, due primarily to the taxable loss generated in 1998. The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding the Company's ability to utilize such assets in future years. Credit carryforwards consist primarily of research and development and alternative minimum tax credits. Net operating loss carryforwards expire in 2019.

NOTE 16 - SEGMENT AND GEOGRAPHIC INFORMATION

Prior to 1998, Data I/O Corporation and its subsidiaries operated within three major divisions: (1) electronic programming systems used by customers to handle, program, test and mark programmable ICs (Programming Systems); (2) semiconductor equipment used to handle, transport and mark integrated circuits (Reel-Tech); and (3) electronic design automation software used to create designs for programmable ICs (Synario Design Automation). The Reel-Tech and Synario Design Automation Divisions were discontinued during 1997. See Note 4 - Discontinued Operations for further discussion of these discontinued operations including results of these operations.

No one customer accounted for more than 10% of the Company's revenues in 1999, 1998 and 1997. Major operations outside the U.S. include sales and service support subsidiaries in Germany, Canada and Japan through February 1999. The Company sold its Japan sales and service subsidiary in February 1999 for a gain of $1,113,000 which was primarily non-cash.

Geographic information of the continuing operations for the three years ended December 30, 1999 is presented in the table that follows. Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. For purposes of the table below, the profit on the transfers between geographic areas has been shown in operating income in the geographic area where the final sale to non-affiliated customers took place. Certain general corporate expenses are charged to the U.S. segment. Identifiable assets are those assets that can be directly associated with a particular geographic area.

                                             Year Ended December
                                 --------------------------------------------
   (in thousands)                  1999             1998             1997
                                 ---------        ---------        ----------
   Net sales:
      U.S.                       $14,330          $16,900           $22,290
      Europe                      12,598            9,533            11,548
      Other                        7,185            8,905            12,446
                                 ---------        ---------        ----------
                                 $34,113          $35,338           $46,284
                                 =========        =========        ==========

   Operating income (loss) from continuing operations:

      U.S.                       ($2,637)         ($14,839)        ($   219)
      Europe                     (    68)         (  2,838)           1,323
      Other                      (   340)         (  1,741)             701
                                 ---------        ---------        ----------
                                 ($3,045)         ($19,418)        $   1,805
                                 =========        =========        ==========

   Identifiable assets of the continuing operations:

      U.S.                       $24,077           $31,097           $51,539
      Europe                       4,232             5,702             2,737
      Other                        1,741             3,290             3,460
                                 ---------        ---------        ----------
                                 $30,050           $40,089           $57,736
                                 =========        =========        ==========

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth unaudited selected quarterly financial data for the Company for 1999 and 1998. Although the Company's business is not seasonal, growth rates of sales and earnings have varied from quarter to quarter as a result of factors such as stocking orders from international distributors, the timing of new product introductions, business acquisitions and dispositions, business restructuring, and short-term industry and general U.S. and international economic conditions. Information as to any one or more quarters is, therefore, not necessarily indicative of trends in the Company's business or profitability.

(in thousands except per share data)               Year Ended December 1999
                                         ---------------------------------------------
For the quarters ended:                  Apr.1(1)(2)  July 1(2)   Sept. 30     Dec. 30
                                         ---------    --------   ---------   ----------

    Net sales                             $7,758      $8,939     $9,439        $7,977
    Gross margin                           3,657       4,463      4,035         4,010
    Income (loss) from continuing
     operations                               38        (104)      (540)         (574)
    Income from discontinued operations      326         505          -            -
    Net income (loss)                        364         401       (540)         (574)
    Diluted earnings (loss) per share
     from continuing operations (5)       $ 0.01      ($0.01)   ($ 0.07)       ($0.08)
    Diluted earnings (loss) per share      $0.05      $ 0.06     ($0.07)       ($0.08)
    (5)


 (in thousands except per share data)                Year Ended December 1998
                                         -----------------------------------------------
For the quarters ended:                  Mar. 26     June 25    Sept.24 (3)  Dec. 31(3)(4)
                                         ---------   --------   ---------    ----------

    Net sales                             $8,426      $8,782      $8,028      $10,102
    Gross margin                           3,656       3,528       1,103        2,118
    Loss from continuing operations       (2,233)     (2,625)     (6,378)      (7,288)
    Income from discontinued operations      180         527         158           29
    Net loss                              (2,053)     (2,098)     (6,220)      (7,259)
    Diluted loss per share from
     continuing operations (5)            ($0.32)     ($0.36)     ($0.89)      ($1.01)
    Diluted loss per share (5)            ($0.29)     ($0.29)     ($0.87)      ($1.01)

(1) During the first quarter of 1999, the Company sold its Japan sales subsidiary to Synchro-Work Corporation, one of its sub-distributors in Japan, for total consideration of approximately $100,000. The sale resulted in a gain before taxes of approximately $1.1 million primarily due to previously unrecognized accumulated currency translations.

(2) During the first and second quarters of 1999, the Company realized licensing revenues related to its Synario Design Automation Division. This Division was disposed of during 1997, however certain licensing rights were retained. Related to these licensing revenues the Company recognized net earnings of $326,000 and $505,000 in the first and second quarters, respectively.

(3) During the third and fourth quarters of 1998, the Company recorded restructuring charges of $2.0 million and $2.3 million, respectively. See
    Note 2 - Provision for Business Restructuring. Related to the restructuring activities, the Company also recorded inventory reserves during the third and fourth quarters of $2.3 million and $2.3 million, respectively. These inventory reserves are included in cost of goods sold.

(4) During the fourth quarter of 1998, the Company recorded a one-time charge for in-process research and development of $2.0 million related to the acquisition of SMS Holding GmbH (See Note 3 - Acquisition of SMS
    Holding GmbH).

(5) The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosures

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding the Registrant's directors is set forth under "Election of Directors" in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 19, 2000 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of the Company's year end. Information regarding the Registrant's executive officers is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Registrant."

Item 11.  Executive Compensation

Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 19, 2000 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." Such Proxy Statement will be filed within 120 days of the Company's year end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 19, 2000 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Voting Securities and Principal Holders." Such Proxy Statement will be filed within 120 days of the Company's year end.

Item 13.  Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Executive Compensation Plans and Arrangements

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of the Company is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)  Amended and Restated 1982 Employee Stock Purchase Plan.  See Exhibit 10.7.

(2) Retirement Plan and Trust Agreement. See Exhibit 10.2, 10.3, 10.4, 10.12, 10.15, 10.16, and 10.17.

(3)  Summary of Management Incentive Compensation Plan. See Exhibit 10.13.

(4)  Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.

(5)  Amended and Restated 1986 Stock Option Plan.  See Exhibit 10.18 and 10.27.

(6)  Form of Change in Control Agreements.  See Exhibit 10.5.

(7)  1996 Director Fee Plan.  See Exhibit 10.6 and 10.20.

(8)  Separation Agreement with William C. Erxleben.  See Exhibit 10.21.

(9)  Consulting Agreement with William C. Erxleben.  See Exhibit 10.22.

(10) Service Agreement with Helmut Adamski.  See Exhibit 10.28.

(11) Employment Agreement with Helmut Adamski.  See Exhibit 10.29.

(12) Letter Agreement with Jim Rounds.  See exhibit 10.31.

(13) Letter Agreement with David C. Bullis as amended and supplemented.  See exhibit 10.32.

(14) Letter Agreement with Frederick R. Hume.  See exhibit 10.35.

(a)    List of Documents Filed as a Part of This Report:                        Page
       -------------------------------------------------                        ----

   (1) Index to Financial Statements:

          Report of Ernst & Young LLP, Independent Auditors                       25

          Report of Management                                                    25

          Consolidated Balance Sheets as of December 30, 1999 and
               December 31, 1998                                                  26

          Consolidated Statements of Operations for each of the
               three years ended December 30, 1999                                27

          Consolidated Statements of Cash Flows for each of the
               three years ended December 30, 1999                                28

          Consolidated Statements of Stockholders' Equity for
               each of the three years ended December 30, 1999                    29

          Notes to Consolidated Financial Statements                              30


   (2) Index to Financial Statement Schedules:

       Schedule II - Consolidated Valuation and Qualifying Accounts               51

       All other schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

   (3) Index to Exhibits:

2        Plan of Acquisition, Reorganization, Arrangement, Liquidation or
          Succession:

          2.1  Subsidiary Technology Purchase Agreement dated as of November 19,
               1998 between SMS-Mikrocomputer-Systeme GmbH and Data I/O
               Corporation (Incorporated by reference to Exhibit 2.1 of the
               Company's 1998 Annual Report on Form 10-K  (File No. 0-10394)).   N/A

          2.2  Excalibur Technology Purchase Agreement dated as of November 19,
               1998 between SMS Holding GmbH and Data I/O Corporation
               (Incorporated by reference to Exhibit 2.2 of the Company's 1998
               Annual Report on Form 10-K  (File No. 0-10394)).                   N/A

          2.3  Agreement Of Purchase And Transfer Of GmbH Shares dated as of
               November 19, 1998 among Data I/O Corporation, Data I/O European
               Operations GmbH and Shareholders of SMS Holding GmbH
               (Incorporated by reference to Exhibit 2.3 of the Company's 1998
               Annual Report on Form 10-K (File No. 0-10394)).                    N/A

          2.4  Amended and restated OEM Agreement dated December 16, 1998 between Data I/O Corporation and Unmanned Solutions, Inc.
               (Incorporated by reference to Exhibit 2.4 of the Company's 1998
               Annual Report on Form 10-K  (File No. 0-10394)).                  N/A

          2.5  Support Agreement dated December 16, 1998 between
               Data I/O Corporation and Unmanned Solutions, Inc.
               (Incorporated by reference to Exhibit 2.5 of the
               Company's 1998 Annual Report on Form 10-K  (File
               No. 0-10394)).                                                    N/A

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

       10 Material Contracts:

          10.1 Amended and Restated 1983 Stock Appreciation Rights
               Plan dated February 3, 1993 (Incorporated by reference
               to Exhibit 10.23 of the Company's 1992 Annual Report on
               Form 10-K  (File No. 0-10394)).                                   N/A

          10.2 Amended and Restated Retirement Plan and
               Trust Agreement. (Incorporated by reference to
               Exhibit 10.26 of the Company's 1993 Annual Report
               on Form 10K (File No. O-10394)).                                  N/A

          10.3 First Amendment to the Data I/O Tax Deferred
               Retirement Plan (Incorporated by reference to
               Exhibit 10.21 of the Company's 1994 Annual Report
               on Form 10K (File No. 0-10394)).                                  N/A

          10.4 Second Amendment to the Data I/O Tax Deferred
               Retirement Plan (Incorporated by reference to
               Exhibit 10.26 of the Company's 1995 Annual Report
               on Form 10K (File No. 0-10394)).                                  N/A

          10.5 Form of Change in Control Agreements
               (Incorporated by reference to Exhibit 10.20 of
               the Company's 1994 Annual Report on Form 10K
               (File No. 0-10394)).                                              N/A

          10.6 Data I/O Corporation 1996 Director Fee Plan (Incorporated by
               reference to Exhibit 10.27 of the Company's 1995 Annual Report on
               Form 10K (File No. 0-10394)).                                     N/A

          10.7 Data I/O Corporation 1982 Employee Stock Purchase Plan Amended
               and Restated December 11, 1996 (Incorporated by reference to
               Exhibit 10.1 to the Company's Registration Statement of Form S-8
               (File No. 333-20657, filed January 29, 1997)).                    N/A

          10.8 Business Loan Agreement dated April 24, 1996, with Seattle First
               National Bank for $8.0 million (Incorporated by reference to
               Exhibit 10.30 of the Company's 1996 Annual Report on Form 10K
               (File No. 0-10394)).                                              N/A

          10.9 Purchase and Sale Agreement dated as of July 9, 1996 (Relating to the sale of Data I/O Corporation's headquarters property in
               Redmond, Washington consisting of approximately 79 acres of land and an approximately 96,000 square foot building. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.32 of the Company's 1996 Annual Report on
               Form 10K (File No. 0-10394)).                                     N/A

         10.10 Letter dated as of December 20, 1996, First Amendment and extension of the Closing Date under that certain Purchase and
               Sale Agreement dated as of July 9, 1996. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.33 of the Company's 1996 Annual Report
               on Form 10K (File No. 0-10394)).                                  N/A


         10.11 Letter dated as of February 17, 1997, Second Amendment and extension of the Closing Date under that certain Purchase and
               Sale Agreement dated as of July 9, 1996. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.34 of the Company's 1996 Annual Report
               on Form 10K (File No. 0-10394)).                                  N/A

         10.12 Third Amendment to the Data I/O Tax Deferred
               Retirement Plan (Incorporated by reference to
               Exhibit 10.35 of the Company's 1996 Annual Report
               on Form 10K (File No. 0-10394)).                                  N/A

         10.13 Amended and Restated Management Incentive Compensation Plan
               dated January 1, 1997 (Incorporated by reference to Exhibit 10.25 of the Company's 1997 Annual Report on Form 10K
               (File No. 0-10394)).                                              N/A

         10.14 Amended and Restated Performance Bonus Plan
               dated January 1, 1997 (Incorporated by reference
               to Exhibit 10.26 of the Company's 1997 Annual
               Report on Form 10K (File No. 0-10394)).                           N/A

         10.15 Fourth Amendment to the Data I/O Tax
               Deferred Retirement Plan (Incorporated by
               reference to Exhibit 10.27 of the Company's 1997
               Annual Report on Form 10K (File No. 0-10394)).                    N/A

         10.16 Fifth Amendment to the Data I/O Tax Deferred
               Retirement Plan (Incorporated by reference to
               Exhibit 10.28 of the Company's 1997 Annual Report
               on Form 10K (File No. 0-10394)).                                  N/A

         10.17 Sixth Amendment to the Data I/O Tax Deferred
               Retirement Plan (Incorporated by reference to
               Exhibit 10.29 of the Company's 1997 Annual Report
               on Form 10K (File No. 0-10394)).                                  N/A

         10.18 Amended and Restated 1986 Stock Option Plan dated May 13, 1997
               (Incorporated by reference to Exhibit 10.30 of the Company's 1997
               Annual Report on Form 10K (File No. 0-10394)).                    N/A

         10.1 Amendment, dated May 13, 1997, to the business loan agreement dated April 24, 1996, with Seattle First National Bank
               (Incorporated by reference to Exhibit 10.31 of the Company's 1997
               Annual Report on Form 10K (File No. 0-10394)).                    N/A

         10.20 Amended and Restated Data I/O Corporation
               1996 Director Fee Plan (Incorporated by reference
               to Exhibit 10.32 of the Company's 1997 Annual
               Report on Form 10K (File No. 0-10394)).                           N/A

         10.21 Separation Agreement with William C.
               Erxleben (Incorporated by reference to Exhibit
               10.33 of the Company's 1997 Annual Report on Form
               10K (File No. 0-10394)).                                          N/A


         10.22 Consulting Agreement with William C.
               Erxleben (Incorporated by reference to Exhibit
               10.35 of the Company's 1997 Annual Report on Form
               10K (File No. 0-10394)).                                          N/A

         10.23  Standstill Agreement, dated as of February
               10, 1999, among Data I/O Corporation, Bisco
               Industries, Inc., Bisco Industries, Inc. Profit
               Sharing and Savings Plan, and Glen F. Ceiley
               (Incorporated by reference to Exhibit 10.1 of the
               Company's Current  Report on Form 8-K dated
               February 12, 1999).                                               N/A

         10.24 Shareholders Agreement dated April 15, 1998 among JTAG
               Technologies B.V., Data I/O Corporation, Harry Bleeker and Peter
               Van Den Eijnden (Incorporated by reference to Exhibit 2.1 of the
               Company's quarterly report on Form 10Q/A
               dated February 16, 1999).                                         N/A

         10.25 Amendment, dated December 31, 1998, to the business loan agreement dated April 24, 1996, with Seattle First National Bank, including promissory note (Incorporated by reference to Exhibit
               10.35 of the Company's 1998 Annual Report
               on Form 10K (File No. 0-10394)).                                  N/A

         10.26 Security Agreement dated December 31, 1998, related to the business loan agreement dated April 24, 1996 and amended December
               31, 1998, with Seattle First National Bank (Incorporated by reference to Exhibit 10.36 of the Company's 1998
               Annual Report on Form 10K (File No. 0-10394)).                    N/A

         10.27 Amended and Restated 1986 Stock Option Plan dated May 12, 1998
               (Incorporated by reference to Exhibit 10.37 of the Company's 1998
               Annual Report on Form 10K (File No. 0-10394)).                    N/A

          0.28 Service Agreement dated November 19, 1998 between SMS Holding
               GmbH and Helmut Adamski (Incorporated by reference to Exhibit
               10.38 of the Company's 1998 Annual Report on Form 10K
               (File No. 0-10394)).                                              N/A

         10.29 Employment Agreement dated November 19, 1998 between SMS Holding
               GmbH and Helmut Adamski (Incorporated by reference to Exhibit
               10.39 of the Company's 1998 Annual Report on Form 10K
               (File No. 0-10394)).                                              N/A

         10.30 Lease Agreement between Dipl. Ing. Hans
               Walter Ott GmbH and SMS Holding GmbH (Incorporated by reference to Exhibit 10.40 of the Company's 1998 Annual Report on Form 10K
               (File No. 0-10394)).                                              N/A

         10.31 Letter Agreement with Jim Rounds dated
               August 7, 1998 (Incorporated by reference to
               Exhibit 10.41 of the Company's 1998 Annual Report
               on Form 10K (File No. 0-10394)).                                  N/A

         10.32 Letter Agreement with David C. Bullis dated March 25, 1998 amended and supplemented by the letter agreement dated August 19,
               1998 (Incorporated by reference to Exhibit 10.42 of the Company's
               1998 Annual Report on Form 10K (File No. 0-10394)).               N/A

         10.33 Stock Purchase Agreement dated February 12, 1999 between
               Data I/O Corporation and Synchro-Work Corporation.                60

         10.34 Sublease dated December 22, 1999 between
               Data I/O Corporation and Imandi.com, Inc.                         69

         10.35 Letter Agreement with Fred R. Hume dated January 29, 1999.        78


         10.36 Letter Agreement dated May 28, 1999, among
               Data I/O Corporation, JTAG Technologies B.V., and
               JTAG Holding B.V.                                                 80

         10.37 Amendment, dated May 28, 1999, to the business loan agreement dated April 24, 1996, with Seattle First National Bank, and Loan
               Modification Agreement, dated May 11, 1999, to the Promissory
               Note dated December 22, 1998.                                     82

       21 Subsidiaries of the Registrant                                         52

       23 Consent of Ernst & Young LLP, Independent Auditors                     53

(b)    Form 8-K:
       --------

         None


                              DATA I/O CORPORATION

           SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                               Charged/
                                               (Credited)
                                  Balance at   to Costs                  Balance at
                                  Beginning       and       Deductions-    End of
                                  of Period    Expenses     Describe       Period
                                 -----------  ----------   ----------  ------------
(in thousands)

Year Ended December 25, 1997:
    Reserves and allowances deducted
     from asset accounts:
      Allowance for bad debts        $ 362      $    53     ($  21)(1)      $  394
      Inventory reserves            $2,271     ($   225)    ($ 398)(2)      $1,648


Year Ended December 31, 1998:
    Reserves and allowances deducted
     from asset accounts:
      Allowance for bad debts        $ 394       $   94     ($  43)(1)      $  445
      Inventory reserves            $1,648       $4,529(3)  ($ 209)(2)      $5,968


Year Ended December 30, 1999:
    Reserves and allowances deducted
     from asset accounts:
      Allowance for bad debts        $ 445       $   44    ($   25)(1)      $  464
      Inventory reserves            $5,968       $  502(3) ($1,901)(2)      $4,569


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

                                   EXHIBIT 21

                              DATA I/O CORPORATION

                         SUBSIDIARIES OF THE REGISTRANT

The following table indicates the name, jurisdiction of incorporation and basis of ownership of each of the Company's subsidiaries:

                                                  State or         Percentage
                                                Jurisdiction        of Voting
                                                     of            Securities
       Name of Subsidiary                       Organization          Owned
       ------------------                       ------------          -----

      Data I/O International, Inc.               Washington           100%

      Data I/O FSC International, Inc.        Territory of Guam       100%

      Data I/O Canada Corporation                  Canada             100%

      Data I/O  GmbH                               Germany            100%

      RTD, Inc. (formerly Reel-Tech, Inc.)       Washington           100%

      SMS Mikrokomputer-Systeme GmbH               Germany            100%

                                   EXHIBIT 23

               Consent of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders
Data I/O Corporation

We consent to the incorporation by reference in the: (a) Registration Statements (Form S-8 No. 333-20657 and No. No. 33-66824) pertaining to the Company's 1982 Employee Stock Purchase Plan and Director Fee Plan, (b) Registration Statements (Form S-8 No. 33-95608, No. 33-54422, No. 333-55911, and No. 333-48595)
pertaining to the Company's 1986 Stock Option Plan, of our report dated
February 8, 2000, with respect to the consolidated financial statements and schedule of Data I/O Corporation included in its Annual Report (Form 10-K) for the year ended December 30, 1999.


                                                         //S//ERNST & YOUNG  LLP
                                                              ERNST & YOUNG  LLP

Seattle, Washington
March 27, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   DATA I/O CORPORATION
                                                       (REGISTRANT)

DATED:   March 27, 2000                         By: //S//Frederick R. Hume
                                                   -----------------------
                                                    Frederick R. Hume
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

          NAME                                     TITLE

          By: //S//Frederick R. Hume               President and Chief Executive
              --------------------------------     Officer
                Frederick R. Hume                  (Principal Executive Officer)


          By: //S//Joel S. Hatlen                  Chief Financial Officer
              --------------------------------     Vice President of Finance
                Joel S. Hatlen                     Secretary, Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)

          By: //S//Keith L. Barnes                 Director
              --------------------------------
                Keith L. Barnes

          By: //S//Glen F. Ceiley                  Director
              --------------------------------
                Glen F. Ceiley

          By: //S//Paul A. Gary                    Director
              --------------------------------
                Paul A. Gary

          By: //S//Edward D. Lazowska              Director
              --------------------------------
                Edward D. Lazowska


                                 EXHIBITS INDEX

   Exhibit                           Title                                   Page Number
   Number
--------------   ----------------------------------------------------        -------------

     2  Plan of Acquisition, Reorganization, Arrangement,
        Liquidation or Succession:

        2.1  Subsidiary Technology Purchase Agreement dated as of November 19,
             1998 between SMS-Mikrocomputer-Systeme GmbH and Data I/O
             Corporation (Incorporated by reference to Exhibit 2.1 of the
             Company's 1998 Annual Report on Form 10-K  (File No. 0-10394)).      N/A

        2.2  Excalibur Technology Purchase Agreement dated as of November 19,
             1998 between SMS Holding GmbH and Data I/O Corporation
             (Incorporated by reference to Exhibit 2.2 of the Company's 1998
             Annual Report on Form 10-K  (File No. 0-10394)).                     N/A

        2.3  Agreement Of Purchase And Transfer Of GmbH Shares dated as of
             November 19, 1998 among Data I/O Corporation, Data I/O European
             Operations GmbH and Shareholders of SMS Holding GmbH
             (Incorporated by reference to Exhibit 2.3 of the Company's 1998
             Annual Report on Form 10-K (File No. 0-10394)).                      N/A

        2.4  Amended and restated OEM Agreement dated December 16, 1998 between Data I/O Corporation and Unmanned Solutions, Inc.
             (Incorporated by reference to Exhibit 2.4 of the Company's 1998
             Annual Report on Form 10-K  (File No. 0-10394)).                     N/A

        2.5  Support Agreement dated December 16, 1998 between
             Data I/O Corporation and Unmanned Solutions, Inc.
             (Incorporated by reference to Exhibit 2.5 of the
             Company's 1998 Annual Report on Form 10-K  (File No. 0-10394)).      N/A

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

     10 Material Contracts:

        10.1 Amended and Restated 1983 Stock Appreciation Rights
             Plan dated February 3, 1993 (Incorporated by reference
             to Exhibit 10.23 of the Company's 1992 Annual Report on
             Form 10-K  (File No. 0-10394)).                                      N/A

        10.2 Amended and Restated Retirement Plan and
             Trust Agreement. (Incorporated by reference to
             Exhibit 10.26 of the Company's 1993 Annual Report
             on Form 10K (File No. O-10394)).                                     N/A

        10.3 First Amendment to the Data I/O Tax Deferred
             Retirement Plan (Incorporated by reference to
             Exhibit 10.21 of the Company's 1994 Annual Report
             on Form 10K (File No. 0-10394)).                                     N/A

        10.4 Second Amendment to the Data I/O Tax Deferred
             Retirement Plan (Incorporated by reference to
             Exhibit 10.26 of the Company's 1995 Annual Report
             on Form 10K (File No. 0-10394)).                                     N/A

        10.5 Form of Change in Control Agreements (Incorporated by reference to Exhibit 10.20 of the Company's 1994 Annual Report on Form 10K
             (File No. 0-10394)).                                                 N/A

        10.6 Data I/O Corporation 1996 Director Fee Plan (Incorporated by
             reference to Exhibit 10.27 of the Company's 1995 Annual Report on
             Form 10K (File No. 0-10394)).                                        N/A

        10.7 Data I/O Corporation 1982 Employee Stock Purchase Plan Amended
             and Restated December 11, 1996 (Incorporated by reference to
             Exhibit 10.1 to the Company's Registration Statement of Form S-8
             (File No. 333-20657, filed January 29, 1997)).                       N/A

        10.8 Business Loan Agreement dated April 24, 1996, with Seattle First
             National Bank for $8.0 million (Incorporated by reference to
             Exhibit 10.30 of the Company's 1996 Annual Report on Form 10K
             (File No. 0-10394)).                                                 N/A

        10.9 Purchase and Sale Agreement dated as of July 9, 1996 (Relating to the sale of Data I/O Corporation's headquarters property in
             Redmond, Washington consisting of approximately 79 acres of land and an approximately 96,000 square foot building. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.32 of the Company's 1996 Annual Report on
             Form 10K (File No. 0-10394)).                                        N/A


       10.10 Letter dated as of December 20, 1996, First Amendment and extension of the Closing Date under that certain Purchase and
             Sale Agreement dated as of July 9, 1996. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.33 of the Company's 1996 Annual Report
             on Form 10K (File No. 0-10394)).                                     N/A

       10.11 Letter dated as of February 17, 1997, Second Amendment and extension of the Closing Date under that certain Purchase and
             Sale Agreement dated as of July 9, 1996. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.34 of the Company's 1996 Annual Report
             on Form 10K (File No. 0-10394)).                                     N/A

       10.12 Third Amendment to the Data I/O Tax Deferred
             Retirement Plan (Incorporated by reference to
             Exhibit 10.35 of the Company's 1996 Annual Report
             on Form 10K (File No. 0-10394)).                                     N/A

       10.13 Amended and Restated Management Incentive
             Compensation Plan dated January 1, 1997
             (Incorporated by reference to Exhibit 10.25 of
             the Company's 1997 Annual Report on Form 10K
             (File No. 0-10394)).                                                 N/A

       10.14 Amended and Restated Performance Bonus Plan
             dated January 1, 1997 (Incorporated by reference
             to Exhibit 10.26 of the Company's 1997 Annual
             Report on Form 10K (File No. 0-10394)).                              N/A

       10.15 Fourth Amendment to the Data I/O Tax
             Deferred Retirement Plan (Incorporated by
             reference to Exhibit 10.27 of the Company's 1997
             Annual Report on Form 10K (File No. 0-10394)).                       N/A

       10.16 Fifth Amendment to the Data I/O Tax Deferred
             Retirement Plan (Incorporated by reference to
             Exhibit 10.28 of the Company's 1997 Annual Report
             on Form 10K (File No. 0-10394)).                                     N/A

       10.17 Sixth Amendment to the Data I/O Tax Deferred
             Retirement Plan (Incorporated by reference to
             Exhibit 10.29 of the Company's 1997 Annual Report
             on Form 10K (File No. 0-10394)).                                     N/A

       10.18 Amended and Restated 1986 Stock Option Plan dated May 13, 1997
             (Incorporated by reference to Exhibit 10.30 of the Company's 1997
             Annual Report on Form 10K (File No. 0-10394)).                       N/A


       10.19 Amendment, dated May 13, 1997, to the business loan agreement dated April 24, 1996, with Seattle First National Bank
             (Incorporated by reference to Exhibit 10.31 of the Company's 1997
             Annual Report on Form 10K (File No. 0-10394)).                       N/A

       10.20 Amended and Restated Data I/O Corporation
             1996 Director Fee Plan (Incorporated by reference
             to Exhibit 10.32 of the Company's 1997 Annual
             Report on Form 10K (File No. 0-10394)).                              N/A

       10.21 Separation Agreement with William C.
             Erxleben (Incorporated by reference to Exhibit
             10.33 of the Company's 1997 Annual Report on Form
             10K (File No. 0-10394)).                                             N/A

       10.22 Consulting Agreement with William C.
             Erxleben (Incorporated by reference to Exhibit
             10.35 of the Company's 1997 Annual Report on Form
             10K (File No. 0-10394)).                                             N/A

       10.23 Standstill Agreement, dated as of February
             10, 1999, among Data I/O Corporation, Bisco
             Industries, Inc., Bisco Industries, Inc. Profit
             Sharing and Savings Plan, and Glen F. Ceiley
             (Incorporated by reference to Exhibit 10.1 of the
             Company's Current  Report on Form 8-K dated
             February 12, 1999).                                                 N/A

       10.24 Shareholders Agreement dated April 15, 1998 among JTAG
             Technologies B.V., Data I/O Corporation, Harry Bleeker and Peter
             Van Den Eijnden (Incorporated by reference to Exhibit 2.1 of the
             Company's quarterly report on Form 10Q/A dated February 16,
             1999).                                                               N/A

       10.25 Amendment, dated December 31, 1998, to the business loan agreement dated April 24, 1996, with Seattle First National Bank, including promissory note (Incorporated by reference to Exhibit
             10.35 of the Company's 1998 Annual Report
             on Form 10K (File No. 0-10394)).                                     N/A

       10.26 Security Agreement dated December 31, 1998, related to the business loan agreement dated April 24, 1996 and amended December
             31, 1998, with Seattle First National Bank (Incorporated by reference to Exhibit 10.36 of the Company's 1998
             Annual Report on Form 10K (File No. 0-10394)).                       N/A

       10.27 Amended and Restated 1986 Stock Option Plan dated May 12, 1998
             (Incorporated by reference to Exhibit 10.37 of the Company's 1998
             Annual Report on Form 10K (File No. 0-10394)).                       N/A

       10.28 Service Agreement dated November 19, 1998 between SMS Holding
             GmbH and Helmut Adamski (Incorporated by reference to Exhibit
             10.38 of the Company's 1998 Annual Report on Form 10K
             (File No. 0-10394)).                                                N/A

       10.29 Employment Agreement dated November 19, 1998 between SMS Holding
             GmbH and Helmut Adamski (Incorporated by reference to Exhibit
             10.39 of the Company's 1998 Annual Report on Form 10K
             (File No. 0-10394)).                                                 N/A


       10.30 Lease Agreement between Dipl. Ing. Hans Walter Ott GmbH and
             SMS Holding GmbH (Incorporated by reference to Exhibit 10.40 of
             the Company's 1998 Annual Report on Form 10K (File No. 0-10394)).    N/A

       10.31 Letter Agreement with Jim Rounds dated August 7, 1998
             (Incorporated by reference to Exhibit 10.41 of the
             Company's 1998 Annual Report on Form 10K (File No. 0-10394)).        N/A

       10.32 Letter Agreement with David C. Bullis dated March 25, 1998 amended and supplemented by the letter agreement dated August 19,
             1998 (Incorporated by reference to Exhibit 10.42 of the Company's
             1998 Annual Report on Form 10K (File No. 0-10394)).                  N/A

       10.33 Stock Purchase Agreement dated February 12, 1999 between
             Data I/O Corporation and Synchro-Work Corporation.                    60

       10.34 Sublease dated December 22, 1999 between
             Data I/O Corporation and Imandi.com, Inc.                             69

       10.35 Letter Agreement with Fred R. Hume dated January 29, 1999.            78

       10.36 Letter Agreement dated May 28, 1999, among
             Data I/O Corporation, JTAG Technologies B.V., and
             JTAG Holding B.V.                                                     80

       10.37 Amendment, dated May 28, 1999, to the business loan agreement dated April 24, 1996, with Seattle First National Bank, and Loan
             Modification Agreement, dated May 11, 1999, to
             the Promissory Note dated December 22, 1998.                          82


                                  Exhibit 10.33

                            STOCK PURCHASE AGREEMENT

      THIS AGREEMENT is made and entered into as of February 12, 1999, between DATA I/O CORPORATION ("DAIO") and SYNCHRO-WORK CORPORATION ("SWC") based upon the following facts:

A. DAIO is the owner of 192,000 shares of common stock, par value(Y)1,000 per share (the "Shares"), of Data I/O Japan Co., Ltd., a Japanese corporation (the "Company"). The Shares constitute all of the issued and outstanding shares of common stock of the Company.

B. DAIO desires to sell, and SWC desires to purchase, the Shares on the terms and conditions contained herein. In connection with such purchase and sale, DAIO and SWC are subsequently entering into (i) a "Distribution Agreement" whereby SWC will obtain certain rights to distribute DAIO's products and (ii) an "Algorithm Development Agreement" whereby SWC will develop algorithms for DAIO (collectively with the Distribution Agreement, the "Related Agreements").

      NOW, THEREFORE, in consideration of the mutual covenants and agreements set forth herein, the parties represent, warrant and agree as follows:

Structure of Transaction.
-------------------------

Sale of Shares. Subject to the terms and conditions set forth herein, DAIO agrees to sell, assign and transfer to SWC, and SWC agrees to purchase and accept, the Shares, free and clear of any and all liens, charges, assessments, mortgages, pledges, claims, options, conditional sales agreements, security agreements and encumbrances of any nature (collectively, "Liens").

Purchase Price; Adjustment.
--------------------------
   Payment of Purchase Price. The aggregate purchase price for the Shares (the "Purchase Price") is (Y)8,300,000, which is equal to (Y)20,000,000 minus (Y) 11,700,000 for the Moving Expenses (as defined below), subject to possible adjustment pursuant to (b) and (c) below. The Purchase Price is delivered by SWC concurrently herewith, the receipt of which is hereby acknowledged by DAIO. All payments by either party under this Agreement shall be made in Japanese Yen by wire transfer of same day funds or certified or cashiers check.

   Possible Adjustment for Moving Expenses. For purposes of this
   Agreement, "Moving Expenses" means (i) the termination fee under Section 4 of the lease agreement dated November 25, 1994 relating to the lease of the Company's current office, plus (ii) the reasonable moving expenses, restoration cost of the Company's current office, fixed assets write-off and disposition fee related to the relocation of the Company's current office to another location in Tokyo, Japan, but excluding any broker's or finder's fees and tenant improvements. A final account of the Moving Expenses will be delivered by SWC to DAIO in writing within 60 days after such relocation is completed. If DAIO disputes such Moving Expenses, DAIO will give written notice to SWC within 30 days after its receipt of such final account, and such dispute will be resolved in accordance with Section 5.4. If DAIO does not timely contest such final account, such final account will be binding upon the parties. If the

   Moving Expenses are less than (Y)11,700,000, then within 60 days after the date of such final account, SWC will pay to DAIO the difference obtained by subtracting the Moving Expenses from (Y)11,700,000. In no event will DAIO be liable for Moving Expenses in excess of (Y)11,700,000, and any such excess will be the sole responsibility of SWC.

   Possible Adjustment for Certain Liabilities. If at any time until and including the 90th day after the date hereof (the "Adjustment Date") SWC discovers any liability of the Company that was not (but, under generally accepted accounting principles in the United States, should have been) disclosed on the Company's unaudited United States balance sheet as of December 31, 1998 (an "Undisclosed Liability"), a copy of which is attached hereto as Exhibit 1.2, then SWC will give written notice (an "Adjustment Notice") to DAIO by the Adjustment Date setting forth in reasonable detail any such Undisclosed Liability. If DAIO disputes any such Adjustment Notice, DAIO will give written notice to SWC within 30 days after its receipt of such Adjustment Notice, and such dispute will be resolved in accordance with the procedures set forth in Section 5.4. If DAIO does not timely contest such Adjustment Notice pursuant to the immediately preceding sentence, such Adjustment Notice will be binding upon DAIO and within 60 days after receipt of such Adjustment Notice, DAIO will pay to SWC an amount equal to the Undisclosed Liability, as an adjustment to the Purchase Price. The parties agree that in no event will DAIO be liable hereunder for any Undisclosed Liability which is (i) discovered by SWC before the Adjustment Date, but written notice thereof is not given by SWC on or prior to the Adjustment Date or (ii) discovered by SWC after the Adjustment Date. Notwithstanding anything to the contrary in this Agreement, DAIO will not be liable for Undisclosed Liabilities, alone or in the aggregate, in excess of the Purchase Price received by DAIO hereunder. The foregoing possible adjustment for certain liabilities of DAIO will be based solely on Exhibit 1.2. Both parties acknowledge that the financial statements which the Company will prepare for closing of its account under the corporation law of Japan and for tax accounting purposes will be prepared under different rules from the accounting standards prevailing in the United States and, therefore, may differ from Exhibit 1.2.

Delivery of Certificates for Shares. DAIO hereby delivers to SWC a certificate or certificates representing the Shares, receipt of which is hereby acknowledged by SWC.

Further Acts. DAIO will from time to time after the date hereof take such further actions, including the execution and delivery of any instruments or certificates, as may be reasonably requested by SWC for the transfer of the Shares in accordance with this Agreement.

Representations and Warranties of DAIO.
---------------------------------------
      As an inducement to the execution of this Agreement by SWC, DAIO represents and warrants as follows:

Title to Shares. DAIO is the true and lawful owner of the Shares and has full and unrestricted legal power and authority to sell, assign and transfer the Shares hereunder and that upon such transfer SWC will obtain good, valid and marketable title to and ownership of the Shares, free and clear of any and all Liens. There are no options, warrants or other rights outstanding which entitle any person or entity to purchase any of the Shares.

Authority. DAIO has full legal power and authority to enter into this Agreement, to sell, assign, transfer and deliver the Shares and otherwise perform its obligations and undertakings set forth herein. This Agreement has been duly executed and delivered by DAIO and constitutes its legal, valid and binding obligation, enforceable against it in accordance with the terms hereof.

No Conflicts. The execution, delivery and performance of this Agreement by DAIO will not: (i) result in the creation of any Lien upon any of the Shares; or (ii) result in a breach or violation of, or be in conflict with, or constitute (with or without the giving of notice or the passage of time or both) a default under any statute, law, ordinance, rule, regulation, judgment, order or decree applicable to it or the terms, conditions or other provisions of any contract, pledge or other agreement or arrangement to which DAIO is a party or the Shares are or may be bound.

No Legal Proceedings. There is no claim, action, suit, litigation or other proceeding pending or, to DAIO's knowledge, threatened against DAIO which in any way would affect its ability to enter into and perform its obligations under this Agreement or otherwise affect the Shares.

Required Consents. All consents, approvals or authorizations of, or declarations, filings or registrations with, any person or governmental agency required in connection with performance by DAIO of its obligations under this Agreement have been duly obtained or made.

Brokerage. Neither DAIO nor the Company, nor any of their respective directors, officers or agents has retained any broker or finder in connection with the transactions contemplated hereby.
         2.7 No Material Adverse Change. The Company has maintained its business in the ordinary and normal course of business since January 1, 1999 and there has not been any material adverse change in the financial position of the Company since January 1, 1999.

         2.8 Board Approval. The Board of Directors of DAIO has approved the transfer by DAIO to SWC of the Shares contemplated hereunder.


Representations and Warranties of SWC.
--------------------------------------
            As an inducement to the execution of this Agreement by DAIO, SWC represents and warrants as follows:

Authority. SWC has full legal power and authority to enter into this Agreement, to purchase and accept the Shares and otherwise perform its obligations and undertakings set forth herein. This Agreement has been duly executed and delivered by SWC and constitutes its legal, valid and binding obligation, enforceable against it in accordance with the terms hereof.

No Conflicts. The execution, delivery and performance of this Agreement by SWC will not result in a breach or violation of, or be in conflict with, or constitute (with or without the giving of notice or the passage of time or both) a default under any statute, law, ordinance, rule, regulation, judgment, order or decree applicable to it or the terms, conditions or other provisions of any contract, pledge or other agreement or arrangement to which SWC is a party.

No Legal Proceedings. There is no claim, action, suit, litigation or other proceeding pending or, to SWC's knowledge, threatened against SWC which in any way would affect its ability to enter into and perform its obligations under this Agreement.

Required Consents. All consents, approvals or authorizations of, or declarations, filings or registrations with, any person or governmental agency required in connection with performance by SWC of its obligations under this Agreement have been duly obtained or made.

Brokerage. Neither SWC nor any of its directors, officers or agents has retained any broker or finder in connection with the transactions contemplated hereby.

Indemnification.
----------------
Indemnities. DAIO agrees to indemnify and hold harmless SWC and its directors, officers, affiliates, successors and assigns from and against any and all losses, liabilities, claims, damages and expenses (including without limitation, reasonable attorneys' fees) ("Losses") incurred by such persons as a result of or arising from a breach of any representation, warranty or covenant of DAIO contained herein. SWC agrees to indemnify and hold harmless DAIO and its directors, officers, affiliates, successors and assigns from and against any and all Losses (including without limitation, reasonable attorneys' fees) incurred by such persons as a result of or arising from (i) a breach of any representation, warranty or covenant of SWC contained herein or (ii) the operation of the Company's business after the date hereof or the operation of SWC's business.

Procedure. A party entitled to indemnification under Section 4.1 will give prompt written notice to the indemnifying party of any Loss with respect to which it seeks indemnification. In case any action, proceeding or claim is brought against an indemnified party in respect of which indemnification is sought hereunder, the indemnifying party will be entitled to participate in and assume the defense thereof, with counsel reasonably satisfactory to the indemnified party; provided, that the indemnified party will be entitled to participate in such defense with counsel of its choice at its sole cost and expense. If the indemnifying party advises an indemnified party that it will contest such a claim for indemnification hereunder, or fails, within 30 days of receipt of any indemnification notice to notify, in writing, such indemnified party of its election to defend, settle or compromise, at its sole cost and expense, any action, proceeding or claim (or discontinues its defense at any time after it commences such defense), then the indemnified party may, at its option, defend, settle or otherwise compromise or pay such action or claim. In any event, unless and until the indemnifying party elects in writing to assume and does so assume the defense of any such claim, proceeding or action, the indemnified party's costs and expenses arising out of the defense, settlement or compromise of any such action, claim or proceeding shall be Losses subject to indemnification under this Section 4. The indemnified party will cooperate fully with the indemnifying party in connection with any negotiation or defense of any such action or claim by the indemnifying party and will furnish to the indemnifying party all information reasonably available to the indemnified party which relates to such action or claim. If the indemnifying party elects to defend any such action or claim, then the indemnified party will be entitled to participate in such defense with counsel of its choice at its sole cost and expense. The indemnifying party will not be liable for any settlement of any action, claim or proceeding effected without its written consent, which will not be unreasonably withheld or delayed.

Limitations. Notwithstanding Section 4.1, (i) neither party will be liable for any Losses until such time as the aggregate amount thereof reaches (Y)2,000,000 (but then such party will be liable for the entire (Y)2,000,000 plus any such Losses in excess thereof), subject to Section 4.4 below and (ii) the aggregate amount payable by DAIO pursuant to this Agreement or otherwise with respect to all Losses will not exceed the amount of the Purchase Price received by DAIO hereunder.

Survival; Exclusivity. The representations and warranties of the parties contained in this Agreement will survive for a period of six months after the date hereof, and thereafter, no claims for breach of any of such representations and warranties may be made by either party. Except as expressly set forth in this Section 4, neither party hereto will have any right to money damages from the other party with respect to breaches of the representations, warranties and covenants contained in this Agreement.

Miscellaneous.
--------------
Notices. All notices, demands and other communications called for or required by this Agreement will be in writing and will be addressed to the parties at their respective addresses stated below or to such other address as a party may subsequently designate by ten days' advance written notice to the other party. Communications hereunder will be deemed to have been received (i) upon delivery in person, (ii) the second business day after depositing it with a commercial overnight carrier which provides written verification of delivery or (iii) the day of transmission by telefacsimile if sent before 2:00 p.m., recipient's time (or the next business day after transmission if sent after 2:00 p.m. recipient's time), provided that a copy of such notice is sent on the same day via commercial overnight carrier postage prepaid, with an indication that the original was sent by facsimile and the date of its transmittal:

            If to DAIO:       Data I/O Corporation
                              10525 Willows Road N.E.
                              P.O. Box 97046
                              Redmond, WA 98073  USA
                              Attention: President
                              Phone: (425) 881-6444
                              Facsimile: (425) 881-2917
                              cc:  General Counsel

            If to SWC:        Synchro-Work Corporation
                              1-24-6, Minami-Ikebukuro
                              Toshima-ku, Tokyo 171-0022 JAPAN
                              Attention: President
                              Phone: 81-3-3980-6871
                              Fax: 81-3-3980-5391


Entire Agreement. This Agreement, including all exhibits hereto, sets forth the entire agreement between the parties with respect to the subject matter hereof, and replaces and supersedes all prior or contemporaneous agreements, written or oral, as to the subject matter. No modifications or amendments shall be binding upon the parties unless made in writing and signed by both parties. In interpreting and construing this Agreement, the fact that one or the other of the parties may have drafted this Agreement or any provision hereof shall not be given any weight or evidence, each of the parties having had adequate opportunity to negotiate all the provisions hereof.

Waiver. Failure or delay on the part of either party in exercising any rights, power or privileges under this Agreement will not be deemed a waiver of any exercise of any right, power or privilege.

Dispute Resolution. If any dispute, controversy or claim arises between the parties out of or in relation to this Agreement, the parties will attempt, by mutual negotiation, to come to a reasonable settlement of the same as soon as possible. If no settlement is reached within 30 days from the first notification of a dispute in writing by either party, the same will be solely and finally settled by binding arbitration in Vancouver, British Columbia, Canada by the British Columbia International Commercial Arbitration Centre in accordance with the Commercial Arbitration Rules and Supplementary Procedures for International Commercial Arbitration of the American Arbitration Association ("AAA") as modified by the provisions of this Section 5.4. All negotiations and proceedings will be conducted in English, and all documents not in English submitted by either party must be accompanied by an English translation. The number of arbitrators will be one, unless the parties cannot agree on a single arbitrator. In such event, the parties will each choose one arbitrator from a neutral country, and these two arbitrators will choose a third arbitrator from a neutral country who will preside over the proceedings. The awards rendered by the arbitrators will be final and binding upon both parties, and judgment upon the award may be entered and enforced in any court having jurisdiction. Monetary awards will include interest from the date of breach or other violation of this Agreement to the date when the award is paid in full. The interest rate or rates applied during such period will be the prime commercial lending rate announced form time to time by Bank of America in New York, New York. The laws of Japan will be applied to all procedural and substantive law issues in any dispute arising under this Agreement without regard to its international conflicts of laws rules. The mostly prevailing party in any arbitration or other proceeding arising under this Agreement will be awarded its reasonable costs and expenses, including reasonable attorneys fees, at all levels of proceedings.

Expenses. Each party will pay its expenses, costs and fees (including, without limitation, attorneys' and accountants' fees) incurred in connection with the negotiation, preparation, execution and delivery of this Agreement and the consummation of the transactions contemplated hereby.

Counterparts. This Agreement may be executed in one or more counterparts, all of which will be considered one and the same agreement, and will become a binding agreement when one or more counterparts have been signed by each of the parties and either original or facsimile counterparts have been delivered to the other party.

Severability. If any provision of this Agreement is held to be invalid, illegal or unenforceable, it shall nevertheless be enforced to the fullest extent permitted by law and the validity and enforceability of the remainder of this Agreement shall not in any way be impaired.

Assignment. This Agreement may be assigned by DAIO or SWC to any entity that agrees in writing to be bound by the terms hereof. This Agreement will be binding upon and inure to the benefit of each of DAIO, SWC and their respective successors and assigns.

Taxes. Any and all sales, excise, transfer or similar taxes payable by reason of the sale and transfer of the Shares will be paid by SWC.

Retained Rights; License. Subject to the license granted in the next sentence, SWC agrees that no trademark, trade name, service mark, patent, copyright or other intellectual property used by the Company, other than customer lists, are being sold or otherwise transferred to SWC hereunder and that all right, title and interest in and to all such intellectual property remains solely vested in DAIO. DAIO hereby grants to SWC a fully-paid, non-exclusive right to use the name "Data I/O Japan Co., Ltd." for the corporate name of the Company for so long as the Distribution Agreement remains in full force and effect; thereafter, SWC will immediately cease and refrain from using, and will cause the Company to change its corporate name to delete any reference to, "Data I/O" or any variation thereof.

Publicity. SWC agrees that no public release or announcement concerning this Agreement or any Related Agreement or the transactions contemplated hereby or thereby will be issued by or on behalf of it without the prior consent of DAIO, such consent not to be unreasonably withheld, except as such release or announcement may be required by applicable law, rules or regulations.

Board Matters. On or prior to the date hereof, DAIO will have obtained (i) the approval of the Company's board of directors of the transfer and sale of the Shares contemplated herein and (ii) letters of resignation of all of the Company's directors and the Company's statutory auditor, copies of which will have been delivered to SWC.

Effectiveness. Notwithstanding anything to the contrary contained herein, the effectiveness of this Agreement shall be conditioned upon the validity of each of the Related Agreements.

      IN WITNESS WHEREOF, the parties have duly executed and delivered this Agreement as of the date and year first above written.

                                    DATA I/O CORPORATION


                                    By://S//David C. Bullis
                                    Title:Chief Executive Officer

                                    SYNCHRO-WORK CORPORATION


                                    By://S//Kiyotomo Osawa
                                    Title:President

                                   EXHIBIT 1.2

                           December 31, 1998 Unaudited

                           United States Balance Sheet

                                 of the Company

DATA I/O JAPAN

FINANCIAL STATEMENTS

December 31, 1998

                               Balance        Balance

BALANCE SHEET                   Yen            $US

                               -----------------------

       ASSETS

Cash                           68,200,562    592,122
Accounts Receivable:                              0
  Trade                        39,818,061    345,703
  Employee                         73,050        634
  Other                                0          0
  Allow.Bad Debts              (1,863,373)   (16,178)
      Total A/R                38,027,738    330,159

Inventory-Raw                   9,713,039     84,329
Material
Inventory-WIP                          0          0
Inventory-Product              29,391,250    255,177
Inventory-Freight &               532,121      4,620
Duty
Inventory-Other                        0          0
Inventory-Reserves            (20,690,320)  (179,635)
     Total Inventory           18,946,090    164,491

Other Long-Term Assets         28,177,940    244,643

Prepaids Other                  4,570,638     39,683

Bldgs & Improvements            6,921,985     60,097
Equipment                      59,180,860    513,812
Equipment-DIO                  20,265,376    175,945
Products
Demo Inventory                  6,976,375     60,569
Less A/D                      (79,844,621)  (693,216)
     Net PPE                   13,499,975    117,208
     -------                   ----------   --------

  TOTAL ASSETS                171,422,943  1,488,305
  ------------                -----------  ---------

LIABILITIES & SE

Accounts Payable                4,432,332     38,482
Note Payable                   65,000,000    564,334
Accrued Expenses               26,955,622    234,030
Deferred Revenue               60,281,274    523,366
Income Tax                             0          0
      Total Current Liab      156,669,228  1,360,212

Intercompany:
  Data I/O                        836,561      7,263
  Interco Loan                         0          0
      Total Intercompany          836,561      7,263

Equity:
  Common Stock                192,000,000  1,666,956
  Beg R/E                    (151,315,376)(1,313,730)
  Translation                          0     (44,151)
  Current R/E                 (26,767,470)  (188,246)
      Total Equity             13,917,154    120,830
                              -----------  ---------
  TOTAL LIAB & SE             171,422,943  1,488,305
                              -----------  ---------

                                  Exhibit 10.34

                                    SUBLEASE

         THIS SUBLEASE is entered into as of December 22, 1999, by and between DATA I/O CORPORATION, a Washington corporation ("Sublessor") and imandi.com, Inc. ("Sublessee"), a Washington corporation .

RECITALS

         A. Sublessor entered into that certain Lease dated May 9, 1997 (the "Master Lease") between CarrAmerica Realty Corporation, a Maryland corporation, as Landlord ("Landlord") and Sublessor, as Tenant (the "Master Lease Lessee"), for the lease of the property located at 10525 Willows Road N.E. situated on the real property legally described in Exhibit A to the Master Lease in the City of Redmond, County of King, State of Washington, all as described in the Master Lease (the "Premises"). A copy of the Master Lease is attached hereto as Exhibit A1.

         B. Sublessor and Sublessee desire to enter into a sublease of approximately 20,000 rentable square feet of the Premises (the "Subleased Premises") upon the terms and conditions set forth herein.

AGREEMENTS

         In consideration of the mutual promises and covenants herein contained, and other good and valuable consideration, the receipt and sufficiency of which are acknowledged, the parties agree:

         1. Subleased Premises. Sublessor leases to Sublessee and Sublessee leases from Sublessor the Subleased Premises. The Subleased Premises are shown on Exhibit A2. The size of the Subleased Premises is approximate and not subject to remeasurement by either Sublessor or Sublessee; provided, however, that Sublessor shall be responsible for installing a demising wall in a location that ensure that the Subleased Premises contain no less than 19,900 rentable square feet. Sublessee's employees shall be provided access to the cafeteria, locker room and lunchroom, and restrooms on the second floor of the building (herein "Shared Premises"). Such access shall be shared with Sublessor and available during Sublessor's normal working hours, and subject to Sublessor's rules. Upon reasonable notice, Sublessee shall grant Sublessor reasonable access to the Subleased Premises for purposes of using and/or maintaining Sublessor's first floor space, but such access shall not include routine access by Sublessee's employees to Sublessor's first floor space.

         2. Term. The term of this Sublease shall commence on the later to occur of the (i) the date on which the Landlord has completed the work to demise the Subleased Premises, or (ii) the date of the Landlord's Consent (defined below) to this Sublease, or (iii) January 1, 2000, and shall expire on May 8, 2002 (the "Sublease Term") unless extended as provided herein. Sublessor shall use its reasonable best efforts to obtain the Landlord's Consent and to cause the term to commence by no later than January 1, 2000 and if the Landlord's Consent is not received within five (5) business days after the date hereof or if the term has not commenced by January 15, 2000, then Sublessee shall have the right to terminate this Sublease and receive a refund of all prepaid rent and the security deposit. Sublessee and Sublessee's contractors shall have access to Subleased Premises, inclusive of access to Sublessor's server room beginning December 22, 1999 provided such access does not delay or increase cost to Sublessor in completing the tenant improvements. Such access shall be for purposes of installation of furniture, equipment, telephone lines, data network wiring and security systems, improvements, and shall be coordinated with applicable Data I/O personnel. All such installations and related costs shall be at the expense of Sublessee.

         3. Incorporation of Master Lease. Except as otherwise provided herein, this Sublease is made upon and shall be subject to all of the terms and conditions set forth in the Master Lease, including all addenda and amendments thereto as of the date hereof, which terms and conditions are incorporated herein by this reference, as if Sublessor were the Landlord and Sublessee were the Tenant under the Master Lease. Sublessee shall not be obligated to perform any of the obligations in the Master Lease with respect to (a) payment of rent, operating expense or tax payments; (b) commencement or termination dates; (c) maintenance, repairs, upgrades or compliance with laws obligations that require any capital expenditures with respect to any portion of the Premises or the landscaped areas or parking areas; (d) replacement of any Standard Capital Improvements (as defined in the Master Lease); or (e) the TI Cap Amount (as defined in the Master Lease) and Sublessor shall be solely responsible for such obligations to the Landlord. In case of any default hereof by Sublessee, Sublessor shall have all rights against Sublessee as would be available to Landlord against Tenant under the Master Lease if such default were by Tenant thereunder. Sublessee acknowledges that Sublessee has read and understands the Master Lease. Effective as of the date hereof, Sublessee agrees to perform, observe, and be bound by all of the promises, obligations, acknowledgments, terms, and conditions by, of, or applicable to Sublessor under the Master Lease to the extent applicable to the Subleased Premises and except as set forth above Notwithstanding anything herein to the contrary, Sublessor does not by this Sublease promise or agree to perform any obligation undertaken or assumed by the Landlord under the Master Lease. Sublessor will, however, use Sublessor's best efforts to obtain performance by Landlord for Sublessee's benefit under the Master Lease. Sublessor hereby agrees to perform all of its obligations as tenant under the Master Lease as and when due and to keep the Master Lease in good standing. Sublessor shall indemnify and hold Sublessee harmless from any loss or damage incurred by Sublessee as a result of Sublessor's breach of its obligations under the Master Lease unless such breach is caused by Sublessee's breach of its obligations hereunder. Sublessor shall provide Sublessee with copies of all notices received from Landlord under the Master Lease with respect to Sublessor defaults, changes in tax rates, or changes in rules or regulations or interpretations of the Master Lease that affect Sublessee's use and occupancy or with which Sublessee is expected to comply. If Sublessee receives notice that Sublessor is in default under the Master Lease, Sublessee may pay rent under this Sublease directly to Landlord and such payment shall satisfy Sublessee's obligations under this Sublease. Sublessee shall be entitled to exercise all rights and remedies granted to Sublessor as tenant under the Master Lease with respect to any default by Landlord or Sublessor.

         4. Security Deposit. As security for the performance of this Sublease by Sublessee, Sublessee has paid Sublessor a security deposit in the amount of $33,923.00. Sublessor may hold such amount in a non-interest bearing account and may co-mingle the deposit with other funds. Sublessor may apply all or part of any security deposit to payment of any sum in default or paid by Sublessor, in its reasonable discretion, by reason of Sublessee's default after notice and expiration of any applicable cure period. The security deposit then held by Sublessor will be repaid to Sublessee within thirty (30) days after the expiration of this Sublease. Sublessee shall not be entitled to any interest on the security deposit.

         5. Rent. The rent paid by Sublessee to Sublessor shall be due and payable on the first day of each month for the term of the Sublease and shall be as follows:
                 January 1, 2000 - December 31, 2000     $32,500.00/month
                 January 1, 2001 - December 31, 2001     $32,707.00/month
                 January 1, 2002 - May 8, 2002           $33,923.00/month
For any partial month, the foregoing amount shall be pro-rated to reflect the actual number of days in the term. The above stated rent is a modified full service rent that will be adjusted to reflect changes in real estate taxes and Sublessee's Operating Hours. The rent will not be increased or reduced by increases or reductions in the rates of utilities, maintenance costs or other expenses identified in Paragraph 5 ("Additional Rent") of the Master Lease.

                 a. Real Estate Taxes. The real estate taxes portion of the rent for the Subleased Premises for year 1999 is $1,449.92 per month. Beginning on the first anniversary of the term commencement date Sublessee will pay Sublessor, as additional rent, amounts by which the real estate taxes are increased above the real estate taxes for the year 2000 base year. For example, if the real estate taxes were increased from the 2000 base year to 2001, the additional rent would be equal to such increase. If the real estate taxes are reduced, the rent shall likewise be reduced by the same aforementioned method.

                 b. Operating Hours. Sublessee shall have access to and use of the Premises (including all utilities and HVAC) twenty-four hours a day but the aforementioned rent assumes that Sublessee shall have operating hours of 60 hours per week. "Operating Hours" is defined as the time when Sublessee uses the building's HVAC or lights as can be reasonably evidenced by the building systems. Sublessor shall provide documentation of such use with each billing for excess HVAC and lights and other services. Both parties acknowledge that Sublessee may have Operating Hours that exceed 60 hours per week, that increased Operating Hours will increase costs to Sublessor, and that Sublessor is not in the business of operating buildings as a landlord. Accordingly, if the Operating Hours are increased above 60 hours per week average in any two month period, then Sublessee shall pay, as additional rent for that period, an Operating Hours charge. The Operating Hours charge shall be as follows:

         Increased Operating Hours              Increased Operating Hours Charge
         Accumulated in These Months
         January 1, 2000 - December 31, 2000             $63/hour
         January 1, 2001 - December 31, 2001             $65/hour
         January 1, 2002 - May 8, 2002                   $68/hour

         Operating Hours shall be computed by Sublessor at the end of every two month period if Sublessor determines any Operating Hours charge will be due from Sublessee, provided to Sublessee within two weeks of the end of each such two month period, and the Operating Hours charge shall be due and payable as additional rent on the first day of the first month following the date they are provided by Sublessor. If Sublessor does not provide Sublessee with such Operating Hours computation for any required two month period, no Operating Hours charge shall be due for such period. The rent shall not be reduced if the Operating Hours are less than 60 hours per week. Sublessor represents that the Operating Hours charge represents a fair and reasonable estimate of Sublessor's actual costs of providing HVAC, lighting and other services and does not include any administrative charge or profit margin. If it becomes possible to monitor consumption by zone rather than by the entirety of the Subleased Premises, then the Sublessee shall only pay a prorated portion of the Operating Hours charge based on the zones to which HVAC and lights and other services are actually provided; provided, however that Sublessor shall not be required to install any new monitoring systems or equipment to accomplish this.

        6. Expansion Option. Sublessee shall have the right to expand into the remaining approximate 5,486 square feet of the first floor (the "Expansion Space") as outlined in bold on Exhibit B on the first anniversary of the term commencement date, provided the following conditions precedent are satisfied:
           a) Sublessee is not, and has not been, in default of this Sublease after receipt of notice and expiration of any applicable cure period;
           b) Sublessee provides Sublessor ninety (90) days prior written notice;
           c) Sublessee accepts the space in "as is" condition except that Sublessor shall remove the demising wall and redistribute any lights, mechanical and HVAC if necessary to accommodate single tenant floor;
           d) Sublessee has neither subleased all or any portion of the Subleased Premises nor assigned the Sublease, and
           e) Sublessee provides Sublessor additional security deposit of $9,305.00 in the form of cash or its equivalent at the same time Sublessee provides Sublessor with its written notice to exercise its expansion option.

         If Sublessee exercises its expansion option, the rents for the Subleased Premises and the Expansion Space shall be as follows:

                 January 1, 2000 - December 31, 2000     $41,415.00/month
                 January 1, 2001 - December 31, 2001     $41,679.00/month
                 January 1, 2002 - May 8, 2002           $43,228.00/month

         If Sublessee exercises its expansion option, the Operating Hours charges for the Subleased Premises and the Expansion Space shall be:

                 January 1, 2000 - December 31, 2000     $80.28
                 January 1, 2001 - December 31, 2001     $82.83
                 January 1, 2002 - May 8, 2002           $86.65


         7. Option to Renew. If Sublessor does not terminate its Master Lease, pursuant to Paragraph 2 ("Term") of the Master Lease, then Sublessee shall have the option to renew this Sublease for a term to be mutually agreed upon if the following conditions precedent are satisfied:

         a. Sublessee is not, and has not been in default of this Sublease after receipt of notice and expiration of any applicable cure period;
         b. Sublessee provides written notice of its intent to extend no sooner than November 8, 2001 and no later than February 8, 2002; and
         c. Sublessee has neither subleased all or any portion of the Subleased Premises nor assigned the sublease.
         d. Sublessor has determined in its sole discretion that it does not require any part of the Subleased Premises or Expansion Space for its own use.

         Sublessor shall notify Sublessee promptly if it terminates the Master Lease. Once Sublessor has received Sublessee's written notice, Sublessor shall provide Sublessee with an amendment to this Sublease identifying the term of the extension, the rents, and the Operating Hours Charges applicable to the renewal term. The rents shall be increased to reflect ninety five percent (95%) of the then current market rate for comparable office properties along Willows Road for leases of comparable length in which the premises were delivered in an as is condition without payment of any tenant improvement allowance, but in no event less than the existing rent then being paid by Sublessee. Such new rent shall commence May 9, 2002. The same terms and conditions of this Sublease shall apply and the Subleased Premises shall be accepted in "as is" conditions. If the parties have not agreed on the renewal term rent within fifteen (15) days after Sublessor's presentation of the draft amendment then the rent shall be determined by arbitration. Sublessor and Sublessee shall mutually agree to appoint one (1) independent arbitrator, who shall be appointed within fifteen
(15) days after Sublessor's presentation of the draft amendment. Failing such agreement, either Sublessor or Sublessee shall have the right to petition for the appointment of the arbitrator by the Presiding Judge of the Superior Court of King County. The arbitrator shall be a licensed MAI appraiser or a commercial real estate agent with at least five (5) years' experience in the Redmond commercial leasing market. Within ten (10) days after the appointment of the arbitrator, Sublessee and Sublessor shall each submit to the arbitrator (and one another) their written opinion regarding current market rent. Within ten (10) days after the arbitrator's receipt of the last such opinion, the arbitrator shall decide which of the two opinions most accurately reflects current market rent. Such selected opinion shall be the rent for purposes of this Sublease and the selection by the arbitrator shall be final and binding upon the parties. The arbitrator must select one of the two alternative opinions and may not select any other alternatives. The cost of the arbitrator shall be split equally between Sublessor and Sublessee. The amount of the charge for Operating Charges for the renewal term shall be calculated by Sublessor and any increase shall be comparable to the amount of such increases during the initial term but shall not be included in the arbitration under this paragraph.

         Sublessee will include, with the amendment, payment in cash or its equivalent, as additional security deposit, the difference between the security deposit held by Sublessor and the amount of the rent for the last month of the extended term. Such additional security deposit will be identified in the amendment.

         8. Use. The Subleased Premises shall be used for the purpose of general office uses and other uses associated with operation of an online internet business and permitted by the Master Lease, but shall not include retail sales made in person on site, distribution, or manufacturing. The Subleased Premises shall not be open to the public for direct sale of products or services or delivery of products.

         9. Indemnity. Sublessee shall indemnify Sublessor and hold Sublessor harmless from and against any and all liabilities that may arise under or pursuant to the Master Lease to the extent arising as a result of Sublessee's failure fully to comply with or perform Sublessee's promises, obligations, acknowledgments, terms, and conditions herein. To the extent allowed by law, Sublessee shall further hold Sublessor and Sublessor's agents harmless from and against any and all damages of every kind and nature whatsoever that may be claimed or incurred to the extent arising by reason of any accident in or about the Subleased Premises or Shared Premises during the term of this Sublease or by reason of Sublessee's use or occupation of the Subleased Premises or Shared Premises or by reason of the acts or omissions of Sublessee or any agent of Sublessee. Except to the extent of Sublessor's or its agent's or employee's act or omission and to the extent permitted by law, Sublessor and Sublessee agree that neither Sublessor shall not be liable for the death of or injury to any person in or about the Subleased Premises or for loss of or damage to any of Sublessee's property. If any action or proceeding is brought against Sublessor by reason of any such claim, Sublessee, upon notice from Sublessor, shall defend such claim at Sublessee's expense. Notwithstanding the foregoing, Sublessor shall be liable for and shall indemnify, defend, and hold harmless Sublessee and Sublessee's agents from and against any and all losses, damages, liabilities, and expenses (including attorneys' fees) to the extent resulting from the acts or omissions of Sublessor or Sublessor's agents.

        10. Insurance. Sublessee shall carry the insurance required by the Master Lease to the extent applicable to the Subleased Premises or Sublessee's actions. Sublessee shall provide any certificate of insurance as required by the Master Lease.

        11. Acceptance of Subleased Premises. Sublessee accepts the
Subleased Premises in "as is" condition, however, Sublessor will, at its sole cost and expense:
             a) Construct a demising wall (including paint and finish) separating the Subleased Premises from the expansion space as approximately shown on Exhibit A2;
             b) Provide mechanical and lighting balance or distribution necessitated by demising the space, as reasonably necessary as determined by Sublessor;
             c) Construct any additional ingress/egress requirements or other retrofitting (including sprinklers), if any, as may be required by the City of Redmond or Landlord for multi-tenanting; and
             d) Remove furniture from the Subleased Premises by December 22, 1999.
             e) Reimburse Sublessee up to $6,147.59 for the costs solely related to moving the network wiring from Sublessor's server room to Sublessee's server room immediately adjacent to Sublessor's server room. Such work shall be performed by Sublessee.
             f) Clean the carpets in the Subleased Premises prior to the commencement of the Sublease Term, provided such cleaning shall be reasonably coordinated with Sublessee.

        12. Alterations/Signage. Sublessee shall be permitted at its expense to install the tenant improvements and to alter the Subleased Premises as shown on Exhibit C attached hereto and shall not be required to remove or restore such alterations in the Subleased Premises at the expiration of this Sublease. Sublessee shall be permitted signage consistent with the Master Lease, however, exterior signage, where allowed by Landlord, shall be permitted only on the first floor of the building.

        13. Default by Sublessee; Re-entry. If Sublessee fails to pay rent or other sums due hereunder or pursuant to the Master Lease within five (5) days after receipt of notice that the same was not received when due or if Sublessee violates, breaches, or fails to keep or perform any covenant, agreement, term, or condition of this Sublease (other than payment of rent and other sums), and if Sublessee does not remedy or take reasonable action to remedy such default or violation within fifteen (15) days after notice in writing thereof given by Sublessor to Sublessee specifying the matter claimed to be in default (provided, that if such default cannot, despite good faith efforts, be cured within such period, Sublessee shall not be in default if it commences and diligently pursues cure thereof), Sublessor, at Sublessor's option, may (a) immediately declare Sublessee's rights under this Sublease terminated and re-enter the Subleased

Premises, using such lawful force as may be necessary, and repossess the Subleased Premises, and remove all persons and property from the Subleased Premises; (b) maintain Sublessee's right to possession, in which event this Sublease shall continue in effect whether or not Sublessee shall have abandoned the Subleased Premises; and (c) pursue any other remedy now or hereafter available to Sublessor under the laws of the state in which the Subleased Premises are located. Any property removed by Sublessor may be stored in a public warehouse or elsewhere at the cost and for the account of Sublessee, all without service of notice or resort to legal process, and without liability for trespass or any loss or damage caused thereby.

        14. Surrender of Subleased Premises. Sublessee shall promptly yield and deliver to Sublessor possession of the Subleased Premises at the expiration or sooner termination of the term of this Sublease, including extensions thereof, in its then current condition. If Sublessee holds over after the expiration or termination of the Sublease, the monthly rent shall be 150% times the rent in effect for the preceding month plus additional Operating Hours Charges.

        15. Parking. Sublessee shall have the right, at no additional charge, to use, on a non-reserved, first come first serve basis, eighty (80) parking stalls at no additional charge. If Sublessee exercises its option to expand, it shall then have an additional twenty-four (24) parking stalls. Sublessee shall not use more than these amounts of parking stalls.

        16. Subleasing and Assignment. Sublessee shall be permitted to assign or sublease all of the Subleased Premises only with Sublessor's and Landlord's prior written consent. Sublessor shall not unreasonably withhold its consent to an assignment or sublease of the entire Subleased Premises. Sublessee shall not have the right to sublease a portion of the Subleased Premises. In determining reasonableness of an assignment or sublease, Sublessor may consider, among other factors, the financial capabilities of the intended parties and their use of the Subleased Premises. Sublessee shall pay Sublessor's reasonable attorney's fees for review and execution of any associated documents up to a maximum of One Thousand Dollars ($1,000.00).

        17. Notices. All notices to be given hereunder shall be deemed to have been given when given in writing by delivery by hand or by depositing the same in the United States mail, postage prepaid, registered or certified mail, and addressed to the party at the respective mailing address as herein set forth, and shall be deemed effective 48 hours thereafter unless otherwise specified herein.

Sublessor:               Data I/O Corporation
                         10525 Willows Road, NE
                         P.O. Box 97046
                         Redmond, WA 98073-9746
                         Attention:  Tom Hogan, General Counsel
                         with a copy to Joel Hatlen, Vice President/CFO

Sublessee:               imandi.com, Inc.
                         10525 Willows Road N.E.
                         Redmond, WA  98073-9746
                         Attention:  CFO
                         with a copy to Office Manager at the same address

It is understood that each party may change the address to which notices may be sent by giving a written notice of such change to the other party hereto in the manner herein provided.

        18. Successors or Assigns. Except as otherwise expressly provided in this Sublease, all the terms, conditions, covenants, and agreements of this Sublease shall extend to and be binding upon Sublessor and Sublessee and their respective heirs, administrators, executors, successors, and assigns, and upon any person or persons coming into ownership or possession of any interest in the Subleased Premises by operation of law or otherwise.

        19. Partial Invalidity. If any term, covenant, or condition of this Sublease or the Master Lease, or the application thereof to any person or circumstance is, to any extent, invalid or unenforceable, the remainder of this Sublease and the Master Lease, or the application of such term, covenant, or condition to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby, and each term, covenant, or condition of this Sublease shall be valid and shall be enforced to the fullest extent permitted by law.

        20. Waiver. The waiver by either Sublessor or Sublessee of a breach of any term or condition of this Sublease shall not be deemed to constitute the waiver of any other breach of the same or any other term or condition hereof.

        21. Entire Agreement. This Sublease and the Master Lease under which it is entered set forth the entire agreement of Sublessor and Sublessee concerning the lease of the Subleased Premises, and there are no other agreements or understandings, oral or written, between Sublessor and Sublessee concerning the lease of the Subleased Premises. Any subsequent modification or amendment of this Sublease shall be binding upon Sublessor and Sublessee only if in writing and signed by both parties.

        22. Applicable Law. This Sublease shall be governed by and construed in accordance with the laws of the State of Washington.

        23.  Time.  Time is of the essence hereof.

        24. Brokers/Commissions. Sublessee is represented by Colliers International and Sublessor is represented by Pacific Real Estate Partners, Inc. Both brokers will be paid by Sublessor pursuant to the agreement between Sublessor and Pacific Real Estate Partners, Inc. Sublessor shall pay a similar commission if Sublessee exercises its expansion option. Each party promises that it has dealt with no other persons in connection with this Sublease and that no broker, agent or other person brought about this transaction, and each party shall defend, indemnify and hold harmless the other for claims by any other person claiming a commission or compensation by virtue of having dealt with the indemnitor with regard to this Sublease.

        25. Approval of Landlord. This Sublease is subject to the written approval of Landlord under the Master Lease ("Landlord's Consent") and shall be of no force or effect unless such approval is obtained.

        EXECUTED by authorized representatives of the parties as of the day and year first above written.

SUBLESSOR:
DATA I/O CORPORATION


By://S//Joel S. Hatlen
Its:VP/CFO

SUBLESSEE:
imandi.com, Inc.

By://S//Raghav P. Kher
Its: CEO

STATE OF WASHINGTON       )
                          )  ss.
COUNTY OF KING            )

         On this day personally appeared before me Joel S. Hatlen, to me known to be VP/CFO of DATA I/O CORPORATION, the corporation that executed the within and foregoing instrument, and acknowledged the said instrument to be the free and voluntary act and deed of said corporation, for the uses and purposes therein mentioned, and on oath stated that he is authorized to execute said instrument and that the seal affixed, if any, is the corporate seal of said corporation.

         GIVEN under my hand and official seal this 22nd day of December, 1999.

                                    //S//Penelope K. Standal
                                    Penelope K. Standal
                                    (Print name of notary)
                                    NOTARY PUBLIC in and for the State of
                                    Washington, residing at Redmond, WA
                                    My commission expires May 9, 2001

STATE OF WASHINGTON       )
                          )  ss.
COUNTY OF King            )

         On this day personally appeared before me Raghav P. Kher, to me known to be CEO of imandi.com, Inc. the corporation that executed the within and foregoing instrument, and acknowledged the said instrument to be the free and voluntary act and deed of said corporation, for the uses and purposes therein mentioned, and on oath stated that he is authorized to execute said instrument and that the seal affixed, if any, is the corporate seal of said corporation.

         GIVEN under my hand and official seal this 22nd day of December, 1999.

                                    //S//Penelope K. Standal
                                    Penelope K. Standal
                                    (Print name of notary)
                                    NOTARY PUBLIC in and for the State of
                                    Washington, residing at Redmond, WA
                                    My commission expires May 9, 2001

                               CONSENT OF LANDLORD

                                   (Sublease)

        Subject to the conditions set forth herein, the undersigned (sometimes referred to herein as the "Landlord") hereby consents to the attached Sublease Agreement (defined below) dated December 22, 1999 between DATA I/O CORPORATION, a Washington corporation ("Sublessor") and imandi.com, Inc. ("Sublessee"), a Washington corporation ("Sublessee"), and all its terms (the "Sublease Agreement"). This Consent does not release or discharge Sublessor from any liability as lessee under that certain Lease dated May 9, 1997, between Landlord and Sublessor (the "Lease") including, without limitation, the obligation to pay rent. This consent is granted by Landlord subject to the following terms and conditions:

        1. Sublessee shall not assign the Sublease Agreement nor sublet the premises described in the Sublease Agreement (the "Subleased Premises") in whole or part; and shall not permit Sublessee's interest in the Sublease Agreement to be vested in any third party by operation of law or otherwise.

        2. This Consent shall not be deemed to be a consent to any subsequent assignment or subletting. No subsequent amendment to the Sublease Agreement may be made without Landlord's prior written consent. Landlord shall not be deemed to have waived any rights under the Lease by virtue of this Consent.

        3. The Sublease Agreement is in all respects subordinate to the terms of the Lease, and Sublessee shall perform all of the obligations of Sublessor as lessee under the Lease which are applicable to the Subleased Premises. As between Sublessor and Landlord, insofar as the specific terms of the Sublease Agreement purport to amend or modify or are in conflict with the specific terms of the Lease, the terms of the Lease shall control. Landlord assumes no liability whatsoever on account of anything contained in the Sublease Agreement.

        4. Sublessee acknowledges that any rights under the Sublease Agreement may be enforced only against Sublessor, and that Sublessee shall have no right to enforce any of Sublessor's rights under the Lease against Landlord by virtue of the Sublease Agreement, this Consent, or otherwise.

        IN WITNESS WHEREOF, the undersigned has executed this Consent of Landlord as of this 23rd day of December, 1999

                                    LANDLORD:

                                    CarrAmerica Realty Corporation


By://S//Clete Casper

                                  Exhibit 10.35

Data I/O Corporation
10525 Willows Road, NE
Redmond, WA  98053

January 29, 1999

Mr. Frederick R. Hume
9242 East Ironbark Street
Tucson, Arizona  85747

Dear Fred:

We would like to offer you the position of CEO/President for Data I/O Corporation. We would like you to start as soon as possible.

The total cash compensation for this position is comprised of two major elements, an annual base salary of $225,000 plus participation in our Management Incentive Compensation Program (MICP) at 40% of your base salary (490,000). This bonus will be pro-rated from your start date at Data I/O. You will need to work out the elements of this incentive plan for you and the executive team with the Board of Directors for 1999.

An award of 200,000 shares of non qualified options will be granted to you. These options have a four year vesting period and are priced at the average Fair Market Value of our stock on the effective date of your first day of employment.

You will also receive a $50,000 signing bonus which will be payable on your first regularly scheduled payday. Should you voluntarily terminate your employment with Data I/O during the 24 months following your start date, you will be responsible to promptly reimburse the pro-rated portion of the signing bonus paid to you.

The Board of Directors has authorized the reimbursement of up to $25,000 in direct relocation expenses. This includes, but is not limited to, real estate fees, movement of household goods, temporary storage and delivery of household goods, house hunting expenses, temporary living and commuting expenses until primary residence is sold. Data I/O will gross up to cover all tax consequences of the relocation package.

You will be eligible for all company benefit programs as outlined in our Team Member Handbook. Your medical, dental, vision, and life insurance benefits are effective on your first day of employment. You have 30 days after you begin work to choose the type of coverage you desire. You are eligible to participate in our 401(k) plan after three months of employment. This plan provides the opportunity for salary deferrals and a company match.

While this offer does not express or imply an employment contract between you and Data I/O for any specific period of time, we believe that the relationship will be productive and mutually beneficial.

You employment is conditional upon execution of our Employment Agreement (see attached) and completion of an I-9 form. Your signature below indicates acceptance of this offer. The terms and conditions outlined above are all of the terms and conditions of this offer. Your signature below indicates acceptance of this offer.

Sincerely,


//S//David C. Bullis
Dave Bullis

CEO and President, Data I/O

Cc:  Joel Hatlen, Data I/O


-------------------------

I agree to the offer as stated above.

Signed: //S//Frederick R. Hume   Date: January 29, 1999

                                  Exhibit 10.36

May 28, 1999

Toon Lips, Esq.
Banning, De Ruijter & Wiegman
Eindhoven / The Netherlands

Dear Toon:

JTAG Technologies B.V. ("JTAG") - Letter agreement (vaststellingsovereenkomst)

This letter serves to reflect the outcome of our meetings in New York on March 18 and 19, 1999 between you, Harry Bleeker and Peter van den Eijnden on the side of JTAG and Fred Hume, Joel Hatlen, Mark Edelsward and Tom Hogan on the side of Data I/O, our discussions since then, and our teleconference on May 27, 1999.

1. Data I/O will sell and transfer on May 31, 1999 ("Transfer Date") to JTAG Holding B.V. all 140 shares it acquired in JTAG in accordance with the Shareholders Agreement of April 15, 1998.

2. The purchase price will be the total amount equal to NLG 2,000,000 paid by Data I/O for those shares increased by an annual interest rate of 10% equal to NLG 225,000; the total amount of NLG 2,225,000 to be deposited ultimately one business day before Transfer Date with the civil law notary before whom the deed of transfer will be passed and to be paid to Data I/O via wire transfer on the Transfer Date.

3. Toon Lips will arrange for the draft notarial deed of transfer soonest.

4. As of the Transfer Date, the Shareholders Agreement will terminate and the parties thereto waive all rights, claims and obligations they may have against each other under the Shareholders Agreement.

5. Data I/O and JTAG will continue to observe the provisions of the Evaluation and Non-Disclosure Agreement dated April 15, 1998 in accordance with the terms thereof. Within 10 days of the Transfer Date, Data I/O shall return all JTAG confidential information to JTAG, except that Data I/O may retain any such material it reasonably believes necessary for it to comply with applicable laws, regulations or audit requirements.

6. As of the Transfer Date, the Distribution Agreement dated April 15, 1998 will terminate and the parties thereto and to the present letter agreement waive all rights, claims and obligations they may have against each other under the Distribution Agreement or in connection with the termination thereof, including but not limited to any undischarged, accrued obligations, except that :

      (i) clauses 7, Infringement Indemnification, and 8, Limitation of Liability, thereof shall survive; and
      (ii) JTAG purchases from Data I/O its JTAG inventory/demonstration products in Data I/O's possession for an amount of NLG 75,000 to be deposited by JTAG with the civil law notary prior to the Transfer Date, such products to be mailed to JTAG at Data I/O's expense within 10 days of the Transfer Date. Upon receipt of such products, JTAG shall notify the civil law notary who shall promptly pay NLG 50,000 to Data I/O via wire transfer and NLG 25,000 to JTAG as full payment of JTAG invoice numbers 99321 and 99410. If Data I/O locates any other such products, it shall promptly forward them at no charge to JTAG.

7. Each of the parties hereto will bear the costs it incurs in connection with this letter agreement and the transactions herein described.

8. This letter agreement contains the entire understanding of the parties regarding its subject matter and is governed by the laws of the Netherlands.

You are kindly requested to have both originals of this letter agreement signed by JTAG, JTAG Holding B.V., Harry Bleeker and Peter van den Eijnden and return one original copy to me both by fax and by airmail.

Very truly yours,

Data I/O Corporation

//S//Joel S. Hatlen
Joel S. Hatlen
Vice President, Chief Financial Officer


cc:      Marja Gorter
         Tom Hogan, Fred Hume, Mark Edelsward

Acknowledged and Agreed:

JTAG Technologies B.V.                        JTAG Holding B.V.

By: //S//Harry Bleeker                        By: //S// Harry Bleeker
Harry Bleeker, Shareholder                    Harry Bleeker, Shareholder

By: //S//Peter van den Eijnden                By: //S//Peter van den Eijnden
Peter van den Eijnden, Shareholder            Peter van den Eijnden, Shareholder

                                  Exhibit 10.37

                      Amendment to Business Loan Agreement

This Agreement is made between Bank of America national Trust and Savings Association, doing business as Seafirst Bank ("Bank"), and Data I/O Corporation, a Washington Corporation ("Borrower"). Bank and Borrower are parties to a Business Loan Agreement dated May 14, 1996, as amended on May 13, 1997, May 29, 1998 and December 22, 1998, and wish to make certain revisions to their loan arrangements as set forth in that Agreement. Upon execution hereof, that Agreement shall be amended as follows effective immediately:

Part A:  Availability Period:
         -------------------
      Availability period is hereby extended to May 31, 2000.

Part B, Section 11.5 is hereby added in its entirety as follows:

         Additional Provisions:
         ---------------------
      At the time of request for an advance under the Line of Credit, Borrower shall provide Bank a written certificate (signed by an authorized officer of the Borrower) stating that, at the time of the advance request, Borrower is currently in compliance with all terms and conditions of the Business Loan Agreement, as amended.

Except as specifically set forth herein, all provisions of the Agreement remain in full force and effect.

The parties execute this Amendment to Business Loan agreement on this 28 day of May 1999.

SEAFIRST BANK
Western Commercial Banking Division

By:      //S//Steven E. Melby
         Steven E. Melby
         Vice President

DATA I/O CORPORATION




BY:      //S//Joel S. Hatlen
         Joel S. Hatlen

         Vice President & Chief Financial Officer

SEAFIRST BANK
Loan Modification Agreement

This agreement amends the PROMISSORY NOTE dated DECEMBER 22, 1998 ("Note") executed by Data I/O Corporation ("Borrower") in favor of Bank of America National Trust and Savings Association, doing business as Seafirst Bank ("Bank"), regarding a loan in the maximum principal amount of $4,000,000.00 (the "Loan"). For mutual consideration, borrower and Bank agree to amend the above loan documents as follows:

         1. Maturity Date. The maturity date of the Note is changed to May 31, 2000. Bank's commitment to make advances to Borrower under its line of credit is also extended to May 31, 2000.

         2. Other Terms. Except as specifically amended by this agreement or any prior amendment, all other terms, conditions, and definitions of the Note and all other security agreements, guaranties, deeds of trust, mortgages, and other instruments or agreements entered into with regard to the Loan shall remain in full force and effect.

         DATED May 11, 1999


Bank:                                             Borrower:
SEAFIRST BANK                                     DATA I/O CORPORATION


By //S//Steven E. Melby                           BY //S//Joel S. Hatlen
Title: Vice President                             Title: VICE PRESIDENT/CFO