Form 10-Q
period 2000-03-30
DATA I/O CORP
filed 2000-05-15
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



        For the quarter ended MARCH 30, 2000 Commission File No. 0-10394



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



 7,373,439 shares of no par value Common Stock outstanding as of April 28, 2000


                                  Page 1 of 17
                            Exhibit Index on Page 17

                              DATA I/O CORPORATION

                                   FORM 10-Q
                      For the Quarter Ended March 30, 2000

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                         DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------
                                                                                    Mar. 30,                Dec. 30,
                                                                                      2000                    1999
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                                  (unaudited)              (note 1)

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                         $1,738                 $3,597
     Marketable securities                                                              8,955                  9,614
     Trade accounts receivable, less allowance for
        doubtful accounts of $442 and $464                                              5,585                  5,548
     Inventories                                                                        7,379                  6,237
     Recoverable income taxes                                                             203                    205
     Other current assets                                                                 394                    545
                                                                                   -----------            -------------
        TOTAL CURRENT ASSETS                                                           24,254                 25,746

Property, plant and equipment - net                                                     1,994                  2,180
Other assets                                                                            1,866                  2,124
                                                                                   -----------            -------------
        TOTAL ASSETS                                                                  $28,114                $30,050
                                                                                   ===========            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                  $1,778                 $1,592
     Accrued compensation                                                               2,088                  2,080
     Deferred revenue                                                                   2,657                  2,626
     Other accrued liabilities                                                          2,218                  2,204
     Accrued costs of business restructuring                                              433                    493
     Income taxes payable                                                                 541                    572
                                                                                   -----------            -------------
        TOTAL CURRENT LIABILITIES                                                       9,715                  9,567

Deferred gain on sale of property                                                       2,342                  2,425
                                                                                   -----------            -------------
        TOTAL LIABILITIES                                                              12,057                 11,992

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                                        -                      -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,371,813
           and 7,290,165 shares                                                        17,951                 17,813
     Retained earnings                                                                 (1,774)                   366
     Accumulated other comprehensive income (loss)                                       (120)                  (121)
                                                                                   ------------           -------------
        TOTAL STOCKHOLDERS' EQUITY                                                     16,057                 18,058
                                                                                   ------------            -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $28,114                $30,050
                                                                                   ============            =============

See notes to consolidated financial statements.
                                     Page 3

                                                         DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                Mar. 30,           Apr. 01,
For the quarters ended                                                                            2000               1999
------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)

Net sales                                                                                          $6,602            $7,758
Cost of goods sold                                                                                  3,944             4,101
                                                                                               ------------       ------------
Gross margin                                                                                        2,658             3,657

Operating expenses:
     Research and development                                                                       2,421             2,008
     Selling, general and administrative                                                            2,528             2,968
                                                                                               ------------       ------------
        Total operating expenses                                                                    4,949             4,976

                                                                                               ------------       ------------
        Operating loss                                                                             (2,291)           (1,319)

Non-operating income (expense):
     Interest income                                                                                  176               269
     Interest expense                                                                                  (9)              (10)
     Foreign currency exchange                                                                         (3)              (1)
     Net gain on dispositions                                                                           -             1,113
                                                                                               ------------       ------------
        Total non-operating income (expense)                                                          164             1,371

                                                                                               ------------       ------------
     Income (loss) from continuing operations before income taxes                                  (2,127)               52

Income tax expense                                                                                     13                14
                                                                                               ------------       ------------
     Income (loss) from continuing operations                                                      (2,140)               38

Income from discontinued operations, net of taxes                                                       -               326
                                                                                               ------------       ------------

Net income (loss)                                                                                 ($2,140)             $364
                                                                                               ============       ============

Basic and diluted earnings (loss) per share:
     From continuing operations                                                                    ($0.29)            $0.01
     From discontinued operations                                                                       -              0.04
                                                                                               ------------       ------------
     Total basic and diluted earnings (loss) per share                                             ($0.29)            $0.05
                                                                                               ============       ============

Weighted average shares outstanding                                                                 7,347             7,221
                                                                                               ============       ============
Weighted average and potential shares outstanding                                                   7,347             7,248
                                                                                               ============       ============

See notes to consolidated financial statements.
                                     Page 4

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                Mar. 30,          Apr. 01,
For the quarters ended                                                                            2000              1999
------------------------------------------------------------------------------------------------------------------------------
(in thousands)

OPERATING ACTIVITIES:
     Income (loss) from continuing operations                                                    ($2,140)             $38
     Adjustments to reconcile income (loss) from continuing
       operations to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                                 527              533
       Net loss on dispositions                                                                        -           (1,113)
       Equity earnings from investee                                                                   -              (42)
       Deferred income taxes                                                                           -             (202)
       Deferred revenue                                                                               31             (321)
       Amortization of deferred gain on sale                                                         (83)             (83)
       Net change in:
          Trade accounts receivable                                                                  (37)              55
          Inventories                                                                             (1,142)          (2,201)
          Recoverable income taxes                                                                     2              (79)
          Other current assets                                                                       151              296
          Business restructure                                                                      (60)            (892)
          Accounts payable and accrued liabilities                                                   178           (2,877)
                                                                                               -----------      --------------
     Cash used in operating activities of continuing operations                                   (2,573)          (6,888)
     Cash provided by operating activities of discontinued operations                                  -              326
                                                                                               -----------      --------------
     Net cash used in operating activities                                                        (2,573)          (6,562)

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                                      (83)            (284)
     Additions to other assets                                                                         -                -
     Proceeds on sale of subsidiary                                                                    -               72
     Purchases of marketable securities                                                           (2,340)            (588)
     Proceeds from sales of marketable securities                                                  2,999            4,688
                                                                                               -----------      --------------
       Cash provided by investing activities                                                         576            3,888

FINANCING ACTIVITIES:
     Sale of common stock                                                                             82              106
     Proceeds from exercise of stock options                                                          56                -
                                                                                               -----------      --------------
       Cash provided by in financing activities                                                      138              106

Decrease in cash and cash equivalents                                                             (1,859)          (2,568)

Effects of exchange rate changes on cash                                                               -             (109)
Cash and cash equivalents at beginning of year                                                     3,597            4,008
                                                                                               -----------      --------------
Cash and cash equivalents at end of year                                                          $1,738           $1,331
                                                                                               ===========      ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest                                                                                        $10              $88
     Income taxes                                                                                    $38              $50

See notes to consolidated financial statements.
                                     Page 5

                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

The financial statements as of March 30, 2000 and April 1, 1999, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 30, 1999 has been derived from the audited financial statements at that date. Certain information an footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended March 30, 2000 are not necessarily indicative of the results that may be expected for the year ending
December 28, 2000. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 30, 1999.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ('SAB 101'), Revenue Recognition in Financial Statements. SAB 101 was amended by SAB 101A which delayed the implementation date of SAB 101 for calendar year end reporting companies, including
Data I/O Corporation, to the quarter ending June 29, 2000. The Company is currently evaluating SAB 101 and is uncertain as to what impact, if any, SAB 101 will have on its revenues and results of operations for the quarter ending
June 29, 2000 and subsequent periods. The impact of SAB 101, if any, will be reported as a change in accounting principle in accordance with FASB Statement No. 3, and will be reflected in the Company's results of operations for the six months ended June 29, 2000.


NOTE 2 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                              Mar. 30,           Dec. 30,
                                                2000              1999
                                            ------------     --------------
Raw material                                   $3,146            $2,567
Work-in-process                                 2,662             1,665
Finished goods                                  1,571             2,005
                                            ------------     --------------
                                               $7,379            $6,237
                                            ============     ==============


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                             Mar. 30,           Dec. 30,
                                               2000              1999
                                           -------------    ---------------

Building and improvements                   $    196            $   179
Equipment                                     12,023              2,030
                                           -------------    ---------------

                                              12,219             12,209
Less accumulated depreciation                 10,225             10,029
                                           -------------    ---------------
                                             $ 1,994            $ 2,180
                                           =============    ===============

NOTE 4 - DISCONTINUED OPERATIONS

In November 1997 the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario Design Automation Division to MINC Washington Incorporated. This transaction discontinued the Synario
Design Automation Division operations of the Company. However, the Company received certain licensing revenues related to its Synario, ABEL and ECS products through the second quarter 1999, and recognized net earnings of $326,000 from source code sales and training and support services provided during the first quarter 1999. Operating results of this discontinued division are classified as discontinued operations in the financial statements.

NOTE 5 - BUSINESS RESTRUCTURING PROGRESS

During the third quarter of 1998, the Company recorded a restructuring charge of $2.0 million as the Company began the implementation of a plan to restructure its Redmond and foreign subsidiary operations to a level more in line with the lower sales it was experiencing. During the fourth quarter of 1998, the Company recorded further restructuring charges of $2.4 million related to the continuin restructure of the Company's Redmond operations and foreign subsidiaries and related to activities directly associated with the fourth quarter 1998 acquisition of SMS Holding GmbH ('SMS'). The acquisition of SMS created certain redundancies in product offerings and in the operations of the combined company. A restructuring plan was implemented after the acquisition was completed to eliminate such redundant operations and to phase out overlapping products.

The total number of employees terminated due to the restructure was 133 (approximately 39% of the total workforce). Employees were terminated from almost all areas of the Company. Total involuntary termination benefits paid and charged against the restructure reserve were approximately $2.0 million. Total facility consolidation and abandonment costs incurred and charged against the restructure reserve were approximately $280,000. Other exit costs paid and charged against the restructure reserve, including legal and consulting fees, settlements with suppliers and fixed asset disposals, were approximately $1.7 million. The remaining reserve at March 30, 2000 of $433,000 relates primarily to facility abandonment and foreign subsidiary operations realignment. With the exception of payments on abandoned leased space, all reserve amounts are expected to be paid out by the end of 2000.

NOTE 6 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                                  For the first quarter
                                                                                  2000             1999
                                                                              -------------    -------------
      Numerator for basic and diluted earnings per share:
           Income from continuing operations                                     ($2,140)             $38
           Income from discontinued operations                                         -              326
                                                                              -------------    -------------
           Net income (loss)                                                     ($2,140)            $364
                                                                              =============    =============
      Denominator:
           Denominator for basic earnings per share -
               weighted-average shares                                             7,347            7,221
           Employee stock options (1)                                                  -               27
                                                                              -------------    -------------
           Denominator for diluted earnings per share -
               adjusted weighted-average shares and
               assumed conversion of stock options                                 7,347            7,248
                                                                              =============    =============
      Basic earnings (loss) per share
           From continuing operations                                             ($0.29)           $0.01
           From discontinued operations                                             0.00             0.04
                                                                              -------------    -------------
           Total basic earnings per share                                         ($0.29)           $0.05
                                                                              =============    =============
      Diluted earnings (loss) per share
           From continuing operations                                             ($0.29)           $0.01
           From discontinued operations                                             0.00             0.04
                                                                              -------------    -------------
           Total diluted earnings per share                                       ($0.29)           $0.05
                                                                              =============    =============
 (1)      Excludes 249,395 employee stock options which were antidilutive in the first quarter of 2000.

                                     Page 7

NOTE 7 - ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the first quarter of 2000 differed from the statutory 34% tax rate primarily due to operating losses for which no tax benefit was recorded. Tax valuation reserves increased by approximately $686,000 during the quarter. As of March 30, 2000 the Company has valuation reserves of $7,602,000.


NOTE 8 - COMPREHENSIVE INCOME

During the first quarter of 2000 and 1999 total comprehensive income (loss) was comprised of the following (in thousands):

                                               For the First Quarter
                                               2000             1999
                                           -------------   ------------

  Net income (loss)                           ($2,140)          $  364
  Foreign currency translation gain                 1               22
                                           ------------    ------------
  Total comprehensive income (loss)           ($2,139)          $  386
                                           ============    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General


Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a 'safe harbor' for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward looking. In particular, statements herein regarding industry prospects; future results of operations or financial position; integration of acquired products and operations; market acceptance of the Company's newly introduced or upgraded products; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.
The following discussions and discussions under the caption
"Business - Cautionary Factors That May Affect Future Results" in Item 1 in the Company's Annual report on Form 10-K for the year ended December 30,1999, describe some, but not all, of the factors that could cause these differences.

Results of Continuing Operations

For all periods presented, results of operations reflect the classification of the Company's Synario Design Automation Division as discontinued operations (see "Discontinued Operations").

Net Sales

 (in thousands)                                               First Quarter                                First Quarter

 Net Sales by Product Line:                                       2000                 Change                 1999
 ---------------------------------------------------------------------------------------------------------------------------

 Non-automated programming systems                              $4,331                 (21.5%)               $5,516

 Automated programming systems                                   2,271                   1.3%                 2,242
                                                            ------------------    -------------------      ------------

 Total Programming Systems Division                             $6,602                 (14.9%)               $7,758
                                                            ==================    ===================    ==============

 Net Sales by location:

    United States                                                $2,593                (25.1%)                 $3,462

       % of total                                                 39.3%                                         44.6%

    International                                                $4,009                 (6.7%)                 $4,296

       % of total                                                 60.7%                                         55.4%
 ---------------------------------------------------------------------------------------------------------------------------


Sales decreased but orders increased in the first quarter of 2000 compared to the first quarter of 1999. Orders in the first quarter of 2000 increased approximately 15% to $10.7 million, compared with $9.3 million in 1999. The increase in orders during the first quarter of 2000 is primarily due to higher orders for the PP100 automated programming systems, offset partially by decreased orders for the Company's non-automated programming systems. The higher orders for the PP100 products are due primarily to the introduction of the Company's new FlashTOP product that was introduced in February 2000.

Revenues for the first quarter 2000 were believed to be negatively impacted by the announcement of three new products during the quarter: FlashTOP, as mentioned above, TaskLink for Multisyte and Optima, and the ProLINE-RoadRunner. The negative impact relates to customers delaying orders until the new products were released or where new product production
                                     Page 9
was just beginning so they were unavailable for delivery during the first quarter. The Company expects that it will be able to ship most of the orders booked during the first quarter in the second quarter.

The introduction of three new products during the first quarter, as listed above, should result in higher orders and sales during subsequent quarters. However, there can be no assurance that these new products will be accepted in the market and will result in higher orders and sales in future quarters.


Gross Margin

 (in thousands)                                                 First Quarter                              First Quarter
                                                                     2000                Change                 1999
----------------------------------------------------------------------------------------------------------------------------

Gross Margin                                                        $2,658               (27.3%)               $3,657

Percentage of net sales                                              40.3%                                      47.1%
----------------------------------------------------------------------------------------------------------------------------

Gross margin percentage for the first quarter of 2000 decreased compared to the first quarter of 1999 due primarily to the lower sales volume. The relatively high fixed component of cost of goods sold causes any shift in total volume to have a significantimpact on gross margin. Also, the manufacturing organization realized inefficiencies during the quarter as it prepared for the introduction of the Company's new products introduced during the first quarter.

Research and Development

  (in thousands)                                                First Quarter                              First Quarter
                                                                     2000                Change                1999
 --------------------------------------------------------------------------------------------------------------------------

 Research and development                                           $2,421                20.6%               $2,008

 Percentage of net sales                                             36.7%                                     25.9%
 --------------------------------------------------------------------------------------------------------------------------

The increase in research and development spending for the first quarter of 2000 as compared to the first quarter of 1999 is primarily due to increased headcount as the Company continued its higher rate of investment in new product development, including ProLINE-RoadRunner, FlashTOP and Tasklink, which were introduced during the quarter, and in the enhancement of the Sprint and PP100 products, as well as in enhanced device support processes. Spending in research and development is expected to continue at this rate during the remainder of 2000 as the Company continues to invest in new product development and new technologies.

Selling, General and Administrative

 (in thousands)                                                 First Quarter                              First Quarter
                                                                     2000                Change                1999
 --------------------------------------------------------------------------------------------------------------------------

 Selling, general & administrative                                  $2,528               (14.8%)              $2,968

 Percentage of net sales                                             38.3%                                     38.2%
 --------------------------------------------------------------------------------------------------------------------------

The decrease in selling, general and administrative expenditures in the first quarter of 2000 as compared with the first quarter of 1999 is due primarily to lower sales commissions paid on lower sales volume, to lower facility costs due to subletting of a portion of the Company's leased space in its Redmond facility, and to lower employee benefit costs due to lower overall headcount. Also, the sale of the Company's Japan subsidiary in February 1999 resulted in lower spending in selling, general and administrative expenses as compared to the first quarter of 1999.

Interest

 (in thousands)                                                 First Quarter                              First Quarter
                                                                     2000                 Change                1999
 --------------------------------------------------------------------------------------------------------------------------

 Interest income                                                     $176                (34.6%)                $269

 Interest expense                                                      $9                (10.0%)                 $10
 --------------------------------------------------------------------------------------------------------------------------


The decrease in interest income for the first quarter of 2000 as compared to the first quarter of 1999 is due to the decrease in cash, cash equivalents and marketable securities, due primarily to the funding of operating losses during the past four quarters.


Net Gain on Dispositions - Sale of Japan Subsidiary

In connection with the Company's restructuring, during the first quarter of 1999 the Company sold its Japan sales subsidiary to Synchro-Work Corporation, one of its sub-distributors in Japan, for total consideration of approximately $100,000. The sale resulted in a gain before taxes of approximately $1,113,000 primarily due to previously unrecognized accumulated currency translation. In connection with this sale, the Company and Synchro-Work also entered into a new distribution agreement for sales into Japan. See 'Business Restructuring Progress.'


Income Taxes


 (in thousands                                                  First Quarter                              First Quarter
                                                                     2000                                      1999
 --------------------------------------------------------------------------------------------------------------------------

 Income tax expense                                                  $13                                        $14

 Effective tax rate                                                  0.6%                                      26.9%
 --------------------------------------------------------------------------------------------------------------------------



Tax expense recorded for the first quarter of 2000 was due to foreign taxes.
The Company's effective tax rate for the first quarter of 2000 differed from the statutory 34% tax rate primarily due to operating losses for which no tax benefit was recorded. Tax valuation reserves increased by approximately $686,000 during the quarter. As of March 30, 2000 the Company has valuation reserves of $7,602,000.

Net Income and Earnings Per Share

                                                                First Quarter                              First Quarter
(in thousands except per share data)                                 2000                                       1999
----------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations                           ($2,140)                                     $38
Percentage of net sales                                            (32.4%)                                      0.5%
Basic and diluted earnings (loss) per share
     from continuing operations                                    ($0.29)                                     $0.01
----------------------------------------------------------------------------------------------------------------------------

The Company recognized a loss from continuing operations for the first quarter of 2000 as compared to income from continuing operations for the first quarter of 1999 due primarily to lower sales and the $1.1 million gain on the sale of the Company's Japan subsidiary recognized in the first quarter of 1999.

Business Restructuring Progress

During the third quarter of 1998, the Company recorded a restructuring charge of $2.0 million as the Company began the implementation of a plan to restructure its Redmond and foreign subsidiary operations to a level more in line with the lower sales it was experiencing. During the fourth quarter of 1998, the Company recorded further restructuring charges of $2.4 million related to the continuing restructure of the Company's Redmond operations and foreign subsidiaries and related to activities directly associated with the fourth quarter 1998 acquisition of SMS Holding GmbH ('SMS'). The acquisition of SMS created certain redundancies in product offerings and in the operations of the combined company. A restructuring plan was implemented after the acquisition was completed to eliminate such redundant operations and to phase out overlapping products.

The total number of employees terminated due to the restructure was 133 (approximately 39% of the total workforce). Employees were terminated from almost all areas of the Company. Total involuntary termination benefits paid and charged against the restructure reserve were approximately $2.0 million. Total facility consolidation and abandonment costs incurred and charged against the restructure reserve were approximately $280,000. Other exit costs paid and charged against the restructure reserve, including legal and consulting fees, settlements with suppliers and fixed asset disposals, were approximately
$1.7 million. The remaining reserve at March 30, 2000 of $433,000 relates primarily to facility abandonment and foreign subsidiary operations realignment. With the exception of payments on abandoned leased space, all reserve amounts are expected to be paid out by the end of 2000.

Discontinued Operations

In November 1997 the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario Design Automation Division to MINC Washington Incorporated. This transaction discontinued the Synario Design Automation Division operations of the Company. However, the Company received certain licensing revenues related to its Synario, ABEL and ECS products through the second quarter 1999, and recognized net earnings of $326,000 from source code sales and training and support services provided during the first quarter 1999. Operating results of this discontinued division are classified as discontinued operations in the financial statements.

Financial Condition

Liquidity and Capital Resources

                                                                    Mar. 30,                                  Dec. 30,
(in thousands)                                                        2000                Change                1999
------------------------------------------------------------- --------------------- -------------------- -------------------
Working capital                                                    $14,539                ($1,640)            $16,179
Total debt                                                            $0                     $0                 $0
------------------------------------------------------------- --------------------- -------------------- -------------------

Working capital decreased during the first quarter of 2000 due to funding of the loss for the quarter. Cash, cash equivalents and marketable securities, which decreased approximately $2.5 million during the quarter, were used to increase inventory by approximately $1.1 million as the Company prepares for production of its newly introduced products, and to fund operating losses in the quarter.

As of March 30, 2000, the Company had no debt outstanding. No borrowings were outstanding under the German subsidiary line of credit and the $4.0 million U.S. line of credit which matures in May 2000.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 2000 will be between $1.5 and $3.5 million. The Company believes that cash, cash equivalents and marketable securities and cash flows expected to be generated from operations will be sufficient to meet current and anticipated future capital expenditures. Although the Company expects that such expenditures will be made, it has purchase commitments for only a small portion of this amount.

At March 30, 2000, the Company's material short-term unused sources of liquidity consisted of approximately $10.7 million in cash, cash equivalents and marketable securities and available borrowings of approximately $400,000 under its German subsidiary line of credit and $4.0 million under its U.S. line of credit. The Company believes these sources and cash flow from operations will be sufficient during 2000 to fund working capital needs and finance planned capital acquisitions.

Share Repurchase Program

Under a previously announced share repurchase program, the Company is authorized to repurchase up to 1,123,800 shares (approximately 15.2%) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. As of March 30, 2000, the Company has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. The Company has not repurchased shares under this plan since the second quarter of 1997 although it still has the authority to do so.


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


European monetary conversion

On January 1, 1999, the European Economic and Monetary Union (the 'EMU') introduced the Euro, which became a functional legal currency of the EMU countries. From 1999 to 2001 business in the EMU member states has been and will be conducted in both the existing national currency, such as the Franc or Deutsche Mark, and the Euro.

The Company has taken certain steps to ensure that its financial and other software systems are capable of processing transactions and properly handling EMU currencies, including the Euro. The Company will continue to assess what further impact the EMU formation will have on both its internal systems and its products sold. The costs related to addressing this issue have not been determined, however, management believes that this issue and its related costs will not have a material adverse effect on the Company's business, financial condition and operating results.

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



                                              DATA I/O CORPORATION
                                                  (REGISTRANT)
DATED:   May 10, 2000



                                             By://S//Joel S. Hatlen
                                             ----------------------
                                             Joel S. Hatlen
                                             Vice President - Finance
                                             Chief Financial Officer
                                             Secretary and Treasurer

                                  EXHIBIT INDEX



Exhibit Number        Title                                         Page Number


         27           Financial Data Schedule which is submitted        17
                      electronically to the Securities and
                      Exchange Commission for information purposes only and not filed.

[TYPE]                                              EX-27
[DESCRIPTION]                                       FDS--


[ARTICLE]                                                5
[CIK]                                           0000351998
[NAME]                                Data I/O Corporation
[MULTIPLIER]                                         1,000

[PERIOD-TYPE]                                        3-MOS
[FISCAL-YEAR-END]                              DEC-28-2000
[PERIOD-START]                                 DEC-31-1999
[PERIOD-END]                                   MAR-30-2000
[CASH]                                               1,738
[SECURITIES]                                         8,955
[RECEIVABLES]                                        6,027
[ALLOWANCES]                                           442
[INVENTORY]                                          7,379
[CURRENT-ASSETS]                                    24,254
[PP&E]                                              12,219
[DEPRECIATION]                                      10,225
[TOTAL-ASSETS]                                      28,114
[CURRENT-LIABILITIES]                                9,715
[BONDS]                                                  0
[PREFERRED-MANDATORY]                                    0
[PREFERRED]                                              0
[COMMON]                                            17,951
[OTHER-SE]                                          (1,894)
[TOTAL-LIABILITY-AND-EQUITY]                        28,114
[SALES]                                              6,602
[TOTAL-REVENUES]                                     6,602
[CGS]                                                3,944
[TOTAL-COSTS]                                        4,943
[OTHER-EXPENSES]                                      (173)
[LOSS-PROVISION]                                         6
[INTEREST-EXPENSE]                                       9
[INCOME-PRETAX]                                     (2,127)
[INCOME-TAX]                                            13
[INCOME-CONTINUING]                                 (2,140)
[DISCONTINUED]                                           0
[EXTRAORDINARY]                                          0
[CHANGES]                                                0
[NET-INCOME]                                        (2,140)
[EPS-BASIC]                                         (.29)
[EPS-DILUTED]                                         (.29)