Form 10-Q
period 2000-06-29
DATA I/O CORP
filed 2000-08-15
CIK 351998

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



         For the quarter ended JUNE 29, 2000 Commission File No. 0-10394

                              DATA I/O CORPORATION

             (Exact name of registrant as specified in its charter

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  7,382,440 shares of no par value Common Stock outstanding as of June 29, 2000

                            Exhibit Index on Page 16

                              DATA I/O CORPORATION

                                    FORM 10-Q

                       For the Quarter Ended June 29, 2000

                                      INDEX

Part I - Financial Information                                            Page

     Item 1.    Financial Statements (unaudited)                           3

     Item 2.    Management's Discussion and Analysis of Financial          9
                Condition and Results of Operations

Part II - Other Information

     Item 1.    Legal Proceedings                                         14

     Item 2.    Changes in Securities                                     14

     Item 3.    Defaults Upon Senior Securities                           14

     Item 4.    Submission of Matters to a Vote of Security Holders       14

     Item 5.    Other Information                                         14

     Item 6.    Exhibits and Reports on Form 8-K                          14


Signatures                                                                15

Exhibit Index                                                             16

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                                   DATA I/O CORPORATION

                                                CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------
                                                                                    Jun. 29,                Dec. 30,
                                                                                      2000                    1999
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                                  (unaudited)              (note 1)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                         $2,048                 $3,597
     Marketable securities                                                              6,029                  9,614
     Trade accounts receivable, less allowance for
        doubtful accounts of $446 and $464                                              6,995                  5,548
     Inventories                                                                        9,070                  6,237
     Recoverable income taxes                                                             151                    205
     Other current assets                                                                 369                    545
                                                                                   -----------            -------------
        TOTAL CURRENT ASSETS                                                           24,662                 25,746

Property, plant and equipment - net                                                     1,933                  2,180
Other assets                                                                            1,607                  2,124
                                                                                   -----------            -------------
        TOTAL ASSETS                                                                  $28,202                $30,050
                                                                                   ===========            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                  $2,085                 $1,592
     Accrued compensation                                                               2,403                  2,080
     Deferred revenue                                                                   2,681                  2,626
     Other accrued liabilities                                                          2,247                  2,204
     Accrued costs of business restructuring                                              159                    493
     Income taxes payable                                                                 538                    572
                                                                                   -----------            -------------
        TOTAL CURRENT LIABILITIES                                                      10,113                  9,567

Deferred gain on sale of property                                                       2,259                  2,425
                                                                                   -----------            -------------
        TOTAL LIABILITIES                                                              12,372                 11,992

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating

        Issued and outstanding, none                                                        -                      -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,375,314
           and 7,290,165 shares                                                        17,967                 17,813
     Retained earnings                                                                 (2,004)                   366
     Accumulated other comprehensive income (loss)                                       (133)                  (121)
                                                                                   -----------            -------------
        TOTAL STOCKHOLDERS' EQUITY                                                     15,830                 18,058
                                                                                   -----------            -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $28,202                $30,050
                                                                                   ===========            =============

See notes to consolidated financial statements.

                                                   DATA I/O CORPORATION

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                                                             Quarters Ended              Six Months Ended
------------------------------------------------------------------------ ------------------------ -- -------------------------
                                                                         June 29,       July 1,       June 29,       July 1,
                                                                           2000          1999           2000          1999
------------------------------------------------------------------------ ---------- -- ---------- -- ----------- -- ----------
(in thousands, except per share data)

Net sales                                                                 $10,128        $8,939       $16,730        $16,698
Cost of goods sold                                                          5,535         4,476         9,479          8,578
                                                                         ----------    ----------    -----------    ----------
Gross margin                                                                4,593         4,463         7,251          8,120

Operating expenses:
     Research and development                                               2,111         1,955         4,532          3,963
     Selling, general and administrative                                    3,057         3,031         5,585          5,998
     Provision for business restructuring                                    (255)         (215)         (255)          (215)
                                                                         ----------    ----------    -----------    ----------
         Total operating expenses                                           4,913         4,771         9,862          9,746

                                                                         ----------    ----------    -----------    ----------
         Operating loss                                                      (320)         (308)       (2,611)        (1,626)

Non-operating income (expense):
     Interest income                                                          128           135           304            403
     Interest expense                                                         (11)          (10)          (20)           (20)
     Foreign currency exchange                                                (11)            3           (14)             2
     Net gain (loss) on dispositions                                            -            85             -          1,199
                                                                         ----------    ----------    -----------    ----------
         Total non-operating income                                           106           213           270          1,584

                                                                         ----------    ----------    -----------    ----------
Loss from continuing operations, before income taxes                         (214)          (95)       (2,341)           (42)
                                                                         ----------    ----------    -----------    ---------
Income tax expense                                                             17             9            30             23

Loss from continuing operations                                              (231)         (104)       (2,371)           (65)

Income from discontinued operations, net of taxes                               -           505             -            831
                                                                         ----------    ----------    -----------    ----------

Net income (loss)                                                           ($231)         $401       ($2,371)          $766
                                                                         ==========    ==========    ===========    ==========

Basic and diluted earnings (loss) per share:

     From continuing operations                                            ($0.03)       ($0.01)       ($0.32)        ($0.01)
     From discontinued operations                                            0.00          0.07          0.00           0.11
                                                                         ----------    ----------    -----------    ----------
     Total basic and diluted earnings (loss) per share                     ($0.03)        $0.06        ($0.32)         $0.10
                                                                         ==========    ==========    ===========    ==========

Weighted average shares outstanding                                         7,374         7,238         7,361          7,230
                                                                         ==========    ==========    ===========    ==========
Weighted average and potential shares outstanding                           7,374         7,238         7,361          7,230
                                                                         ==========    ==========    ===========    ==========

See notes to consolidated financial statements.

                                                   DATA I/O CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                Jun. 29,          July. 01,
For the six months ended                                                                          2000              1999
------------------------------------------------------------------------------------------------------------------------------
(in thousands)

OPERATING ACTIVITIES:
     Loss from continuing operations                                                             ($2,371)            ($65)
     Adjustments to reconcile loss from continuing
       operations to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                               1,060            1,089
       Net loss on dispositions                                                                        -           (1,198)
       Equity earnings from investee                                                                   -              (17)
       Deferred income taxes                                                                           -              (12)
       Deferred revenue                                                                               55             (403)
       Amortization of deferred gain on sale                                                        (166)            (166)
       Net change in:
          Trade accounts receivable                                                               (1,453)            (521)
          Inventories                                                                             (2,833)          (2,778)
          Recoverable income taxes                                                                    54              (17)
          Other current assets                                                                       176              632
          Business restructure                                                                      (334)          (1,336)
          Accounts payable and accrued liabilities                                                   822           (4,448)
                                                                                               -----------      --------------
     Cash used in operating activities of continuing operations                                   (4,990)          (9,240)
     Cash provided by operating activities of discontinued operations                                  -              831
                                                                                               -----------      --------------
     Net cash used in operating activities                                                        (4,990)          (8,409)

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                                     (298)            (403)
     Proceeds on sale of subsidiary                                                                    -               72
     Proceeds from sale of minority interest                                                           -            1,067
     Purchases of marketable securities                                                           (2,339)            (568)
     Proceeds from sales of marketable securities                                                  5,924            8,500
                                                                                               -----------      --------------
       Cash provided by investing activities                                                       3,287            8,668

FINANCING ACTIVITIES:
     Additions to notes payable                                                                        -                7
     Sale of common stock                                                                             82              103
     Proceeds from exercise of stock options                                                          72                1
                                                                                               -----------      --------------
       Cash provided by in financing activities                                                      154              111

Increase (decrease) in cash and cash equivalents                                                  (1,549)             370

Effects of exchange rate changes on cash                                                               -             (101)
Cash and cash equivalents at beginning of year                                                     3,597            4,008
                                                                                               -----------      --------------
Cash and cash equivalents at end of year                                                          $2,048           $4,277
                                                                                               ===========      ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest                                                                                        $22             $104
     Income taxes                                                                                    $17              $75

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 / FINANCIAL STATEMENT PREPARATION

The financial statements as of June 29, 2000 and July 1, 1999, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 30, 1999 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the six months ended June 29, 2000 are not necessarily indicative of the results that may be expected for the year ending December 28, 2000. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 30, 1999.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 was amended by SAB 101A and SAB 101B which delayed the implementation date of SAB 101 for calendar year end reporting companies, including Data I/O Corporation, to the quarter ending December 28, 2000. The Company is currently evaluating SAB 101 and is uncertain as to what impact SAB 101 will have on its revenues and results of operations for the year ending
December 28, 2000, and subsequent periods. The impact of SAB 101 will be reported as a change in accounting principle in accordance with FASB Statement No. 3, and will be reflected in the Company's results of operations for the year ended December 28, 2000.

NOTE 2 / INVENTORIES

Inventories consisted of the following components (in thousands):

                                               Jun. 29,          Dec. 30,
                                                2000               1999
                                           ----------------   ----------------
                  Raw material                 $4,301             $2,567
                  Work-in-process               2,910              1,665
                  Finished goods                1,859              2,005
                                           ---------------    ----------------
                                               $9,070             $6,237
                                           ===============    ================


NOTE 3 / PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                               Jun. 29,          Dec. 30,
                                                2000               1999
                                           ---------------  ----------------

Building and improvements                    $    196          $    179
Equipment                                      12,189            12,030
                                           ---------------  ----------------
                                               12,385            12,209

Less accumulated depreciation                  10,452            10,029
                                           ---------------  ----------------
                                              $ 1,933           $ 2,180
                                           ===============  ================

NOTE 4 / DISCONTINUED OPERATIONS

In November 1997 the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario Design Automation Division to MINC Washington Incorporated. This transaction discontinued the Synario Design
Automation Division operations of the Company. However, the Company received certain licensing revenues related to its Synario, ABEL and ECS products through the second quarter 1999, and recognized net earnings of $831,000 from source code sales and training and support services provided during the first six months of 1999. Operating results of this discontinued division are classified as discontinued operations in the financial statements.

NOTE 5 / BUSINESS RESTRUCTURING PROGRESS

During the third quarter of 1998, the Company recorded a restructuring charge of $2.0 million as the Company began the implementation of a plan to restructure its Redmond and foreign subsidiary operations to a level more in line with the lower sales it was experiencing. During the fourth quarter of 1998, the Company recorded further restructuring charges of $2.4 million related to the continuing restructure of the Company's Redmond operations and foreign subsidiaries and related to activities directly associated with the fourth quarter 1998 acquisition of SMS Holding GmbH ("SMS"). The acquisition of SMS created certain redundancies in product offerings and in the operations of the combined company. A restructuring plan was implemented after the acquisition was completed to eliminate such redundant operations and to phase out overlapping products.

The total number of employees terminated due to the restructure was 133 (approximately 39% of the total workforce). Employees were terminated from almost all areas of the Company. Total involuntary termination benefits paid and charged against the restructure reserve were approximately $2.0 million. Total facility consolidation and abandonment costs incurred and charged against the restructure reserve were approximately $293,000. Other exit costs paid and charged against the restructure reserve, including legal and consulting fees, settlements with suppliers and fixed asset disposals, were approximately $1.7 million. The Company's activities under its restructuring plans are now substantially complete.

The Company reversed portions of the restructure reserve at two separate times as it became apparent that certain provisions made at the time the original restructure reserve was established in 1998 required adjusting as the restructuring plan was implemented. During the second quarter of 1999 the Company reversed $215,000 of restructure reserve due to the Company's settlement of certain supplier related claims for less than had been anticipated, and during the second quarter of 2000 the Company reversed $255,000 of restructure reserve primarily due to charges related to facility consolidations being less than had been anticipated. The remaining reserve at June 29, 2000 of $159,000 relates primarily to facility abandonment which will be paid out over the next six quarters.

NOTE 6 / EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                      Second Quarter               First Six Months
                                                                ---------------------------    --------------------------
                                                                   2000            1999           2000           1999
                                                                -----------     -----------    -----------    -----------

Numerator for basic and diluted earnings per share:

         Loss from continuing operations                          ($231)          ($104)       ($2,371)          ($65)
         Income from discontinued operations                          -             505              -            831
                                                                -----------     -----------    -----------    -----------
         Net income (loss)                                        ($231)           $401        ($2,371)          $766
                                                                ===========     ===========    ===========    ===========
Denominator:
         Denominator for basic earnings per share -
                  weighted-average shares                         7,374           7,238          7,361          7,230
         Employee stock options (1)                                   -               -              -              -
                                                                -----------     -----------    -----------    -----------
         Denominator for diluted earnings per share -
                  adjusted weighted-average shares and
                  assumed conversions                             7,374           7,238          7,361          7,230
                                                                ===========     ===========    ===========    ===========
Basic earnings (loss) per share
         From continuing operations                              ($0.03)         ($0.01)        ($0.32)        ($0.01)
         From discontinued operations                              0.00           $0.07           0.00           0.11
                                                                -----------     -----------    -----------    -----------
         Total basic earnings (loss) per share                   ($0.03)          $0.06         ($0.32)         $0.10
                                                                ===========     ===========    ===========    ===========
Diluted earnings (loss) per share
         From continuing operations                              ($0.03)         ($0.01)        ($0.32)        ($0.01)
         From discontinued operations                              0.00           $0.07           0.00           0.11
                                                                -----------     -----------    -----------    -----------
         Total diluted earnings (loss) per share                 ($0.03)          $0.06         ($0.32)         $0.10
                                                                ===========     ===========    ===========    ===========

(1)      Excludes   253,601  and  251,498  employee  stock  options  which  were antidilutive  for the second  quarter and the six months ended June 29,
         2000,  respectively,  and 43,452 and 35,361 which were antidilutive for the second quarter and the six months ended July 1, 1999, respectively.


NOTE 7 / ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the first six months of 2000 differed from the statutory 34% tax rate primarily due to operating losses for which no tax benefit was recorded. Tax valuation reserves increased by approximately $112,000 during the quarter. As of June 29, 2000 the Company has valuation reserves of $7,714,000.

NOTE 8 / COMPREHENSIVE INCOME

During the second quarter and the first sixth months of 2000 and 1999 total comprehensive income (loss) was comprised of the following (in thousands):


                                                       For the Second Quarter                For the Six Months
                                                   -------------------------------    ----------------------------------
                                                       2000             1999              2000               1999
                                                   -------------    --------------    ------------     -----------------
    Net income (loss)                                    ($231)            $401           ($2,371)            $766
    Foreign currency translation gain (loss)               (13)              (1)               12               21
                                                   -------------    --------------    -------------    -----------------
    Total comprehensive income (loss)                    ($244)            $400           ($2,359)           $787
                                                   =============    ==============    =============    =================


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward looking. In particular, statements herein regarding industry prospects; future results of operations or financial position; integration of acquired products and operations; market acceptance of the Company's newly introduced or upgraded products; development, introduction and shipment of new products; expected spending levels; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. The following discussions and discussions under the caption "Business - Cautionary Factors That May Affect Future Results" in Item 1 in the Company's Annual report on Form 10-K for the year ended December 30, 1999, describe some, but not all, of the factors that could cause these differences.

Results of Continuing Operations

For all periods presented, results of operations reflect the classification of the Company's Synario Design Automation Division as discontinued operations (see "Discontinued Operations").

Net Sales

 -------------------------------------------------------------------------------------------------------------------------------
 (in thousands)
                                                        Second Quarter                            First Six Months
                                           -----------------------------------------  ------------------------------------------

 Net sales by product line                      2000         % Change       1999           1999        % Change        1999
 -----------------------------------------------------------------------------------  ------------------------------------------
 Non-automated programming systems              $4,579       (10.9%)        $5,142         $8,910       (16.4%)        $10,659

 Automated programming systems                   5,549        46.1%          3,797          7,820        29.5%           6,039
                                           ----------------------------------------  -------------  -----------------------------

 Total programming systems                     $10,128        13.3%         $8,939        $16,730         0.2%         $16,698
                                           =========================================  ==========================================

                                                        Second Quarter                            First Six Months
                                           -----------------------------------------  ------------------------------------------

 Net sales by location                         2000         % Change      1999            2000         % Change        1999
 -----------------------------------------------------------------------------------  ------------------------------------------
 United States                                $4,211           9.6%       $3,843         $6,804          (6.9%)        $7,305

    % of total                                41.6%                       43.0%          40.7%                          43.7%

 International                                $5,917          16.1%       $5,096         $9,926           5.7%         $9,393

    % of total                                58.4%                       57.0%          59.3%                          56.3%
 -------------------------------------------------------------------------------------------------------------------------------

Bookings and sales increased in the second quarter of 2000 compared to the same period of 1999. Orders in the secondquarter of 2000 increased approximately 39% to $10.9 million, compared with $7.9 million in 1999. This increase in orders over the prior year is primarily due to higher orders for the Company's PP100 automated programming systems and the first bookings for the Company's new ProLINE-RoadRunner automated programming system, which was introduced in February 2000. The higher orders for the PP100 products are due primarily to the Company's new FlashTOP product that was introduced in February 2000. The bookings increase in automated systems was partially offset by decreased orders for the Company's non-automated programming systems.

The increase in sales for the second quarter 2000 was primarily due to the increased shipments of the PP100. The first shipments of the ProLINE-RoadRunner will be in the third quarter of 2000. Sales of the older non-automated programming systems decreased significantly from the second quarter of 1999, offset partially by an increase in sales of the Company's Sprint non-automated programming system products, resulting in a net decrease in sales of non-automated systems for the quarter.

The Company has realized a negative impact from foreign currency translation during 2000 due primarily to the German Mark to U.S. Dollar exchange rate. The net impact of exchange rate changes on sales revenue during the first six months of 2000 was approximately $300,000. When the U.S. Dollar is stronger, sales of the Company's products denominated in local currency translate into less U.S. Dollars. However, partially offsetting the negative revenue translation impact is the positive translation impact of local currency costs and expenses.

Gross Margin


                                                   Second Quarter                         First Six Months
                                           ---------------------------------------------------------------------------
 (in thousands)                                  2000                1999               2000               1999
----------------------------------------------------------------------------------------------------------------------
Gross Margin                                    $4,593               $4,463             $7,251             $8,120

Percentage of net sales                          45.4%                49.9%              43.3%              48.6%
----------------------------------------------------------------------------------------------------------------------

Despite higher sales, gross margin percentage for the second quarter of 2000 decreased compared to the second quarter of 1999 due primarily to a shift in mix to higher sales of lower margin products. Also, inefficiencies were realized by the manufacturing organization during the quarter as it prepared for production of the ProLINE-RoadRunner which was introduced in February 2000 and will begin shipping in the third quarter.

Research and Development


                                                     Second Quarter                         First Six Months
                                           ---------------------------------------------------------------------------
 (in thousands)                                  2000                1999                2000              1999
 ---------------------------------------------------------------------------------------------------------------------
 Research and development                       $2,111               $1,955              $4,532            $3,963

 Percentage of net sales                         20.8%                21.9%               27.1%             23.7%
 ---------------------------------------------------------------------------------------------------------------------

The increase in research and development spending for the second quarter of 2000 as compared to the second quarter of 1999 is primarily due to headcount related to the Company's continued focus on enhanced device support. Spending in research and development is expected to continue at this level during the remainder of 2000 as the Company continues to invest in new product development, new technologies and enhanced device support.

Selling, General and Administrative

                                                     Second Quarter                         First Six Months
                                           ---------------------------------------------------------------------------
                                                 2000                1999                2000              1999
 ---------------------------------------------------------------------------------------------------------------------

 Selling, general & administrative              $3,057               $3,031              $5,585            $5,998

 Percentage of net sales                         30.2%                33.9%               33.4%             35.9%
 ---------------------------------------------------------------------------------------------------------------------

The slight increase in selling, general and administrative expenditures in the second quarter of 2000 as compared with the second quarter of 1999 is due primarily to higher selling expenses related to the higher revenue, partially offset by lower spending levels in other areas of administration.

Interest


                                                     Second Quarter                         First Six Months
                                           ---------------------------------------------------------------------------

 (in thousands)                                  2000                1999                2000              1999
 ---------------------------------------------------------------------------------------------------------------------

 Interest income                                 $128                $135                $304              $403

 Interest expense                                ($11)               ($10)               ($20)             ($20)
 ---------------------------------------------------------------------------------------------------------------------

The decrease in interest income for both the second quarter and first six months of 2000 as compared to the same periods of 1999 is due to the decrease in cash, cash equivalents and marketable securities, due primarily to the funding of operating losses during the past five quarters.

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

Income Taxes


                                                     Second Quarter                         First Six Months
                                           ---------------------------------------------------------------------------

 (in thousands)                                  2000                1999                2000              1999
 ---------------------------------------------------------------------------------------------------------------------
 Income tax expense from continuing

     operations                                   $17                 $9                 $30                $23

 Effective tax rate                              7.9%                9.5%                1.3%              54.8%
 ---------------------------------------------------------------------------------------------------------------------

Tax expense recorded for both the second quarter and first six months of 2000 was due to foreign taxes. The Company's effective tax rate for the first quarter of 2000 differed from the statutory 34% tax rate primarily due to operating losses for which no tax benefit was recorded. Tax valuation reserves increased by approximately $112,000 during the quarter. As of June 29, 2000 the Company has valuation reserves of $7,714,000.

Net Income and Earnings Per Share

                                                        Second Quarter                      First Six Months
                                               -----------------------------------------------------------------------
(in thousands, except per share data)
                                                    2000              1999               2000               1999
----------------------------------------------------------------------------------------------------------------------

Loss from continuing operations                     ($231)            ($104)             ($2,371)           ($65)
Percentage of net sales                             (2.3%)            (1.2%)             (14.2%)            (0.4%)
Basic and diluted loss per share
     from continuing operations                     ($0.03)           ($0.01)            ($0.32)            ($0.01)
----------------------------------------------------------------------------------------------------------------------

The Company recognized a larger loss from continuing operations for the second quarter of 2000 as compared to the loss from continuing operations recognized for the second quarter of 1999 due primarily to higher operating expenses as discussed above.

Business Restructuring Progress

During the third quarter of 1998, the Company recorded a restructuring charge of $2.0 million as the Company began the implementation of a plan to restructure its Redmond and foreign subsidiary operations to a level more in line with the lower sales it was experiencing. During the fourth quarter of 1998, the Company recorded further restructuring charges of $2.4 million related to the continuing restructure of the Company's Redmond operations and foreign subsidiaries and related to activities directly associated with the fourth quarter 1998 acquisition of SMS Holding GmbH ("SMS"). The acquisition of SMS created certain redundancies in product offerings and in the operations of the combined company. A restructuring plan was implemented after the acquisition was completed to eliminate such redundant operations and to phase out overlapping products.

The total number of employees terminated due to the restructure was 133 (approximately 39% of the total workforce). Employees were terminated from almost all areas of the Company. Total involuntary termination benefits paid and charged against the restructure reserve were approximately $2.0 million. Total facility consolidation and abandonment costs incurred and charged against the restructure reserve were approximately $293,000. Other exit costs paid and charged against the restructure reserve, including legal and consulting fees, settlements with suppliers and fixed asset disposals, were approximately $1.7 million. The Company's activities under its restructuring plans are now substantially complete.

The Company reversed portions of the restructure reserve at two separate times as it became apparent that certain provisions made at the time the original restructure reserve was established in 1998 required adjusting as the restructuring plan was implemented. During the second quarter of 1999 the Company reversed $215,000 of restructure reserve due to the Company's settlement of certain supplier related claims for less than had been anticipated, and during the second quarter of 2000 the Company reversed $255,000 of restructure reserve primarily due to charges related to facility consolidations being less than had been anticipated. The remaining reserve at June 29, 2000 of $159,000 relates primarily to facility abandonment which will be paid out over the next six quarters.

Discontinued Operations

In November 1997 the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario Design Automation Division to MIN
Washington  Incorporated.  This  transaction  discontinued  the  Synario  Design
Automation Division operations of the Company. However, the Company received certain licensing revenues related to its Synario, ABEL and ECS products through the second quarter 1999, and recognized net earnings of $831,000 from source code sales and training and support services provided during the first six months of 1999. Operating results of this discontinued division are classified as discontinued operations in the financial statements.

Financial Condition

Liquidity and Capital Resources


                                                                  Jun. 29,                                  Dec. 30,
(in thousands)                                                     2000                  Change                1999
------------------------------------------------------------- --------------------- -------------------- -------------------

Working capital                                                    $14,549              ($1,630)            $16,179
Total debt                                                           $0                    $0                  $0
------------------------------------------------------------- --------------------- -------------------- -------------------

Working capital decreased during the first six months of 2000 primarily due to funding of the losses for the period. Cash, cash equivalents and marketable securities, which decreased approximately $5.1 million during the period, were used to fund losses and to increase inventory by approximately $2.8 million as the Company has ramped up production of its newly introduced products. Also, accounts receivable increased by approximately $1.4 million due to the higher sales.

As of June 29, 2000, the Company had no debt outstanding. No borrowings were outstanding under the $400,000 German subsidiary line of credit. The Company did not renew its $4.0 million US line of credit line when it expired in May 2000 but intends to put into place a working capital credit line of a similar nature during the third or fourth quarter of 2000.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 2000 will be between $600,000 and $1.0 million. The Company believes that cash, cash equivalents and marketable securities will besufficient to meet current and anticipated future capital expenditures. Although the Company expects that such expenditures will be made, it has purchase commitments for only a small portion of this amount.

At June 29, 2000, the Company's material short-term unused sources of liquidity consisted of approximately $8.1 million in cash, cash equivalents and marketable securities and available borrowings of approximately $400,000 under its German subsidiary line of credit. The Company believes these sources and cash flow from operations will be sufficient to fund its working capital needs.

Share repurchase program

Under a previously announced share repurchase program, the Company is authorized to repurchase up to 1,123,800 shares (approximately 15.2%) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. As of June 29, 2000, the Company has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. The Company has not repurchased shares under this plan since the second quarter of 1997 although it still has the authority to do so.

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

European monetary conversion

On January 1, 1999, the European Economic and Monetary Union (the "EMU" introduced the Euro, which became a functional legal currency of the EMU countries. From 1999 to 2001 business in the EMU member states has been and will be conducted in both the existing national currency, such as the Franc or Deutsche Mark, and the Euro.

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

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders held on May 19, 2000, there were present in person or by proxy the holders of 7,027,259 shares of the 7,365,063 shares of Common Stock of the Corporation. Following are the matters ratified and the voting results:

(a) Election of a Board of Directors consisting of the following six (6) directors:

                  Name                         Votes For        Votes Withheld

                  Keith L. Barnes              6,999,519              27,740
                  Glen F. Ceiley               6,977,196              50,063
                  Daniel A. DiLeo              5,552,044           1,475,215
                  Paul A. Gary                 6,999,520              27,739
                  Frederick R. Hume            6,984,364              42,895
                  Edward D. Lazowska           6,998,119              29,140

(b) Approval of the Company's 2000 Stock Incentive Compensation Plan. Votes cast were 6,706,219 For, 286,985 Against, 34,055 Abstain and no Broker Non-votes.


Item 5.           Other Information

                  In May 2000 the Company's Board of Directors approved an amendment to the Company's By-Laws to increase the number of directors of the Company from five (5) to six (6).

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

DATED: August 3, 2000



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