Form 10-Q
period 2000-09-28
DATA I/O CORP
filed 2000-11-13
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the quarter ended SEPTEMBER 28, 2000 Commission File No. 0-10394



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


 7,430,807 shares of no par value Common Stock outstanding as of September 28, 2000


                                  Page 1 of 17
                            Exhibit Index on Page 16

                              DATA I/O CORPORATION

                                    FORM 10-Q
                    For the Quarter Ended September 28, 2000

                                      INDEX


Part I - Financial Information                                           Page

     Item 1.    Financial Statements (unaudited)                           3

     Item 2.    Management's Discussion and Analysis of Financial          9
                Condition and Results of Operations

     Item 3.    Quantitative and Qualitative Disclosure
                about Market Risk                                         13

Part II - Other Information

     Item 1.    Legal Proceedings                                         14

     Item 2.    Changes in Securities                                     14

     Item 3.    Defaults Upon Senior Securities                           14

     Item 4.    Submission of Matters to a Vote of Security Holders       14

     Item 5.    Other Information                                         14

     Item 6.    Exhibits and Reports on Form 8-K                          14



Signatures                                                                15

Exhibit Index                                                             16

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------
                                                                                   Sept. 28,                Dec. 30,
                                                                                      2000                    1999
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                                  (unaudited)              (note 1)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                         $2,232                 $3,597
     Marketable securities                                                              2,940                  9,614
     Trade accounts receivable, less allowance for
        doubtful accounts of $441 and $464                                              9,006                  5,548
     Inventories                                                                        9,932                  6,237
     Recoverable income taxes                                                              73                    205
     Other current assets                                                                 256                    545
                                                                                   -----------            -------------
        TOTAL CURRENT ASSETS                                                           24,439                 25,746

Property, plant and equipment - net                                                     2,110                  2,180
Other assets                                                                            1,416                  2,124
                                                                                   -----------            -------------
        TOTAL ASSETS                                                                  $27,965                $30,050
                                                                                   ===========            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                  $1,788                 $1,592
     Accrued compensation                                                               2,336                  2,080
     Deferred revenue                                                                   2,354                  2,626
     Other accrued liabilities                                                          2,037                  2,204
     Accrued costs of business restructuring                                              131                    493
     Income taxes payable                                                                 433                    572
                                                                                   -----------            -------------
        TOTAL CURRENT LIABILITIES                                                       9,079                  9,567

Deferred gain on sale of property                                                       2,177                  2,425
                                                                                   -----------            -------------
        TOTAL LIABILITIES                                                              11,256                 11,992

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                                        -                      -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,430,807
           and 7,290,165 shares                                                        18,107                 17,813
     Retained earnings                                                                 (1,273)                   366
     Accumulated other comprehensive income (loss)                                       (125)                  (121)
                                                                                   -----------            -------------
        TOTAL STOCKHOLDERS' EQUITY                                                     16,709                 18,058
                                                                                   -----------            -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $27,965                $30,050

See notes to consolidated financial statements.                                    ===========            =============


                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             Quarters Ended             Nine Months Ended
------------------------------------------------------------------------ ------------------------ -- -------------------------
                                                                         Sept. 28,     Sept. 30,     Sept. 28,      Sept. 30,
                                                                           2000          1999           2000          1999
------------------------------------------------------------------------ ---------- -- ---------- -- ----------- -- ----------
(in thousands, except per share data)
Net sales                                                                 $11,338        $9,439       $28,068        $26,137
Cost of goods sold                                                          5,963         5,404        15,441         13,982
                                                                         ----------    ----------    -----------    ----------
Gross margin                                                                5,375         4,035        12,627         12,155

Operating expenses:
     Research and development                                               2,360         2,265         6,893          6,228
     Selling, general and administrative                                    2,360         2,494         7,945          8,492
     Provision for business restructuring                                                                (255)          (215)
                                                                         ----------    ----------    -----------    ----------
         Total operating expenses                                           4,720         4,759        14,583         14,505

                                                                         ----------    ----------    -----------    ----------
         Operating income (loss)                                              655          (724)       (1,956)        (2,350)

Non-operating income (expense):
     Interest income                                                           94           174           399            577
     Interest expense                                                          (3)           (8)          (25)           (28)
     Foreign currency exchange                                                (11)           10           (25)            12
     Net gain on dispositions                                                   -                                      1,199
                                                                         ----------    ----------    -----------    ----------
         Total non-operating income                                            80           176           349          1,760

     Income (loss) from continuing operations
                                                                         ----------    ----------    -----------    ----------
         before income taxes                                                  735          (548)       (1,607)          (590)

Income tax expense (benefit)                                                    4            (8)           33             15
                                                                         ----------    ----------    -----------    ----------
Income (loss) from continuing operations                                      731          (540)       (1,640)          (605)

Income from discontinued operations, net of taxes                               -                           -            831
                                                                         ----------    ----------    -----------    ----------

Net income (loss)                                                            $731         ($540)      ($1,640)          $226
                                                                         ==========    ==========    ===========    ==========

Basic and diluted earnings (loss) per share:
     From continuing operations                                             $0.10        ($0.07)       ($0.22)        ($0.08)
     From discontinued operations                                            0.00          0.00          0.00           0.11
                                                                         ----------    ----------    -----------    ----------
     Total basic and diluted earnings (loss) per share                      $0.10        ($0.07)       ($0.22)         $0.03
                                                                         ==========    ==========    ===========    ==========

Weighted average shares outstanding                                         7,431         7,270         7,378          7,243
                                                                         ==========    ==========    ===========    ==========
Weighted average and potential shares outstanding                           7,642         7,270         7,378          7,243
                                                                         ==========    ==========    ===========    ==========
See notes to consolidated financial statements.


                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                               Sept. 28,          Sept. 30,
For the nine months ended                                                                         2000              1999
------------------------------------------------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
     Loss from continuing operations                                                             ($1,640)           ($605)
     Adjustments to reconcile loss from continuing
       operations to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                               1,603            1,597
       Net gain on dispositions                                                                        -           (1,199)
       Equity earnings from investee                                                                   -              (17)
       Deferred income taxes                                                                           -              404
       Deferred revenue                                                                             (272)            (521)
       Amortization of deferred gain on sale                                                        (248)            (247)
       Net change in:
          Trade accounts receivable                                                               (3,442)            (773)
          Inventories                                                                             (3,695)          (2,199)
          Recoverable income taxes                                                                   132            2,498
          Other current assets                                                                       289              658
          Business restructure                                                                      (362)          (1,715)
          Accounts payable and accrued liabilities                                                   152           (3,821)
                                                                                               -----------      --------------
     Cash used in operating activities of continuing operations                                   (7,483)          (5,940)
     Cash provided by operating activities of discontinued operations                                  -              831
                                                                                               -----------      --------------
     Net cash used in operating activities                                                        (7,483)          (5,109)

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                                     (850)            (977)
     Proceeds on sale of subsidiary                                                                    -               72
     Proceeds from sale of minority interest                                                           -            1,067
     Purchases of marketable securities                                                           (2,345)          (7,398)
     Proceeds from sales of marketable securities                                                  9,019           10,600
                                                                                               -----------      --------------
       Cash provided by investing activities                                                       5,824            3,364

FINANCING ACTIVITIES:
     Additions to (repayment of) notes payable                                                         -                6
     Sale of common stock                                                                            171              165
     Proceeds from exercise of stock options                                                         123                1
                                                                                               -----------      --------------
       Cash provided by in financing activities                                                      294              172

Increase (decrease) in cash and cash equivalents                                                  (1,365)          (1,573)

Effects of exchange rate changes on cash                                                               -              (92)
Cash and cash equivalents at beginning of year                                                     3,597            4,008
                                                                                               -----------      --------------
Cash and cash equivalents at end of period                                                        $2,232           $2,343
                                                                                               ===========      ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest                                                                                        $25             $112
     Income taxes                                                                                    $41             $104

See notes to consolidated financial statements.


                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 / FINANCIAL STATEMENT PREPARATION

The financial statements as of September 28, 2000 and September 30, 1999, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 30, 1999 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the nine months ended September 28, 2000 are not necessarily indicative of the results that may be expected for the year ending December 28, 2000. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 30, 1999.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 was amended by SAB 101A and SAB 101B which delayed the implementation date of SAB 101 for calendar year end reporting companies, including Data I/O Corporation, to the quarter ending December 28, 2000. The Company is currently evaluating SAB 101 and is uncertain as to what impact SAB 101 will have on its revenues and results of operations for the year ending
December 28, 2000, and subsequent periods. The impact of SAB 101 will be reported as a change in accounting principle in accordance with FASB Statement No. 3 and APB 20, and will be reflected in the Company's results of operations for the year ended December 28, 2000.

NOTE 2 / INVENTORIES

Inventories consisted of the following components (in thousands):

                                          Sept. 28                  Dec. 30,
                                            2000                      1999
                                     ----------------          ----------------
                  Raw material            $5,450                    $2,567
                  Work-in-process          2,595                     1,665
                  Finished goods           1,887                     2,005
                                     ----------------          ----------------
                                          $9,932                    $6,237
                                     ================          ================

NOTE 3 / PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                          Sept. 28,                 Dec. 30,
                                            2000                      1999
                                     ----------------          ----------------

Building and improvements              $    204                  $    179
                  Equipment              12,443                    12,030
                                     ---------------           ----------------
                                         12,647                    12,209
Less accumulated depreciation            10,537                    10,029
                                    ----------------           ----------------
                                        $ 2,110                   $ 2,180
                                    ================           ================

NOTE 4 / DISCONTINUED OPERATIONS

In November 1997 the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario Design Automation Division to MINC Washington Incorporated. This transaction discontinued the Synario Design
Automation Division operations of the Company. However, the Company received certain licensing revenues related to its Synario, ABEL and ECS products through the second quarter 1999, and recognized net earnings of $831,000 from source code sales and training and support services provided during the first nine months of 1999. Operating results of this discontinued division are classified as discontinued operations in the financial statements.

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

The total number of employees terminated due to the restructure was 133 (approximately 39% of the total workforce). Employees were terminated from almost all areas of the Company. Total involuntary termination benefits paid and charged against the restructure reserve were approximately $2.0 million. Total facility consolidation and abandonment costs incurred and charged against the restructure reserve were approximately $307,000. Other exit costs paid and charged against the restructure reserve, including legal and consulting fees, settlements with suppliers and fixed asset disposals, were approximately $1.7 million. The Company's activities under its restructuring plans are now substantially complete.

The Company reversed portions of the restructure reserve at two separate times as it became apparent that certain provisions made at the time the original restructure reserve was established in 1998 required adjusting as the restructuring plan was implemented. During the second quarter of 1999 the Company reversed $215,000 of restructure reserve due to the Company's settlement of certain supplier related claims for less than had been anticipated, and during the second quarter of 2000 the Company reversed $255,000 of restructure reserve primarily due to charges related to facility consolidations being less than had been anticipated. The remaining reserve at September 28, 2000 of $131,000 relates primarily to facility abandonment that will be paid out over the next eight quarters.

NOTE 6 / EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                      Third Quarter                First Nine Months
                                                                ---------------------------    --------------------------
                                                                   2000            1999           2000           1999
                                                                -----------     -----------    -----------    -----------
Numerator for basic and diluted earnings per share:
         Loss from continuing operations                              $731           ($540)       ($1,640)         ($605)
         Income from discontinued operations                             -                              -            831
                                                                -----------     -----------    -----------    -----------
         Net income (loss)                                            $731           ($540)       ($1,640)          $226
                                                                ===========     ===========    ===========    ===========
Denominator:
         Denominator for basic earnings per share -
                  weighted-average shares                            7,431           7,270          7,378          7,243
         Employee stock options (1)                                    211               -              -              -
                                                                -----------     -----------    -----------    -----------
         Denominator for diluted earnings per share -
                  adjusted weighted-average shares and
                  assumed conversions                                7,642           7,270          7,378          7,243
                                                                ===========     ===========    ===========    ===========
Basic earnings (loss) per share
         From continuing operations                                  $0.10          ($0.07)        ($0.22)        ($0.08)
         From discontinued operations                                 0.00           $0.00           0.00           0.11
                                                                -----------     -----------    -----------    -----------
         Total basic earnings (loss) per share                       $0.10          ($0.07)        ($0.22)         $0.03
                                                                ===========     ===========    ===========    ===========
Diluted earnings (loss) per share
         From continuing operations                                  $0.10          ($0.07)        ($0.22)        ($0.08)
         From discontinued operations                                 0.00           $0.00           0.00           0.11
                                                                -----------     -----------    -----------    -----------
         Total diluted earnings (loss) per share                     $0.10          ($0.07)        ($0.22)         $0.03
                                                                ===========     ===========    ===========    ===========

(1) Excludes 251,498 employee stock options which were antidilutive for the nine months ended September 28, 2000, and 13,346 and 14,873 which were antidilutive for the third quarter and the nine months ended
        September 30, 1999, respectively.


NOTE 7 / ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the first nine months of 2000 differed from the statutory 34% tax rate primarily due to the ability to reverse tax valuation allowances as operating income was recorded. Tax valuation reserves decreased by approximately $284,000 during the quarter. As of September 28, 2000 the Company has valuation reserves of $7,430,000.

NOTE 8 / COMPREHENSIVE INCOME

During the third quarter and the first nine months of 2000 and 1999 total comprehensive income (loss) was comprised of the following (in thousands):


                                                       For the Third Quarter                 For the Nine Months
                                                   -------------------------------    ----------------------------------
                                                       2000             1999              2000                1999
                                                   -------------    --------------    -----------------  ---------------

    Net income (loss)                                     $731            ($540)          ($1,640)            $226
    Foreign currency translation gain (loss)                 8                                 (4)              21
                                                   -------------    --------------    -------------      ---------------
    Total comprehensive income (loss)                     $739            ($540)          ($1,636)            $247
                                                   =============    ==============    =============      ===============


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

Net Sales

--------------------------------------------------------------------------------------------------------------------------------
 (in thousands)
                                                        Third Quarter                             First Nine Months
                                           -----------------------------------------  ------------------------------------------

 Net sales by product line                      2000         % Change       1999           2000         % Change        1999
 -----------------------------------------------------------------------------------  ------------------------------------------
 Non-automated programming systems              $4,143       (22.2%)        $5,325         $13,053      (18.3%)         $15,984

 Automated programming systems                   7,195        74.9%          4,114          15,015       47.9%           10,153

                                           -----------------------------------------  ------------  ----------------------------

 Total programming systems                     $11,338        20.1%         $9,439         $28,068        7.4%          $26,137
                                           =========================================  ==========================================

                                                         Third Quarter                             First Nine Months
                                           -----------------------------------------  ------------------------------------------

 Net sales by location                          2000          % Change      1999           2000         % Change        1999
 -----------------------------------------------------------------------------------  ------------------------------------------

 United States                                  $4,473         12.5%        $3,976         $11,276        (0.0%)        $11,281

    % of total                                   39.5%                       42.1%           40.2%                        43.1%

 International                                  $6,865         25.7%        $5,463         $16,792        13.0%         $14,856

    % of total                                   60.5%                       57.9%           59.8%                        56.9%

 -------------------------------------------------------------------------------------------------------------------------------

The increase in sales for the third quarter 2000 was primarily due to the increased shipments of the PP100 and the first shipments of the ProLINE-RoadRunner. The higher orders for the PP100 products are due primarily to the Company's new FlashTOP product that was introduced in February 2000. Sales of the Company's legacy non-automated programming systems decreased in the third quarter of 2000 compared with the third quarter of 1999 largely due to discontinued products and aftermarket for older products. Partially offsetting this were increased sales of the Company's Sprint non-automated programming system products. The Company expects the trend of increasing sales of manufacturing products to continue, both in dollars and as a percentage of the sales mix, particularly related to its newer automated programming systems products.

The Company has realized a negative impact from foreign currency translation during 2000 due primarily to the Euro or German Mark to U.S. Dollar exchange rate. The net impact of exchange rate changes on sales revenue during the first nine months of 2000 was approximately $700,000. When the U.S. Dollar is stronger, sales of the Company's products denominated in local currency translate into less U.S. Dollars. However, partially offsetting the negative revenue translation impact is the positive translation impact of local currency costs and expenses.

Gross Margin

                                                      Third Quarter                        First Nine Months
                                           ---------------------------------------------------------------------------
(in thousands)                                  2000                1999               2000               1999
----------------------------------------------------------------------------------------------------------------------
Gross Margin                                    $5,375              $4,035             $12,627            $12,155

Percentage of net sales                          47.4%              42.8%               45.0%              46.5%
----------------------------------------------------------------------------------------------------------------------

Gross margin improved both in dollars and as a percentage of sales for the third quarter of 2000 compared to the third quarter of 1999 due primarily to the increase in sales volume and to a shift in mix to higher sales of newer, higher margin products. For the same reasons, if the increase in sales volume and shift in mix continues, the company expects that it will achieve a 2 to 3 percentage point higher gross margin percentage during the next quarter.

Research and Development

                                                      Third Quarter                         First Nine Months
                                           ---------------------------------------------------------------------------
 (in thousands)                                  2000                1999                2000              1999
 ---------------------------------------------------------------------------------------------------------------------
 Research and development                       $2,360              $2,265              $6,893            $6,228

 Percentage of net sales                         20.8%              24.0%               24.6%              23.8%
 ---------------------------------------------------------------------------------------------------------------------

The increase in research and development spending for the third quarter of 2000 as compared to the third quarter of 1999 is primarily due to increased personnel costs and materials used in new projects. Spending in research and development is expected to continue at approximately the third quarter level during the remainder of 2000 as the Company continues to invest in new product development, new technologies and enhanced device support.

Selling, General and Administrative

                                                      Third Quarter                         First Nine Months
                                           ---------------------------------------------------------------------------
                                                 2000                1999                2000              1999
 ---------------------------------------------------------------------------------------------------------------------
 Selling, general & administrative              $2,360              $2,494              $7,945            $8,492

 Percentage of net sales                         20.8%              26.4%               28.3%              32.5%
 ---------------------------------------------------------------------------------------------------------------------

The lower amount of selling, general and administrative expenditures in the third quarter and first nine months of 2000 as compared with the same periods of 1999 is due primarily to lower spending due to reduction in incentives cost, temporarily lower headcount and sublease offset to rent expense, some items of which are permanent savings and some of which are a result of delays in expenditures. During the third quarter the company began implementing plans to sell mostly direct in the United States, Mexico and China where previously the Company had sold mostly through representatives and distributors.

                                                      Third Quarter                         First Nine Months
                                           ---------------------------------------------------------------------------
 (in thousands)                                  2000                1999                2000              1999
 ---------------------------------------------------------------------------------------------------------------------

 Interest income                                   $94               $174                $399              $577

 Interest expense                                  ($3)               ($8)               ($25)              ($28)
 ---------------------------------------------------------------------------------------------------------------------

The decrease in interest income for both the third quarter and first nine months of 2000 as compared to the same periods of 1999 is due to the decrease in cash, cash equivalents and marketable securities, which were primarily to the funding of operating losses inventories and receivables during the past five quarters.

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

Income Taxes

                                                      Third Quarter                         First Nine Months
                                           ---------------------------------------------------------------------------

 (in thousands)                                  2000                1999                2000              1999
 ---------------------------------------------------------------------------------------------------------------------
 Income tax expense (benefit) from

      continuing operations                       $4                 ($8)                $33                $15

 Effective tax rate                              0.5%                1.5%               (2.1%)            (2.5%)
 ---------------------------------------------------------------------------------------------------------------------

Tax expense recorded for both the third quarter and first nine months of 2000 was due to foreign taxes. The Company's effective tax rate for the third quarter of 2000 differed from the statutory 34% tax rate primarily due the ability to reverse tax valuation allowances as operating income was recorded and for the first nine months due to operating losses for which no tax benefit was recorded. Tax valuation reserves decreased by approximately $284,000 during the quarter. As of September 28, 2000 the Company has valuation reserves of $7,430,000.

Net Income and Earnings Per Share

                                                        Third Quarter                       First Nine Months
                                               -----------------------------------------------------------------------
(in thousands, except per share data)
                                                    2000              1999               2000               1999
----------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations            $731             ($540)            ($1,640)            ($605)
Percentage of net sales                             6.4%             (5.7%)             (5.8%)             (2.3%)
Basic and diluted earnings (loss) per share
     from continuing operations                    $0.10            ($0.07)             ($0.22)           ($0.03)
----------------------------------------------------------------------------------------------------------------------

The Company recognized net income from continuing operations for the third quarter of 2000 as compared to the loss from continuing operations recognized for the third quarter of 1999 due primarily to higher sales volume and gross margin improvement.

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

The total number of employees terminated due to the restructure was 133 (approximately 39% of the total workforce). Employees were terminated from almost all areas of the Company. Total involuntary termination benefits paid and charged against the restructure reserve were approximately $2.0 million. Total facility consolidation and abandonment costs incurred and charged against the restructure reserve were approximately $307,000. Other exit costs paid and charged against the restructure reserve, including legal and consulting fees, settlements with suppliers and fixed asset disposals, were approximately $1.7 million. The Company's activities under its restructuring plans are now substantially complete.

The Company reversed portions of the restructure reserve at two separate times as it became apparent that certain provisions made at the time the original restructure reserve was established in 1998 required adjusting as the restructuring plan was implemented. During the second quarter of 1999 the Company reversed $215,000 of restructure reserve due to the Company's settlement of certain supplier related claims for less than had been anticipated, and during the second quarter of 2000 the Company reversed $255,000 of restructure reserve primarily due to charges related to facility consolidations being less than had been anticipated. The remaining reserve at September 28, 2000 of $131,000 relates primarily to facility abandonment that will be paid out over the next eight quarters.

Discontinued Operations

In November 1997 the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario Design Automation Division to MINC Washington Incorporated. This transaction discontinued the Synario Design
Automation Division operations of the Company. However, the Company received certain licensing revenues related to its Synario, ABEL and ECS products through the third quarter 1999, and recognized net earnings of $326,000 from source code sales and training and support services provided during the first quarter 1999. Operating results of this discontinued division are classified as discontinued operations in the financial statements.

Financial Condition

Liquidity and Capital Resources

                                                                   Sept. 28,                                  Dec. 30,
(in thousands)                                                        2000                Change                1999
------------------------------------------------------------- --------------------- -------------------- -------------------

Working capital                                                  $15,360                  ($819)              $16,179
Total debt                                                           $0                     $0                   $0
------------------------------------------------------------- --------------------- -------------------- -------------------

Working capital decreased during the first nine months of 2000 primarily due to funding of the losses for the period. Cash, cash equivalents and marketable securities, which decreased approximately $8.0 million during the period, were used to increase inventory by approximately $3.7 million as the Company has ramped up production of its newly introduced products, increase accounts receivable by approximately $3.5 million due to the higher sales, and fund losses from operations.

As of September 28, 2000, the Company had no debt outstanding. No borrowings were outstanding under the approximately $400,000 German subsidiary line of credit. The Company did not renew its $4.0 million US line of credit line when it expired in May 2000.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 2000 will be less than $500,000. Although the Company expects to make the planned capital expenditures, it has purchase commitments for only a small portion of this amount.

At September 28, 2000, the Company's material short-term unused sources of liquidity consisted of approximately $5.2 million in cash, cash equivalents and marketable securities and available borrowings of approximately $400,000 under its German subsidiary line of credit. The Company believes these sources and cash flow from operations will be sufficient during 2000 to fund working capital needs.

Share  repurchase  program

Under a previously announced share repurchase program, the Company is authorized to repurchase up to 1,123,800 shares (approximately 15.2%) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. As of September 28, 2000, the Company has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. The Company has not repurchased shares under this plan since the third quarter of 1997 although it still has the authority to do so.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company currently uses only foreign currency hedge derivative instruments which, at a given date, are not material. However, the Company is exposed to interest rate risks. The Company generally invests in high-grade commercial paper with original maturity dates of twelve months or less and conservative conservative money market funds to minimize its exposure to interest rate risk on its marketable securities, which are classified as available-for-sale. The Company believes that the market risk arising from holdings of its financial instruments is not material. The Company's had approximately $2.9 million in marketable securities at September 28, 2000 and $9.6 million at December 30, 1999.

PART II - OTHER INFORMATION



Item 1.           Legal Proceedings

                  None

Item 2.           Changes in Securities

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

The Company has made changes in its management organization creating an Office of the President. This consists of Frederick Hume, President and Chief Executive, Joel Hatlen, Vice President and Chief Financial Officer, and Jim Rounds, Vice President and Chief Technical Officer (formerly Vice President and General Manager of Programming Systems). The Company has organized teams around four product lines (ProLine-RoadRunner, Off-line automated programming systems, UniSite programming systems, and Sprint programming systems) and four sales groups (Americas, Europe, Asia and Programmers On-line). Subsequent to the end of the quarter the Company is changing the role of Mark Edelsward and Helmut Adamski such that they will no longer be classified as executive officers. Mark Edelsward, formerly Vice President of Worldwide Sales, has the role of directing strategic alliances and Helmut Adamski, formerly Vice President and General Manager of Device Support, has the role of semiconductor relations.

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



                              DATA I/O CORPORATION
                                  (REGISTRANT)
DATED:   November 10, 2000



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