Form 10-K
period 2000-12-28
DATA I/O CORP
filed 2001-03-27
CIK 351998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the fiscal year ended December 28, 2000 Commission File No. 0-10394


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                   Aggregate market value of voting stock held
             by non-affiliates of the registrant as of March 7, 2001

                                   $19,372,928

  7,560,167 shares of no par value Common Stock outstanding as of March 7, 2001

                       Documents incorporated by reference

   Portions of the registrant's Proxy Statement relating to its May 16, 2001
     Annual Meeting of Stockholders are incorporated into Part III of this
                          Annual Report on Form 10-K.

                                  Page 1 of 54
                            Exhibit Index on Page 46

                              DATA I/O CORPORATION

                                    FORM 10-K
                   For the Fiscal Year Ended December 28, 2000

                                      INDEX


Part I                                                                   Page

     Item 1.    Business                                                   3

     Item 2.    Properties                                                13

     Item 3.    Legal Proceedings                                         14

     Item 4.    Submission of Matters to a Vote of Stockholders           14


Part II

     Item 5.    Market for Registrant's Common Stock and Related
                Stockholder Matters                                       14

     Item 6.    Selected Five-Year Financial Data                         14

     Item 7.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations             16

     Item 7A.   Quantitative and Qualitative Disclosure                   23
                About Market Risk

     Item 8.    Financial Statements and Supplementary Data               24

     Item 9.    Changes in and Disagreements with Accountants             45
                on Accounting and Financial Disclosures

Part III

     Item 10.   Directors and Executive Officers of the Registrant        45

     Item 11.   Executive Compensation                                    45

     Item 12.   Security Ownership of Certain Beneficial                  45
                Owners and Management

     Item 13.   Certain Relationships and Related Transactions            45


Part IV

     Item 14.   Exhibits, Financial Statement Schedules,                  45
                and Reports on Form 8-K


Signatures                                                                53

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

General

Data I/O-C- Corporation ("Data I/O" or the "Company") is engaged in the design, manufacture, and sale of programming systems that are used by designers and manufacturers of electronic products. The Company's programming system products are used to program integrated circuits ("ICs" or "devices" or "semiconductors") with the specific unique data for the product within which the ICs will be used, and are an important tool for the electronics industry which is experiencing growing use of programmable ICs. Data I/O markets and distributes its programming systems worldwide, and is a global leader in this market. The Company was incorporated in the state of Washington in 1969.

Business Restructuring Progress

During 2000, Data I/O continued to see the results of the restructuring that began in 1998. The Company was profitable the last two quarters of 2000. This reflects both the results of our restructuring efforts and the success the Company has had with its new product introductions. Data I/O continued to reduce its manufacturing costs by introducing lean manufacturing. Lean manufacturing was implemented by reorganizing the Redmond factory into manufacturing cells. In addition the Company broke-up support departments and moved those employees into the newly established operating groups. We believe this will serve to improve communications among the team members, resulting in reduced inventories, product lead times and waste.

The prior year 1999 was also a pivotal year for Data I/O. The accomplishments of 1999 significantly added to the foundation needed for a turnaround of the Company. The restructuring plan begun in 1998 resulted in a lower corporate cost structure, more focused and strategically oriented research and development spending, and the elimination of certain aging, lower-margin products during 1999. Also during 1999, the Company focused considerable effort toward integrating SMS Holding GmbH, Wangen, Germany ("SMS"), and the SMS products, which were acquired in November 1998, into its operations and its product lines.

The Company believes that progress made in these areas has positioned the Company for a successful turnaround. However, the Company cannot guarantee that the Company will continue to remain profitable, nor is there any assurance that the turnaround efforts will be successful.

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

Programmable ICs represent an approximately $13 billion segment of the semiconductor industry, and have grown more rapidly than the semiconductor industry as a whole in recent years. Programmable ICs offer advantages to the electronic product designer to bring products to market more quickly and inexpensively than using fixed-function ICs, and can offer the advantage of simpler product upgrades. Programmable ICs also offer attractive functionality to the user of the electronic product, such as storing personal information or customizing product functionality. As a result, use of programmable ICs is growing rapidly in both high-volume consumer electronic products and more complex electronic systems.

Due to this growth, there are currently over 100 vendors of programmable ICs, and thousands of different programmable ICs on the market, designed with a variety of different technologies developed by the different vendors. The technology trends driving the programmable IC market result in a broad range of requirements for programming information into these devices. These technology trends include high-density flash memory, complex and high pin-count programmable logic, small chip-scale packages, low-voltage operation, in-system programming protocols, and multiple semiconductor technologies requiring different programming methods. These technology advances require advanced programming equipment to support them.

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

Products

In order to accommodate the expanding variety of programmable ICs being manufactured today, the Company's programming systems must have the capability to program many different types of ICs. ICs vary in terms of technology, features and functions, package type, pin arrangement, and number of pins. The Company works closely with major manufacturers of programmable ICs to develop its products in accordance with these requirements. Many of these IC manufacturers endorse Data I/O's programming systems as equipment they recommend for end-user applications, as well as for use in their own environments. With their broad range of capabilities, some of Data I/O's systems can program more than 10,000 programmable ICs, which accounts for the vast majority of the types of programmable ICs currently available. Just as breadth of device support is a critical product feature, high performance is also a critical product feature, particularly to high-volume manufacturers using programmable ICs within their products. The Company has developed products to address the needs of these high volume customers as well.

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

Non-Automated Programming Systems

The Company's line of non-automated programming systems provides solutions for both engineering and low-to medium-volume manufacturing customers. Non-automated programming systems require a user to physically handle the ICs being programmed. These types of programmers are also sometimes referred to as "manual" or "desktop" programmers. The Company has three families of non-automated programmers: the Sprint, the UniSystem and the ChipWriter families.

Engineering customers typically use single-site programming systems during the prototype phase of a new design, and may purchase inexpensive systems for limited device needs or more expensive systems to support more complex devices or a large variety of device types. Single-site programming systems can perform programming on only one programmable IC at a time.

The Company offers a range of single-site programming systems. The Sprint family single-site models include the Plus 48 programmer and the Optima programmer. The Optima programmer offers a broader range of device package support than the Plus 48 by utilizing interchangeable TOPs and upgradeable pin drivers. The Company also offers two higher-end single-site models in its UniSystem family: the 3980 Programming System and the UniSite Universal Programming System. Both the 3980 and the Unisystem utilize the Company's proprietary socketing technology which permits the user to program the majority of IC package types. Pricing for the Company's non-automated programming systems range from just under $1,000 to approximately $23,000 for a fully loaded UniSite Universal Programming System.

Low- to medium-volume manufacturing customers often use multiple site (or gang or parallel) non-automated programming systems for increased programming capacity. These "multi-site" systems can program multiple devices simultaneously. The Company's Sprint family multi-site models include the Dual (two sites), the Quad (four sites) and the Octal (eight sites) programming systems, which sell from approximately $6,000 to $16,000. Each of these programmers are also sold with the Company's new Flashtop option which enables customers to increase their Flash memory programming capacity by a factor of four.

With the recent addition of Tasklink to the Sprint line of programmers, the Company's Tasklink software now supports all of the Company's proprietary non-automated programming systems.

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

The Company's PP100 automated programming system offers a range of programmer and device media options and requires limited floor space. The system can be configured with 4 to 12 programmer sites utilizing the same programmer technology as the Sprint family of programmers to support a wide range of programmable ICs including fine pitch logic devices. The PP100 utilizes precise pick-and-place technology, has optional marking capabilities, and can handle ICs in trays, tubes, or tape and reel media. System pricing starts at approximately $150,000. The PP100 has been installed in the facilities of consumer, medical and automotive electronics manufacturers, and is also supporting contract manufacturers and IC programming centers.

The Company also provides a complete line of labels for use with its automated programming systems. These labels are custom manufactured by the Company for the PP100 and its ProMaster products.

In the first quarter of 2000, the Company introduced a new automated programming system which employs a unique concept for in-line programming. These programmers, which mount onto insertion machines, allow the user to program flash memory chips immediately prior to their use. By programming the chips at the point of use, customers are able to avoid an off-line programming process, saving them both time and space, resulting in lower manufacturing costs. The ProLINE-RoadRunner targets high-volume production applications using high-density Flash memory devices, such as cellular telephones. The Company is working with the top Original Equipment Manufacturers (OEM) of Surface Mount Technology (SMT) equipment to create automated systems which are compatible with the OEM's equipment. By attaching directly to the automated insertion machines, the ProLINE-RoadRunner is able to do on-line programming without increasing the space required for manufacturing. By programming in-line, at the time of use, the ProLINE-RoadRunner can facilitate "lean" manufacturing techniques.

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

Customers

The Company sells its products to customers worldwide in a broad range of industries including telecommunications, consumer electronics, computers, test and measurement, medical, transportation, military, aerospace, electronic contract manufacturing, and semiconductors. These customers either design and/or manufacture electronic products that incorporate programmable ICs or provide IC programming services.

The Company believes that its most significant current market opportunity is with users of Flash memory programmable ICs. Flash memory has become the programmable technology of choice for many applications. As the technology improves, Flash memory will become denser, yielding higher capacity and lower cost per bit of information stored. The more dense Flash memory ICs become, the more important programming becomes to users of those ICs because it can become a bottleneck in the electronic product production line. The Company is focusing on solutions for its customers to address those manufacturing bottlenecks. The Company believes that the most significant users of Flash memory are the manufacturers of products for wireless communications, personal computers, automotive electronics and consumer products such as set-top boxes for cable television, but particularly cellular telephones.

During 2000, the Company sold products to over 2,500 customers throughout the world, one of whom accounted for 23% of the Company's net sales. No other customer accounted for more than 10% of the Company's net sales. None of the Company's independent distributors or representatives accounted for more than 5% of the Company's net sales.

Geographic Markets and Distribution

The Company markets and sells its products through a combination of direct sales, internal telesales, and indirect sales representatives and distributors. The Company continually evaluates its sales channels against its evolving markets and customers.

U.S. Sales

The Company markets its products throughout the U.S. using a variety of sales channels including its own field sales management personnel, independent sales representatives, and a direct telesales organization. The Company's U.S.
independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by the Company. Sales of the Company's semiconductor programming equipment products requiring installation by the Company that is other than perfunctory are recorded when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. Revenue from other product sales is recognized at the time of shipment. Revenue from the sale of service and update contracts is recorded as deferred revenue and recognized on a straight-line basis over the contractual period.

Foreign Sales

Foreign sales represented between 52%, 58% and 64% of net sales of programming systems in each of 1998, 1999, and 2000 (see Note 16 of "Notes to Consolidated Financial Statements"). Foreign sales are made through the Company's wholly owned subsidiaries in Germany, China and Canada, as well as through independent distributors and sales representatives located in 35 other countries. Sales made through foreign subsidiaries requiring installation by the Company that is other than perfunctory are recorded when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. Revenue from other product sales is recognized at the time of shipment. Revenue from the sale of service and update contracts is recorded as deferred revenue and recognized on a straight-line basis over the contractual period. The Company's independent foreign distributors purchase Data I/O products in U.S. Dollars for resale; the sale is recognized at the time of shipment to the distributor. Distributors are allowed to return a portion of their Data I/O product inventory for credit on future purchases, subject to limitations. As with U.S. sales representatives, sales made by international sales representatives are on an agency basis with shipments made directly to the customer by the Company. These sales are denominated in U.S. Dollars and are recognized upon shipment, if installation is perfunctory or does not need to be performed by the Company, or when the equipment is installed at the end-user's site, if installation is more than perfunctory and is to be performed by the Company, or in the case of an acceptance clause in the terms of the contract, upon acceptance.

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

Competition

The competitors in the market for programming systems are highly fragmented, consisting of a large number of companies in many regions of the world. The Company believes that it has a leading market share for programming systems, with approximately 25-30% of the total worldwide revenue. Although independent market information is not available, this estimate is based on internal analysis by the Company, supplemented with external research. Competitive factors include product features, programmable IC support, brand awareness and preference, price, ease of use, fit with customer's manufacturing process, quality, reliability, throughput, distribution channels, availability, post-sales support, and service. The Company's competitiveness depends on offering the most effective combination of these factors.

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

Certain customers are using their in-circuit test equipment to also program ICs after they have been assembled onto printed circuit boards. The Company believes that the trends in high-density Flash memory devices coupled with decreasing production cycle times make in-circuit test equipment unattractive in many high-volume applications, and therefore has introduced the ProLINE-RoadRunner in-line programming system. The high performance of the ProLINE-RoadRunner eliminates the programming bottlenecks caused by the ever-increasing densities of Flash memory devices.

Manufacturing, Raw Materials, and Backlog

During  2000,  Data I/O  conducted  manufacturing  operations  at its  principal facility in Redmond, Washington, where it manufactures automated and non-automated programming systems and in Amtzell, Germany where it manufactures adapters. In its manufacturing processes, the Company uses a combination of standard components, proprietary custom ICs and fabricated parts manufactured to Data I/O specifications. Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer subassemblies, custom ICs, hybrid circuits and connectors, are purchased from single sources. The Company believes that additional sources can be developed for present single-source components without significant difficulties in obtaining supplies. There can, however, be no assurance that single-source components will continue to be readily available. If we cannot develop alternative sources for these components, or if we experience deterioration in our relationship with these suppliers, there may be delays or reductions in product introductions or shipments, which may materially adversely affect our operating results. To best support its long-term direction, the Company continues to evaluate its manufacturing capabilities against future requirements for new products and technologies and the related investment required to enhance or upgrade capabilities versus its options for outsourcing. Manufacturing of the Sprint non-automated programming systems, which were integrated into the Data I/O product line during 1999 after the acquisition of SMS in November 1998 is currently provided by an outside supplier located in Germany. Shipments from the outside supplier are received at the Company's plant in Amtzell, Germany where they are combined with internally produced tops and adapters to complete the manufacturing process.

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty except for contracts calling for custom configuration. To date, such cancellations have not had a material effect on the Company's sales volume. To meet customers' fast delivery requirements, Data I/O manufactures certain of its products based upon a combination of backlog and anticipated orders. Most orders are scheduled for delivery within one to 60 days after receipt of order. The Company's backlog of pending orders was approximately $3.0 million, $1.7 million and $4.2 million as of December 28, 2000, December 30, 1999 and December 31, 1998, respectively. The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of the Company's business.

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

During 2000, 1999 and 1998 the Company made expenditures for research and development of $8,716,000, $8,403,000, and $9,109,000 respectively, representing 20.3%, 24.6%, and 25.8% of net sales, respectively.

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

The Company attempts to protect its rights in proprietary software products, including its Tasklink product, by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in its licenses, and by requiring its employees to execute non-disclosure agreements. The Company's software products are typically shipped in sealed packages on which notices are prominently displayed informing the end-user that, by breaking the seal of the packaging, the end-user agrees to be bound by the license agreement contained in the package. The license agreement includes limitations on the end-user's authorized use of the product, as well as restrictions on disclosure and transferability. The legal and practical enforceability and extent of liability for violations of license agreements that purport to become effective upon opening of a sealed package are unclear. The Company is not aware of any situation where a license agreement restricting an end-user's authorized use of a licensed product resulted in enforcement action. The Company's software products are not normally sold separately from sales of programming systems. However, on those occasions where software is sold separately, revenue is recognized when a sales agreement exists, when delivery has occurred, when our fee is fixed or determinable, and when collectibility is probable.

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

Employees

As of December 28, 2000, the Company had 224 total employees, of which 52 were located outside the U.S. The Company also utilizes independent contractors for specialty work, primarily in research and development, and utilizes temporary workers to adjust capacity to fluctuating demand. Many of Data I/O's employees are highly skilled and the Company's continued success will depend in part upon its ability to attract and retain employees who are in great demand within the industry. At times the Company, along with most other electronic equipment manufacturers and software developers, experiences difficulty in hiring and retaining experienced personnel, particularly in technical areas. There is no assurance that the Company will be able to attract and retain qualified personnel in the future. None of the Company's employees are represented by a collective bargaining unit and the Company believes relations with its employees are favorable.

Environmental Compliance

The Company's facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment. Compliance with environmental laws has not had, nor is it expected to have, a material effect on capital expenditures, the financial position, the results of operations or the competitive position of the Company.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of the Company as of March 7, 2001:

  Name                       Age          Position

  Frederick R. Hume          58           President and Chief Executive Officer


  Joel S. Hatlen             42           Vice President Finance
                                          Chief Financial Officer
                                          Secretary and Treasurer

  Jim Rounds                 52           Vice President
                                          Chief Technical Officer

  John Vicklund              55           Vice President Human Resources

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

John Vicklund joined the Company in January 2001 as Vice President of Human Resources. Prior to joining Data I/O Mr. Vicklund served as Director of Human Resources at Canyon Creek Cabinet Company. Mr. Vicklund also served as Director of Human Resources at Pacific Aerospace & Electronics, Inc., and Hatch & Kirk Inc. Mr. Vicklund served as a Project Coordinator for South King County Tech Prep Consortium. Mr. Vicklund was employed as Vice President of Human Resources at ELDEC for 20 years.

Cautionary Factors That May Affect Future Results

Our  disclosure  and  analysis  in  this  report  contain  some  forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. In particular, these include statements relating to future action, prospective products, new technologies, future performance or results of current and anticipated products, sales efforts, expenses, outsourcing of function, the outcome of contingencies, and financial results.

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

For example, we may encounter these problems:

o technical problems in the development of a new programming system platform or the robotics for new automated handling systems

o        inability to hire qualified personnel

o delays or failures to perform by third parties involved in our development projects

Our sales in the past three years have been significantly adversely affected by delays in developing and releasing new products. Some customers waited for our new products, while many others purchased products from our competitors. Delays in the completion and shipment of new products, or failure of customers to accept new products, may result in a decline in sales in 2001.

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

Competition

Technological advances have reduced the barriers of entry into the programming systems markets. We expect competition to increase from both established and emerging companies. Certain competitors have increased their market share in our business. We believe this is due in part to our product development delays. If we fail to compete successfully against current and future sources of competition, our profitability and financial performance will be adversely impacted.

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

Dependence on Suppliers

Certain parts used in our products are currently available from either a single supplier or from a limited number of suppliers. If we cannot develop alternative sources of these components, or if we experience deterioration in our relationship with these suppliers, there may be delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

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

Reliance on Third-Party Distribution Channels

We have an internal sales force and also utilize third-party representatives, and distributors. Therefore, the financial stability of these distributors is important to us. Highly skilled professional engineers use most of our products. To be effective, third-party distributors must possess significant technical, marketing and sales resources and must devote their resources to sales efforts, customer education, training and support. These required qualities limit the number of potential third-party distributors. Our business will suffer if we cannot attract and retain a sufficient number of qualified third-party distributors to market our products.

International Operations

International sales represented 64% of our net revenue for the fiscal year ended December 28, 2000. We expect that international sales will continue to be a significant portion of our net revenue. International sales may fluctuate due to various factors, including:

o           unexpected changes in regulatory requirements

o           tariffs and taxes

o           difficulties in staffing and managing foreign operations

o longer average payment cycles and difficulty in collecting accounts receivable

o           fluctuations in foreign currency exchange rates

o           impact of the Euro

o           compliance with applicable export licensing requirements

o           product safety and other certification requirements

o           political and economic instability

The European Community and European Free Trade Association have established certain electronic emission and product safety requirements ("CE"). Although all our products currently meet these requirements, failure to obtain either a CE certification or a waiver for any product may prevent us from marketing that product in Europe.

We operate subsidiaries in Germany, China and Canada. The operations in China opened during the third quarter of 2000. Our business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. Currency exchange fluctuations in Canada, China and Germany may adversely affect our investment in our subsidiaries.

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

o lack of acceptance of the acquired products by our sales channels or customers

o           entering markets where we have no or limited prior experience

o           potential loss of key employees of the acquired company

o           additional burden of support for an acquired programmer architecture

Future acquisitions may also impact our financial position. For example, we may use significant cash or incur additional debt, which would weaken our balance sheet. We may also capitalize goodwill and intangible assets acquired, the amortization of which would reduce our profitability. We cannot guarantee that future acquisitions will improve our business or operating results.

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

Item 2.  Properties

In May 1997, we completed the sale of the land and building comprising our Redmond, Washington corporate headquarters and are currently leasing the 96,000 square foot building on a 10-year leaseback agreement with an option to renew the lease for an additional 10 years. This lease required base annual rental payments in 2000 of approximately $981,000. See Note 7 of "Notes to Consolidated Financial Statements." As part of our restructuring plan implementation, we vacated one floor of the leased Redmond facility (approximately 25,000 square feet) and have sublet the majority of this space for a period of 28 months beginning January 1, 2000, at a rate of approximately $33,000 per month.

In addition to the Redmond facility, approximately 20,000 square feet is leased at four foreign locations including our Canadian sales and service office located in Mississauga, Ontario, our German sales, service and engineering operations located in Amtzell and Munich, Germany, and our sales and service office in Hong Kong, China. During the first quarter 2000, our Wangen operations moved from its 5,000 square foot leased facility to a new 11,000 square foot leased facility in Amtzell near Wangen. The lease for this new facility extends through March 2010. See Note 11 of "Notes to Consolidated Financial Statements."

Item 3.  Legal Proceedings

Data I/O is party in various legal proceedings, and in addition, there are various other contingent liabilities arising in the normal course of business. After consultation with legal counsel, management does not anticipate the disposition of these proceedings and contingent liabilities will have a material effect on the consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Stockholders

No matters were submitted for a vote of stockholders of the Company during the fourth quarter of the fiscal year ended December 28, 2000.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters

The following table shows, for the periods indicated, the market sales price range for the Company's common stock as reported by the NASDAQ National Market tier of The NASDAQ Stock Market (NASDAQ symbol is DAIO).

             Period                                      High          Low

2000         Fourth Quarter                              $5.25        $1.88
             Third Quarter                                4.88         3.63
             Second Quarter                               5.25         2.00
             First Quarter                                7.13         2.38
1999         Fourth Quarter                              $3.50        $1.06
             Third Quarter                                2.00         1.25
             Second Quarter                               1.47         1.00
             First Quarter                                2.75         1.25

The approximate number of shareholders of record and approximate number of beneficial shareholders of record on March 7, 2001 was 782 and 3,500, respectively.

Except for a special cash dividend of $4.15 per share paid on March 8, 1989, the Company has not paid cash dividends on its common stock and does not anticipate paying regular cash dividends in the foreseeable future.

Item 6.   Selected Five-Year Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101) in the fourth quarter of fiscal year 2000, effective beginning of the first quarter of fiscal year 2000. The pro forma information in the table below results from the adoption of SAB 101. Historical results are not necessarily indicative of future results.


                                                                                       Year Ended
-----------------------------------------------------------------------------------------------------------------------------
                                                               Dec. 28,      Dec. 30,     Dec. 31,    Dec. 25,    Dec. 26,
(in thousands, except employee and per share data)               2000          1999         1998        1997        1996
-----------------------------------------------------------------------------------------------------------------------------

For The Year:
     Net sales                                                   $42,909       $34,113       $35,338     $46,284     $48,860
     Cost of goods sold                                           22,760        17,948        24,933      22,748      25,934
                                                             ----------------------------------------------------------------
     Gross margin                                                 20,149        16,165        10,405      23,536      22,926
     Research and development                                      8,716         8,403         9,109       7,807       8,121
     Selling, general and administrative                          10,616        11,022        14,386      13,924      14,618
     Write-off acquired inprocess R&D (1)                              0             0         1,959           0           0
     Net provision for business restructuring (2)                   (255)         (215)        4,370           0           0
                                                             ----------------------------------------------------------------
     Operating income (loss)                                       1,072        (3,045)      (19,418)      1,805         187
     Non-operating income (expense)                                  876         1,920           952       2,757         (59)
                                                             ----------------------------------------------------------------

     Income (loss) from continuing operations before income
        taxes and cumulative effect of accounting change           1,948        (1,125)      (18,466)      4,562         128
     Income tax expense                                               36           (55)          (58)       (176)       (121)
                                                             ----------------------------------------------------------------
     Income (loss) from continuing operations , before
           cumulative effect of accounting                         1,912        (1,180)      (18,524)      4,386           7
     change
     Income (loss) from discontinued operations (3)                   90           831           894       7,114      (1,108)
     Cumulative effect of accounting change                       (2,531)            0             0           0           0
                                                             ----------------------------------------------------------------
     Net income (loss)                                             ($529)        ($349)     ($17,630)    $11,500     ($1,101)
     Pro forma net income (loss)                                               ($2,880)     ($17,630)    $11,500     ($1,101)
     ------------------------------------------------------------------------------------------------------------------------

At Year-end:
     Working capital                                             $16,792       $16,179       $15,084     $33,226     $10,054
     Total assets                                                $28,746       $30,050       $40,089     $57,736     $39,319
     Long-term debt                                                    0             0             0           0      $1,500
     Total debt                                                        0             0          $564      $2,000      $1,605
     Stockholders' equity                                        $18,039       $18,058       $18,909     $34,614     $22,559
     Number of employees from continuing operations                  224           199           270         328         332
-----------------------------------------------------------------------------------------------------------------------------

Common Stock Data (4):
     Basic earnings per share:
        From continuing operations, after taxes, before
           cumulative effect of accounting change                  $0.26        ($0.16)       ($2.59)      $0.63       $0.00
        Net income (loss)                                         ($0.07)       ($0.05)       ($2.46)      $1.66      ($0.16)
        Pro forma net income (loss)                                             ($0.40)       ($2.46)      $1.66      ($0.16)
     Diluted earnings per share:
          From continuing operations, after taxes, before
              cumulative effect of accounting change               $0.26        ($0.16)       ($2.59)      $0.62       $0.00
         Net income (loss)                                        ($0.07)       ($0.05)       ($2.46)      $1.62      ($0.16)
         Pro forma net income (loss)                                            ($0.40)       ($2.46)      $1.62      ($0.16)
     Book value per share at year-end                              $2.41         $2.48         $2.63       $4.92       $3.33
     Shares outstanding at year-end                                7,495         7,290         7,187       7,039       6,778
     Weighted-average basic shares outstanding                     7,405         7,254         7,154       6,909       6,857
     Weighted-average diluted shares outstanding                   7,405         7,254         7,154       7,087       7,035
-----------------------------------------------------------------------------------------------------------------------------

Key Ratios:
     Current ratio                                                  2.9           2.7           1.8         2.7         1.7
     Gross margin to sales                                         47.0%         47.4%         29.4%       50.9%       46.9%
     Operating income (loss) to sales                               2.5%         (8.9%)       (54.9%)       3.9%        0.4%
     Income (loss) from continuing operations to sales              4.5%         (3.5%)       (52.4%)       9.5%        0.0%
     Return on average stockholders' equity                        10.6%         (6.3%)       (63.5%)      16.8%        0.0%
-----------------------------------------------------------------------------------------------------------------------------

Footnotes:
(1) For further discussion, see Note 3 of "Notes to Consolidated Financial Statements."
(2) For further discussion, see Note 2 of "Notes to Consolidated Financial Statements."
(3) For further discussion, see Note 4 of "Notes to Consolidated Financial Statements."
(4) For further discussion, see Note 1 of "Notes to Consolidated Financial Statements."

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

BUSINESS RESTRUCTURING PROGRESS

During 2000, the Company continued to see the payoffs of its earlier restructuring efforts. The profits generated in the third and fourth quarters of the year were the result of the earlier restructuring efforts undertaken and new product sales. The remaining restructuring reserve of $117,000 relates to payments on abandoned lease space. The Company reversed $255,000 of reserves during the second quarter of 2000, primarily because costs accrued to abandon leased property and return leased property to its original condition were not required.

Results of Continuing Operations

For all periods presented in this section, results of operations reflect the classification of the Company's Semiconductor Equipment and Synario Design Automation Divisions as discontinued operations (see "Discontinued Operations").

Net Sales


(in thousands)
Net sales by product line:                       2000             Change            1999           Change          1998
-----------------------------------------------------------------------------------------------------------------------------

Non-automated programming systems               $17,672          (16.0%)          $21,043         (20.5%)       $26,459
Automated programming systems                    25,237           93.1%            13,070          47.2%          8,879
                                           ------------------                 -----------------               ---------------
Total Programming Systems Division              $42,909           25.8%           $34,113          (3.5%)       $35,338
                                           ==================                 =================               ===============

Net sales by location:
  United States                                 $15,588            8.8%           $14,330         (15.2%)       $16,900
      % of total                                 36.3%                             42.0%                          47.8%
  International                                 $27,321           38.1%           $19,783           7.3%        $18,438
      % of total                                 63.7%                             58.0%                          52.2%
-----------------------------------------------------------------------------------------------------------------------------

2000 vs. 1999

The Company adopted SAB 101 in the fourth quarter of fiscal year 2000, effective as of the beginning of the first quarter of fiscal year 2000. Year 2000 Net Sales were increased by $4,062,000, net of $575,000 as a result of adopting SAB
101. Of the increase in Net Sales of $4,637,000 due to the adoption of SAB 101, $4,579,000 relates to the finalization of installation of the PP100 product in accordance with agreed upon specifications, $4,425,000 of which relates to sales made by our German subsidiary. Including the effects of adopting SAB 101, sales increased by 26% from 1999 to 2000. Automated systems increased by $12,167,000 or 93%, primarily due to increased PP100 sales and the introduction of the ProLINE-RoadRunner. Sales of non-automated systems decreased by $3,371,000 or 16%, primarily due to a decline in sales of the Company's older non-automated programming systems. Sales of automated systems overtook non-automated systems for the first time in 2000. Automated systems are expected to continue to make-up a majority of Net Sales. The introduction of the ProLINE-RoadRunner is expected to add to automated sales as we continue to work with SMT equipment manufacturers and design ProLINE-RoadRunners to work with other versions of SMT equipment.

Product sales in the US increased by $1,300,000 or 8.8% in 2000. International sales increased $7,538,000 or 38.1%.

1999 vs. 1998

Overall sales decreased for the Company's programming system products during 1999 as compared to 1998. Overall orders during the year were essentially flat; increasing approximately 1% to $32.0 million compared with $31.5 million in 1998. Orders during 1999 for the Company's automated programming systems increased 93% compared to 1998. This increase was offset by an 18% decline in orders for the Company's non-automated programming systems.

The increase in sales and orders of the Company's automated programming systems is primarily attributable to the PP100-TM- automated programming system which was integrated into the Data I/O product line during the first half of 1999 following the acquisition of SMS in November 1998. The PP100 replaced the Company's PM970 fine pitch automated programming system. Sales during 1999 of the Company's non-automated programming systems decreased significantly compared to 1998 due to a decline in sales of the Company's older non-automated products, some of which have been discontinued, offset partially by sales of the SMS Sprint non-automated products which were integrated into the Data I/O product line during the first half of 1999 following the acquisition of SMS.

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


Gross Margin

 (in thousands)                       2000             Change              1999              Change              1998
-----------------------------------------------------------------------------------------------------------------------------

Gross margin                        $20,149             24.6%            $16,165             55.4%             $10,405
Percentage of net sales              47.0%                                47.4%                                 29.4%
-----------------------------------------------------------------------------------------------------------------------------

2000 vs. 1999

The Company adopted SAB 101 in the fourth quarter of fiscal year 2000, effective as of the beginning of the first quarter of fiscal year 2000. The 24.6% increase in gross margin from 1999 to 2000 is attributable to the 25.8% increase in revenue from year to year including the effects of adopting SAB 101. The net impact of the adoption of SAB 101 was to increase the gross margin in 2000 by $2,317,000.

1999 vs. 1998

The gross margin increased by $5,760,000 or 55% during 1999 compared to 1998. This increase is primarily due to $4.6 million of inventory reserves recorded during 1998 related to discontinued products as a result of the Company's restructuring activities (see "Business Restructuring Progress"). Also contributing to the increased gross margin as compared to 1998 was less spending during 1999 on PM970 customer support as this product became more stable, and lower overall costs in the manufacturing organization due to headcount reductions from the Company's restructuring.

Research and Development

 (in thousands)                       2000             Change              1999              Change              1998
-----------------------------------------------------------------------------------------------------------------------------

 Research and development            $8,716             3.7%              $8,403             (7.8%)             $9,109
 Percentage of net sales              20.3%                               24.6%                                 25.8%
-----------------------------------------------------------------------------------------------------------------------------

2000 vs. 1999

Research and Development (R&D) spending increased slightly in 2000 from the prior year. The $313,000 increase in spending is due to increased spending for device research and development for new products. The Company has committed to developing new products to upgrade its product offering. During 2000 the ProLINE-RoadRunner was introduced. The Company will continue to rollout new products to meet customer demands and replace products which no longer meet customer requirements. The R&D spending as a percentage of net sales decreased substantially as a result of flat spending and significantly increased revenues from year to year.

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

1999 vs. 1998

Research and Development spending decreased $700,000 or 8% in 1999 as compared with 1998. The Company initiated a restructuring plan in the third quarter of 1998 which resulted in certain new product development program cancellations and significant layoffs in the Redmond headquarters engineering staff in the third and fourth quarters of 1998, as well as the first quarter of 1999. Partially offsetting the cost reductions realized from the Company's restructuring activities were incremental research and development expenses in the Company's operations in Wangen, Germany, which were acquired in November 1998, and an increased investment in certain areas of new product development and software support during 1999. The November 1998 acquisition of SMS has also allowed the Company to reduce its emphasis on support of certain older products that have been replaced due to overlap with SMS products which were integrated into the Data I/O product line during the first half of 1999.

During 1999 the Company invested in its Sprint family of non-automated programmers and in the PP100 automated programming system, both of which were acquired with SMS in November 1998. The Company believes this investment was required to raise the level of performance of these products. Also during 1999 the Company invested substantial resources in the development of a new automated programming system that employs a unique concept for in-line programming using an on-line implementation. This product, called the ProLINE-RoadRunner, is targeted at high-volume production applications using high-density Flash memory, and was introduced in the first quarter of 2000.

At the time of the acquisition of SMS in 1998 the Company recognized a charge for in-process research and development of $2.0 million. During 1999 this research and development work continued although at a reduced pace as the majority of engineering resources were dedicated toward support and enhancement of existing products and the development of the ProLINE-RoadRunner, as described above.

Selling, General and Administrative

(in thousands)                                  2000           Change            1999           Change           1998
----------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative          $10,616          (3.7%)          $11,022          (23.4%)         $14,386
Percentage of net sales                       24.7%                            32.3%                            40.7%
----------------------------------------------------------------------------------------------------------------------------

2000 vs. 1999

Selling, General and Administrative (SG&A) expenses decreased both in dollars and as a percentage of net sales in 2000 compared to 1999. The total expenditures decreased $406,000 and as a percentage of net sales, expenditures dropped by 7.6%. Sales and marketing expenses were relatively flat year to year, the majority of the decrease in spending coming from general and administrative expenses due to one time cost reductions which occurred in the fourth quarter. As a result of moving from a self-insured medical plan to a medical plan covered by insurance, the Company was able to reduce the reserve established to cover medical payments for submitted claims. This one-time savings accounted for the majority of the savings from year to year.

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

Interest

 (in thousands)                                 2000           Change            1999           Change           1998
----------------------------------------------------------------------------------------------------------------------------

 Interest income                                $471            (36.4%)          $741            (51.0%)        $1,513
 Interest expense                              ($25)            (32.4%)         ($37)            (73.2%)         ($138)
----------------------------------------------------------------------------------------------------------------------------

2000 vs. 1999

The decrease in interest income for 2000 as compared to 1999 is due to the decrease in cash, cash equivalents and marketable securities, which were used to fund operating losses during the year.

1999 vs. 1998

The decrease in interest income for 1999 as compared to 1998 is due to the decrease in cash, cash equivalents and marketable securities, used to the fund operating losses and the purchase of SMS in the fourth quarter of 1998. The decrease in interest expense for 1999 as compared to 1998 is due primarily to the retirement of debt in 1998 and the repayment of the Company's Japan debt in February 1999.

Income Taxes

 (in thousands)                                 2000                             1999                            1998
----------------------------------------------------------------------------------------------------------------------------

 Income tax expense                             $36                              $55                              $58
 Effective tax rate                             1.8%                             4.9%                            0.3%
----------------------------------------------------------------------------------------------------------------------------

2000 vs. 1999

Income tax expense in 2000 relates entirely to foreign income taxes. For financial reporting purposes the Company has established tax valuation reserves against its deferred tax assets because of the uncertainty relating to the realization of such asset values. The Company had valuation allowances of $7.0 million at December 28, 2000 compared to $6.9 million at December 30, 1999.

1999 vs. 1998

Income tax expense in 1999 and 1998 relates primarily to foreign income taxes. The effective income tax rate for 1999 differed from the expected provision at the statutory 34% tax rate primarily due to the addition of tax valuation reserves. The increase in valuation reserves was due to an inability to record a benefit for deferred tax assets from temporary differences due to uncertainty regarding the Company's ability to utilize such assets(see Note 15 of "Notes to Consolidated Financial Statements"). The Company had valuation allowances of $6.9 million at December 30, 1999 compared to $5.9 million at December 31, 1998.

Sale Of Headquarters Property

In May 1997 the Company completed the sale of the land and building comprising its Redmond, Washington corporate headquarters and excess land that had been held for resale for approximately $13.8 million, less net transaction related expenses and reimbursements of approximately $400,000. The sale includes a 10-year leaseback of the building to the Company, with an option to renew the lease for an additional 10 years. The Company realized approximately $12 million in cash after payment of transaction fees and taxes. The sale resulted in an overall pre-tax gain of approximately $5.6 million, of which approximately $2.3 million related to the excess land was recognized in the second quarter of 1997. The remaining gain has been deferred and will be amortized over the life of the lease.

Discontinued Operations

Semiconductor Equipment Division

In November 1997, the Company sold the assets of its Semiconductor Equipment Division, Reel-Tech-TM- Inc., to General Scanning Inc., for $15.5 million, consisting of $12 million in cash, $2 million in common stock of General Scanning Inc. and $1.5 million in assumed liabilities. Operating results of the Semiconductor Equipment Division and the gain in 1997 and subsequent loss adjustment incurred in 1998 on the sale of this segment are as follows:


     (in thousands)                                               2000            1999            1998             1997
                                                               -----------     -----------      ----------     -------------

     Net sales                                                    $ 0             $ 0             $ 0            $7,640
                                                               ===========     ===========      ==========     =============

                                                                  $ 0             $ 0             $ 0           $   0
     Income from operations, net of income tax                                                                      926
     Gain (loss) on disposal, net of income tax                     0               0              (265)          8,329
                                                                                                               -------------
                                                               -----------     -----------      ----------
     Total income (loss) on discontinued segment                  $ 0             $ 0             ($265)         $9,255
                                                               ===========     ===========      ==========     =============

Synario-Registered Trademark- Design Automation Division

Also in November 1997, the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario-Registered Trademark- Design Automation Division. Under this licensing agreement, the Company's Electronic Design Automation (EDA) products were to be integrated and sold with the EDA product line of MINC Incorporated. This transaction discontinued the Synario Design Automation Division operations of the Company. Although the Company was entitled to receive certain licensing, source code and training and support services revenues related to certain of its former SDAD products through December 31,1999, during the second quarter 1999 the Company closed final settlements and transfer of its retained licensing rights. In the fourth quarter of 2000, $90,000 was reversed from a previously established accrual to reflect that the amount established in 1997 related to royalties would not be fully utilized. Operating results and the loss on the disposal of this segment are as follows:


     (in thousands)                                               2000            1999            1998             1997
                                                               -----------     -----------      ----------     -------------


     Net sales (1)                                                 $ 0            $944            $1,381            $7,172
                                                               ===========     ===========      ==========     =============


     Gain (loss) from operations, net of income tax                $90            $831            $1,344           ($1,358)
     Gain (loss) on disposal, net of income tax                                     0               (185)             (783)
                                                               -----------     -----------      ----------     -------------

     Total income (loss) on discontinued segment                    $90           $831            $1,159           ($2,141)
                                                               ===========     ===========      ==========     =============

      (1) All 1999 and 1998 net sales are for retained licensing rights. 1997 net sales includes $851,000 retained licensing rights recognized after the disposition in 1997.

Inflation and changes in Foreign currency exchange rates

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary's local currency and translated into U.S. Dollar amounts at average rates of exchange during the year. The Company recognized $430,000 in foreign currency transaction gains and $28,000 in foreign currency translation gains in 2000. The transaction gains result primarily from sales by the German subsidiary to its main customer which were invoiced in US dollars. The Company hedges its foreign currency exposure on sales of inventory and certain loans to its foreign subsidiaries through the use of foreign exchange contracts. See Note 1 of "Notes to Consolidated Financial Statements."

Financial Condition

Liquidity and Capital Resources


 (in thousands)                                 2000           Change           1999          Change           1998
----------------------------------------------------------------------------------------------------------------------------

 Working capital                              $16,792          $613           $16,179          $1,095        $15,084
 Total debt                                       0              0               0              ($564)          $564
----------------------------------------------------------------------------------------------------------------------------

In 2000, net cash used by operating activities was $7.5 million. Inventories increased by $2.9 million primarily due to the ramp up in the production of the ProLINE-RoadRunner automated programming system. Accounts Receivable increased by $5.1 million, due both to increased sales volume and slower payment trends by customers, primarily in Europe.

The Company experienced foreign currency transaction gains of $430,000 during 2000 versus a $1,000 gain in 1999. The substantial change was due to fluctuations in the German Mark during 2000.

The Company estimates that capital expenditures for property, plant and equipment during 2001 will be between $1.0 million and $2.0 million. Although the Company fully expects that such expenditures will be made, it had commitments for only $238,000 at December 28, 2000. Such expenditures are expected to be funded from existing and internally generated funds. The Company's U.S. secured line of credit matured in May 2000 and was not renewed. The Company's foreign line of credit for 600,000 Deutsche Marks was renewed in 2000 and expires in December 2002.

As a result of its significant product development, customer support, and selling and marketing efforts, the Company has required substantial working capital to fund its operations. Management believes that the Company has sufficient working capital available under its operating plan to fund its operations and capital requirements through at least December 31, 2001. Any substantial inability to achieve the current business plan could have a material adverse impact on the Company's financial position, liquidity, or results of operations and may require the Company to reduce expenditures and/or seek additional financing to enable it to continue operations through December 31, 2001.

Share repurchase  program

Under a previously announced share repurchase program, the Company is authorized to repurchase up to 1,123,800 shares (approximately 15.6%) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. As of December 28, 2000, the Company has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. The Company has not repurchased shares under this plan since the second quarter of 1997 although it still has the authority to do so.

General

Impact of Year 2000

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems. The Company continued to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000. No problems relating to Year 2000 issues were found during the year by the Company, and the Company experienced no difficulty with customers or vendors related to Year 2000 issues.

European monetary conversion

On January 1, 1999, the European Economic and Monetary Union (the "EMU") introduced the Euro, which became a functional legal currency of the EMU countries. From 1999 to 2001 businesses in the EMU member states will conduct transactions in both the existing national currency, such as the Franc or Deutsche Mark, and the Euro. As a result, companies operating in or conducting business in the EMU member states will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro.

The Company has taken certain steps to address this issue but continues to assess what further impact the EMU formation will have on both its internal systems and its products sold. The Company plans to take appropriate corrective actions based on the results of its continued assessment. The costs related to addressing this issue have not been determined, and management believes that this issue and its related costs will not have a material adverse effect on the Company's business, financial condition and operating results.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

The Company currently uses only foreign currency hedge derivative instruments, which, at a given date, are not material. However, the Company is exposed to interest rate risks. The Company generally invests in high-grade commercial paper with original maturity dates of twelve months or less and conservative money market funds to minimize its exposure to interest rate risk on its marketable securities, which are classified as available-for-sale as of December 28, 2000 and December 30, 1999. The Company believes that the market risk arising from holdings of its financial instruments is not material.

The table below provides information about the Company's marketable securities, including principal cash flows for 2001 and the related weighted average interest rates (in thousands):

                                                                 Estimated Fair                           Estimated Fair
                                                 Principal           Value at           Principal             Value at
                                                Cash Flows         December 28,        Cash Flows           December 30,
                                                 For 2001              2000             For 2000               1999
                                               --------------   ------------------     -------------      -----------------


     Corporate bonds                                $415              $415              $3,524                $3,536
                                                  6.410%                                 5.73%

     Medium- and short-term notes                    340               340               2,569                 2,576
                                                  6.442%                                 5.62%

     Euro-dollar bonds                             1,189             1,189               3,012                 3,018
                                                  6.565%                                 5.50%

     Zero coupon notes                                0                 0                  476                   484
                                                                                         4.85%
                                               --------------    ------------------ -------------      -----------------
     Total portfolio value                        $1,944            $1,944              $9,581                $9,614

In June 1998, the Company adopted SFAS No. 133, Accounting for Derivatives and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The adoption of this standard by the Company did not materially impact its consolidated financial statements.

The Company utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. The majority of these contracts hedge the foreign currency risk related to net asset or liability positions denominated in German Deutschmarks. Generally, these contracts have maturities less than one year and require the Company to exchange foreign currencies for U.S. dollars at maturity.

The Company does not hold or issue derivative financial instruments for trading purposes. The purpose of the Company's hedging activities is to reduce the risk that the eventual cash flows of the underlying assets, liabilities and firm commitments will be adversely affected by changes in exchange rates. The Company's derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments. However, the Company has entered into these instruments with creditworthy financial institutions and considers the risk of nonperformance to be remote.

Item 8.  Financial Statements and Supplementary Data

See pages 24 through 42.

--------------------------------------------------------------------------------

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

--------------------------------------------------------------------------------

To the Board of Directors and Stockholders
Data I/O Corporation

We have audited the accompanying consolidated balance sheets of Data I/O Corporation as of December 28, 2000 and December 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 28, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data I/O Corporation at December 28, 2000 and December 30, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 28, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2000 the Company changed its method of accounting for revenue recognition.

                                                          //S//Ernst & Young
                                                          Ernst & young LLP

Seattle, Washington
February 7, 2001

 -------------------------------------------------------------------------------

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


//S//Frederick R. Hume                                   //S//Joel S. Hatlen

FREDERICK R. HUME                                       Joel S. Hatlen
President and Chief Executive Officer                   Vice President Finance
                                                        Chief Financial Officer
                                                        Secretary and Treasurer

                               DATAI/O CORPORATION
                           CONSOLIDATED BALANCE SHEETS


----------------------------------------------------------------------------------------------------------------------
                                                                                     Dec. 28,              Dec. 30,
                                                                                       2000                  1999
----------------------------------------------------------------------------------------------------------------------

(in thousands, except share data)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $ 3,133              $  3,597
     Marketable securities                                                              1,944                 9,614
     Trade accounts receivable, net of allowance for
        doubtful accounts of $350 and $464                                             10,627                 5,548
     Inventories                                                                        9,166                 6,237
     Recoverable income taxes                                                              91                   205
     Other current assets                                                                 444                   545
                                                                                   -------------         -------------
        TOTAL CURRENT ASSETS                                                           25,405                25,746

Property, plant and equipment - net                                                     2,190                 2,180
Other assets                                                                            1,151                 2,124
                                                                                                         -------------
                                                                                   -------------
        TOTAL ASSETS                                                                  $28,746               $30,050
                                                                                   =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                  $1,674              $  1,592
     Accrued compensation                                                               2,073                 2,080
     Deferred revenue                                                                   2,637                 2,626
     Other accrued liabilities                                                          1,623                 2,204
     Accrued costs of business restructuring                                              117                   493
     Income taxes payable                                                                 489                   572
                                                                                   -------------         -------------
        TOTAL CURRENT LIABILITIES                                                       8,613                 9,567

Deferred gain on sale of property                                                       2,094                 2,425
                                                                                   -------------         -------------
                                                                                       10,707                11,992

COMMITMENTS

STOCKHOLDERS' EQUITY
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                                        0                     0
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,494,542
           and 7,290,165 shares                                                        18,292                17,813
     Retained earnings (deficit)                                                         (163)                  366
     Accumulated other comprehensive  loss                                                (90)                 (121)
                                                                                   -------------         -------------
        TOTAL STOCKHOLDERS' EQUITY                                                     18,039                18,058
                                                                                                         -------------
                                                                                   -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $28,746               $30,050
                                                                                   =============         =============

See notes to consolidated financial statements.

                              DATA I/O CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


--------------------------------------------------------------------------------------------------------------------------------
                                                                              Dec. 28,            Dec. 30,           Dec. 31,
For the years ended                                                             2000                1999               1998
--------------------------------------------------------------------------------------------------------------------------------

(in thousands, except per share data)

Net sales                                                                       $42,909             $34,113            $35,338
Cost of goods sold                                                               22,759              17,948             24,933
                                                                             -----------         ------------       ------------
Gross margin                                                                     20,149              16,165             10,405
                                                                             -----------         ------------       ------------

Operating expenses:
      Research and development                                                    8,716               8,403              9,109
      Selling, general and administrative                                        10,616              11,022             14,385
      Acquired inprocess research and development                                     0                   0              1,959
      Net provision (reversal) for business restructuring                          (255)               (215)             4,370
                                                                             -----------         ------------       ------------
         Total operating expenses                                                19,077              19,210             29,823
                                                                             -----------         ------------       ------------

         Operating income (loss)                                                  1,072              (3,045)           (19,418)

Non-operating income (expense):
      Interest income                                                               471                 741              1,513
      Interest expense                                                              (25)                (37)              (138)
      Foreign currency exchange                                                     430                   0                 (3)
      Gain (loss) on dispositions and other                                           0               1,216               (420)
                                                                             -----------         ------------       ------------
         Total non-operating income                                                 876               1,920                952
                                                                             -----------         ------------       ------------

Income (loss) from continuing operations before income taxes and
       cumulative effect of accounting change                                     1,948              (1,125)           (18,466)
Income tax expense                                                                  (36)                (55)               (58)
                                                                             -----------         ------------       ------------
Income (loss) from continuing operations before cumulative
        effect of accounting change                                               1,912              (1,180)           (18,524)
Discontinued operations, net of income taxes:
      Income from operations, net of income tax                                      90                 831              1,344
      Loss on disposals, net of income tax                                            0                   0               (450)
                                                                             -----------         ------------       ------------
         Income from discontinued operations                                         90                 831                894
Cumulative effect of accounting change, net of income tax                        (2,531)                  0                  0
                                                                             -----------         ------------       ------------
Net  loss                                                                         ($529)              ($349)          ($17,630)
                                                                             ===========
                                                                                                 ============       ============

Basic and diluted earnings (loss) per share:
      From continuing operations                                                  $0.26              ($0.16)            ($2.59)
      From discontinued operations                                                 0.01                0.11               0.13
      From cumulative effect of accounting change                                 (0.34)                  0                  0
                                                                             -----------         ------------       ------------
          Basic and diluted loss per share                                       ($0.07)             ($0.05)            ($2.46)
                                                                             ===========         ============       ============

Weighted-average basic and diluted shares outstanding                             7,405               7,254              7,154

Pro forma amounts assuming the accounting change is applied retroactively
        Net  loss                                                                                  ($2,880)          ($17,630)

        Net loss per share                                                                          ($0.40)            ($2.46)

                                    DATA I/O
                      CONSOLIDATED STATEMENT OF CASH FLOWS


---------------------------------------------------------------------------------------------------------------------------------
                                                                               Dec. 28,            Dec. 30,           Dec. 31,
For the years ended                                                              2000                1999               1998
---------------------------------------------------------------------------------------------------------------------------------

(in thousands)
OPERATING ACTIVITIES:
     Income (loss) from continuing operations                                   $1,912              ($1,180)          ($18,524)
     Adjustments to reconcile income (loss) from continuing
       operations to net cash provided by (used in) operating activities:
       Depreciation and amortization                                             2,074                2,145              2,077
       Write-off of acquired inprocess research and development                      0                    0              1,959
       Net (gain) loss on dispositions                                               0               (1,113)               355
       Equity income from and gain on sale of equity interest                        0                 (102)                64
       Deferred income taxes                                                         0                  391              2,710
       Amortization of deferred gain on sale                                      (331)                (329)              (329)
       Non-cash stock-based compensation expense                                     0                    0                583
       Inventory write-downs due to business restructure                             0                    0              4,557
       Net change in:
          Trade accounts receivable                                             (5,079)                (546)               315
          Inventories                                                           (2,929)              (1,969)              (841)
          Recoverable income taxes                                                 114                3,161             (3,366)
          Other current assets                                                     101                  532              2,793
          Accrued cost of business restructuring                                  (376)              (1,846)             2,339
          Accounts payable and accrued liabilities                                (589)              (4,838)            (1,632)
          Deferred revenue                                                          11                 (786)              (900)
                                                                            ----------------     --------------     -------------
     Cash used in operating activities of continuing operations                 (5,092)              (6,480)            (7,840)
     Cash provided by operating activities of discontinued operations               90                  831                894
     Cash used in cumulative effect of change in accounting principle                0                    0
                                                                            ----------------   --------------     -------------

          Net cash used in operating activities                                 (7,533)              (5,649)            (6,946)

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                 (1,111)              (1,245)              (482)
     Net proceeds on sale of subsidiary                                              0                   72                  0
     Acquisition of SMS GmbH and technology                                          0                    0             (5,224)
     Investment in JTAG Technologies                                                 0                1,067               (979)
     Purchases of available-for-sale securities                                 (2,346)              (8,610)           (20,717)
     Proceeds from sales of available-for-sale securities                       10,019               13,890             31,055
                                                                            ----------------     --------------     -------------
       Cash provided by investing activities                                     6,562                5,174              3,653

     Repayment of notes payable                                                      0                    0             (1,442)
     Sale of common stock                                                          171                  166                259
     Proceeds from exercise of stock options                                       308                   10                383
                                                                            ----------------     --------------     -------------
       Cash provided by (used in) financing activities                             479                  176               (800)
                                                                            ----------------     --------------     -------------

Decrease in cash and cash equivalents                                             (492)                (299)            (4,093)

Effects of exchange rate changes on cash                                            28                 (112)               (12)
Cash and cash equivalents at beginning of year                                   3,597                4,008              8,113
                                                                            ----------------     --------------     -------------
Cash and cash equivalents at end of year                                        $3,133             $  3,597           $  4,008
                                                                            ================     ==============     =============


                   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest                                                                      $25            $     116           $     88
     Income taxes                                                                  $41            $      71           $  2,145


See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          Accumulated
                                                                                             Other                 Total
                                                Common Stock             Retained        Comprehensive         Stockholders'
                                           ------------------------
                                             Shares        Amount        Earnings         Income (Loss)            Equity
                                           -----------    ----------    -----------     ------------------    -----------------

(in thousands, except share data)

Balance at December 26, 1997                7,038,786       $16,412      $18,345            ($143)                $34,614

Stock options exercised                        55,000           276           0                0                      276

Issuance of stock through
      Director Fee Plan                        20,932           107           0                0                      107

Issuance of stock through
      Employee Stock Purchase Plan             72,133           259           0                0                      259

Stock-based compensation                           0            583           0                0                      583

Comprehensive loss:
      Net loss                                     0             0       (17,630)               0                 (17,630)
      Translation adjustment                       0             0                                                    (32)
                                                                              0              (32)
      Unrealized gain on
         marketable securities                     0             0            0              732                      732

                                                                                                           -----------------
Total comprehensive loss                                                                                          (16,930)

                                           -----------    ----------    -----------     ------------------    -----------------
Balance at December 31, 1998                7,186,851        17,637          715               557                 18,909

Stock options exercised                         4,375            10           0                 0                      10

Issuance of stock through
      Employee Stock Purchase Plan             98,939           166           0                 0                     166

Comprehensive loss:
      Net loss                                     0             0          (349)                0                   (349)
      Translation Adjustment                       0             0            0                (35)                   (35)
       Cumulative translation gain
       realized on sale of foreign subsidiary      0             0            0               (643)                  (643)
                                                                                                              -----------------
Total comprehensive loss                                                                                           (1,027)
                                           -----------    ----------    -----------     ------------------    -----------------
Balance at December 30, 1999                7,290,165        17,813         366               (121)                18,058

Stock options exercised                        93,612           288          0                  0                     288

Issue of stock through
      Director Fee Plan                        14,228            20          0                  0                      20

Issuance of stock through
      Employee Stock Purchase Plan             96,537           171          0                  0                     171

Comprehensive loss:
      Net loss                                     0             0         (529)                0                    (529)
      Translation adjustment                       0             0           0                 28                     28
      Unrealized gains on marketable               0             0           0                  3                      3
      security
                                                                                                               -----------------
Total comprehensive loss                                                                                             (498)

                                           ------------    ----------    -----------     -----------------     -----------------
Balance at December 28, 2000                 7,494,542       $18,292       ($163)            ($90)                 $18,039
                                           ============    ==========    ===========     =================     =================

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Data I/O-Registered Trademark- Corporation ("Data I/O" or the "Company") is engaged in the design, manufacture, and sale of programming systems that are used by designers and manufacturers of electronic products. The Company's programming system products are used to program integrated circuits ("ICs" or "devices" or "semiconductors") with the specific unique data for the product within which the ICs will be used. Customers for the Company's programming system products are located around the world, primarily in the United States, Europe and the Far East. The Company's manufacturing operations are currently located in the United States and Germany. Manufacturing of the Company's Sprint non-automated programming systems is provided by an outside supplier located in Germany.

During 1997, the Company disposed of its Semiconductor Equipment and Synario Design Automation Divisions, which removed Electronic Design Software (EDA) software products and semiconductor equipment products from the Company's product offerings. See Note 4 - Discontinued Operations.

As a result of its significant product development, customer support, and selling and marketing efforts, the Company has required substantial working capital to fund its operations. Management believes that the Company has sufficient working capital available under its operating plan to fund its operations and capital requirements through at least December 31, 2001. Any substantial inability to achieve the current business plan could have a material adverse impact on the Company's financial position, liquidity, or result of operations and may require the Company to reduce expenditures and/or seek additional financing to enable it to continue operations through December 31, 2001.

Principles of Consolidation

The  consolidated   financial  statements  include  the  accounts  of  Data  I/O
Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reporting Period

The Company reports on a fifty-two, fifty-three week basis. Results of operations for 2000 and 1999 are for a fifty-two week period, whereas results for 1998 are for a fifty-three week period.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses of foreign subsidiaries are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to stockholders' equity, net of taxes. Realized and unrealized gains and losses resulting from the effects of changes in exchange rates on assets and liabilities denominated in foreign currencies are included in non-operating expense as foreign currency transaction gains and losses.

In an effort to minimize the effect of exchange rate fluctuations on the results of its operations, the Company hedges portions of its foreign currency exposure through the use of forward exchange contracts, none of which are speculative. At December 28, 2000, the Company had approximately $3,335,000 in six foreign exchange contracts outstanding, the fair value of which was a loss of $186,000. The contract terms are 60-167 days. The hedges are perfectly effective, as currency, settlement date and amount of the underlying receivables and of the forward contracts coincide, and as spot rates are the same for both the hedge and the hedged item.

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments with maturities of three months or less at date of purchase.

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

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, marketable securities and forward exchange contracts approximates fair value. The fair value of the Company's marketable securities is based upon the quoted market price on the last business day of the fiscal year plus accrued interest, if any.

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

Revenue Recognition

Sales of the Company's semiconductor programming equipment products requiring installation by the Company that is other than perfunctory are recorded when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. Revenue from other product sales is recognized at the time of shipment. Revenue from the sale of service and update contracts is recorded as deferred revenue and recognized on a straight-line basis over the contractual period.

The Company previously recognized revenue from product sales at the time of shipment, or at customer acceptance, if an acceptance clause was specified in the sales terms. Effective December 31, 1999, the Company changed its method of accounting for product sales requiring Company installation, when installation is other than perfunctory, to recognize such revenues when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The cumulative effect on prior years resulted in a charge to income of $2,531,000 (or $0.34 per share, basic and diluted). The effect of the change on the year ended December 28, 2000 was to increase income before the cumulative effect of the accounting change by $2.3 million ($0.31 per share, basic and diluted) in 2000, and to decrease income by $2.5 million ($0.35 per share, basic and diluted) in 1999. There was no tax impact as of a result of the change in accounting principle, as all affected jurisdictions have net operating loss carryforwards.

The Company recognized $58,000 in revenue in the quarter ended March 30, 2000, $2,936,000 in revenue in the quarter ended June 29, 2000 and $1,643,000 in revenue in the quarter ended September 28, 2000, that was included in the cumulative effect adjustment as of December 31, 1999. The effect of that revenue was to increase income by $34,000 in the first quarter, by $1,736,000 in the second quarter and by $761,000 in the third quarter of 2000.

Research and Development

Research and development costs are expensed as incurred.

Advertising Expense

The Company expenses advertising costs as incurred. Total advertising expenses related to continuing operations were $904,000, $1,212,000 and $1,121,000 in 2000, 1999, and 1998, respectively.

Warranty Expense

The Company warrants its products against defects for periods ranging from ninety days to one year. The Company provides currently for the estimated cost that may be incurred under its product warranties.

Earnings (Loss) Per Share

Basic earnings per share exclude any dilutive effects of stock options. Basic earnings per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Diversification of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company's cash, cash equivalents and marketable securities consist of high quality financial instruments. The Company's trade receivables are geographically dispersed and include customers in many different industries. Management believes that any risk of loss is significantly reduced due to the diversity of its end-customers and geographic sales areas; however, of the trade accounts receivable at December 28, 2000, 24% are due from a single customer. The Company performs on-going credit evaluations of its customers' financial condition and requires collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

Derivatives

In June 1998, the Company adopted SFAS No. 133, Accounting for Derivatives and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The adoption of this standard by the Company did not materially impact its consolidated financial statements.

The Company utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by the Company are fair value hedges. Generally, these contracts have maturities less than one year and require the Company to exchange foreign currencies for U.S. dollars at maturity. The fair value of open hedge contracts as of December 28, 2000 is a loss of $186,000 and is included in accounts payable on the balance sheet.

The Company does not hold or issue derivative financial instruments for trading purposes. The purpose of the Company's hedging activities is to reduce the risk that the eventual cash flows of the underlying assets, liabilities and firm commitments will be adversely affected by changes in exchange rates. The Company's derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts. However, the Company has entered into these instruments with creditworthy financial institutions and considers the risk of nonperformance to be remote.

NOTE 2  PROVISION FOR BUSINESS RESTRUCTURING

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

An analysis of the restructuring is as follows (in thousands):


                                                            Reserve                    Reserve                    Reserve
                                                           Balance at       1999      Balance at      2000      Balance at
 Description                                                12/31/98      Activity     12/30/99     Activity     12/28/00
 ----------------                                       ----------------- ---------- ------------- ----------- --------------

 Downsizing U.S. Operations:
      Employee severance                                     $1,050        $1,024       $ 26           $26         $ 0

      Fixed asset write-offs                                    269           218         51            51           0

      Redmond facility consolidation and abandonment            256           108        148            41          107

      Supplier-related settlements                              249           249         0             0            0

      Consulting and legal expenses                              22            22         0             0            0

      Other                                                      14            14         0             0            0

 Downsizing foreign subsidiaries                                479           211        268           258          10

                                                        ----------------- ---------- ------------- ----------- --------------
 Total                                                       $2,339        $1,846       $493          $376         $117
                                                        ================= ========== ============= =========== ==============

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

In the table above, the 1999 activity primarily represents actual amounts paid out. However, because certain categories of the original reserve established in 1998 have proven to cost more than the original estimate, such as the facility abandonment related to the Company's leased Redmond facility, and certain categories have proven to cost less than the original estimate, such as the fixed asset write-offs related to the manufacturing outsourcing program, portions of the reserve have also been reclassified between categories.
Furthermore, during the first quarter of 1999, due in large part to the Company's settlement of certain supplier related claims for less than had been anticipated, reserves of approximately $215,000 were reversed. The remaining reserves outstanding at December 28, 2000 relate primarily to facility abandonment.

The amounts shown for 2000 activity were paid out in 2000 with the exception of $255,000 for the downsizing of foreign subsidiaries. This amount was released into income in 2000, primarily because costs accrued to abandon leased property and return leased property to its original condition were not required.

Related primarily to its restructuring plan, the Company recorded inventory reserves during the third and fourth quarters of 1998 of approximately $4.6 million on products that were discontinued as a result of the business restructuring. The related charges were included in cost of goods sold.

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

NOTE 4 - DISCONTINUED OPERATIONS

In November 1997, the Company sold the assets of its Semiconductor Manufacturing Equipment Division, Reel-Tech-Registered Trademark- Inc., to General Scanning Inc., for $15.5 million, consisting of $12 million in cash, $2 million in stock and $1.5 million in assumed liabilities. The consolidated financial statements include the results of operations of Reel-Tech, Inc. since the acquisition of this business on August 31, 1995. Also in November 1997, the Company entered into a licensing agreement and an agreement to sell certain assets of its Synario-Registered Trademark- Design Automation Division. Under this licensing agreement, the Company's Electronic Design Automation (EDA) products were to be integrated and sold with the EDA product line of MINC Incorporated. This transaction discontinued the Synario Design Automation Division operations of the Company. Although the Company was entitled to receive certain licensing, source code and training and support services revenues related to certain of its former SDAD products through December 31, 1999, during the second quarter 1999 the Company closed final settlements and transfer of its retained licensing rights. In the fourth quarter of 2000, $90,000 was reversed from a previously established accrual to reflect that the amount established in 1997 related to royalties would not be fully utilized.

The income from operations of these discontinued segments has been accounted for as discontinued operations, and accordingly, their operations are segregated in the accompanying statements of operations. Operating results of the discontinued segments and the gain (loss) on the sale of these segments are as follows:

Semiconductor Equipment Division

                                                                                     Year Ended December
                                                               ------------------------------------------------------------
(in thousands)                                                    2000            1999             1998            1997
                                                               -----------     -----------      -----------     -----------

     Net sales (as previously reported)                           $ 0           $   0              $  0            $7,640
                                                               ===========     ===========      ===========     ===========

     Income from operations before income taxes                     0               0                 0               926
     Income tax expense                                             0               0                 0                0
                                                               -----------     -----------      -----------     -----------
     Income from operations                                         0               0                 0               926
                                                               -----------     -----------      -----------     -----------
     Gain (loss) on disposal before income taxes                    0               0               (25)           10,422
     Income tax expense                                             0               0                              (2,093)
                                                                                                   (240)
                                                               -----------      ----------      -----------     -----------
     Gain (loss) on disposal                                        0               0              (265)            8,329
                                                               -----------      ----------      -----------     -----------
     Total income (loss) from discontinued segment               $  0             $ 0             ($265)           $9,255
                                                               ===========      ==========      ===========     ===========


     Synario Design Automation Division                                            Year Ended December
     ----------------------------------------                  ------------------------------------------------------------
     (in thousands)                                               2000            1999             1998            1997
                                                               -----------      ---------      -----------     -----------


     Net sales (1)  (as previously reported)                    $   0             $944            $1,381          $7,172
                                                               ===========      ==========      ===========     ===========

     Income (loss) from operations before income taxes             90              831             1,344          (2,088)
     Income tax benefit                                             0                0                 0             730
                                                               -----------      ----------      -----------     -----------
     Income (loss) from operations                              $  90             $831            $1,344          (1,358)

                                                               -----------      ----------      -----------     -----------
     Gain/(loss) on disposal before income taxes                    0                0              (185)          (1,205)
     Income tax benefit                                             0                0                0               422
                                                               -----------      ----------      -----------     -----------
     Gain/(loss) on disposal                                        0                0              (185)            (783)
                                                               -----------      ----------      -----------     -----------

     Total income (loss) from discontinued segment               $ 90             $831           $1,159           ($2,141)
                                                               ===========      ==========      ===========     ===========

      (1) All 1999 and 1998 net sales are for retained licensing rights. 1997 net sales includes $851,000 retained licensing rights recognized after the disposition in 1997.

NOTE 5 - MARKETABLE SECURITIES

The estimated fair value of marketable securities consisted of the following (in thousands):

                                                Dec. 28,           Dec. 30,
                                                  2000               1999
                                             -------------      -------------

Corporate bonds                                   $ 415            $3,536
Medium- and short-term notes                        340             2,576
Euro-dollar bonds                                 1,189             3,018
Zero coupon bonds                                   0                 484
                                              -------------      -------------
                                                 $1,944            $9,614
                                              =============      =============

At December 28, 2000, cost approximated market value for the Company's portfolio of marketable securities and there were no significant unrealized gains or losses. Market value as of the balance sheet date is estimated based on the interest rate carried on the investment instrument and the current interest rate. The cost of securities sold is determined by the specific identification method.

NOTE 6 - INVENTORIES

Net inventories consisted of the following components (in thousands):

                                               Dec. 28,           Dec. 30,
                                                 2000               1999
                                           --------------     --------------

Raw material                                    $4,526             $2,567
Work-in-process                                  2,756              1,665
Finished goods                                   1,884              2,005
                                           --------------     --------------

                                                $9,166             $6,237
                                           ==============     ==============

Reserves for excess and obsolete inventory are $2,587,000 and $4,569,000 at December 28, 2000 and December 30, 1999, respectively. Freight expense for incoming raw materials and freight out for product shipments is charged to cost of goods sold.

Certain parts used in our products are currently available from either a single supplier or from a limited number of suppliers. If we cannot develop alternative sources for these components, or if we experience deterioration in our relationship with these suppliers, there may be delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

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

NOTE 7 - SALE OF LAND

In May 1997, the Company completed the sale of the land and building comprising its Redmond, Washington, corporate headquarters for $13.8 million, less net transaction-related expenses and reimbursements of approximately $400,000. The sale includes a 10-year leaseback of the building to the Company, with an option to renew the lease for an additional 10 years. The Company realized $12 million in cash after payment of transaction fees and taxes. The sale represented an overall pre-tax gain to the Company of $5.6 million. Of this amount, $2.3 million was recognized in 1997, with the remainder to be amortized over the life of the lease.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

                                                 Dec. 28,           Dec. 30,
                                                   2000               1999
                                              --------------     --------------

Building and improvements                        $  205              $ 179
Equipment                                        12,703             12,030
                                              --------------     --------------
                                                 12,908             12,209

Less accumulated depreciation                    10,718             10,029
                                              --------------     --------------

Property, plant and equipment - net           $   2,190             $2,180
                                              ==============     ==============

Total depreciation recorded for 2000, 1999 and 1998 was $1,036,000, $1,084,000, and $1,678,000 respectively.

NOTE 9 - OTHER ASSETS

Other assets consisted of the following components (in thousands):

                                                Dec. 28,           Dec. 30,
                                                  2000               1999
                                              --------------     --------------

          Long-term lease                       $   66              $  0


          Investment in product lines: SMS       3,272               3,272
                                                 3,338               3,272
          Less accumulated a                     2,187               1,148
                                           --------------     --------------

          Other assets                         $ 1,151              $2,124
                                           ==============     ==============

Total amortization recorded for 2000, 1999 and 1998 was $1,038,000, $1,061,000, and $399,000 respectively.

Investment in Product Lines: SMS

In November 1998, the Company acquired SMS Holding GmbH (see Note 3 - Acquisition of SMS Holding GmbH). In related transactions, the Company acquired a license to the technology, manufacturing and worldwide distribution rights to Unmanned Solutions' AH 400 robotic handler, which is used in the SMS fine pitch automated programming system. Of the total acquisition costs of these transactions, approximately $3.3 million of developed technology and other various intangible assets are reported as Other Assets in the accompanying balance sheets and are being amortized ratably over the economic life of the specific assets acquired (three to five years). The net book value of the assets capitalized in Other Assets related to this acquisition is $1.2 million and $2.1 million at December 28, 2000 and December 30, 1999, respectively.

Investment in JTAG Technologies

In April 1998, the Company signed an agreement for a strategic alliance with JTAG Technologies; a Netherlands-based manufacturer and developer of boundary scan test and programming solutions. Under the terms of the agreement, the Company purchased a one-third interest in JTAG Technologies for approximately $979,000, and began selling in-system programming products under the Data I/O name. During the second quarter of 1999 the Company sold its minority interest in JTAG Technologies back to JTAG Holdings BV for $1,067,000 and recognized a gain on disposal of $85,000. At that time the Company also terminated its distribution agreement with JTAG due to the Company's low sales volume of JTAG products.

NOTE 10 - COMMITMENTS

The Company has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more are as follows (in thousands):

                           2001                   $1,263
                           2002                    1,321
                           2003                    1,318
                           2004                    1,284
                           2005                    1,277
                         Thereafter                1,570
                                               -------------
                         Total                    $8,033
                                               =============

Lease and rental  expense was  $1,348,000,  $1,383,000,  and $1,335,000 in 2000,
1999 and 1998, respectively. The Company has renewal options on substantially all of its major leases. The initial lease on the Redmond facility expires on December 31, 2006. So long as the Company is not in material default of the terms of the lease nor has there been a material adverse change in the financial condition of the Company, then the Company has the option to extend the lease for an additional five years on the same terms as the balance of the lease, except the rent shall be at the then prevailing fair market rental rate. The Company will also have the right for a second five-year extension by giving written notice at least six months prior to the end of the first extension.

As part of its restructuring plan implementation, the Company vacated one floor of its leased Redmond facility (approximately 25,000 square feet) and has sublet the majority of this space for a period of 28 months beginning January 1, 2000. This sublease income of approximately $33,000 per month is not reflected in the table above.

NOTE 11 - STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 28, 2000, there were 1,419,623 shares of common stock reserved for issuance of which 290,873 shares are available for future grant under the Company's employee stock option plans. Pursuant to these plans, options are granted to officers and key employees of the Company with exercise prices equal to the fair market value of the common stock at the date of grant and generally vest over four years. Certain options granted during 1998 and 1999 vest over two years. Options granted under the plans generally have a maximum term of six years from the date of grant except for certain options granted in January 1999 that have a maximum term of ten years.

On May 19, 2000, the shareholders of the Company approved the 2000 Stock Incentive Compensation Plan which provides for the issuance of up to an additional 300,000 shares of common stock pursuant to incentive stock options, nonqualified stock options, stock appreciation rights, stock awards, or other stock-based awards.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 2000, 1999 and 1998 a total of 96,537, 98,939 and 72,133 shares, respectively, were purchased under the plan at average prices of $1.78, $1.69 and $3.58 per share, respectively. At December 28, 2000, a total of 137,203 shares were reserved for future issuance.

Stock Appreciation Rights Plan

The Company has a Stock Appreciation Rights Plan ("SAR") under which each director, executive officer or holder of 10% or more of the Company's common stock has a SAR with respect to each exercisable stock option. The SAR entitles the SAR holder to receive cash from the Company for the difference between the market value of the stock and the exercise price of the option in lieu of exercising the related option. SARs are only exercisable following a tender offer or exchange offer for the Company's stock, or following approval by stockholders of the Company of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than 50% of the common shares outstanding. As no event has occurred which would make the SARs exercisable, and no such event is deemed probable, no compensation expense has been recorded under this plan.

Director Fee Plan

The Company has a Director Fee Plan, which provides for payment to directors who are not employees of Data I/O Corporation by delivery of shares of the Company's common stock. For directors' service for 1999, a total of 14,228 shares were issued under the plan at a weighted average price of $1.41. Such shares were issued in the year following the year of service. No shares were issued from the plan to directors for 2000 or 1998 board service. Compensation expense recorded in 1999 related to the share issues was $20,000.

Retirement Savings Plan

The Company has a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 17% of their pre-tax salary, subject to IRS limitations. In fiscal years 2000, 1999 and 1998, the Company contributed one dollar for each dollar contributed by a participant, with a maximum contribution of 4% of a participant's earnings. The Company's matching contribution expense for the savings plan was approximately $275,000, $262,000 and $315,000 in 2000, 1999 and 1998, respectively.

Share Repurchase Program

Under a previously announced share repurchase program, the Company is authorized to repurchase up to 1,123,800 shares (approximately 15.5%) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. As of December 28, 2000, the Company has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. The Company has not repurchased shares under this plan since the second quarter of 1997, although it still has the authority to do so.

NOTE 12 - STOCK-BASED COMPENSATION

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options, employee stock purchase plan options and directors' fee shares under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:


                                      Employee Stock                   Employee Stock                       Director
                                         Options                        Purchase Plan                       Fee Plan
                              -------------------------------  --------------------------------  -------------------------------
                                2000       1999       1998       2000       1999       1998        2000       1999       1998
                              ---------  ---------  ---------  ---------  ---------  ----------  ---------  ---------  ---------

Risk-free interest rates       5.65%      5.66%      4.90%      5.94%      5.19%       5.48%      5.65%      5.66%      5.52%
Volatility factors              0.63       0.54       1.86       0.63       0.54       1.86        0.63       0.54       1.86
Expected life of the option
     in years                   4.31       5.48       5.02       0.5        0.50       0.50        1.00       1.00       5.13
Expected dividend yield         None       None       None       None       None       None        None       None       None

For purposes of pro forma disclosures, the estimated fair value of the options granted, which is estimated to be $2.05, $1.19 and $1.86 per share for 2000, 1999 and 1998, respectively, is amortized to expense over the options' vesting period. During the phase in period of Statement 123, which has been applied only for options granted after 1994, the effects of applying the Statement for providing pro forma disclosure are not indicative of future amounts until the new rules are applied to all outstanding nonvested awards.

The Company's pro forma information follows (in thousands, except per share data):

                                                                             Year Ended December
                                                                      -------------------------------------------------
                                                                           2000            1999             1998
                                                                      ---------------  ----------------  --------------

                  Net  loss - as reported                                  ($529)        ($  349)         ($17,630)
                  Net loss - pro forma                                   ($1,202)        ($1,009)         ($18,856)

                  Diluted loss per share - as reported                    ($0.07)         ($0.05)          ($2.46)
                  Diluted loss per share - pro forma                      ($0.16)         ($0.14)          ($2.64)


A summary of the Company's stock option activity, and related information follows:



                                           December 28, 2000               December 30, 1999             December 31, 1998
                                       ---------------------------     --------------------------    ---------------------------
                                                      Weighted-                      Weighted-                     Weighted-
                                                       Average                        Average                       Average
                                                      Exercise                       Exercise                      Exercise
                                        Options         Price          Options         Price         Options         Price
                                     -------------- --------------  -------------- -------------- -------------- --------------

Outstanding - beginning of year          946,325         $2.57        1,249,750         $3.51        917,000          $4.82

    Granted                              327,500          4.00          521,750          2.15      1,307,975           3.90
    Exercised                            (99,877)         2.41           (4,375)         2.09        (55,000)          4.41
    Expired or forfeited                 (45,198)         3.06         (820,800)         3.74       (920,225)          5.31
                                     --------------                 --------------                ------------
Outstanding - end of year              1,128,750          2.98          946,325          2.57      1,249,750           3.51
                                     ==============                 ==============                ============

Exercisable at end of year               500,876          2.90          299,608          3.03        420,938           3.86

Options granted and expired include options that were repriced during 1998. In August 1998, the Company canceled and regranted at a lower exercise price 469,125 options, which included most options that had an exercise price greater than $3.60 at that time. The exercise price of those options regranted was $3.48. In addition, in May 1998, the Company canceled and regranted 214,000 options granted to the CEO at the time of his hiring.

The following table summarizes information about stock options outstanding at December 28, 2000:

                                         Options Outstanding                             Options Exercisable
                        ------------------------------------------------------    ----------------------------------
                                             Weighted-
                                              Average           Weighted-                             Weighted-
                            Number           Remaining           Average             Number            Average
      Range of          Outstanding at      Contractual          Exercise        Exercisable at       Exercise
   Exercise Prices         12/28/00        Life in Years          Price             12/28/00            Price
                       ----------------- ------------------ -------------------  ---------------- ------------------

    $1.33 - $1.75           225,000            4.15                $1.72              68,750             $1.70
    $2.38 - $2.45           330,000            5.35                $2.42             201,250             $2.40
    $2.63 - $3.47           185,750            5.92                $3.45               1,188             $3.00
    $3.48 - $6.22           388,000            3.87                $3.97             231,688             $3.67
                       -----------------                                         ----------------
    $1.33 - $6.22         1,128,750            4.70                $2.98             500,876             $2.90
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

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Ending accumulated balances for each item in accumulated other comprehensive loss are as follows:


(in thousands)                                                                   December 28,       December 30,
                                                                                     2000               1999
                                                                                ------------------- -----------------

Unrealized currency loss                                                             ($93)            ($ 121)
Unrealized gain on marketable securities                                                3                 0
                                                                               -------------------  -----------------
Total accumulated other comprehensive loss                                           ($90)            ($ 121)


NOTE 14 - EARNINGS PER SHARE Earnings per share as presented on the statement of operations exclude employee stock options that were antidilutive of 251,498, 20,516 and 70,489 in 2000, 1999 and 1998 respectively.

NOTE 15 - INCOME TAXES

Components of income (loss) from continuing operations before taxes:

                                                                                 Year Ended December
                                                                         ---------------------------------------------------
(in thousands)                                                               2000               1999              1998
                                                                        ---------------    ---------------   ----------------

     U.S. operations                                                          $1,615           ($1,194)         ($16,750)
     Foreign operations                                                          333                69            (1,716)
                                                                        ---------------    ---------------   ----------------
                                                                              $1,948           ($1,125)         ($18,466)
                                                                        ===============    ===============   ================

Income tax expense (benefit) consists of:
     Current tax expense (benefit):
         U.S. federal                                                         $ 0              ($  398)        ($  2,719)
         State                                                                  0                    7                28
         Foreign                                                                  36                55                58
                                                                        ---------------    ---------------   ----------------

                                                                                  36              (336)           (2,633)
     Deferred tax expense (benefit) - U.S. federal                              0                  391             2,691
                                                                        ---------------    ---------------   ----------------
            Total income tax expense                                        $     36         $      55       $        58
                                                                        ===============    ===============   ================

For federal income tax purposes, a deduction is received for stock option compensation gains. The benefit of this deduction, which is recorded in common stock, was $78,000, $1,000, and $35,000 in 2000, 1999 and 1998, respectively.

A reconciliation of the Company's effective income tax rate and the U.S.federal tax rate is as follows:

                                                                                          Year Ended December
                                                                          ----------------------------------------------------
                                                                             2000               1999               1998
                                                                          --------------- ---------------    ---------------
         Statutory rate                                                      34.0%             (34.0%)            (34.0%)
         Foreign Sales Corporation tax benefit                               (5.3)              (3.1)              (0.7)
         State and foreign income tax, net of
            federal income tax benefit                                        0.3               (9.3)               2.0
         Valuation allowance for deferred tax assets                        (27.9)              32.2               32.9
         Stock based compensation expense                                       0               17.6                  0
         Other                                                                0.7                1.5                0.1
                                                                        ---------------    ---------------    ---------------
                                                                              1.8%               4.9%               0.3%
                                                                        ===============    ===============    ===============

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                           Dec. 28,           Dec. 30,
                                                                             2000               1999
                                                                        ---------------  ----------------

Deferred income tax assets:
     Allowance for doubtful accounts                                        $   95           $     95
     Inventory and product return reserves                                   1,610              2,346
     Compensation accruals                                                     195                171
     Accrued liabilities                                                     1,217              1,245
     Book-over-tax depreciation and amortization                               815                753
     Foreign net operating loss carryforwards                                    0              1,171
     US net operating loss carryforwards and credit carryforwards            2,702                989
     Other, net                                                                348                146
                                                                        ---------------    ----------------

                                                                             6,982              6,916
     Valuation allowance                                                    (6,982)            (6,916)
                                                                        ---------------    ----------------
         Total deferred income tax assets                                $       0          $       0
                                                                        ===============    ================


The valuation allowance for deferred tax assets increased $66,000 and $971,000 during the years ended December 28, 2000 and December 30, 1999 respectively, due primarily to the taxable losses and to credit carryforwards generated in those years. The net operating loss carryforwards include $230,000 of stock option deductions. The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding the Company's ability to utilize such assets in future years. Credit carryforwards consist primarily of research and development and alternative minimum tax credits. Net operating loss carryforwards expire in 2020.

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

In 2000 one customer accounted for 23% of the Compan's consolidated revenues. No one customer accounted for more than 10% of the Company's revenues in 1999 and 1998. Major operations outside the U.S. include sales and service support subsidiaries in Germany, and in Japan through February 1999. Sales and support offices in China were established in the third quarter of 2000. The Company sold its Japan sales and service subsidiary in February 1999 for a gain of $1,113,000 which was primarily non-cash.

Geographic information of the continuing operations for the three years ended December 28, 2000 is presented in the table that follows. Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. Export sales are subject to U.S. Department of Commerce regulations, and to the market conditions in the countries in which the products are sold. For purposes of the table below, the profit on the transfers between geographic areas has been shown in operating income in the geographic area where the final sale to non-affiliated customers took place. Certain general corporate expenses are charged to the U.S. segment. Identifiable assets are those assets that can be directly associated with a particular geographic area.

                                                                                Year Ended December
                                                         ------------------------------------------------------------------
    (in thousands)                                            2000                    1999                      1998
                                                         ---------------          --------------           ----------------
   Net sales:
     U.S.                                                     $15,588                   $14,330                  $16,900
     Europe                                                    19,678                    12,598                    9,533
     Rest of World                                              7,643                     7,185                    8,905
                                                         ---------------          --------------           ----------------
                                                              $42,909                   $34,113                  $35,338
                                                         ===============          ==============           ================

    Operating income (loss) from continuing operations:
      U.S.                                                   ($3,070)                   ($2,637)                ($14,839)
      Europe                                                   3,968                   (     68)              (    2,838)
      Rest of World                                              174                   (    340)              (    1,741)
                                                         ---------------          --------------           ----------------
                                                              $1,072                    ($3,045)                ($19,418)
                                                         ===============          ==============           ================

Identifiable assets of the continuing operations:
      U.S.                                                   $17,808                    $24,077                  $31,097
      Europe                                                   7,692                      4,232                    5,702
      Rest of World                                            3,246                      1,741                    3,290
                                                         ---------------          --------------           ----------------
                                                             $28,746                    $30,050                  $40,089
                                                         ===============          ==============           ================

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth unaudited selected quarterly financial data for the Company for 2000 and 1999. Although the Company's business is not seasonal, growth rates of sales and earnings have varied from quarter to quarter as a result of factors such as stocking orders from international distributors, the timing of new product introductions, business acquisitions and dispositions, business restructuring, and short-term industry and general U.S. and international economic conditions. Information as to any one or more quarters is, therefore, not necessarily indicative of trends in the Company's business or profitability.

(in thousands except per share data)                                           Year Ended December 1999
                                                           -----------------------------------------------------------------
For the quarters ended                                      Apr. 1(1)        July 1(2)         Sept. 30          Dec. 30
                                                               (2)
                                                           -------------    -------------    -------------     -------------

     Net sales                                                 $7,758           $8,939           $9,439            $7,977
     Gross margin                                               3,657            4,463            4,035             4,010
     Income (loss) from continuing operations                      38             (104)            (540)             (574)
     Income from discontinued operations                          326              505                0                 0
     Net income (loss)                                            364              401             (540)             (574)
     Diluted earnings (loss) per share from continuing
      operations (3)                                          ($ 0.01)         ($ 0.01)         ($ 0.07)          ($ 0.08)

     Diluted earnings (loss) per share (3)                     $ 0.05           $ 0.06          ($ 0.07)          ($ 0.08)

(in thousands except per share data)                                          Year Ended December 2000
                                                           -----------------------------------------------------------------
For the quarters ended:                                      Mar. 30          Mar. 30          June 28           June 28
                                                           -------------    -------------    -------------     -------------
                                                                As               As               As                As
                                                            previously      Restated (4)      previously       Restated (4)
                                                             reported                          reported
                                                           -------------    -------------    -------------     -------------
     Net sales                                                 $6,602           $5,630          $10,128           $14,094
     Gross margin                                               2,658            2,248            4,593             6,774
     Income from continuing operations before cumu-
           lative effect of change in accounting principle     (2,127)          (2,536)            (214)            1,966
     Income from discontinued operations                            0                0                0                 0
     Cumulative effect of change in accounting
            principle                                               0           (2,531)               0                 0
     Net income (loss)                                         (2,140)          (5,080)            (231)            1,949
     Diluted loss per share from continuing
      operations (3)                                           ($0.29)          ($0.35)          ($0.03)            $0.27
     Diluted loss per share (3)                                ($0.09)          ($0.70)          ($0.03)            $0.26


(in thousands except per share data)                                          Year Ended December 2000
                                                           -----------------------------------------------------------------
For the quarters ended:                                      Sept. 28         Sept. 28         Dec. 28
                                                           -------------    -------------    -------------
                                                                As               As               As
                                                            previously      Restated (4)       Reported
                                                             reported
                                                           -------------    -------------    -------------

     Net sales                                                $11,338          $12,981          $10,204
     Gross margin                                               5,375            6,136            4,991
     Income from continuing operations before cumu-               735            1,495            1,023
            lative effect of change in accounting
     principle
     Income from discontinued operations                            0                0               90
     Cumulative effect of change in accounting
            principle                                               0                0                0
     Net income (loss)                                            731            1,491            1,111
     Diluted earnings per share from continuing
          operations (3)                                        $0.10            $0.20            $0.20

     Diluted earnings per share (3)                             $0.10            $0.20            $0.20

(1) During the first quarter of 1999, the Company sold its Japan sales subsidiary to Synchro-Work Corporation, one of its sub-distributors in Japan, for total consideration of approximately $100,000. The sale resulted in a gain before taxes of approximately $1.1 million primarily due to previously unrecognized accumulated currency translation.

(2) During the first and second quarters of 1999, the Company realized licensing revenues related to its Synario Design Automation Division. This Division was disposed of during 1997, however certain licensing rights were retained. Related to these licensing revenues the Company recognized net earnings of $326,000 and $505,000 in the first and second quarters, respectively.

(3) The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

(4) The restatement is due to the Company's adoption of SAB 101.

NOTE 18 - LONG-TERM DEBT

The Company has a 600,000 German Mark line of credit maturing in December 2002 with a rate of 8.5%. Nothing was borrowed against the line of credit as of December 28, 2000 and the Company has no long-term debt outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding the Registrant's directors is set forth under "Election of Directors" in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 16, 2001 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of the Company's year-end. Information regarding the Registrant's executive officers is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Registrant."

Item 11.  Executive Compensation

Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 16, 2001 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." Such Proxy Statement will be filed within 120 days of the Company's year-end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 16, 2001 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Voting Securities and Principal Holders." Such Proxy Statement will be filed within 120 days of the Company's year-end.

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

(10) Service Agreement with Helmut Adamski.  See Exhibit 10.28.

(11) Employment Agreement with Helmut Adamski.  See Exhibit 10.29.

(12) Letter Agreement with Jim Rounds.  See exhibit 10.31.

(13) Letter Agreement with David C. Bullis as amended and supplemented. See exhibit 10.32.

(14) Letter Agreement with Frederick R. Hume.  See exhibit 10.35.

(a)  List of Documents Filed as a Part of This Report:                    Page

     (1)  Index to Financial Statements:

            Report of Ernst & Young LLP, Independent Auditors               24

            Report of Management 24

            Consolidated Balance Sheets as of December 28, 2000             25
            and December 30, 1999

            Consolidated Statements of Operations for each of               26
            the three years ended December 28, 2000

            Consolidated Statements of Cash Flows for each of               28
            the three years ended December 28, 2000

            Consolidated Statements of Stockholders' Equity for             28
            each of the three years ended December 28, 2000

            Notes to Consolidated Financial Statements                      29

(2)  Index to Financial Statement Schedules:

          Schedule II - Consolidated Valuation and Qualifying Accounts      51

          All other schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

     (3)  Index to Exhibits:

            Plan of Acquisition, Reorganization, Arrangement,
            Liquidation or Succession:

               2.1    Subsidiary Technology Purchase Agreement dated as
                      of November 19, 1998 between SMS-Mikrocomputer-Systeme GmbH and Data I/O Corporation (Incorporated by reference to Exhibit 2.1 of the Company's 1998 Annual Report on
                      Form 10-K  (File No. 0-10394)).                       N/A

               2.2    Excalibur Technology Purchase Agreement dated as
                      of November 19, 1998 between SMS Holding GmbH and
                      Data I/O Corporation (Incorporated by reference to
                      Exhibit 2.2 of the Company"s 1998 Annual Report on
                      Form 10-K  (File No. 0-10394)).                       N/A

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

               10.3   First Amendment to the Data I/O Tax Deferred
                      Retirement Plan (Incorporated by reference to
                      Exhibit 10.21 of the Company's 1994 Annual Report
                      on Form 10K (File No.0-10394)).                       N/A

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

               10.11  Letter dated as of February 17, 1997, Second
                      Amendment and extension of the Closing Date under
                      that certain Purchase and Sale Agreement dated as
                      of July 9, 1996.(Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.34 of the Company's 1996 Annual Report on Form 10K
                      (File No. 0-10394)).                                  N/A

               10.12  Third Amendment to the Data I/O Tax Deferred
                      Retirement Plan (Incorporated by reference to
                      Exhibit 10.35 of the Company's 1996 Annual Report
                      on Form 10K (File No. 0-10394)).                      N/A

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

               10.33  Stock Purchase Agreement dated February 12, 1999
                      between Data I/O Corporation and Synchro-Work
                      Corporation.                                          N/A

               10.34  Sublease dated December 22, 1999 between Data I/O
                      Corporation and Imandi.com, Inc.                      N/A

               10.35  Letter Agreement with Fred R. Hume dated
                      January 29, 1999.                                     N/A

               10.36  Letter Agreement dated May 28, 1999, among
                      Data I/O Corporation, JTAG Technologies B.V.,
                      and JTAG Holding B.V.                                 N/A

               10.37  Amendment, dated May 28, 1999, to the business
                      loan agreement dated April 24, 1996,
                      with Seattle First National Bank, and
                      Loan Modification Agreement, dated May 11, 1999,
                      to the Promissory Note dated December 22, 1998.       N/A

          21   Subsidiaries of the Registrant                                52

          23   Consent of Ernst & Young LLP, Independent Auditors            53

(b)  Form 8-K:

            None

                                 DATA I/O CORPORATION

          SCHEDULE II  CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                                 Charged/
                                                                (Credited)
                                              Balance at         to Costs                            Balance at
                                               Beginning            and          Deductions-           End of
                                               of Period         Expenses          Describe            Period
                                            ----------------  ----------------  ---------------  --------------------
(in thousands)

Year Ended December 31, 1998:
     Reserves and allowances
        deducted from asset accounts:
        Allowance for bad debts                  $ 394           $     94         ($    43) (1)        $  445
        Inventory reserves                      $1,648              4,529 (3)     ($   209) (2)        $5,968

Year Ended December 30, 1999:
     Reserves and allowances
        deducted from asset accounts:
        Allowance for bad debts                  $ 445           $     44         ($    25) (1)         $ 464
        Inventory reserves                      $5,968           $    502 (3)     ( $1,901) (2)        $4,569

Year Ended December 28, 2000:
     Reserves and allowances
        deducted from asset accounts:
        Allowance for bad debts                  $ 464           $     24         ($   138) (1)         $ 350
        Inventory reserves                      $4,569           $    438 (3)     ($ 2,420) (2)        $2,587

(1) Uncollectable accounts written off, net of recoveries.
(2) Obsolete inventories disposed of.
(3) Primarily related to products that have been discontinued as a result of the business restructuring implemented in 1998.

                                   EXHIBIT 21
                              DATA I/O CORPORATION
                         SUBSIDIARIES OF THE REGISTRANT


The following table indicates the name, jurisdiction of incorporation and basis of ownership of each of the Company's subsidiaries:


                                                                            State or                 Percentage
                                                                          Jurisdiction                of Voting
                                                                               of                    Securities
              Name of Subsidiary                                          Organization                  Owned

         Data I/O International, Inc.                                      Washington                   100%

         Data I/O FSC International, Inc.                               Territory of Guam               100%

         Data I/O Canada Corporation                                         Canada                     100%

         Data I/O China, Ltd                                                  China                     100%

         Data I/O  GmbH                                                      Germany                    100%

         RTD, Inc. (formerly Reel-Tech, Inc.)                              Washington                   100%

         SMS Mikrokomputer-Systeme GmbH                                      Germany                    100%


                                   EXHIBIT 23


               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
Data I/O Corporation


We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-20657 and No. No. 33-66824) pertaining to the Company's 1982 Employee Stock Purchase Plan and Director Fee Plan, and Registration Statements Form S-8 No. 33-95608, No. 33-54422, No. 333-55911, No.33-02254,
No. 33-03958 and No.  333-48595)  pertaining to the Company's 1986 Stock
Option Plan, of our report dated February 7, 2001, with respect to the consolidated financial statements and schedule of Data I/O Corporation included in its Annual Report (Form 10-K) for the year ended December 28, 2000.

                                                   //s//Ernst & Young  LLP
                                                   Ernst & Young  LLP
Seattle, Washington
March 27, 2001


                                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DATA I/O CORPORATION
                                  (REGISTRANT)

                DATED: March 27, 2001 By: //S//Frederick R. Hume
                                Frederick R. Hume
                      President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2000 by thefollowing persons on behalf of the Registrant and in the capacities indicated.


NAME                                   TITLE

By: //S//Frederick R. Hume          President and Chief Executive Officer
    Frederick R. Hume               (Principal Executive Officer)

By: //S//Joel S. Hatlen             Chief Financial Officer
    Joel S. Hatlen                  Vice President of Finance
                                    Secretary, Treasurer
                                    Principal Financial and Accounting Officer)

By: //S//Keith L. Barnes            Director
    Keith L. Barnes

By: //S//Glen F. Ceiley             Director
    Glen F. Ceiley

By: //S//Paul A. Gary               Director
    Paul A. Gary


By: //S//Edward D. Lazowska         Director
    Edward D. Lazowska