Form 10-K/A
period 2000-12-28
DATA I/O CORP
filed 2001-04-02
CIK 351998

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

                                  Page 1 of 52
                            Exhibit Index on Page 45

                              DATA I/O CORPORATION

                                    FORM 10-K
                   For the Fiscal Year Ended December 28, 2000

                                      INDEX


Part I                                                                   Page

     Item 1.    Business                                                   3

     Item 2.    Properties                                                13

     Item 3.    Legal Proceedings                                         14

     Item 4.    Submission of Matters to a Vote of Stockholders           14


Part II

     Item 5.    Market for Registrant's Common Stock and Related
                Stockholder Matters                                       14

     Item 6.    Selected Five-Year Financial Data                         14

     Item 7.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations             16

     Item 7A.   Quantitative and Qualitative Disclosure                   23
                About Market Risk

     Item 8.    Financial Statements and Supplementary Data               24

     Item 9.    Changes in and Disagreements with Accountants             45
                on Accounting and Financial Disclosures

Part III

     Item 10.   Directors and Executive Officers of the Registrant        45

     Item 11.   Executive Compensation                                    45

     Item 12.   Security Ownership of Certain Beneficial                  45
                Owners and Management

     Item 13.   Certain Relationships and Related Transactions            45


Part IV

     Item 14.   Exhibits, Financial Statement Schedules,                  45
                and Reports on Form 8-K


Signatures                                                                51

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


                                                                                       Year Ended
- -----------------------------------------------------------------------------------------------------------------------------
                                                               Dec. 28,      Dec. 30,     Dec. 31,    Dec. 25,    Dec. 26,
(in thousands, except employee and per share data)               2000          1999         1998        1997        1996
- -----------------------------------------------------------------------------------------------------------------------------

For The Year:
     Net sales                                                   $42,909       $34,113       $35,338     $46,284     $48,860
     Cost of goods sold                                           22,760        17,948        24,933      22,748      25,934
                                                             ----------------------------------------------------------------
     Gross margin                                                 20,149        16,165        10,405      23,536      22,926
     Research and development                                      8,716         8,403         9,109       7,807       8,121
     Selling, general and administrative                          10,616        11,022        14,386      13,924      14,618
     Write-off acquired inprocess R&D (1)                              0             0         1,959           0           0
     Net provision for business restructuring (2)                   (255)         (215)        4,370           0           0
                                                             ----------------------------------------------------------------
     Operating income (loss)                                       1,072        (3,045)      (19,418)      1,805         187
     Non-operating income (expense)                                  876         1,920           952       2,757         (59)
                                                             ----------------------------------------------------------------

     Income (loss) from continuing operations before income
        taxes and cumulative effect of accounting change           1,948        (1,125)      (18,466)      4,562         128
     Income tax expense                                               36           (55)          (58)       (176)       (121)
                                                             ----------------------------------------------------------------
     Income (loss) from continuing operations , before
           cumulative effect of accounting                         1,912        (1,180)      (18,524)      4,386           7
     change
     Income (loss) from discontinued operations (3)                   90           831           894       7,114      (1,108)
     Cumulative effect of accounting change                       (2,531)            0             0           0           0
                                                             ----------------------------------------------------------------
     Net income (loss)                                             ($529)        ($349)     ($17,630)    $11,500     ($1,101)
     Pro forma net income (loss)                                               ($2,880)     ($17,630)    $11,500     ($1,101)
     ------------------------------------------------------------------------------------------------------------------------

At Year-end:
     Working capital                                             $16,792       $16,179       $15,084     $33,226     $10,054
     Total assets                                                $28,746       $30,050       $40,089     $57,736     $39,319
     Long-term debt                                                    0             0             0           0      $1,500
     Total debt                                                        0             0          $564      $2,000      $1,605
     Stockholders' equity                                        $18,039       $18,058       $18,909     $34,614     $22,559
     Number of employees from continuing operations                  224           199           270         328         332
- -----------------------------------------------------------------------------------------------------------------------------

Common Stock Data (4):
     Basic earnings per share:
        From continuing operations, after taxes, before
           cumulative effect of accounting change                  $0.26        ($0.16)       ($2.59)      $0.63       $0.00
        Net income (loss)                                         ($0.07)       ($0.05)       ($2.46)      $1.66      ($0.16)
        Pro forma net income (loss)                                             ($0.40)       ($2.46)      $1.66      ($0.16)
     Diluted earnings per share:
          From continuing operations, after taxes, before
              cumulative effect of accounting change               $0.26        ($0.16)       ($2.59)      $0.62       $0.00
         Net income (loss)                                        ($0.07)       ($0.05)       ($2.46)      $1.62      ($0.16)
         Pro forma net income (loss)                                            ($0.40)       ($2.46)      $1.62      ($0.16)
     Book value per share at year-end                              $2.41         $2.48         $2.63       $4.92       $3.33
     Shares outstanding at year-end                                7,495         7,290         7,187       7,039       6,778
     Weighted-average basic shares outstanding                     7,405         7,254         7,154       6,909       6,857
     Weighted-average diluted shares outstanding                   7,405         7,254         7,154       7,087       7,035
- -----------------------------------------------------------------------------------------------------------------------------

Key Ratios:
     Current ratio                                                  2.9           2.7           1.8         2.7         1.7
     Gross margin to sales                                         47.0%         47.4%         29.4%       50.9%       46.9%
     Operating income (loss) to sales                               2.5%         (8.9%)       (54.9%)       3.9%        0.4%
     Income (loss) from continuing operations to sales              4.5%         (3.5%)       (52.4%)       9.5%        0.0%
     Return on average stockholders' equity                        10.6%         (6.3%)       (63.5%)      16.8%        0.0%
- -----------------------------------------------------------------------------------------------------------------------------

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

Net Sales


(in thousands)
Net sales by product line:                       2000             Change            1999           Change          1998
- -----------------------------------------------------------------------------------------------------------------------------

Non-automated programming systems               $17,672          (16.0%)          $21,043         (20.5%)       $26,459
Automated programming systems                    25,237           93.1%            13,070          47.2%          8,879
                                           ------------------                 -----------------               ---------------
Total Programming Systems Division              $42,909           25.8%           $34,113          (3.5%)       $35,338
                                           ==================                 =================               ===============

Net sales by location:
  United States                                 $15,588            8.8%           $14,330         (15.2%)       $16,900
      % of total                                 36.3%                             42.0%                          47.8%
  International                                 $27,321           38.1%           $19,783           7.3%        $18,438
      % of total                                 63.7%                             58.0%                          52.2%
- -----------------------------------------------------------------------------------------------------------------------------

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


Gross Margin

 (in thousands)                       2000             Change              1999              Change              1998
- -----------------------------------------------------------------------------------------------------------------------------

Gross margin                        $20,149             24.6%            $16,165             55.4%             $10,405
Percentage of net sales              47.0%                                47.4%                                 29.4%
- -----------------------------------------------------------------------------------------------------------------------------

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

Research and Development

 (in thousands)                       2000             Change              1999              Change              1998
- -----------------------------------------------------------------------------------------------------------------------------

 Research and development            $8,716             3.7%              $8,403             (7.8%)             $9,109
 Percentage of net sales              20.3%                               24.6%                                 25.8%
- -----------------------------------------------------------------------------------------------------------------------------

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

Selling, General and Administrative

(in thousands)                                  2000           Change            1999           Change           1998
- ----------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative          $10,616          (3.7%)          $11,022          (23.4%)         $14,386
Percentage of net sales                       24.7%                            32.3%                            40.7%
- ----------------------------------------------------------------------------------------------------------------------------

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

Interest

 (in thousands)                                 2000           Change            1999           Change           1998
- ----------------------------------------------------------------------------------------------------------------------------

 Interest income                                $471            (36.4%)          $741            (51.0%)        $1,513
 Interest expense                              ($25)            (32.4%)          ($37)           (73.2%)         ($138)
- ----------------------------------------------------------------------------------------------------------------------------

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

Income Taxes

 (in thousands)                                 2000                             1999                            1998
- ----------------------------------------------------------------------------------------------------------------------------

 Income tax expense                             $36                              $55                              $58
 Effective tax rate                             1.8%                             4.9%                            0.3%
- ----------------------------------------------------------------------------------------------------------------------------

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

Financial Condition

Liquidity and Capital Resources


 (in thousands)                                 2000           Change           1999          Change           1998
- ----------------------------------------------------------------------------------------------------------------------------

 Working capital                              $16,792          $613           $16,179          $1,095        $15,084
 Total debt                                         0             0                 0           ($564)          $564
- ----------------------------------------------------------------------------------------------------------------------------

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

Item 8.  Financial Statements and Supplementary Data

See pages 24 through 42.

- --------------------------------------------------------------------------------

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

- --------------------------------------------------------------------------------

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

                                                          //S//Ernst & Young
                                                          Ernst & young LLP

Seattle, Washington
February 7, 2001

 -------------------------------------------------------------------------------

                              REPORT OF MANAGEMENT

- --------------------------------------------------------------------------------

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


//S//Frederick R. Hume                                   //S//Joel S. Hatlen

FREDERICK R. HUME                                       Joel S. Hatlen
President and Chief Executive Officer                   Vice President Finance
                                                        Chief Financial Officer
                                                        Secretary and Treasurer

                               DATAI/O CORPORATION
                           CONSOLIDATED BALANCE SHEETS


- ----------------------------------------------------------------------------------------------------------------------
                                                                                     Dec. 28,              Dec. 30,
                                                                                       2000                  1999
- ----------------------------------------------------------------------------------------------------------------------

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

                              DATA I/O CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


- --------------------------------------------------------------------------------------------------------------------------------
                                                                              Dec. 28,            Dec. 30,           Dec. 31,
For the years ended                                                             2000                1999               1998
- --------------------------------------------------------------------------------------------------------------------------------

(in thousands, except per share data)

Net sales                                                                       $42,909             $34,113            $35,338
Cost of goods sold                                                               22,759              17,948             24,933
                                                                             -----------         ------------       ------------
Gross margin                                                                     20,149              16,165             10,405
                                                                             -----------         ------------       ------------

Operating expenses:
      Research and development                                                    8,716               8,403              9,109
      Selling, general and administrative                                        10,616              11,022             14,385
      Acquired inprocess research and development                                     0                   0              1,959
      Net provision (reversal) for business restructuring                          (255)               (215)             4,370
                                                                             -----------         ------------       ------------
         Total operating expenses                                                19,077              19,210             29,823
                                                                             -----------         ------------       ------------

         Operating income (loss)                                                  1,072              (3,045)           (19,418)

Non-operating income (expense):
      Interest income                                                               471                 741              1,513
      Interest expense                                                              (25)                (37)              (138)
      Foreign currency exchange                                                     430                   0                 (3)
      Gain (loss) on dispositions and other                                           0               1,216               (420)
                                                                             -----------         ------------       ------------
         Total non-operating income                                                 876               1,920                952
                                                                             -----------         ------------       ------------

Income (loss) from continuing operations before income taxes and
       cumulative effect of accounting change                                     1,948              (1,125)           (18,466)
Income tax expense                                                                  (36)                (55)               (58)
                                                                             -----------         ------------       ------------
Income (loss) from continuing operations before cumulative
        effect of accounting change                                               1,912              (1,180)           (18,524)
Discontinued operations, net of income taxes:
      Income from operations, net of income tax                                      90                 831              1,344
      Loss on disposals, net of income tax                                            0                   0               (450)
                                                                             -----------         ------------       ------------
         Income from discontinued operations                                         90                 831                894
Cumulative effect of accounting change, net of income tax                        (2,531)                  0                  0
                                                                             -----------         ------------       ------------
Net  loss                                                                         ($529)              ($349)          ($17,630)
                                                                             ===========
                                                                                                 ============       ============

Basic and diluted earnings (loss) per share:
      From continuing operations                                                  $0.26              ($0.16)            ($2.59)
      From discontinued operations                                                 0.01                0.11               0.13
      From cumulative effect of accounting change                                 (0.34)                  0                  0
                                                                             -----------         ------------       ------------
          Basic and diluted loss per share                                       ($0.07)             ($0.05)            ($2.46)
                                                                             ===========         ============       ============

Weighted-average basic and diluted shares outstanding                             7,405               7,254              7,154

Pro forma amounts assuming the accounting change is applied retroactively
        Net  loss                                                                                   ($2,880)          ($17,630)

        Net loss per share                                                                           ($0.40)            ($2.46)

                                    DATA I/O
                      CONSOLIDATED STATEMENT OF CASH FLOWS


- ---------------------------------------------------------------------------------------------------------------------------------
                                                                               Dec. 28,            Dec. 30,           Dec. 31,
For the years ended                                                              2000                1999               1998
- ---------------------------------------------------------------------------------------------------------------------------------

(in thousands)
OPERATING ACTIVITIES:
     Income (loss) from continuing operations                                   $1,912              ($1,180)          ($18,524)
     Adjustments to reconcile income (loss) from continuing
       operations to net cash provided by (used in) operating activities:
       Depreciation and amortization                                             2,074                2,145              2,077
       Write-off of acquired inprocess research and development                      0                    0              1,959
       Net (gain) loss on dispositions                                               0               (1,113)               355
       Equity income from and gain on sale of equity interest                        0                 (102)                64
       Deferred income taxes                                                         0                  391              2,710
       Amortization of deferred gain on sale                                      (331)                (329)              (329)
       Non-cash stock-based compensation expense                                     0                    0                583
       Inventory write-downs due to business restructure                             0                    0              4,557
       Net change in:
          Trade accounts receivable                                             (5,079)                (546)               315
          Inventories                                                           (2,929)              (1,969)              (841)
          Recoverable income taxes                                                 114                3,161             (3,366)
          Other current assets                                                     101                  532              2,793
          Accrued cost of business restructuring                                  (376)              (1,846)             2,339
          Accounts payable and accrued liabilities                                (589)              (4,838)            (1,632)
          Deferred revenue                                                          11                 (786)              (900)
                                                                            ----------------     --------------     -------------
     Cash used in operating activities of continuing operations                 (5,092)              (6,480)            (7,840)
     Cash provided by operating activities of discontinued operations               90                  831                894
     Cash used in cumulative effect of change in accounting principle           (2,531)                   0                  0
                                                                            ----------------     --------------     -------------

          Net cash used in operating activities                                 (7,533)              (5,649)            (6,946)

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                 (1,111)              (1,245)              (482)
     Net proceeds on sale of subsidiary                                              0                   72                  0
     Acquisition of SMS GmbH and technology                                          0                    0             (5,224)
     Investment in JTAG Technologies                                                 0                1,067               (979)
     Purchases of available-for-sale securities                                 (2,346)              (8,610)           (20,717)
     Proceeds from sales of available-for-sale securities                       10,019               13,890             31,055
                                                                            ----------------     --------------     -------------
       Cash provided by investing activities                                     6,562                5,174              3,653

     Repayment of notes payable                                                      0                    0             (1,442)
     Sale of common stock                                                          171                  166                259
     Proceeds from exercise of stock options                                       308                   10                383
                                                                            ----------------     --------------     -------------
       Cash provided by (used in) financing activities                             479                  176               (800)
                                                                            ----------------     --------------     -------------

Decrease in cash and cash equivalents                                             (492)                (299)            (4,093)

Effects of exchange rate changes on cash                                            28                 (112)               (12)
Cash and cash equivalents at beginning of year                                   3,597                4,008              8,113
                                                                            ----------------     --------------     -------------
Cash and cash equivalents at end of year                                        $3,133             $  3,597           $  4,008
                                                                            ================     ==============     =============


                   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest                                                                      $25            $     116           $     88
     Income taxes                                                                  $41            $      71           $  2,145


See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                          Accumulated
                                                                                             Other                 Total
                                                Common Stock             Retained        Comprehensive         Stockholders'
                                           ------------------------
                                             Shares        Amount        Earnings         Income (Loss)            Equity
                                           -----------    ----------    -----------     ------------------    -----------------

(in thousands, except share data)

Balance at December 26, 1997                7,038,786       $16,412      $18,345             ($143)                 $34,614

Stock options exercised                        55,000           276            0                 0                      276

Issuance of stock through
      Director Fee Plan                        20,932           107            0                 0                      107

Issuance of stock through
      Employee Stock Purchase Plan             72,133           259            0                 0                      259

Stock-based compensation                            0           583            0                 0                      583

Comprehensive loss:
      Net loss                                      0             0      (17,630)                0                  (17,630)
      Translation adjustment                        0             0            0               (32)                     (32)

      Unrealized gain on
         marketable securities                      0             0            0               732                      732

                                                                                                              -----------------
Total comprehensive loss                                                                                            (16,930)

                                           -----------    ----------    -----------     ------------------    -----------------
Balance at December 31, 1998                7,186,851        17,637          715               557                   18,909

Stock options exercised                         4,375            10            0                 0                       10

Issuance of stock through
      Employee Stock Purchase Plan             98,939           166            0                 0                      166

Comprehensive loss:
      Net loss                                      0             0         (349)                0                     (349)
      Translation Adjustment                        0             0            0               (35)                     (35)
       Cumulative translation gain
       realized on sale of foreign subsidiary       0             0            0              (643)                    (643)
                                                                                                              -----------------
Total comprehensive loss                                                                                             (1,027)
                                           -----------    ----------    -----------     ------------------    -----------------
Balance at December 30, 1999                7,290,165        17,813          366              (121)                  18,058

Stock options exercised                        93,612           288            0                 0                      288

Issue of stock through
      Director Fee Plan                        14,228            20            0                 0                       20

Issuance of stock through
      Employee Stock Purchase Plan             96,537           171            0                 0                      171

Comprehensive loss:
      Net loss                                      0             0         (529)                0                     (529)
      Translation adjustment                        0             0            0                28                       28
      Unrealized gains on marketable                0             0            0                 3                        3
      security
                                                                                                               -----------------
Total comprehensive loss                                                                                               (498)

                                           ------------    ----------    -----------     -----------------     -----------------
Balance at December 28, 2000                7,494,542       $18,292        ($163)             ($90)                 $18,039
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

(in thousands except per share data)                                           Year Ended December 1999
                                                           -----------------------------------------------------------------
For the quarters ended                                      Apr. 1(1)        July 1(2)         Sept. 30          Dec. 30
                                                               (2)
                                                           -------------    -------------    -------------     -------------

     Net sales                                                 $7,758           $8,939           $9,439            $7,977
     Gross margin                                               3,657            4,463            4,035             4,010
     Income (loss) from continuing operations                      38             (104)            (540)             (574)
     Income from discontinued operations                          326              505                0                 0
     Net income (loss)                                            364              401             (540)             (574)
     Diluted earnings (loss) per share from continuing
      operations (3)                                           $ 0.01          ($ 0.01)         ($ 0.07)          ($ 0.08)

     Diluted earnings (loss) per share (3)                     $ 0.05           $ 0.06          ($ 0.07)          ($ 0.08)

(in thousands except per share data)                                          Year Ended December 2000
                                                           -----------------------------------------------------------------
For the quarters ended:                                      Mar. 30          Mar. 30          June 28           June 28
                                                           -------------    -------------    -------------     -------------
                                                                As               As               As                As
                                                            previously      Restated (4)      previously       Restated (4)
                                                             reported                          reported
                                                           -------------    -------------    -------------     -------------
     Net sales                                                 $6,602           $5,630          $10,128           $14,094
     Gross margin                                               2,658            2,248            4,593             6,774
     Income from continuing operations before cumu-
           lative effect of change in accounting principle     (2,127)          (2,536)            (214)            1,966
     Income from discontinued operations                            0                0                0                 0
     Cumulative effect of change in accounting
            principle                                               0           (2,531)               0                 0
     Net income (loss)                                         (2,140)          (5,080)            (231)            1,949
     Diluted loss per share from continuing
      operations (3)                                           ($0.29)          ($0.35)          ($0.03)            $0.27
     Diluted loss per share (3)                                ($0.09)          ($0.70)          ($0.03)            $0.26


(in thousands except per share data)                                          Year Ended December 2000
                                                           -----------------------------------------------------------------
For the quarters ended:                                      Sept. 28         Sept. 28         Dec. 28
                                                           -------------    -------------    -------------
                                                                As               As               As
                                                            previously      Restated (4)       Reported
                                                             reported
                                                           -------------    -------------    -------------

     Net sales                                                $11,338          $12,981          $10,204
     Gross margin                                               5,375            6,136            4,991
     Income from continuing operations before cumu-               735            1,495            1,023
            lative effect of change in accounting
     principle
     Income from discontinued operations                            0                0               90
     Cumulative effect of change in accounting
            principle                                               0                0                0
     Net income (loss)                                            731            1,491            1,111
     Diluted earnings per share from continuing
          operations (3)                                        $0.10            $0.20            $0.15

     Diluted earnings per share (3)                             $0.10            $0.20            $0.14

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