Form 10-Q
period 2001-03-31
DATA I/O CORP
filed 2001-05-15
CIK 351998

===============================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q




                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



        For the quarter ended MARCH 31, 2001 Commission File No. 0-10394



                              DATA I/O CORPORATION


             (Exact name of registrant as specified in its charter)



             Washington                                 91-0864123

      (State or other jurisdiction of       (I.R.S. Employer Idenitfication No.)
      incorporation or organization)





               10525 Willows Road N.E., Redmond, Washington, 98052 (address of principal executive offices, Zip Code)


                                 (425) 881-6444
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



  7,560,167 shares of no par value Common Stock outstanding as of May 10, 2001

                              DATA I/O CORPORATION

                                    FORM 10-Q
                      For the Quarter Ended March 31, 2001

                                      INDEX


Part I - Financial Information                                         Page

     Item 1.    Financial Statements (unaudited)                         3

     Item 2.    Management's Discussion and Analysis of Financial        9
                Condition and Results of Operations

     Item 3     Qantitative And Qualitative Disclosures About
                Market Risk                                             12

Part II - Other Information

     Item 1.    Legal Proceedings                                       13

     Item 2.    Changes in Securities                                   13

     Item 3.    Defaults Upon Senior Securities                         13

     Item 4.    Submission of Matters to a Vote of Security Holders     13

     Item 5.    Other Information                                       13

     Item 6.    Exhibits and Reports on Form 8-K                        13


Signatures                                                              13

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------
                                                                                    Mar. 31,                Dec. 28,
                                                                                      2001                    2000
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                                  (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                         $2,238                 $3,133
     Marketable securities                                                              2,251                  1,944
     Trade accounts receivable, less allowance for
        doubtful accounts of $351 and $350                                              9,320                 10,627
     Inventories                                                                        7,893                  9,166
     Recoverable income taxes                                                              73                     91
     Other current assets                                                                 352                    444
                                                                                   -----------            -------------
        TOTAL CURRENT ASSETS                                                           22,127                 25,405

Property, plant and equipment - net                                                     2,469                  2,190
Other assets                                                                              889                  1,151
                                                                                   -----------            -------------
        TOTAL ASSETS                                                                  $25,485                $28,746
                                                                                   ===========            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                $    922                 $1,674
     Accrued compensation                                                               1,388                  2,073
     Deferred revenue                                                                   2,799                  2,637
     Other accrued liabilities                                                          1,986                  1,623
     Accrued costs of business restructuring                                              102                    117
     Income taxes payable                                                                 350                    489
                                                                                   -----------            -------------
        TOTAL CURRENT LIABILITIES                                                       7,547                  8,613

Deferred gain on sale of property                                                       2,012                  2,094
                                                                                   -----------            -------------
        TOTAL LIABILITIES                                                               9,559                 10,707

COMMITMENTS

STOCKHOLDERS' EQUITY:
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                                        -                      -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,560,000
           and 7,495,000 shares                                                        18,407                 18,292
     Accumulated losses                                                                (2,482)              (    163)
     Accumulated other comprehensive income (loss)                                          1               (     90)
                                                                                   -----------            -------------
        TOTAL STOCKHOLDERS' EQUITY                                                     15,926                 18,039
                                                                                   -----------            -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $25,485                $28,746
                                                                                   ===========            =============
See notes to consolidated financial statements.



                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                               Mar. 31,           Mar. 30,
For the quarters ended                                                                           2001               2000
-----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                                                                   As
                                                                                                                 Restated 1
Net sales                                                                                        $7,883             $5,630
Cost of goods sold                                                                                5,147              3,384
                                                                                              ------------       ------------
Gross margin                                                                                      2,736              2,246

Operating expenses:
     Research and development                                                                     1,939              2,421
     Selling, general and administrative                                                          2,996              2,525
                                                                                              ------------       ------------
          Total operating expenses                                                                4,935              4,946

                                                                                              ------------       ------------
          Operating loss                                                                         (2,199)            (2,700)

Non-operating income (expense):
     Interest income                                                                                 65                176
     Interest expense                                                                                (7)                (9)
     Foreign currency exchange                                                                       (6)                (3)
                                                                                              ------------       ------------
          Total non-operating income (expense)                                                       52                164

                                                                                              ------------       ------------
     Loss from operations before income taxes                                                    (2,147)            (2,536)


Income tax expense                                                                                     2                 13
                                                                                              ------------       ------------
     Loss from operations                                                                         (2,149)            (2,549)



Cumulative effect of change in accounting principle                                                    -             (2,531)
                                                                                              ------------       ------------

Net loss                                                                                        ($2,149)           ($5,080)
                                                                                              ============       ============

Basic and diluted loss per share:
     From continuing operations                                                                  ($0.28)            ($0.35)
     Cumulative effect of change in accounting principle                                           0.00              (0.34)
                                                                                              ------------       ------------
     Total basic and diluted loss per share                                                      ($0.28)            ($0.69)
                                                                                              ============       ============

Weighted average shares outstanding                                                               7,560              7,347
                                                                                              ============       ============
Weighted average and potential shares outstanding                                                 7,560              7,347
                                                                                              ============       ============

See notes to consolidated financial statements.

1 The restatement is due to the Company's adoption of SAB 101.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                Mar. 31,           Mar, 30
For the quarters ended                                                                            2001              2000
------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                                       As
                                                                                                                Restated 1
OPERATING ACTIVITIES:
     Loss from operations                                                                        ($2,149)         ($2,549 )
     Adjustments to reconcile income (loss) from operations
       to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                                 597              527
       Net loss on dispositions                                                                       74                -
       Deferred revenue                                                                              162            5,638
       Amortization of deferred gain on sale                                                         (82)             (83)
       Net change in:
          Trade accounts receivable                                                                1,307              (37)
          Inventories                                                                              1,005           (3,809)
          Recoverable income taxes                                                                    18                2
          Other current assets                                                                        85              151
          Business restructure                                                                      (15)             (60)
          Accounts payable and accrued liabilities                                                (1,212)             178
                                                                                               -----------      --------------
     Cash used in operating activities                                                              (210)             (42)
     Cash used in cumulative effect of change in accounting principle                                  -           (2,531)
                                                                                               -------------------------------
     Net cash used in operating activities                                                          (210)          (2,573)

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                                     (413)             (83)
     Purchases of marketable securities                                                           (2,679)          (2,340)
     Proceeds from sales of marketable securities                                                  2,369            2,999
                                                                                               -----------      --------------
       Cash provided by investing activities                                                        (723)             576

FINANCING ACTIVITIES:
     Sale of common stock                                                                            115               82
     Proceeds from exercise of stock options                                                           -               56
                                                                                               -----------      --------------
       Cash provided by financing activities                                                         115              138

Decrease in cash and cash equivalents                                                               (818)          (1,859)

Effects of exchange rate changes on cash                                                             (77)               -
Cash and cash equivalents at beginning of quarter                                                  3,133            3,597
                                                                                               -----------      --------------
Cash and cash equivalents at end of quarter                                                       $2,238           $1,738
                                                                                               ===========      ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest                                                                                         $8              $10
     Income taxes                                                                                     $2              $38

See notes to consolidated financial statements.

1 The restatement is due to the Company's adoption of SAB 101.

                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

The financial statements as of March 31, 2001 and March 30, 2000, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 28, 2000 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 28, 2000.


NOTE 2 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                           Mar. 31,                 Dec. 28,
                                            2001                     2000
                                      ----------------         ----------------
Raw material                              $4,416                    $4,526
Work-in-process                            2,206                     2,756
Finished goods                             1,271                     1,884
                                      ----------------         ----------------
                                          $7,893                    $9,166
                                      ================         ================


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                          Mar. 31,                 Dec. 28,
                                           2001                     2000
                                      ----------------         ----------------

Building improvements                  $    221                  $    205
Equipment                                13,101                    12,703
                                      ----------------         ----------------
                                         13,322                    12,908
Less accumulated depreciation            10,853                    10,718
                                      ----------------         ----------------
                                        $ 2,469                   $ 2,190
                                      ================         ================

NOTE 4 - BUSINESS RESTRUCTURING PROGRESS

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

The total number of employees terminated due to the restructure was 133 (approximately 39% of the total workforce). Employees were terminated from almost all areas of the Company. Total involuntary termination benefits paid and charged against the restructure reserve were approximately $2.1 million. Total facility consolidation and abandonment costs incurred and charged against the restructure reserve were approximately $480,000. Other exit costs paid and charged against the restructure reserve, including legal and consulting fees, settlements with suppliers and fixed asset disposals, were approximately $1.7 million. The remaining reserve at March 31, 2001 of $102,000 relates to facility abandonment and foreign subsidiary operations realignment.


NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                                   For the first quarter
                                                                                   2001             2000
                                                                               -------------    -------------
      Numerator for basic and diluted earnings per share:
           Income from operations before cum-
           ulative effect of change in accounting principle                        (2,149)          (2,549)
           Cumulative effect of change in accounting principle                          -           (2,531)
                                                                               -------------    -------------
           Net income (loss)                                                      ($2,149)         ($5,080)
                                                                               =============    =============
      Denominator:
           Denominator for basic earnings per share -
               weighted-average shares                                              7,560            7,347
           Employee stock options (1)                                                   -                -
                                                                               -------------    -------------
           Denominator for diluted earnings per share -
               adjusted weighted-average shares and
               assumed conversion of stock options                                  7,560            7,347
                                                                               =============    =============
      Basic and diluted earnings (loss) per share
           From continuing operations, after taxes before
           cumulative effect of change in accounting principle                     ($0.28)          ($0.35)
           From change in accounting principle                                     ($0.00)          ($0.34)
                                                                               -------------    -------------
           Total basic and diluted earnings per share                              ($0.28)          ($0.69)
                                                                               =============    =============


(1)      Excludes 73,258 and 249,395 employee stock options which were antidilutive in the first quarter of 2001 and 2000.

NOTE 6 - ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the first quarter of 2001 differed from the statutory 34% tax rate primarily due to operating losses for which no tax benefit was recorded. Tax valuation reserves increased by approximately $525,000 during the quarter. As of March 31, 2001 the Company has valuation reserves of $7,907,000.


NOTE 7 - COMPREHENSIVE INCOME (LOSS)

During the first quarter of 2001 and 2000 total comprehensive income (loss) was comprised of the following (in thousands):

                                                                                  For the first quarter
                                                                                    2001             2000
                                                                              ------------     -------------
                                                                                               As Restated
                  Net loss                                                        ($2,149)         ($5,080)
                  Foreign currency translation gain (loss)                             (2)               1
                                                                              ------------     -------------
                  Total comprehensive loss                                        ($2,151)         ($5,079)
                                                                              ============     =============

NOTE 8 - CHANGE IN FISCAL YEAR

The Company has reported on a fifty-two, fifty-three week basis. The last reporting period using this fiscal period was the year ended December 28, 2000. The Company's board of directors approved a resolution on March 12, 2001 to change the Company's reporting period to a calendar year and calendar quarter basis effective for the current fiscal year. The first quarter of 2001 covers the period December 29, 2000 to March 31, 2001.


NOTE 9 - FOREIGN CURRENCY TRANSLATION AND DERIVATIVES

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

The Company utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by the Company are fair value hedges. Generally, these contracts have maturities less than one year and require the Company to exchange foreign currencies for U.S. dollars at maturity. The fair value of open hedge contracts as of March 31, 2001 is a loss of $106,000 and is included in accounts payable on the balance sheet.

NOTE 10 - REVENUE RECOGNITION

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

The Company previously recognized revenue from product sales at the time of shipment, or at customer acceptance, if an acceptance clause was specified in the sales terms. Effective December 31, 1999, the Company changed its method of accounting for product sales requiring Company installation, when installation is other than perfunctory, to recognize such revenues when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. The cumulative effect on prior years resulted in a charge to year
2000's income of $2,531,000 (or $0.34 per share, basic and diluted). The net quarterly effect on previously reported revenues for year 2000 was: Quarter 1 ($972,000), Quarter 2 $3,966,000, and Quarter 3 $1,643,000.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General


Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward looking. In particular, statements herein regarding industry prospects; future results of operations or financial position; integration of acquired products and operations; market acceptance of the Company's newly introduced or upgraded products; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. The following discussion and discussion under the caption "Business - Cautionary Factors That May Affect Future Results" in Item 1 in the Company's Annual report on Form 10-K for the year ended December 28, 2000, describe some, but not all, of the factors that could cause these differences.


Results of Operations

Net Sales

 (in thousands)                                               First Quarter                                First Quarter

 Net Sales by Product Line:                                       2001                   Change                 2000
 ----------------------------------------------------------------------------------------------------   -------------------

 Non-automated programming systems                               $4,690                   8.3%                 $4,331

 Automated programming systems                                    3,193                 145.8%                  1,299
                                                            ------------------    -------------------    -------------------

 Total Programming Systems Division                              $7,883                  40.0%                 $5,630
                                                            ==================    ===================    ===================


 Net Sales by location:

    United States                                                $2,920                 15.2%                  $2,535

       % of total                                                 37.0%                                         45.0%

    International                                                $4,963                 60.4%                  $3,095

       % of total                                                 63.0%                                         55.0%
 ---------------------------------------------------------------------------------------------------------------------------

Revenues for the first quarter of 2001 increased $2.3 million or 40% compared to the first quarter of 2000. The company adopted SAB 101 in the first quarter of 2000, resulting in the deferral of recognizing $972,000 in revenues for the quarter. The balance of the increased sales relates to higher shipment volumes of PP100's and the introduction of the ProLINE-RoadRunner automated programming system.

Most of the revenue deferred in 2000 related to international shipments, but international revenue in 2001 still increased $900,000 over the prior year and accounted for 63% of the quarter's shipments.

The Company has experienced a decline in sales for the first quarter 2001 from the third and fourth quarters of 2000. The decline is attributed to the Company experiencing a reduction in the orders for automated programming equipment. The Company believes this to be primarily due to a general economic slowing in the wireless communications industry, among contract manufacturers and in other sectors of the electronics industry.




Gross Margin

 (in thousands)                                                 First Quarter                              First Quarter
                                                                     2001                Change                 2000
----------------------------------------------------------------------------------------------------------------------------
Gross Margin                                                        $2,736                21.7%                $2,248

Percentage of net sales                                              34.7%                                      39.9%
----------------------------------------------------------------------------------------------------------------------------

Gross margin dollars increased 21.7% on a 40% revenue increase during the first quarter 2001 versus the same quarter in 2000. The gross margin percentage decreased from 39.9% to 34.7%. The adoption of SAB 101 reduced the margin dollars in the first quarter of 2000 by $409,000 but did not materially impact the margin percentage.

A $630,000 charge was recorded in the first quarter of 2001 to reserve for excess or obsolete inventory due primarily to the slower sales volume than the preceding quarters. This charge reduced the gross margin percentage by 8.0%. Without this charge for excess or obsolete inventory, the gross margin percentage would have increased from year to year.

Research and Development

  (in thousands)                                                First Quarter                              First Quarter
                                                                     2001                Change                2000
 --------------------------------------------------------------------------------------------------------------------------
 Research and development                                           $1,939               (19.9%)              $2,421

 Percentage of net sales                                             24.6%                                     43.0%
 --------------------------------------------------------------------------------------------------------------------------

The decrease in research and development (R&D) spending for the first quarter of 2001 as compared to the first quarter of 2000 reflects lower headcount and lower development spending. R&D spending was very high in the first quarter of 2000 due to PP100 and ProLINE RoadRunner development activities. During 2001 the Company plans to continue spending at its current rate to develop new products and technology.

Selling, General and Administrative

 (in thousands)                                                 First Quarter                              First Quarter
                                                                     2001                Change                2000
 --------------------------------------------------------------------------------------------------------------------------
 Selling, general & administrative                                  $2,996                18.5%               $2,528

 Percentage of net sales                                             38.0%                                     44.9%
 --------------------------------------------------------------------------------------------------------------------------

The increase in Selling, General and Administrative (SG&A) expense relates primarily to increases in selling expenses. Internal sales personnel were hired to generate sales and the Company staffed a direct sales force in China. The discount in 2000 for sales distributors was recorded as a net reduction to revenue, while the internal sales costs are recorded as selling expense. G&A costs are slightly higher than the prior year. Under the reorganization into business units done last fall, certain management costs became part of G&A that had previously been charged to COGS and R&D in 2000.

Interest


 (in thousands)                                                 First Quarter                              First Quarter
                                                                     2001                 Change                2000
 --------------------------------------------------------------------------------------------------------------------------
 Interest income                                                     $65                 (63.1%)                $176

 Interest expense                                                     $7                 (22.2%)                  $9
 --------------------------------------------------------------------------------------------------------------------------

The decrease in interest income for the first quarter of 2001 as compared to the first quarter of 2000 is due to the decrease in cash, cash equivalents and marketable securities, due primarily to the funding of operating losses during the past year.

Income Taxes

 (in thousands)                                                 First Quarter                              First Quarter
                                                                     2001                                      2000
 --------------------------------------------------------------------------------------------------------------------------

 Income tax expense                                                   $2                                        $13

 Effective tax rate                                                 0.1%                                       0.2%
 --------------------------------------------------------------------------------------------------------------------------

Tax expense recorded for the first quarter of 2001 was due to foreign taxes. Tax valuation reserves increased by approximately $525,000 during the quarter. As of March 31, 2001 the Company has valuation reserves of $7,907,000.


Financial Condition

Liquidity and Capital Resources

                                                                 Mar. 31                                     Dec. 28,
(in thousands)                                                    2001                   Change                2000
------------------------------------------------------------- --------------------- -------------------- -------------------
Working capital                                                  $14,580                 ($2,212)             $16,792
Total debt                                                            $0                      $0                   $0
------------------------------------------------------------- --------------------- -------------------- -------------------

Working capital decreased during the first quarter of 2001 due to funding of the loss for the quarter. Cash, cash equivalents and marketable securities, which decreased approximately $600,000 during the quarter, were used to reduce the accounts payable balance. Accounts receivable and inventory each decreased approximately $1.3 million. As of March 31, 2001, the Company had no debt outstanding.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 2001 will be between $750,000 and $1.75 million. The Company's future capital requirements will depend on a number of factors costs associated with R&D, successful launch of new products and the potential use of funds for strategic purposes. The Company believes that its existing working capital, together with amounts anticipated from operations will provide the Company with sufficient funds to finance its operations for at least the next 12 months.

Share  repurchase  program

Under a previously announced share repurchase program, the Company is authorized to repurchase up to 1,123,800 shares (approximately 15.2%) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. As of March 31, 2001, the Company has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. The Company has not repurchased shares under this plan since the second quarter of 1997 although it still has the authority to do so.

RESTRUCTURING

The Company announced on April 17, 2001 a restructuring plan to realign the company with growth opportunities. The plan refocuses the company's investment in long-term growth markets by streamlining worldwide operations. The restructuring program is meant to reduce the Company's breakeven operations at least 20% by reducing the global workforce by 20%; discontinue or reallocate numerous projects and activities not essential to the company's long-term goals; decrease discretionary marketing, distribution and promotional expenses; and consolidate numerous functions across the organization. The Company estimates that the restructuring charges will be approximately $500,000.


General


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has experienced no material changes in market risk. The Company currently uses only foreign currency hedge derivative instruments, which, at a given date, are not material. However, the Company is exposed to interest rate risks. The Company generally invests in high-grade commercial paper with original maturity dates of twelve months or less and conservative money market funds to minimize its exposure to interest rate risk on its marketable securities, which are classified as available-for-sale as of March 31, 2001 and December 28, 2000.

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

                  None

Item 5.           Other Information

                  None


Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  None

                  (b)  Reports on Form 8-K

                  A report on Form 8-K dated March 19, 2001 was filed related to a change in the company's fiscal period. The Company previously reported on a fifty-two, fifty-three week basis. The board of directors approved on March 12, 2001 a resolution to change the Company's reporting to a calendar year and calendar quarter basis.

                  A report on Form 8-K dated March 19, 2001 was filed related to the election of Steven M. Quist to the company's board of directors on March 12, 2001 and the appointment of Irene Bjorklund as the vice president of sales and marketing.



SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                   DATA I/O CORPORATION
                                                   (REGISTRANT)
DATED:   May 10, 2001



                                                   By://S//Joel S. Hatlen
                                                        Joel S. Hatlen
                                                   Vice President - Finance
                                                   Chief Financial Officer
                                                   Secretary and Treasurer