Form 10-Q
period 2001-06-30
DATA I/O CORP
filed 2001-08-14
CIK 351998

16


UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q (Mark One) ( X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended JUNE 30, 2001 OR ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Or the transition period from ___________ to ______________



                           Commission File No. 0-10394
                              DATA I/O CORPORATION
             (Exact name of registrant as specified in its charter)

             Washington                                 91-0864123
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

                            10525 Willows Road N.E.,
                           Redmond, Washington, 98052
               (Address of principal executive offices, Zip Code)

                                 (425) 881-6444
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


7,613,754 shares of no par value Common Stock issued and outstanding as of August 3, 2001

                              DATA I/O CORPORATION

                 FORM 10-Q For the Quarter Ended June 30, 2001

                                     INDEX

Part I - Financial Information                                             Page

     Item 1.    Financial Statements (unaudited)                             3

     Item 2.    Management's Discussion and Analysis of Financial           10
                Condition and Results of Operations

     Item 3.    Quantitative and Qualitative Disclosures About              14
                Market Risk

Part II - Other Information

     Item 1.    Legal Proceedings                                           14

     Item 2.    Changes in Securities and Use of Proceeds                   14

     Item 3.    Defaults Upon Senior Securities                             14

     Item 4.    Submission of Matters to a Vote of Security Holders         14

     Item 5.    Other Information                                           15

     Item 6.    Exhibits and Reports on Form 8-K                            15


Signatures                                                                  16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                      DATA I/O CORPORATION

                                                   CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------
                                                                                    Jun. 30,                Dec. 28,
                                                                                      2001                    2000
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                                  (unaudited)            Restated 1
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                         $2,892                 $3,133
     Marketable securities                                                              1,677                  1,944
     Trade accounts receivable, less allowance for
        doubtful accounts of $340 and $350                                              7,941                 10,627

     Inventories                                                                        7,180                  9,166
     Recoverable income taxes                                                              73                     91
     Other current assets                                                                 182                    444
                                                                                   -----------            -------------

        TOTAL CURRENT ASSETS                                                           19,945                 25,405

Property, plant and equipment - net                                                     2,293                  2,190
Other assets                                                                              626                  1,151

                                                                                   -----------            -------------
        TOTAL ASSETS                                                                  $22,864                $28,746
                                                                                   ===========            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                    $754                 $1,674
     Accrued compensation                                                               1,378                  2,073
     Deferred revenue                                                                   2,306                  2,637
     Other accrued liabilities                                                          1,967                  1,623
     Accrued costs of business restructuring                                              176                    117
     Income taxes payable                                                                 345                    489
                                                                                   -----------            -------------

        TOTAL CURRENT LIABILITIES                                                       6,926                  8,613

Deferred gain on sale of property                                                       1,930                  2,094
                                                                                   -----------            -------------

        TOTAL LIABILITIES                                                               8,856                 10,707

COMMITMENTS                                                                                 -                      -

STOCKHOLDERS' EQUITY:
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                                        -                      -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,560,167
           and 7,494,592 shares                                                        18,408                 18,292
     Accumulated Deficit                                                               (4,232)                  (163)
     Accumulated other comprehensive loss                                                (168)                   (90)
                                                                                   -----------            -------------
        TOTAL STOCKHOLDERS' EQUITY                                                     14,008                 18,039
                                                                                   -----------            -------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $22,864                $28,746
                                                                                   ===========            =============
See accompanying notes

1  The restatement is due to the Company's adoption of SAB 101



                                                      DATA I/O CORPORATION

                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (UNAUDITED)

                                                                             Quarters Ended              Six Months Ended
------------------------------------------------------------------------ ------------------------ -- --------------------------
                                                                         June 30,      June 29,       June 30,       June 29,
                                                                           2001          2000           2001           2000
------------------------------------------------------------------------ ---------- -- ---------- -- ----------- -- -----------
(in thousands, except per share data)                                                  Restated 1                    Restated 1
Net sales                                                                  $6,487       $14,094       $14,370        $19,724
Cost of goods sold                                                          3,677         7,320         8,825         10,704
                                                                         ----------    ----------    -----------    -----------
Gross margin                                                                2,810         6,774         5,545          9,020

Operating expenses:
     Research and development                                               1,765         2,112         3,703          4,533
     Selling, general and administrative                                    2,450         3,057         5,446          5,582
     Net provision (reversal) for business restructuring                      460          (255)          460           (255)
                                                                         ----------    ----------    -----------    -----------
         Total operating expenses                                           4,675         4,914         9,609          9,860
                                                                         ----------    ----------    -----------    -----------

         Operating Income/(loss)                                           (1,865)        1,860        (4,064)          (840)

Non-operating income (expense):
     Interest income                                                           51           128           117            304
     Interest expense                                                          (3)          (11)          (10)           (20)
     Foreign currency exchange                                                (83)          (11)          (90)           (14)
                                                                         ----------    ----------    -----------    -----------
         Total non-operating income/(loss)                                    (35)          106            17            270

                                                                         ----------    ----------    -----------    -----------
         Income/(loss) from operations before income taxes
             and cumulative effect of accounting changes                   (1,900)        1,966        (4,047)          (570)

Income tax expense                                                             20            17            22             30
                                                                         ----------    ----------    -----------    -----------
Income/(loss) from operations and before cumulative
   effect of accounting changes                                            (1,920)        1,949        (4,069)          (600)

Cumulative effect of change in accounting principle                             -             -             -          2,531
                                                                         ----------    ----------    -----------    -----------

Net income/(loss)                                                         ($1,920)       $1,949       ($4,069)       ($3,131)
                                                                         ==========    ==========    ===========    ===========

Basic and diluted income/(loss) per share:
     From continuing operations                                            ($0.25)        $0.26        ($0.54)        ($0.08)
     From cumulative effect of change in accounting principle                0.00          0.00          0.00          (0.35)
                                                                         ----------    ----------    -----------    -----------
     Total basic and diluted income/(loss) per share                       ($0.25)        $0.26        ($0.54)        ($0.43)
                                                                         ==========    ==========    ===========    ===========

Weighted average shares outstanding                                         7,560         7,374         7,560          7,361
                                                                         ==========    ==========    ===========    ===========
Weighted average and potential shares outstanding                           7,560         7,628         7,560          7,361

See accompanying notes

1  The restatement is due to the Company's adoption of SAB 101


                                                      DATA I/O CORPORATION

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Jun. 30,          Jun. 29,
For the six months ended                                                                           2001              2000
-------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                                  Restated 1
OPERATING ACTIVITIES:
   Loss from operations                                                                           ($4,069)         ($3,131)
   Adjustments to reconcile loss from operations to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                                                  1,192            1,060
     Net loss on dispositions                                                                          73                -
     Amortization of deferred gain on sale                                                           (164)            (166)

     Net change in:
        Deferred revenue                                                                             (331)           1,698
        Trade accounts receivable                                                                   2,736           (1,453)
        Inventories                                                                                 1,986           (3,716)
        Recoverable income taxes                                                                       18               54
        Other current assets                                                                          178              176
        Accrued cost of business restructuring                                                         63             (334)
        Accounts payable and accrued liabilities                                                   (1,428)             822
                                                                                                -----------      --------------
   Net cash provided by (used in) operating activities                                                254           (4,990)

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                                        (825)            (298)
   Purchases of marketable securities                                                              (2,106)          (2,339)
   Proceeds from sales of marketable securities                                                     2,369            5,924
                                                                                                -----------      --------------
     Cash provided by (used in) investing activities                                                 (562)           3,287

FINANCING ACTIVITIES:
   Sale of common stock                                                                               117               82
   Proceeds from exercise of stock options                                                              -               72
                                                                                                -----------      --------------
     Cash provided by financing activities                                                            117              154

Decrease in cash and cash equivalents                                                                (191)          (1,549)

Effects of exchange rate changes on cash                                                              (50)               -
Cash and cash equivalents at beginning of year                                                      3,133            3,597
                                                                                                -----------      --------------
Cash and cash equivalents at end of quarter                                                        $2,892           $2,048
                                                                                                ===========      ==============
 See accompanying notes

 1 The restatement is due to the Company's adoption of SAB 101.

                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

The financial statements as of June 30, 2001 and June 29, 2000, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 28, 2000 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 28, 2000.


NOTE 2 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                         June 30,                  Dec. 28,
                                          2001                      2000
                                     ---------------          ----------------
Raw material                             $4,431                    $4,526
Work-in-process                           1,706                     2,756
Finished goods                            1,043                     1,884
                                     ---------------           ----------------
                                         $7,180                    $9,166
                                     ===============           ================


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                         June 30,                  Dec. 28,
                                           2001                      2000
                                    ----------------          ----------------
Building improvements                      $226                      $205
Equipment                                12,615                    12,703
                                    ----------------          ----------------
                                         12,841                    12,908
Less accumulated depreciation            10,548                    10,718
                                    ----------------          ----------------
                                        $ 2,293                   $ 2,190
                                    ================          ================

NOTE  4- BUSINESS RESTRUCTURING PROGRESS

In the second quarter of 2001, the Company recorded a restructuring charge of $460,000 associated with actions taken to reduce the Company's breakeven point and realign the company with growth activities. This operational repositioning was mandated by the impact which the current economic slowdown and decline in capital spending across a high number of customer groups has had on general demand for programming equipment.

The Company's repositioning included the following four components: a reduction in the Company's global workforce of approximately 40 persons or 20% of the workforce; discontinuance or reallocation of numerous projects and activities not essential to the Company's long-term goals; streamlining of activities to decrease discretionary marketing, distribution and promotional expenses; and consolidation of numerous functions across the organization to create a team which is more productive and able to respond faster to global customer needs. At June 30, 2001 all second quarter restructuring expenses associated with these activities had been paid except approximately $97,000.

On July 12, 2001 the Company announced that it would take further strategic actions to reduce its breakeven point, which included the following actions: closure of a facility in Germany and its operations moved to other locations within the Company; the Company's four product families will be combined into two business groups; service groups across the organization will be consolidated to create a team more responsive to global customer needs; and certain other expense reductions will be targeted for the third quarter, including a closure of the company's Redmond facility for one week. Restructuring charges related to these actions are expected to total approximately $0.5 million. The Company expects these charges will be recorded in the third quarter.

During the third quarter and fourth quarters of 1998, the Company recorded total restructuring charges of $4.4 million as the Company began the implementation of a plan to restructure its Redmond and foreign subsidiary operations to a level more in line with the lower sales it was experiencing and related to activities directly associated with the fourth quarter 1998 acquisition of SMS Holding GmbH ("SMS"). The remaining reserve at June 30, 2001 is $79,000.

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                         Second Quarter                 First Six Months
                                                                  -----------------------------    ---------------------------
                                                                     2001             2000            2001            2000
                                                                  -----------     -------------    -----------     -----------
                                                                                  Restated 1                        Restated 1
Numerator for basic and diluted earnings per share:
       Income (loss) from operations before cumulative
         effect of change in accounting principle                   ($1,920)            $1,949       ($4,069)          ($600)
        Cumulative effect of change in accounting principle               -                  -             -         ($2,531)
                                                                  -----------     -------------    -----------     -----------
               Net income (loss)                                    ($1,920)            $1,949       ($4,069)        ($3,131)
                                                                  ===========     =============    ===========     ===========

Denominator:
        Denominator for basic earnings per share -
         weighted-average shares                                      7,560              7,374         7,560           7,361
        Employee stock options (1)                                        -                254             -               -
                                                                  -----------     -------------    -----------     -----------
         Denominator for diluted earnings per share -
               adjusted weighted-average shares and
               assumed conversions of stock options                   7,560              7,628         7,560           7,361
                                                                  ===========     =============    ===========     ===========
Basic and diluted earnings (loss) per share
         From operations, after taxes before cumulative
         effect of change in accounting principle                   ($0.25)              $0.26        ($0.54)         ($0.08)
         From change in accounting principle                        ($0.00)              $0.00        ($0.00)         ($0.35)
                                                                  -----------     -------------    -----------     -----------
         Total basic and diluted earnings (loss) per share          ($0.25)              $0.26        ($0.54)         ($0.43)
                                                                  ===========     =============    ===========     ===========

(1) Excludes 15,464 and 44,361 employee stock options which were antidilutive for the second quarter and the six months ended June 30, 2001, respectively, and 251,498 which were antidilutive for the six months ended June 29, 2000.


NOTE 6 - ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the first six months of 2001 differed from the statutory 34% tax rate primarily due to operating losses for which no tax benefit was recorded. Tax valuation reserves increased by approximately $617,000 during the second quarter. As of June 30, 2001 the Company has valuation reserves of $8,524,000.


NOTE 7 - COMPREHENSIVE INCOME

During the second quarter and the first sixth months of 2001 and 2000 total comprehensive income (loss) was comprised of the following (in thousands):

                                                       For the Second Quarter                For the Six Months
                                                   -------------------------------    ----------------------------------
                                                         2001              2000             2001             2000
                                                   -------------    --------------    -------------    -----------------
                                                                       Restated 1                          Restated 1
    Net income (loss)                                  ($1,920)           $1,949          ($4,069)         ($3,131)
    Foreign currency translation gain (loss)               (76)              (13)             (78)              12
                                                   -------------    --------------    -------------    -----------------
    Total comprehensive income (loss)                  ($1,996)           $1,936          ($4,147)         ($3,119)
                                                   =============    ==============    =============    =================

1  The restatement is due to the Company's adoption of SAB 101.

NOTE 8 - CHANGE IN FISCAL YEAR

Previously, the Company reported on a fifty-two, fifty-three week basis. The last reporting period using this fiscal period was the year ended December 28, 2000. The Company's Board of Directors approved a resolution on March 12, 2001 to change the Company's reporting period to a calendar year and calendar quarter basis effective for the current fiscal year. The first quarter of 2001 covers the period December 29, 2000 to March 31, 2001. The second quarter covers the period April 1, 2001 to June 30, 2001.

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

The Company utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by the Company are designated as fair value hedges and as of June 30, 2001 are considered to be highly effective. Generally, these contracts have maturities less than one year and require the Company to exchange foreign currencies for U.S. dollars at maturity. The change in fair value of open hedge contracts as of June 30, 2001 resulted in a realized gain of $110,000 and is included in accounts payable on the balance sheet.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General


Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding industry prospects; future results of operations or financial position; changes in gross margin percentages; integration of acquired products and operations; market acceptance of the Company's newly introduced or upgraded products; development, introduction and shipment of new products; expected spending levels; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. The following discussions and discussions under the caption "Business - Cautionary Factors That May Affect Future Results" in Item 1 in the Company's Annual report on Form 10-K for the year ended December 28, 2000, describe some, but not all, of the factors that could cause these differences.

Results of Operations

 Net Sales
 -------------------------------------------------------------------------------------------------------------------------------
 (in thousands)

                                                        Second Quarter                            First Six Months
                                           -----------------------------------------  ------------------------------------------

 Net sales by product line                      2001         % Change       2000           2001        % Change        2000
 -----------------------------------------------------------------------------------  ------------------------------------------
                                                                         Restated 1                                 Restated 1

 Non-automated programming systems              $3,630       (20.7%)        $4,579         $8,320        (6.6%)       $8,910

 Automated programming systems                   2,857       (70.0%)         9,515          6,050       (44.1%)       10,814

                                           -----------------------------------------  ------------- -----------------------------

 Total programming systems                      $6,487       (53.9%)       $14,094        $14,370       (27.1%)      $19,724
                                           =========================================  ==========================================


                                                        Second Quarter                            First Six Months
                                           -----------------------------------------  ------------------------------------------

 Net sales by location                           2001        % Change        2000          2001        % Change        2000
 -----------------------------------------------------------------------------------  ------------------------------------------

                                                                         Restated 1                                 Restated 1

 United States                                 $2,358       (44.0%)         $4,211         $5,278       (23.1%)       $6,859

    % of total                                  36.3%                        29.9%          36.7%                      34.8%

 International                                 $4,129       (58.2%)         $9,883         $9,092       (29.3%)      $12,865

    % of total                                  63.7%                        70.1%          63.3%                      65.2%

 -------------------------------------------------------------------------------------------------------------------------------

The restatement is due to the Company's adoption of SAB 101.

Revenues for the second quarter of 2001 decreased $7.6 million or 54% compared to the restated second quarter of 2000. The Company adopted SAB 101 in the first quarter of 2000, resulting in recognition of an additional $4.0 million in revenue during the second quarter of 2000. Without the SAB 101 adjustment, revenues were down by $3.6 million or 36% for the quarter and $2.4 million for the first six months.

The Company has experienced a decline in sales during the first and second quarters of 2001 from the second, third and fourth quarters of 2000. The decline is attributed to the Company experiencing a reduction in the orders for both automated and non-automated programming equipment. The Company believes this to be primarily due to a general economic slowing in the wireless communications industry, among contract manufacturers and in other sectors of the electronics industry.


Gross Margin

                                                     Second Quarter                         First Six Months
                                           ---------------------------------------------------------------------------

 (in thousands)                                  2001                2000               2001               2000
----------------------------------------------------------------------------------------------------------------------

                                                                   Restated                              Restated
Gross Margin                                    $2,810              $6,774             $5,545             $9,020

Percentage of net sales                          43.3%               48.1%              38.6%              45.7%
----------------------------------------------------------------------------------------------------------------------

Gross margin dollars decreased 59% on a 54% revenue decrease during the second quarter 2001 versus the same quarter in 2000. The gross margin percentage decreased from 48.1% to 43.3%. The adoption of SAB 101 increased the margin dollars in the second quarter of 2000 by $2.2 million and increased the gross margin percentage from 45.4% to 48.1%.

The gross margin percentage tends to suffer as sales decrease because of the fixed costs in the manufacturing process. Because of the steps that the Company has taken to reduce costs and implement lean manufacturing techniques, the Company expects the gross margin percentage to improve as sales volumes increase.

Research and Development

                                                     Second Quarter                         First Six Months
                                           ---------------------------------------------------------------------------

 (in thousands)                                  2001                2000                2001              2000
 ---------------------------------------------------------------------------------------------------------------------
 Research and development                       $1,765              $2,112              $3,703            $4,533

 Percentage of net sales                         27.2%               15.0%               25.8%             23.0%
 ---------------------------------------------------------------------------------------------------------------------

The decrease in research and development (R&D) spending for the first half of 2001 as compared to the first half of 2000 reflects lower headcount and lower development spending. R&D spending was very high in the first half of 2000 due to PP100 and ProLINE RoadRunner development activities. During 2001 the Company plans to continue spending at its current rate to develop new products and technology.

The R&D spending as a percentage of Net Sales is higher for the second quarter and for the first six months due to the decrease in revenues from year to year.


Selling, General and Administrative

                                                     Second Quarter                         First Six Months
                                           ---------------------------------------------------------------------------

                                                 2001                2000                2001              2000
 ---------------------------------------------------------------------------------------------------------------------
                                                                   Restated                              Restated

 Selling, general & administrative              $2,450              $3,057              $5,446            $5,582

 Percentage of net sales                         37.8%               21.7%               37.9%             28.3%
 ---------------------------------------------------------------------------------------------------------------------

Selling, General and Administrative (SG&A) expenses decreased $0.6 million in the second quarter of 2001 versus 2000 and $0.1 million for the first 6 months of 2001 versus last year. Tight internal spending controls, coupled with the benefits of the restructuring activities undertaken during the first part of the second quarter, has led to a significant reduction in SG&A spending. Spending was lowered in the second quarter to bring expenses in line with the income levels the Company was achieving.


Interest

                                                     Second Quarter                         First Six Months
                                           ---------------------------------------------------------------------------

 (in thousands)                                  2001                2000                2001              2000
 ---------------------------------------------------------------------------------------------------------------------
 Interest income                                  $51                $128                $117              $304

 Interest expense                                 ($3)               ($11)               ($10)             ($20)
 ---------------------------------------------------------------------------------------------------------------------

The decrease in interest income for the second quarter of 2001 as compared to the second quarter of 2000, and for the first 6 months, is due to the decrease in cash, cash equivalents and marketable securities, due primarily to the funding of operating losses during the past year.

Income Taxes

                                                     Second Quarter                         First Six Months
                                           ---------------------------------------------------------------------------

 (in thousands)                                  2001                2000                2001              2000
 ---------------------------------------------------------------------------------------------------------------------
 Income tax expense from  operations              $20                $17                  $22               $30
 ---------------------------------------------------------------------------------------------------------------------


Tax expense recorded for both the second quarter and first six months of 2001 was due to foreign taxes. Tax valuation reserves increased by approximately $617,000 during the quarter. The Company has valuation reserves of $8,524,000 and $7,714,000 as of June 30, 2001 and June 29, 2000 respectively.

Financial Condition

Liquidity and Capital Resources
                                                                    Jun. 30,                                  Dec. 28,
(in thousands)                                                        2001                Change                2000
------------------------------------------------------------- --------------------- -------------------- -------------------

Working capital                                                     $13,019              ($3,773)             $16,792
------------------------------------------------------------- --------------------- -------------------- -------------------

Working capital decreased during the first six months of 2001 primarily due to funding of the losses for the period. Cash, cash equivalents and marketable securities decreased approximately $0.5 million during the period, inventory decreased $2.0 million, and accounts receivable decreased $2.7 million. Accounts payable has decreased $0.9 million during the first 6 months, primarily due to the low level of inventory purchases.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 2001 will be between $500,000 and $1.0 million. The Company believes that cash, cash equivalents and marketable securities will be sufficient to meet current and anticipated future capital expenditures. Although the Company expects that such expenditures will be made, it has purchase commitments for only a small portion of this amount.

At June 30, 2001, the Company had no debt and the Company's material short-term unused sources of liquidity consisted of approximately $4.6 million in cash, cash equivalents and marketable securities.

Share Repurchase Program

Under a previously announced share repurchase program, the Company is authorized to repurchase up to 1,123,800 shares (approximately 15.2%) of its outstanding Common Stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. As of June 30, 2001, the Company has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. The Company has not repurchased shares under this plan since the second quarter of 1997 although it still has the authority to do so.

Restructuring

In the second quarter of 2001, the Company recorded a restructuring charge of $460,000 to reduce the Company's breakeven point and realign the Company with growth activities. This operational repositioning was mandated by the impact which the current economic slowdown and decline in capital spending across a high number of customer groups has had on general demand for programming equipment.

The Company's repositioning included the following four components: a reduction in the Company's global workforce of approximately 40 persons or 20% of the workforce; discontinuance or reallocation of numerous projects and activities not essential to the company's long-term goals; streamlining of activities to decrease discretionary marketing, distribution and promotional expenses; and consolidation of numerous functions across the organization to create a team which is more productive and able to respond faster to global customer needs. At June 30, 2001 all restructuring expenses had been incurred except approximately $97,000.

On July 12, 2001 the Company announced that it would take further strategic actions to reduce its breakeven point, which included the following actions: closure of a facility in Germany and its operations moved to other locations within the Company; the company's four product families will be combined into two business groups; service groups across the organization will be consolidated to create a team more responsive to global customer needs; and certain other expense reductions will be targeted for the third quarter, including a closure of the company's Redmond facility for one week. Restructuring charges for these actions are expected to total approximately $0.5 million. The Company expects these charges will be recorded in the third quarter.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has experienced no material changes in market risk. The Company currently uses only foreign currency hedge derivative instruments, which are not material as of June 30, 2001. However, the Company is exposed to interest rate risks. The Company generally invests in high-grade commercial paper with original maturity dates of twelve months or less and conservative money market funds to minimize its exposure to interest rate risk on its marketable securities, which are classified as available-for-sale as of June 30, 2001 and December 28, 2000.

PART II - OTHER INFORMATION



Item 1.           Legal Proceedings

                  None


Item 2.           Changes in Securities and Use of Proceeds

                  None


Item 3.           Defaults Upon Senior Securities

                  None


Item 4.           Submission of Matters to a Vote of Security Holders

                  At the Annual Meeting of Shareholders held on May 16, 2001, there were present in person or by proxy the holders of 7,255,421 (95.97%) shares of Common Stock of the Corporation thereby constituting a quorum. Following are the matters ratified and the voting results:

                  (a) Election of a Board of Directors consisting of the following seven (7) directors:

                  Name                         Votes For        Votes Withheld

                  Keith L. Barnes              6,721,497             533,924
                  Glen F. Ceiley               6,720,113             535,308
                  Daniel A. DiLeo              6,719,155             536,266
                  Paul A. Gary                 6,722,240             533,181
                  Frederick R. Hume            6,721,597             533,824
                  Edward D. Lazowska           6,721,240             534,181
                  Steven M. Quist              6,693,955             561,466

                  (b) Approval to amend the Company's 1982 Employee Stock Purchase Plan, to increase the number of shares reserved under the Plan by an additional 300,000 shares. The amendment passed by the following vote counts: 6,553,940 votes for; 682,704 against; 18,777 abstained.


Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits

                  None

                  (b) Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DATA I/O CORPORATION
                                                (REGISTRANT)
DATED:   August 9, 2001



                                                By://S//Joel S. Hatlen
                                                Joel S. Hatlen
                                                Vice President - Finance
                                                Chief Financial Officer
                                                Secretary and Treasurer