Form 10-Q
period 2001-09-30
DATA I/O CORP
filed 2001-11-13
CIK 351998

15


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                   (Mark One)

              ( X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2001

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


7,613,574 shares of no par value Common Stock issued and outstanding as of November 3, 2001

                              DATA I/O CORPORATION

                                    FORM 10-Q
                    For the Quarter Ended September 30, 2001

                                      INDEX


Part I - Financial Information                                            Page

     Item 1.    Financial Statements                                        3

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         9

     Item 3.    Quantitative and Qualitative Disclosures About
                Market Risk                                                13


Part II - Other Information

     Item 1.    Legal Proceedings                                          14

     Item 2.    Changes in Securities and Use of Proceeds                  14

     Item 3.    Defaults Upon Senior Securities                            14

     Item 4.    Submission of Matters to a Vote of Security Holders        14

     Item 5.    Other Information                                          14

     Item 6.    Exhibits and Reports on Form 8-K                           14



Signatures                                                                 15



                                                  PART I - FINANCIAL INFORMATION

                                                   Item 1. Financial Statements

                                                       DATA I/O CORPORATION

                                                    CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------
                                                                                   Sept. 30,                Dec. 28,
                                                                                      2001                    2000
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                         $6,335                 $3,133
     Marketable securities                                                              1,406                  1,944
     Trade accounts receivable, less allowance for
        doubtful accounts of $349 and $350                                              6,116                 10,627

     Inventories                                                                        6,707                  9,166
     Recoverable income taxes                                                               0                     91
     Other current assets                                                                 394                    444
                                                                                   -----------            -------------
        TOTAL CURRENT ASSETS                                                           20,958                 25,405

Property, plant and equipment - net                                                     1,800                  2,190
Other assets                                                                              363                  1,151
                                                                                   -----------            -------------
        TOTAL ASSETS                                                                  $23,121                $28,746
                                                                                   ===========            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                  $1,897                 $1,674
     Accrued compensation                                                                 867                  2,073
     Deferred revenue                                                                   2,053                  2,637
     Other accrued liabilities                                                          2,109                  1,623
     Accrued costs of business restructuring                                              395                    117
     Income taxes payable                                                                 417                    489
                                                                                   -----------            -------------
        TOTAL CURRENT LIABILITIES                                                       7,738                  8,613

Deferred gain on sale of property                                                       1,847                  2,094
                                                                                   -----------            -------------
        TOTAL LIABILITIES                                                               9,585                 10,707

COMMITMENTS                                                                                 -                      -

STOCKHOLDERS' EQUITY:
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                                        -                      -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,613,754
           and 7,494,592 shares                                                        18,500                 18,292
     Accumulated deficit                                                               (4,967)                  (163)
     Accumulated other comprehensive income/(loss)                                          3                    (90)
                                                                                   -----------            -------------
        TOTAL STOCKHOLDERS' EQUITY                                                     13,536                 18,039
                                                                                   -----------
                                                                                                          -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $23,121                $28,746
                                                                                   ===========            =============


See accompanying notes



                                                        DATA I/O CORPORATION

                                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Quarters Ended              Nine Months Ended
------------------------------------------------------------------------ ------------------------ -- --------------------------
                                                                         Sept. 30,     Sept. 28,     Sept. 30,      Sept. 28,
                                                                           2001          2000           2001           2000
------------------------------------------------------------------------ ---------- -- ---------- -- ----------- -- -----------
(in thousands, except per share data)                                                  Restated 1                   Restated 1

Net sales                                                                  $6,479       $12,981       $20,849        $32,705
Cost of goods sold                                                          3,124         6,845        11,949         17,549
                                                                         ----------    ----------    -----------    -----------
Gross margin                                                                3,355         6,136         8,900         15,156

Operating expenses:
     Research and development                                               1,450         2,360         5,153          6,893
     Selling, general and administrative                                    2,011         2,361         7,457          7,943
     Net provision (reversal) for business restructuring                      499             -           959           (255)
                                                                         ----------    ----------    -----------    -----------
         Total operating expenses                                           3,960         4,721        13,569         14,581
                                                                         ----------    ----------    -----------    -----------

         Operating income/(loss)                                             (605)        1,415        (4,669)           575

Non-operating income/(expense):
     Interest income                                                           77            94           195            398
     Interest expense                                                          (2)           (3)          (13)           (23)
     Foreign currency exchange                                                 29           (11)          (61)           (25)
                                                                         ----------    ----------    -----------    -----------
         Total non-operating income                                           104            80           121            350
                                                                         ----------    ----------    -----------    -----------

Income/(loss) from operations before income taxes
        and cumulative effect of accounting changes                          (501)        1,495        (4,548)           925

Income tax expense                                                             70             4            92             34
                                                                         ----------    ----------    -----------    -----------
Income/(loss) from operations and before cumulative
   effect of accounting changes                                              (571)        1,491        (4,640)           891

Cumulative effect of change in accounting principle                             -             -             -         (2,531)
                                                                         ----------    ----------    -----------    -----------

Net income/(loss)                                                           ($571)       $1,491       ($4,640)       ($1,640)
                                                                         ==========    ==========    ===========    ===========

Basic income/(loss) per share:
     From operations                                                       ($0.08)        $0.20        ($0.61)         $0.12
     From cumulative effect of change in accounting principle                0.00          0.00          0.00          (0.34)
                                                                         ----------    ----------    -----------    -----------
     Total basic income/(loss) per share                                   ($0.08)        $0.20        ($0.61)        ($0.22)
                                                                         ==========    ==========    ===========    ===========

Diluted income/(loss) per share:
     From operations                                                       ($0.08)        $0.20        ($0.61)         $0.12
     From cumulative effect of change in accounting principle                0.00          0.00          0.00          (0.34)
                                                                         ----------    ----------    -----------    -----------
     Total diluted income/(loss) per share                                 ($0.08)        $0.20        ($0.61)        ($0.22)
                                                                         ==========    ==========    ===========    ===========

Shares used in calculation of net income/(loss) per share
        Basic                                                               7,596         7,431         7,572          7,378
                                                                         ==========    ==========    ===========    ===========
        Diluted                                                             7,596         7,642         7,572          7,378
                                                                         ==========    ==========    ===========    ===========

See accompanying notes

1 The restatement is due to the Company's adoption of SAB 101.


                                                           DATA I/O CORPORATION

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


-----------------------------------------------------------------------------------------------------------------------------
                                                                                               Sept. 30,         Sept. 28,
For the nine months ended                                                                        2001               2000
-----------------------------------------------------------------------------------------------------------------------------
(in  thousands)
OPERATING ACTIVITIES:
   Net loss                                                                                     ($4,640)          ($1,640)
   Adjustments to reconcile loss from operations to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                                                                1,720             1,603
     Net loss on dispositions                                                                       141                 -
     Amortization of deferred gain on sale of property                                             (247)             (248)
     Net change in:
        Trade accounts receivable                                                                 4,477            (3,442)
        Inventories                                                                               2,448            (3,695)
        Recoverable income taxes                                                                     91               132
        Other current assets                                                                         50               289
        Accrued cost of business restructuring                                                      271              (362)
        Accounts payable and accrued liabilities                                                   (569)              152
        Deferred revenue                                                                           (584)             (272)
                                                                                              ------------      -------------
   Net cash provided by (used in) operating activities                                            3,158            (7,483)

INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                                      (687)             (850)
   Purchases of marketable securities                                                            (2,505)           (2,345)
   Proceeds from sales of marketable securities                                                   3,042             9,019
                                                                                              ------------      -------------
     Cash provided by (used in) investing activities                                               (150)            5,824

FINANCING ACTIVITIES:
   Proceeds from shares issued through employee stock purchase plan                                 209               171
   Proceeds from exercise of stock options                                                            -               123
                                                                                             ------------      -------------
      Cash provided by financing activities                                                         209               294

   Effects of exchange rate changes on cash and cash equivalents                                    (15)                -
                                                                                             ------------      -------------

   Increase/(decrease) in cash and cash equivalents                                               3,202            (1,365)
   Cash and cash equivalents at beginning of period                                               3,133             3,597
                                                                                              ------------      -------------
   Cash and cash equivalents at end of period                                                    $6,335            $2,232
                                                                                              ============      =============
   See accompanying notes



                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE  1 -  FINANCIAL  STATEMENT  PREPARATION

The financial statements as of September 30, 2001 and September 28, 2000, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 28, 2000 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 28, 2000.

NOTE 2 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                           Sept. 30,               Dec. 28,
                                             2001                    2000
                                      ----------------       ----------------
Raw material                                $3,986                  $4,526
Work-in-process                              1,509                   2,756
Finished goods                               1,212                   1,884
                                      ----------------       ----------------
                                            $6,707                  $9,166
                                      ================       ================


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following components (in thousands):

                                           Sept 30,                  Dec. 28,
                                             2001                      2000
                                    ----------------          ----------------
Building improvements                     $    226                   $   205
Equipment                                   12,305                    12,703
                                    ----------------          ----------------
                                            12,531                    12,908
Less accumulated depreciation               10,731                    10,718
                                    ----------------          ----------------
                                           $ 1,800                   $ 2,190
                                    ================          ================

NOTE 4 - BUSINESS RESTRUCTURING PROGRESS

On July 12, 2001 the Company announced that it would take further strategic actions to reduce its breakeven point. These actions included: the closure of a manufacturing facility in Germany and its operations moved to other locations within the Company; the Company's four product families were combined into two groups; service groups across the organization consolidated to create a team more responsive to global customer needs; and certain other expense reductions were targeted for the third quarter, including a closure of the Company's Redmond facility for one week. A restructuring charge of $499,000 was recorded in the third quarter of 2001 and is primarily related to lease abandonment charges and employee severance. Of this amount $312,000 remains unpaid at September 30, 2001.

In the second quarter of 2001, the Company recorded a restructuring charge of $460,000 associated with actions taken to reduce the Company's breakeven point and realign the Company with growth activities. This operational repositioning was mandated by the impact which the current economic slowdown and decline in capital spending across a high number of customer groups has had on general demand for programming equipment. The Company's repositioning included the following four components: a reduction in the Company's global workforce of approximately 40 persons or 20% of the workforce; discontinuance or reallocation of numerous projects and activities not essential to the Company's long-term goals; streamlining of activities to decrease discretionary marketing, distribution and promotional expenses; and consolidation of numerous functions across the organization to create a team which is more productive and able to respond faster to global customer needs. At September 30, 2001 all restructuring expenses associated with these activities had been paid except approximately $18,000.

During the third quarter and fourth quarters of 1998, the Company recorded total restructuring charges of $4.4 million as the Company began the implementation of a plan to restructure its Redmond and foreign subsidiary operations to a level more in line with the lower sales it was experiencing and related to activities directly associated with the fourth quarter 1998 acquisition of SMS Holding GmbH ("SMS"). The remaining reserve at September 30, 2001 is $65,000 that relates primarily to lease abandonment expenses.

On October 22, 2001 the Company announced that it planned to take additional cost reductions actions in the fourth quarter to bring the quarterly breakeven point to approximately $6 million in quarterly revenue.

An analysis of the restructuring is as follows (in thousands)

                                                        Reserve                       2001          Reserve
                                                       Balance at      2001        Payments/       Balance at
 Description                                            12/28/00     Expenses     Write-offs       09/30/2001
 --------------                                       ------------- -----------   ------------- -----------------
 Downsizing U.S. Operations:
  Employee severance                                     $ -            $305           $301            $  4
  Redmond facility consolidation and abandonment          107              -             42              65
  Consulting and legal expenses                            -              41             27              14

 Downsizing Foreign Operations                             10            613            311             312
                                                      ------------- -----------   ------------- -----------------
 Total                                                   $117           $959           $681            $395
                                                      ============= ===========   ============= =================


NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                         Third Quarter                 First Nine Months
                                                                  -----------------------------    ---------------------------
                                                                     2001             2000            2001            2000
                                                                  -----------     -------------    -----------     -----------
                                                                                    Restated 1                       Restated 1
Numerator for basic and diluted earnings per share:
       Income /(loss) from operations before cumulative
         effect of change in accounting principle                     ($571)            $1,491       ($4,640)          $  891
        Cumulative effect of change in accounting principle               -                  -             -           (2,531)
                                                                  -----------     -------------    -----------     -----------
               Net income/(loss)                                      ($571)            $1,491       ($4,640)         ($1,640)
                                                                  ===========     =============    ===========     ===========

Denominator:
        Denominator for basic earnings per share -
         weighted-average shares                                      7,596              7,431         7,572            7,378
        Employee stock options (1)                                        -                211             -               -
                                                                  -----------     -------------    -----------     -----------
         Denominator for diluted earnings per share -
                  adjusted weighted-average shares and
                  assumed conversions of stock options                7,596              7,642         7,572            7,378
                                                                  ===========     =============    ===========     ===========
Basic and diluted earnings/(loss) per share
         From operations, after taxes before cumulative
         effect of change in accounting principle                    ($0.08)             $0.20        ($0.61)           $0.12
         From change in accounting principle                           0.00               0.00          0.00            (0.34)
                                                                  -----------     -------------    -----------     -----------
         Total basic and diluted earnings/(loss) per share           ($0.08)             $0.20        ($0.61)          ($0.22)
                                                                  ===========     =============    ===========     ===========

        (1) Excludes 4,000 and 44,000 employee stock options which were antidilutive for the third quarter and the nine months ended
            September 30, 2001, respectively, and 251,000 which were antidilutive for the nine months ended September 28, 2000.

NOTE 6 - ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the first nine months of 2001 differed from the statutory 34% tax rate primarily due to operating losses for which no tax benefit was recorded. Tax valuation reserves increased by approximately $255,000 during the third quarter. As of September 30, 2001 the Company has valuation reserves of $8.8 million.

NOTE 7 - COMPREHENSIVE INCOME

During the third quarter and the first nine months of 2001 and 2000 total comprehensive income (loss) was comprised of the following (in thousands):

                                                       For the Third Quarter                 For the Nine Months
                                                   -------------------------------    ----------------------------------
                                                       2001             2000              2001               2000
                                                   -------------    --------------    -------------    -----------------
                                                                     Restated 1                           Restated 1
    Net income /(loss)                                   ($571)          $1,491           ($4,640)         ($1,640)
    Foreign currency translation gain/(loss)               171               43                93               (4)
                                                   -------------    --------------    -------------    -----------------
    Total comprehensive income /(loss)                   ($400)          $1,534           ($4,547)         ($1,644)
                                                   =============    ==============    =============    =================

1 The restatement is due to the Company's adoption of SAB 101.

NOTE 8 - CHANGE IN FISCAL YEAR

Previously, the Company reported on a fifty-two, fifty-three week basis. The last reporting period using this fiscal period was the year ended December 28, 2000. The Company's Board of Directors approved a resolution on March 12, 2001 to change the Company's reporting period to a calendar year and calendar quarter basis effective for the current fiscal year. The third quarter covers the period July 1, 2001 to September 30, 2001.

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

The Company utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by the Company are designated as fair value hedges and as of September 30, 2001 are considered to be highly effective. Generally, these contracts have maturities less than one year and require the Company to exchange foreign currencies for U.S. dollars at maturity. The change in fair value of open hedge contracts as of September 30, 2001 resulted in a realized loss of $74,000 and is included in accounts payable on the balance sheet.

NOTE 10 - REVENUE RECOGNITION

Sales of the Company's automated programming equipment products requiring installation by the Company that is other than perfunctory are recorded when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. Revenue from other product sales is recognized at the time of shipment. Revenue from the sale of service and update contracts is recorded as deferred revenue and recognized on a straight-line basis over the contractual period.

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

NOTE 11 - RECENT ACCOUNTING PRONIUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." We are required to adopt SFAS No. 142 effective January 1, 2002. We do not believe the adoption of SFAS No. 142 will have a material impact.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding industry prospects or the general economy; future results of operations or financial position; changes in gross margin percentages; market acceptance of the Company's newly introduced or upgraded products; development, introduction and shipment of new products; success of restructuring efforts; expected spending levels; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. The following discussions and discussions under the caption "Business - Cautionary Factors That May Affect Future Results" in Item 1 in the Company's Annual report on Form 10-K for the year ended December 28, 2000, describe some, but not all, of the factors that could cause these differences.

Results of Operations

Net Sales
-------------------------------------------------------------------------------------------------------------------------------
 (in thousands)

                                                        Third Quarter                             First Nine Months
                                           -----------------------------------------  ------------------------------------------

Net sales by product line                      2001         % Change       2000           2001        % Change        2000
-----------------------------------------------------------------------------------  ------------------------------------------

                                                                        Restated 1                                 Restated 1
Non-automated programming systems              $3,147       (24.0)         $4,143         $9,196       (29.5)       $13,053

Automated programming systems                   3,332       (62.3)          8,838         11,653       (40.7)        19,652
                                           -----------------------------------------  ------------- -----------------------------

Total programming systems                      $6,479       (50.0)        $12,981        $20,849       (36.3)       $32,705
                                           =========================================  ==========================================


                                                        Third Quarter                             First Nine Months
                                           -----------------------------------------  ------------------------------------------

 Net sales by location                           2001        % Change        2000          2001        % Change        2000
 -----------------------------------------------------------------------------------  ------------------------------------------

                                                                       Restated 1                                 Restated 1

 United States                                $2,116         (52.7%)      $4,473         $7,394         (34.7%)     $11,331

    % of total                                 32.7%                       34.5%          35.5%                       35.6%

 International                                $4,363         (48.7%)      $8,508        $13,455         (37.0%)     $21,374

    % of total                                 67.3%                       65.5%          64.5%                       65.4%

1 The restatement is due to the Company's adoption of SAB 101.


Booked orders for the quarter were $5,426; automated systems totaled $2,619 and bookings for non-automated systems were $2,807. Shipments exceeded bookings by $1,053 resulting in a decrease in backlog to $1,566 at September 30, 2001.

Sales for the third quarter and the first nine months of 2001 are substantially lower for both automated and non-automated systems compared to the same periods in 2000. The decline is attributed to the Company experiencing a reduction in orders due primarily to a general economic slowing in the wireless communications industry, among contract manufacturers and in other sectors of the electronics industry.

Gross Margin

                                                      Third Quarter                        First Nine Months
                                           ---------------------------------------------------------------------------
 (in thousands)                                  2001                2000               2001               2000
----------------------------------------------------------------------------------------------------------------------
                                                                   Restated 1                            Restated 1

Gross Margin                                    $3,355              $6,136             $8,900            $15,156

Percentage of net sales                          51.8%               47.3%              42.7%              46.3%
----------------------------------------------------------------------------------------------------------------------

1 The restatement is due to the Company's adoption of SAB 101.

Gross margin dollars decreased $2,781 or 45.3% on a 50.0% revenue decrease during the third quarter 2001 versus the same quarter in 2000. The gross margin percentage increased from 47.3% to 51.8%. The increase in the gross margin percentage reflects the savings from the cost savings and restructuring efforts that the Company has implemented during the year.

Research and Development

                                                      Third Quarter                         First Nine Months
                                           ---------------------------------------------------------------------------
 (in thousands)                                  2001                2000                2001              2000
 ---------------------------------------------------------------------------------------------------------------------
 Research and development                       $1,450              $2,360              $5,153            $6,893
 Percentage of net sales                         22.4%               18.2%               24.7%             21.1%
 ---------------------------------------------------------------------------------------------------------------------

The decrease in research and development (R&D) spending for the third quarter and first nine months of 2001 as compared to the first nine months of 2000 reflects lower headcount and lower development spending. R&D spending was high in the first half of 2000 due to PP100 and ProLINE RoadRunner development activities.

Selling, General and Administrative

                                                      Third Quarter                         First Nine Months
                                           ---------------------------------------------------------------------------
 (in thousands)                                  2001                2000                2001              2000
 ---------------------------------------------------------------------------------------------------------------------
                                                                  Restated 1                            Restated 1
 Selling, general & administrative              $2,011              $2,361              $7,457            $7,943

 Percentage of net sales                         30.1%               18.2%               35.8%             24.3%
 ---------------------------------------------------------------------------------------------------------------------

1 The restatement is due to the Company's adoption of SAB 101.

Selling, general and administrative (SG&A) expenses decreased ($350) in the third quarter of 2001 versus 2000 and ($486) for the first nine months of 2001 versus last year. Tight internal spending controls, coupled with the reduced costs of the restructuring activities undertaken during the year has led to a significant reduction in SG&A spending. The increase in SG&A expense as a percentage of net sales is due to the drop in revenue being a greater percentage than the reduction in spending.


Interest

                                                      Third Quarter                         First Nine Months
                                           ---------------------------------------------------------------------------

 (in thousands)                                  2001                2000                2001              2000
 ---------------------------------------------------------------------------------------------------------------------
 Interest income                                  $77                $94                 $194              $398

 Interest expense                                 ($2)                ($3)               ($13)             ($23)
 ---------------------------------------------------------------------------------------------------------------------

The decrease in interest income for the first nine months as compared to the same period in 2000, is due to the decrease in cash, cash equivalents and marketable securities during the first six months of the year and lower interest rates. In the third quarter, the Company's cash, cash equivalents and marketable security position increased to a level greater than the prior year, but lower interest rates received on investments still resulted in lower interest income versus the prior year.

Income Taxes

                                                      Third Quarter                         First Nine Months
                                           ---------------------------------------------------------------------------

 (in thousands)                                  2001                2000                2001              2000
 ---------------------------------------------------------------------------------------------------------------------
 Income tax expense from  operations              $70                 $4                 $92                $34
 ---------------------------------------------------------------------------------------------------------------------

Tax expense recorded for both the third quarter and first nine months of 2001 was due to foreign taxes. Tax valuation reserves increased by approximately $255 during the quarter. The Company has valuation reserves of $8,779 and $7,430 as of September 30, 2001 and September 28, 2000 respectively.

Financial Condition

Liquidity and Capital Resources
                                                                   Sept. 30,                               Dec. 28,
(in thousands)                                                        2001                Change             2000
------------------------------------------------------------- --------------------- -------------------- -------------
Working capital                                                     $13,220              ($3,572)          $16,792
------------------------------------------------------------- --------------------- -------------------- -------------

Working capital decreased during the first nine months of 2001 primarily due to funding of the losses for the period. Cash, cash equivalents and marketable securities increased approximately $2.7 million during the period, inventory decreased $2.5 million, and accounts receivable has decreased $4.5 million. The lower level of sales and focused collection and buying efforts led to the decrease in accounts receivable and inventory levels and the resulting increase in cash and cash equivalents.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 2001 will be between $100 and $200. Although the Company expects that such expenditures will be made, it has purchase commitments for only a small portion of this amount.

At September 30, 2001, the Company had no debt and the Company's material short-term sources of liquidity consisted of approximately $7.7 million in cash, cash equivalents and available-for-sale marketable securities. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to meet its operating requirements for the next twelve months.

Share Repurchase Program

Under a previously announced share repurchase program, the Company is authorized to repurchase up to 1,123,800 shares (approximately 15.2%) of its outstanding Common Stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. As of September 30, 2001, the Company has repurchased all except for 107,600 shares authorized by the repurchase program. The Company has not repurchased shares under this plan since the second quarter of 1997 although it still has the authority to do so.

Restructuring

In the second quarter of 2001, the Company recorded a restructuring charge of $460,000 associated with actions taken to reduce the Company's breakeven point and realign the Company with growth activities. This operational repositioning was mandated by the impact which the current economic slowdown and decline in capital spending across a high number of customer groups has had on general demand for programming equipment. The Company's repositioning included the following four components: a reduction in the Company's global workforce of approximately 40 persons or 20% of the workforce; discontinuance or reallocation of numerous projects and activities not essential to the Company's long-term goals; streamlining of activities to decrease discretionary marketing, distribution and promotional expenses; and consolidation of numerous functions across the organization to create a team which is more productive and able to respond faster to global customer needs. At September 30, 2001 all restructuring expenses associated with these activities had been paid except approximately $18,000.

On July 12, 2001 the Company announced that it would take further strategic actions to reduce its breakeven point. These actions included: the closure of a manufacturing facility in Germany and its operations moved to other locations within the Company; the Company's four product families were combined into two groups; service groups across the organization consolidated to create a team more responsive to global customer needs; and certain other expense reductions were targeted for the third quarter, including a closure of the Company's Redmond facility for one week. A restructuring charge of $499,000 was recorded in the third quarter of 2001 and is primarily related to lease abandonment charges and employee severance. Of this amount $312,000 remains unpaid at September 30, 2001.

On October 22, 2001 the Company announced that it planned to take additional cost reduction actions in the fourth quarter to further reduce its operating breakeven point to approximately $6 million in quarterly revenue.


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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has experienced no material changes in market risk. The Company currently uses only foreign exchange forward contracts to offset the exchange rate risk resulting in sales denominated in foreign currencies, which are not material as of September 30, 2001. The Company is exposed to interest rate risks on its short-term investments in marketable securities. The Company generally invests in high-grade commercial paper with original maturity dates of twelve months or less and conservative money market funds to minimize its exposure to interest rate risk on its marketable securities, which are classified as available-for-sale as of September 30, 2001 and December 28, 2000.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  None


Item 2.           Changes in Securities and Use of Proceeds

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

                  DEPARTURE OF OFFICER

                  Jim Rounds, the Company's Chief Technology Officer will not be returning to the Company from the leave of absence that he began earlier this year. This position has been eliminated as part of the Company's restructuring.

Item 6.           Exhibits and Reports on Form 8-K


                  (a) Exhibits

                  None

                  (b) Reports on Form 8-K

                  None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DATA I/O CORPORATION
                                          (REGISTRANT)
DATED:   November 12, 2001



                                          By://S//Joel S. Hatlen
                                          Joel S. Hatlen
                                          Vice President - Finance
                                          Chief Financial Officer
                                          Secretary and Treasurer