Form 10-K405
period 2001-12-31
DATA I/O CORP
filed 2002-03-29
CIK 351998

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period from to
Commission File No. 0-10394

DATA I/O CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other Incorporation)	91-0864123 (I.R.S. Employer Identification Number)

10525 Willows Road N.E., Redmond, Washington, 98052
(425) 881-6444

(Address, including zip code, of registrant's principle executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (No Par Value)

Series A Junior Participating Preferred Stock

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of March 6, 2002

$11,496,612

7,664,408 shares of Common Stock, no par value, outstanding as of March 6, 2002

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to its May 15, 2002
Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

DATA I/O CORPORATION

FORM 10-K
For the Fiscal Year Ended December 31, 2001

INDEX

PART I

Item 1. Business

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward Looking Statements."

General

        Data I/O® Corporation ("Data I/O" or the "Company") is engaged in the design, manufacture, and sale of programming systems that are used by designers and manufacturers of electronic products. The Company's programming system products are used to program integrated circuits ("ICs" or "devices" or "semiconductors") with the specific unique data for the product within which the ICs will be used, and are an important tool for the electronics industry which is experiencing growing use of programmable ICs. Data I/O markets and distributes its programming systems worldwide, and is a global leader in this market. The Company was incorporated in the State of Washington in 1969.

Business Restructuring

        In the second quarter of 2001, the Company recorded a restructuring charge of $460,000 associated with actions taken to reduce the Company's breakeven point and realign the Company with its growth activities. This operational repositioning was mandated by the impact of the economic slowdown and the decline in capital spending across a high number of customer groups had on general demand for programming equipment.

        The Company's second quarter repositioning included the following four components: a reduction in the Company's global workforce of approximately 40 persons or 20% of the workforce; discontinuance or reallocation of numerous projects and activities not essential to the Company's long-term goals; streamlining of activities to decrease discretionary marketing, distribution and promotional expenses; and consolidation of numerous functions across the organization to create a team which was more productive and able to respond faster to global customer needs.

        On July 12, 2001, during its third quarter, the Company announced that it would take further strategic actions to reduce its breakeven point, which included the following actions: closure of a facility in Germany and moving its operations to other locations within the Company; combining the Company's four product families into two business groups; consolidating service groups across the organization to create a team more responsive to global customer needs; and targeting certain other expense reductions for the third quarter, including a closure of the Company's Redmond facility for one week. A restructuring charge of $499,000 was recorded in the third quarter.

        In the fourth quarter of 2001, the Company reduced its staff by an additional 29 persons. The actions taken were meant to further reduce the Company's breakeven point and bring it closer to forecasted revenues, and to maintain the cash position of the Company. The Company incurred restructuring costs of $252,000 during the fourth quarter.

        At December 31, 2001 all restructuring expenses associated with the activities detailed above were paid except for approximately $88,000, which was primarily associated with facility consolidation, and consulting and legal fees.

        The Company believes that progress made in these areas has positioned the Company for a successful turnaround. However, the Company cannot guarantee that the Company will return to profitable operations, nor is there any assurance that its turnaround efforts will be successful.

Industry Background

        Data I/O operates in a niche of the electronics equipment industry that provides programming systems used to load specific data and design information into programmable devices. These systems are purchased by companies that design and manufacture electronic products that utilize programmable devices. These companies, who are Data I/O's primary customers, design and manufacture a broad range of electronic products for both consumer and industrial use.

        Programmable devices represent an approximately $13 billion segment of the semiconductor industry, and have grown more rapidly than the semiconductor industry as a whole in recent years. Programmable devices offer advantages to the electronic product designer to bring products to market more quickly and inexpensively than using fixed-function devices, and can offer the advantage of simpler product upgrades. Programmable devices also offer attractive functionality to the user of the electronic product, such as storing personal information or customizing product functionality. As a result, use of programmable devices is growing rapidly in both high-volume consumer electronic products and more complex electronic systems.

        Due to this growth, there are currently over 100 vendors of programmable devices, and thousands of different programmable devices on the market, designed with a variety of different technologies developed by the different vendors. The technology trends driving the programmable device market result in a broad range of requirements for programming information into these devices. These technology trends include high-density flash memory, complex and high pin-count programmable logic, small chip-scale packages, low-voltage operation, in-system programming protocols, and multiple semiconductor technologies requiring different programming methods. These technology advances require advanced programming equipment to support them.

        Automated programming systems are increasingly used to handle the miniaturized and fine-pitch programmable device packages in high-volume manufacturing and programming. This automated handling equipment is critical for minimizing damage to the delicate leads of the devices and for increasing handling and programming capacity. The integration of programming and handling functions into one product for the high-volume customer has been a significant development for the Company over the past few years as it tries to provide a complete programming solution for both high-volume manufacturing environments and high-volume programming center customers.

Products

        In order to accommodate the expanding variety and quantities of programmable devices being manufactured today, Data I/O offers multiple solutions to cover many different types of devices used by its customers in the various market segments and applications. The Company works closely with major manufacturers of programmable devices to develop its products to meet the requirements of a particular device. Many of these IC manufacturers endorse Data I/O's programming systems as equipment they recommend for end-user applications, as well as for use in their own environments. Just as breadth of device support can be critical to some customers, high performance and fit to the customer's process is increasingly critical, particularly for high-volume manufacturers using programmable devices within their products. The Company accordingly invested heavily in developing products to address the needs of these high volume focused needs and process-oriented customers.

        Data I/O's line of programming systems includes a broad range of products, systems, modules, and accessories, which the Company groups into two general categories: automated programming systems and non-automated programming systems. Automated programming systems are broken down further into two categories: off-line and in-line. In addition, the Company provides device support and service on all of its products.

        Within the categories of automated and non-automated systems, Data I/O targets specific solutions at specific market segments. Data I/O optimizes the solution based on the customer's device, process and business needs. Data I/O believes the market growth opportunity is no longer addressed by relatively costly universal solutions with very broad device support but instead by optimized systems which provide customers with the economical programming solutions for high volumes of devices and lean processes. Data I/O's recent product introductions have focused on these high growth markets and targeted their specific needs.

        TaskLink is the Company's software platform that provides a common user interface and enhances the quality of the customers' programming process. As part of Data I/O's core technology, TaskLink also supports Data I/O's connected strategy, allowing customers to connect engineering to manufacturing to end customers.

Automated Programming Systems

        The high growth rates in Flash device consumption and the growth of the industries using Flash make this customer group a priority for Data I/O. As the amount of memory used in these areas increases, manufacturers are faced with issues related to programming times and costs. To address these issues and needs, Data I/O introduced the ProLINE-RoadRunner two years ago, a unique and innovative in-line programming system, with programming speed capability which outstretches the speed at which Flash devices can currently accept data. The ProLINE-RoadRunner mounts directly onto the assembly machine in the production line and delivers programmed parts from blank reels of devices, to the production line in a just in time fashion. The ProLINE-RoadRunner eliminates production bottlenecks associated with high density Flash devices, allowing last minute firmware changes to be made and eliminating programmed part inventories, ultimately streamlining and reducing the customers production and process costs. The ProLINE-RoadRunner enables customers to implement lean processes and is a key element to Data I/O's "Connected Strategy", allowing customers and partners to manage their firmware supply chain. The ProLINE-RoadRunner retails at $135,000. The Company has designed ProLINE-RoadRunner products to support surface mount placement machines manufactured by Siemens, Fuji, Universal and Assembleon.

        The PS200 and PS300 automated programming solution offer highly flexible solutions for off-line batch programming. The PS200 and PS300 systems can be configured to support not only Flash devices, but a wide variety of other devices, and provides a number of marking, labeling, and input/output options. Most importantly, changeovers are extremely fast. This feature allows the electronic manufacturing services "EMS" or programming center to rapidly respond to diverse demands with very little downtime. The PS200 and PS300 systems can be optimized for any job to maximize throughput and when combined with fast changeover times and high reliability provide the highest levels of output during a production shift. For smaller memory, microcontroller and logic devices, the Company's ProMaster systems offer a cost-effective, high-yield automated solution. Prices for these off-line systems range from $50,000 to $500,000, with an average configuration costing between $200,000-$300,000.

Non-Automated Programming Systems

        The Company's line of non-automated programming systems provides solutions for both engineering and low to medium-volume manufacturing customers. Non-automated programming systems require a user to physically handle the devices being programmed. These types of programmers are also sometimes referred to as "manual" or "desktop" programmers. The Company has four families of non-automated programmers: the Sprint, UniSystem, FlashPAK and the ChipWriter families.

        Engineering customers typically use single-site programming systems during the prototype phase of a new design, and may purchase inexpensive systems for limited device needs or more expensive systems to support more complex devices or a large variety of device types. Single-site programming systems can perform programming on only one programmable device at a time.

        Data I/O offers a range of high quality, universal single socket manual programming solutions through its UniSystem family of programming systems. The UniSite and 3980 xpi programming systems offer the highest levels of signal integrity which ensure the highest programming standards. Popular in military, aerospace, telecommunications and other mission critical applications, the systems range from $7,000 to $25,000.

        For applications which are more cost constrained or need higher volumes of devices programmed, the ChipWriter and Sprint families of products offer excellent value for the money and versatility. The Sprint Quad and Octal programming systems offering 4 and 8 socket universal programming configurations for the higher volume applications. These two families of products range in price from under $1,000 to $16,000 for the multiple socket solutions.

        Data I/O in February 2002 introduced the FlashPAK Networked Programming System, which leverages the high-speed proprietary programming technology in the ProLINE-RoadRunner system. The FlashPAK system priced at $6,000 is the world's fastest programming architecture, limited today only by the speed at which Flash devices can accept data. As device technology allows faster programming times, customers can benefit from FlashPAK's ability to take advantage of the increased speed. The FlashPAK is another key element of Data I/O's connected strategy providing original equipment manufacturers "OEMs" and new product introduction "NPI" facilities with a high performance Flash programming system that can be used to validate designs before moving down the firmware supply chain. For manufacturing applications, the FlashPAK is a high speed, multi-socket, small footprint desktop solution that provides manual programming operations with the highest level of flexibility at the lowest cost per part.

        Data I/O supports and completes its product offering with a full range of software and device update products and worldwide service and repair capability.

Customers

        The Company sells its products to customers worldwide in a broad range of industries including telecommunications, consumer electronics, computers, test and measurement, medical, transportation, military, aerospace, electronic contract manufacturing, and semiconductors. These customers either design and/or manufacture electronic products that incorporate programmable devices or provide device programming services. During 2001, the Company sold products to over 2,500 customers throughout the world, none of whom accounted for 10% or more of the Company's net sales.

        Programmable device consumption continues to grow as more and more electronic product manufacturers take advantage of the flexibility and cost effectiveness of programmable memory, microcontroller and logic devices. Electronic products today utilize programmable technology in one form or another, from microcontrolled home appliance devices to set top boxes and wireless devices, which use increasingly vast amounts of memory for Internet connectivity and new leading edge features. Therefore, Data I/O's customers are found in virtually all industries manufacturing electronic products, which include the consumer electronic product, cell phone, personal data assistants "PDAs" and other wireless device manufacturers, home entertainment product sectors, aerospace and military applications, the personal computer "PC" and PC peripheral industry and automotive electronics.

        Flash memory growth.    The Flash memory segment is experiencing some of the most impressive growth of all programmable devices. As cell phones, PDAs, games consoles, set top boxes and other consumer devices become more capable, powerful and compact the demand for Flash units and megabytes continues to grow at a rate >10% even in the light of decreasing semiconductor revenues in 2001, i.e. the number of Flash devices forecast for 2002 is 1.4 billion units. Customers in these segments include Siemens, Motorola, Kyocera, Nokia, Ericsson, Pace, Microsoft and their EMS partners including Flextronics, Solectron, Celestica and Samina-SCI.

        Microcontroller growth.    As the demand for smarter electronic devices increases, this drives the demand for greater numbers of microcontroller devices. Many household appliances today contain a microcontroller to control the critical functions of the product and provide new features. Examples of such appliances include toasters, refrigerators, garage door openers and even thermostats. This fact creates new market opportunities for Data I/O. In addition, the number of microcontrollers in automotive electronic applications is growing rapidly, with some cars having as many as 60 or more microcontrollers, that control functions from airbag and ABS systems to air conditioning, information centers and entertainment and communication systems. The automotive segment is also therefore a critical and growing target segment for Data I/O solutions.

        Vision & Mission.    Data I/O's mission is to design and deliver innovative customer-focused programming solutions, which enable customers to manage their firmware supply chain, getting their products to market faster, while reducing costs in their process. Data I/O products and services are designed to make programming easy, delighting its customers and satisfying their whole process needs.

        Helping customers manage their firmware supply chain.    In modern electronics, hardware has increasingly become a commodity. Wireless telephones are a notable example. Most of the innovation and competitive advantage of a telephone comes from the software buried inside the telephone, which is commonly referred to as "firmware". Companies use firmware to differentiate their products from their competitors' products, constantly writing new code to add features. This allows them to build multiple models with identical hardware and many versions of firmware, all on one production line. Any improvement in production efficiency boosts the profitability of all products on that line. Many OEM's now outsource production to specialists in EMS to maximize the profit impact from highly efficient production. The challenges of managing the firmware supply chain remain, however, and can even increase with this additional interface. The Company's systems allow its customers—both OEM and EMS companies—to build telephones with the exact firmware (feature set) that consumers specify, virtually real-time with the latest software release. Thus, the Company helps its customers eliminate inventory risks, delays, rework, and lost market opportunities while enabling them to better serve their customers.

        Data I/O realizes this vision through it's newly introduced connected strategy, which leverages network capable products to move the customer's intellectual property seamlessly and securely up and down the supply chain.

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

Foreign Sales

        Foreign sales represented 64% of net sales of the Company's programming systems in each of 2001 and 2000 and 58% in 1999 (see Note 14 of "Notes to Consolidated Financial Statements"). Foreign sales are made through the Company's wholly-owned subsidiaries in Germany, China and Canada, as well as through independent distributors and sales representatives located in 35 other countries. Sales made through foreign subsidiaries requiring installation by the Company that is other than perfunctory are recorded when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. Revenue from other product sales is recognized at the time of shipment. Revenue from the sale of service and update contracts is recorded as deferred revenue and recognized on a straight-line basis over the contractual period. The Company's independent foreign distributors purchase Data I/O products in U.S. Dollars for resale and the sale is recognized at the time of shipment to the distributor. As with U.S. sales representatives, sales made by international sales representatives are on an agency basis with shipments made directly to the customer by the Company. These sales are denominated in U.S. Dollars and are recognized upon shipment, if installation is perfunctory or does not need to be performed by the Company, or when the equipment is installed at the end-user's site, if installation is more than perfunctory and is to be performed by the Company, or in the case where acceptance is required, upon acceptance.

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

Competition

        The competition in the programming systems market is highly fragmented with a large number of smaller organizations offering inexpensive solutions. It is estimated that for the past few years the total number of programming systems sold each year is less than $150 million, with Data I/O capturing an estimated 20 to 25% of the global market.

        Competitive factors often include prices, features, device support and programming speed, as the programming process impacts more on the major manufacturers' total production process. However, competitive factors are changing. The added value for customers is becoming the whole product solution that is offered and the fit to the customer's required process. The ProLINE-RoadRunner is an example of a unique solution which best addresses the customer's process needs in high volume Flash applications. To this extent the value proposition of this specific programming solution is very different from traditional solutions.

        Therefore, addressing customers process needs has rapidly become an important factor and is likely the key to increasing the opportunity for programming solutions beyond the $150 million threshold. Data I/O estimates that customers are spending between $1 to $2 billion a year on programming memory, microcontroller and logic devices and much of this programming is achieved through the use of the customers' test equipment or homegrown solutions. The main competitive solution in the programmable market is, therefore, the in-house solution, and the opportunity exists to substitute customers with more economical and more easily maintainable solutions to solve the problems which traditional programmers do not address. Boundary scan tools also fall into this category, this is still a small market with a number of small companies participating who primarily focus on test systems. There has been a trend towards using in-system programming, which Data I/O has the opportunity to address.

Manufacturing, Raw Materials, and Backlog

        During 2001, Data I/O consolidated its manufacturing operations in its principal facility in Redmond, Washington, where it manufactures automated and non-automated programming systems and closed its operation in Amtzell, Germany where it had manufactured adapters. In its manufacturing processes, the Company uses a combination of standard components, proprietary custom ICs and fabricated parts manufactured to Data I/O specifications. Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer subassemblies, custom ICs, hybrid circuits and connectors, are purchased from single sources. The Company believes that additional sources can be developed for present single-source components without significant difficulties in obtaining supplies. There can, however, be no assurance that single-source components will continue to be readily available. If the Company cannot develop alternative sources for these components, or if it experiences deterioration in relationship with these suppliers, there may be delays or reductions in product introductions or shipments, which may materially adversely affect the Company's operating results. To best support its long-term direction, the Company continues to evaluate its manufacturing capabilities against future requirements for new products and technologies and the related investment required to enhance or upgrade capabilities versus its options for outsourcing.

        Manufacturing of the Sprint non-automated programming systems, which were integrated into the Data I/O product line during 1999 after the acquisition of SMS in November 1998, is currently provided by an outside supplier located in Germany. Shipments from the outside supplier are received at the Company's plant in Redmond where they are combined with internally produced tops and adapters to complete the manufacturing process. These operations were moved from the Amtzell, Germany operation in 2001.

        In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty except for contracts calling for custom configuration. To date, such cancellations have not had a material effect on the Company's sales volume. To meet customers' delivery requirements, Data I/O manufactures certain of its products based upon a combination of backlog and anticipated orders. Most orders are scheduled for delivery within 1 to 60 days after receipt of the order. The Company's backlog of pending orders was approximately $1.9 million, $3.0 million, and $1.7 million as of December 31, 2001, December 28, 2000 and December 30, 1999, respectively. The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of the Company's business.

Research and Development

        Data I/O believes that continued investment in research and development is critical to the Company's future success. The Company continues to make substantial investments in the development of new technologies and products and significant enhancement of existing products. Future growth is to a large extent dependent upon the timely development and introduction of new products and algorithm development for the latest programmable devices. The Company is currently focusing its research and development efforts in its strategic growth markets, namely new programming technology and automated handling systems for the manufacturing environment. The Company is also focusing on increasing its capacity and responsiveness for new device support requests from customers and programmable IC manufacturers by revising and enhancing its internal processes and tools. During this past year the Company's research and development has resulted in additional surface mount placement versions of RoadRunner, PS200 and PS300, XPI and FlashPak.

        During 2001, 2000 and 1999 the Company made expenditures for research and development of $6,740,000, $8,716,000, and $8,403,000, respectively, representing 25.1% 20.3% and 24.6% of net sales, respectively. Research and development costs are expensed as incurred.

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

        The Company attempts to protect its rights in proprietary software products, including its TaskLink and product, by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in its licenses, and by requiring its employees to execute non-disclosure agreements. The Company's software products are typically shipped in sealed packages on which notices are prominently displayed informing the end-user that, by breaking the seal of the packaging, the end-user agrees to be bound by the license agreement contained in the package. The license agreement includes limitations on the end-user's authorized use of the product, as well as restrictions on disclosure and transferability. The legal and practical enforceability and extent of liability for violations of license agreements that purport to become effective upon opening of a sealed package are unclear. The Company is not aware of any situation where a license agreement restricting an end-user's authorized use of a licensed product resulted in enforcement action. The Company's software products are not normally sold separately from sales of programming systems. However, on those occasions where software is sold separately, revenue is recognized when a sales agreement exists, when delivery has occurred, when the fee is fixed or determinable, and when collectibility is probable.

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

Employees

        As of December 31, 2001, the Company had 155 total employees, of which 29 were located outside the U.S. The Company also utilizes independent contractors for specialty work, primarily in research and development, and utilizes temporary workers to adjust capacity to fluctuating demand. Many of Data I/O's employees are highly skilled and the Company's continued success will depend in part upon its ability to attract and retain employees who are in great demand within the industry. None of the Company's employees are represented by a collective bargaining unit and the Company believes relations with its employees are favorable.

Environmental Compliance

        The Company's facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment. Compliance with environmental laws has not had, nor is it expected to have, a material effect on capital expenditures, the financial position, the results of operations or the competitive position of the Company.

Executive Officers of the Registrant

        Set forth below is certain information concerning the executive officers of the Company as of March 6, 2002:

Name	Age	Position
Frederick R. Hume	59	President and Chief Executive Officer
Joel S. Hatlen	43	Vice President Finance Chief Financial Officer Secretary and Treasurer
John Vicklund	56	Vice President Human Resources
Irene Bjorklund	54	Vice President of Sales and Marketing

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

        John Vicklund joined the Company in January 2001 as Vice President of Human Resources. Prior to joining Data I/O Mr. Vicklund served as Director of Human Resources at Canyon Creek Cabinet Company from March 2000 to December 2000. Mr. Vicklund also served as Director of Human Resources at Pacific Aerospace & Electronics, Inc. from March 1999 to November 1999, and Hatch & Kirk Inc. from June 1997 to February 1999. Mr. Vicklund served as a Project Coordinator for South King County Tech Prep Consortium from January 1996 to November 1996. Mr. Vicklund was employed from 1974 to 1994 at ELDEC, serving as Vice President of Human Resources.

        Irene Bjorklund joined the Company in March 2001 as Vice President of Sales and Marketing. Prior to joining Data I/O Ms. Bjorklund served as a principal in Bjorklund Consulting. Ms. Bjorklund served as a Senior Vice President at The Sentry Group from April 1997 to October 1999. She was employed at the Accugraph Corporation from January 1995 to October 1996 as Alliance Program Manager. Ms. Bjorklund served in positions of increasing responsibility at Hewlett Packard from November 1972 to October 1992, including positions as Area Sales Manager and Area General Manager. She also served as a scientific programmer at Bendix Corporation from October 1969 to August 1972.

Cautionary Factors That May Affect Future Results

        The Company's disclosure and analysis in this Annual Report contains some forward-looking statements. Forward-looking statements provide the Company's current expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. In particular, these include statements relating to future action, prospective products, new technologies, future performance or results of current and anticipated products, sales efforts, expenses, outsourcing of function, the outcome of contingencies, and financial results.

        Any or all of the forward-looking statements in this Annual Report or in any other public statement made may turn out to be wrong. They can be affected by inaccurate assumptions the Company might make or by known or unknown risks and uncertainties. Many factors—for example, product competition and product development—will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may materially vary.

        We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The reader is advised, however, to consult any future disclosures the Company makes on related subjects in the Company's 10-Q, 8-K and 10-K reports to the SEC and press releases. Also, note that the Company provides the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to its business. These are factors that the Company thinks could cause the Company's actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect the Company. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

RISK FACTORS

Development, Introduction and Shipment of New Products

        The Company currently is developing new engineering and automated programming systems. Significant technological, supplier, manufacturing or other problems may delay the development, introduction or production of these products.

        For example, the Company may encounter these problems:

  •
  technical problems in the development of a new programming system platform or the robotics for new automated handing systems

  •
  inability to hire qualified personnel

  •
  delays or failures to perform by third parties involved in the Company's development projects

        The Company's sales in the past four years have been significantly adversely affected by delays in developing and releasing new products. Some customers waited for the Company's new products, while many others purchased products from its competitors. Delays in the completion and shipment of new products, or failure of customers to accept new products, may result in a decline in sales in 2002.

Variability in Quarterly Operating Results

        The Company's operating results tend to vary from quarter to quarter. The Company's revenue in each quarter is substantially dependent upon orders received within that quarter. Conversely, the Company's expenditures are based on investment plans and estimates of future revenues. The Company may, therefore, be unable to quickly reduce its spending if its revenues decline in a given quarter. As a result, operating results for that quarter will suffer. The Company's results of operations for any one quarter are not necessarily indicative of results for any future periods.

        Other factors which may cause the Company's quarterly operating results to fluctuate include:

  •
  increased competition

  •
  timing of new product announcements

  •
  product releases and pricing changes by us or the Company's competitors

  •
  market acceptance or delays in the introduction of new products

  •
  production constraints

  •
  the timing of significant orders

  •
  customers' budgets

  •
  adverse movements in exchange rates, interest rates or tax rates

  •
  cyclical nature of demand for the Company's customers' products

  •
  general economic conditions in the countries where the Company sells products

        Due to all of the foregoing factors, it is possible that in some future quarters, the Company's operating results will be below expectations of analysts and investors.

Rapid Technological Change

        Product technology in the Company's industry evolves rapidly, making timely product innovation essential to success in the marketplace. The introduction of products with improved technologies or features may render the Company's existing products obsolete and unmarketable. Technological advances that may negatively impact the Company's business include:

  •
  new device package types requiring hardware and software changes in order to be programmed by the Company's products

  •
  electronics equipment manufacturing practices, such as widespread use of in-circuit programming

  •
  customer software platform preferences different from those on which the Company's products operate

  •
  more rigid industry standards, which would decrease the value-added element of the Company's products and support services

        If the Company cannot develop products in a timely manner in response to industry changes, or if the Company's products do not perform well, its business and financial condition will be adversely affected. Also, the Company's new products may contain defects or errors that give rise to product liability claims against it or cause them to fail to gain market acceptance. The Company's future success depends on its ability to successfully compete with other technology firms in attracting and retaining key technical personnel.

Economic and Market Conditions

        The Company's business is highly impacted by capital spending plans and other economic cycles that affect the users and manufacturers of ICs. These industries are highly cyclical and are characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. As the Company experienced in 2001, its operations may in the future reflect substantial fluctuations from period-to-period as a consequence of such industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. These factors could have a material adverse effect on the Company's business and financial condition.

Competition

        Technological advances have reduced the barriers of entry into the programming systems markets. The Company expects competition to increase from both established and emerging companies. Certain competitors have increased their market share in the Company's business. The Company believes this is due in part to its product development delays. If the Company fails to compete successfully against current and future sources of competition, the Company's profitability and financial performance will be adversely impacted.

Dependence on IC Manufacturers

        The Company works closely with most semiconductor manufacturers to ensure that its programming systems comply with their requirements. In addition, many semiconductor manufacturers recommend the Company's programming system for use by users of their programmable devices. These working relationships enable the Company to keep its programming systems product line up-to-date and provide end-users with broad and current programmable device support. The Company's business may be adversely affected if its relationships with semiconductor manufactures deteriorate.

Dependence on Suppliers

        Certain parts used in the Company's products are currently available from either a single supplier or from a limited number of suppliers. If the Company cannot develop alternative sources of these components, if sales of parts are discontinued by the supplier or if the Company experiences deterioration in its relationship with these suppliers, there may be delays or reductions in product introductions or shipments, which may materially adversely affect the Company's operating results.

        Because the Company relies on a small number of suppliers for certain parts, the Company is subject to possible price increases by these suppliers. Also, the Company may be unable to accurately forecast its production schedule. If the Company underestimates its production schedule, suppliers may be unable to meet the Company's demand for components. This delay in the supply of key components may materially adversely affect the Company's business. Over estimation of demand will lead to excess inventories that may become obsolete before they are used.

        The non-automated programming system products the Company acquired when it acquired SMS in November 1998 are currently manufactured to the Company's specifications by a third-party foreign contract manufacturer. The Company may not be able to obtain a sufficient quantity of these products if and when needed, which may result in lost sales.

Reliance on Third-Party Distribution Channels

        The Company has an internal sales force and also utilizes third-party representatives, and distributors. Therefore, the financial stability of these distributors is important. Highly skilled professional engineers use most of the Company's products. To be effective, third-party distributors must possess significant technical, marketing and sales resources and must devote their resources to sales efforts, customer education, training and support. These required qualities limit the number of potential third-party distributors. The Company's business will suffer if it cannot attract and retain a sufficient number of qualified third-party distributors to market its products.

International Operations

        International sales represented 64% of the Company's net revenue for the fiscal year ended December 31, 2001. The Company expects that international sales will continue to be a significant portion of its net revenue. International sales may fluctuate due to various factors, including:

  •
  migration of manufacturing to low cost geographies

  •
  unexpected changes in regulatory requirements

  •
  tariffs and taxes

  •
  difficulties in staffing and managing foreign operations

  •
  longer average payment cycles and difficulty in collecting accounts receivable

  •
  fluctuations in foreign currency exchange rates

  •
  impact of the Euro

  •
  compliance with applicable export licensing requirements

  •
  product safety and other certification requirements

  •
  political and economic instability

        The European Community and European Free Trade Association have established certain electronic emission and product safety requirements ("CE"). Although all the Company's products currently meet these requirements, failure to obtain either a CE certification or a waiver for any product may prevent us from marketing that product in Europe.

        The Company operates subsidiaries in Germany, China and Canada. The Company's business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. Currency exchange fluctuations in Canada, China and Germany may adversely affect the Company's investment in its subsidiaries.

Protection of Intellectual Property

        Refer to the section captioned "Patents, Copyrights, Trademarks and Licenses" in Item 1 above.

Acquisitions

        The Company may pursue acquisitions of complementary technologies, product lines or businesses. Future acquisitions may include risks, such as:

  •
  burdening management and the Company's operating teams during the integration of the acquired entity

  •
  diverting management's attention from other business concerns

  •
  failure to successfully integrate the acquired products

  •
  lack of acceptance of the acquired products by the Company's sales channels or customers

  •
  entering markets where the Company has no or limited prior experience

  •
  potential loss of key employees of the acquired company

  •
  additional burden of support for an acquired programmer architecture

        Future acquisitions may also impact the Company's financial position. For example, the Company may use significant cash or incur additional debt, which would weaken its balance sheet. The Company may also capitalize goodwill and intangible assets acquired, the impairment of which would reduce its profitability. The Company cannot guarantee that future acquisitions will improve its business or operating results.

Dependence on Key Personnel

        Refer to the section captioned "Employees" above.

Potential Volatility of Stock Price

        The stock prices of technology companies tend to fluctuate significantly, and many experienced significant reductions in value during 2001. The Company believes factors such as announcements of new products by it or its competitors and quarterly variations in financial results may cause the market price of its Common Stock to fluctuate substantially. In addition, overall volatility in the stock market, particularly in the technology company sector, is often unrelated to the operating performance of companies. If these market fluctuations continue in the future, they may adversely affect the price of the Company's Common Stock.

Item 2. Properties

        In May 1997, the Company completed the sale of the land and building comprising its Redmond, Washington corporate headquarters and it is currently leasing the 96,000 square foot building on a 10-year leaseback agreement with an option to renew the lease for an additional 10 years. This lease required base annual rental payments in 2001 of approximately $981,000. See Note 6 of "Notes to Consolidated Financial Statements." As part of the Company's 1999 restructuring plan implementation, the Company vacated one floor of the leased Redmond facility (approximately 25,000 square feet) and have sublet the majority of this space for a period of 28 months beginning January 1, 2000, at a rate of approximately $33,000 per month.

        In addition to the Redmond facility, approximately 9,000 square feet is leased at five foreign locations including the Company's Canadian sales and service office located in Mississauga, Ontario, German sales, service and engineering operations located in Munich, Germany, and 3 sales and service offices in China. As part of the 2001 restructuring of the Company's German operations, the Company discontinued its manufacturing operations in Amtzell and consolidated the engineering and support operations into the Company's facilities in Munich and Redmond. The building space in Amtzell has been vacated and is no longer being leased by the Company.

Item 3. Legal Proceedings

        As of the date of this Annual Report, the Company is not a party to any legal proceedings, the adverse outcome of which in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's results of operations or financial position. From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business.

Item 4. Submission of Matters to a Vote of Shareholders

        No matters were submitted for a vote of shareholders of the Company during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The following table shows, for the periods indicated, the high and low bid information for the Company's common stock as reported by the NASDAQ National Market tier of The NASDAQ Stock Market (NASDAQ symbol is DAIO).

	Period	High	Low
2001	Fourth Quarter	$2.11	$1.30
	Third Quarter	2.81	1.50
	Second Quarter	2.84	1.50
	First Quarter	3.81	1.50
2000	Fourth Quarter	$5.25	$1.88
	Third Quarter	4.88	3.63
	Second Quarter	5.25	2.00
	First Quarter	7.13	2.38

        The approximate number of shareholders of record as of March 6, 2002 was 774.

        Except for a special cash dividend of $4.15 per share paid on March 8, 1989, the Company has not paid cash dividends on its common stock and does not anticipate paying regular cash dividends in the foreseeable future.

        No shares of unregistered securities were made by the Company during the period ended December 31, 2001.

Item 6. Selected Five-Year Financial Data

        The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) in the fourth quarter of fiscal year 2000, effective beginning of the first quarter of fiscal year 2000. The pro forma information in the table below reflects the adoption of SAB 101. Historical results are not necessarily indicative of future results.

	Year Ended
	Dec. 31, 2001	Dec. 28, 2000	Dec. 30, 1999	Dec. 31, 1998	Dec. 25, 1997
	(In Thousands, Except Employee and Per Share Data)
For The Year:
Net sales	$26,826	$42,909	$34,113	$35,338	$46,284
Cost of goods sold	15,078	22,760	17,948	24,933	22,748

Gross margin	11,748	20,149	16,165	10,405	23,536
Research and development	6,740	8,716	8,403	9,109	7,807
Selling, general and administrative	9,707	10,616	11,022	14,386	13,924
Write-off acquired in-process R&D(1)	—	—	—	1,959	—
Net provision for business restructuring(2)	1,211	(255)	(215)	4,370	—

Operating income (loss)	(5,910)	1,072	(3,045)	(19,418)	1,805
Non-operating income	124	876	1,920	952	2,757

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(5,786)	1,948	(1,125)	(18,466)	4,562
Income tax expense	(224)	(36)	(55)	(58)	(176)

Income (loss) from continuing operations, before cumulative effect of accounting change	(6,010)	1,912	(1,180)	(18,524)	4,386
Income from discontinued operations	—	90	831	894	7,114
Cumulative effect of accounting change	—	(2,531)	—	—	—

Net income (loss)	$(6,010)	$(529)	$(349)	$(17,630)	$11,500
Pro forma net income (loss)			$(2,880)	$(17,630)	$11,500

At Year-end:
Working capital	$12,010	$16,792	$16,179	$15,084	$33,226
Total assets	$20,340	$28,746	$30,050	$40,089	$57,736
Total debt	—	—	—	$564	$2,000
Stockholders' equity	$12,154	$18,039	$18,058	$18,909	$34,614
Number of employees from continuing operations	155	224	199	270	328

Common Stock Data(3):
Basic earnings per share:
From continuing operations, after taxes, before cumulative effect of accounting change	$(0.79)	$0.26	$(0.16)	$(2.59)	$0.63
Net income (loss)	$(0.79)	$(0.07)	$(0.05)	$(2.46)	$1.66
Pro forma net income (loss)			$(0.40)	$(2.46)	$1.66
Diluted earnings per share:
From continuing operations, after taxes, before cumulative effect of accounting change	$(0.79)	$0.26	$(0.16)	$(2.59)	$0.62
Net income (loss)	$(0.79)	$(0.07)	$(0.05)	$(2.46)	$1.62
Pro forma net income (loss)			$(0.40)	$(2.46)	$1.62
Book value per share at year-end	$1.59	$2.41	$2.48	$2.63	$4.92
Shares outstanding at year-end	7,614	7,495	7,290	7,187	7,039
Weighted-average basic shares outstanding	7,572	7,405	7,254	7,154	6,909
Weighted-average diluted shares outstanding	7,572	7,405	7,254	7,154	7,087

Key Ratios:
Current ratio	2.9	2.9	2.7	1.8	2.7
Gross margin to sales	43.8%	47.0%	47.4%	29.4%	50.9%
Operating income (loss) to sales	(22.0)%	2.5%	(8.9)%	(54.9)%	3.9%
Income (loss) from continuing operations to sales	(22.4)%	4.5%	(3.5)%	(52.4)%	9.5%
Return on average stockholders' equity	(39.8)%	10.6%	(6.3)%	(63.5)%	16.8%

Footnotes:

(1)
For further discussion, see Note 3 of "Notes to Consolidated Financial Statements."

(2)
For further discussion, see Note 2 of "Notes to Consolidated Financial Statements."

(3)
For further discussion, see Note 1 of "Notes to Consolidated Financial Statements."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking. In particular, statements herein regarding industry prospects; future results of operations or financial position; integration of acquired products and operations; market acceptance of the Company's newly introduced or upgraded products; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. The following discussions and the section entitled "Business—Cautionary Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

BUSINESS RESTRUCTURING PROGRESS

        In the second quarter of 2001, the Company recorded a restructuring charge of $460,000 associated with actions taken to reduce the Company's breakeven point and realign the Company with growth activities. This operational repositioning was mandated by the impact which the economic slowdown and decline in capital spending across a high number of customer groups had on general demand for programming equipment.

        The Company's second quarter repositioning included the following four components: a reduction in the Company's global workforce of approximately 40 persons or 20% of the workforce; discontinuance or reallocation of numerous projects and activities not essential to the Company's long-term goals; streamlining of activities to decrease discretionary marketing, distribution and promotional expenses; and consolidation of numerous functions across the organization to create a team which was more productive and able to respond faster to global customer needs.

        On July 12, 2001, during its third quarter, the Company announced that it would take further strategic actions to reduce its breakeven point, which included the following actions: closure of a facility in Germany and moving its operations to other locations within the Company; combining the Company's four product families into two business groups; consolidating service groups across the organization to create a team more responsive to global customer needs; and targeting certain other expense reductions for the third quarter, including a closure of the Company's Redmond facility for one week. A restructuring charge of $499,000 was recorded in the third quarter.

        In the fourth quarter of 2001, the Company reduced its staff by 29 persons. The actions taken were meant to reduce the Company's breakeven point and bring it closer to forecasted revenues, and to maintain the cash position of the Company. The Company incurred restructuring costs of $252,000 during the fourth quarter as a result of the staff reduction.

        At December 31, 2001 all restructuring expenses associated with the activities detailed above had been paid except approximately $88,000.

        The Company believes that progress made in these areas has positioned the Company for a successful turnaround. However, the Company cannot guarantee that the Company will return to profitable operations, nor is there any assurance that the turnaround efforts will be successful.

Results of Continuing Operations

NET SALES

Net Sales by Product Line:	2001	Change	2000	Change	1999
	(In Thousands)
Non-automated programming systems	$11,821	(33.1)%	$17,672	(16.0)%	$21,043
Automated programming systems	15,005	(40.5)%	25,237	93.1%	13,070

Totals	$26,826	(37.5)%	$42,909	25.8%	$34,113

Net sales by location:
United States	$9,526	(38.9)%	$15,588	8.8%	$14,330
% of total	35.5%		36.3%		42.0%
International	$17,300	(36.7)%	$27,321	38.1%	$19,783
% of total	64.5%		63.7%		58.0%

2001 vs. 2000

        The Company experienced a decline in revenues in each of the last 3 quarters of 2001 versus 2000. The decline is attributed to the Company experiencing a reduction in orders for both automated and non-automated programming equipment. The Company believes this to be due to the general economic slowing in the wireless communications industry, among contract manufacturers and in other sectors of the electronics industry. The decline in revenues occurred in both the US and International markets. The Company sees a continuing trend in migration of customers moving manufacturing operations into low-cost geographies, thereby increasing International Sales opportunities.

2000 vs. 1999

        The Company adopted SAB 101 in the fourth quarter of fiscal year 2000, effective as of the beginning of the first quarter of fiscal year 2000. Year 2000 Net Sales increased by $8,796,000 or 26%, of which $4,062,000 was as a result of adopting SAB 101. Automated systems increased by $12,167,000 or 93%, primarily due to increased PP-100 sales and the introduction of the ProLINE-RoadRunner. Sales of non-automated systems decreased by $3,371,000 or 16%, primarily due to a decline in sales of the Company's older non-automated programming systems. Sales of automated systems overtook non-automated systems for the first time in 2000. Automated systems are expected to continue to make-up a majority of Net Sales. The introduction of the ProLINE-RoadRunner added to automated sales as the Company continued to work with SMT equipment manufacturers and design ProLINE-RoadRunners to work with other versions of SMT equipment.

        Product sales in the US increased by $1,300,000 or 8.8% in 2000. International sales increased $7,538,000 or 38.1%.

GROSS MARGIN

	2001	Change	2000	Change	1999
	(In Thousands)
Gross margin	$11,748	(41.7)%	$20,149	24.6%	$16,165
Percentage of net sales	43.8%		47.0%		47.4%

2001 vs. 2000

        Gross margins decreased sharply from 2000 to 2001. The Company experienced a decrease in both gross margin dollars and gross margin percentage. The drop in gross margin dollars was roughly in proportion to the decline is revenue dollars. By implementing cost reductions and three restructuring activities during 2001, the Company was able to keep the reduction in gross margin percentage to 3.2%.

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

RESEARCH AND DEVELOPMENT

	2001	Change	2000	Change	1999
	(In Thousands)
Research and development	$6,740	(22.7)%	$8,716	3.7%	$8,403
Percentage of net sales	25.1%		20.3%		24.6%

2001 vs. 2000

        While reducing the Research and Development (R&D) expenditures by nearly $2 million from the prior year, R&D spending increased as a percentage of net sales by 4.8%. Significant spending reductions occurred in salaries and benefits as a result of the restructuring and cost control efforts.

        The Company believes it is essential to invest in R&D to significantly enhance its existing products and to create new products as markets develop and technologies change. The Company is focusing its R&D efforts in its strategic growth markets, namely new programming technology and automated programming systems for the manufacturing environment, particularly for high-density Flash memory applications. During 2001, additional versions of the ProLINE RoadRunner were introduced, as well as the PS200 and PS300 automated programming systems. In February 2002 the Company introduced FlashPak, its newest programming system.

2000 vs. 1999

        R&D spending increased slightly in 2000 from the prior year. The $313,000 increase in spending was due to increased spending for device research and development for new products. The Company has committed to developing new products to upgrade its product offering. During 2000 the ProLINE-RoadRunner was introduced. The Company will continue to rollout new products to meet customer demands and replace products which no longer meet customer requirements. The R&D spending as a percentage of net sales decreased substantially as a result of flat spending and significantly increased revenues from year to year.

SELLING, GENERAL AND ADMINISTRATIVE

	2001	Change	2000	Change	1999
	(In Thousands)
Selling, general and administrative	$9,707	(8.6)%	$10,616	(3.7)%	$11,022
Percentage of net sales	36.2%		24.7%		32.3%

2001 vs. 2000

        Selling, General and Administrative (SG&A) spending decreased by $909,000 in 2001 versus the prior year due primarily to the restructuring actions and reduced marketing expenses. The Company has increased its direct sales force and decreased its dependence on outside sales rep firms to sell its products.

2000 vs. 1999

        SG&A expenses decreased both in dollars and as a percentage of net sales in 2000 compared to 1999. The total expenditures decreased $406,000 and as a percentage of net sales, expenditures dropped by 7.6%. Sales and marketing expenses were relatively flat year to year, the majority of the decrease in spending coming from general and administrative expenses due to one time cost reductions that occurred in the fourth quarter. As a result of moving from a self-insured medical plan to a medical plan covered by insurance, the Company was able to reduce the reserve established to cover medical payments for submitted claims. This one-time savings accounted for the majority of the savings from year to year.

INTEREST

	2001	Change	2000	Change	1999
	(In Thousands)
Interest income	$239	(49.3)%	$471	(36.4)%	$741
Interest expense	$(16)	(36.0)%	$(25)	(32.4)%	$(37)

2001 vs. 2000

        Interest income for 2001 decreased as compared to 2000 primarily due to the reduction in cash, cash equivalents and marketable securities as well as the reduction in interest rates which occurred during 2001.

2000 vs. 1999

        The decrease in interest income for 2000 as compared to 1999 was due to the decrease in cash, cash equivalents and marketable securities, which were used to fund operating losses during the year.

INCOME TAXES

	2001	2000	1999
	(In Thousands)
Income tax expense	$224	$36	$55

2001 vs. 2000 and 2000 vs. 1999

        Income tax expense in all years relates entirely to foreign income taxes. For financial reporting purposes the Company has established tax valuation reserves against its deferred tax assets because of the uncertainty relating to the realization of such asset values. The Company had valuation allowances of $9.0 million at December 31, 2001 compared to $7.0 million at December 28, 2000 and $6.9 million at December 30, 1999.

INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

        Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary's local currency and translated into U.S. Dollar amounts at average rates of exchange during the year. The Company recognized foreign currency transaction losses of $222,000 and $82,000 in 2001 and 2000 respectively. The transaction losses resulted primarily from sales by the German subsidiary to its main customer which were invoiced in US dollars. The Company hedges its foreign currency exposure on sales of inventory and certain loans to its foreign subsidiaries through the use of foreign exchange contracts. See Note 1 of "Notes to Consolidated Financial Statements."

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

	2001	Change	2000	Change	1999
	(In Thousands)
Working capital	$12,010	$(4,782)	$16,792	$613	$16,179

        In 2001, net cash provided by operating activities was $1.5 million. Inventories decreased by $2.8 million primarily due to the aggressive measures undertaken during the year to reduce inventory levels, reduction of incoming purchased components and the implementation of lean manufacturing techniques. Accounts Receivable decreased by $5.0 million due to the lower shipment levels in the fourth quarter of 2001 versus the prior year.

        The Company estimates that capital expenditures for property, plant and equipment during 2002 will be between $750,000 and $1.2 million. Although the Company expects that such expenditures will be made, it had no significant outstanding purchase commitments at December 31, 2001. Such expenditures are expected to be funded from existing and internally generated funds or may be leased. The Company established a foreign line of credit for 50,000 Euros in February 2002.

        As a result of its significant product development, customer support, and selling and marketing efforts, the Company has required substantial working capital to fund its operations. Management believes that the Company has sufficient working capital available under its operating plan to fund its operations and capital requirements through at least December 31, 2002. Any substantial inability to achieve the current business plan could have a material adverse impact on the Company's financial position, liquidity, or results of operations and may require the Company to reduce expenditures and/or seek additional financing to enable it to continue operations through December 31, 2002.

SHARE REPURCHASE PROGRAM

        Under a previously announced share repurchase program, the Company is authorized to repurchase up to 1,123,800 shares (approximately 14.8%) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. As of December 31, 2001, the Company has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. The Company has not repurchased shares under this plan since the second quarter of 1997 although it still has the authority to do so.

SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

        Sales of the Company's semiconductor programming equipment products requiring installation by the Company that is other than perfunctory are recorded when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. Revenue from other product sales is recognized at the time of shipment. Revenue from the sale of service and update contracts is recorded as deferred revenue and recognized on a straight-line basis over the contractual period. The Company's software products are not normally sold separately from sales of programming systems. However, on those occasions where software is sold separately, revenue is recognized when a sales agreement exists, when delivery has occurred, when the fee is fixed or determinable, and when collectibility is probable.

        The Company previously recognized revenue from product sales at the time of shipment, or at customer acceptance, if an acceptance clause was specified in the sales terms. Effective December 31, 1999, the Company changed its method of accounting for product sales requiring Company installation, when installation is other than perfunctory, to recognize such revenues when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. There was no tax impact as of a result of the change in accounting principle, as all affected jurisdictions had net operating loss carryforwards

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        The Company currently uses only foreign currency hedge derivative instruments, which, at a given date, are not material. However, the Company is exposed to interest rate risks. The Company generally invests in high-grade commercial paper with original maturity dates of twelve months or less and money market funds to minimize its exposure to interest rate risk on its marketable securities, which are classified as available-for-sale as of December 31, 2001 and December 28, 2000. The Company believes that the market risk arising from holdings of its financial instruments is not material.

        The table below provides information about the Company's marketable securities, including principal cash flows for 2002 and the related weighted average interest rates (in thousands):

	Principal Cash Flows For 2002	Estimated Fair Value at December 31, 2001	Principal Cash Flows For 2001	Estimated Fair Value at December 28, 2000
Corporate bonds	$1,534 3.319%	$1,534	$415 6.410%	$415
Medium and short-term notes	—	—	340 6.442%	340
Euro-dollar bonds	399 3.520%	399	1,189 6.565%	1,189
Taxable Auction Securities	800 2.231%	800	—	—
Asset Backed Securities	503 2.521%	503	—	—

Total portfolio value	$3,236	$3,236	$1,944	$1,944

  New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after September 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 did not have an impact on the Company's consolidated financial statements.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not been previously issued. The statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The Company is currently evaluating the potential effect of the initial application of the SFAS 142 on its consolidated financial statements.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and APB Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the potential effect of the initial application of the SFAS 144 on its consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

        See pages 30 through 47.

REPORT OF GRANT THORNTON LLP CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Data I/O Corporation

        We have audited the accompanying consolidated balance sheet of Data I/O Corporation as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that the Company plans and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data I/O Corporation as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        We have also audited Schedule II for the year ended December 31, 2001. In our opinion, this schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information therein.

Seattle, Washington February 8, 2002	/s/ GRANT THORNTON LLP GRANT THORNTON LLP

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Data I/O Corporation

        We have audited the accompanying consolidated balance sheet of Data I/O Corporation as of December 28, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 28, 2000. Our audits also included the financial statement schedule for the two years in the period ended December 28, 2000 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data I/O Corporation at December 28, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 28, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".

                      Ernst & Young LLP

Seattle, Washington
February 7, 2001

REPORT OF MANAGEMENT

         The Management of Data I/O Corporation is responsible for the preparation and integrity of the Company's consolidated financial statements and related information that appears in this Annual Report on Form 10-K. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present the Company's financial condition and results of its operations, in conformity with accounting principles generally accepted in the United States. of America. Management has included in the Company's financial statements, amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

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

/s/ FREDERICK R. HUME FREDERICK R. HUME President and Chief Executive Officer	/s/ JOEL S. HATLEN JOEL S. HATLEN Vice President Finance Chief Financial Officer Secretary and Treasurer

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2001	Dec. 28, 2000
	(In Thousands, Except Share Data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,656	$3,133
Marketable securities	3,236	1,944
Trade accounts receivable, net of allowance for doubtful accounts of $372 and $350	5,666	10,627
Inventories	6,388	9,166
Recoverable income taxes	—	91
Other current assets	485	444

TOTAL CURRENT ASSETS	18,431	25,405
Property, plant and equipment–net	1,741	2,190
Other assets	168	1,151

TOTAL ASSETS	$20,340	$28,746

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,599	$1,674
Accrued compensation	848	2,073
Deferred revenue	1,686	2,637
Other accrued liabilities	1,871	1,623
Accrued costs of business restructuring	88	117
Income taxes payable	329	489

TOTAL CURRENT LIABILITIES	6,421	8,613
Deferred gain on sale of property	1,765	2,094

	8,186	10,707
COMMITMENTS	—	—
STOCKHOLDERS' EQUITY
Preferred stock—
Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating
Issued and outstanding, none	—	—
Common stock, at stated value—
Authorized, 30,000,000 shares
Issued and outstanding, 7,613,754 and 7,494,542 shares	18,500	18,292
Retained deficit	(6,173)	(163)
Accumulated other comprehensive loss	(173)	(90)

TOTAL STOCKHOLDERS' EQUITY	12,154	18,039

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,340	$28,746

See notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended
	Dec. 31, 2001	Dec. 28, 2000	Dec. 30, 1999
	(In Thousands, Except Per Share Data)
Net sales	$26,826	$42,909	$34,113
Cost of goods sold	15,078	22,760	17,948

Gross margin	11,748	20,149	16,165

Operating expenses:
Research and development	6,740	8,716	8,403
Selling, general and administrative	9,707	10,616	11,022
Net provision (reversal) for business restructuring	1,211	(255)	(215)

Total operating expenses	17,658	19,077	19,210

Operating income (loss)	(5,910)	1,072	(3,045)
Non-operating income (expense):
Interest income	239	471	741
Interest expense	(16)	(25)	(37)
Foreign currency exchange	(99)	430	—
Gain on dispositions and other	—	—	1,216

Total non-operating income	124	876	1,920

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(5,786)	1,948	(1,125)
Income tax expense	(224)	(36)	(55)

Income (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	(6,010)	1,912	(1,180)
Discontinued operations, net of income taxes:
Income from operations, net of income tax	—	90	831
Cumulative effect of accounting change, net of income tax	—	(2,531)	—

Net loss	$(6,010)	$(529)	$(349)

Basic and diluted earnings (loss) per share:
From continuing operations	$(0.79)	$0.26	$(0.16)
From discontinued operations	—	0.01	0.11
From cumulative effect of accounting change	—	(0.34)	—

Basic and diluted loss per share	$(0.79)	$(0.07)	$(0.05)

Weighted-average basic and diluted shares outstanding	7,572	7,405	7,254
Pro forma amounts assuming the accounting change is applied retroactively
Net loss			$(2,880)
Net loss per share			$(0.40)

See notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	Dec. 31, 2001	Dec. 28, 2000	Dec. 30, 1999
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(6,010)	$1,912	$(1,180)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,206	2,074	2,145
Net gain on dispositions	—	—	(1,113)
Write off of assets	18	—	—
Equity income from and gain on sale of equity interest	—	—	(102)
Deferred income taxes	—	—	391
Amortization of deferred gain on sale	(329)	(331)	(329)
Net change in:
Trade accounts receivable	4,961	(5,079)	(546)
Inventories	2,778	(2,929)	(1,969)
Recoverable income taxes	91	114	3,161
Other current assets	(48)	101	532
Accrued cost of business restructuring	(29)	(376)	(1,846)
Accounts payable and accrued liabilities	(1,212)	(589)	(4,838)
Deferred revenue	(951)	11	(786)

Cash provided by (used in) operating activities of continuing operations	1,475	(5,092)	(6,480)
Cash provided by operating activities of discontinued operations	—	90	831
Cash used in cumulative effect of change in accounting principle	—	(2,531)	—

Net cash provided by (used in) operating activities	1,475	(7,533)	(5,649)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(785)	(1,111)	(1,245)
Net proceeds on sale of subsidiary	—	—	72
Investment in JTAG Technologies	—	—	1,067
Purchases of available-for-sale securities	(4,335)	(2,346)	(8,610)
Proceeds from maturities of available-for-sale securities	3,041	10,019	13,890

Cash provided by (used in) investing activities	(2,079)	6,562	5,174
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	209	171	166
Proceeds from exercise of stock options	—	308	10

Cash provided by financing activities	209	479	176

Decrease in cash and cash equivalents	(395)	(492)	(299)
Effects of exchange rate changes on cash	(82)	28	(112)
Cash and cash equivalents at beginning of year	3,133	3,597	4,008

Cash and cash equivalents at end of year	$2,656	$3,133	$3,597

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$16	$25	$116
Income taxes	$172	$41	$71

See notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Retained Earnings (Deficit)		Total Stockholders' Equity
	Shares	Amount
	(In Thousands, Except Share Data)
Balance at December 31, 1998	7,186,851	$17,637	$715	$557	$18,909
Stock options exercised	4,375	10	—	—	10
Issuance of stock through
Employee Stock Purchase Plan	98,939	166	—	—	166
Comprehensive loss:
Net loss	—	—	(349)	—	(349)
Translation adjustment	—	—	—	(35)	(35)
Unrealized gain on marketable securities	—	—	—	(643)	(643)

Total comprehensive loss					(1,027)

Balance at December 30, 1999	7,290,165	17,813	366	(121)	18,058
Stock options exercised	93,612	288	—	—	288
Issue of stock through
Director Fee Plan	14,228	20	—	—	20
Issuance of stock through
Employee Stock Purchase Plan	96,537	171	—	—	171
Comprehensive loss:
Net loss	—	—	(529)	—	(529)
Translation adjustment	—	—	—	28	28
Unrealized gains on marketable securities	—	—	—	3	3

Total comprehensive loss					(498)

Balance at December 28, 2000	7,494,542	18,292	(163)	(90)	18,039
Issuance of stock through
Employee Stock Purchase Plan	119,212	208	—	—	208
Comprehensive loss:
Net loss	—	—	(6,010)	—	(6,010)
Translation adjustment	—	—	—	(82)	(82)
Unrealized losses on marketable securities	—	—	—	(1)	(1)

Total comprehensive loss					(6,093)

Balance at December 31, 2001	7,613,754	$18,500	$(6,173)	$(173)	$12,154

See notes to consolidated financial statements.

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

        Data I/O® Corporation ("Data I/O" or the "Company") is engaged in the design, manufacture, and sale of programming systems that are used by designers and manufacturers of electronic products. The Company's programming system products are used to program integrated circuits ("ICs" or "devices" or "semiconductors") with the specific unique data for the product within which the devices will be used. Customers for the Company's programming system products are located around the world, primarily in the United States, Europe and the Far East. The Company's manufacturing operations are currently located in the United States. Manufacturing of the Company's Sprint non-automated programming systems is provided by an outside supplier located in Germany.

        As a result of its significant product development, customer support, and selling and marketing efforts in a period of weak capital spending, the Company has required substantial working capital to fund its operations. Management believes that the Company has sufficient working capital available under its operating plan to fund its operations and capital requirements through at least December 31, 2002. Any substantial inability to achieve the current business plan could have a material adverse impact on the Company's financial position, liquidity, or result of operations and may require the Company to reduce expenditures and/or seek additional financing to enable it to continue operations through December 31, 2002.

Principles of Consolidation

        The consolidated financial statements include the accounts of Data I/O Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reporting Period

        In 2001, the Company converted to reporting on a calendar year-end basis. Results of operations for 2000 and 1999 are each for a fifty-two week period. The first quarter of 2001 covered the period December 29, 2000 to March 31, 2001.

Use of Estimates

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation

        The Company has elected to apply the disclosure-only provisions of the Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock Based Compensation. Accordingly, the Company accounts for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. Compensation cost for stock options is measured as the excess, if any, of the fair value of the Company's Common Stock at the date of the grant over the stock option price.

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

        In an effort to minimize the effect of exchange rate fluctuations on the results of its operations, the Company hedges portions of its foreign currency exposure through the use of forward exchange contracts, none of which are speculative. At December 31, 2001, the Company had approximately $1,300,000 in 3 foreign exchange contracts outstanding, the fair value of which was a gain of $28,000. The contract terms are 45-120 days. The hedges are perfectly effective, as currency, settlement date and amount of the underlying receivables and of the forward contracts coincide, and as spot rates are the same for both the hedge and the hedged item.

Cash and Cash Equivalents

        Cash and cash equivalents are highly liquid investments with maturities of three months or less at date of purchase.

Marketable Securities

        The Company generally invests in debt securities with original maturities of twelve months or less and money market funds, all of which are classified as available-for-sale and recorded at fair value, as defined below. Unrealized holding gains and losses are recorded, net of any tax effect, as a component of accumulated other comprehensive income (loss) within stockholders' equity. Interest earned is reported in non-operating income as interest income. Marketable securities are classified in the balance sheet as current and noncurrent based on maturity dates and the Company's expectation of sales and redemptions in the following year.

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

Property, Plant and Equipment

        Property, plant and equipment, including leasehold improvements, are stated at cost and depreciation is calculated over the estimated useful lives of the related assets or lease terms on the straight-line basis. Substantially all manufacturing and office equipment is depreciated over periods of three to seven years. Leasehold improvements are depreciated over the remaining portion of the lease, or over the expected life of the asset if less than the remaining term of the lease.

        The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flow estimated to be generated by those assets are less than the assets' carrying amount. In such cases, the amount of impairment is determined based on the relative fair values of the impaired assets. To date, no such impairment has been indicated.

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

        The Company previously recognized revenue from product sales at the time of shipment, or at customer acceptance, if an acceptance clause was specified in the sales terms. Effective December 31, 1999, the Company changed its method of accounting for product sales requiring Company installation, when installation is other than perfunctory, to recognize such revenues when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. The Company believes the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. There was no tax impact as of a result of the change in accounting principle, as all affected jurisdictions had net operating loss carryforwards.

        The Company's software products are not normally sold separately from sales of programming systems. However, on those occasions where software is sold separately, revenue is recognized when a sales agreement exists, when delivery has occurred, when the fee is fixed or determinable, and when collectibility is probable.

Research and Development

        Research and development costs are expensed as incurred.

Advertising Expense

        The Company expenses advertising costs as incurred. Total advertising expenses related to continuing operations were $487,000, $904,000, and $1,212,000 in 2001, 2000, and 1999, respectively.

Warranty Expense

        The Company normally warrants its products against defects for periods ranging from ninety days to one year. The FlashPak which the Company recently introduced, carries a 3-year warranty on some components. The Company provides currently for the estimated cost that may be incurred under its product warranties.

Earnings (Loss) Per Share

        Basic earnings/(loss) per share exclude any dilutive effects of stock options. Basic earnings/(loss) per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings/(loss) per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

        Earnings per share as presented on the statement of operations exclude employee stock options that were antidilutive of 44,361, 251,498 and 20,516 in 2001, 2000 and 1999, respectively. Total employee stock options outstanding were 1,115,508, 1,128,750, and 946,325 in 2001, 2000 and 1999 respectively.

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

        The Company utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by the Company are fair value hedges. Generally, these contracts have maturities less than one year and require the Company to exchange foreign currencies for U.S. dollars at maturity. The change in fair value of the open hedge contracts as of December 31, 2001 is an unrealized gain of $28,000 and is included in accounts payable on the balance sheet.

        The Company does not hold or issue derivative financial instruments for trading purposes. The purpose of the Company's hedging activities is to reduce the risk that the valuation of the underlying assets, liabilities and firm commitments will be adversely affected by changes in exchange rates. The Company's derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. The Company is exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts. However, the Company has entered into these instruments with creditworthy financial institutions and considers the risk of nonperformance to be remote.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after September 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 did not have an impact on the Company's consolidated financial statements.

        In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS141), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not been previously issued. The statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The Company is currently evaluating the potential effect of the initial application of the SFAS 142 on its consolidated financial statements.

        In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accouning for the Impairment of Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the potential effect of the initial application of the SFAS 144 on its consolidated financial statements.

NOTE 2—PROVISION FOR BUSINESS RESTRUCTURING

        In the second quarter of 2001, the Company recorded a restructuring charge of $460,000 associated with actions taken to reduce the Company's breakeven point and realign the Company with growth activities. This operational repositioning was mandated by the impact which the economic slowdown and decline in capital spending across a high number of customer groups had on general demand for programming equipment.

        The Company's second quarter repositioning included the following four components: a reduction in the Company's global workforce of approximately 40 persons or 20% of the workforce; discontinuance or reallocation of numerous projects and activities not essential to the Company's long-term goals; streamlining of activities to decrease discretionary marketing, distribution and promotional expenses; and consolidation of numerous functions across the organization to create a team which was more productive and able to respond faster to global customer needs.

        On July 12, 2001, during its third quarter, the Company announced that it would take further strategic actions to reduce its breakeven point, which included the following actions: closure of a facility in Germany moving its operations to other locations within the Company; combining the Company's four product families into two business groups; consolidating service groups across the organization to create a team more responsive to global customer needs; and targeting certain other expense reductions for the third quarter, including a closure of the company's Redmond facility for one week. A restructuring charge of $499,000 was recorded in the third quarter.

        In the fourth quarter of 2001, the Company reduced its staff by 29 persons. The actions taken were meant to reduce the Company's breakeven point and bring it closer to forecasted revenues, and to maintain the cash position of the Company. The Company incurred restructuring costs of $252,000 during the fourth quarter.

        At December 31, 2001 all restructuring expenses associated with the activities detailed above had been paid except approximately $88,000.

        An analysis of the restructuring is as follows (in thousands)

Description	Reserve Balance at Dec. 28, 2000	2001 Expenses	2001 Payments/ Write-offs	Reserve Balance at Dec. 31, 2001
Downsizing U.S. Operations:
Employee severance	$—	$729	$725	$4
Redmond facility consolidation	107	(5)	56	46
Consulting and legal expenses	—	71	52	19
Downsizing Foreign Operations	(10)	416	407	19

Total	$117	$1,211	$1,240	$88

NOTE 3—ACQUISITION OF SMS HOLDING GMBH

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

NOTE 4—MARKETABLE SECURITIES

        The estimated fair value of marketable securities consisted of the following (in thousands):

	Dec. 31, 2001	Dec. 28, 2000
Corporate bonds	$1,534	$415
Medium- and short-term notes	—	340
Euro-dollar bonds	399	1,189
Taxable auction securities	800	—
Asset backed securities	503	—

	$3,236	$1,944

        At December 31, 2001, cost approximated market value for the Company's portfolio of marketable securities and there were no significant unrealized gains or losses. The maturity for all marketable securities held at December 31, 2001 is within calendar year 2002. The cost of securities sold is determined by the specific identification method.

NOTE 5—INVENTORIES

        Net inventories consisted of the following components (in thousands):

	Dec. 31, 2001	Dec. 28, 2000
Raw material	$3,588	$4,526
Work-in-process	1,354	2,756
Finished goods	1,446	1,884

	$6,388	$9,166

        Reserves for excess and obsolete inventory are $2,469,000 and $2,587,000 at December 31, 2001 and December 28, 2000, respectively. Freight expense for incoming raw materials and freight out for product shipments is charged to cost of goods sold.

        Certain parts used in the Company's products are currently available from either a single supplier or from a limited number of suppliers. If the Company cannot develop alternative sources for these components, or if the Company experiences deterioration in its relationship with these suppliers, there may be delays or reductions in product introductions or shipments, which may materially adversely affect its operating results.

        Because the Company relies on a small number of suppliers for certain parts, it is subject to possible price increases by these suppliers. Also, the Company may be unable to accurately forecast its production schedule. If the Company underestimates its production schedule, suppliers may be unable to meet its demand for components. This delay in the supply of key components may materially adversely affect the Company's business.

        The non-automated programming system products the Company acquired when it purchased SMS in November 1998 are currently manufactured to the Company's specifications by a third-party contract manufacturer. The Company may not be able to obtain a sufficient quantity of these products when needed, which may result in lost sales.

NOTE 6—SALE - LEASEBACK

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

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following (in thousands):

	Dec. 31, 2001	Dec. 28, 2000
Leasehold improvements	$229	$205
Equipment	12,188	12,703

	12,417	12,908
Less accumulated depreciation	10,676	10,718

Property, plant and equipment—net	$1,741	$2,190

        Total depreciation recorded for 2001, 2000, and 1999 was $940,000, $1,036,000, and $1,084,000 respectively.

NOTE 8—OTHER ASSETS

        Other assets consisted of the following components (in thousands):

	Dec. 31, 2001	Dec. 28, 2000
Long-term lease deposits	$66	$66
Investment in product lines: SMS	3,272	3,272

	3,338	3,338
Less accumulated amortization	3,170	2,187

Other assets—net	$168	$1,151

        Total amortization recorded for 2001, 2000, and 1999 was $969,000, $1,038,000, and $1,061,000, respectively.

Investment In Product Lines: SMS

        In November 1998, the Company acquired SMS Holding GmbH (see Note 3—Acquisition of SMS Holding GmbH). In related transactions, the Company acquired a license to the technology, manufacturing and worldwide distribution rights to Unmanned Solutions' AH 400 robotic handler, which is used in the SMS fine pitch automated programming system. Of the total acquisition costs of these transactions, approximately $3.3 million of developed technology and other various intangible assets are reported as Other Assets in the accompanying balance sheets and are being amortized ratably over the economic life of the specific assets acquired (three to five years). The net book value of the assets capitalized in Other Assets related to this acquisition is $102,000 and $1.1 million at December 31, 2001 and December 28, 2000, respectively.

NOTE 9—COMMITMENTS

        The Company has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more are as follows (in thousands):

2002	$1,387
2003	1,399
2004	1,391
2005	1,337
2006	1,185
Thereafter	493

Total	$7,192

        Lease and rental expense were $1,342,000, $1,348,000, and $1,383,000 in 2001, 2000, and 1999 respectively. The Company has renewal options on substantially all of its major leases. The initial lease on the Redmond facility expires on December 31, 2006. So long as the Company is not in material default of the terms of the lease nor has there been a material adverse change in the financial condition of the Company, then the Company has the option to extend the lease for an additional five years on the same terms as the balance of the lease, except the rent shall be at the then prevailing fair market rental rate. The Company will also have the right for a second five-year extension by giving written notice at least six months prior to the end of the first extension.

        As part of its restructuring plan implementation, the Company vacated one floor of its leased Redmond facility (approximately 25,000 square feet) and has sublet the majority of this space for a period of 28 months beginning January 1, 2000. This sublease income of approximately $33,000 per month is not reflected in the table above.

NOTE 10—STOCK AND RETIREMENT PLANS

Stock Option Plans

        At December 31, 2001, there were 1,419,623 shares of common stock reserved for issuance of which 303,615 shares are available for future grant under the Company's employee stock option plans. Pursuant to these plans, options are granted to officers and key employees of the Company with exercise prices equal to the fair market value of the common stock at the date of grant and generally vest over four years. Certain options granted during 1998 and 1999 vest over two years. Options granted under the plans generally have a maximum term of six years from the date of grant except for certain options granted in January 1999 which have a maximum term of ten years.

Employee Stock Purchase Plan

        Under the Employee Stock Purchase Plan, eligible employees may purchase shares of the Company's common stock at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 2001, 2000 and 1999 a total of 119,212, 96,537, and 98,939 shares, respectively, were purchased under the plan at average prices of $1.66, $1.78, and $1.69 per share, respectively. On May 16, 2001, the shareholders approved an amendment to the Data I/O Corp 1982 Employee Stock Purchase plan to increase the number of shares reserved for future issuance under the Plan by an additional 300,000 shares. At December 31, 2001, a total of 317,991 shares were reserved for future issuance.

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

Director Fee Plan

        The Company has a Director Fee Plan, not currently in use, which had provided for payment to directors who are not employees of Data I/O Corporation by delivery of shares of the Company's common stock. For directors' service for 1999, a total of 14,228 shares were issued under the plan at a weighted average price of $1.41. Such shares were issued in the year following the year of service. No shares were issued from the plan to directors for 2001 and 2000 board service. Compensation expense recorded in 1999 related to the share issues was $20,000.

Retirement Savings Plan

        The Company has a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 17% of their pre-tax salary, subject to IRS limitations. In fiscal years 2001, 2000 and 1999, the Company contributed one dollar for each dollar contributed by a participant, with a maximum contribution of 4% of a participant's earnings. The Company's matching contribution expense for the savings plan was approximately $271,000 $275,000, and $262,000 in 2001, 2000 and 1999, respectively.

Share Repurchase Program

        Under a previously announced share repurchase program, the Company is authorized to repurchase up to 1,123,800 shares (approximately 14.8%) of its outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. Through December 31, 2001, the Company has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. The Company has not repurchased shares under this plan since the second quarter of 1997, although it still has the authority to do so.

NOTE 11—STOCK-BASED COMPENSATION

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

	Employee Stock Options			Employee Stock Purchase Plan			Director Fee Plan
	2001	2000	1999	2001	2000	1999	2001	2000	1999
Risk-free interest rates	4.81	5.65	5.66	4.86	5.94	5.19	N/A	N/A	5.66
Volatility factors	.70	.63	.54	.70	.63	.54	N/A	N/A	.54
Expected life of the option in years	4.31	4.31	5.48	.50	.50	.50	N/A	N/A	1.0
Expected dividend yield	None	None	None	None	None	None	None	None	None

        For purposes of pro forma disclosures, the estimated fair value of the options granted, which is estimated to be $1.36, $2.05 and $1.19 per share for 2001, 2000 and 1999, respectively, is amortized to expense over the options' vesting period.

        The Company's pro forma information follows (in thousands, except per share data):

	Year Ended December
	2001	2000	1999
Net loss—as reported	$(6,010)	$(529)	$(349)
Net loss—pro forma	$(6,450)	$(1,202)	$(1,009)
Basic and diluted loss per share—as reported	$(0.79)	$(0.07)	$(0.05)
Basic and diluted loss per share—pro forma	$(0.85)	$(0.16)	$(0.14)

        A summary of the Company's stock option activity, and related information follows:

	December 31, 2001		December 28, 2000		December 30, 1999
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of year	1,128,750	2.98	946,325	2.57	1,249,750	3.51
Granted	117,500	2.35	327,500	4.00	521,750	2.15
Exercised	—	—	(99,877)	2.41	(4,375)	2.09
Expired or forfeited	(130,742)	3.19	(45,198)	3.06	(820,800)	3.74

Outstanding—end of year	1,115,508	2.89	1,128,750	2.98	946,325	2.57

Exercisable at end of year	675,050	2.86	500,876	2.90	299,608	3.03

        The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life in Years
Range of Exercise Prices	Number Outstanding		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$1.33 - $2.38	342,500	3.41	1.94	198,750	1.97
$2.40 - $2.47	279,500	4.91	2.43	181,875	2.42
$2.63 - $3.48	349,508	3.24	3.46	229,362	3.47
$4.41 - $5.19	144,000	4.13	4.70	55,063	4.84

$1.33 - $5.19	1,115,508	3.82	2.89	675,050	2.86

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE LOSS

        Ending accumulated balances for each item in accumulated other comprehensive loss are as follows:

	December 31, 2001	December 28, 2000
	(In Thousands)
Unrealized currency loss	$(175)	$(93)
Unrealized gain on marketable securities	2	3

Total accumulated other comprehensive loss	$(173)	$(90)

NOTE 13—INCOME TAXES

        The Company accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

        Components of income (loss) from continuing operations before taxes:

	Year Ended December
	2001	2000	1999
	(In Thousands)
U.S. operations	$(6,122)	$1,615	$(1,194)
Foreign operations	336	333	69

	$(5,786)	$1,948	$(1,125)

Income tax expense (benefit) consists of:
Current tax expense (benefit):
U.S. federal	(11)	—	(398)
State	6	—	7
Foreign	223	36	55

	218	36	(336)
Deferred tax expense (benefit)—U.S. federal	6	—	391

Total income tax expense	224	$36	$55

        For federal income tax purposes, a deduction is received for stock option compensation gains.

        A reconciliation of the Company's effective income tax rate and the U.S. federal tax rate is as follows:

	Year Ended December
	2001	2000	1999
Statutory rate	34.0%	34.0%	(34.0)%
Foreign Sales Corporation tax benefit	—	(5.3)	(3.1)
State and foreign income tax, net of federal income tax benefit	(8.5)	0.3	(9.3)
Valuation allowance for deferred tax assets	(28.8)	(27.9)	32.2
Stock based compensation expense	—	—	17.6
Other	(0.6)	0.7	1.5

	3.9%	1.8%	4.9%

        The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	Dec. 31, 2001	Dec. 28, 2000
Deferred income tax assets:
Allowance for doubtful accounts	$77	$95
Inventory and product return reserves	1,498	1,610
Compensation accruals	123	195
Accrued liabilities	1,116	1,217
Book-over-tax depreciation and amortization	904	815
Foreign net operating loss carryforwards	73	0
US net operating loss carryforwards and credit carryforwards	5,162	2,702
Other, net	14	348

	8,967	6,982
Valuation allowance	(8,967)	(6,982)

Total deferred income tax assets	$0	$0

        The valuation allowance for deferred tax assets increased $1,985,000 and $66,000 during the years ended December 31, 2001 and December 28, 2000 respectively, due primarily to the taxable losses and to credit carryforwards generated in those years. The net operating loss carryforwards include $31,000 of stock option deductions. The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding the Company's ability to utilize such assets in future years. Credit carryforwards consist primarily of research and development and alternative minimum tax credits. Net operating loss carryforwards expire in 2020 and 2021. Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE 14—SEGMENT AND GEOGRAPHIC INFORMATION

        In 2001 and 1999, no customer accounted for 10% of the Company's consolidated revenues. In 2000, one customer accounted for 23% of the Company's revenue, no other customer accounted for more than 10%. Major operations outside the U.S. include sales and service support subsidiaries in Germany, Canada and China. The Company sold its Japan sales and service subsidiary in February 1999 for a gain of $1,113,000 which was primarily non-cash.

        Geographic information of the continuing operations for the three years ended December 31, 2001 is presented in the table that follows. Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. Export sales are subject to U.S. Department of Commerce regulations, and to the market conditions in the countries in which the products are sold. For purposes of the table below, the profit on the transfers between geographic areas has been shown in operating income in the geographic area where the final sale to non-affiliated customers took place. Certain general corporate expenses are charged to the U.S. segment. Identifiable assets are those assets that can be directly associated with a particular geographic area. All Company financial instruments, consisting of cash and marketable securities, are included in U.S. operations.

	Year Ended December
	2001	2000	1999
	(In Thousands)
Net sales:
U.S.	$9,526	$15,588	$14,330
Europe	8,730	19,678	12,598
Rest of World	8,570	7,643	7,185

	$26,826	$42,909	$34,113

Operating income (loss) from continuing operations:
U.S.	$(4,710)	$(3,070)	$(2,637)
Europe	(1,437)	3,968	(68)
Rest of World	237	174	(40)

	$(5,910)	$1,072	$(3,045)

Identifiable assets of the continuing operations:
U.S.	$13,248	$17,808	$24,077
Europe	4,059	7,692	4,232
Rest of World	3,033	3,246	1,741

	$20,340	$28,746	$30,050

NOTE 15—QUARTERLY FINANCIAL INFORMATION (unaudited)

        The following table sets forth unaudited selected quarterly financial data for the Company for 2001 and 2000. Although the Company's business is not seasonal, growth rates of sales and earnings have varied from quarter to quarter as a result of factors such as stocking orders from international distributors, the timing of new product introductions, business acquisitions and dispositions, business restructuring, and short-term industry and general U.S. and international economic conditions. Information as to any one or more quarters is, therefore, not necessarily indicative of trends in the Company's business or profitability.

	Year Ended December 2001
For the quarters ended:
	Mar 31	June 30	Sept 30	Dec 31
	(In Thousands Except Per Share Data)
Net sales	$7,883	$6,487	$6,479	$5,977
Gross margin	2,736	2,810	3,355	2,847
Loss from continuing operations before cumulative effect of change in accounting principle	(2,147)	(1,900)	(501)	(1,238)
Net (loss)	(2,149)	(1,920)	(571)	(1,370)
Basic and diluted (loss) per share from continuing operations(2)	$(0.28)	$(0.25)	$(0.07)	$(0.16)
Basic and diluted (loss) per share(2)	$(0.28)	$(0.25)	$(0.08)	$(0.18)

(1)
The restatement is due to the Company's adoption of SAB 101.

(2)
The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

	Year Ended December 2000—As Restated
For the Quarters Ended
	Mar 30(1)	June 28(1)	Sept 30(1)	Dec 28
	(In Thousands Except Per Share Data)
Net sales	$5,630	$14,094	$12,981	$10,204
Gross margin	2,248	6,774	6,136	4,991
Income (loss) from continuing operations before cumulative effect of change in accounting principle	(2,536)	1,966	1,495	1,023
Income from discontinued operations	—	—	—	90
Cumulative effect of change in accounting principle	(2,531)	—	—	—
Net income (loss)	(5,080)	1,949	1,491	1,111
Basic and diluted earnings (loss) per share from continuing operations(2)	$(0.35)	$0.27	$0.20	$0.13
Basic and diluted earnings (loss) per share(2)	$(0.70)	$0.26	$0.20	$0.14

NOTE 16—LONG-TERM DEBT

        As of December 31, 2001 and December 28, 2000 the Company had no long-term debt outstanding. The Company established a foreign line of credit for 50,000 Euros in February, 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        A form 8K and Form 8-K/A were filed with the SEC on November 21, 2001 and November 28, 2001 respectively, which announced that the Company's board of directors (the "Board"), based on a recommendation from its Audit Committee, approved an action on November 14, 2001 to no longer engage Ernst & Young LLP as its independent auditors. The Audit Committee and the Board have approved another independent public accounting firm, Grant Thornton LLP, to be the Company's new independent auditors. Grant Thornton LLP accepted this appointment on November 27, 2001.

        The reports of Ernst & Young LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the Independent Auditor's Report on the consolidated financial statements of the Company for the fiscal year ended December 28, 2000 contained an explanatory paragraph regarding the Company's change in its method of accounting for revenue recognition.

        In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 28, 2000 and December 30, 1999, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information regarding the Registrant's directors is set forth under "Election of Directors" in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 15, 2002 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of the Company's year-end. Information regarding the Registrant's executive officers is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

        Information called for by Part III, Item 11, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 15, 2002 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." Such Proxy Statement will be filed within 120 days of the Company's year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information called for by Part III, Item 12, is included in the Company's Proxy Statement relating to the Company's annual meeting of shareholders to be held on May 15, 2002 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Voting Securities and Principal Holders." Such Proxy Statement will be filed within 120 days of the Company's year-end.

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

(1)
Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.7.

(2)
Retirement Plan and Trust Agreement. See Exhibit 10.2, 10.3, 10.4, 10.11, 10.14, 10.15, and 10.16.

(3)
Summary of Management Incentive Compensation Plan. See Exhibit 10.12.

(4)
Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.

(5)
Amended and Restated 1986 Stock Option Plan. See Exhibit 10.19.

(6)
Form of Change in Control Agreements. See Exhibit 10.5.

(7)
1996 Director Fee Plan. See Exhibit 10.6 and 10.17.

(8)
Letter Agreement with Frederick R. Hume. See Exhibit 10.21.

(9)
Letter Agreement with Irene Bjorklund. See Exhibit 10.23

(a)
List of Documents Filed as a Part of This Report:

(1)
Index to Financial Statements:

  (2)
  Index to Financial Statement Schedules:

Schedule II—Consolidated Valuation and Qualifying Accounts	53

    All other schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

  (3)
  Index to Exhibits:

3	Articles of Incorporation:
	3.1	The Company's restated Articles of Incorporation filed November 2, 1987 (Incorporated by reference to Exhibit 3.1 of the Company's 1987 Annual Report on Form 10-K (File No. 0-10394)).
	3.2	The Company's Bylaws as amended and restated as of March 2002.
3.3
Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 1 of the Company's Registration Statement on Form 8-A filed March 13, 1998 (File No. 0-10394) ).
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
4.2
Rights Agreement, dated as of March 31, 1988, between Data I/O Corporation and First Jersey National Bank, as Rights Agent, as amended by Amendment No. 1 thereto, dated as of May 28, 1992 and Amendment No. 2 thereto, dated as of July 16, 1997 (Incorporated by reference to the Company's Report on Form 8-K filed on March 13, 1998).
4.3
Amendment No. 1, dated as of February 10, 1999, to Rights Agreement, dated as of April 4, 1998, between Data I/O Corporation and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-A/A dated February 10, 1999).
10	Material Contracts:
	10.1	Amended and Restated 1983 Stock Appreciation Rights Plan dated February 3, 1993 (Incorporated by reference to Exhibit 10.23 of the Company's 1992 Annual Report on Form 10-K (File No. 0-10394)).
	10.2	Amended and Restated Retirement Plan and Trust Agreement. (Incorporated by reference to Exhibit 10.26 of the Company's 1993 Annual Report on Form 10-K (File No. 0-10394)).
	10.3	First Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.21 of the Company's 1994 Annual Report on Form 10-K (File No. 0-10394)).
	10.4	Second Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.26 of the Company's 1995 Annual Report on Form 10-K (File No. 0-10394)).
	10.5	Form of Change in Control Agreements (Incorporated by reference to Exhibit 10.20 of the Company's 1994 Annual Report on Form 10-K (File No. 0-10394)).

10.6	Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.27 of the Company's 1995 Annual Report on Form 10K (File No. 0-10394)).
10.7
Data I/O Corporation 1982 Employee Stock Purchase Plan Amended and Restated December 11, 1996 (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement of Form S-8 (File No. 333-20657, filed January 29, 1997)).
10.8
Purchase and Sale Agreement dated as of July 9, 1996 (Relating to the sale of Data I/O Corporation's headquarters property in Redmond, Washington consisting of approximately 79 acres of land and an approximately 96,000 square foot building. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.32 of the Company's 1996 Annual Report on Form 10-K (File No. 0-10394)).
10.9
Letter dated as of December 20, 1996, First Amendment and extension of the Closing Date under that certain Purchase and Sale Agreement dated as of July 9, 1996. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.33 of the Company's 1996 Annual Report on Form 10-K (File No. 0-10394)).
10.10
Letter dated as of February 17, 1997, Second Amendment and extension of the Closing Date under that certain Purchase and Sale Agreement dated as of July 9, 1996. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.34 of the Company's 1996 Annual Report on Form 10-K (File No. 0-10394)).
10.11	Third Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.35 of the Company's 1996 Annual Report on Form 10-K (File No. 0-10394)).
10.12	Amended and Restated Management Incentive Compensation Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.25 of the Company's 1997 Annual Report on Form 10-K (File No. 0-10394)).
10.13	Amended and Restated Performance Bonus Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.26 of the Company's 1997 Annual Report on Form 10-K (File No. 0-10394)).
10.14	Fourth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.27 of the Company's 1997 Annual Report on Form 10-K (File No. 0-10394)).
10.15	Fifth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.28 of the Company's 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.16	Sixth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.29 of the Company's 1997 Annual Report on Form 10-K (File No. 0-10394)).
10.17	Amended and Restated Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.32 of the Company's 1997 Annual Report on Form 10-K (File No. 0-10394)).
10.18	Amended and Restated Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.32 of the Company's 1997 Annual Report on 10-K (File No. 0-10394)
10.19	Amended and Restated 1986 Stock Option Plan dated May 12, 1998 (Incorporated by reference to Exhibit 10.37 of the Company's 1998 Annual Report on Form 10-K (File No. 0-10394)).
10.20	Sublease dated December 22, 1999 between Data I/O Corporation and Imandi.com, Inc. (Incorporated by reference to Exhibit 10.34 of the Company's 1999 Annual Report on Form 10-K (File No. 0-10394)).
10.21	Letter Agreement with Fred R. Hume dated January 29, 1999. (Incorporated by reference to Exhibit 10.35 of the Company's 1999 Annual Report on Form 10-K (File No. 0-10394)).
10.22
Letter Agreement dated May 28, 1999, among Data I/O Corporation, JTAG Technologies B.V., and JTAG Holding B.V. (Incorporated by reference to Exhibit 10.36 of the Company's 1999 Annual Report on Form 10-K (File No. 0-10394) ).
10.23	Amended and Restated 2000 Stock Compensation Incentive Plan dated May 19, 2000. (Incorporated by reference to the Company's 2000 Proxy Statement dated March 27, 2000.)
10.24	Amended and Restated 1982 Employee Stock Purchase Plan dated May 16, 2001 (Incorporated by reference to the Company's 2001 Proxy Statement dated March 28, 2001.)
10.25	Letter Agreement with Irene Bjorklund dated March 13, 2001
16.1	Letter regarding change in certifying accountant (Incorporated by reference to Exhibit 16.1 of the Company's Form 8-K filed on November 21, 2001.)
21	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, Certified Public Accountants
23.2	Consent of Ernst & Young LLP, Certified Public Accountants
  (b)
  Form 8-K:

    A form 8-K and a form 8-K/A were filed on November 21, 2001 and November 28, 2001 respectively, announcing the Company's dismissal of its independent auditors, Ernst & Young LLP and the retention of Grant Thorton LLP.

DATA I/O CORPORATION

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses		Deductions- Describe		Balance at End of Period
	(In Thousands)
Year Ended December 30, 1999:
Reserves and allowances deducted from asset accounts:
Allowance for bad debts	$445	$44		$(25	)(1)	$464
Inventory reserves	$5,968	$502	(3)	$(1,901	)(2)	$4,569
Year Ended December 28, 2000:
Reserves and allowances deducted from asset accounts:
Allowance for bad debts	$464	$24		$(138	)(1)	$350
Inventory reserves	$4,569	$438	(3)	$(2,420	)(2)	$2,587
Year Ended December 31, 2001:
Reserves and allowances deducted from asset accounts:
Allowance for bad debts	$350	$64		$(42	)(1)	$372
Inventory reserves	$2,587	$1,122		$(1,240	)(2)	$2,469

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

DATA I/O CORPORATION (REGISTRANT)

DATED: MARCH 26, 2002	BY:	/S/ FREDERICK R. HUME Frederick R. Hume President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

Name		Title

By:	/s/ FREDERICK R. HUME Frederick R. Hume	President and Chief Executive Officer (Principal Executive Officer)
By:	/s/ JOEL S. HATLEN Joel S. Hatlen	Chief Financial Officer Vice President of Finance Secretary, Treasurer (Principal Financial and Accounting Officer)
By:	/s/ GLEN F. CEILEY Glen F. Ceiley	Director
By:	/s/ PAUL A. GARY Paul A. Gary	Director
By:	/s/ EDWARD D. LAZOWSKA Edward D. Lazowska	Director
By:	/s/ DANIEL A. DILEO Daniel A. DiLeo	Director
By:	/s/ STEVEN M. QUIST Steven M. Quist	Director

QuickLinks

DATA I/O CORPORATION FORM 10-K For the Fiscal Year Ended December 31, 2001 INDEX
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Shareholders
PART II
  Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Five-Year Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF MANAGEMENT
DATA I/O CORPORATION CONSOLIDATED BALANCE SHEETS
DATA I/O CORPORATION CONSOLIDATED STATEMENT OF OPERATIONS
DATA I/O CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
DATA I/O CORPORATION SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
SIGNATURES