Form 10-Q
period 2002-03-31
DATA I/O CORP
filed 2002-05-14
CIK 351998

1



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                   (Mark One)

              ( X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


7,664,408 shares of no par value of the Registrant's Common Stock were issued and outstanding as of May 06, 2002.

                              DATA I/O CORPORATION

                                    FORM 10-Q
                      For the Quarter Ended March 31, 2002

                                      INDEX


Part I - Financial Information                                           Page

     Item 1.    Financial Statements(unaudited)                            3

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations              9

     Item 3     Quantitative And Qualitative Disclosures
                about Market Risk                                         13

Part II - Other Information

     Item 1.    Legal Proceedings                                         13

     Item 2.    Changes in Securities and Use of Proceeds                 13

     Item 3.    Defaults Upon Senior Securities                           13

     Item 4.    Submission of Matters to a Vote of Security Holders       13

     Item 5.    Other Information                                         13

     Item 6.    Exhibits and Reports on Form 8-K                          13


Signatures                                                                17

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------
                                                                                    Mar. 31,                Dec. 31,
                                                                                      2002                    2001
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                                  (unaudited)

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                       $  3,117               $  2,656
     Marketable securities                                                              2,060                  3,236
     Trade accounts receivable, less allowance for
        doubtful accounts of $372 and $350                                              5,270                  5,666
     Inventories                                                                        6,075                  6,388
     Other current assets                                                                 551                    485
                                                                                   -----------            -------------
        TOTAL CURRENT ASSETS                                                           17,073                 18,431

Property and equipment - net                                                            1,547                  1,741
Other assets                                                                              148                    168
                                                                                   -----------            -------------
        TOTAL ASSETS                                                                  $18,768                $20,340
                                                                                   ===========            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                $  1,385               $  1,599
     Accrued compensation                                                                 771                    848
     Deferred revenue                                                                   1,745                  1,686
     Other accrued liabilities                                                          1,692                  1,871
     Accrued costs of business restructuring                                               63                     88
     Income taxes payable                                                                 371                    329
                                                                                   -----------            -------------
        TOTAL CURRENT LIABILITIES                                                       6,027                  6,421

Deferred gain on sale of property                                                       1,682                  1,765
                                                                                   -----------            -------------
        TOTAL LIABILITIES                                                               7,709                  8,186

COMMITMENTS
                                                                                            -                      -
STOCKHOLDERS' EQUITY:
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                                        -                      -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,664,408
           and 7,613,754 shares                                                        18,577                 18,500
     Accumulated losses                                                                (7,519)               ( 6,173)
     Accumulated other comprehensive income (loss)                                          1                   (173)
                                                                                   -----------            -------------
        TOTAL STOCKHOLDERS' EQUITY                                                     11,059                 12,154
                                                                                   -----------            -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $18,768                $20,340
                                                                                   ===========            =============

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------
                                                                                               Mar. 31,           Mar. 31,
For the quarters ended                                                                           2002               2001
-----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
Net sales                                                                                        $5,390             $7,883
Cost of goods sold                                                                                2,887              5,147
                                                                                              ------------       ------------
Gross margin                                                                                      2,503              2,736

Operating expenses:
     Research and development                                                                     1,308              1,939
     Selling, general and administrative                                                          2,295              2,996
                                                                                              ------------       ------------
          Total operating expenses                                                                3,603              4,935

                                                                                              ------------       ------------
          Operating loss                                                                         (1,100)            (2,199)

Non-operating income (expense):
     Interest income                                                                                 26                 65
     Interest expense                                                                                (3)                (7)
     Foreign currency exchange                                                                                          (6)
                                                                                                    (55)
                                                                                              ------------       ------------
          Total non-operating income (expense)                                                      (32)                52

                                                                                              ------------       ------------
      Loss from operations before income taxes                                                   (1,132)            (2,147)

Income tax expense                                                                                   23                  2
                                                                                              ------------       ------------

Net loss                                                                                        ($1,155)           ($2,149)
                                                                                              ============       ============

Basic and diluted loss per share:
     Total basic and diluted loss per share                                                      ($0.15)            ($0.28)
                                                                                              ============       ============

Weighted average and potential shares outstanding                                                 7,649              7,560
                                                                                              ============       ============

See notes to consolidated financial statements.


                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------
                                                                                                Mar. 31,           Mar, 31
For the quarters ended                                                                            2002              2001
------------------------------------------------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
     Loss from operations                                                                        ($1,155)         ($2,149)
     Adjustments to reconcile loss from operations
       to net cash used in operating activities:
       Depreciation and amortization                                                                 277              597
       Net loss on dispositions                                                                      232               74
       Deferred revenue                                                                               59              162
       Amortization of deferred gain on sale                                                         (83)             (82)
       Net change in:
          Trade accounts receivable                                                                  395            1,307
          Inventories                                                                                312            1,005
          Recoverable income taxes                                                                    -                18
          Other current assets                                                                       (65)              85
          Accrued cost of business restructuring                                                     (25)             (15)
          Accounts payable and accrued liabilities                                                  (427)          (1,212)
                                                                                               -----------      --------------
          Cash used in operating activities                                                         (480)            (210)

INVESTING ACTIVITIES:
     Additions to property and equipment                                                            (295)            (413)
     Net from purchase and sale of marketable securities                                           1,175             (310)
                                                                                               -----------      --------------
       Cash provided by (used in) investing activities                                               880             (723)

FINANCING ACTIVITIES:
     Sale of common stock                                                                             69              115
     Proceeds from exercise of stock options                                                           7                -
                                                                                               -----------      --------------
       Cash provided by financing activities                                                          76              115
                                                                                               -----------      --------------
Increase (decrease) in cash and cash equivalents                                                     476             (818)

Effects of exchange rate changes on cash                                                             (15)             (77)
Cash and cash equivalents at beginning of quarter                                                  2,656            3,133
                                                                                               -----------      --------------
Cash and cash equivalents at end of quarter                                                       $3,117           $2,238
                                                                                               ===========      ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest                                                                                         $3               $8
     Income taxes                                                                                    $23               $2

See notes to consolidated financial statements.


                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - FINANCIAL  STATEMENT  PREPARATION

The financial statements as of March 31, 2002 and March 31, 2001, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2001.

NOTE 2 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                            Mar. 31,                  Dec. 31,
                                              2002                      2001
                                      ----------------          ----------------
                  Raw material              $3,004                    $3,588
                  Work-in-process            1,484                     1,354
                  Finished goods             1,587                     1,446
                                      ----------------          ----------------
                                            $6,075                    $6,388
                                      ================          ================

During the first quarter, $250,000 was charged to the reserve for excess and obsolete inventory. The total reserve was higher by $173,000 at quarter-end, as some materials previously reserved for were disposed of during the quarter.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components (in thousands):

                                            Mar. 31,                  Dec. 31,
                                             2002                      2001
                                       ----------------         ----------------

Leasehold improvements                    $   232                   $   229
Equipment                                  11,990                    12,188
                                       ----------------         ----------------
                                           12,222                    12,417
Less accumulated depreciation              10,675                    10,676
                                       ----------------         ----------------
Property and equipment - net              $ 1,547                   $ 1,741
                                       ================         ================


NOTE 4 - BUSINESS RESTRUCTURING PROGRESS

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

At March 31, 2002 all restructuring expenses associated with the activities detailed above had been paid except for approximately $63,000.

An analysis of the restructuring is as follows (in thousands):

                                                          Reserve           .            2002          Reserve
                                                         Balance at        2002       Payments/       Balance at
 Description                                           Dec. 31, 2001     Expenses    Write-offs      Mar. 31, 2002
 --------------                                       ----------------- -----------  ------------- ------------------
 Downsizing U.S. Operations:
  Employee severance                                      $   4           $   -         $   -            $   4
  Redmond facility consolidation                             46               -            14               32
  Consulting and legal expenses                              19               -             -               19
 Downsizing Foreign Operations                               19               -            11                8
                                                      ----------------- -----------  ------------- ------------------
 Total                                                    $  88           $   -        $   25          $    63
                                                      ================= ===========  ============= ==================

NOTE 5 - EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                                   For the first quarter
                                                                                   2002             2001
                                                                               -------------    -------------
      Numerator for basic and diluted earnings (loss) per share:
           Net loss                                                                ($1,155)         ($2,149)
                                                                               =============    =============
      Denominator:
           Denominator for basic earnings per share -
               weighted-average shares                                               7,649             7,560
           Employee stock options (1)                                                   -                -
                                                                               -------------    -------------
           Denominator for diluted earnings per share -
               adjusted weighted-average shares and
               assumed conversion of stock options                                   7,649            7,560
                                                                               =============    =============
      Basic and diluted earnings (loss) per share
           Total basic and diluted earnings (loss) per share                       ($0.15)          ($0.28)
                                                                               =============    =============


(1)      Excludes 1,590 and 73,258 employee stock options which were antidilutive in the first quarter of 2002 and 2001.

NOTE 6 - ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the first quarter of 2002 and 2001 differed from the statutory 34% tax rate primarily due to operating losses for which no tax benefit was recorded. The tax valuation allowance increased by approximately $498,000 during the quarter ended March 31, 2002. As of March 31, 2002 the Company has a valuation allowance of $9,465,000.


NOTE 7 - COMPREHENSIVE INCOME (LOSS)

During the first quarter of 2002 and 2001 total comprehensive income (loss) was comprised of the following (in thousands):

                                                        For the first quarter
                                                        2002             2001
                                                  ------------     ------------
   Net loss                                           ($1,155)         ($2,149)
   Foreign currency translation gain (loss)                11               (2)
                                                  ------------ --- -------------
                  Total comprehensive loss            ($1,144)         ($2,151)
                                                  ============     =============


NOTE 8 - CHANGE IN FISCAL YEAR

Prior to 2001, the Company reported on a fifty-two, fifty-three week basis. The last reporting period using this fiscal period was the year ended December 28, 2000. The Company's Board Of Directors approved a resolution on March 12, 2001 to change the Company's reporting period to a calendar year and calendar quarter basis effective for the then current fiscal year. The first quarter of 2001 covered the period December 29, 2000 to March 31, 2001.

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

The Company utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by the Company are fair value hedges. Generally, these contracts have maturities less than one year and require the Company to exchange foreign currencies for U.S. dollars at maturity. The change in fair value of the open hedge contracts as of March 31, 2002 is an unrealized loss of $12,000 and is included in accounts payable on the balance sheet.

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

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001, with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not been previously issued. The statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The Company has evaluated the potential effect of the initial application of the SFAS 142 on its consolidated financial statements and its implementation did not have a material impact on the Company's consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144 (SFAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the effect of the initial application of the SFAS 144 on its consolidated financial statements and its implementation did not have a material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward looking. In particular, statements herein regarding industry prospects; future results of operations or financial position; integration of acquired products and operations; market acceptance of the Company's newly introduced or upgraded products; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. The following discussion and discussion under the caption "Business - Cautionary Factors That May Affect Future Results" in Item 1 in the Company's Annual report on Form 10-K for the year ended December 31, 2001, describe some, but not all, of the factors that could cause these differences.

Results of Operations

Net Sales

 (in thousands)                                               First Quarter                                First Quarter

 Net Sales by Product Line:                                       2002                   Change                 2001
 ----------------------------------------------------------------------------------------------------    -------------------

 Non-automated programming systems                               $2,635                (43.8)%                $4,690

 Automated programming systems                                    2,755                (13.7)%                 3,193
                                                            ------------------    -------------------    -------------------

 Total Net Sales                                                 $5,390                (31.6)%                $7,883
                                                            ==================    ===================    ===================


 Net Sales by location:

    United States                                                $1,789                (38.7)%               $2,920

       % of total                                                 33.2%                                       37.0%

    International                                                $3,601                (27.4)%               $4,963

       % of total                                                 66.8%                                       63.0%
 ---------------------------------------------------------------------------------------------------------------------------

Revenues for the first quarter of 2002 decreased $2.5 million or 31.6% compared to the first quarter of 2001. Sales were lower for both automated and non-automated programming systems. The decline in revenues is due to a reduction in orders for programming equipment that the Company believes is due to the continued general economic sluggishness of the electronics industry and the capital equipment market in particular. The Company believes its largest customer group, the wireless handset manufacturers, as well as contract manufacturers and other sectors of the electronics industry, continue to defer capital equipment purchases.

The Company released its new FlashPAK product and began shipping it at the end of the first quarter. This is a desk top programmer designed to program flash memory chips. This is an element of the Company's "connected strategy". This strategy focuses on simplifying the movement of the customers intellectual property all through the design and production process.

GROSS MARGIN

Gross Margin                                                        $2,503               (8.5)%                $2,736

Percentage of net sales                                              46.4%                                      34.7%
----------------------------------------------------------------------------------------------------------------------------

Gross margin dollars only decreased 8.5% on a 31.6% revenue decline during the first quarter of 2002 versus the same quarter in 2001. Gross Margin as a percentage of sales actually increased 11.7 percent. This increase in gross margin percentage reflects the restructuring efforts of the past year and the effects of the Company's lean manufacturing efforts.

Research and Development

  (in thousands)                                                First Quarter                              First Quarter
                                                                     2002                Change                2001
 --------------------------------------------------------------------------------------------------------------------------
 Research and development                                           $1,308               (32.5)%              $1,939

 Percentage of net sales                                             24.3%                                     24.6%
 --------------------------------------------------------------------------------------------------------------------------


The decrease in research and development spending for the first quarter of 2002 as compared to the first quarter of 2001 reflects lower headcount and lower development spending.

Selling, General and Administrative

 (in thousands)                                                 First Quarter                              First Quarter
                                                                     2002                Change                2001
 --------------------------------------------------------------------------------------------------------------------------
 Selling, general & administrative                                  $2,295                (23.4)%              $2,996

 Percentage of net sales                                             42.6%                                     38.0%
 --------------------------------------------------------------------------------------------------------------------------

The decrease in Selling, General and Administrative expense reflects the restructure related spending reductions that the Company has made over the last 12 months. This reflects lower costs for salaries and benefits, advertising, commissions, supplies and outside services.

Interest

  (in thousands)                                                First Quarter                              First Quarter
                                                                     2002                 Change                2001
 --------------------------------------------------------------------------------------------------------------------------
 Interest income                                                     $26                 (60.0)%                $65

 Interest expense                                                    $ 3                 (57.1)%                $ 7
 --------------------------------------------------------------------------------------------------------------------------

The decrease in interest income for the first quarter of 2002 as compared to the first quarter of 2001 is due to the decrease in cash, cash equivalents and marketable securities, due primarily to the funding of operating losses during the past year and the effect of lower interest rates.

Income Taxes

 (in thousands)                                                 First Quarter                              First Quarter
                                                                     2002                                      2001
 --------------------------------------------------------------------------------------------------------------------------
 Income tax expense                                                  $23                                        $2

 Effective tax rate                                                   NA                                       0.1%
 --------------------------------------------------------------------------------------------------------------------------

Tax expense recorded for the first quarter of 2002 and 2001 was due to foreign taxes. Tax valuation reserves increased by approximately $498,000 during the quarter. As of March 31, 2002 the Company has valuation reserves of $9,465,000.


Financial Condition

Liquidity and Capital Resources
                                                                    Mar. 31                                   Dec. 31,
(in thousands)                                                        2002                Change                2001
------------------------------------------------------------- --------------------- -------------------- -------------------
Working capital                                                     $11,046               ($964)              $12,010
------------------------------------------------------------- --------------------- -------------------- -------------------

Working capital decreased during the first quarter of 2002 due to funding of the loss for the quarter. Cash, cash equivalents and marketable securities, decreased $715,000 during the quarter. Accounts receivable decreased by $396,000 and the inventory balance declined $313,000. As of March 31, 2002 and 2001, the Company had no debt outstanding.

The Company estimates that capital expenditures for property and equipment during the remainder of 2002 will be between $500,000 and $1.0 million. The Company's future capital requirements will depend on a number of factors including; costs associated with R&D, successful launch of new products and the potential use of funds for strategic purposes. Capital expenditures are expected to be funded from existing and internally generated funds or may be leased. Management believes that the Company has sufficient working capital available under its operating plan to fund its operations and capital requirements for at least 12 months. The Company established a foreign line of credit for 50,000 Euros in February 2002.

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

At March 31, 2002, all restructuring expenses associated with the activities detailed above were paid except for approximately $63,000, which was primarily associated with facility consolidation, and consulting and legal fees.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company currently uses only foreign currency hedge derivative instruments, which, at a given date, are not material. However, the Company is exposed to interest rate risks. The Company generally invests in high-grade commercial paper with original maturity dates of twelve months or less and conservative money market funds to minimize its exposure to interest rate risk on its marketable securities, which are classified as available-for-sale as of March
31, 2002 and December 31, 2001. The Company believes that the market risk arising from holdings of its financial instruments is not material.

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

(9)  Letter Agreement with Irene Bjorklund. See Exhibit 10.25.

       3    Articles of Incorporation:

            3.1   The Company's restated Articles of Incorporation filed
                   November 2, 1987 (Incorporated by reference to Exhibit 3.1 of the Company's 1987 Annual Report on Form 10-K (File No. 0-10394)).

            3.2 The Company's Bylaws as amended and restated as of March 2001. (Incorporated by reference to the Company's 2001 Annual Report on Form 10-K (File No. 0-10394)).

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

           10.18 Amended and Restated Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.32 of the Company's 1997 Annual Report on 10-K (File No. 0-10394)).

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

          10.21 Letter Agreement with Fred R. Hume dated January 29, 1999. (Incorporated by reference to Exhibit 10.35 of the Company's 1999 Annual Report on Form 10-K (File 0-10394)).

          10.22 Letter Agreement dated May 28, 1999, among Data I/O Corporation, JTAG Technologies B.V., and JTAG Holding B.V. (Incorporated by referece to Exhibit 10.36 of the Company's 1999 Annual Report on Form 10-K (File No. 0-10394)).

          10.23 Amended and Restated 2000 Stock Compensation Incentive Plan dated May 19, 2000. (Incorporated by reference to the Company's 2000 Proxy Statement dated March 27, 2000.)

          10.24 Amended and Restated 1982 Employee Stock Purchase Plan dated May 16,2001 (Incorporated by reference to the Company's 2001 Proxy Statement dated March 28, 2001.)

          10.25 Letter Agreement with Irene Bjorklund dated March 13, 2001 (Incorporated by reference to Exhibit 10.25 of the Company's 2001 Annual Report on Form 10-K (File No. 0-10394)

          16.1 Letter regarding change in certifying accountant (Incorporated by reference to Exhibit 16.1 of the Company's Form 8-K filed on November 21, 2001.)


          (b)      Reports on Form 8-K
                          None

                                    .

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           DATA I/O CORPORATION
                                                (REGISTRANT)
DATED:   May 10, 2002



                                           By://S//Joel S. Hatlen
                                                Joel S. Hatlen
                                           Vice President - Finance
                                           Chief Financial Officer
                                           Secretary and Treasurer