Form 10-Q
period 2002-06-30
DATA I/O CORP
filed 2002-08-14
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                   (Mark One)

              ( X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


7,664,408 shares of no par value or the Registrant's Common Stock were issued and outstanding as of July 30, 2002.

                              DATA I/O CORPORATION

                                    FORM 10-Q
                       For the Quarter Ended June 30, 2002

                                      INDEX


Part I - Financial Information                                           Page

     Item 1.    Financial Statements (unaudited)                           3

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations              9

     Item 3.    Quantitative and Qualitative Disclosures
                about Market Risk                                         13


Part II - Other Information

     Item 1.    Legal Proceedings                                         13

     Item 2.    Changes in Securities and Use of Proceeds                 13

     Item 3.    Defaults Upon Senior Securities                           13

     Item 4.    Submission of Matters to a Vote of Security Holders       13

     Item 5.    Other Information                                         13

     Item 6.    Exhibits and Reports on Form 8-K                          14



Signatures                                                                18

Exhibit 99.1    Certification by Chief Executive Officer                  19

Exhibit 99.2    Certification by Chief Financial Officer                  20

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------
                                                                                    June 30,                Dec. 31,
                                                                                      2002                    2001
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                                  (unaudited)

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                         $3,270                 $2,656
     Marketable securities                                                              1,851                  3,236
     Trade accounts receivable, less allowance for
        doubtful accounts of $308 and $350                                              4,644                  5,666

     Inventories                                                                        5,601                  6,388
     Other current assets                                                                 631                    485
                                                                                   -----------            -------------
         TOTAL CURRENT ASSETS                                                          15,997                 18,431

Property and equipment - net                                                            1,476                  1,741

Other assets                                                                              127                    168
                                                                                   -----------            -------------
         TOTAL ASSETS                                                                 $17,600                $20,340
                                                                                   ===========            =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                  $1,712                 $1,599
     Accrued compensation                                                                 790                    848
     Deferred revenue                                                                   1,686                  1,686
     Other accrued liabilities                                                          1,545                  1,871
     Accrued costs of business restructuring                                               34                     88
     Income taxes payable                                                                 446                    329
                                                                                   -----------            -------------
         TOTAL CURRENT LIABILITIES                                                      6,213                  6,421

Deferred gain on sale of property                                                       1,600                  1,765
                                                                                   -----------            -------------
         TOTAL LIABILITIES                                                              7,813                  8,186

COMMITMENTS                                                                                 -                      -

STOCKHOLDERS' EQUITY:
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                                        -                      -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,664,408
           and 7,613,754 shares                                                        18,576                 18,500
     Accumulated deficit                                                               (8,792)                (6,173)
     Accumulated other comprehensive loss                                                   3                   (173)
                                                                                   -----------            -------------
        TOTAL STOCKHOLDERS' EQUITY                                                      9,787                 12,154
                                                                                   -----------            -------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $17,600                $20,340
                                                                                   ===========            =============


See accompanying notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                             Quarters Ended               Six Months Ended
------------------------------------------------------------------------ ------------------------ -- ---------------------------
                                                                         June 30,      June 30,       June 30,       June 30,
                                                                           2002          2001           2002           2001
------------------------------------------------------------------------ ---------- -- ---------- -- ----------- -- ------------
(in thousands, except per share data)
Net sales                                                                  $4,796        $6,487       $10,186        $14,370
Cost of goods sold                                                          2,792         3,677         5,679          8,825
                                                                         ----------    ----------    -----------    ------------
Gross margin                                                                2,004         2,810         4,507          5,545

Operating expenses:
     Research and development                                               1,398         1,765         2,706          3,703
     Selling, general and administrative                                    1,972         2,450         4,267          5,446
     Net provision for business restructuring                                   -           460             -            460
                                                                         ----------    ----------    -----------    ------------
         Total operating expenses                                           3,370         4,675         6,973          9,609
                                                                         ----------    ----------    -----------    ------------

         Operating loss                                                    (1,366)       (1,865)       (2,466)        (4,064)

Non-operating income (expense):
     Interest income                                                           23            51            49            117
     Interest expense                                                          (5)           (3)           (8)           (10)
     Foreign currency exchange                                                 (3)          (83)          (58)           (90)
                                                                         ----------    ----------    -----------    ------------
         Total non-operating income (expense)                                  15           (35)          (17)            17

                                                                         ----------    ----------    -----------    ------------
        Loss from operations before income taxes                           (1,351)       (1,900)       (2,483)        (4,047)

Income tax expense                                                             18            20            41             22
                                                                         ----------    ----------    -----------    ------------

Net loss                                                                  ($1,369)      ($1,920)      ($2,524)       ($4,069)
                                                                         ==========    ==========    ===========    ============

Basic and diluted loss per share:
     Total basic and diluted loss per share                                ($0.18)       ($0.25)       ($0.33)        ($0.54)
                                                                         ==========    ==========    ===========    ============

Weighted average and potential shares outstanding                           7,664         7,560         7,664          7,560
                                                                         ==========    ==========    ===========    ============

See accompanying notes to consolidated financial statements.

                              DATA I/O CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  June 30,          June 30,
For the six months ended                                                                            2002              2001
--------------------------------------------------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
        Loss from operations                                                                       ($2,524)         ($4,069)
        Adjustments to reconcile loss from operations to net cash
          provided by (used in) operating activities:
         Depreciation and amortization                                                                 508            1,192
         Net loss on dispositions                                                                      227               73
         Amortization of deferred gain on sale                                                        (165)            (164)
         Net change in:
          Deferred revenue                                                                               -             (331)
          Trade accounts receivable                                                                  1,011            2,736
          Inventories                                                                                  792            1,986
          Recoverable income taxes                                                                       -               18
          Other current assets                                                                        (141)             178
          Accrued costs of business restructuring                                                      (54)              63
          Accounts payable and accrued liabilities                                                    (147)          (1,428)
                                                                                                 -----------      --------------
        Net cash provided by (used in) operating activities                                           (493)             254

INVESTING ACTIVITIES:
        Purchases of property and equipment                                                           (430)            (825)
        Net from purchase and sale of marketable securities                                          1,386              263
                                                                                                 -----------      --------------
         Net cash provided by (used in) investing activities                                           956             (562)

FINANCING ACTIVITIES:
        Sale of common stock                                                                            76              117
                                                                                                 -----------      --------------
         Net cash provided by financing activities                                                      76              117

                                                                                                 -----------      --------------
Increase/(decrease) in cash and cash equivalents                                                       539             (191)

Effects of exchange rate changes on cash                                                                75              (50)
Cash and cash equivalents at beginning of year                                                       2,656            3,133
                                                                                                 -----------      --------------
Cash and cash equivalents at end of quarter                                                         $3,270           $2,892
                                                                                                 ===========      ==============


See accompanying notes to consolidated financial statements.


                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

The financial statements as of June 30, 2002 and June 30, 2001, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2001.

NOTE 2 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                            June 30,                  Dec. 31,
                                              2002                      2001
                                        --------------          ----------------
                  Raw material              $2,675                    $3,588
                  Work-in-process            1,452                     1,354
                  Finished goods             1,474                     1,446
                                        --------------          ----------------
                                            $5,601                    $6,388
                                        ==============          ================

The Company increased its reserve for excess and obsolete inventory by $662 during the second quarter. This increase in the reserve reflects the lower usage of materials due to lower sales, work-in-process inventory of units nearly completed, and anticipated obsolete inventory generated from the development of product enhancements and replacements.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components (in thousands):

                                          June 30,                  Dec. 31,
                                           2001                       2001
                                     ----------------          ----------------
Leasehold improvements                   $   238                   $   229
Equipment                                 12,056                    12,188
                                     ----------------          ----------------
                                          12,294                    12,417
Less accumulated depreciation             10,818                    10,676
                                     ----------------          ----------------
Property and equipment - net             $ 1,476                   $ 1,741
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

The four components of the Company's second quarter repositioning included a reduction in the Company's global workforce of approximately 40 persons or 20% of the workforce; discontinuance or reallocation of numerous projects and activities not essential to the Company's long-term goals; streamlining of activities to decrease discretionary marketing, distribution and promotional expenses; and consolidation of numerous functions across the organization to create a team which was more productive and able to respond faster to global customer needs.

During its third quarter of 2001, the Company announced that it would take further strategic actions to reduce its breakeven point, which included the following actions: closure of a facility in Germany and moving its operations to other locations within the Company; combining the Company's four product families into two business groups; consolidating service groups across the organization to create a team more responsive to global customer needs; and targeting certain other expense reductions for the third quarter, including a closure of the Company's Redmond facility for one week. A restructuring charge of $499,000 was recorded in the third quarter.

In the fourth quarter of 2001, the Company reduced its staff by 29 persons. The actions were taken to reduce the Company's breakeven point and bring it closer to forecasted revenues, and to maintain the cash position of the Company. The Company incurred restructuring costs of $252,000 during the fourth quarter.

At June 30, 2002 all restructuring expenses associated with the activities detailed above had been paid except for approximately $34,000. Subsequent to the end of the quarter, the Company announced its intention to reduce its workforce by approximately 25% to further reduce its breakeven point. A restructuring charge of approximately $500,000 is expected to be taken in the third quarter relating to these actions.

An analysis of the restructuring is as follows (in thousands):

                                                          Reserve                        2002          Reserve
                                                         Balance at        2002       Payments/       Balance at
 Description                                           Dec. 31, 2001     Adjust.     Write-offs      June 30, 2002
 --------------                                       ----------------- -----------  ------------- ------------------
 Downsizing U.S. Operations:
    Employee severance                                    $  4             $ 10         $ 10            $  4
    Redmond facility consolidation                          45                -           28              17
    Consulting and legal expenses                           20              (10)           6               4
    Downsizing Foreign Operations                           19                -           10               9
                                                      ----------------- -----------  ------------- ------------------
 Total                                                    $ 88             $  -         $ 54            $ 34
                                                      ================= ===========  ============= ==================

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                         Second Quarter                 First Six Months
                                                                  -----------------------------    ---------------------------
                                                                     2002             2001            2002            2001
                                                                  -----------     -------------    -----------     -----------
Numerator for basic and diluted loss per share:
       Net loss                                                     ($1,369)          ($1,920)       ($2,524)        ($4,069)
                                                                  -----------     -------------    -----------     -----------

Denominator:
        Denominator for basic earnings per share -
          weighted-average shares                                    7,664            7,560           7,657           7,560
        Employee stock options (1)                                     -                -               -               -
                                                                  -----------     -------------    -----------     -----------
        Denominator for diluted earnings per share -
          adjusted weighted-average shares and
          assumed conversions of stock options                       7,664            7,560           7,657           7,560
                                                                  -----------     -------------    -----------     -----------
Basic and diluted loss per share
        Total basic and diluted loss per share                      ($0.18)          ($0.25)         ($0.33)         ($0.54)
                                                                  ===========     =============    ===========     ===========

(1) At June  30,  2002  and 2001  there  were  1,327,919  and  1,174,594  shares respectively, of potentially issueable common stock. Because of the net loss for the three months and six months ended June 30, 2002 and 2001, potentially issueable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.


NOTE 6 - ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the first six months of 2002 differed from the statutory 34% tax rate primarily due to operating losses for which no tax benefit was recorded. The tax valuation allowance increased by approximately $490,000 during the quarter ended June 30, 2002. As of June 30, 2002 the Company has tax valuation allowances of $9,955,000.

NOTE 7 - COMPREHENSIVE INCOME

During the second quarter and the first sixth months of 2002 and 2001, total comprehensive income (loss) was comprised of the following (in thousands):

                                                       For the Second Quarter                For the Six Months
                                                   -------------------------------    ----------------------------------
                                                       2002             2001              2002               2001
                                                   -------------    --------------    -------------    -----------------

    Net loss                                           ($1,369)          ($1,920)         ($2,524)         ($4,069)
    Foreign currency translation gain (loss)                95               (76)              79              (78)
                                                   -------------    --------------    -------------    -----------------
    Total comprehensive loss                           ($1,274)          ($1,996)         ($2,445)         ($4,147)
                                                   =============    ==============    =============    =================

NOTE 8 - CHANGE IN FISCAL YEAR

Prior to 2001, the Company reported on a fifty-two, fifty-three week basis. The last reporting period using this fiscal period was the year ended December 28, 2000. The Company's Board of Directors approved a resolution on March 12, 2001 to change the Company's reporting period to a calendar year and calendar quarter basis effective for the current fiscal year. The first quarter of 2001 covered the period December 29, 2000 to March 31, 2001. The second quarter covered the period April 1, 2001 to June 30, 2001.

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

The Company utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by the Company are fair value hedges. Generally, these contracts have maturities less than one year and require the Company to exchange foreign currencies for U.S. dollars at maturity. The change in fair value of the open hedge contracts as of June 30, 2002 is an unrealized loss of $154,000 and is included in accounts payable on the balance sheet.

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

Results of Operations

Net Sales
 -------------------------------------------------------------------------------------------------------------------------------
 (in thousands)


                                                        Second Quarter                            First Six Months
                                           -----------------------------------------  ------------------------------------------

 Net sales by product line                      2002         % Change       2001           2002        % Change         2001
 -----------------------------------------------------------------------------------  ------------------------------------------
 Non-automated programming systems              $2,762       (23.9%)        $3,630         $5,490       (34.0%)       $8,320

 Automated programming systems                   2,034       (28.8%)         2,857          4,696       (22.4%)        6,050

                                           -----------------------------------------  ------------------------------------------

 Total Sales                                    $4,796       (26.1%)        $6,487        $10,186       (29.1%)      $14,370
                                           =========================================  ==========================================


                                                        Second Quarter                            First Six Months
                                           -----------------------------------------  ------------------------------------------

 Net sales by location                           2002        % Change        2001          2002        % Change         2001
 -----------------------------------------------------------------------------------  ------------------------------------------

 United States                                 $2,118         (10.2%)      $2,358         $3,907         (26.0%)      $5,278

    % of total                                  44.2%                       36.3%          38.4%                       36.7%

 International                                 $2,678         (35.1%)      $4,129         $6,279         (30.9%)      $9,092

    % of total                                  55.8%                       63.7%          61.6%                       63.3%

 -------------------------------------------------------------------------------------------------------------------------------

Revenues for the second quarter of 2002 decreased $1.7 million or 26% compared to the second quarter of 2001. Sales were lower for both automated and non-automated programming systems. The decline in revenues is due to a reduction in orders for programming equipment that the Company believes is due to the continued general economic sluggishness of the electronics industry and the capital equipment market in particular. The Company believes its largest customer group, the wireless handset manufacturers, as well as contract manufacturers and other sectors of the electronics industry continue to defer capital equipment purchases.

For the six-month period ending June 30, 2002 sales are down by $4.2 million or 29.1% from the same period the prior year. Sales to Europe and Asia have been very slow the first six months, but increased sales in mainland China have offset a portion of the sales decline.

While the sales amounts were lower than the prior year, the Company's sales funnel continues to grow beyond levels not seen for several quarters.

Gross Margin

                                                     Second Quarter                         First Six Months
                                           ---------------------------------------------------------------------------

 (in thousands)                                  2002                2001               2002               2001
----------------------------------------------------------------------------------------------------------------------
Gross Margin                                    $2,004              $2,810             $4,507             $5,545

Percentage of net sales                          41.8%               43.3%              44.2%              38.6%
----------------------------------------------------------------------------------------------------------------------

Gross margins decreased in dollars and as a percentage of sales for the second quarter of 2002 compared with the same period of 2001, primarily due to lower sales volumes and additional inventory related reserves charged during the quarter. Partially offsetting the decrease are reduced costs resulting from the Company's restructuring actions taken during the last year.

Research and Development

                                                     Second Quarter                         First Six Months
                                           ---------------------------------------------------------------------------

 (in thousands)                                  2002                2001                2002              2001
 ---------------------------------------------------------------------------------------------------------------------
 Research and development                       $1,398              $1,765              $2,706            $3,703

 Percentage of net sales                         29.1%               27.2%               26.6%             25.8%
 ---------------------------------------------------------------------------------------------------------------------

The decrease in research and development (R&D) spending for the first half of 2002 as compared to the first half of 2001 reflects lower headcount and lower development spending. Spending on R&D projects has been reduced to control costs in view of the lower sales volumes.

Selling, General and Administrative

                                                     Second Quarter                         First Six Months
                                           ---------------------------------------------------------------------------

 (in thousands)                                  2002                2001                2002              2001
 ---------------------------------------------------------------------------------------------------------------------
 Selling, general & administrative              $1,972              $2,450              $4,267            $5,446

 Percentage of net sales                         41.1%               37.8%               41.9%             37.9%
 ---------------------------------------------------------------------------------------------------------------------

Selling, General and Administrative (SG&A) expenses decreased $0.5 million in the second quarter of 2002 versus 2001 and $1.2 million for the first 6 months of 2002 versus last year, including the provision for business restructuring. Tight internal spending controls, coupled with the benefits of the restructuring activities undertaken during 2001 has led to a significant reduction in SG&A spending. An $80,000 reduction in the Bad Debt Reserve was taken in the second quarter due to the lower accounts receivable balance as a result of the lower sales volumes. This further reduced the SG&A spending for the quarter.

SG&A spending as a percentage of sales is higher in 2002 versus 2001 as a result of the lower sales volume in 2002.

Interest

                                                     Second Quarter                         First Six Months
                                           ---------------------------------------------------------------------------

 (in thousands)                                  2002                2001                2001              2001
 ---------------------------------------------------------------------------------------------------------------------
 Interest income                                  $23                 $51                 $49              $117

 Interest expense                                 ($5)                ($3)                ($8)             ($10)
 ---------------------------------------------------------------------------------------------------------------------

Income Taxes

                                                     Second Quarter                         First Six Months
                                           ---------------------------------------------------------------------------

 (in thousands)                                  2002                2001                2002              2001
 ---------------------------------------------------------------------------------------------------------------------
 Income tax expense from  operations              $18                 $20                 $41               $22
 ---------------------------------------------------------------------------------------------------------------------

The income tax provision relates to foreign taxes.

Financial Condition

Liquidity and Capital Resources
                                                                    June 30,                                  Dec. 31,
(in thousands)                                                        2002                Change                2001
------------------------------------------------------------- --------------------- -------------------- -------------------
Working capital                                                      $9,784             ($2,226)             $12,010
------------------------------------------------------------- --------------------- -------------------- -------------------

Working capital decreased during the first six months of 2002 primarily due to funding of the losses for the period. Cash, cash equivalents and marketable securities decreased approximately $0.8 million during the period, inventory decreased $0.8 million, and accounts receivable decreased $1.0 million. As of June 30, 2002 and 2001, the Company had no debt outstanding.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 2002 will be between $300,000 and $700,000. The Company's future capital requirements will depend on a number of factors including; costs associated with R&D, successful launch of new products and the potential use of funds for strategic purposes. Capital expenditures are expected to be funded from existing and internally generated funds or may be leased. Management believes that the Company has sufficient working capital available to fund its operations and capital requirements for at least 12 months. The Company established a foreign line of credit for 50,000 Euros in February 2002. The sub-tenant who was leasing the bottom floor of the building in Redmond vacated the premises during the second quarter at the end of the sub-tenant's lease. The Company has the spaced listed with a broker and is actively marketing the space.

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

At June 30, 2002, all restructuring expenses associated with the activities detailed above were paid except for approximately $34,000 which was primarily associated with facility consolidation, and consulting and legal fees. Subsequent to the end of the quarter, the Company announced its intention to reduce its workforce by approximately 25% to further reduce its breakeven point. A restructuring charge of approximately $500,000 is expected to be taken in the third quarter relating to these actions.

General

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has experienced no material changes in market risk. The Company currently uses only foreign currency hedge derivative instruments, which are not material as of June 30, 2002. However, the Company is exposed to interest rate risks. The Company generally invests in high-grade commercial paper with original maturity dates of twelve months or less and conservative money market funds to minimize its exposure to interest rate risk on its marketable securities, which are classified as available-for-sale as of June 30, 2002 and December 31, 2001.

PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  None


Item 2.           Changes in Securities and Use of Proceeds

                  None


Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

          At the Annual Meeting of Shareholders held on May 15, 2002, there were present in person or by proxy the holders of 7,418,240 (96.79%) shares of Common Stock of the Corporation thereby constituting a quorum. Following are the matters ratified and the voting results:

          (a) Election of a Board of Directors  consisting  of the following six
              (6)directors:

                  Name                         Votes For        Votes Withheld

                  Glen F. Ceiley               6,780,865             637,375
                  Daniel A. DiLeo              6,847,914             570,326
                  Paul A. Gary                 6,850,515             567,725
                  Frederick R. Hume            6,848,014             570,226
                  Edward D. Lazowska           6,850,315             567,925
                  Steven M. Quist              6,847,914             570,326


          (b) Approval to amend the Data I/O Corporation Stock Incentive Compensation Plan as described in the Proxy Statement for the 2002 Annual Meeting. The amendment passed by the following vote counts:
              5,909,761 votes for; 1,470,394 against; 38,085 abstain.

          (c) The proposal to ratify the selection of Grant Thornton LLP as the company's independent auditors passed with the following vote results: 7,376,490 for; 28,955 against; and 12,795 abstain.


Item 5.     Other Information

The Company received a letter dated August 6, 2002 from NASDAQ indicating that the Company's common stock has closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) and that the Company will be provided 90 Calendar days, or until November 4, 2002, to regain compliance.

On August 1, 2002, the Company announced its intention to reduce its workforce by approximately 25% to further reduce its breakeven point. As a part of these actions, Irene Bjorklund will no longer be an officer of the Company.

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

          3.2 The Company's Bylaws as amended and restated as of March 2001 (Incorporated by reference to the Company's 2001 Annual Report on Form 10-K (File No. 0-10394)).

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

          10.2 Amended and Restated Retirement Plan and Trust Agreement (Incorporated by reference to Exhibit 10.26 of the Company's 1993 Annual Report on Form 10-K (File No. 0-10394)).

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

          10.9 Letter dated as of December 20, 1996, First Amendment and extension of the Closing Date under that certain Purchase and Sale Agreement dated as of July 9, 1996. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission)(Incorporated by reference to Exhibit 10.33 of the Company's 1996 Annual Report on Form 10-K (File No. 0-10394)).

          10.10 Letter dated as of February 17, 1997, Second Amendment and extension of the Closing Date under that certain Purchase and Sale Agreement dated as of July 9, 1996. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission)(Incorporated by reference to Exhibit 10.34 of the Company's 1996 Annual Report on Form 10-K (File No. 0-10394)).

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

          10.21 Letter Agreement with Fred R. Hume dated January 29, 1999 (Incorporated by reference to Exhibit 10.35 of the Company's 1999 Annual Report on Form 10-K (File 0-10394)).

          10.22 Letter Agreement dated May 28, 1999, among Data I/O Corporation, JTAG Technologies B.V., and JTAG Holding B.V. (Incorporated by reference to Exhibit 10.36 of the Company's 1999 Annual Report on Form 10-K (File No. 0-10394)).

          10.23 Amended and Restated 2000 Stock Compensation Incentive Plan dated May 19, 2000 (Incorporated by reference to the Company's 2000 Proxy Statement dated March 27, 2000.).

          10.24 Amended and Restated 1982 Employee Stock Purchase Plan dated May 16,2001 (Incorporated by reference to the Company's 2001 Proxy Statement dated March 28, 2001.).

          10.25 Letter Agreement with Irene Bjorklund dated March 13, 2001 (Incorporated by reference to Exhibit 10.25 of the Company's 2001 Annual Report on Form 10-K (File No. 0-10394).

          16.1 Letter regarding change in certifying accountant (Incorporated by reference to Exhibit 16.1 of the Company's Form 8-K filed on November 21, 2001.).

          99.1   Certification by Chief Executive Officer                 19

          99.2   Certification by Chief Financial Officer                 20

             (b) Reports on Form 8-K

                 None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               DATA I/O CORPORATION
                                    (REGISTRANT)
DATED:   August 2, 2002

                               By://S//Joel S. Hatlen
                                     Joel S. Hatlen
                                     Vice President - Finance
                                     Chief Financial Officer
                                     Secretary and Treasurer
                               (Principal Financial and Duly Authorized Officer)




                               By://S//Frederick R. Hume
                                     Frederick R. Hume
                                     President
                                     Chief Executive Officer

Exhibit  99.1

Certification by Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Frederick R. Hume
Frederick R. Hume
Chief Executive Officer
August 2, 2002

Exhibit 99.2

Certification by Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Joel S. Hatlen
Joel S. Hatlen
Chief Financial Officer
August 2, 2002