Form 10-Q
period 2002-09-30
DATA I/O CORP
filed 2002-11-14
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                   (Mark One)

              ( X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2002

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


7,767,630 shares of no par value or the Registrant's Common Stock were issued and outstanding as of Nov. 11, 2002.

                              DATA I/O CORPORATION

                                    FORM 10-Q
                    For the Quarter Ended September 30, 2002

                                      INDEX


Part I - Financial Information                                           Page

     Item 1.    Financial Statements (unaudited)                           3

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations              8

     Item 3.    Quantitative and Qualitative Disclosures
                About Market Risk                                         13

     Item 4.    Controls and Procedures                                   13

Part II - Other Information

     Item 1.    Legal Proceedings                                         13

     Item 2.    Changes in Securities and Use of Proceeds                 13

     Item 3.    Defaults Upon Senior Securities                           13

     Item 4.    Submission of Matters to a Vote of Security Holders       13

     Item 5.    Other Information                                         13

     Item 6.    Exhibits and Reports on Form 8-K                          13

Signatures                                                                17

Chief Executive Officer Section 302(a) Certification                      18

Chief Financial Officer Section 302(a) Certification                      19

Exhibit 10.26   Letter Agreement with John Vicklund                       20

Exhibit 99.1    Chief Executive Officer Section 906 Certification         21

Exhibit 99.2    Chief Financial Officer Section 906 Certification         22

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------

                                                                                    Sept. 30,                 Dec. 31,
                                                                                      2002                      2001
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                                  (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                         $3,439                 $2,656
     Marketable securities                                                              1,087                  3,236
     Trade accounts receivable, less allowance for
        doubtful accounts of $271 and $372                                              5,346                  5,666

     Inventories                                                                        4,718                  6,388
     Other current assets                                                                 505                    485
                                                                                   -----------           -------------

        TOTAL CURRENT ASSETS                                                           15,095                 18,431

Property and equipment - net                                                            1,389                  1,741
Other assets                                                                              107                    168
                                                                                   -----------           -------------

        TOTAL ASSETS                                                                  $16,591                $20,340
                                                                                   ===========           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                  $1,602                 $1,599
     Accrued compensation                                                                 664                    848
     Deferred revenue                                                                   1,693                  1,686
     Other accrued liabilities                                                          1,714                  1,871
     Accrued costs of business restructuring                                              158                     88
     Income taxes payable                                                                 250                    329
                                                                                   -----------           -------------

        TOTAL CURRENT LIABILITIES                                                       6,081                  6,421

Deferred gain on sale of property                                                       1,517                  1,765
                                                                                   -----------           -------------

        TOTAL LIABILITIES                                                               7,598                  8,186

COMMITMENTS                                                                                 -                      -

STOCKHOLDERS' EQUITY:
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                                        -                      -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,767,630
           and 7,613,754 shares                                                        18,638                 18,500
     Accumulated deficit                                                               (9,530)                (6,173)
     Accumulated other comprehensive loss                                                (115)                  (173)
                                                                                   -----------            -------------
        TOTAL STOCKHOLDERS' EQUITY                                                      8,993                 12,154
                                                                                   -----------            -------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $16,591                $20,340
                                                                                   ===========            =============


See accompanying notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             Quarters Ended              Nine Months Ended
------------------------------------------------------------------------ ------------------------ -- --------------------------
                                                                         Sept 30,      Sept 30,       Sept 30,       Sept 30,
                                                                           2002          2001           2002           2001
------------------------------------------------------------------------ ---------- -- ---------- -- ----------- -- -----------
(in thousands, except per share data)

Net sales                                                                  $6,443        $6,479       $16,629        $20,849
Cost of goods sold                                                          3,172         3,124         8,851         11,949
                                                                         ----------    ----------    -----------    -----------
Gross margin                                                                3,271         3,355         7,778          8,900

Operating expenses:
     Research and development                                               1,430         1,450         4,136          5,153
     Selling, general and administrative                                    2,109         2,011         6,376          7,457
     Net provision for business restructuring                                 497           499           497            959
                                                                         ----------    ----------    -----------    -----------
         Total operating expenses                                           4,036         3,960        11,009         13,569
                                                                         ----------    ----------    -----------    -----------

         Operating loss                                                      (765)         (605)       (3,231)        (4,669)


Non-operating income (expense):
     Interest income                                                           20            77            69            195
     Interest expense                                                          (4)           (2)          (12)           (13)
     Foreign currency exchange                                               (121)           29          (179)           (61)
                                                                         ----------    ----------    -----------    -----------
         Total non-operating income (expense)                                (105)          104          (122)           121

                                                                         ----------    ----------    -----------    -----------
        Loss from operations before income taxes                             (870)         (501)       (3,353)        (4,548)

Income tax expense (benefit)                                                  (37)           70             4             92
                                                                         ----------    ----------    -----------    -----------

Net loss                                                                   ($ 833)        ($571)      ($3,357)       ($4,640)
                                                                         ==========    ==========    ===========    ===========

Basic and diluted loss per share:
     Total basic and diluted loss per share                                ($0.11)       ($0.08)       ($0.44)        ($0.61)
                                                                         ==========    ==========    ===========    ===========

Weighted average and potential shares outstanding                           7,733         7,596         7,682          7,572
                                                                         ==========    ==========    ===========    ===========

See accompanying notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------

                                                                                                  Sept. 30,         Sept 30,
For the nine months ended                                                                           2002              2001
--------------------------------------------------------------------------------------------------------------------------------
(in  thousands)
OPERATING ACTIVITIES:
    Loss from operations                                                                           ($3,357)         ($4,640)
    Adjustments to reconcile loss from operations to net cash provided by
      (used in) operating activities:
       Depreciation and amortization                                                                   783            1,720
       Net loss on dispositions                                                                        233              141
       Amortization of deferred gain on sale                                                          (247)            (247)
       Net change in:
         Deferred revenue                                                                                7             (584)
         Trade accounts receivable                                                                     335            4,477
         Inventories                                                                                 1,658            2,448
         Recoverable income taxes                                                                        -               91
         Other current assets                                                                          (22)              50
         Accrued costs of business restructuring                                                        69              271
         Accounts payable and accrued liabilities                                                     (436)            (569)
                                                                                                 -----------      --------------
    Net cash provided by (used in) operating activities                                               (977)           3,158

INVESTING ACTIVITIES:
    Purchases of property and equipment                                                               (600)            (687)
    Net from purchase and sale of marketable securities                                              2,148              537
                                                                                                 -----------      --------------
       Net cash provided by (used in) investing activities                                           1,548             (150)

FINANCING ACTIVITIES:
    Sale of common stock                                                                               137              209
                                                                                                 -----------      --------------
       Net cash provided by financing activities                                                       137              209

                                                                                                 -----------      --------------
Increase/(decrease) in cash and cash equivalents                                                       708            3,217

Effects of exchange rate changes on cash                                                                75              (15)
Cash and cash equivalents at beginning of year                                                       2,656            3,133
                                                                                                 -----------      --------------
Cash and cash equivalents at end of quarter                                                         $3,439           $6,335
                                                                                                 ===========      ==============

See accompanying notes to consolidated financial statements.

                              DATA I/O CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

The financial statements as of September 30, 2002 and September 30, 2001, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2001.

NOTE 2 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                            Sept. 30,                Dec. 31,
                                              2002                     2001
                                        ----------------        ----------------
                  Raw material              $2,471                    $3,588
                  Work-in-process            1,068                     1,354
                  Finished goods             1,179                     1,446
                                        ----------------        ----------------
                                            $4,718                    $6,388
                                        ================        ================

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components (in thousands):

                                            Sept. 30,               Dec.31,
                                              2002                   2001
                                        -----------------       ----------------
    Leasehold improvements                 $   239                   $   229
    Equipment                               12,029                    12,188
                                        -----------------       ----------------
                                            12,268                    12,417
    Less accumulated depreciation           10,879                    10,676
                                        ----------------        ----------------
    Property and equipment - net           $ 1,389                   $ 1,741
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

On July 12, 2001, during its third quarter, the Company announced that it would take further strategic actions to reduce its breakeven point, which included the following actions: closure of a facility in Germany moving its operations to other locations within the Company; combining the Company's four product families into two business groups; consolidating service groups across the organization to create a team more responsive to global customer needs; and targeting certain other expense reductions for the third quarter, including a closure of the company's Redmond facility for one week. A restructuring charge of $499,000 was recorded in the third quarter of 2001.

In the fourth quarter of 2001, the Company reduced its staff by 29 persons. The actions taken were meant to reduce the Company's breakeven point and bring it closer to forecasted revenues, and to maintain the cash position of the Company. The Company incurred restructuring costs of $252,000 during the fourth quarter.

At September 30, 2002 all restructuring expenses associated with the actions prior to the third quarter of 2002 detailed above had been paid except for approximately $15,000.

In the third quarter of 2002, the Company reduced its staff by 33 persons. The actions taken were meant to reduce the Company's breakeven point and bring it closer to forecasted revenues and to maintain the cash position of the Company. The Company recorded a restructuring charge of $497,000 in the third quarter of 2002. This charge relates to severance and benefits, consulting and professional services, and facility costs. The Company has planned a restructure charge in the fourth quarter of 2002 of approximately $30,000.

An analysis of the restructuring is as follows (in thousands):

                                                          Reserve         August         2002          Reserve
                                                         Balance at        2002       Payments/       Balance at
 Description                                           Dec. 31, 2001       Adj.      Write-offs     Sept. 30, 2002
 --------------                                       ----------------- -----------  ------------- ------------------
 Downsizing U.S. Operations:
    Employee severance                                    $  4           $ 428          $ 326           $ 106
    Redmond facility consolidation                          46              11             44              13
    Consulting and legal expenses                           19              50             43              26
     Downsizing Foreign Operations                          19               8             14              13
                                                      ----------------- -----------  ------------- ------------------
 Total                                                    $ 88           $ 497          $ 427           $ 158
                                                      ================= ===========  ============= ==================

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                        Third Quarter                 First Nine Months
                                                                  -----------------------------    ---------------------------
                                                                     2002             2001            2002            2001

                                                                 -----------     -------------    -----------     -----------
Numerator for basic and diluted earnings (loss) per share:
       Net loss                                                    ($ 833)          ($ 571)          ($3,357)        ($4,640)
                                                                  -----------     -------------    -----------     -----------

Denominator:
        Denominator for basic earnings per share -
         weighted-average shares                                    7,733            7,596             7,682           7,572
        Employee stock options (1)                                     -                -               -               -
                                                                  -----------     -------------    -----------     -----------
         Denominator for diluted earnings per share -
                       adjusted weighted-average shares and
                  assumed conversions of stock options              7,733            7,596             7,682           7,572
                                                                  -----------     -------------    -----------     -----------
Basic and diluted earnings (loss) per share
         Total basic and diluted earnings (loss) per share         ($0.11)          ($0.08)           ($0.44)         ($0.61)
                                                                  ===========     =============    ===========     ===========

     (1)  At  September,  30 2002 and 2001 there were  1,222,438  and  1,168,125 shares respectively,  of outstanding options potentially  issueable as common  stock.  Because of the net loss for the three  months and nine months ended September 30, 2002 and 2001, potentially issueable common stock was not included in the calculation of diluted loss per share as their inclusion would be anti-dilutive.

NOTE 6 - ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the first nine months of 2002 differed from the statutory 34% tax rate primarily due to operating losses for which no tax benefit was recorded. The tax valuation allowance increased by approximately $284,000 during the quarter ended September 30, 2002. As of September 30, 2002 the Company has a valuation allowance of $10,239,000.

NOTE 7 - COMPREHENSIVE INCOME

During the third quarter and the first nine months of 2002 and 2001 total comprehensive income (loss) was comprised of the following (in thousands):

                                                       For the Third Quarter                 For the Nine Months
                                                   -------------------------------    ----------------------------------
                                                        2002             2001              2002              2001
                                                  -------------    --------------    -------------    -----------------

    Net income (loss)                                  ($833)           ($571)           ($3,357)          ($4,640)
    Foreign currency translation gain (loss)             (21)             171                 58                93
                                                   -------------    --------------    -------------    -----------------
    Total comprehensive income (loss)                  ($854)           ($400)           ($3,299)          ($4,547)
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

The Company utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by the Company are fair value hedges. Generally, these contracts have maturities less than one year and require the Company to exchange foreign currencies for U.S. dollars at maturity. The change in fair value of the open hedge contracts as of September 30, 2002 is an unrealized loss of $15,500 and is included in accounts payable on the balance sheet.

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

NOTE 10 - NEW ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. Statement No. 145 rescinds Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward- looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding industry prospects; future results of operations or financial position; changes in gross margin percentages; integration of acquired products and operations; market acceptance of the Company's newly introduced or upgraded products; development, introduction and shipment of new products; expected spending levels; breakeven and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. Moreover, neither the Company nor anyone else assumes responsibility for the accuracy and completeness of the Company's forward-looking statements. The Company is under no duty to update any of its forward-looking statements after the date of this report. You should not place undue reliance on our forward-looking statements. The following discussions and discussions under the caption "Business - Cautionary Factors That May Affect Future Results" in Item 1 in the Company's Annual report on Form 10-K for the year ended December 31, 2001, describe some, but not all, of the factors that could cause these differences.

Critical Accounting Policy Judgements and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to sales returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring charges, contingencies such as litigation, and contract terms that have multiple elements and other complexities typical in the telecommunications equipment industry. The Company bases its estimates on historical experience and other assumptions that it believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition: Sales of the Company's semiconductor programming equipment products requiring installation by the Company that is other than perfunctory are recorded when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. Revenue from other product sales is recognized at the time of shipment. Revenue from the sale of service and update contracts is recorded as deferred revenue and recognized on a straight-line basis over the contractual period, which is typically one year. A reserve for sales returns is established based on historical trends in product returns and estimates for new items. If the actual future returns differ from historical levels, the Company's revenue could be adversely affected.

Allowance for Doubtful Accounts: The allowance for doubtful accounts receivable is based on the Company's assessment of the collectibility of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than historical experience, the Company's estimates of the recoverability of amounts due us could be adversely affected.

Inventory Provisions: Inventory purchases and commitments are based upon future demand forecasts and historic usage. If there is a significant decrease in demand for the Company's products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, the Company may be required to increase its inventory provision adjustments and its gross margin could be adversely affected.

Warranty Accruals: The Company accrues for warranty costs based on the expected material and labor costs to fulfill its warranty obligations. If the Company experiences an increase in warranty claims, which are higher than its historical experience, its gross margin could be adversely affected.

Deferred Taxes: The Company has incurred tax losses in each of the last four years and has net operating loss and tax credit carryforwards that begin expiring in 2020. The Company has provided a full valuation allowance against its tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income.

Results of Operations

Net Sales
--------------------------------------------------------------------------------------------------------------------------------
 (in thousands)


                                                        Third Quarter                             First Nine Months
                                           -----------------------------------------  ------------------------------------------

 Net sales by product line                      2002         % Change       2001           2002        % Change         2001
 -----------------------------------------------------------------------------------  ------------------------------------------
 Non-automated programming systems              $3,059        (2.8%)        $3,147         $8,607        (6.4%)      $ 9,196

 Automated programming systems                   3,384         1.6%          3,332          8,022       (31.2%)       11,653

                                           -----------------------------------------  ---------------------------------------------

 Total programming systems                      $6,443        (0.5%)        $6,479        $16,629       (20.2%)      $20,849
                                           =========================================  ==========================================


                                                        Third Quarter                             First Nine Months
                                           -----------------------------------------  ------------------------------------------

 Net sales by location                           2002        % Change        2001          2002        % Change         2001
 -----------------------------------------------------------------------------------  ------------------------------------------

 United States                                 $2,057          (2.8%)      $2,116        $ 5,964         (19.3%)     $ 7,394

    % of total                                  31.9%                       32.7%          35.9%                       35.5%

 International                                 $4,386           0.5%       $4,363        $10,665         (20.7%)     $13,455

    % of total                                  68.1%                       67.3%          64.1%                       64.5%

 -------------------------------------------------------------------------------------------------------------------------------

Revenues for the third quarter of 2002 decreased slightly compared to the third quarter of 2001. Sales were lower for non-automated programming systems with the decline primarily due to lower sales of products for use in manufacturing and lower contract sales. Offsetting this were higher sales of PS series automated programming systems. A significant number of new products were introduced during the quarter, including the PS 300 FlashCORE; TF-20 Tray Feeder System; High Insertion Socket Adapters; ProLINE- RoadRunner Variable Capacity options; and ProWriter desktop programmers. For the first nine months of 2002 as compared to the same period 2001, the decline in revenues is due to a reduction in orders for programming equipment that the Company believes is due to the continued general economic sluggishness of the electronics industry and the capital equipment market in particular.

Orders were stronger with $7.1 million in bookings for the third quarter. The Company continues to experience a trend in its sales mix towards increased international sales and believes that, with the economic situation in the United States and with the electronics industry trend toward offshore and outsourced manufacturing, this trend is likely to continue. The Company believes that a significant part of its manufacturing capital equipment orders during the quarter were received to support its customers' holiday season manufacturing capacity and, given the economic uncertainty, is not sure if the rebound in orders is temporary or if it establishes a trend. While significant economic uncertainty remains in its forecast, the Company believes that for the fourth quarter of 2002, revenues will be about the same as in the third quarter.

Gross Margin

                                                      Third Quarter                        First Nine Months
                                           ---------------------------------------------------------------------------

 (in thousands)                                  2002                2001               2002               2001
----------------------------------------------------------------------------------------------------------------------
Gross Margin                                    $3,271              $3,355             $7,778             $8,900

Percentage of net sales                          50.8%              51.8%               46.8%              42.7%
----------------------------------------------------------------------------------------------------------------------

Gross margins decreased slightly in dollars and as a percentage of sales for the third quarter of 2002 compared with the same period of 2001, primarily due to sales mix changes. Partially offsetting the decrease are reduced costs resulting from the Company's restructuring actions taken during the last year. No significant changes were made to the inventory- or warranty-related reserves during the quarter.

For the first nine months of 2002 as compared to the same period 2001, the decrease in gross margin is due to the lower sales volume, partially offset by cost reductions due to restructure-related savings.

Research and Development

                                                      Third Quarter                         First Nine Months
                                           ---------------------------------------------------------------------------

 (in thousands)                                  2002                2001                2002              2001
 ---------------------------------------------------------------------------------------------------------------------
 Research and development                       $1,430              $1,450              $4,136            $5,153

 Percentage of net sales                         22.2%              22.4%               24.9%              24.7%
 ---------------------------------------------------------------------------------------------------------------------

Research and development ("R&D") spending for the third quarter 2002 as compared to the third quarter 2001 was relatively flat in dollars and as a percentage of sales. During the third quarter, the Company's R&D focus was on the new PS300 FlashCore automated programming system which was integrated in the programming architecture first introduced in the ProLINE-RoadRunner. The savings from the Company's restructuring actions were mostly offset by higher R&D materials and new product development costs in the third quarter of 2002.

The decline in R&D spending for the first nine months 2002 as compared to the same period 2001 reflects the lower headcount primarily related to the Company's restructuring actions over the past year.

Selling, General and Administrative

                                                      Third Quarter                         First Nine Months
                                           ---------------------------------------------------------------------------

                                                 2002                2001                2002              2001
 ---------------------------------------------------------------------------------------------------------------------
 Selling, general & administrative              $2,109              $2,011              $6,376            $7,457

 Percentage of net sales                         32.7%              31.0%               38.3%              35.8%
 ---------------------------------------------------------------------------------------------------------------------

Selling, general and administrative ("SG&A") expenses for the third quarter of 2002 compared with the same period in 2001 were relatively flat with increases in rent expense, due to rental rate increases and the expiration of a sublease, along with higher marketing and new product launch costs being mostly offset by the Company's reduced costs from restructuring actions. The sub-tenant leasing the bottom floor of the corporate headquarters' building in Redmond vacated the premises during the second quarter at the end of the sub-tenant's lease. The Company has the space listed with a broker and is actively marketing the space, but the Company believes the local market for subleased space is not very favorable at this time.

For the nine months 2002 as compared to the same period 2001, savings from the restructuring actions were the primary reason for the lower SG&A expense levels.

Interest

                                                      Third Quarter                         First Nine Months
                                           ---------------------------------------------------------------------------

 (in thousands)                                  2002                2001                2002              2001
 ---------------------------------------------------------------------------------------------------------------------
 Interest income                                  $20                $77                 $69               $195

 Interest expense                                 ($4)               ($2)               ($12)              ($13)
 ---------------------------------------------------------------------------------------------------------------------

Interest income decreased in the third quarter and first nine months of 2002 compared to the same periods in 2001 due to lower interest rates and lower levels of invested funds.

Income Taxes

                                                      Third Quarter                         First Nine Months
                                           ---------------------------------------------------------------------------

 (in thousands)                                  2002                2001                2002              2001
 ---------------------------------------------------------------------------------------------------------------------
 Income tax expense (benefit)                    ($37)               $70                  $4                $92
 ---------------------------------------------------------------------------------------------------------------------

Tax expense recorded for both the third quarter and first nine months of 2002 was due to foreign taxes. Tax valuation reserves increased by approximately $284,000 during the quarter. The Company has valuation reserves of $10,239,000 and $8,779,000 as of September 30, 2002 and September 30, 2001, respectively.

Financial Condition

Liquidity and Capital Resources
                                                                   Sept. 30,                                  Dec. 31,
(in thousands)                                                        2002                Change                2001
------------------------------------------------------------- --------------------- -------------------- -------------------
Working capital                                                     $9,014               ($2,996)             $12,010
------------------------------------------------------------- --------------------- -------------------- -------------------

Working capital decreased during the first nine months of 2002 primarily due to funding of the losses for the period. Cash, cash equivalents and marketable securities decreased approximately $1.4 million during this period, inventory decreased $1.7 million, and accounts receivable decreased $0.3 million. As of September 30, 2002 and 2001, the Company had no debt outstanding.

The Company estimates that capital expenditures for property, plant and equipment during the remainder of 2002 will be less than $250,000 other than in connection with any strategic purposes. The Company's future capital requirements will depend on a number of factors including; costs associated with R&D, successful launch of new products and the potential use of funds for strategic purposes. Capital expenditures are expected to be funded from existing and internally generated funds or may be leased. Management believes that the Company has sufficient working capital available under its operating plan to fund its operations and capital requirements for at least 12 months. The sub-tenant leasing the bottom floor of the corporate headquarters' building in Redmond vacated the premises during the second quarter at the end of the sub-tenant's lease. The Company has the space listed with a broker and is actively marketing the space, but the Company believes the local market for subleased space is not very favorable at this time.

The Company established a foreign line of credit for 50,000 Euros in February 2002. In July, 2002 the Company established a $100,000 line of credit with Accelerated Transportation Solutions to handle purchasing card and travel & entertainment credit card purchases.

General

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

On July 12, 2001, during its third quarter, the Company announced that it would take further strategic actions to reduce its breakeven point, which included the following actions: closure of a facility in Germany moving its operations to other locations within the Company; combining the Company's four product families into two business groups; consolidating service groups across the organization to create a team more responsive to global customer needs; and targeting certain other expense reductions for the third quarter, including a closure of the company's Redmond facility for one week. A restructuring charge of $499,000 was recorded in the third quarter of 2001.

In the fourth quarter of 2001, the Company reduced its staff by 29 persons. The actions taken were meant to reduce the Company's breakeven point and bring it closer to forecasted revenues, and to maintain the cash position of the Company. The Company incurred restructuring costs of $252,000 during the fourth quarter.

At September 30, 2002 all restructuring expenses associated with the actions prior to the third quarter of 2002 detailed above had been paid except for approximately $15,000.

In the third quarter of 2002, the Company reduced its staff by 33 persons. The actions taken were meant to reduce the Company's breakeven point and bring it closer to forecasted revenues, and to maintain the cash position of the Company. The Company recorded a restructuring charge of $497,000 in the third quarter of 2002. This charge relates to severance and benefits, consulting and professional services, and facility costs. As of September 30, 2002, all expenses associated with this restructure have been paid with the exception of approximately $143,000. The Company has planned a restructure charge in the fourth quarter of approximately $30,000.

New Accounting Pronouncements

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. Statement No. 145 rescinds Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations - reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the requirements and impact of this statement on its results of operations and financial position.

Fourth Quarter 2002 Forward-Looking Statement

While significant economic uncertainty remains in its forecast, the Company believes that for the fourth quarter of 2002, revenues will be about the same as in the third quarter. The Company continues to focus on efforts to increase revenues and control costs. The restructuring actions taken in the third quarter are expected to reduce costs and lower the breakeven point in the fourth quarter. As a result, the Company announced it expects to record a profit of approximately $0.03 per share for the fourth quarter of 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company has experienced no material changes in market risk. The Company currently uses only foreign currency hedge derivative instruments, which are not material as of September 30, 2002. However, the Company is exposed to interest rate risks. The Company generally invests in high-grade commercial paper with original maturity dates of twelve months or less and conservative money market funds to minimize its exposure to interest rate risk on its marketable securities, which are classified as available-for-sale as of September 30, 2002 and December 31, 2001.

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in its periodic SEC filings and Form 8-K reports.

(b) Changes in internal controls.

There were no significant changes made in the Company's internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  None

Item 2.           Changes in Securities and Use of Proceeds

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

Effective November 1, 2002, the NASDAQ National Market continued listing requirement changed from a minimum $4,000,000 net tangible assets requirement to a minimum $10,000,000 stockholder's equity requirement. The Company does not currently meet the new requirement and expects that NASDAQ will notify the Company of this deficiency and address the Company's options, which could include transferring the Company to the NASDAQ SmallCap Market.

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

(10) Letter Agreement with John Vicklund. See Exhibit 10.26.


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

               10.2 Amended and Restated Retirement Plan and Trust Agreement. (Incorporated by reference to Exhibit 10.26 of the Company's 1993 Annual Report on Form 10-K
                      (File No.0-10394)).

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

               10.26  Letter Agreement with John Vicklund dated
                      December 13, 2000                                      21

        99     Other Exhibits

               99.1  Chief Executive Officer Section 906 Certification       22

               99.2  Chief Financial Officer Section 906 Certification       23


               (b) Reports on Form 8-K

The Company furnished a Form 8-K on September 10, 2002 regarding a copy of a web site posting to be made entitled "President's Perspective" at www.dataio.com providing a business update and outlook for Data I/O Corporation. The information in the Form 8K furnished pursuant to Item 9 shall not be deemed to be filed under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     DATA I/O CORPORATION
                                         (REGISTRANT)
DATED:   November 13, 2002


                                     By://S//Joel S. Hatlen
                                          Joel S. Hatlen
                                     Vice President - Finance
                                     Chief Financial Officer
                                      Secretary and Treasurer
                     (Principal Financial Officer and Duly Authorized Officer)




By://Frederick R. Hume               By://S//Frederick R. Hume
                                          Frederick R. Hume
                                              President
                                     Chief Executive Officer
                 (Principal Chief Executive Officer and Duly Authorized Officer)

I, Frederick R. Hume, certify that:
1)   I have reviewed this quarterly report on Form 10-Q of Data I/O Corporation;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                  /s/ Frederick R. Hume
                  Frederick R. Hume
                  Chief Executive Officer
                  (Principal Executive Officer)

I, Joel S. Hatlen, certify that:
1)   I have reviewed this quarterly report on Form 10-Q of Data I/O Corporation;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                   /s/ Joel S. Hatlen
                  Joel S. Hatlen
                  Chief Financial Officer
                  (Principal Financial Officer)

                  Exhibit 10.26

                  Letter Agreement with John Vicklund dated December 13, 2000

                  December 13, 2000


                  John Vicklund
                  19515 94th Pl. West
                  Edmonds, WA  98020

                  Re:  Offer of Employment


                  Dear John,

                  Welcome to Data I/O Corporation!

                  This letter confirms our offer of the VP of Human Resources position, reporting to Fred Hume. As agreed, your start date will be January 2, 2001. The total annual cash compensation for this offer is comprised of two elements, an annual base salary of $90,000 per year (or $7,500 per month) plus participation in the 2001 Management Incentive Compensation Plan (prorated from your start date for year 2001) at 25% of your base pay for performance at team target.

                  You will also receive 10,000 shares of stock options. These options are priced at the average Fair Market Value of our stock on your start date, with 4 year vesting (25% per year).

                  You will be eligible for all company benefit programs as outlined in the Team Member Handbook. Your medical, dental, vision, and life insurance benefits are effective on your first day of employment. You will have 30 days after you begin work to choose the type of coverage you would like. In order for us to expedite the benefits enrollment process, please complete the attached documents and return them to Human Resources with your acceptance of this offer.

                  Your employment is conditional upon execution of our Employment Agreement (see attached) and completion of an I-9 Form. In order to comply with the Immigration Reform and Control Act of 1986, we must make sure that all new team members have the right to legally work in the United States. Please bring sufficient documents to complete the I-9 Form on your first day of work (e.g.: (1) passport (2) drivers license and social security card, or (3) drivers license and original birth certificate).

                  While this offer does not express or imply an employment contract between you and Data I/O for any specific period of time, we believe that the relationship will be productive and mutually beneficial.

                  Your signature below indicates acceptance of this offer. The terms and conditions outlined above are all of the terms and conditions of this offer. Please return one copy of this letter by December 18, 2000. The second copy is provided for your records. If you have any questions concerning this offer, please contact Denise Wrisley, she can be reached at 425-867-6938.

                  Sincerely,

                  Brenda Rempel
                  Human Resources

                  enclosures

================================================================================

                  I agree to the offer as stated above.

                  Signed  /s/ John Vicklund                     Date  12/31/00
                         ------------------------------         --------------

                  Exhibit 99.1

                  Certification by Chief Executive Officer
                  Pursuant to 18 U.S.C. Section 1350
                  As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                  In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, that:

                  (1) The Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                   /s/ Frederick R. Hume
                  Frederick R. Hume
                  Chief Executive Officer
                  (Principal Executive Officer)
                  November 13, 2002

                  Exhibit 99.2

                  Certification by Chief Financial Officer
                  Pursuant to 18 U.S.C. Section 1350
                  As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

                  In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002, that:

                  (1) Report fully complies with the requirements of
                  Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                   /s/ Joel S. Hatlen
                  Joel S. Hatlen
                  Chief Financial Officer
                  (Principal Financial Officer)
                  November 13, 2002