Form 10-K
period 2002-12-31
DATA I/O CORP
filed 2003-03-31
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
            ( X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
                                December 31, 2002
                                       or

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the period from ___________ to _____________

                           Commission File No. 0-10394

                              DATA I/O CORPORATION
             (Exact name of registrant as specified in its charter)


                              Washington 91-0864123

                         (State or other Incorporation)
                    (I.R.S. Employer Identification Number)

P.O. Box 97046, 10525 Willows Road N.E., Redmond, Washington, 98073-9746
          (Address, including zip code, of registrant's principle executive offices and telephone number, including area code (425) 881-6444)


          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock (No Par Value)
                 Series A Junior Participating Preferred Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X


      Aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2003
                                   $6,897,967

7,883,188 shares of Common Stock, no par value, outstanding as of March 21, 2003

                      Documents incorporated by reference

Portions of the registrant's Proxy Statement relating to its May 20, 2003 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

                                  Page 1 of 52
                            Exhibit Index on Page 41

                              DATA I/O CORPORATION

                                    FORM 10-K
                  For the Fiscal Year Ended December 31, 2002

                                     INDEX


Part I                                                                  Page

     Item 1.    Business                                                  3

     Item 2.    Properties                                               12

     Item 3.    Legal Proceedings                                        12

     Item 4.    Submission of Matters to a Vote of Security Holders      12


Part II

     Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters                                      13

     Item 6.    Selected Financial Data                                  14

     Item 7.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations            15

     Item 7A.   Quantitative and Qualitative Disclosure
                About Market Risk                                        20

     Item 8.    Financial Statements and Supplementary Data              20

     Item 9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                   40

Part III

     Item 10.   Directors and Executive Officers of the Registrant       40

     Item 11.   Executive Compensation                                   40

     Item 12.   Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters           40

     Item 13.   Certain Relationships and Related Transactions           40

     Item 14.   Controls and Procedures                                  40


Part IV

     Item 15.   Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K                                  41


Signatures                                                               45

                                     PART I


Item 1.  Business

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about Data I/O(R) Corporation's industry, management's beliefs and certain assumptions made by management. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements."

General

Data I/O Corporation ("Data I/O") designs, manufactures, and sells programming systems used by designers and manufacturers of electronic products. Our programming system products are used to program integrated circuits ("ICs" or "devices" or "semiconductors") so that the ICs will function as desired in the customer's electronic product. They are an important tool for the electronics industry experiencing growing use of programmable ICs. Data I/O markets and distributes our programming systems worldwide, and is a global leader in this market. Data I/O incorporated in the State of Washington in 1969.

Data I/O Mission. Data I/O's mission is to design and deliver innovative customer-focused programming solutions, which enable customers to manage their firmware supply chain, getting their products to market faster, while reducing costs in their process. We align our products and services to make programming easy, delight our customers and satisfy their whole product needs.

Helping customers manage their firmware supply chain. In modern electronics, hardware is increasingly becoming a commodity. Wireless telephones are a notable example. Most of the innovation and competitive advantage of a telephone comes from the software buried inside the telephone, which is commonly referred to as "firmware." Companies use firmware to differentiate their products from their competitors' products, constantly writing new code to add features. This allows them to build multiple models with identical hardware and many versions of firmware, all on one production line. Any improvement in production efficiency boosts the profitability of all products on that line. Many original equipment manufacturers ("OEMs") now outsource production to specialists in electronic manufacturing services ("EMS") to maximize the profit impact from highly efficient production. The challenges of managing the firmware supply chain remain, however, and can even increase with this additional interface. Our systems allow our customers - both OEM and EMS companies - to build telephones with the exact firmware (feature set) that consumers specify, virtually real-time with the latest software release. We help our customers eliminate inventory risks, delays, rework, and lost market opportunities while enabling them to better serve their customers.

Connected Strategy. Data I/O's connected strategy leverages network capable products to move the customer's intellectual property seamlessly and securely up and down the supply chain. Our connected strategy allows customers to connect engineering to manufacturing to end customers.

Business Restructuring. The economic slowdown continued in 2002 and significantly affected our business. During 2002, we continued the restructuring process from 2001 and recorded restructuring charges in the third and fourth quarter of 2002 of $497,000 and $135,000 respectively for a total of $632,000 associated with actions taken to reduce our breakeven point and realign Data I/O with our market opportunities. We required this operational repositioning because of the impact of the economic slowdown and the decline in capital spending across a high number of customer groups on general demand for programming equipment.

We reduced our quarterly breakeven point from approximately $7 million of net sales at the beginning of 2002 to approximately $5.7 million at the end of 2002. Most of these reductions were achieved by reducing our personnel from 155 at the beginning of 2002 to 125 at the end of 2002.

During 2001, we took a number of strategic restructuring actions to reduce our breakeven point. Repositioning included the following: a reduction in our global workforce from 224 at the start of the year to 155 at the end of 2001; discontinuance or reallocation of numerous projects and activities not essential to our long-term goals; streamlining activities to decrease discretionary marketing, distribution and promotional expenses, consolidation of numerous functions across the organization to create a team which was more productive and able to respond faster to global customer needs; and closure of a facility in Germany and moving its operations to other locations within Data I/O.

At December 31, 2002 all restructuring expenses associated with the activities detailed above were paid except for approximately $204,000, which was primarily associated with severance, facility, consulting and legal fees.

We believe that the progress made in these areas positions us for a successful turnaround and profitable operations if sales remain stable or improve. However, consistently profitable operations may not always be possible, nor is there any assurance that the turnaround efforts will be successful.

Industry Background

Data I/O operates in a niche of the electronics equipment industry that provides programming systems used to load specific data and design information into programmable devices. Companies that design and manufacture electronic products that utilize programmable devices purchase these systems from us. These companies, our primary customers, design and manufacture a broad range of electronic products for both consumer and industry use.

Programmable devices represent an over $10 billion segment of the semiconductor industry, and have grown more rapidly than the semiconductor industry as a whole in recent years. Programmable devices offer advantages to the electronic product designer allowing them to bring products to market more quickly and inexpensively than using fixed-function devices, and can offer the advantage of simpler rapid product upgrades. Programmable devices also offer attractive functionality to the user of the electronic product, such as storing personal information or customizing product functionality. As a result, use of programmable devices is growing rapidly in both high-volume consumer electronic products and more complex electronic systems.

Due to this growth, more than 100 vendors provide programmable devices offering thousands of different programmable devices on the market, developed by numerous device vendors. The technology trends driving the programmable device market result in a broad range of requirements for programming information into these devices. Programmable memory devices continue to have higher capacity and occupy smaller circuit board space. Programmable microcontroller devices are now more prevalent because semiconductor vendors are standardizing their manufacturing processes. These technology advances require advanced programming equipment.

Automated programming systems integrate programming and handling functions into one product for increasing handling and programming capacity. Quality conscious customers continue to drive this portion of our business, which includes high-volume manufacturing and high-volume programming center customers.

Products

In order to accommodate the expanding variety and quantities of programmable devices being manufactured today, Data I/O offers multiple solutions for the numerous types of devices used by our customers in the various market segments and applications. We work closely with major manufacturers of programmable devices to develop our products to meet the requirements of a particular device.

Data I/O's line of programming systems includes a broad range of products, systems, modules, and accessories, which we group into two general categories: automated programming systems and non-automated programming systems. We group automated programming systems into two categories: off-line and in-line. In addition, we provide device support and service on all of our products. Device support is a critical aspect of our business and consists of writing algorithms for devices and developing socket adapters to hold and connect to the device for programming.

Within the categories of automated and non-automated systems, Data I/O targets specific solutions at specific market segments. Data I/O optimizes the solution based on the customer's device, process and business needs. We think the market growth opportunity is not a relatively costly universal solution with very broad device support, but optimized systems focused on a narrower range of devices (such as flash devices) which provide customers with the economical programming solutions for high volumes of devices and lean processes. Our recent product introductions have focused on these growth markets and targeted their specific needs.

TaskLink(R) is our software platform that provides a common intuitive user interface and enhances the quality of the customer's programming process. As part of our core technology, TaskLink also supports Data I/O's connected strategy, allowing customers to connect engineering to manufacturing to end customers.

Automated Programming Systems

Data I/O provides our manufacturing and programming center customers with automated programming systems solutions that include robotic handlers, a variety of programmers, input and out media handling (such as tray stackers, tubes, loaders or taping), and marking solutions. Our ProLINE-RoadRunner is a unique and innovative in-line programming system with programming speed capability which outstretches the speed at which Flash devices can currently accept data. Many of our customers need to program flash devices in large quantities and very quickly. ProLINE-RoadRunner mounts directly onto the assembly machine in the production line (Siemens, Fuji, Universal and Assembleon machines, with a version for Panasonic machines nearly complete) and delivers programmed parts from reels of blank devices to the production line in a just-in-time fashion. Our ProLINE-RoadRunner eliminates production bottlenecks associated with high density flash devices, allowing last minute firmware changes and eliminating programmed part inventories, ultimately streamlining and reducing the customer's production and process costs. The ProLINE-RoadRunner enables customers to implement lean processes and is a key element to Data I/O's connected strategy, allowing customers and partners to more effectively manage their firmware supply chain. The ProLINE-RoadRunner currently retails from $85,000 to $135,000, depending on programming capacity. We continue to leverage our ProLINE-RoadRunner in our platform to reach a broader market. For example, our Infinity(TM) product uses multiple ProLINE-RoadRunners in an automated off-line system that yields incremental improvement in capacity and extremely high throughput for high volume manufacturers.

Data I/O's PS300 family of automated programming solutions offers highly flexible solutions for off-line batch programming. Data I/O can configure PS300 systems to support not only Flash devices, but also a wide variety of other devices, such as microcontrollers. These systems provide a number of marking, labeling, and input/output options. Most importantly, customers can make changeovers extremely fast. This feature allows the EMS or programming center customers to rapidly respond to diverse demands with very little downtime. Customers can optimize the PS300 family systems for any job to maximize throughput and, when combined with fast changeover times and high reliability, provide the highest levels of output during a production shift. Our latest product, the PS300-FC, integrates the same FlashCORE(TM) programmer we use in our ProLINE-RoadRunner and FlashPAK and builds on our connected strategy and common architecture. For smaller memory, microcontroller and logic devices, our ProMaster systems offer a cost-effective, high-yield automated solution. Prices for our off-line systems range from $50,000 to $500,000, with an average configuration costing between $200,000-$300,000.

Non-Automated Programming Systems

Our line of non-automated programming systems provides solutions for both engineering and low to medium-volume manufacturing customers. Non-automated programming systems require a user to physically handle the devices being programmed. These types of programmers are also sometimes referred to as "manual" or "desktop" programmers. We now have three families of non-automated programmers: the Sprint, UniSystem and FlashPAK.

Engineering customers typically use single-site programming systems during the prototype phase of a new design, and may purchase inexpensive systems for limited device needs or more expensive systems to support more complex devices or a large variety of device types. Single-site programming systems can perform programming on only one programmable device at a time.

Data I/O offers a range of high quality, universal single socket manual programming solutions through our UniSystem family of programming systems. The UniSite and 3980 xpi programming systems offer the highest levels of signal integrity which ensure the highest programming standards. Popular in military, aerospace, telecommunications and other mission critical applications, the systems range from $7,000 to $25,000.

For more cost constrained or higher volume applications, the Sprint family of products offers excellent value for the money and versatility. The Sprint Quad and Octal programming systems offer 4 and 8 socket universal programming configurations for the higher volume applications. These two families of products range in price from under $1,000 to $16,000 for the multiple socket solutions.

Our newest programmer, the FlashPAK, leverages the high-speed proprietary FlashCORE programming technology in the ProLINE-RoadRunner system. We believe FlashPAK, priced at $6,000, is the world's fastest programming architecture, limited today only by the speed at which Flash devices can accept data. FlashPAK is another key element of Data I/O's connected strategy providing OEMs and new product introduction facilities with a high performance Flash programming system that can be used to validate designs before moving down the firmware supply chain. For manufacturing applications, the FlashPAK, a high speed, multi-socket, small footprint desktop solution, provides manual programming operations with the highest level of flexibility at the lowest cost per part. Manufacturers that use manual programming because of lower labor costs in areas like Asia find FlashPAK an attractive solution.

Data I/O supports and completes our product offering with a full range of software and device update products and worldwide service and repair capability.

Customers

Data I/O sells our products to customers worldwide in a broad range of industries, including wireless handset and other telecommunication companies, consumer electronics, computers, test and measurement, medical, transportation, military, aerospace, electronic contract manufacturing, and semiconductors. These customers either design and/or manufacture electronic products that incorporate programmable devices or provide device programming services. During 2002, we sold products to over 2,500 customers throughout the world, none of whom accounted for 10% or more of our net sales.

Programmable device consumption continues to grow as more and more electronic product manufacturers take advantage of the flexibility and cost effectiveness of programmable memory, microcontroller and logic devices. Electronic products today utilize programmable technology in one form or another, from microcontrolled home appliance devices to set top boxes and wireless devices, which use increasingly vast amounts of memory for Internet connectivity and new leading edge features. Therefore, our customers come from virtually all industries manufacturing electronic products, and include the consumer electronic products, cell phone, personal data assistants ("PDAs") and other wireless device manufacturers, home entertainment product sectors, aerospace and military applications, the personal computer ("PC") and PC peripheral industry and automotive electronics.

Flash memory growth. The Flash memory customer segment is experiencing some of the most impressive growth of all programmable devices. As cell phones, PDAs, games consoles, set top boxes and other consumer devices become more capable, powerful and compact, the demand for Flash units and megabytes continues to grow.

Microcontroller growth. As the demand for smarter electronic devices increases, demand for greater numbers of microcontroller devices increases. Many household appliances today contain a microcontroller to control the critical functions of the product and provide new features. Examples of these appliances include toasters, refrigerators, garage door openers and even thermostats. This growth creates new market opportunities for us. In addition, the number of microcontrollers in automotive electronic applications is growing rapidly, with some cars having as many as 60 or more microcontrollers that control functions from airbag and ABS systems to air conditioning, information centers and entertainment and communication systems. We are also targeting the automotive segment as a critical and growing target segment for our solutions.

Geographic Markets and Distribution

Data I/O markets and sells our products through a combination of direct sales, internal telesales, and indirect sales representatives and distributors. We continually evaluate our sales channels against our evolving markets and customers.

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives, and a direct telesales organization. Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by Data I/O. Sales of our semiconductor programming equipment products requiring installation by us that is other than perfunctory are recorded when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. We recognize revenue from other product sales at the time of shipment. We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period. Net Sales in the United States for 2002, 2001, and 2000 were $8,347,000, $9,526,000 and
$15,588,000 respectively.

Foreign Sales

Foreign sales represented approximately 64% of net sales of our programming systems in each of 2002, 2001 and 2000 (see Note 15 of "Notes to Consolidated Financial Statements"). We make foreign sales through our wholly-owned subsidiaries in Germany, China and Canada, as well as through independent distributors and sales representatives located in 35 other countries. We record sales made through foreign subsidiaries requiring installation by Data I/O that is other than perfunctory when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. We recognize revenue from other product sales at the time of shipment. We record revenue from the sale of service and update contracts as deferred revenue and recognize it on a straight-line basis over the contractual period. Our independent foreign distributors purchase Data I/O products in U.S. Dollars for resale and we recognize the sale at the time of shipment to the distributor. As with U.S. sales representatives, sales made by international sales representatives are on an agency basis with shipments made directly to the customer by us. We recognize sales, denominated in U.S. Dollars, upon shipment, if installation is perfunctory or does not need to be performed by us, or when the equipment is installed at the end-user's site, if installation is more than perfunctory and is to be performed by us, or in the case where acceptance is required, upon acceptance.

Net foreign sales for 2002,  2001, and 2000 were  $14,491,000,  $17,300,000  and
$27,321,000 respectively. We determine total foreign sales by the international geographic area into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives' customers. Foreign sales do not include transfers between Data I/O and our foreign subsidiaries. Export sales are subject to U.S. Department of Commerce regulations. We have not, however, experienced any difficulties to date as a result of these requirements.

Fluctuating exchange rates and other factors beyond our control, such as international monetary stability, tariff and trade policies, and U.S. and foreign tax and economic policies, affect the level and profitability of foreign sales. We cannot predict the effect of such factors on our business.

Competition

The competition in the programming systems market is highly fragmented with a large number of smaller organizations offering inexpensive solutions. We estimate that prior to the past couple years the total number of programming systems sold each year has been less than $150 million, with Data I/O capturing an estimated 20 to 25% of the global market. Over the last two years, we believe the amount has declined by about 50% and that Data I/O has gained market share versus our significant competitors.

Competitive  factors  often  include  prices,   features,   device  support  and
programming speed, as the programming process impacts more on the major manufacturers' total production process. However, competitive factors are changing. The added value for customers is becoming the whole product solution that fits the customer's required process. As an example, ProLINE-RoadRunner offers a unique solution which best addresses the customer's process needs in high volume Flash applications. To this extent, the value proposition of this specific programming solution is very different from traditional solutions.

Therefore, addressing customers' process needs is critical to increasing the opportunity for programming solutions beyond the current amount in this market niche. We have prepared an estimate that customers are spending between $1 to $2 billion a year on programming memory, microcontroller and logic devices and much of this programming is achieved through the use of the customers' test equipment offered by companies like Agilent and Teradyne or homegrown solutions for specific markets like automotive. The main competitive solution in the programmable market is, therefore, the in-house solution, and the opportunity exists to substitute customers' solutions with more economical and more easily maintainable solutions to solve the problems which traditional programmers do not address. Boundary scan tools also fall into this category, although still a very small market with a number of small companies participating who principally focus on test solutions. A number of companies are part of a trend towards using in-system programming, which Data I/O does not currently address but continues to evaluate.

Manufacturing, Raw Materials, and Backlog

Data I/O performs primarily assembly and testing of our products at our principal facility in Redmond, Washington and we outsource our circuit board manufacturing and fabrication. We use a combination of standard components, proprietary custom ICs and fabricated parts manufactured to Data I/O specifications. An outside supplier located in Germany manufactures our Sprint non-automated programming systems. Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer subassemblies, custom ICs, hybrid circuits and connectors, are purchased from single sources. We believe that additional sources can be developed for present single-source components without significant difficulties in obtaining supplies. We cannot be sure that single-source components will always continue to be readily available. If we cannot develop alternative sources for these components, or if we experience deterioration in relationship with these suppliers, there may be delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty except for contracts calling for custom configuration. To date, such cancellations have not had a material effect on our sales volume. To meet customers' delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders. Most orders are scheduled for delivery within 1 to 60 days after receipt of the order. Our backlog of pending orders was approximately $1.3 million, $1.9 million and $3.0 million as of December 31, 2002, December 31, 2001 and December 28, 2000, respectively. The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

Research and Development

Data I/O believes that continued investment in research and development is critical to our future success. We continue to develop new technologies and products and significant enhancements of existing products. Future growth is to a large extent dependent upon the timely development and introduction of new products and algorithm development for the latest programmable devices. We are currently focusing our research and development efforts in our strategic growth markets, namely new programming technology and automated handling systems for the manufacturing environment, including NAND FLASH support, Microcontroller support for FlashCORE and additional platforms and improvements for ProLINE-RoadRunner. We continue to also focus on increasing our capacity and responsiveness for new device support requests from customers and programmable IC manufacturers by revising and enhancing our internal processes and tools. During this past year, our research and development resulted in improvements and extensions of ProLINE-RoadRunner, PS300, XPI and FlashPAK.

During 2002, 2001 and 2000, we made expenditures for research and development of $5,331,000, $6,740,000, and $8,716,000, respectively, representing 23.3%, 25.1%
and 20.3% of net sales, respectively. Research and development costs are expensed as incurred.

Patents, Copyrights, Trademarks, and Licenses

Intellectual property rights applicable to various Data I/O products include patents, copyrights, trade secrets and trademarks. Data I/O also relies on patents, copyrights, trade secrets and trademarks to protect our intellectual property, as well as product development and marketing skill to establish and protect our market position. We also grew our patent portfolio over the past few years as we developed strategic technologies like the ProLINE-RoadRunner and FlashCORE that are critical to our connected strategy.

We attempt to protect our rights in proprietary software products, including TaskLink and other software products, by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in our licenses, and by requiring our employees  to execute  non-disclosure  agreements.  Our  software  products  are typically shipped in sealed packages, or on CDs, on which notices are prominently displayed informing the end-user that, by breaking the seal of the packaging, or installing the software, the end-user agrees to be bound by the license agreement contained in the package or product. The license agreement includes limitations on the end-user's authorized use of the product, as well as restrictions on disclosure and transferability. The legal and practical enforceability and extent of liability for violations of license agreements that purport to become effective upon opening of a sealed package or installation of the product are unclear. We are not aware of any situation where a license agreement restricting an end-user's authorized use of a licensed product resulted in enforcement action. Our software products are not normally sold separately from sales of programming systems. However, on those occasions where software is sold separately, revenue is recognized when a sales agreement exists, when delivery has occurred, when the fee is fixed or determinable, and when collectibility is probable.

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, portions of our products might possibly infringe upon existing patents or copyrights, and we may, therefore, be required to obtain licenses or discontinue the use of the infringing technology. We believe that any exposure we may have regarding possible infringement claims is a reasonable business risk similar to that assumed by other companies in the electronic equipment and software industries. However, any claim of infringement, with or without merit, could be costly and a diversion of management's attention, and an adverse determination could adversely affect our reputation, preclude us from offering certain products, and subject us to substantial liability.

Employees

As of December 31, 2002, we had 125 employees, of which 28 were located outside the U.S. We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand. Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry. None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable.

Environmental Compliance

Our facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment. Compliance with environmental laws has not had, nor is it expected to have, a material effect on our capital expenditures, financial position, results of operations or competitive position.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 21, 2003:

    Name                      Age          Position

    Frederick R. Hume         60           President and Chief Executive Officer

    Joel S. Hatlen            44           Vice President
                                           Chief Financial Officer
                                           Secretary and Treasurer

Frederick R. Hume joined Data I/O as President and Chief Executive Officer in February 1999. He was appointed to the Board of Directors of Data I/O in January 1999. From 1988 until his retirement in 1998, Mr. Hume served as Vice President and General Manager of Keithley Instruments in Cleveland, Ohio. From 1972 to 1988, he held various management positions at Fluke Corporation, including Group Vice President for Manufacturing and Research and Development.

Joel S. Hatlen joined Data I/O in September 1991 as a Senior Tax Accountant and became Tax Manager in December 1992. He was promoted to Corporate Controller in December 1993. In February 1997, he became Chief Accounting Officer and Corporate Controller. In January 1998, he was promoted to Vice President of Finance and Chief Financial Officer, Secretary and Treasurer. From September 1981 until joining Data I/O, Mr. Hatlen was employed by Ernst & Young LLP, where his most recent position was Senior Manager.

Cautionary Factors That May Affect Future Results

Data I/O's disclosure and analysis in this Annual Report contains some forward-looking statements. Forward-looking statements include our current expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. In particular, these include statements relating to future action, prospective products, new technologies, future performance or results of current and anticipated products, sales efforts, expenses, outsourcing of functions, outcome of contingencies, and financial results.

Any or all of the forward-looking statements in this Annual Report or in any other public statement made may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or known or unknown risks and uncertainties can affect these forward-looking statements. Many factors -- for example, product competition and product development -- will be important in determining future results. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of this forward-looking statements. Actual future results may materially vary.

We undertake no obligation to publicly update any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events or otherwise. The reader should not place undue reliance on such forward-looking statements. The reader is advised, however, to consult any future disclosures Data I/O makes on related subjects in our 10-Q, 8-K and 10-K reports to the SEC and press releases. Also, note that Data I/O provides the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause Data I/O's actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect Data I/O. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

RISK FACTORS

Development, Introduction and Shipment of New Products

Data I/O currently is developing new engineering and automated programming systems. Significant technological, supplier, manufacturing or other problems may delay the development, introduction or production of these products.

For example, we may encounter these problems:

o technical problems in the development of a new programming system platform or the robotics for new automated handing systems

o     inability to hire qualified personnel

o delays or failures to perform by third parties involved in our development projects

Delays in the development, completion and shipment of new products, or failure of customers to accept new products, may result in a decline in sales in 2003.

Variability in Quarterly Operating Results

Data I/O's operating results tend to vary from quarter to quarter. Our revenue in each quarter substantially depends upon orders received within that quarter. Conversely, our expenditures are based on investment plans and estimates of future revenues. We may, therefore, be unable to quickly reduce our spending if our revenues decline in a given quarter. As a result, operating results for that quarter will suffer. Our results of operations for any one quarter are not necessarily indicative of results for any future periods.

Other factors, which may cause our quarterly operating results to fluctuate, include:

o       increased competition

o       timing of new product announcements

o       product releases and pricing changes by us or our competitors

o       market acceptance or delays in the introduction of new products

o       production constraints

o       labor or material shortages

o       the timing of significant orders

o       war or terrorism

o       customers' budgets

o       adverse movements in exchange rates, interest rates or tax rates

o       cyclical nature of demand for our customers' products

o       general economic conditions in the countries where we sell products

Due to all of the foregoing factors, it is possible that in some future quarters, our operating results will be below expectations of analysts and investors.

Rapid Technological Change

Product technology in Data I/O's industry evolves rapidly, making timely product innovation essential to success in the marketplace. Introducing products with improved technologies or features may render our existing products obsolete and unmarketable. Technological advances that may negatively impact our business include:

o new device package types, densities, and technologies requiring hardware and software changes in order to be programmed by our products

o electronics equipment manufacturing practices, such as widespread use of in-circuit programming

o customer software platform preferences different from those on which our products operate

o more rigid industry standards, which would decrease the value-added element of our products and support services

If we cannot develop products in a timely manner in response to industry changes, or if our products do not perform well, our business and financial condition will be adversely affected. Also, our new products may contain defects or errors that give rise to product liability claims against us or cause our products to fail to gain market acceptance. Our future success depends on our ability to successfully compete with other technology firms in attracting and retaining key technical personnel.

Economic and Market Conditions

Our business is highly impacted by capital spending plans and other economic cycles that affect the users and manufacturers of ICs. These industries are highly cyclical and are characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. As we experienced in 2002, our operations may in the future reflect substantial fluctuations from period-to-period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. These factors could have a material adverse effect on our business and financial condition.

History of Losses

We have incurred net losses in each of our last three fiscal years. We have decreased our operating expenses in recent periods through the restructuring plans that we initiated during our prior fiscal year. We will continue to examine our level of operating expense based upon our projected revenues. Any planned increases in operating expenses may result in larger losses in future periods if projected revenues are not achieved. As a result, we may need to generate greater revenues than we have recently to achieve and maintain profitability. However, we cannot provide assurance that our revenues will increase and our strategy may not be successful resulting in future losses.

Affects of Restructuring Activities

Beginning in the prior fiscal year and continuing in the past fiscal year, we reduced our workforce from 224 to 125 employees. There have been and may continue to be substantial costs associated with this workforce reduction related to severance and other employee-related costs and our restructuring plan may yield unanticipated consequences, such as increased burden on our administrative, operational, and financial resources and has increased the responsibilities for our management personnel. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities.

In addition, many of the employees that were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Further, the reduction in workforce may reduce employee morale and may create concern among current and potential employees about job security at Data I/O, which may lead to difficulty in hiring and retaining employees, and divert management's attention. In addition, the headcount reductions may subject us to the risk of litigation, which could result in substantial cost. Any failure by us to properly manage this rapid change in workforce could impair our ability to efficiently manage our business, to maintain and develop important relationships with third-parties, and to attract and retain customers. It could also cause us to incur higher operating cost and delays in the execution of our business plan or in the reporting or tracking of our financial results.

Need for Additional Funding

Our past revenues have been and our future revenues may continue to be insufficient to support the expense of our operations and any expansion of our business. We may therefore need additional equity or debt capital to finance our operations. If we are unable to generate sufficient cash flows from operations or to obtain funds through additional debt or equity financing, we may have to reduce some or all of our development and sales and marketing efforts and limit the expansion of our business.

We believe our existing cash and cash equivalents will be sufficient to meet our working capital requirements for at least the next twelve months. Thereafter, depending on the development of our business, we may need to raise additional cash for working capital or other expenses. We may also encounter opportunities for acquisitions or other business initiatives that require significant cash commitments, or unanticipated problems or expenses that could result in a requirement for additional cash before that time.

Therefore, we may seek additional funding through public or private debt or equity financing or from other sources. We have no commitments for additional financing, and we may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our Common Stock and may dilute your ownership interest.

Competition

Technological advances have reduced the barriers of entry into the programming systems markets. We expect competition to increase from both established and emerging companies. If we fail to compete successfully against current and future sources of competition, our profitability and financial performance will be adversely impacted.

Dependence on IC Manufacturers

We work  closely  with  most  semiconductor  manufacturers  to  ensure  that our programming systems comply with their requirements. In addition, many semiconductor manufacturers recommend our programming systems for use by users of their programmable devices. These working relationships enable us to keep our programming systems product line up to date and provide end-users with broad and current programmable device support. Our business may be adversely affected if our relationships with semiconductor manufactures deteriorate.

Dependence on Suppliers

Certain parts used in our products are currently available from either a single supplier or from a limited number of suppliers. If we cannot develop alternative sources of these components, if sales of parts are discontinued by the supplier or we experience deterioration in our relationship with these suppliers, there may be delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

Because we rely on a small number of suppliers for certain parts, we are subject to possible price increases by these suppliers. Also, we may be unable to accurately forecast our production schedule. If we underestimate our production schedule, suppliers may be unable to meet our demand for components. This delay in the supply of key components may materially adversely affect our business. Over estimation of demand will lead to excess inventories that may become obsolete.

The non-automated programming system products we acquired when we acquired SMS in November 1998 are currently manufactured to our specifications by a third-party foreign contract manufacturer. We may not be able to obtain a sufficient quantity of these products if and when needed, which may result in lost sales.

Reliance on Third-Party Distribution Channels

Data I/O has an internal sales force and also utilizes third-party representatives, and distributors. Therefore, the financial stability of these distributors is important. Highly skilled professional engineers use most of our products. To be effective, third-party distributors must possess significant technical, marketing and sales resources and must devote their resources to sales efforts, customer education, training and support. These required qualities limit the number of potential third-party distributors. Our business will suffer if we cannot attract and retain a sufficient number of qualified third-party distributors to market our products.

International Operations

International sales represented 64% of our net revenue for the fiscal year ended December 31, 2002. We expect that international sales will continue to be a significant portion of our net revenue. International sales may fluctuate due to various factors, including:

o       migration of manufacturing to low cost geographies

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

o       fluctuations in foreign currency exchange rates

o       impact of the Euro

o       compliance with applicable export licensing requirements

o       product safety and other certification requirements

o       political and economic instability

The European Community and European Free Trade Association have established certain electronic emission and product safety requirements ("CE"). Although our products currently meet these requirements, failure to obtain either a CE certification or a waiver for any product may prevent us from marketing that product in Europe.

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

o       failing to successfully integrate the acquired products

o lack of acceptance of the acquired products by our sales channels or customers

o       entering markets where we have no or limited prior experience

o       potential loss of key employees of the acquired company

o       additional burden of support for an acquired programmer architecture

Future acquisitions may also impact Data I/O's financial position. For example, we may use significant cash or incur additional debt, which would weaken our balance sheet. We may also capitalize goodwill and intangible assets acquired, the impairment of which would reduce our profitability. We cannot guarantee that future acquisitions will improve our business or operating results.

Dependence on Key Personnel

Refer to the section captioned "Employees" above.

Potential Volatility of Stock Price

The stock prices of technology companies tend to fluctuate significantly, and many experienced significant reductions in value during 2002. We believe factors such as announcements of new products by us or our competitors and quarterly variations in financial results may cause the market price of Data I/O's Common Stock to fluctuate substantially. In addition, overall volatility in the stock market, particularly in the technology company sector, is often unrelated to the operating performance of companies. If these market fluctuations continue in the future, they may adversely affect the price of Data I/O's Common Stock.

Item 2.  Properties

In May 1997, Data I/O completed the sale of the land and building comprising our Redmond, Washington corporate headquarters and it is currently leasing the 96,000 square foot building on a 10-year leaseback agreement with an option to renew the lease for an additional 10 years. This lease required base annual rental payments in 2002 of approximately $1,084,000. See Note 6 of "Notes to Consolidated Financial Statements." As part of our 1999 restructuring plan implementation, we vacated one floor of the leased Redmond facility (approximately 25,000 square feet) and sublet the majority of this space for a period of 28 months beginning January 1, 2000, at a rate of approximately $33,000 per month through April 2002. The sublease terminated in June 2002. We have not been successful in subleasing this space and believe the market for this space is currently quite limited.

In addition to the Redmond facility, approximately 9,000 square feet is leased at five foreign locations, including our Canadian sales and service office located in Mississauga, Ontario, German sales, service and engineering operations located in Munich, Germany, and three sales and service offices in China.

Item 3.  Legal Proceedings

As of the date of this Annual Report, Data I/O is not a party to any legal proceedings, the adverse outcome of which in management's opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position. From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 4.  Submission of Matters to a Vote of Shareholders

No matters were submitted for a vote of shareholders of Data I/O during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II


Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
Matters

The following table shows, for the periods indicated, the high and low bid information for Data I/O's common stock as reported by the NASDAQ National Market tier of The NASDAQ Stock Market (NASDAQ symbol is DAIO). Effective December 31, 2002 Data I/O transferred to the NASDAQ SmallCap Market.

             Period                                     High          Low

2002         Fourth Quarter                             $1.45        $0.60
             Third Quarter                               1.55         0.41
             Second Quarter                              1.75         0.86
             First Quarter                               2.00         1.20

2001         Fourth Quarter                             $2.11        $1.30
             Third Quarter                               2.81         1.50
             Second Quarter                              2.84         1.50
             First Quarter                               3.81         1.50

The approximate number of shareholders of record as of March 21, 2003 was 761.

Except for a special cash dividend of $4.15 per share paid on March 8, 1989, Data I/O has not paid cash dividends on our common stock and does not anticipate paying regular cash dividends in the foreseeable future.

No shares of unregistered securities were made by Data I/O during the period ended December 31, 2002.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2002. See Notes 11 and 12 of "Notes to Consolidated Financial Statements."


                                     (a) Number of securities       (b) Weighted-average      (c) Number of securities remaining
                                      to be issued upon the          exercise price of         available for future issuance under
                                      exercise of outstanding        outstanding options,      equity compensation plans (excluding
                                      options, warrants and          warrants and rights       securities reflected in column (a)
                                      rights

Equity compensation plans
approved by the security
holders (1) (3)                              1,247,000                      $2.35                             678,070

Equity   compensation   plans  not
approved by the  security
holders (2)                                     10,000                      $5.19                                0


(1) Represents shares of Data I/O's Common Stock issuable pursuant to our 2000 Stock Incentive Compensation Plan, 1986 Stock Option Plan, 1992 Employee Stock Purchase Plan, and Director Fee Plan.
(2) Director option grant represents a one-time option grant to Directors in May 1998 prior to shareholder approval of an option plan covering Directors.
(3) Stock Appreciation Rights Plan ("SAR") provides that directors, executive officers or holders of 10% or more of Data I/O's Common Stock have an accompanying SAR with respect to each exercisable option. While the plan has been approved by the security holders, no amounts are included in columns a,b or c relating to the SAR.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Data I/O adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB
101) in the fourth quarter of fiscal year 2000, effective beginning of the first quarter of fiscal year 2000. The pro forma information in the table below reflects the adoption of SAB 101. Historical results are not necessarily indicative of future results.

                                                                                        Year Ended
-------------------------------------------------------------------------------------------------------------------------------
                                                               Dec. 31,      Dec. 31,      Dec. 28,      Dec. 30,    Dec. 31,
(in thousands, except employee and per share data)               2002          2001          2000         1999        1998
-------------------------------------------------------------------------------------------------------------------------------

For The Year:
     Net sales                                                   $22,838       $26,826       $42,909      $34,113      $35,338
     Cost of goods sold                                           11,556        15,078        22,760       17,948       24,933
                                                             ------------------------------------------------------------------
     Gross margin                                                 11,282        11,748        20,149       16,165       10,405
     Research and development                                      5,331         6,740         8,716        8,403        9,109
     Selling, general and administrative                           8,254         9,707        10,616       11,022       14,386
     Write-off acquired in-process R&D (1)                             -             -             -            -        1,959
     Net provision for business restructuring (2)                    632         1,211          (255)        (215)       4,370
                                                             ------------------------------------------------------------------
     Operating income (loss)                                      (2,935)       (5,910)        1,072       (3,045)     (19,419)
     Non-operating income (loss)                                    (232)          124           876        1,920          952
                                                             ------------------------------------------------------------------

     Income (loss) from continuing operations before income
        taxes and cumulative effect of accounting change          (3,167)       (5,786)        1,948       (1,125)     (18,467)
     Income tax (expense) benefit                                     61          (224)          (36)         (55)         (58)
                                                             ------------------------------------------------------------------
     Income (loss) from continuing operations, before
           cumulative effect of accounting                        (3,106)       (6,010)        1,912       (1,180)     (18,525)
     change
     Income from discontinued operations (4)                           -             -            90          831          894
     Cumulative effect of accounting change (3)                        -             -        (2,531)           -            -
                                                             ------------------------------------------------------------------
     Net income (loss)                                           ($3,106)      ($6,010)        ($529)       ($349)    ($17,631)
     Pro forma net income (loss)                                       -             -             -      ($2,880)    ($17,631)
     --------------------------------------------------------------------------------------------------------------------------

At Year-end:
     Working capital                                              $9,125       $12,010       $16,792      $16,179      $15,084
     Total assets                                                $16,367       $20,340       $28,746      $30,050      $40,089
     Total debt                                                        -             -             -            -         $564
     Stockholders' equity                                         $9,284       $12,154       $18,039      $18,058      $18,909
     Number of employees from continuing operations                  125           155           224          199          270
-------------------------------------------------------------------------------------------------------------------------------

Common Stock Data (3):
     Basic earnings per share:
        From continuing operations, after taxes, before
           cumulative effect of accounting change                 ($0.40)       ($0.79)        $0.26       ($0.16)      ($2.59)
        Net income (loss)                                         ($0.40)       ($0.79)       ($0.07)      ($0.05)      ($2.46)
        Pro forma net income (loss)                                    -             -             -       ($0.40)      ($2.46)
     Diluted earnings per share:
          From continuing operations, after taxes, before
              cumulative effect of accounting change              ($0.40)       ($0.79)        $0.26       ($0.16)      ($2.59)
         Net income (loss)                                        ($0.40)       ($0.79)       ($0.07)      ($0.05)      ($2.46)
         Pro forma net income (loss)                                   -             -             -       ($0.40)      ($2.46)
     Book value per share at year-end                              $1.20         $1.59         $2.41        $2.48        $2.63
     Shares outstanding at year-end                                7,768         7,614         7,495        7,290        7,187
     Weighted-average basic shares outstanding                     7,704         7,572         7,405        7,254        7,154
     Weighted-average diluted shares outstanding                   7,704         7,572         7,405        7,254        7,154
-------------------------------------------------------------------------------------------------------------------------------

Key Ratios:
     Current ratio                                                  2.6           2.9           2.9          2.7          1.8
     Gross margin to sales                                         49.4%         43.8%         47.0%        47.4%        29.4%
     Operating income (loss) to sales                             (12.9%)       (22.0%)         2.5%        (8.9%)      (54.9%)
     Income (loss) from continuing operations to sales            (13.6%)       (22.4%)         4.5%        (3.5%)      (52.4%)
     Return on average stockholders' equity                       (22.7%)       (39.8%)        10.6%        (6.3%)      (63.5%)
-------------------------------------------------------------------------------------------------------------------------------

Footnotes:
(1) For further discussion, see Note 8 of "Notes to Consolidated Financial Statements."
(2) For further discussion, see Note 2 of "Notes to Consolidated Financial Statements."
(3) For further discussion, see Note 1 of "Notes to Consolidated Financial Statements."
(4) Discontinued operations are amounts that relate to the divestitures of the Synario and Reel Tech Divisions that took place in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking. In particular, statements herein regarding industry prospects and trends; future results of operations or financial position; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Data I/O is under no duty to update any of these forward-looking statements after the date of this Annual Report. The Reader should not place undue reliance on these forward-looking statements. The following discussions and the section entitled "Business - Cautionary Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

BUSINESS RESTRUCTURING PROGRESS

During 2002, we continued the restructuring process from 2001 and recorded restructuring charges in the third and fourth quarter of 2002 of $497,000 and $135,000 respectively for a total of $632,000 associated with actions taken to reduce our breakeven point and realign Data I/O with our growth activities. We required this operational repositioning because of the impact of the economic slowdown and the decline in capital spending across a high number of customer groups on general demand for programming equipment.

We reduced our quarterly breakeven point from approximately $7 million of net sales at the beginning of 2002 to approximately $5.7 million at the end of 2002. Most of these reductions were achieved by reducing our personnel from 155 at the beginning of 2002 to 125 at the end of 2002.

During 2001, we took a number of strategic restructuring actions to reduce our breakeven point. Repositioning included the following: a reduction in our global workforce from 224 at the start of the year to 155 at the end of 2001; discontinuance or reallocation of numerous projects and activities not essential to our long-term goals; streamlining activities to decrease discretionary marketing, distribution and promotional expenses, consolidation of numerous functions across the organization to create a team which was more productive and able to respond faster to global customer needs; and closure of a facility in Germany and moving our operations to other locations within Data I/O.

At December 31, 2002 all restructuring expenses associated with the activities detailed above were paid except for approximately $204,000, which was primarily associated with severance, facility and consulting and legal fees.

We believe that the progress made in these areas positions us for a successful turnaround and profitable operations. However, consistently profitable operations may not always be possible, nor is there any assurance that the turnaround efforts will be successful.

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, Data I/O evaluates our estimates, including those related to sales returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring charges, contingencies such as litigation, and contract terms that have multiple elements and other complexities typical in the telecommunications equipment industry. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Data I/O believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition: Sales of our semiconductor programming equipment products requiring installation by us that is other than perfunctory are recorded when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. We recognize revenue from other product sales at the time of shipment. We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period, which is typically one year. We establish a reserve for sales returns based on historical trends in product returns and estimates for new items. If the actual future returns differ from historical levels, our revenue could be adversely affected.

Allowance for Doubtful Accounts: We base the allowance for doubtful accounts receivable on our assessment of the collectibility of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

Inventory Provisions: We base inventory purchases and commitments upon future demand forecasts and historic usage. If there is a significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, Data I/O may be required to increase our inventory provision adjustments and our gross margin could be adversely affected.

Warranty Accruals: Data I/O accrues for warranty costs based on the expected material and labor costs to fulfill our warranty obligations. If we experience an increase in warranty claims, which are higher than our historical experience, our gross margin could be adversely affected.

Results of Continuing Operations

Net Sales

(in thousands)
Net sales by product line:                       2002             Change            2001           Change          2000
-----------------------------------------------------------------------------------------------------------------------------

Non-automated programming systems              $11,532            (2.4%)          $11,821         (33.1%)       $17,672
Automated programming systems                   11,306           (24.7%)           15,005         (40.5%)        25,237
                                           ------------------                 -----------------               ---------------
Totals                                         $22,838           (14.9%)          $26,826         (37.5%)       $42,909
                                           ==================                 =================               ===============

Net sales by location:
  United States                                 $8,347           (12.4%)           $9,526         (38.9%)       $15,588
      % of total                                 36.5%                              35.5%                         36.3%
  International                                $14,491           (16.2%)          $17,300         (36.7%)       $27,321
      % of total                                 63.5%                              64.5%                         63.7%
-----------------------------------------------------------------------------------------------------------------------------

2002 vs. 2001
Data I/O sales declined for the year 2002 compared to 2001. However, for the third and fourth quarters of 2002, sales increased over the same quarters in 2001. The overall decline is attributed to the continued economic downturn, especially in capital spending. Sales declined in all product categories, but the declines were offset in part by increased sales from our ProLine-RoadRunner and new FlashPAK product lines. Sales declined in both in the US and international markets with the Americas and Europe declining the most. We see a continuing trend in migration of customers moving manufacturing operations to low-cost geographies, thereby increasing international sales opportunities. The weakened US dollar, especially compared to the Euro, is expected to assist in export sales as foreign currencies have more buying power.

We are continuing our connected strategy and transition to a common programming architecture, which resulted in the new FlashPAK and PS 300 FlashCORE. In 2002, we also introduced ProLINE Infinity, ProLINE-RoadRunner Variable Capacity Options, TF-20 Tray Feeder System, and High Insertion Socket Adapters. We expect these products to increase revenues, however, partially offsetting this is the trend of declining sales of our older product lines. Subsequent to year-end, ICE Technology, who licensed our distribution of a low cost programmer line, ceased business. In 2002, sales related to these products were approximately $250,000. We are attempting to sell off our remaining inventory and are offering our other programmers as substitute products.

2001 vs. 2000
Data I/O experienced a decline in revenues in each of the last three quarters of 2001 versus 2000. The decline was a significant reduction in orders for both our automated and non-automated programming equipment. We believe this to be due to the general economic slowing in the wireless communications industry, among contract manufacturers and in other sectors of the electronics industry. We experienced a decline in revenues in both the US and international markets.

Gross Margin

 (in thousands)                       2002             Change              2001              Change              2000
-----------------------------------------------------------------------------------------------------------------------------

Gross margin                        $11,282            (4.0%)            $11,748            (41.7%)            $20,149
 Percentage of net sales              49.4%                                43.8%                                 47.0%
-----------------------------------------------------------------------------------------------------------------------------

2002 vs. 2001
Gross margin decreased in dollars due primarily to the decline in sales volume. Gross margin increased as a percentage of sales primarily due to the savings from the restructuring and implementation of cost reductions, as well as lower inventory reserve and warranty charges. The product mix shift towards additional ProLINE-RoadRunner and related aftermarket products also improved the gross margin as a percentage of sales.

The restructuring efforts lowered our breakeven point by bringing cost and operation expenditures, primarily personnel reductions, in line with the revenue levels we are experiencing. We expect these efforts and cost reductions, combined with the expected stability or growth in revenues, to result in improved gross margin percentages over what have been experienced during the past three years.

2001 vs. 2000
Gross margins decreased sharply from 2000 to 2001. Data I/O experienced a decrease in both gross margin dollars and gross margin percentage. The drop in gross margin dollars was roughly in proportion to the decline in revenue dollars. By implementing cost reductions and three restructuring activities during 2001, Data I/O limited the reduction in gross margin percentage to 3.2%.

Research and Development

 (in thousands)                       2002             Change              2001              Change              2000
-----------------------------------------------------------------------------------------------------------------------------
 Research and development            $5,331            (20.9%)            $6,740            (22.7%)             $8,716
 Percentage of net sales              23.3%                                25.1%                                 20.3%
-----------------------------------------------------------------------------------------------------------------------------

2002 vs. 2001
Research and development ("R&D") spending for 2002 as compared to 2001 declined both in dollars and as a percentage of sales. This was due primarily to the lower headcount related to our restructuring actions over the past two years. During 2002, Data I/O's R&D focused on the new FlashPAK gang programming system and PS300 FlashCORE automated programming system which integrated the programming architecture first introduced in the ProLINE-RoadRunner. We also released the following new products: ProLine Infinity, a ProLine-RoadRunner utilizing an automated handler; ProLINE-RoadRunner Variable Capacity Options; TF-20 Tray Feeder System; and High Insertion Socket Adapters.

2001 vs. 2000
While reducing the R&D expenditures by nearly $2 million from the prior year, R&D spending increased as a percentage of net sales by 4.8%. Significant spending reductions occurred in salaries and benefits as a result of the restructuring and cost control efforts.

We believe it is essential to invest in R&D to significantly enhance our existing products and to create new products as markets develop and technologies change. We are focusing our R&D efforts in our strategic growth markets, namely new programming technology and automated programming systems for the manufacturing environment, particularly extending the capabilities and support for our FlashCORE architecture and versions of the ProLine-RoadRunner.

Selling, General and Administrative

(in thousands)                                  2002           Change            2001           Change           2000
----------------------------------------------------------------------------------------------------------------------------

 Selling, general and administrative           $8,254          (15.0%)          $9,707          (8.6%)          $10,616
 Percentage of net sales                        36.1%                            36.2%                            24.7%
----------------------------------------------------------------------------------------------------------------------------

2002 vs. 2001
Selling, General and Administrative ("SG&A") spending decreased by $1.5 million in 2002 versus the prior year due primarily to the restructuring actions. We reduced our expense by lowering our bad debts reserve due to collection of accounts receivable, incurring less retirement plan costs and lower commissions, partially offsetting these reductions were higher rent and insurance costs.

2001 vs. 2000
SG&A spending decreased by $909,000 in 2001 versus the prior year due primarily to the restructuring actions and reduced marketing expenses. We increased our direct sales force and decreased our dependence on outside sales rep firms to sell our products.

Interest

 (in thousands)                                 2002           Change            2001           Change           2000
----------------------------------------------------------------------------------------------------------------------------

 Interest income                                $87             (63.6%)          $239            (49.3%)         $471
 Interest expense                              ($18)             12.54%          ($16)           (36.0%)         ($25)
----------------------------------------------------------------------------------------------------------------------------

2002 vs. 2001
Interest income for 2002 decreased as compared to 2001 primarily due to the reduction in interest rates that occurred during 2002 and 2001.

2001 vs. 2000
Interest income for 2001 decreased as compared to 2000 primarily due to the reduction in cash, cash equivalents and marketable securities as well as the reduction in interest rates, which occurred during 2001.

Income Taxes

 (in thousands)                                 2002                             2001                            2000
----------------------------------------------------------------------------------------------------------------------------
 Income tax expense(benefit)                   ($61)                             $224                             $36
----------------------------------------------------------------------------------------------------------------------------

2002 vs. 2001 and 2001 vs. 2000
Income tax expense in all years relates entirely to foreign income taxes. For financial reporting purposes, Data I/O established tax valuation reserves against our deferred tax assets because of the uncertainty relating to the realization of such asset values. We had valuation allowances of $10.1 million at December 31, 2002 compared to $9.0 million at December 31, 2001 and $7.0 million at December 28, 2000.

Inflation and Changes in Foreign Currency Exchange Rates

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary's local currency and translated into U.S. Dollar amounts at average rates of exchange during the year. We recognized foreign currency transaction losses of $150,000 and $222,000 in 2002 and 2001 respectively. The transaction losses resulted primarily from sales by our German subsidiary to our main customers, which were invoiced in US dollars. We hedge our foreign currency exposure on sales of inventory and certain loans to our foreign subsidiaries through the use of foreign exchange contracts. See Note 1 of "Notes to Consolidated Financial Statements."

Financial Condition

Liquidity and Capital Resources

 (in thousands)                                  2002            Change          2001            Change           2000
----------------------------------------------------------------------------------------------------------------------------

 Working capital                                $9,125          $(2,885)        $12,010          ($4,782)        $16,792
----------------------------------------------------------------------------------------------------------------------------

In 2002, cash and marketable securities declined by $433,000 comprising a portion of the working capital used to fund our loss in 2002. Inventories decreased by $1.9 million primarily due to lower sales volumes, aggressive measures undertaken during the year to reduce inventory levels, and reduced incoming purchased components and the implementation of lean manufacturing techniques. Accounts Receivable decreased by $1.4 million due to increased collection efforts and settlement of a former distributor receivable. The decreases in accounts payable and accrued expenses reflect the reduced volume of business and lower monthly operating costs from the restructure.

We estimate that capital expenditures for property, plant and equipment during 2003 will be between $500,000 and $1.0 million. Although we expect that such expenditures will be made, we had no significant outstanding purchase commitments at December 31, 2002. Such expenditures are expected to be funded from existing and internally generated funds or may be leased. We established a foreign line of credit for 50,000 Euros in February 2002.

As a result of our significant product development, customer support, and selling and marketing efforts, Data I/O has required substantial working capital to fund our operations. We restructured our operations to lower our costs and operating expenditures to lower our breakeven point, preserve our cash position and return to profitable operations. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least December 31, 2003. Any substantial inability to achieve the current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing to enable us to continue operations through December 31, 2003.

Commitments

Data I/O has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more are as follows for the year ending December 31(in thousands):

                     2003                    $1,345
                     2004                     1,321
                     2005                     1,274
                     2006                     1,182
                     2007                       493
                                         --------------
                     Total                   $5,615
                                         ==============

Share Repurchase Program

Under a previously announced share repurchase program, Data I/O is authorized to repurchase up to 1,123,800 shares (approximately 14.8%) of our outstanding common stock. We may execute these purchases through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and we may commence or discontinue at any time. As of December 31, 2002, Data I/O has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. Data I/O has not repurchased shares under this plan since the second quarter of 1997 although it still has the authority to do so.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement 143, Accounting for Asset Retirement Obligations (SFAS 143). This statement requires entities to record a liability for the estimated retirement and removal costs of assets used in their business. The liability should be recorded at its fair value, with a corresponding asset that should be depreciated over the remaining useful life of the long-lived asset to which the liability relates. Period expenses will also be recognized for changes in the original value of the liability as a result of the passage of time and revisions in the undiscounted cash flows required to satisfy the obligation. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. Data I/O is currently assessing and quantifying the asset retirement obligations associated with our long-lived assets and estimates that the impact on future annual net income will not be material due to the long period over which the costs will be depreciated.

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. Statement No. 145 rescinds Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. While we have no current debt outstanding, we are evaluating the requirements and impact of this statement on our operations and financial position.

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities we initiate after that date.

In December 2002, the FASB issued Statement 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. We do not plan a change to the fair value based method of accounting for stock-based employee compensation and have included the disclosure requirements of SFAS 148 in the accompanying financial statements.

In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of
Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Data I/O previously did not record a liability when guaranteeing obligations unless it became probable that we would have to perform under the guarantee. FIN 45 applies prospectively to guarantees we issue or modify subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. Data I/O has historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on our 2003 financial statements. Disclosures required by FIN 45 are included in the accompanying financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. Data I/O has not determined the effect of adoption of EITF 00-21 on our financial statements or the method of adoption it will use.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

With respect to our foreign currency exchange rate risk, we currently use only foreign currency hedge derivative instruments, which, at a given date, are not material. However, Data I/O is exposed to interest rate risks. We generally invest in high-grade commercial paper with original maturity dates of twelve months or less and conservative money market funds to minimize our exposure to interest rate risk on our marketable securities, which are classified as available-for-sale as of December 31, 2002 and December 31, 2001. We believe that the market risk arising from holdings of these financial instruments is not material.

The table below provides information about our marketable securities, including principal cash flows and the related weighted average interest rates (in thousands):

                                                                 Estimated Fair                             Estimated Fair
                                              Principal             Value at            Principal              Value at
                                              Cash Flows          December 31,          Cash Flows           December 31,
                                               For 2003               2002               For 2002                2001
                                            --------------     -------------------   ---------------      -----------------

     Corporate bonds                            $  734                  $ 734            $ 1,534                  $ 1,534
                                                2.936%                                    3.319%


     Euro-dollar bonds                             342                    342                399                      399
                                                2.100%                                    3.520%

     Taxable Auction Securities                      -                      -                800                      800
                                                                                          2.231%

     Asset Backed Securities                         -                      -                503                      503
                                                                                          2.521%
                                           ---------------     -------------------   ---------------     ------------------

     Total portfolio value                      $1,076                 $1,076             $3,236                   $3,236

Item 8. Financial Statements and Supplementary Data

See pages 23 through 39.

--------------------------------------------------------------------------------

REPORT OF GRANT THORNTON LLP INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

--------------------------------------------------------------------------------

To the Board of Directors and Stockholders
Data I/O Corporation

We have audited the accompanying consolidated balance sheets of Data I/O Corporation as of December 31, 2002 and December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that the Company plans and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data I/O Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the years ended December 31, 2002 and 2001. In our opinion, the schedule when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information therein.

//S//GRANT THORNTON LLP

Seattle, Washington
February 3, 2003

--------------------------------------------------------------------------------

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

--------------------------------------------------------------------------------

To the Board of Directors and Stockholders
Data I/O Corporation

We have audited the accompanying statements of operations, stockholders' equity, and cash flows of Data I/O Corporation for the year ended December 28, 2000. Our audit also includes the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Data I/O Corporation for the year ended December 28, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule when considered in relation to the basic financial statements, taken as a whole, presents fairly, in all material respects the information therein.

As discussed in Note 1 to the consolidated financial statements, in 2000 the Company changed its method of accounting for revenue recognition in accordance with guidance provided in SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

//S// Ernst & Young LLP
Seattle, Washington
February 7, 2001

--------------------------------------------------------------------------------

                            REPORT OF MANAGEMENT

--------------------------------------------------------------------------------

The Management of Data I/O Corporation is responsible for the preparation and integrity of Data I/O's consolidated financial statements and related information that appears in this Annual Report on Form 10-K. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present Data I/O's financial condition and results of its operations, in conformity with accounting principles generally accepted in the United States of America. Management has included in Data I/O's financial statements, amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

Data I/O maintains a system of internal control, which is designed to safeguard Data I/O's assets and ensure that transactions are recorded in accordance with Company policies.

The Board of Directors of Data I/O has an Audit Committee composed of non-management Directors. The Committee meets with financial management and the independent auditors to review internal accounting controls and accounting, auditing and financial reporting matters.

//S//Frederick R. Hume                                  //S//Joel S. Hatlen
FREDERICK R. HUME                                       Joel S. Hatlen
President and Chief Executive Officer                   Vice President
                                                        Chief Financial Officer
                                                        Secretary and Treasurer

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------------------
                                                                                       Dec.31,                   Dec. 31,
                                                                                        2002                      2001
--------------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $ 4,383                  $  2,656
     Marketable securities                                                              1,076                     3,236
     Trade accounts receivable, net of allowance for
        doubtful accounts of $187 and $372                                              4,328                     5,666
     Inventories                                                                        4,476                     6,388
     Other current assets                                                                 509                       485
                                                                                  -------------           -------------
        TOTAL CURRENT ASSETS                                                           14,772                    18,431

Property, plant and equipment - net                                                     1,508                     1,741
Other assets                                                                               87                       168
                                                                                  -------------           -------------

        TOTAL ASSETS                                                                  $16,367                   $20,340
                                                                                  =============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                  $1,200                    $1,599
     Accrued compensation                                                                 826                       848
     Deferred revenue                                                                   1,613                     1,686
     Other accrued liabilities                                                          1,510                     1,871
     Accrued costs of business restructuring                                              204                        88
     Income taxes payable                                                                 294                       329
                                                                                   -------------          -------------
        TOTAL CURRENT LIABILITIES                                                       5,647                     6,421

Deferred gain on sale of property                                                       1,435                     1,765
                                                                                   -------------          -------------
                                                                                        7,082                     8,186

COMMITMENTS
                                                                                            -                         -

STOCKHOLDERS' EQUITY
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                                        -                         -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,767,630
           and 7,613,754 shares                                                        18,638                   18,500
     Retained deficit                                                                  (9,279)                  (6,173)
     Accumulated other comprehensive  loss                                                (74)                    (173)
                                                                                   -------------          -------------
        TOTAL STOCKHOLDERS' EQUITY                                                      9,285                   12,154
                                                                                   -------------          -------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $16,367                  $20,340
                                                                                   =============          =============

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------------------

                                                                              Dec. 31,            Dec. 31,            Dec. 28,
For the years ended                                                             2002                2001               2000
--------------------------------------------------------------------------------------------------------------------------------

(in thousands, except per share data)

Net sales                                                                       $22,838             $26,826            $42,909
Cost of goods sold                                                               11,556              15,078             22,760
                                                                             -----------         -----------       ------------
      Gross margin                                                              11,282              11,748             20,149
                                                                             -----------         -----------       ------------

Operating expenses:
      Research and development                                                    5,331               6,740              8,716
      Selling, general and administrative                                         8,254               9,707             10,616
      Net provision (reversal) for business restructuring                           632               1,211               (255)
                                                                             -----------         -----------       ------------
         Total operating expenses                                                14,217              17,658             19,077
                                                                             -----------         -----------       ------------

         Operating income (loss)                                                 (2,935)             (5,910)             1,072

Non-operating income (expense):
      Interest income                                                                87                 239                471
      Interest expense                                                              (18)                (16)               (25)
      Foreign currency exchange                                                    (301)                (99)               430
                                                                             ------------        -----------       ------------
         Total non-operating income (loss)                                         (232)                124                876
                                                                             ------------        -----------       ------------

Income (loss) from continuing operations before income taxes and
       cumulative effect of accounting change                                    (3,167)             (5,786)             1,948
Income tax (expense) benefit                                                         61                (224)               (36)
                                                                             -----------         -----------       ------------
Income (loss) from continuing operations before discontinued
        operations and cumulative effect of accounting change                    (3,106)             (6,010)             1,912
Discontinued operations, net of income taxes:
      Income from operations, net of income tax                                       -                   -                 90
Cumulative effect of accounting change, net of income tax                             -                   -             (2,531)
                                                                             -----------         ------------       ------------
Net  loss                                                                       ($3,106)            ($6,010)             ($529)
                                                                             ===========         ============       ============

Basic and diluted earnings (loss) per share:
      From continuing operations                                                 ($0.40)             ($0.79)             $0.26
      From discontinued operations                                                    -                   -               0.01
      From cumulative effect of accounting change                                     -                   -              (0.34)
                                                                             -----------         ------------       ------------
          Basic and diluted loss per share                                       ($0.40)             ($0.79)            ($0.07)
                                                                             ===========         ============       ============

Weighted-average basic and diluted shares outstanding                             7,704               7,572              7,405

See notes to consolidated financial statements

                              DATA I/O CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------------

                                                                                Dec. 31,            Dec. 31,          Dec. 28,
For the years ended                                                              2002                2001              2000
---------------------------------------------------------------------------------------------------------------------------------
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss) from continuing operations                                  $(3,106)            ($6,010)            $1,912
     Adjustments to reconcile income (loss) from continuing
       operations to net cash provided by (used in) operating activities:
       Depreciation and amortization                                             1,018               2,206              2,074
       Write off of assets                                                          11                  18                  -
       Amortization of deferred gain on sale                                      (330)               (329)              (331)
       Net change in:
          Trade accounts receivable                                              1,395               4,961             (5,079)
          Inventories                                                            1,902               2,778             (2,929)
          Recoverable income taxes                                                   1                  91                114
          Other current assets                                                     (19)                (48)               101
          Accrued cost of business restructuring                                   114                 (29)              (376)
          Accounts payable and accrued liabilities                                (859)             (1,212)              (589)
          Deferred revenue                                                         (70)               (951)                11
                                                                            ----------------    ---------------    --------------
     Cash provided by (used in) operating activities of continuing                  57               1,475             (5,092)
     operations
     Cash provided by operating activities of discontinued operations                -                   -                 90
     Cash used in cumulative effect of change in accounting principle                -                   -             (2,531)
                                                                            ----------------    ---------------    --------------

          Net cash provided by (used in) operating activities                       57               1,475             (7,533)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                   (726)               (785)            (1,111)
     Purchases of available-for-sale securities                                   (630)             (4,335)            (2,346)
     Proceeds from maturities of available-for-sale securities                   2,789               3,041             10,019
                                                                            ----------------    ---------------    --------------
       Cash provided by (used in) investing activities                           1,433              (2,079)             6,562

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                                          130                 209                171
     Proceeds from exercise of stock options                                         8                   -                308
                                                                            ----------------    ---------------    --------------
       Cash provided by financing activities                                       138                 209                479
                                                                            ----------------    ---------------    --------------
Increase(decrease) in cash and cash equivalents                                  1,628                (395)              (492)

Effects of exchange rate changes on cash                                            99                 (82)                28
Cash and cash equivalents at beginning of year                                   2,656               3,133              3,597
                                                                            ----------------    ---------------    --------------
Cash and cash equivalents at end of year                                        $4,383            $  2,656           $  3,133
                                                                            ================    ===============    ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest                                                                        $ 18        $      16         $       25
     Income taxes                                                                    $(61)        $    172         $       41


See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                          Accumulated
                                                                         Retained            Other                   Total
                                                Common Stock             Earnings        Comprehensive           Stockholders'
                                           ------------------------
                                             Shares        Amount        (Deficit)       Income (Loss)              Equity
                                           -----------    ---------      ----------     -----------------     --------------------

(in thousands, except share data)

Balance at December 31, 1999                7,290,165      $17,813           $366             $(121)                 $18,058

Stock options exercised                        93,612          288              -                 -                      288
Issuance of stock through
      Director Fee Plan                        14,228           20              -                 -                       20
Issuance of stock through
      Employee Stock Purchase Plan             96,537          171              -                 -                      171
Comprehensive loss:
      Net loss                                      -            -           (529)                -                     (529)
      Translation adjustment                        -            -              -                28                       28
      Unrealized gain on
         marketable securities                      -            -              -                 3                        3
                                                                                                              --------------------
Total comprehensive loss                                                                                                (498)
                                                                                                              --------------------
                                           -----------    ---------      ----------     -----------------     --------------------
Balance at December 28, 2000                7,494,542       18,292           (163)               (90)                 18,039

Issuance of stock through
      Employee Stock Purchase Plan            119,212          208              -                  -                     208
Comprehensive loss:
      Net loss                                      -            -         (6,010)                 -                  (6,010)
      Translation adjustment                        -            -              -                (82)                    (82)
      Unrealized gain on marketable                 -            -              -                 (1)                     (1)
         securities
                                                                                                              --------------------
Total comprehensive loss                                                                                              (6,093)
                                           -----------    ---------      ----------     -----------------     --------------------
Balance at December 31, 2001                7,613,754       18,500         (6,173)              (173)                 12,154

Stock options exercised                         5,000            8              -                  -                       8
Issuance of stock through
      Employee Stock Purchase Plan            148,876          130              -                  -                     130
Comprehensive loss:
      Net loss                                      -            -         (3,106)                 -                  (3,106)
      Translation adjustment                        -            -              -                 99                      99

                                                                                                              --------------------
Total comprehensive loss                                                                                               (3007)
                                                                                                              --------------------
                                           -----------    ---------      ----------     -----------------     --------------------
Balance at December 31, 2002                7,767,630      $18,638        ($9,279)              ($74)                 $9,285
                                           ===========    =========      ==========     =================     ====================

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Data I/O(R) Corporation ("Data I/O") designs, manufactures, and sells programming systems used by designers and manufacturers of electronic products. Our programming system products are used to program integrated circuits ("ICs" or "devices" or "semiconductors") with the specific unique data necessary for the ICs contained in various products, and are an important tool for the electronics industry experiencing growing use of programmable ICs. Customers for our programming system products are located around the world, primarily in the United States, Europe and the Far East. Our manufacturing operations are currently located in the United States. An outside supplier located in Germany currently manufactures our Sprint non-automated programming system.

As a result of our significant product development, customer support, and selling and marketing efforts in a period of weak capital spending, Data I/O has required substantial working capital to fund our operations. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least December 31, 2003. Any substantial inability to achieve the current business plan could have a material adverse impact on our financial position, liquidity, or result of operations and may require us to reduce expenditures and/or seek additional financing to enable us to continue operations through December 31, 2003.

Principles of Consolidation

The  consolidated   financial  statements  include  the  accounts  of  Data  I/O
Corporation and our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reporting Period

In 2001, Data I/O converted to reporting on a calendar year-end basis. Results of operations for 2000 are for a fifty-two week period. The first quarter of 2001 covered the period December 29, 2000 to March 31, 2001.

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

Stock-Based Compensation

Data I/O has stock-based employee compensation plans that are described more fully in Note 12. Data I/O applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our plans. Stock expense in 2002, 2001, and 2000 would have been the result of options issued with an exercise price below the underlying stock's market price. The following table illustrates the effect on net loss and loss per share if Data I/O had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, using the assumptions described in Note 12, to our stock-based employee plans.

Data I/O's pro forma information follows (in thousands, except per share data):

                                                                                    Year Ended December
                                                                      -------------------------------------------------
                                                                           2002            2001             2000
                                                                      ---------------  ----------------  --------------

           Net  loss - as reported                                       ($3,106)        ($6,010)          ($529)

           Deduct:  Total stock-based employee compensation expense
           determined under fair value based method for awards
           granted, modified, or settled, net of related tax effects
                                                                            (392)           (440)           (673)
                                                                      ---------------  --------------  ----------------
           Net loss - pro forma                                          ($3,498)        ($6,450)        ($1,202)
                                                                      ===============  ==============  ================

           Basic and diluted loss per share - as reported                 ($0.40)         ($0.79)         ($0.07)
           Basic and diluted loss per share - pro forma                   ($0.45)         ($0.85)         ($0.16)


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

In an effort to minimize the effect of exchange rate fluctuations on the results of our operations, Data I/O hedges portions of our foreign currency exposure through the use of forward exchange contracts, none of which are speculative. At December 31, 2002, we had a notional value of approximately $1,300,000 in three foreign exchange contracts outstanding, the fair value of which was a liability of $96,000. The contract terms are 75-90 days. The hedges are perfectly effective, as currency, settlement date and amount of the underlying receivables and of the forward contracts coincide, and as spot rates are the same for both the hedge and the hedged item.

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments with maturities of three months or less at date of purchase.

Marketable Securities

Data I/O generally invests in debt securities with original maturities of twelve months or less and money market funds, all of which are classified as available-for-sale and recorded at fair value, as defined below. We record unrealized holding gains and losses, net of any tax effect, as a component of accumulated other comprehensive income (loss) within stockholders' equity. We report interest earned in non-operating income as interest income. Marketable securities are classified in the balance sheet as current and noncurrent based on maturity dates and our expectation of sales and redemptions in the following year.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, marketable securities and forward exchange contracts approximates fair value. The fair value of Data I/O's marketable securities is based upon the quoted market price on the last business day of the fiscal year plus accrued interest, if any.

Accounts Receivable

The majority of Data I/O's accounts receivable is due from companies in the electronics manufacturing industries. Credit is extended based on an evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. Data I/O determines our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Data I/O's previous loss history, the customer's current ability to pay our obligation to Data I/O, and the condition of the general economy and the industry as a whole. Data I/O writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest is allowed to accrue, according to our standard sales terms, beginning on the day after the due date of the receivable. However, interest income is subsequently recognized on these accounts only to the extent cash is received, or when the future collection of interest and the receivable balance is considered probable by management.

Inventories

Inventories are stated at the lower of cost or market with cost being the currently adjusted standard cost, which approximates cost on a first-in, first-out basis.

Property, Plant and Equipment

Property, plant and equipment, including leasehold improvements, are stated at cost and depreciation is calculated over the estimated useful lives of the related assets or lease terms on the straight-line basis. We depreciate substantially all manufacturing and office equipment over periods of three to seven years. We depreciate leasehold improvements over the remaining portion of the lease, or over the expected life of the asset if less than the remaining term of the lease.

Long lived and other assets are evaluated on an annual basis for impairment. In this connection, we reviewed the expected cash flows to be generated by the Sprint product line to determine that they are adequate compared to the remaining net book value of long lived assets from the SMS acquisition.

Revenue Recognition

Sales of Data I/O's semiconductor programming equipment products requiring installation by us that is other than perfunctory are recorded when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. We recognize revenue from other product sales at the time of shipment. We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period.

Data I/O previously recognized revenue from product sales at the time of shipment, or at customer acceptance, if an acceptance clause was specified in the sales terms. Effective December 31, 1999, we changed our method of accounting for product sales requiring Company installation, when installation is other than perfunctory, to recognize such revenues when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. We believe the change in accounting principle is preferable based on guidance provided in SEC Staff
Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. This change in accounting principle did not impact taxes, as all affected jurisdictions had net operating loss carryforwards.

Data I/O's software products are not normally sold separately from sales of programming systems. However, on those occasions where we sell software separately, we recognize revenue when a sales agreement exists, when delivery has occurred, when the fee is fixed or determinable, and when collectibility is probable.

Research and Development

Research and development costs are expensed as incurred.

Advertising Expense

Data I/O expenses advertising costs as incurred. Total advertising expenses related to continuing operations were $468,000, $487,000, and $904,000 in 2002, 2001, and 2000, respectively.

Warranty Expense

Data I/O records a liability for an estimate of costs that it expects to incur under our basic limited warranty when product revenue is recognized. Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. We periodically assess the adequacy of our warranty liability based on changes in these factors. Data I/O normally warrants our products against defects for periods ranging from ninety days to one year. The FlashPAK which we recently introduced, carries a three-year warranty on some components. We provide currently for the estimated cost that may be incurred under our product warranties. Data I/O records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts. Service costs are expensed as incurred.

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

Earnings per share as presented on the statement of operations exclude employee stock options that were antidilutive of 1,141,412, 1,115,508 and 1,128,750 in 2002, 2001 and 2000, respectively.

Diversification of Credit Risk

Financial instruments, which potentially subject Data I/O to concentrations of credit risk, consist primarily of trade receivables. Our cash, cash equivalents and marketable securities consist of high quality financial instruments. Our trade receivables are geographically dispersed and include customers in many different industries. We believe that any risk of loss is significantly reduced due to the diversity of our end-customers and geographic sales areas. We perform on-going credit evaluations of our customers' financial condition and require collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

Derivatives

Data I/O accounts for our derivatives using SFAS No. 133, Accounting for Derivatives and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value.

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All of our hedging instruments are fair value hedges. Generally, these contracts have maturities less than one year and require us to exchange foreign currencies for U.S. dollars at maturity. The fair value of the open hedge contracts as of December 31, 2002 is a liability of $96,000 and is included in accounts payable on the balance sheet.

Data I/O does not hold or issue derivative financial instruments for trading purposes. The purpose of our hedging activities is to reduce the risk that the valuation of the underlying assets, liabilities and firm commitments will be adversely affected by changes in exchange rates. Our derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. We are exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts. However, we have entered into these instruments with creditworthy financial institutions and consider the risk of nonperformance remote.

New Accounting Pronouncements

In June 2001, the FASB issued Statement 143, Accounting for Asset Retirement Obligations (SFAS 143). This statement requires entities to record a liability for the estimated retirement and removal costs of assets used in their business. The liability should be recorded at its fair value, with a corresponding asset that should be depreciated over the remaining useful life of the long-lived asset to which the liability relates. Period expenses will also be recognized for changes in the original value of the liability as a result of the passage of time and revisions in the undiscounted cash flows required to satisfy the obligation. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. Data I/O is currently assessing and quantifying the asset retirement obligations associated with our long-lived assets and estimates that the impact on future annual net income will not be material due to the long period over which the costs will be depreciated.

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," on April 30, 2002. Statement No. 145 rescinds Statement No.4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. While we have no current debt outstanding, we are currently evaluating the requirements and impact of this statement on our operations and financial position.

In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires entities to recognize costs associated with exit or disposal activities when liabilities are incurred rather than when the entity commits to an exit or disposal plan, as currently required. Examples of costs covered by this guidance include one-time employee termination benefits, costs to terminate contracts other than capital leases, costs to consolidate facilities or relocate employees, and certain other exit or disposal activities. This statement is effective for fiscal years beginning after December 31, 2002, and will impact any exit or disposal activities we initiate after that date.

In December 2002, the FASB issued Statement 148 (SFAS 148), Accounting for Stock-Based Compensation -- Transition and Disclosure: an amendment of FASB Statement 123 (SFAS 123), to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. We do not plan a change to the fair value based method of accounting for stock-based employee compensation and have included the disclosures required by SFAS 148 in the accompanying financial statements.

In November 2002, FASB Interpretation 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of
Others (FIN 45), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Data I/O previously did not record a liability when guaranteeing obligations unless it became probable that we would have to perform under the guarantee. FIN 45 applies prospectively to guarantees we issue or modify subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. Data I/O has historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on our 2003 financial statements. Disclosures required by FIN 45 are included in the accompanying financial statements.

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. Data I/O has not determined the effect of adoption of EITF 00-21 on our financial statements or the method of adoption it will use.

NOTE 2 - PROVISION FOR BUSINESS RESTRUCTURING

The economic slowdown continued in 2002 and significantly affected our business. During 2002, we continued the restructuring process from 2001 and recorded restructuring charges in the third and fourth quarter of 2002 of $497,000 and $135,000 respectively for a total of $632,000 associated with actions taken to reduce our breakeven point and realign Data I/O with our market opportunities. We required this operational repositioning because of the impact of the economic slowdown and the decline in capital spending across a high number of customer groups on general demand for programming equipment.

We reduced our quarterly breakeven point from approximately $7 million of net sales at the beginning of 2002 to approximately $5.7 million at the end of 2002. Most of these reductions were achieved by reducing our personnel from 155 at the beginning of 2002 to 125 at the end of 2002.

During 2001, we took a number of strategic restructuring actions to reduce our breakeven point. Repositioning included the following: a reduction in our global workforce from 224 at the start of the year to 155 at the end of 2001; discontinuance or reallocation of numerous projects and activities not essential to our long-term goals; streamlining activities to decrease discretionary marketing, distribution and promotional expenses, consolidation of numerous functions across the organization to create a team which was more productive and able to respond faster to global customer needs; and closure of a facility in Germany and moving our operations to other locations within Data I/O.

At December 31, 2002 all restructuring expenses associated with the activities detailed above had been paid except approximately $204,000, which was primarily associated with severance, facility, consulting and legal fees.

An analysis of the restructuring is as follows (in thousands):

                                               2001          Reserve                            2002           Reserve
                               2001         Payments/      Balance at          2002          Payments/        Balance at
 Description                 Expenses      Write-offs    Dec. 31, 2001       Expenses        Write-offs     Dec. 31, 2002
 -----------------         -------------  -------------  ---------------  --------------   --------------  ---------------

 Downsizing U.S.
 Operations:
    Employee severance        $ 729          $ 725               $ 4           $556             $391             $169

    Redmond facility
       consolidation             (5)            56                46             10               46               10

    Consulting and legal
       expenses                  71             52                19             58               52               25

    Downsizing Foreign
       Operations               416            407                19              8               27                -
                          -------------  -------------  ---------------  ---------------   ---------------  ---------------
 Total                       $1,211         $1,240               $88           $632             $516             $204
                         ==============  =============  ===============  ===============   ===============  ===============


NOTE 3 - MARKETABLE SECURITIES

The estimated fair value of marketable securities consisted of the following (in thousands):

                                                                           Dec. 31,             Dec. 31,
                                                                             2002                2001
                                                                        -------------      -------------

            Corporate bonds                                                 $  734            $ 1,534
            Medium- and short-term notes                                         -                  -
            Euro-dollar bonds                                                  342                399
            Taxable auction securities                                           -                800
            Asset backed securities                                              -                503
                                                                        -------------      -------------
                                                                            $1,076             $3,236
                                                                        =============      =============

At December 31, 2002, cost approximated market value for Data I/O's portfolio of marketable securities and there were no significant unrealized gains or losses. The maturity for all marketable securities held at December 31, 2002 is within calendar year 2003. The cost of securities sold is determined by the specific identification method.

NOTE 4 - ACCOUNTS RECEIVABLE

Receivables consist of the following (in thousands):

                                                                           Dec. 31,              Dec. 31,
                                                                             2002                 2001
                                                                      ---------------      ----------------

             Trade receivables                                              $4,436              $5,937
             Other                                                              79                 101
                                                                      -----------------    ----------------
                         Total                                               4,515               6,038
             Less allowance for doubtful receivables                           187                 372
                                                                      -----------------    ----------------
                         Net receivables                                    $4,328              $5,666
                                                                      =================    ================

Trade receivables relate to sales of parts, for which credit is extended based on the customer's credit history. Other receivables represent amounts due for subcontracting work performed for others.

Changes in Data I/O's allowance for doubtful accounts are as follows (in thousands):
                                        Dec. 31,             Dec. 31,
                                          2002                 2001
                                   ----------------     -----------------

 Beginning balance                        $372                 $350
   Bad debt expense (reversal)            (162)                  64
   Accounts written-off                    (37)                 (42)
   Recoveries                               14                    -
                                   ----------------     -----------------
 Ending balance                           $187                 $372
                                   ================     =================

NOTE 5 - INVENTORIES

Net inventories consisted of the following components (in thousands):

                                         Dec. 31,             Dec. 31,
                                           2002                 2001
                                  ------------------   -------------------

   Raw material                          $2,308                $3,588
   Work-in-process                          875                 1,354
   Finished goods                         1,293                 1,446
                                  ------------------   -------------------
                                         $4,476                $6,388
                                  ==================   ===================


Reserves for excess and obsolete inventory are $3,267,000 and $2,469,000 at December 31, 2002 and December 31, 2001, respectively. Freight expense for incoming raw materials and freight out for product shipments is charged to cost of goods sold.

Certain parts used in Data I/O's products are currently available from either a single supplier or from a limited number of suppliers. If we cannot develop alternative sources for these components, or if we experience deterioration in our relationship with these suppliers, there may be delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

Because Data I/O relies on a small number of suppliers for certain parts, we are subject to possible price increases by these suppliers. Also, we may be unable to accurately forecast our production schedule. If we underestimate our production schedule, suppliers may be unable to meet our demand for components. This delay in the supply of key components may materially adversely affect our business.

The non-automated programming system products we acquired when we purchased SMS in November 1998 are currently manufactured to our specifications by a third-party contract manufacturer. We may not be able to obtain a sufficient quantity of these products when needed, which may result in lost sales.

NOTE 6 - SALE - LEASEBACK

In May 1997, Data I/O completed the sale of the land and building comprising our Redmond, Washington, corporate headquarters. The sale includes a 10-year leaseback of the building to Data I/O. The sale represented an overall pre-tax gain to Data I/O of $5.6 million. Of this amount, we recognized $2.3 million in 1997, with the remainder being amortized over the life of the lease.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):


                                             Dec. 31,             Dec. 31,
                                               2002                 2001
                                         --------------     --------------

   Leasehold  improvements                  $   239              $   229
   Equipment                                 12,132               12,188
                                          --------------      --------------

                                             12,371               12,417
   Less accumulated depreciation             10,863               10,676
                                          --------------      --------------

   Property, plant and equipment - net      $ 1,508              $ 1,741
                                          ==============      ==============


Total depreciation recorded for 2002, 2001, and 2000 was $670,000, $940,000, $1,036,000, respectively.

NOTE 8 - OTHER ASSETS

Other assets consisted of the following components (in thousands):


                                           Dec. 31,             Dec. 31,
                                             2002                 2001
                                          --------------     --------------

   Long-term lease deposits                 $   66               $   66
   Investment in product lines: SMS          3,272                3,272
                                          --------------     --------------
                                             3,338                3,338
   Less accumulated amortization             3,251                3,170
                                          --------------     --------------

          Other assets - net                $   87               $  168
                                          ==============     ==============

Total amortization recorded for 2002, 2001, and 2000 was $81,000, $969,000, $1,038,000, respectively.

Investment in Product Lines: SMS

In November 1998, Data I/O acquired SMS Holding GmbH. In related transactions, we acquired a license to the technology, manufacturing and worldwide distribution rights to Unmanned Solutions' AH 400 robotic handler, which is used in the fine pitch automated programming system, now the PS300 product family. Of the total acquisition costs of these transactions, approximately $3.3 million of developed technology and other various intangible assets are reported as Other Assets in the accompanying balance sheets and are being amortized ratably over the economic life of the specific assets acquired (three to five years). The net book value of the assets capitalized in Other Assets related to this acquisition is $59,000, $102,000 and $1.2 million at December 31, 2002, 2001 and December 28, 2000, respectively. As part of the SMS acquisition $1.9 million was recorded as an expense for in-process research and development in 1998.

NOTE 9 - WARRANTY

The changes in Data I/O's product warranty liability are as follows (in thousands):

                                         December 31,          December 31,
                                             2002                 2001
                                     ------------------    -----------------

   Liability, beginning of year              $578                  $671
   Net expense, accrual revisions
   and warranty claims                        (59)                  (93)
                                     ------------------    -----------------
   Liability, end of year                    $519                  $578
                                     ==================    =================

NOTE 10 - COMMITMENTS

Data I/O has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more are as follows for the year ending December 31(in thousands):

                        2003                   $1,345
                        2004                    1,321
                        2005                    1,274
                        2006                    1,182
                        2007                      493
                                           --------------
                        Total                  $5,615
                                           ==============

Lease and rental  expense was  $1,387,000,  $1,342,000,  and $1,348,000 in 2002,
2001, and 2000 respectively. Data I/O has renewal options on substantially all of our major leases. The initial lease on the Redmond facility expires on December 31, 2006. So long as we are not in material default of the terms of the lease nor has there been a material adverse change in the financial condition of Data I/O, then we have the option to extend the lease for an additional five years on the same terms as the balance of the lease, except the rent shall be at the then prevailing fair market rental rate. We will also have the right for a second five-year extension by giving written notice at least six months prior to the end of the first extension.

As part of our restructuring plan implementation, Data I/O vacated one floor of our leased Redmond facility (approximately 25,000 square feet) and has sublet the majority of this space for a period of 28 months beginning January 1, 2000. This sublease ended in June 2002. We have not been successful in subleasing this space since June 2002 and believe the market for this space is currently quite limited.

NOTE 11 - STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2002, there were 1,614,623 shares of common stock reserved for issuance of which 473,211 shares are available for future grant under Data I/O's employee stock option plans. Pursuant to these plans, options are granted to our officers and key employees with exercise prices equal to the fair market value of the common stock at the date of grant and generally vest over four years. Certain options granted during 1998 and 1999 vest over two years. Options granted under the plans generally have a maximum term of six years from the date of grant, except for certain options granted in January 1999 which have a maximum term of ten years. On May 15, 2002, Data I/O's shareholders approved an amendment to the Data I/O Corporation 2000 Stock Incentive Compensation Plan increasing the number of shares reserved for issuance under the 2000 Plan by an additional 200,000 shares of common stock.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, eligible employees may purchase shares of Data I/O's common stock at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 2002, 2001 and 2000, a total of 148,876, 119,212, and 96,537 shares, respectively, were purchased under the plan at average prices of $0.87, $1.66, and $1.78 per share, respectively. At December 31, 2002, a total of 169,115 shares were reserved for future issuance.

Stock Appreciation Rights Plan

Data I/O has a Stock Appreciation Rights Plan ("SAR") under which each director, executive officer or holder of 10% or more of Data I/O's common stock has a SAR with respect to each exercisable stock option. The SAR entitles the SAR holder to receive cash from Data I/O for the difference between the market value of the stock and the exercise price of the option in lieu of exercising the related option. SARs are only exercisable following a tender offer or exchange offer for Data I/O's stock, or following approval by shareholders of Data I/O of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than 50% of the common shares outstanding. As no event has occurred which would make the SARs exercisable, and no such event is deemed probable, no compensation expense has been recorded under this plan.

Director Fee Plan

Data I/O has a Director Fee Plan, not currently in use, which had provided for payment to directors who are not employees of Data I/O Corporation by delivery of shares of Data I/O's common stock. No shares were issued from the plan for 2002, 2001 and 2000 board service and 151,332 shares remain available in the plan.

Retirement Savings Plan

Data I/O has a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer their pre-tax salary, subject to IRS limitations. In fiscal years 2002, 2001 and 2000, Data I/O contributed one dollar for each dollar contributed by a participant, with a maximum contribution of 4% of a participant's earnings. Data I/O's matching contribution expense for the savings plan was approximately $173,000, $271,000, and $275,000 in 2002, 2001 and 2000, respectively.

Share Repurchase Program

Under a previously announced share repurchase program, Data I/O is authorized to repurchase up to 1,123,800 shares (approximately 14.8%) of our outstanding common stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. Through December 31, 2002, we have repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. We have not repurchased shares under this plan since the second quarter of 1997, although we still have the authority to do so.

NOTE 12- STOCK-BASED COMPENSATION

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if Data I/O had accounted for our employee stock options, employee stock purchase plan options and directors' fee shares under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                      Employee Stock                   Employee Stock                       Director
                                         Options                        Purchase Plan                       Fee Plan
                              -------------------------------  --------------------------------  -------------------------------
                                2002       2001       2000       2002       2001       2000        2002       2001       2000
                              ---------  ---------  ---------  ---------  ---------  ----------  ---------  ---------  ---------

Risk-free interest rates        3.80       4.81       5.65       1.66       4.86       5.94        N/A        N/A        N/A
Volatility factors               .94        .70        .63        .94        .70        .63        N/A        N/A        N/A
Expected life of the option
     in years                   4.31       4.31       4.31        .50        .50        .50        N/A        N/A        N/A
Expected dividend yield         None       None       None       None       None       None        None       None       None

For purposes of pro forma disclosures, the estimated fair value of the options granted, which is estimated to be $0.92, $1.36, $2.05 per share for 2002, 2001 and 2000, respectively, is amortized to expense over the options' vesting period.

A summary of Data I/O's stock option activity, and related information follows:


                                           December 31, 2002              December 31, 2001              December 28, 2000
                                      ----------------------------    --------------------------    ----------------------------
                                                     Weighted-                      Weighted-                       Weighted-
                                                      Average                        Average                         Average
                                                      Exercise                      Exercise                        Exercise
                                       Options         Price          Options         Price          Options          Price
                                    --------------- -------------   -------------  ------------   --------------- ---------------
Outstanding at beginning of year        1,115,508         2.89        1,128,750        2.98           946,325          2.57
   Granted                                328,000         1.33          117,500        2.35           327,500          4.00
   Exercised                               (5,000)        1.33                -           -           (99,877)         2.41
   Expired or forfeited                  (297,096)        2.48         (130,742)       3.19           (45,198)         3.06
                                    ---------------                 -------------                 ---------------
Outstanding - end of year               1,141,412         2.56        1,115,508        2.89         1,128,750          2.98
                                    ===============                 =============                 ===============

Exercisable at end of year               705,477          2.80          675,050        2.86           500,876          2.90

The following table summarizes information about stock options outstanding at December 31, 2002:

                                        Options Outstanding                              Options Exercisable
                       ------------------------------------------------------      ---------------------------------
                                            Weighted-
                                             Average           Weighted-                              Weighted-
                                            Remaining           Average                                Average
      Range of              Number         Contractual         Exercise               Number          Exercise
   Exercise Prices       Outstanding      Life in Years          Price             Exercisable          Price
                       ----------------- ----------------- ------------------     --------------- ------------------
    $1.16 - $1.75           476,751            3.92               1.51                197,515            1.67
    $2.20 - $3.47           345,161            3.92               2.65                251,899            2.58
    $3.48 - $4.69           301,500            2.10               3.97                238,563            3.80
    $5.00 - $5.19            18,000            1.37               5.16                 17,500            5.16
                       -----------------                                          ---------------
    $1.16-$5.19           1,141,412            3.40               2.56                705,477            2.80
                       =================                                          ===============


NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Ending accumulated balances for each item in accumulated other comprehensive loss are as follows:

(in thousands)                                                                   December 31,            December 31,
                                                                                     2002                    2001
                                                                              -------------------       ----------------
Unrealized currency loss                                                            ($74)                   ($ 175)
Unrealized gain on marketable securities                                               -                         2
                                                                              -------------------       ----------------
Total accumulated other comprehensive loss                                          ($74)                    ($173)
                                                                              ===================       ================

NOTE 14- INCOME TAXES

Data I/O accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

Components of income (loss) from continuing operations before taxes:

                                                                                        Year Ended December
                                                                         ---------------------------------------------------
(in thousands)                                                               2002               2001              2000
                                                                        ---------------    ---------------   ----------------
     U.S. operations                                                        ($3,506)           ($6,122)          $1,615
     Foreign operations                                                         339                336              333
                                                                        ---------------    ---------------   ----------------
                                                                            ($3,167)           ($5,786)          $1,948
                                                                        ===============    ===============   ================

Income tax expense (benefit) consists of:
     Current tax expense (benefit):
         U.S. federal                                                          (198)               (11)               -
         State                                                                    4                  6                -
         Foreign                                                                (61)               223               36
                                                                        ---------------     ---------------   ----------------
                                                                               (255)               218               36
     Deferred tax expense (benefit) - U.S. federal                              194                  6                -
                                                                        ---------------     ---------------    ---------------
            Total income tax expense (benefit)                                 ($61)            $  224          $    36
                                                                        ===============     ===============   ================

For federal income tax purposes, a deduction is received for stock option compensation gains.

A reconciliation of Data I/O's effective income tax rate and the U.S. federal tax rate is as follows:

                                                                                          Year Ended December
                                                                          ----------------------------------------------------
                                                                             2002               2001               2000
                                                                          ---------------   --------------    ---------------
         Statutory rate                                                      34.0%              34.0%              34.0%
         Foreign Sales Corporation tax benefit                                  -                  -               (5.3)
         State and foreign income tax, net of
            federal income tax benefit                                        1.3               (8.5)               0.3
         Valuation allowance for deferred tax assets                        (33.6)             (28.8)             (27.9)
         Other                                                                0.2               (0.6)               0.7
                                                                        ---------------    ---------------    ---------------
                                                                              1.9%               3.9%               1.8%
                                                                        ===============    ===============    ===============

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands):

                                                                           Dec. 31,             Dec. 31,
                                                                             2002                 2001
                                                                        -------------       --------------
Deferred income tax assets:
     Allowance for doubtful accounts                                        $   49              $   77
     Inventory and product return reserves                                   2,135               1,498
     Compensation accruals                                                     111                 123
     Accrued liabilities                                                     1,037               1,116
     Book-over-tax depreciation and amortization                               818                 904
     Foreign net operating loss carryforwards                                    5                  73
     US net operating loss carryforwards and credit carryforwards            5,969               5,162
     Other, net                                                                 16                  14
                                                                        ---------------    ----------------
                                                                            10,140               8,967
     Valuation allowance                                                   (10,140)             (8,967)
                                                                        ---------------    ----------------
         Total deferred income tax assets                                      $-                  $-
                                                                        ===============    ================


The valuation allowance for deferred tax assets increased $1,173,000 and $1,985,000 during the years ended December 31, 2002 and December 31, 2001, respectively, due primarily to the taxable losses and to credit carryforwards generated in those years. The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding Data I/O's ability to utilize such assets in future years. Credit carryforwards consist primarily of research and experimental and alternative minimum tax credits. Net operating loss carryforwards expire in 2021 and 2022. Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE 15 - SEGMENT AND GEOGRAPHIC INFORMATION

In 2002 and 2001, no customer accounted for 10% of Data I/O's consolidated revenues. In 2000, one customer accounted for 23% of Data I/O's revenue; no other customer accounted for more than 10%. Major operations outside the U.S. include sales and service support subsidiaries in Germany, Canada and China.

We present geographic information of the continuing operations for the three years ended December 31, 2002 in the table that follows. Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. Export sales are subject to U.S. Department of Commerce regulations, and to the market conditions in the countries in which the products are sold. For purposes of the table below, the profit on the transfers between geographic areas has been shown in operating income in the geographic area where the final sale to non-affiliated customers took place. Certain general corporate expenses are charged to the U.S. segment. Identifiable assets are those assets that can be directly associated with a particular geographic area. All Company financial instruments, consisting of cash and marketable securities, are included in U.S. operations.


                                                                                Year Ended December
                                                         ------------------------------------------------------------------
    (in thousands)                                            2002                     2001                      2000
                                                         ---------------          --------------           ----------------
         Net sales:
         U.S.                                                $8,347                   $9,526                   $15,588
         Europe                                               7,662                    8,730                    19,678
         Rest of World                                        6,829                    8,570                     7,643
                                                         ---------------          --------------           ----------------
                                                            $22,838                  $26,826                   $42,909
                                                         ===============          ==============           ================

    Operating income (loss) from continuing operations:
         U.S.                                               ($2,754)                 ($4,710)                  ($3,070)
         Europe                                                 772                   (1,437)                    3,968
         Rest of World                                         (953)                     237                       174
                                                         ---------------          --------------           ----------------
                                                            ($2,935)                 ($5,910)                   $1,072
                                                         ===============          ==============           ================

    Identifiable assets of the continuing operations:
         U.S.                                               $10,273                  $13,248                   $17,808
         Europe                                               3,235                    4,059                     7,692
         Rest of World                                        2,859                    3,033                     3,246
                                                                                  --------------           ----------------
                                                         ---------------
                                                            $16,367                  $20,340                   $28,746
                                                         ===============          ==============           ================


NOTE 16 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth unaudited selected quarterly financial data for Data I/O for 2002 and 2001. Although our business is not seasonal, growth rates of sales and earnings have varied from quarter to quarter as a result of factors such as stocking orders from international distributors, the timing of new product introductions, business acquisitions and dispositions, business restructuring, and short-term industry and general U.S. and international economic conditions. Information as to any one or more quarters is, therefore, not necessarily indicative of trends in our business or profitability.


                                                                               Year Ended December 2002
(in thousands except per share data)
                                                           -----------------------------------------------------------------
For the quarters ended:                                        Mar 31          June 30          Sept 30            Dec 31
                                                           -------------    -------------    -------------     -------------
     Net sales                                                 $5,389           $4,797           $6,443            $6,209
     Gross margin                                               2,502            2,005            3,271             3,504
     Income (loss) from continuing operations before cum-
        ulative effect of change in accounting principle       (1,154)          (1,368)            (833)              251
     Net income (loss)                                         (1,154)          (1,368)            (833)              251
     Basic and diluted earnings (loss) per share from
        continuing operations (1)                              ($0.15)          ($0.18)          ($0.11)            $0.03
     Basic and diluted earnings (loss) per share (1)           ($0.15)          ($0.18)          ($0.11)            $0.03


 (1) The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.


(in thousands except per share data)                                           Year Ended December 2001
                                                           -----------------------------------------------------------------
For the quarters ended                                        Mar 30          June 28          Sept 30            Dec 31
                                                          -------------    -------------    -------------     -------------
     Net sales                                                $7,883           $6,487           $6,479            $5,977
     Gross margin                                              2,736            2,810            3,355             2,847
     Income (loss) from continuing operations before cum-
        ulative effect of change in accounting principle      (2,147)          (1,900)            (501)           (1,238)
     Net income (loss)                                        (2,149)          (1,920)            (571)           (1,370)
     Basic and diluted earnings (loss) per share from
        continuing operations (1)                             ($0.28)          ($0.25)          ($0.07)           ($0.16)
     Basic and diluted earnings (loss) per share (1)          ($0.58)          ($0.25)          ($0.08)           ($0.18)


NOTE 17 - LONG-TERM DEBT

As of December 31, 2002 and December 31, 2001, Data I/O had no long-term debt outstanding. Data I/O established a foreign line of credit for 50,000 Euros in February 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the Registrant's directors is set forth under "Election of Directors" in Data I/O's Proxy Statement relating to Data I/O's annual meeting of shareholders to be held on May 20, 2003 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of Data I/O's year-end. Information regarding the Registrant's executive officers is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

Information called for by Part III, Item 11, is included in Data I/O's Proxy Statement relating to Data I/O's annual meeting of shareholders to be held on May 20, 2003 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." Such Proxy Statement will be filed within 120 days of Data I/O's year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in Data I/O's Proxy Statement relating to Data I/O's annual meeting of shareholders to be held on May 20, 2003 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Voting Securities and Principal Holders." Such Proxy Statement will be filed within 120 days of Data I/O's year-end.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, Data I/O evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange
Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to Data I/O (or our consolidated subsidiaries) required to be included in our periodic SEC filings and Form 8-K reports.

(b) Changes in internal controls.

There were no significant changes made in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Executive Compensation Plans and Arrangements

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

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

(5) Amended and Restated 1986 Stock Option Plan.  See Exhibit 10.19.

(6) Form of Change in Control Agreements. See Exhibit 10.5.

(7) 1996 Director Fee Plan.  See Exhibit 10.6 and 10.17.

(8) Letter Agreement with Frederick R. Hume. See Exhibit 10.21.

(a) List of Documents Filed as a Part of This Report:                   Page

    (1) Index to Financial Statements:

        Report of Grant Thornton LLP, Independent Certified Public
        Accountants                                                      21

        Report of Ernst & Young LLP, Independent Auditors                22

        Report of Management                                             22

        Consolidated Balance Sheets as of December 31, 2002 and 2001     23

        Consolidated Statements of Operations for each of the three
        years ended December 31, 2002                                    24

        Consolidated Statements of Cash Flows for each of the three
        years ended December 31, 2002                                    25

        Consolidated Statement of Stockholders' Equity for each of
        the three years ended December 31, 2001                          26

        Notes to Consolidated Financial Statements                       27

(2)  Index to Financial Statement Schedules:

          Schedule II - Consolidated Valuation and Qualifying Accounts

          All other schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

     (3)  Index to Exhibits:

          3    Articles of Incorporation:

               3.1 Data I/O's restated Articles of Incorporation filed November 2, 1987 (Incorporated by reference to
                      Exhibit 3.1 of Data I/O's 1987 Annual Report on Form 10-K (File No. 0-10394)).

               3.2 Data I/O's Bylaws as amended and restated as of March 2001.

               3.3 Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 1 of Data I/O's Registration Statement on Form 8-A filed March 13, 1998 (File No. 0-10394)).

          4 Instruments Defining the Rights of Security Holders, Including Indentures:

               4.1 Rights Agreement, dated as of April 4, 1998, between Data I/O Corporation and ChaseMellon Shareholder Services, L.L.C. as Rights Agent, which includes: as Exhibit A thereto, the Form of Right Certificate; and, as Exhibit B thereto, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock (Incorporated by reference to Data I/O's Current Report on Form 8-K filed on March 13, 1998).

               4.2 Rights Agreement, dated as of March 31, 1988, between Data I/O Corporation and First Jersey National Bank, as Rights Agent, as amended by Amendment No. 1 thereto, dated as of May 28, 1992 and Amendment No. 2 thereto, dated as of July 16, 1997 (Incorporated by reference to Data I/O's Report on Form 8-K filed on March 13, 1998).

               4.3 Amendment No. 1, dated as of February 10, 1999, to Rights Agreement, dated as of April 4, 1998, between Data I/O Corporation and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (Incorporated by reference to Exhibit 4.1 of Data I/O's Form 8-A/A dated February 10, 1999).

          10   Material Contracts:

               10.1 Amended and Restated 1983 Stock Appreciation Rights Plan dated February 3, 1993 (Incorporated by reference to Exhibit 10.23 of Data I/O's 1992 Annual Report on
                      Form 10-K  (File No.0-10394)).

               10.2 Amended and Restated Retirement Plan and Trust Agreement. (Incorporated by reference to Exhibit 10.26 of Data I/O's 1993 Annual Report on Form 10-K (File No. 0-10394)).

               10.3 First Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.21 of Data I/O's 1994 Annual Report on Form 10-K (File No. 0-10394)).

               10.4 Second Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.26 of Data I/O's 1995 Annual Report on Form 10-K (File No. 0-10394)).

               10.5 Form of Change in Control Agreements (Incorporated by reference to Exhibit 10.20 of Data I/O's 1994 Annual Report on Form 10-K (File No. 0-10394)).

               10.6 Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.27 of Data I/O's 1995 Annual Report on Form 10K (File No. 0-10394)).

               10.7 Data I/O Corporation 1982 Employee Stock Purchase Plan Amended and Restated December 11, 1996 (Incorporated by reference to Exhibit 10.1 to Data I/O's Registration Statement of Form S-8 (File No. 333-20657, filed January 29, 1997)).

               10.8 Purchase and Sale Agreement dated as of July 9, 1996 (Relating to the sale of Data I/O Corporation's headquarters property in Redmond, Washington consisting of approximately 79 acres of land and an approximately 96,000 square foot building. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.32 of Data I/O's 1996 Annual Report on Form 10-K (File No. 0-10394)).

               10.9 Letter dated as of December 20, 1996, First Amendment and extension of the Closing Date under that certain Purchase and Sale Agreement dated as of July 9, 1996. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.33 of Data I/O's 1996 Annual Report on Form 10-K (File No. 0-10394)).

               10.10 Letter dated as of February 17, 1997, Second Amendment and extension of the Closing Date under that certain Purchase and Sale Agreement dated as of July 9, 1996. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.34 of Data I/O's 1996 Annual Report on Form 10-K (File No. 0-10394)).

               10.11 Third Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.35 of Data I/O's 1996 Annual Report on Form 10-K (File No. 0-10394)).

               10.12 Amended and Restated Management Incentive Compensation Plan dated January 1, 1997 (Incorporated by reference to
                      Exhibit 10.25 of Data I/O's 1997 Annual Report on Form 10-K (File No. 0-10394)).

               10.13 Amended and Restated Performance Bonus Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.26 of Data I/O's 1997 Annual Report on Form 10-K (File No. 0-10394)).

               10.14 Fourth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.27 of Data I/O's 1997 Annual Report on Form 10-K (File No. 0-10394)).

               10.15 Fifth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.28 of Data I/O's 1997 Annual Report on Form 10-K (File No. 0-10394)).

               10.16 Sixth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.29 of Data I/O's 1997 Annual Report on Form 10-K (File No. 0-10394)).

               10.17 Amended and Restated Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.32 of Data I/O's 1997 Annual Report on Form 10-K (File No. 0-10394)).

               10.18 Amended and Restated Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.32 of Data I/O's 1997 Annual Report on 10-K (File No. 0-10394)).

               10.19 Amended and Restated 1986 Stock Option Plan dated May 12, 1998 (Incorporated by reference to Exhibit 10.37 of Data I/O's 1998 Annual Report on Form 10-K (File No. 0-10394)).

               10.20 Sublease dated December 22, 1999 between Data I/O Corporation and Imandi.com, Inc.

               10.21  Letter Agreement with Fred R. Hume dated January 29, 1999.

               10.22  Letter Agreement dated May 28, 1999, among
                      Data I/O Corporation, JTAG Technologies B.V., and JTAG Holding B.V.

               10.23 Amended and Restated 2000 Stock Compensation Incentive Plan dated May 19, 2000. (Incorporated by reference to Data I/O's 2000 Proxy Statement dated March 27, 2000.)

               10.24 Amended and Restated 1982 Employee Stock Purchase Plan dated May 16,2001 (Incorporated by reference to Data I/O's 2001 Proxy Statement dated March 28, 2001.)

               21.1   Subsidiaries of the Registrant                         49

               23.1   Consent of Grant Thornton LLP, Independent Certified
                      Public Accountants                                     50

               23.2   Consent of Ernst & Young LLP, Independent Auditors     50

               99.1   Certification by Chief Executive Officer               51

               99.2   Certification by Chief Financial Officer               52


(b)  Form 8-K:

            None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DATA I/O CORPORATION
                                      (REGISTRANT)

DATED:   March 28, 2003               By: //S//Frederick R. Hume
                                           ------------------------
                                          Frederick R. Hume
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME & DATE                           TITLE

By: //S//Frederick R. Hume 3-28-2003  President and Chief Executive Officer
------------------------------------
Frederick R. Hume                     (Principal Executive Officer)

By: //S//Joel S. Hatlen 3-28-2003     Chief Financial Officer
------------------------------------
Joel S. Hatlen                        Vice President
                                      Secretary, Treasurer
                                      (Principal Financial and Accounting
                                      Officer)

By: //S//Glen F. Ceiley 3-25-2003     Director
------------------------------------
Glen F. Ceiley

By: //S//Paul A. Gary 3-27-2003       Director
------------------------------------
Paul A. Gary

By: //S//Edward D. Lazowska 3-24-2003 Director
-------------------------------------
Edward D. Lazowska

By: //S//Daniel A. DiLeo 3-26-2003    Director
-------------------------------------
Daniel A. DiLeo

By: //S//Steven M. Quist 3-25-2003    Director
-------------------------------------
Steven M. Quist

Certification by Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Frederick R. Hume, certify that:
1)   I have reviewed this annual report on Form 10-K of Data I/O Corporation;
2) Based upon my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors (or persons of equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                  /s/ Frederick R. Hume
                  Frederick R. Hume
                  Chief Executive Officer
                  (Principal Executive Officer)

Certification by Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Joel S. Hatlen, certify that:
1)   I have reviewed this annual report on Form 10-K of Data I/O Corporation;
2) Based upon my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of the registrant's board of directors (or persons of equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                   /s/ Joel S. Hatlen
                  Joel S. Hatlen
                  Chief Financial Officer
                  (Principal Financial Officer)

                              DATA I/O CORPORATION

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                                 Charged/
                                                                (Credited)
                                              Balance at         to Costs                            Balance at
                                               Beginning            and          Deductions-           End of
                                               of Period         Expenses          Describe            Period
                                            ----------------  ----------------  ---------------  --------------------
(in thousands)
Year Ended December 28, 2000:
     Reserves and allowances
        deducted from asset accounts:
        Allowance for bad debts                 $  464            $   24          ($  138) (1)        $  350
        Inventory reserves                      $4,569            $  438          ($2,420) (2)        $2,587

Year Ended December 31, 2001:
     Reserves and allowances
        deducted from asset accounts:
        Allowance for bad debts                 $  350            $   64          ($   42) (1)        $  372
        Inventory reserves                      $2,587            $1,122          ($1,240) (2)        $2,469

Year Ended December 31, 2002:
     Reserves and allowances
        deducted from asset accounts:
        Allowance for bad debts                 $  372            $ (162)            $(23) (1)        $  187
        Inventory reserves                      $2,469            $  871             $(73) (2)        $3,267


(1)  Uncollectable accounts written off, net of recoveries.
(2)  Obsolete inventories disposed of.

                                  EXHIBIT 21.1
                              DATA I/O CORPORATION
                         SUBSIDIARIES OF THE REGISTRANT


The following table indicates the name, jurisdiction of incorporation and basis of ownership of each of Data I/O's subsidiaries:

                                                                            State or                 Percentage
                                                                          Jurisdiction                of Voting
                                                                               of                    Securities
         Name of Subsidiary                                               Organization                  Owned
        -------------------                                            -------------------        ----------------
         Data I/O International, Inc.                                      Washington                   100%

         Data I/O FSC International, Inc.                               Territory of Guam               100%

         Data I/O Canada Corporation                                         Canada                     100%

         Data I/O China, Ltd                                                  China                     100%

         Data I/O GmbH                                                       Germany                    100%

         RTD, Inc. (formerly Reel-Tech, Inc.)                              Washington                   100%

    CONSENT OF GRANT THORNTON LLP, INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Data I/O Corporation

We have issued our report dated February 3, 2003, accompanying the consolidated financial statements and schedule included in the Annual Report of Data I/O Corporation on Form 10-K for the year ended December 31, 2002 and 2001. We hereby consent to the incorporation by reference of said report in the Registration Statement of Data I/O on Form S-8 (File No. 333-20657 and No. 33-66824) pertaining to the Company's 1982 Employee Stock Purchase Plan and Director Fee Plan, and Registration Statements Forms S-8 (File No. 33-95608, No. 33-54422, No. 333-55911, No. 33-02254, No. 33-03958 and No. 333-48595)
pertaining to the Company's 1986 Stock Option Plan.

//s//GRANT THORNTON LLP

Seattle, Washington
March 28, 2003


              CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
Data I/O Corporation

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 333-81986, No. 333-20657 and No. 33-66824) pertaining to the 1982
Employee Stock Purchase Plan and Director Fee Plan, As Amended and 1996 Director Fee Plan, and Registration Statements (Form S-8 No. 33-95608, No. 33-54422, No. 333-55911, No. 33-02254, and No. 33-03958) pertaining to the 1986 Stock Option
Plan, As Restated and Amended as of May 12, 1998 of Data I/O Corporation of our report dated February 7, 2001, with respect to the consolidated statements of operations, stockholders' equity, and cash flows and schedule of Data I/O Corporation for the year ended December 28, 2000, included in the Annual Report (Form 10-K) for the year ended December 31, 2002.

//S//ERNST & YOUNG LLP
ERNST & YOUNG LLP
Seattle, Washington
March 28, 2003

Exhibit 99.1

Certification by Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Frederick R. Hume
Frederick R. Hume
Chief Executive Officer
(Principal Executive Officer)
March 28, 2003

Exhibit 99.2

Certification by Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the "Company") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Joel S. Hatlen
Joel S. Hatlen
Chief Financial Officer
(Principal Financial Officer)
March 28, 2003