Form 10-Q
period 2003-03-31
DATA I/O CORP
filed 2003-05-15
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                   (Mark One)

              ( X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2003

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



               10525 Willows Road N.E., Redmond, Washington, 98052 (Address of principal executive offices, including zip code)


                                 (425) 881-6444
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

7,883,188 shares of no par value of the Registrant's Common Stock were issued and outstanding as of May 9, 2003.

                              DATA I/O CORPORATION

                                    FORM 10-Q
                      For the Quarter Ended March 31, 2003

                                      INDEX

Part I - Financial Information                                          Page

     Item 1.    Financial Statements (unaudited)                          3

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations             8

     Item 3.    Quantitative and Qualitative Disclosures
                About Market Risk                                        12

     Item 4.    Controls and Procedures                                  13

Part II - Other Information

     Item 1.    Legal Proceedings                                        13

     Item 2.    Changes in Securities and Use of Proceeds                13

     Item 3.    Defaults Upon Senior Securities                          13

     Item 4.    Submission of Matters to a Vote of Security Holders      13

     Item 5.    Other Information                                        13

     Item 6.    Exhibits and Reports on Form 8-K                         14

     Signatures                                                          17

     Certifications                                                      18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                         DATA I/O CORPORATION

                                                     CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                           Mar.31,                    Dec. 31,
                                                                                            2003                        2002
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                                       (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                           $ 5,645                      $ 4,383
     Marketable securities                                                                   339                        1,076
     Trade accounts receivable, less allowance for
        doubtful accounts of $189 and $187                                                 4,675                        4,328
     Inventories                                                                           4,383                        4,476
     Other current assets                                                                    236                          509
                                                                                   ---------------------            ---------------
         TOTAL CURRENT ASSETS                                                             15,278                       14,772

Property and equipment - net                                                               1,196                        1,508
Other assets                                                                                  67                           87
                                                                                   ---------------------           ----------------
         TOTAL ASSETS                                                                    $16,541                      $16,367
                                                                                   =====================           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                     $1,358                       $1,200
     Accrued compensation                                                                    748                          826
     Deferred revenue                                                                      1,574                        1,613
     Other accrued liabilities                                                             1,453                        1,510
     Accrued costs of business restructuring                                                  22                          204
     Income taxes payable                                                                    314                          294
                                                                                   ---------------------           ----------------
        TOTAL CURRENT LIABILITIES                                                          5,469                        5,647

Deferred gain on sale of property                                                          1,353                        1,435
                                                                                   ---------------------           ----------------
        TOTAL LIABILITIES                                                                 $6,822                       $7,082

COMMITMENTS                                                                                    -                            -

STOCKHOLDERS' EQUITY:
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                                           -                            -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,883,188
           and 7,767,630 shares                                                           18,697                       18,638
     Accumulated deficit                                                                  (8,962)                      (9,279)
     Accumulated other comprehensive loss                                                    (16)                         (74)
                                                                                   ---------------------           ----------------
        TOTAL STOCKHOLDERS' EQUITY                                                         9,719                        9,285
                                                                                   ---------------------           ----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $16,541                      $16,367
                                                                                   =====================           ================


See accompanying notes to consolidated financial statements.



                                                        DATA I/O CORPORATION

                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)


                                                                                           Mar. 31,                  Mar 31,
For the three months ended                                                                   2003                     2002
-------------------------------------------------------------------------------------- ------------------     ---------------------
(in thousands, except per share data)

Net sales                                                                                   $6,155                  $5,390
Cost of goods sold                                                                           2,718                   2,887
                                                                                       ------------------     ---------------------
Gross margin                                                                                 3,437                   2,503

Operating expenses:
     Research and development                                                                1,161                   1,308
     Selling, general and administrative                                                     1,928                   2,295
     Net provision (reversal) for business restructuring                                       (27)                      -
                                                                                       ------------------     ---------------------
         Total operating expenses                                                            3,062                   3,603
                                                                                       ------------------     ---------------------

         Operating  income (loss)                                                              375                  (1,100)


Non-operating income (expense):
     Interest income                                                                            32                      26
     Interest expense                                                                           (3)                     (3)
     Foreign currency exchange                                                                 (76)                    (55)
                                                                                       ------------------     ---------------------
         Total non-operating income (expense)                                                  (47)                    (32)

                                                                                       ------------------     ---------------------
        Income (loss) from operations before income taxes                                      328                  (1,132)

Income tax expense (benefit)                                                                    11                      23
                                                                                       ------------------     ---------------------

Net  income (loss)                                                                           $ 317                 ($1,155)
                                                                                       ==================     =====================

Basic and diluted earnings (loss) per share:
     Total basic and diluted earnings (loss) per share                                       $0.04                  ($0.15)
                                                                                       ==================     =====================

Weighted average shares outstanding                                                          7,845                   7,649
                                                                                       ==================     =====================

Weighted average and potential shares outstanding                                            7,847                   7,649
                                                                                       ==================     =====================

See accompanying notes to consolidated financial statements.

                                                      DATA I/O CORPORATION

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Mar 31,            Mar 31,
For the three months ended                                                                          2003              2002
--------------------------------------------------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
    Income (loss) from operations                                                                   $  317          ($1,155)
    Adjustments to reconcile income (loss) from operations to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                                   176              277
       Net loss on dispositions                                                                        298              232
       Amortization of deferred gain on sale                                                           (82)             (83)
       Net change in:
         Deferred revenue                                                                              (38)              59
         Trade accounts receivable                                                                    (351)             395
         Inventories                                                                                    94              312
         Other current assets                                                                          274              (65)
         Accrued costs of business restructuring                                                      (182)             (25)
         Accounts payable and accrued liabilities                                                       45             (427)
                                                                                                 -----------      --------------
    Net cash provided by (used in) operating activities                                                551             (480)

INVESTING ACTIVITIES:
    Purchases of property and equipment                                                               (142)            (295)
    Net from purchase and sale of marketable securities                                                737            1,175
                                                                                                 -----------      --------------
       Net cash provided by (used in) investing activities                                             595              880

FINANCING ACTIVITIES:
    Sale of common stock                                                                                58               69
    Proceeds from exercise of stock options                                                                               7
                                                                                                -----------      --------------
       Net cash provided by (used in) financing activities                                              58               76

                                                                                                 -----------      --------------
Increase/(decrease) in cash and cash equivalents                                                     1,204              476

Effects of exchange rate changes on cash                                                                58              (15)
Cash and cash equivalents at beginning of year                                                       4,383            2,656
                                                                                                 -----------      --------------
Cash and cash equivalents at end of quarter                                                         $5,645           $3,117
                                                                                                 ===========      ==============

See accompanying notes to consolidated financial statements.

                              DATA I/O CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of March 31, 2003 and March 31, 2002, according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2002.

Stock-Based Compensation

Data I/O has stock-based employee compensation plans. We apply APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our plans. Stock expense for the first quarter of 2003 and 2002 would have been the result of options issued with an exercise price below the underlying stock's market price. The following table illustrates the effect on net loss and loss per share if Data I/O had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation.

Data I/O's pro forma information follows (in thousands), except per share data:



                                                                                        Mar. 31,             Mar. 31,
                                                                                          2003                 2002
                                                                                    ----------------     ----------------
Net income (loss) - as reported                                                           $317              ($1,155)

Deduct:  Total stock-based  employee  compensation  expense  determined under fair value based method for awards granted,  modified,  or settled,  net of related tax
effects                                                                                    (80)                 (86)
                                                                                    ----------------    ----------------

Net income (loss) - pro forma                                                             $237              ($1,241)
                                                                                    ================     ================

Basic and diluted income (loss) per share - as reported                                  $0.04               ($0.15)
Basic and diluted income (loss) per share - pro forma                                    $0.03               ($0.16)

NOTE 2 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                          Mar. 31,                Dec. 31,
                                           2003                     2002
                                    ----------------          ----------------
                Raw material              $2,273                    $2,308
                Work-in-process              938                       875
                Finished goods             1,172                     1,293
                                    ----------------          ----------------
                                          $4,383                    $4,476
                                    ================          ================

We continued to reduce the overall level of inventory based upon the level of sales we have been experiencing and are forecasting. During the quarter we did not significantly change the net carrying values of our inventory.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components (in thousands):

                                          Mar. 31,               Dec. 31,
                                           2003                    2002
                                      ----------------      ----------------
   Leasehold improvement                 $   240                 $  $239
   Equipment                              11,940                  12,132
                                      ----------------      ----------------
                                          12,180                  12,371

   Less accumulated depreciation          10,984                  10,863
                                      ----------------      ----------------
   Property and equipment - net          $ 1,196                 $ 1,508
                                      ================      ================

NOTE 4 - BUSINESS RESTRUCTURING PROGRESS

The economic slowdown of the past few years significantly affected our business. During 2001 and 2002, we recorded restructuring charges associated with actions taken to reduce our breakeven point and realign Data I/O with our market opportunities. We required this operational repositioning because of the impact of the economic slowdown and the decline in capital spending across a high number of customer groups on general demand for programming equipment.

During the first quarter of 2003, we completed most of the previously accrued restructure actions. These payments were $27,000 less than anticipated from the original restructuring related charges that totaled $1.8 million during 2001 and 2002. Accordingly, included in the results for the first quarter is a reversal of these previously over-accrued restructure charges. At March 31, 2003, all restructuring expenses associated with the activities detailed above had been paid except approximately $22,000, which was primarily associated with severance, facility, consulting and legal fees.

An analysis of the restructuring is as follows (in thousands):

                                                          Reserve         March          2003          Reserve
                                                         Balance at        2003       Payments/       Balance at
 Description                                           Dec. 31, 2002       Adj.      Write-offs     Mar. 31, 2003
 --------------                                       ----------------- ----------- ------------- ------------------
 Downsizing U.S. Operations:
    Employee severance                                      $169          $(18)       $ (146)             $ 5

    Redmond facility consolidation                            10             -             -               10
    Consulting and legal expenses                             25            (9)           (9)               7
    Downsizing Foreign Operations                              -             -             -                -
                                                      ----------------- ----------- ------------- ------------------
 Total                                                      $204          $(27)        $(155)             $22
                                                      ================= =========== ============= ==================

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                                   For the first quarter
                                                                                ----------------------------
                                                                                   2003            2002
                                                                                -----------    -------------
Numerator for basic and diluted earnings (loss) per share:
       Net loss                                                                   $  317         ($ 1,155)
                                                                                -----------    -------------

Denominator:
        Denominator for basic earnings per share -
         weighted-average shares                                                   7,845            7,649
        Employee stock options (1)                                                     2              -
                                                                                -----------    -------------
         Denominator for diluted earnings per share -
          adjusted weighted-average shares and
          assumed conversions of stock options                                     7,847            7,649
                                                                                -----------    -------------
Basic and diluted earnings (loss) per share
         Total basic and diluted earnings (loss) per share                         $0.04          ($0.15)
                                                                                ===========    =============

     (1)  At March 31, 2003 and 2002 there were 1,131,088 and 1,222,438  shares, respectively, of outstanding options potentially issueable as common stock. Because of the net loss for the three months ended March 31, 2002, we did not include potentially issueable common stock in the calculation of diluted loss per share because this would be anti-dilutive. Because the exercise price exceeds the market value of the common stock on March 31, 2003, we did not include the outstanding options, potentially issueable as common stock on that date, in the calculation of diluted income per share. The 1,844 shares included in the diluted earning per share relate to the Employee Stock Purchase Plan.

NOTE 6 - ACCOUNTING FOR INCOME TAXES

     The Company's effective tax rate for the first three months of 2003 differed from the statutory 34% tax rate primarily due to utilization of net operating loss carryforwards. The tax valuation allowance decreased by approximately $56,000 during the quarter ended March 31, 2003. As of March 31, 2003, the Company has a valuation allowance of $10,084,000.

NOTE 7 - COMPREHENSIVE INCOME

During the first quarter of 2003 and 2002 total comprehensive income (loss) was comprised of the following (in thousands):

                                                       For the first quarter
                                                  ------------------------------
                                                       2003             2002
                                                  -------------    -------------
    Net income (loss)                                    $317         ($1,155)
    Foreign currency translation gain (loss)               58              11
                                                  -------------    -------------
    Total comprehensive income (loss)                    $375         ($1,144)
                                                  =============    =============

NOTE 8 - FOREIGN CURRENCY TRANSLATION AND DERIVATIVES

Data I/O translates assets and liabilities of foreign subsidiaries at the exchange rate on the balance sheet date. We translate revenues, costs and expenses of foreign subsidiaries at average rates of exchange prevailing during the year. We charge or credit translation adjustments resulting from this process to stockholders' equity, net of taxes. Realized and unrealized gains and losses resulting from the effects of changes in exchange rates on assets and liabilities denominated in foreign currencies are included in non-operating expense as foreign currency transaction gains and losses.

Data I/O accounts for its hedging activities in accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value.

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by us are fair value hedges. Generally, these contracts have maturities less than one year and require us to exchange foreign currencies for U.S. dollars at maturity. The change in fair value of the open hedge contracts as of March 31, 2003 is an unrealized loss of $22,900 and is included in accounts payable on the balance sheet.

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

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

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

In May of 2003, FASB issued Statement 149, which amends Statement 133 by clarifying various derivatives related issues and provides for more consistent reporting of derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. Data I/O has not yet determined the impact of this statement, but anticipated that it will be complying with the provisions of the statement, which is to be applied prospectively.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding industry prospects or trends; expected level of expense; future results of operations or financial position; changes in gross margin; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Data I/O is under no duty to update any of these forward-looking statements after the date of this report. The Reader should not place undue reliance on these forward-looking statements. The discussions in the section entitled "Business - Cautionary Factors That May Affect Future Results" in Item 1 in the Company's Annual report on Form 10-K for the year ended December 31, 2002, and in Exhibit 99.1 of this report describe some, but not all, of the factors that could cause these differences.

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to sales returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring charges, contingencies such as litigation, and contract terms that have multiple elements and other complexities typical in the telecommunications equipment industry. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We  believe  the  following  critical   accounting   policies  affect  the  more
significant judgments and estimates used in the preparation of its financial statements.

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

Inventory Provisions: We base inventory purchases and commitments upon future demand forecasts and historic usage. If there is a significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory provision adjustments and our gross margin could be adversely affected.

Warranty Accruals: We accrue for warranty costs based on the expected material and labor costs to fulfill our warranty obligations. If we experience an increase in warranty claims, which are higher than our historical experience, our gross margin could be adversely affected.

Deferred Taxes: We have incurred tax losses in each of the last four years and have net operating loss and tax credit carryforwards that begin expiring in 2020. We have provided a full valuation allowance against our tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income.

Results of Operations

Net Sales

--------------------------------------------------------------------------------------------------------------------
(in thousands)

                                                                                  First Quarter
                                                              -------------------------------------------------------

 Net sales by product line                                          2003          % Change             2002
 --------------------------------------------------------------------------------------------------------------------
 Non-automated programming systems                                 $2,552           (7.4%)            $2,756

 Automated programming systems                                      3,603           36.8%              2,634
                                                              -------------------------------------------------------

 Total programming systems                                         $6,155           14.2%             $5,390
                                                              =======================================================


                                                                                  First Quarter
                                                              -------------------------------------------------------

 Net sales by location                                              2003          % Change             2002
 --------------------------------------------------------------------------------------------------------------------

 United States                                                    $1,815             1.5%             $1,789

    % of total                                                     29.5%                               33.2%

 International                                                    $4,340            20.5%             $3,601

    % of total                                                     70.5%                               66.8%

 --------------------------------------------------------------------------------------------------------------------

Revenues for the first quarter of 2003 increased by approximately 14% compared to the first quarter of 2002. Revenue increased due primarily to more ProLINE-RoadRunner product line sales, but PS automated systems service and aftermarket increased as well. Sales declined for non-automated programming systems with the decline primarily related to fewer sales of low cost programmers and manufacturing related non-automated programmers. During the quarter a vendor of a low cost programming line we distributed went out of business and that distribution relationship ceased. These products represented $251,000 in revenue for the year 2002. Finally, the impact of the weakened US dollar favorably impacted us both from making products less expensive when sold overseas in US Dollars and from Euro based sales which translated into higher US Dollar reported sales.

Data I/O continues to experience a trend in its sales mix towards increased international sales and believes that, with the economic situation in the United States and with the electronics industry trend toward offshore and outsourced manufacturing, this trend is likely to continue.

Gross Margin

                                                                              First Quarter
                                                                ------------------------------------------

(in thousands)                                                        2003                    2002
----------------------------------------------------------------------------------------------------------
Gross Margin                                                         $3,437                  $2,503

Percentage of net sales                                               55.8%                   46.4%
----------------------------------------------------------------------------------------------------------

Gross margins increased in dollars and as a percentage of sales for the first quarter of 2003 compared with the same period of 2002. Overall gross margins increased primarily due to the increase in sales volume, cost reductions due to the restructuring; and first quarter of 2002 included unfavorable inventory reserves of approximately $240,000. The translation net impact from the weaker US Dollar also benefited the gross margin.

Research and Development

                                                                              First Quarter
                                                                ------------------------------------------

 (in thousands)                                                       2003                    2002
 ---------------------------------------------------------------------------------------------------------
 Research and development                                            $1,161                  $1,308

 Percentage of net sales                                              18.9%                    24.3%
 ---------------------------------------------------------------------------------------------------------

Research and development ("R&D") spending for the first quarter 2003 as compared to the first quarter 2002 was slightly less in dollars and as a percentage of sales. This decrease in spending was primarily related to the restructuring actions taken in the past year reducing personnel costs. During the first quarter, Data I/O's R&D released a ProLINE-RoadRunner version for Panasonic Panasert placement machines and microcontroller support on ProLINE FlashCORE programming systems.

Selling, General and Administrative

                                                                              First Quarter
                                                                ------------------------------------------

                                                                      2003                    2002
 ---------------------------------------------------------------------------------------------------------

 Selling, general & administrative                                   $1,928                  $2,295

 Percentage of net sales                                              31.3%                   42.6%
 ---------------------------------------------------------------------------------------------------------

Selling, general and administrative ("SG&A") expenses for the first quarter of 2003 were $367,000 less compared with the same period in 2002, primarily due to Data I/O's reduced costs from the prior year's restructuring activities offset by our recording of increased incentive compensation and higher facility-related costs due to the loss of a sublease tenant and a rent increase in 2002. Data I/O's management incentive compensation and employee performance bonus plans are earned based upon various measures of quarterly profit and annual growth in profit that will be an incremental expense for any profits in 2003, as compared to 2002 which was a loss.

Interest

                                                                              First Quarter
                                                                ------------------------------------------

 (in thousands)                                                       2003                    2002
 ---------------------------------------------------------------------------------------------------------
 Interest income                                                       $32                    $26

 Interest expense                                                      ($3)                   ($3)
 ---------------------------------------------------------------------------------------------------------

Interest income increased slightly in the first quarter of 2003 compared to the same period in 2002 due to increased funds invested.

Income Taxes

                                                                              First Quarter
                                                                ------------------------------------------

 (in thousands)                                                       2003                    2002
 ---------------------------------------------------------------------------------------------------------
 Income tax expense (benefit)                                          $11                    $23
 ---------------------------------------------------------------------------------------------------------

Tax expense recorded for the first quarter of 2003 was due to foreign taxes. Tax valuation reserves decreased by approximately $56,000 during the quarter. Data I/O has valuation reserves of $10,084,000 as of March 31, 2003.

Financial Condition

Liquidity and Capital Resources

                                                                    Mar. 31,                                  Dec. 31,
(in thousands)                                                        2003                Change                2002
------------------------------------------------------------- --------------------- -------------------- -------------------
Working capital                                                     $9,810                 $685               $9,125
------------------------------------------------------------- --------------------- -------------------- -------------------

Working capital increased during the first three months of 2003 primarily due to cash provided by operations. Cash, cash equivalents and marketable securities increased approximately $0.5 million during this period, inventory decreased $0.1 million, and accounts receivable increased $0.3 million. We have continued to focus on reducing the amount of inventory relative to our business level. Should our business grow significantly, we anticipate that we will need to utilize existing liquidity to carry the increased receivables and inventory expected to be associated with sales growth. As of March 31, 2003, Data I/O had no debt outstanding.

Data I/O estimates that capital expenditures for property, plant and equipment during the remainder of 2003 will be between $400,000 and $1 million, excluding expenditures for strategic purposes. Data I/O's future capital requirements will depend on a number of factors including; decisions to invest in new systems and technology equipment, costs associated with R&D, successful launch of new products and the potential use of funds for strategic purposes. We expect to fund capital expenditures from existing and internally generated funds or we may lease capital equipment. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements for at least 12 months.

Data I/O renewed a foreign line of credit for 50,000 Euros in the first quarter, and maintains credit facilities for purchasing card and credit card purchases.

General

Restructuring

The economic slowdown of the past few years significantly affected our business. During 2001 and 2002, we recorded restructuring charges associated with actions taken to reduce our breakeven point and realign Data I/O with our market opportunities. We required this operational repositioning because of the impact of the economic slowdown and the decline in capital spending across a high number of customer groups on general demand for programming equipment.

During the first quarter of 2003, we completed most of the previously accrued restructure actions. These payments were $27,000 less than anticipated from the original restructuring related charges that totaled $1.8 million during 2001 and 2002. Accordingly, included in the results for the first quarter is a reversal of these previously over-accrued restructure charges. At March 31, 2003, all restructuring expenses associated with the activities detailed above had been paid except approximately $22,000, which was primarily associated with severance, facility, consulting and legal fees.

New Accounting Pronouncements

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

In May of 2003 FASB issued Statement 149, which amends Statement 133 by clarifying various derivative related issues and provides for more consistent reporting of derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. Data I/O has not yet determined the impact of this statement, but anticipated that it will be complying with the provisions of the statement, which is to be applied prospectively.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including fluctuations in foreign exchange rates and interest rates.

INTEREST RATE RISK

We invest our cash in a variety of short-term financial instruments, including government bonds, commercial paper and money market instruments, which are classified as available-for-sale. Our investments are made in accordance with an investment policy approved by our board of directors. Our portfolio is diversified and consists primarily of investment grade securities to minimize credit risk. Cash balances in foreign currencies are operating balances and are invested in demand or short-term deposits of the local operating bank.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted because of a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations because of changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value because of changes in interest rates. We do not attempt to reduce or eliminate our exposure to interest rate risk through the use of derivative financial instruments due to the short-term nature of the investments.

The table below provides information about our marketable securities, including principal cash flows and the related weighted average interest rates (in thousands):

                                 Principal           Estimated Fair         Principal           Estimated Fair
                                 Cash Flows             Value at           Cash Flows              Value at
                                  For 2003           March 31, 2003        For Q1 2003        December 31, 2002
                               ---------------     -------------------    --------------    -----------------------
     Corporate Bonds               $   0                 $  0                $   734                  $  734
                                                                              2.936%
     Euro-dollar bonds                339                  339                   342                     342
                                   2.100%                                     2.100%
                               ---------------     -------------------    --------------    -----------------------
     Total portfolio value        $   339                 $339                $1,076                  $1,076

FOREIGN CURRENCY RISK

We have operations in Germany, Canada, and China and, therefore, we are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

Our sales and corresponding receivables are substantially in U.S. dollars other than sales made in our subsidiaries in Germany, Canada, and China. Through our operations in Germany, Canada, and China, we incur certain product costs; research and development; customer service and support costs; selling, general and administrative expenses in local currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures and on related foreign currency denominated monetary assets and liabilities. We have evaluated our exposure to these risks and believe that our only significant exposure to foreign currencies at the present time is primarily related to Euro-based receivables. We use forward contracts to hedge and thereby minimize the currency risks associated with certain transactions denominated in Euros.

If our actual currency requirement or timing in the period forecasted differs materially from the notional amount of our forward contracts and/or the natural balancing of receivables and payables in foreign currencies during a period of currency volatility or if we do not continue to manage our exposure to foreign currency through forward contracts or other means, we could experience unanticipated foreign currency gains or losses. In addition, our foreign currency risk management policy subjects us to risks relating to the creditworthiness of the commercial banks with which we enter into forward contracts. If one of these banks cannot honor its obligations, we may suffer a loss. We also invest in our international operations, which will likely result in increased future operating expenses denominated in those local currencies. In the future, our exposure to foreign currency risks from these other foreign currencies may increase and if not managed appropriately, we could experience unanticipated foreign currency gains and losses.

The purpose of our foreign currency risk management policy is to reduce the effect of exchange rate fluctuation on our results of operations. Therefore, while our foreign currency risk management policy may reduce our exposure to losses resulting from unfavorable changes in currency exchange rates, it also reduces or eliminates our ability to profit from favorable changes in currency exchange rates.

At March 31, 2003, we had four forward contracts to sell Euros in exchange for $860,175 with rates ranging from 1.0279 to 1.0811 all scheduled to be due within the next quarter and the value at that date of $883,108.


Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, Data I/O evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15d-14(c) under the Exchange
Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to Data I/O (or its consolidated subsidiaries) required to be included in our periodic SEC filings and Form 8-K reports.

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

        99    Other Exhibits

              99.1  Risk Factors                                             23

        (b)   Reports on Form 8-K

On February 22, 2003, Data I/O furnished a copy of a press release announcing Data I/O's fourth quarter results on a Form 8-K under Item 9. The information furnished in the Form 8-K pursuant to Item 9 shall not be deemed filed under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DATA I/O CORPORATION
                                       (REGISTRANT)
DATED:   May 14, 2003


                                   By://S//Joel S. Hatlen
                                      Joel S. Hatlen
                                      Vice President - Finance
                                      Chief Financial Officer
                                      Secretary and Treasurer
                   (Principal Financial Officer and Duly Authorized Officer)




                                   By://S//Frederick R. Hume
                                      Frederick R. Hume
                                      President
                                      Chief Executive Officer
                  (Principal Executive Officer and Duly Authorized Officer)

Certification

I, Frederick R. Hume, certify that:
1)   I have reviewed this quarterly report on Form 10-Q of Data I/O Corporation;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

                  /s/ Frederick R. Hume
                  Frederick R. Hume
                  Chief Executive Officer
                  (Principal Executive Officer)

Certification

I, Joel S. Hatlen, certify that:
1)   I have reviewed this quarterly report on Form 10-Q of Data I/O Corporation;
2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

                   /s/ Joel S. Hatlen
                  Joel S. Hatlen
                  Chief Financial Officer
                  (Principal Financial Officer)

Certification by Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                /s/ Frederick R. Hume
                Frederick R. Hume
                Chief Executive Officer
                (Principal Executive Officer)
                May 14, 2003

Certification by Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                /s/ Joel S. Hatlen
                Joel S. Hatlen
                Chief Financial Officer
                (Principal Financial Officer)
                May 14, 2003

Exhibit 99.1

Cautionary Factors That May Affect Future Results

Data I/O's disclosure and analysis in this Quarterly Report contains some forward-looking statements. Forward-looking statements include our current expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. In particular, these include statements relating to future action, prospective products, new technologies, future performance or results of current and anticipated products, sales efforts, expenses, outsourcing of functions, outcome of contingencies, and financial results.

Any or all of the forward-looking statements in this Quarterly Report or in any other public statement made may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or known or unknown risks and uncertainties can affect these forward-looking statements. Many factors -- for example, product competition and product development -- will be important in determining future results. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Actual future results may materially vary.

We undertake no obligation to publicly update any forward-looking statements after the date of this Quarterly Report, whether as a result of new information, future events or otherwise. The reader should not place undue reliance on such forward-looking statements. The reader is advised, however, to consult any future disclosures Data I/O makes on related subjects in our 10-Q, 8-K and 10-K reports to the SEC and press releases. Also, note that Data I/O provides the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause Data I/O's actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect Data I/O. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

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

o  health issues (such as SARS)

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

History of Losses

We have incurred net losses in each of our last three fiscal years. We have decreased our operating expenses in recent periods through the restructuring plans that we initiated during our two prior fiscal years. We will continue to examine our level of operating expense based upon our projected revenues. Any planned increases in operating expenses may result in larger losses in future periods if projected revenues are not achieved. As a result, we may need to generate greater revenues than we have recently to achieve and maintain profitability. However, we cannot provide assurance that our revenues will increase and our strategy may not be successful, resulting in future losses.

Affects of Restructuring Activities

Beginning in the year 2001 and continuing in the past fiscal year, we reduced our workforce from 224 to 125 employees. There have been and may continue to be substantial costs associated with this workforce reduction related to severance and other employee-related costs and our restructuring plan may yield unanticipated consequences, such as increased burden on our administrative, operational, and financial resources and has increased the responsibilities for our management personnel. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities.

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

Because we rely on a small number of suppliers for certain parts, we are subject to possible price increases by these suppliers. Also, we may be unable to accurately forecast our production schedule. If we under estimate our production schedule, suppliers may be unable to meet our demand for components. This delay in the supply of key components may materially adversely affect our business. Over estimation of demand will lead to excess inventories that may become obsolete.

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

Dependence on Key Personnel

We have employees located in the U.S., Germany, Canada and China. We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand. Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry. None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable though no assurance can be made that this will be the case in the future. Refer to the section captioned "Affects of Restructuring Activities" above.

Potential Volatility of Stock Price

The stock prices of technology companies tend to fluctuate significantly, and many experienced significant reductions in value during the past few years. We believe factors such as announcements of new products by us or our competitors and quarterly variations in financial results may cause the market price of Data I/O's Common Stock to fluctuate substantially. In addition, overall volatility in the stock market, particularly in the technology company sector, is often unrelated to the operating performance of companies. If these market fluctuations continue in the future, they may adversely affect the price of Data I/O's Common Stock.