Form 10-Q
period 2003-06-30
DATA I/O CORP
filed 2003-08-14
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                   (Mark One)

              ( X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2003

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

7,962,951 shares of no par value of the Registrant's Common Stock were issued and outstanding as of August 1, 2003.

                              DATA I/O CORPORATION

                                    FORM 10-Q
                       For the Quarter Ended June 30, 2003

                                      INDEX


Part I - Financial Information                                          Page

     Item 1.    Financial Statements (unaudited)                          3

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations             9

     Item 3.    Quantitative and Qualitative Disclosures
                About Market Risk                                        12

     Item 4.    Controls and Procedures                                  13

Part II - Other Information

     Item 1.    Legal Proceedings                                        14

     Item 2.    Changes in Securities and Use of Proceeds                14

     Item 3.    Defaults Upon Senior Securities                          14

     Item 4.    Submission of Matters to a Vote of Security Holders      14

     Item 5.    Other Information                                        14

     Item 6.    Exhibits and Reports on Form 8-K                         14

     Signatures                                                          18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                    DATA I/O CORPORATION

                                                CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         June 30,                     Dec. 31,
                                                                                           2003                         2002
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                                      (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                            $5,301                       $4,383
     Marketable securities                                                                   735                        1,076
     Trade accounts receivable, less allowance for
        doubtful accounts of $199 and $187                                                 4,563                        4,328
     Inventories                                                                           4,668                        4,476
     Other current assets                                                                    263                          509
                                                                                   ---------------------           ----------------
          TOTAL CURRENT ASSETS                                                            15,530                       14,772

Property and equipment - net                                                               1,225                        1,508
Other assets                                                                                  47                           87
                                                                                   ---------------------           ----------------
        TOTAL ASSETS                                                                     $16,802                      $16,367
                                                                                   =====================           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                       $944                       $1,200
     Accrued compensation                                                                    851                          826
     Deferred revenue                                                                      1,672                        1,613
     Other accrued liabilities                                                             1,468                        1,714
     Income taxes payable                                                                    454                          294
                                                                                   ---------------------           ----------------
        TOTAL CURRENT LIABILITIES                                                          5,389                        5,647

Deferred gain on sale of property                                                          1,270                        1,435
                                                                                   ---------------------           ----------------
        TOTAL LIABILITIES                                                                  6,659                        7,082

COMMITMENTS                                                                                    -                            -

STOCKHOLDERS' EQUITY:
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                                           -                            -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,883,813
           and 7,767,630 shares                                                           18,698                       18,638
     Accumulated deficit                                                                  (8,629)                      (9,279)
     Accumulated other comprehensive income (loss)                                            74                          (74)
                                                                                   ---------------------           ----------------
        TOTAL STOCKHOLDERS' EQUITY                                                        10,143                        9,285
                                                                                   ---------------------           ----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $16,802                      $16,367
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

                                               DATA I/O CORPORATION

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                                  Quarters Ended                     Six Months Ended
----------------------------------------------------------- ------------------------------ -- --------------------------------
----------------------------------------------------------- -------------- -- ------------ -- ------------ -- ----------------
                                                                June 30,       June 30,         June 30,          June 30,
                                                                  2003          2002              2003              2002
----------------------------------------------------------- -------------- -- ------------ -- ------------ -- ----------------
(in thousands, except per share data)

Net sales                                                        $5,578        $4,796             $11,733          $10,186
Cost of goods sold                                                2,279         2,792               4,997            5,679
                                                            --------------    ------------    ------------    ----------------
Gross margin                                                      3,299         2,004               6,736            4,507

Operating expenses:
     Research and development                                     1,078         1,398               2,239            2,706
     Selling, general and administrative                          1,801         1,972               3,729            4,267
     Net provision (reversal) for business restructuring              -             -                 (27)               -
                                                            --------------    ------------    ------------    ----------------
         Total operating expenses                                 2,879         3,370               5,941            6,973
                                                            --------------    ------------    ------------    ----------------
         Operating  income (loss)                                   420        (1,366)                795           (2,466)


Non-operating income (expense):
     Interest income                                                 20            23                  53               49
     Interest expense                                                (7)           (5)                (11)              (8)
     Foreign currency exchange                                       (7)           (3)                (82)             (58)
                                                            --------------    ------------     ------------    ----------------
         Total non-operating income (expense)                         6            15                 (40)             (17)

                                                            --------------    ------------     ------------    ----------------
        Income (loss) from operations before income taxes           426        (1,351)                755           (2,483)

Income tax expense (benefit)                                         94            18                 105               41
                                                            --------------    ------------     ------------    ----------------
Net  income (loss)                                                $ 332       ($1,369)               $650          ($2,524)
                                                            ==============    ============     ============    ================


Basic and diluted earnings (loss) per share:
     Total basic and diluted earnings (loss) per share            $0.04         ($0.18)             $0.08           ($0.33)
                                                            ==============    ============    ============    ================

Weighted average shares outstanding                               7,883          7,664              7,864            7,657
                                                            ==============    ============    ============    ================
Weighted average and potential shares outstanding                 7,988          7,664              7,917            7,657
                                                            ==============    ============    ============    ================

See accompanying notes to consolidated financial statements.

                                                  DATA I/O CORPORATION

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  June 30,          June 30,
For the six months ended                                                                            2003              2002
--------------------------------------------------------------------------------------------------------------------------------
(in  thousands)
OPERATING ACTIVITIES:
    Net income (loss) from operations                                                                 $650          ($2,524)
    Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                                   381              508
       Net loss on dispositions                                                                        220              227
       Amortization of deferred gain on sale                                                          (165)            (165)
       Net change in:
         Deferred revenue                                                                               60                -
         Trade accounts receivable                                                                    (266)           1,011
         Inventories                                                                                  (206)             792
         Other current assets                                                                          249             (141)
         Accrued costs of business restructuring                                                      (187)             (54)
         Accounts payable and accrued liabilities                                                     (126)            (147)
                                                                                                 -----------      --------------
    Net cash provided by (used in) operating activities                                                610             (493)

INVESTING ACTIVITIES:
    Purchases of property and equipment                                                               (277)            (430)
    Net from purchase and sale of marketable securities                                                341            1,386
                                                                                                 -----------      --------------
       Net cash provided by (used in) investing activities                                              64              956

FINANCING ACTIVITIES:
    Sale of common stock                                                                                58               76
    Proceeds from exercise of stock options                                                              2                -
                                                                                                 -----------      --------------
       Net cash provided by (used in) financing activities                                              60               76
                                                                                                 -----------      --------------
Increase/(decrease) in cash and cash equivalents                                                       734              539

Effects of exchange rate changes on cash                                                               184               75
Cash and cash equivalents at beginning of year                                                       4,383            2,656
                                                                                                 -----------      --------------
Cash and cash equivalents at end of quarter                                                         $5,301           $3,270
                                                                                                 ===========      ==============

See accompanying notes to consolidated financial statements.

                              DATA I/O CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED


NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of June 30, 2003 and June 30, 2002, according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2002.

Stock-Based Compensation

Data I/O has stock-based employee compensation plans. We apply APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our plans. Stock expense for the second quarter of 2003 and 2002 would have been the result of options issued with an exercise price below the underlying stock's market price. The following table illustrates the effect on net income (loss) and net income (loss) per share if Data I/O had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation.

Data I/O's pro forma information follows (in thousands, except per share data):

                                                                        Quarters Ended                    Six Months Ended
                                                                 -----------------------------    ----------------------------------

                                                                   June 30,         June 30,         June 30,           June 30,
                                                                     2003             2002             2003               2002
                                                                 ---------------    ----------    -------------     ----------------
Net income (loss) - as reported                                      $332            ($1,369)          $650            ($2,524)

Deduct:   Total  stock-based   employee   compensation  expense
determined  under fair value based  method for awards  granted,
modified, or settled, net of related tax effects                      (65)               (99)          (145)              (185)
                                                                 ---------------    ----------    -------------     ----------------
Net income (loss) - pro forma                                        $267            ($1,468)          $505            ($2,709)
                                                                 ===============    ==========    =============     ================

Basic and diluted income (loss) per share - as reported             $0.04             ($0.18)         $0.08             ($0.33)
Basic and diluted income (loss) per share - pro forma               $0.03             ($0.19)         $0.06             ($0.35)


NOTE 2 - INVENTORIES

Inventories consisted of the following components (in thousands):



                                           June 30,                  Dec. 31,
                                             2003                      2002
                                       ---------------          ----------------
                  Raw material             $2,169                    $2,308
                  Work-in-process           1,131                       875
                  Finished goods            1,368                     1,293
                                      ----------------          ----------------
                                           $4,668                    $4,476
                                      ================          ================

At the end of the quarter inventories reflected increased work-in-process related to an increase in orders in backlog. During the quarter we did not significantly change the net carrying values of our inventory.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components (in thousands):

                                            June 30,                Dec. 31,
                                             2003                    2002
                                        ---------------        ----------------
    Leasehold improvements                $    240                $      239
    Equipment                               11,871                    12,132
                                       ----------------        ----------------
                                            12,111                    12,371
    Less accumulated depreciation           10,886                    10,863
                                       ----------------        ----------------
    Property and equipment - net           $ 1,225                   $ 1,508
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

During the first quarter of 2003, we completed most of the previously accrued restructure actions. These payments were $27,000 less than anticipated from the original restructuring related charges that totaled $1.8 million during 2001 and 2002. Accordingly, included in the results for the first quarter is a reversal of these previously over-accrued restructure charges. At June 30, 2003, all restructuring expenses associated with the activities detailed above had been paid, except approximately $17,000.

An analysis of the restructuring activity is as follows (in thousands):

                                                          Reserve                        2003          Reserve
                                                         Balance at        2003       Payments/       Balance at
 Description                                           Dec. 31, 2002       Adj.      Write-offs     June 30, 2003
 --------------                                       ----------------- ----------- ------------- ------------------
 Downsizing U.S. Operations:
    Employee severance                                       $ 169         ($18)       ($146)            $  5
    Redmond facility consolidation                              10             -          (4)               6
    Consulting and legal expenses                               25           (9)         (10)               6
                                                       ----------------- ----------- ------------- ------------------
 Total                                                       $ 204         ($27)       ($160)             $17
                                                       ================= =========== ============= ==================

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                               For the second quarter          For the first six months
                                                             ---------------------------- --- ---------------------------
                                                                2003            2002            2003            2002
                                                             ------------    ------------     ----------    -------------
Numerator for basic and diluted earnings (loss) per share:
       Net income (loss)                                         $332         ($1,369)           $650        ($2,524)
                                                             ------------    ------------     ----------    -------------

Denominator:
        Denominator for basic earnings per share -
         weighted-average shares                                7,883           7,664           7,864          7,657
        Employee stock options (1)                                105               -              53              -
                                                             ------------    ------------     ----------    -------------
          Denominator for diluted earnings per share -
                  adjusted weighted-average shares and
                  assumed conversions of stock options          7,988           7,664           7,917          7,657
                                                             ------------    -------------    ----------    -------------
Basic and diluted earnings (loss) per share
         Total basic and diluted earnings (loss) per share      $0.04          ($0.18)          $0.08         ($0.33)
                                                             ============    =============    ==========    =============

(1)  At June 30,  2003 and 2002  there  were  1,384,775  and  1,327,919  shares, respectively, of outstanding options potentially issuable as common stock. Because of the net loss for the six months ended June 30, 2002, we did not include potentially issuable common stock in the calculation of diluted loss per share because this would be anti-dilutive. For options having an exercise price exceeding the market value of the common stock on June 30, 2003, we included the dilutive effect of those outstanding options, potentially issuable as common stock on that date, in the calculation of diluted income per share.

NOTE 6 - ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the first six months of 2003 differed from the statutory 34% tax rate primarily due to utilization of net operating loss carryforwards. The tax valuation allowance decreased by approximately $40,000 during the quarter ended June 30, 2003. As of June 30, 2003, the Company has a valuation allowance of $10,044,000.

NOTE 7 - COMPREHENSIVE INCOME

During the second quarter of 2003 and 2002 total comprehensive income (loss) was comprised of the following (in thousands):

                                                                For the second quarter         For the first six months
                                                              ---------------------------    ------------------------------
                                                                  2003            2002            2003            2002
                                                              ------------    -----------    -------------    ------------
        Net income (loss)                                         $332         ($1,369)           $650          ($2,524)
        Foreign currency translation gain (loss)                    17              95              74               79
                                                              ------------    -----------    -------------    ------------
        Total comprehensive income (loss)                         $349         ($1,274)           $724          ($2,445)
                                                              ============    ===========    =============    ============


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

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by Data I/O are fair value hedges. Generally, these contracts have maturities less than one year and require it to exchange foreign currencies for U.S. dollars at maturity. The change in fair value of the open hedge contracts as of June 30, 2003 is an unrealized loss of $30,873 and is included in accounts payable on the balance sheet.

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

In May of 2003, FASB issued Statement 149, which amends Statement 133 by clarifying various derivatives related issues and provides for more consistent reporting of derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. Data I/O has not yet determined the impact of this statement, but anticipates that it will be complying with the provisions of the statement, which is to be applied prospectively.

In May 2003, FASB issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company adopted Statement 150 on June 1, 2003. The adoption of
Statement 150 did not have any effect on the Company's financial position, results of operations, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding industry prospects or trends; expected level of expense; future results of operations or financial position; anticipated gross margin; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Data I/O is under no duty to update any of these forward-looking statements after the date of this report. The reader should not place undue reliance on these forward-looking statements. The following discussions and the discussions in the section entitled "Business - Cautionary Factors That May Affect Future Results" in Item 1 in the Company's Annual report on Form 10-K for the year ended December 31, 2002, and in Exhibit 99.1 of this report describe some, but not all, of the factors that could cause these differences.

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

We  believe  the  following  critical   accounting   policies  affect  the  more
significant judgments and estimates used in the preparation of our financial statements.

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

Deferred Taxes: We have incurred tax losses in each of the last four years and have net operating loss and tax credit carryforwards that begin expiring in 2020. We have provided a full valuation allowance against our deferred tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income.

Results of Operations

Net Sales

-----------------------------------------------------------------------------------------------------------------------
 (in thousands)


                                                      Second Quarter                         First Six Months
                                             ----------------------------------     ------------------------------------

 Net sales by product line                      2003        % Change     2002         2003      % Change       2002
 -------------------------------------------------------------------------------    ------------------------------------
 Non-automated programming systems             $2,758        (0.0%)    $2,762        $5,310      (3.3%)       $5,490

 Automated programming systems                  2,820        38.6%      2,034         6,423      36.8%         4,696
                                             -----------------------------------    ------------------------------------

 Total programming systems                     $5,578        16.3%     $4,796       $11,733      15.2%       $10,186
                                             ===================================    ====================================


                                                      Second Quarter                         First Six Months
                                             ----------------------------------     ------------------------------------

 Net sales by location                           2003     % Change      2002            2003   % Change        2002
 -------------------------------------------------------------------------------    ------------------------------------

 United States                                 $1,536       (27.5%)    $2,118         $3,351     (14.2%)      $3,907

    % of total                                  27.5%                   44.2%          28.6%                   38.4%

 International                                 $4,042        50.9%     $2,678         $8,382      33.5%       $6,279

    % of total                                  72.5%                   55.8%          71.4%                   61.6%

 -----------------------------------------------------------------------------------------------------------------------

Revenues for the second quarter of 2003 increased by approximately 16% compared to the second quarter of 2002. Orders were slow early in the quarter, which we believe to be associated with the impact of SARS, but gained momentum late in the quarter. Backlog increased by approximately $0.5 million to $1.9 million at June 30, 2003. Revenue increased due primarily to more automated system aftermarket sales. Sales declined for non-automated programming systems, which decline was primarily related to fewer sales of a low-cost programmer product line that we distributed. The vendor of this product line went out of business and our distribution relationship with this vendor ceased during the first quarter of 2003. These products represented $251,000 in revenue for the year 2002. Finally, the impact of the weakened US dollar favorably impacted us both from making products less expensive when sold overseas in US Dollars and from Euro-based sales that translated into higher US Dollar reported sales.

Data I/O continues to experience a trend in its sales mix towards increased international sales and believes that, with the economic situation in the United States and with the electronics industry trend toward offshore and outsourced manufacturing, this trend is likely to continue.

Gross Margin

                                                       Second Quarter                            First Six Months
                                       -----------------------------------------     ---------------------------------------

 (in thousands)                                2003                    2002                  2003                2002
----------------------------------------------------------------------------------------------------------------------------

Gross Margin                                  $3,299                  $2,004                $6,736              $4,507


Percentage of net sales                        59.1%                   41.8%                 57.4%               44.2%
----------------------------------------------------------------------------------------------------------------------------

Gross margins increased in dollars and as a percentage of sales for the second quarter of 2003 compared with the same period of 2002. Overall gross margins increased primarily due to the increase in sales volume, cost reductions due to the restructuring, and the second quarter of 2002 included unfavorable inventory reserves of approximately $600,000. In addition, margin percentages were higher than expected due to the sales mix including a larger amount of software and aftermarket products. The translation net impact from the weaker US Dollar also benefited the gross margin. Looking forward, we believe our expected sales mix should result in a mid-50's gross margin percentage.

Research and Development

                                                       Second Quarter                            First Six Months
                                  ----------------------------------------------    ---------------------------------------
 (in thousands)                                 2003                   2002                 2003                 2002
 --------------------------------------------------------------------------------------------------------------------------

 Research and development                      $1,078                 $1,398               $2,239               $2,706

 Percentage of net sales                        19.3%                  29.1%                19.1%                26.6%
 --------------------------------------------------------------------------------------------------------------------------

Research and development ("R&D") spending for the second quarter 2003 as compared to the second quarter 2002 was less in dollars and as a percentage of sales. This decrease in spending was primarily related to the restructuring actions taken in the past year reducing personnel costs, as well as lower R&D material costs.

Selling, General and Administrative

                                                       Second Quarter                            First Six Months
                                  ----------------------------------------------    ---------------------------------------
                                                2003                   2002                 2003                 2002
 --------------------------------------------------------------------------------------------------------------------------
 Selling, general & administrative             $1,801                 $1,972               $3,729               $4,267

 Percentage of net sales                        32.3%                  41.1%                31.8%                41.9%
 --------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative ("SG&A") expenses for the second quarter of 2003 declined compared with the same period in 2002, primarily due to Data I/O's reduced costs from the prior year's restructuring activities offset by our recording of increased incentive compensation and higher facility-related costs due to the loss of a sublease tenant and a rent increase in 2002. Data I/O's management incentive compensation and employee performance bonus plans are earned based upon various measures of quarterly profit and annual growth in profit that will be an incremental expense for any profits in 2003, as compared to our fiscal year 2002, in which we had a net loss.

Interest

                                                       Second Quarter                            First Six Months
                                          ---------------------------------------------------------------------------------
 (in thousands)                                 2003                   2002                 2003                 2002
 --------------------------------------------------------------------------------------------------------------------------
 Interest income                                $21                     $23                  $53                 $49

 Interest expense                               ($7)                    ($5)                ($11)                ($8)
 --------------------------------------------------------------------------------------------------------------------------

Interest income decreased slightly in the second quarter of 2003 compared to the same period in 2002 due to lower interest rates.

Income Taxes

                                                       Second Quarter                            First Six Months
                                          ---------------------------------------------------------------------------------
  (in thousands)                                 2003                   2002                 2003                 2002
 --------------------------------------------------------------------------------------------------------------------------
 Income tax expense (benefit)                    $94                    $18                  $105                 $41
 --------------------------------------------------------------------------------------------------------------------------

Tax expense recorded for the second quarter of 2003 was due to foreign taxes. Tax valuation reserves decreased by approximately $40,000 during the quarter. Data I/O has valuation reserves of $10,044,000 as of June 30, 2003 that are primarily related to U.S. based tax assets.

Financial Condition

Liquidity and Capital Resources

                                                                 Jun. 30,
Dec. 31,
(in thousands)                                                    2003                   Change             2002
------------------------------------------------------------- --------------------- -------------------- -------------------
Working capital                                                  $10,141                  $1,016            $9,125
------------------------------------------------------------- --------------------- -------------------- -------------------

Working capital increased during the first six months of 2003 primarily due to cash provided by operations. Cash, cash equivalents and marketable securities increased approximately $0.6 million during this period, inventory increased $0.2 million, and accounts receivable increased $0.2 million, while accounts payable decreased by $0.4 million. We have continued to focus on reducing the amount of inventory relative to our business level, especially through a focus on lean manufacturing processes. Should our business grow significantly, we anticipate that we will need to utilize existing liquidity to carry the increased receivables and inventory expected to be associated with sales growth. As of June 30, 2003, Data I/O had no debt outstanding.

Data I/O estimates that capital expenditures for property, plant and equipment during the remainder of 2003 will be between $300,000 and $1 million, excluding expenditures for strategic purposes. Data I/O's future capital requirements will depend on a number of factors including; decisions to invest in new systems, computers, software and technology equipment; costs associated with R&D; cost related to the launch of new products; and the potential use of funds for strategic purposes. We expect to fund capital expenditures from existing and internally generated funds or we may lease capital equipment. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements for at least 12 months.

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

During the first six months of 2003, we completed most of the previously accrued restructure actions. These payments were $27,000 less than anticipated from the original restructuring related charges that totaled $1.8 million during 2001 and 2002. Accordingly, included in the results for the first six months of 2003 is a reversal of these previously over-accrued restructure charges. At June 30, 2003, all restructuring expenses associated with the activities detailed above had been paid, except approximately $17,000, which was primarily associated with severance, facility, consulting and legal fees.

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

In May of 2003 FASB issued Statement 149, which amends Statement 133 by clarifying various derivative related issues and provides for more consistent reporting of derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. Data I/O has not yet determined the impact of this statement, but anticipates that it will be complying with the provisions of the statement, which is to be applied prospectively.

In May 2003, FASB issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company adopted Statement 150 on June 1, 2003. The adoption of
Statement 150 did not have any effect on the Company's financial position, results of operations, or cash flows.


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

The table below provides information about our marketable securities, including principal cash flows and the related weighted average interest rates (in thousands):

                                 Principal           Estimated Fair         Principal           Estimated Fair
                                 Cash Flows             Value at           Cash Flows              Value at
                                  For 2003           June 30, 2003         For Q2 2003        December 31, 2002
                               ---------------     -------------------    --------------    -----------------------
     Corporate Bonds                   -                   -                 $  734                 $   734
                                                                             2.936%
     Euro-dollar bonds               $330                $335                    -                      342
                                   2.100%
     Taxable Auction
     Securities                       400                 400                    -                        -
                                   1.176%
                               ---------------     -------------------    --------------    -----------------------
     Total portfolio value           $730                $735                  $734                  $1,076


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

At June 30, 2003, we had nine forward contracts to sell Euros in exchange for $1,195,375 with rates ranging from 1.0621 to 1.1698 and a weighted average rate of 1.124, all scheduled to be due within the next quarter with a value at maturity of $1,201,631.


Item 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, as of the Evaluation Date, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in timely alerting them to the material information relating to Data I/O required to be included in the reports that Data I/O files or submits under the Exchange Act.

There were no changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, this control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Data I/O have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 20, 2003, there were present in person or by proxy the holders of 7,437,205 (94.34%) shares of Common Stock of Data I/O thereby constituting a quorum. The following are the matters approved and the voting results:

(a) Election of a Board of Directors consisting of the following six (6) directors:

               Name                        Votes For    Votes Withheld

               Glen F. Ceiley              7,324,678         112,527
               Daniel A. DiLeo             7,340,598          96,607
               Paul A. Gary                7,387,999          49,206
               Frederick R. Hume           7,385,599          51,606
               Edward D. Lazowska          7,380,299          56,906
               Steven M. Quist             7,377,698          59,507

(b) Approval to amend the Data I/O Corporation 1982 Employee Stock Purchase Plan as described in the Proxy Statement for the 2003 Annual Meeting. The amendment passed by the following vote counts: 7,085,453 votes for; 324,065 against; 27,687 abstain; and 445,983 broker non-votes.

(c) The proposal to ratify the selection of Grant Thornton LLP as Data I/O's independent auditors passed with the following vote results: 7,396,866 for; 15,643 against; 24,696 abstain; and 445,983 broker non-votes.

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

(1) Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.7., 10.23, and 10.24.

(2) Retirement Plan and Trust Agreement. See Exhibit 10.2, 10.3, 10.4, 10.11, 10.14, 10.15, and 10.16.

(3) Summary of Management Incentive Compensation Plan. See Exhibit 10.12.

(4) Amended and Restated 1983 Stock Appreciation Rights Plan.  See Exhibit 10.1.

(5) Amended and Restated 1986 Stock Option Plan.  See Exhibit 10.18.

(6) Form of Change in Control Agreements. See Exhibit 10.5.

(7) 1996 Director Fee Plan.  See Exhibit 10.6 and 10.17.

(8) Letter Agreement with Frederick R. Hume. See Exhibit 10.20.

(9) Amended and Restated 2000 Stock Compensation Incentive Plan.
    See Exhibit 10.23.

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

              10.18 Amended and  Restated  1986 Stock  Option Plan dated May 12,
                    1998 (Incorporated by reference to Exhibit 10.37 of the Company's 1998 Annual Report on Form 10-K (File No. 0-10394)).

              10.19 Sublease   dated   December   22,  1999   between  Data  I/O
                    Corporation and Imandi.com, Inc. (Incorporated by reference to Exhibit 10.34 of the Company's 1999 Annual Report on Form 10-K (File No. 0-10394)).

              10.20 Letter  Agreement  with Fred R. Hume dated January 29, 1999.
                    (Incorporated by reference to Exhibit 10.35 of the Company's 1999 Annual Report on Form 10-K (File 0-10394)).

              10.21 Letter   Agreement  dated  May  28,  1999,  among  Data  I/O
                    Corporation, JTAG Technologies B.V., and JTAG Holding B.V. (Incorporated by reference to Exhibit 10.36 of the Company's 1999 Annual Report on Form 10-K (File No. 0-10394)).

              10.22 Amended and Restated 2000 Stock Compensation  Incentive Plan
                    dated May 19, 2000. (Incorporated by reference to the Company's 2000 Proxy Statement dated March 27, 2000.)

              10.23 Amended and  Restated  1982  Employee  Stock  Purchase  Plan
                    dated May 16, 2001 (Incorporated by reference to the Company's 2001 Proxy Statement dated March 28, 2001.)

              10.24 Amended and  Restated  1982  Employee  Stock  Purchase  Plan
                    dated April 17, 2003  (Incorporated  by reference to Exhibit
                    4.1 to the Company's Registration Statement of Form S-8 (File No. 333-107543, filed August 1, 2003))

          31   Certification - Section 302:

                31.1  Chief Executive Officer Certification                19
                31.2  Chief Financial Officer Certification                20

          32   Certification - Section 906:

                32.1     Chief Executive Officer Certification             21
                32.2     Chief Financial Officer Certification             22


          99    Other Exhibits

                99.1  Risk Factors                                         23

(b)   Reports on Form 8-K

On April 18, 2003, Data I/O furnished a copy of a press release announcing Data I/O's first quarter results on a Form 8-K under Item 9 and 12. The information furnished in the Form 8-K pursuant to Item 9 and 12 shall not be deemed filed under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DATA I/O CORPORATION
                                       (REGISTRANT)
DATED:   August 14, 2003


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




                                   By://S//Frederick R. Hume
                                      Frederick R. Hume
                                      President
                                      Chief Executive Officer
                     (Principal Executive Officer and Duly Authorized Officer)

Exhibit 31.1

Section 302 Certification
I, Frederick R. Hume, certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Data I/O Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control of financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date August 14, 2003            /s/ FREDERICK R. HUME
                                Frederick R. Hume
                                President and Chief Executive Officer
                                (Principal Executive Officer)

Exhibit 31.1

Section 302 Certification
I, Joel S. Hatlen, certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Data I/O Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control of financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date  August 14, 2003            /s/ JOEL S. HATLEN
                                 Joel S. Hatlen
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frederick R. Hume
Frederick R. Hume
Chief Executive Officer
(Principal Executive Officer)
August 14, 2003

Exhibit 32.2

Certification by Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joel S. Hatlen
Joel S. Hatlen
Chief Financial Officer
(Principal Financial Officer)
August 14, 2003

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

Any or all of the forward-looking statements in this Quarterly Report or in any other public statement made may turn out to be wrong. They can be affected by inaccurate assumptions we might make and known or unknown risks and uncertainties. Many factors -- for example, product competition and product development -- will be important in determining future results. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Actual future results may materially vary.

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

For example, we may encounter these problems:

o technical problems in the development of a new programming system platform or the robotics for new automated handing systems

o inability to hire qualified personnel

o delays or failures to perform by third parties involved in our development projects

Delays in the development, completion and shipment of new products, or failure of customers to accept new products, may result in a decline in sales or additional costs in 2003 and beyond.

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

Economic and Market Conditions

Our business is highly impacted by capital spending plans and other economic cycles that affect the users and manufacturers of semiconductors. These industries are highly cyclical and are characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. As we experienced in 2002, our operations may in the future reflect substantial fluctuations from period-to-period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. These factors could have a material adverse effect on our business and financial condition.

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

Dependence on Semiconductor Manufacturers

We work  closely  with  most  semiconductor  manufacturers  to  ensure  that our programming systems comply with their requirements. In addition, many semiconductor manufacturers recommend our programming systems for use by users of their programmable devices. These working relationships enable us to keep our programming systems product line up to date and provide end-users with broad and current programmable device support. Our business may be adversely affected if our relationships with semiconductor manufacturers deteriorate.

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

o political and economic instability

o local competitors focused on their local market

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