Form 10-Q
period 2003-09-30
DATA I/O CORP
filed 2003-11-14
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                   (Mark One)

              ( X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2003

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

7,972,514 shares of no par value of the Registrant's Common Stock were issued and outstanding as of November 1, 2003.

                              DATA I/O CORPORATION

                                    FORM 10-Q
                    For the Quarter Ended September 30, 2003

                                      INDEX


Part I - Financial Information                                            Page

     Item 1.    Financial Statements (unaudited)                            3

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations               9

     Item 3.    Quantitative and Qualitative Disclosures
                About Market Risk                                          12

     Item 4.    Controls and Procedures                                    14

Part II - Other Information

     Item 1.    Legal Proceedings                                          14

     Item 2.    Changes in Securities and Use of Proceeds                  14

     Item 3.    Defaults Upon Senior Securities                            14

     Item 4.    Submission of Matters to a Vote of Security Holders        14

     Item 5.    Other Information                                          14

     Item 6.    Exhibits and Reports on Form 8-K                           14

     Signatures                                                            18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                        DATA I/O CORPORATION

                                     CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                        Sept. 30,                      Dec. 31,
                                                                                          2003                           2002
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                                      (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                            $4,279                       $4,383
     Marketable securities                                                                 1,830                        1,076
     Trade accounts receivable, less allowance for
        doubtful accounts of $196 and $187                                                 5,519                        4,328

     Inventories                                                                           4,173                        4,476
     Other current assets                                                                    176                          509
                                                                                   ---------------------           ----------------
         TOTAL CURRENT ASSETS                                                             15,977                       14,772

Property and equipment - net                                                               1,160                        1,508
Other assets                                                                                  27                           87
                                                                                   ---------------------           ----------------
        TOTAL ASSETS                                                                     $17,164                      $16,367
                                                                                   =====================           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                     $1,230                       $1,200
     Accrued compensation                                                                    899                          826
     Deferred revenue                                                                      1,518                        1,613
     Other accrued liabilities                                                             1,414                        1,714
     Income taxes payable                                                                    377                          294
                                                                                   ---------------------           ----------------
            TOTAL CURRENT LIABILITIES                                                      5,438                        5,647

Deferred gain on sale of property                                                          1,188                        1,435
                                                                                   ---------------------           ----------------
            TOTAL LIABILITIES                                                              6,626                        7,082

COMMITMENTS                                                                                    -                            -

STOCKHOLDERS' EQUITY:
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                                           -                            -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,963,545
           and 7,767,630 shares                                                           18,760                       18,638
     Accumulated deficit                                                                  (8,309)                      (9,279)
     Accumulated other comprehensive income (loss)                                            87                          (74)
                                                                                   ---------------------           ----------------
        TOTAL STOCKHOLDERS' EQUITY                                                        10,538                        9,285
                                                                                   ---------------------           ----------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $17,164                      $16,367
                                                                                   =====================           ================


See accompanying notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  Quarters Ended                     Nine Months Ended
----------------------------------------------------------- ------------------------------ -- --------------------------------
                                                               Sept. 30,        Sept. 30,         Sept. 30,         Sept. 30,
                                                                 2003             2002              2003              2002
----------------------------------------------------------- -------------- -- ------------ -- ------------ -- ----------------
(in thousands, except per share data)

Net sales                                                        $6,360          $6,443           $18,092          $16,629
Cost of goods sold                                                3,032           3,172             8,028            8,851
                                                            --------------    ------------    ------------    ----------------
Gross margin                                                      3,328           3,271            10,064            7,778

Operating expenses:
     Research and development                                     1,294           1,430             3,534            4,136
     Selling, general and administrative                          1,823           2,109             5,551            6,376
     Net provision (reversal) for business restructuring              -             497               (27)             497
                                                            --------------    ------------    ------------    ----------------
           Total operating expenses                               3,117           4,036             9,058           11,009
                                                            --------------    ------------    ------------    ----------------
         Operating  income (loss)                                   211            (765)            1,006           (3,231)

Non-operating income (expense):
     Interest income                                                 20              20                73               69
     Interest expense                                                (4)             (4)              (16)             (12)
     Foreign currency exchange                                      (22)           (121)             (103)            (179)
                                                            --------------    ------------    ------------    ----------------
             Total non-operating income (expense)                    (6)           (105)              (46)            (122)
                                                            --------------    ------------    ------------    ----------------
        Income (loss) from operations before income taxes           205            (870)              960           (3,353)

Income tax expense (benefit)                                       (114)            (37)              (10)               4
                                                            --------------    ------------    ------------    ----------------

Net  income (loss)                                                $ 319          ($ 833)             $970          ($3,357)
                                                            ==============    ============    ============    ================

Basic and diluted earnings (loss) per share                       $0.04          ($0.11)            $0.12           ($0.44)
                                                            ==============    ============    ============    ================

Weighted average shares outstanding                               7,937           7,733             7,888            7,682
                                                            ==============    ============    ============    ================

Weighted average and potential shares outstanding                 8,243           7,733             8,026            7,682
                                                            ==============    ============    ============    ================

See accompanying notes to consolidated financial statements.

                                                  DATA I/O CORPORATION

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Sept. 30,         Sept. 30,
For the nine months ended                                                                           2003              2002
--------------------------------------------------------------------------------------------------------------------------------
(in  thousands)
OPERATING ACTIVITIES:
    Net income (loss) from operations                                                                 $970          ($3,357)
    Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                                   563              783
       Net loss on dispositions                                                                        201              233
       Amortization of deferred gain on sale                                                          (247)            (247)
       Net change in:
         Deferred revenue                                                                              (94)               7
         Trade accounts receivable                                                                  (1,233)             335
         Inventories                                                                                   293            1,658
         Other current assets                                                                          340              (22)
         Accrued costs of business restructuring                                                      (188)              69
         Accounts payable and accrued liabilities                                                       80             (436)
                                                                                                 -----------      --------------
    Net cash provided by (used in) operating activities                                                685             (977)

INVESTING ACTIVITIES:
    Purchases of property and equipment                                                               (356)            (600)
    Net from purchase and sale of marketable securities                                               (755)           2,148
                                                                                                 -----------      --------------
       Net cash provided by (used in) investing activities                                          (1,111)           1,548

FINANCING ACTIVITIES:
    Sale of common stock                                                                               119              137
    Proceeds from exercise of stock options                                                              3                -
                                                                                                 -----------      --------------
       Net cash provided by (used in) financing activities                                             122              137

                                                                                                 -----------      --------------
Increase/(decrease) in cash and cash equivalents                                                      (304)             708

Effects of exchange rate changes on cash                                                               200               75
Cash and cash equivalents at beginning of year                                                       4,383            2,656
                                                                                                 -----------      --------------
Cash and cash equivalents at end of quarter                                                         $4,279           $3,439
                                                                                                 ===========      ==============

See accompanying notes to consolidated financial statements.

                              DATA I/O CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of September 30, 2003 and September 30, 2002, according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2002.

Stock-Based Compensation

Data I/O has stock-based employee compensation plans. We apply APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our plans. Stock expense for the third quarter of 2003 and 2002 would have been the result of options issued with an exercise price below the underlying stock's market price. The following table illustrates the effect on net income (loss) and net income (loss) per share if Data I/O had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation.

Data I/O's pro forma information follows (in thousands, except per share data):

                                                                        Quarters Ended                     Nine Months Ended
                                                                 ------------------------------   ----------------------------------
                                                                   Sept. 30,        Sept. 30,         Sept. 30,         Sept. 30,
                                                                      2003             2002              2003              2002
                                                                 ---------------   -----------    --------------    ----------------
Net income (loss) - as reported                                      $319              ($833)            $970           ($3,357)

Deduct:   Total  stock-based   employee   compensation  expense
determined  under fair value based  method for awards  granted,
modified, or settled, net of related tax effects                      (68)              (102)            (239)             (287)
                                                                 ---------------    -----------    --------------   ----------------
Net income (loss) - pro forma                                        $251              ($935)            $731           ($3,644)
                                                                 ===============    ===========    ==============   ================

Basic and diluted income (loss) per share - as reported             $0.04             ($0.11)           $0.12            ($0.44)
Basic and diluted income (loss) per share - pro forma               $0.03             ($0.12)           $0.09            ($0.47)

NOTE 2 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                          Sept. 30,               Dec. 31,
                                            2003                    2002
                                      ----------------      ----------------
     Raw material                          $2,001                  $2,308
     Work-in-process                          945                     875
     Finished goods                         1,227                   1,293
                                      ----------------      ----------------
                                           $4,173                  $4,476
                                      ================      ================

At the end of the quarter inventories reflected increased work-in-process related to an increase in orders in backlog. During the quarter we did not significantly change the net carrying values of our inventory.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components (in thousands):

                                        Sept. 30,                 Dec. 31.
                                           2003                     2002
                                     ----------------        ----------------
     Leasehold improvements             $    245                $     239
     Equipment                            11,825                   12,132
                                     ----------------          ----------------
                                          12,070                   12,371
     Less accumulated depreciation        10,910                   10,863
                                     ----------------          ----------------
     Property and equipment - net        $ 1,160                  $ 1,508
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

During the first quarter of 2003, we completed most of the previously accrued restructure actions. These payments were $27,000 less than anticipated from the original restructuring related charges that totaled $1.8 million during 2001 and 2002. Accordingly, included in the results for the first quarter was a reversal of these previously over-accrued restructure charges. At September 30, 2003, all restructuring expenses associated with the activities detailed above had been paid, except approximately $16,000.

An analysis of the restructuring activity is as follows (in thousands):

                                                          Reserve                       2003           Reserve
                                                         Balance at        2003       Payments/       Balance at
 Description                                           Dec. 31, 2002       Adj.      Write-offs    Sept. 30, 2003
 --------------                                       ----------------- ----------- ------------- ------------------
 Downsizing U.S. Operations:
    Employee severance                                    $ 169           ($18)        ($146)            $ 5
    Redmond facility consolidation                           10              -            (5)              5
    Consulting and legal expenses                            25            ( 9)          (10)              6
                                                      ----------------- ----------- ------------- ------------------
 Total                                                    $ 204           ($27)        ($161)            $16
                                                      ================= =========== ============= ==================

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                For the third quarter         For the first nine months
                                                             ---------------------------- --- ---------------------------
                                                                2003             2002             2003            2002
                                                             ------------    ------------     ----------    -------------
Numerator for basic and diluted earnings (loss) per share:
       Net income (loss)                                         $319            ($833)            $970         ($3,357)
                                                             ------------    ------------     ----------    -------------

Denominator:
        Denominator for basic earnings per share -
         weighted-average shares                                7,937            7,733            7,888           7,682
        Employee stock options (1)                                306                -              138               -
                                                             ------------    ------------     ----------    -------------

         Denominator for diluted earnings per share -
                  adjusted weighted-average shares and
                  assumed conversions of stock options          8,243            7,733            8,026           7,682
                                                             ------------    -------------    ----------    -------------
Basic and diluted earnings (loss) per share
         Total basic and diluted earnings (loss) per share      $0.04           ($0.11)           $0.12          ($0.44)
                                                             ============    =============    ==========    =============

(1)  At September 30, 2003 and 2002 there were  1,339,462 and 1,222,438  shares, respectively, of outstanding options potentially issuable as common stock. Because of the net loss for the nine months ended September 30, 2002, we did not include potentially issuable common stock in the calculation of diluted loss per share because this would be anti-dilutive. For options having an exercise price exceeding the market value of the common stock on September 30, 2003, we included the dilutive effect of those outstanding options, potentially issuable as common stock on that date, in the calculation of diluted income per share.

NOTE 6 - ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the first nine months of 2003 differed from the statutory 34% tax rate primarily due to utilization of net operating loss carryforwards. The benefit recorded related to foreign taxes. The tax valuation allowance decreased by approximately $14,000 during the quarter ended September 30, 2003. As of September 30, 2003, the Company has a valuation allowance of $10,030,000.

NOTE 7 - COMPREHENSIVE INCOME

During the third quarter of 2003 and 2002 total comprehensive income (loss) was comprised of the following (in thousands):

                                                                For the third quarter           For the first nine months
                                                              ---------------------------    --------------------------------
                                                                  2003            2002             2003              2002
                                                              ------------    -----------    ---------------     ------------

        Net income (loss)                                         $319           ($833)            $970            ($3,357)
        Foreign currency translation gain (loss)                    16             (21)             163                 58
                                                              ------------    -----------    ---------------     ------------
        Total comprehensive income (loss)                         $335           ($854)          $1,133            ($3,299)
                                                              ============    ===========    ===============     ============

NOTE 8 - FOREIGN CURRENCY TRANSLATION AND DERIVATIVES

Data I/O translates assets and liabilities of foreign subsidiaries at the exchange rate on the balance sheet date. We translate revenues, costs and expenses of foreign subsidiaries at average rates of exchange prevailing during the year. We charge or credit translation adjustments resulting from this process to stockholders' equity in other comprehensive income, net of taxes. Realized and unrealized gains and losses resulting from the effects of changes in exchange rates on assets and liabilities denominated in foreign currencies are included in non-operating expense as foreign currency transaction gains and losses.

Data I/O accounts for its hedging activities in accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value.

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by Data I/O are fair value hedges. Generally, these contracts have maturities less than one year and require it to exchange foreign currencies for U.S. dollars at maturity. The change in fair value of the open hedge contracts as of September 30, 2003 is an unrealized loss of $24,674 and is included in accounts payable on the balance sheet.

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

NOTE 9 - NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. Data I/O has adopted the provisions of the statement, which has had no material impact.

In May of 2003, FASB issued Statement 149, which amends Statement 133 by clarifying various derivatives related issues and provides for more consistent reporting of derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. Data I/O has adopted the provisions of the statement, which has had no material impact.

In May 2003, FASB issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." Statement 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company adopted Statement 150 on June 1, 2003. The adoption of
Statement 150 did not have any effect on the Company's financial position, results of operations, or cash flows.

On January 17, 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 interprets ARB No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, which requires the preparation of consolidated financial statements when one entity has a controlling financial interest in a second entity. FIN 46 specifies disclosures that are required for financial statements issued after January 31, 2003 but prior to the effective date of the Interpretation for entities created before February 1, 2003 and interests in those entities acquired before that date, as well as disclosures that will be required for financial statements of primary beneficiaries and others with variable interests in variable interest entities issued after the effective date. The Company believes its adoption of this new accounting standard will not have a material impact on the Company's results of operations or financial position, as the Company does not have variable interest entities.


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

Results of Operations

Net Sales

-----------------------------------------------------------------------------------------------------------------------
 (in thousands)

                                                       Third Quarter                         First Nine Months
                                              ----------------------------------    ------------------------------------
 Net sales by product line                         2003   % Change      2002              2003      % Change      2002
 -------------------------------------------------------------------------------    ------------------------------------
 Non-automated programming systems                $2,396    (21.7%)    $3,059            $7,705     (10.5%)      $8,607

 Automated programming systems                     3,964     17.1%      3,384            10,387      29.5%        8,022
                                              ----------------------------------    ------------------------------------
 Total programming systems                        $6,360     (1.3%)    $6,443           $18,092       8.8%      $16,629
                                              ==================================    ====================================

                                                       Third Quarter                        First Nine Months
                                              ----------------------------------    ------------------------------------

 Net sales by location                             2003    % Change    2002              2003      % Change       2002
 -------------------------------------------------------------------------------    ------------------------------------

 United States                                    $2,040     (0.8%)    $2,057            $5,391      (9.6%)      $5,964

    % of total                                     32.1%     31.9%      29.8%             35.9%

 International                                    $4,320     (1.5%)    $4,386           $12,702      19.1%      $10,665

    % of total                                     67.9%                68.1%             70.2%                   64.1%

 -----------------------------------------------------------------------------------------------------------------------

Revenues for the third quarter of 2003 were basically flat compared to the third quarter of 2002. Backlog decreased by approximately $0.6 million to $1.3 million at September 30, 2003. Revenue for the quarter from automated systems and their related aftermarket sales increased over the third quarter of 2002. Offsetting this increase was a decline in non-automated programming systems aftermarket and software as well as fewer sales of a low cost programmer product line that we formerly distributed. The vendor of this product line went out of business and our distribution relationship with this vendor ceased during the first quarter of 2003. These products represented $251,000 in revenue for the year 2002.
Finally, the impact of the weakened US dollar favorably impacted us both by making products less expensive when sold overseas in US Dollars and by Euro-based sales that translated into higher US Dollar reported sales.

Data I/O continues to experience a trend in its sales mix towards increased international sales and believes that, with the economic situation in the United States and with the electronics industry trend toward offshore and outsourced manufacturing, this trend is likely to continue.

Gross Margin

                                                        Third Quarter                           First Nine Months
                                     -------------------------------------------     ---------------------------------------
 (in thousands)                                 2003                   2002                  2003                2002
----------------------------------------------------------------------------------------------------------------------------
Gross Margin                                  $3,328                  $3,271               $10,064              $7,778


Percentage of net sales                        52.3%                   50.8%                 55.6%               46.8%
----------------------------------------------------------------------------------------------------------------------------

Gross margins increased in dollars and as a percentage of sales for the third quarter of 2003 compared with the same period of 2002. Overall gross margins increased primarily due to cost reductions resulting from the restructuring. The gross margin percentage at 52.3% was lower than expected due to the sales mix including a larger amount of lower margin configured PS systems and fewer sales of software and aftermarket products, which tend to have a higher margin, as well as the reduction in inventories causing an unfavorable labor and overhead variance. Looking forward, we believe our expected sales mix should result in a mid-50's gross margin percentage.

Research and Development

                                                        Third Quarter                           First Nine Months
                                  ----------------------------------------------      -------------------------------------
  (in thousands)                                 2003                   2002                 2003                 2002
 --------------------------------------------------------------------------------------------------------------------------
 Research and development                      $1,294                 $1,430               $3,534               $4,136

 Percentage of net sales                        20.3%                  22.2%                19.5%                24.9%
 --------------------------------------------------------------------------------------------------------------------------

Research and development ("R&D") spending for the third quarter 2003 as compared to the third quarter 2002 was less in dollars and as a percentage of sales. This decrease in spending was primarily related to the restructuring actions taken in the past year reducing personnel costs, offset in part by higher contracted R&D costs in connection with the recently introduced TF-30 automated tray feeder option for the PS 300. This general level of third quarter R&D spending is expected to continue in the fourth quarter.

Selling, General and Administrative

                                                        Third Quarter                           First Nine Months
                                  ----------------------------------------------    ---------------------------------------
                                                 2003                   2002                 2003                 2002
 --------------------------------------------------------------------------------------------------------------------------
 Selling, general & administrative             $1,823                 $2,109               $5,551               $6,376

 Percentage of net sales                        28.7%                  32.7%                30.7%                38.3%
 --------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative ("SG&A") expenses for the third quarter of 2003 declined compared with the same period in 2002, primarily due to Data I/O's reduced costs from the prior year's restructuring activities, offset in part by increased incentive compensation. Data I/O's management incentive compensation and employee performance bonus plans are earned based upon various measures of quarterly profit and annual growth in profit that will be an incremental expense for any profits in 2003, as compared to our fiscal year 2002, in which we had a net loss.

Interest

                                                        Third Quarter                           First Nine Months
                                          --------------------------------------     --------------------------------------
 (in thousands)                                  2003                    2002                  2003                 2002
 --------------------------------------------------------------------------------------------------------------------------
 Interest income                                  $20                     $20                   $73                  $69

 Interest expense                                 ($4)                    ($4)                 ($16)                ($12)
 --------------------------------------------------------------------------------------------------------------------------

Income Taxes

                                                        Third Quarter                           First Nine Months
                                          --------------------------------------      -------------------------------------
 (in thousands)                                  2003                    2002                  2003                 2002
 --------------------------------------------------------------------------------------------------------------------------
 Income tax expense (benefit)                   ($114)                   ($37)                 ($10)                  $4
 --------------------------------------------------------------------------------------------------------------------------

Tax benefit recorded for the third quarter of 2003 was due to foreign taxes. Tax valuation reserves decreased by approximately $14,000 during the quarter. Data I/O has valuation reserves of $10,030,000 as of September 30, 2003 that are primarily related to U.S. based tax assets.

Financial Condition

Liquidity and Capital Resources

                                                                   Sept. 30,                                     Dec. 31,
(in thousands)                                                        2003                 Change                  2002
------------------------------------------------------------- --------------------- -------------------- -------------------
Working capital                                                     $10,539                $1,414                  $9,125
------------------------------------------------------------- --------------------- -------------------- -------------------

Working capital increased during the first nine months of 2003 primarily due to cash provided by operations. Cash, cash equivalents and marketable securities increased approximately $0.6 million during this period, inventory decreased $0.3 million, and accounts receivable increased $1.2 million, while accounts payable and accrued liabilities decreased by $0.2 million. Our increase in accounts receivable relates to sales occurring later in the quarter and slower paying foreign customers. We have continued to focus on reducing the amount of inventory relative to our business level, especially through a focus on lean manufacturing processes. Should our business grow significantly, we anticipate that we will need to utilize existing liquidity to carry the increased receivables and inventory expected to be associated with sales growth. As of September 30, 2003, Data I/O had no debt outstanding.

Data I/O estimates that capital expenditures for property, plant and equipment during the remainder of 2003 will be between $200,000 and $400,000, excluding expenditures for strategic purposes. Data I/O's future capital requirements will depend on a number of factors including; decisions to invest in new systems, computers, software and technology equipment; costs associated with R&D; cost related to the launch of new products; and the potential use of funds for strategic purposes. We expect to fund capital expenditures from existing and internally generated funds or we may lease capital equipment. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements for at least 12 months.

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

During the first nine months of 2003, we completed most of the previously accrued restructure actions. These payments were $27,000 less than anticipated from the original restructuring related charges that totaled $1.8 million during 2001 and 2002. Accordingly, included in the results for the first nine months of 2003 is a reversal of these previously over-accrued restructure charges. At September 30, 2003, all restructuring expenses associated with the activities detailed above had been paid, except approximately $16,000, which was primarily associated with severance, facility, consulting and legal fees.

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus opinion on EITF 00-21, "Revenue Arrangements with Multiple Deliverables." The consensus provides that revenue arrangements with multiple deliverables should be divided into separate units of accounting if certain criteria are met. The consideration for the arrangement should be allocated to the separate units of accounting based on their relative fair values, with different provisions if the fair value of all deliverables are not known or if the fair value is contingent on delivery of specified items or performance conditions. Applicable revenue recognition criteria should be considered separately for each separate unit of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Entities may elect to report the change as a cumulative effect adjustment in accordance with APB Opinion 20, Accounting Changes. Data I/O has adopted the provisions of the statement, which has had no material impact.

In May of 2003 FASB issued Statement 149, which amends Statement 133 by clarifying various derivative related issues and provides for more consistent reporting of derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003, with some exceptions, and for hedging relationships designated after June 30, 2003. Data I/O has adopted the provisions of the statement, which has had no material impact. In May 2003, FASB issued Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003. The Company adopted Statement 150 on June 1, 2003. The adoption of Statement 150 did not have any effect on the Company's financial position, results of operations, or cash flows.

On January 17, 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 interprets ARB No. 51, Consolidated Financial Statements, as amended by FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, which requires the preparation of consolidated financial statements when one entity has a controlling financial interest in a second entity. FIN 46 specifies disclosures that are required for financial statements issued after January 31, 2003 but prior to the effective date of the Interpretation for entities created before February 1, 2003 and interests in those entities acquired before that date, as well as disclosures that will be required for financial statements of primary beneficiaries and others with variable interests in variable interest entities issued after the effective date. The Company believes its adoption of this new accounting standard will not have a material impact on the Company's results of operations or financial position, as the Company does not have variable interest entities.

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

The table below provides information about our marketable securities, including principal cash flows and the related weighted average interest rates (in thousands):

                                 Principal           Estimated Fair         Principal           Estimated Fair
                                 Cash Flows             Value at           Cash Flows              Value at
                                  For 2003           Sept. 30, 2003         From 2003         December 31, 2002
                               ---------------     -------------------    --------------    -----------------------
     Corporate Bonds                    -                      -            $   734                $   734
                                                                             2.936%
     Euro-dollar bonds             $  330                   $330                  -                    342
                                   2.100%
     Tax Advantaged
     Auction Securities             1,000                  1,000                  -
                                   1.069%
     Taxable Auction
     Securities                       500                    500                  -                      -
                                   1.115%
                               ---------------     -------------------    --------------    -----------------------
     Total portfolio value         $1,830                 $1,830            $   734                 $1,076

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

At September 30, 2003, we had six forward contracts to sell Euros in exchange for $684,119 with rates ranging from 1.0752 to 1.1479 and a weighted average rate of 1.126, all scheduled to be due within the next quarter with a value at maturity of $683,701.

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

(1) Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.7, 10.23, and 10.24.

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

          31  Certification - Section 302:

              31.1  Chief Executive Officer Certification               19

              31.2  Chief Financial Officer Certification               20

          32  Certification - Section 906:

              32.1  Chief Executive Officer Certification               21
              32.2  Chief Financial Officer Certification               22


         99   Other Exhibits
              99.1  Risk Factors                                        22


 (b) Reports on Form 8-K

On July 30, 2003, Data I/O furnished a copy of a press release announcing Data I/O's second quarter results on a Form 8-K under Item 12. The information furnished in the Form 8-K pursuant to Item 12 shall not be deemed filed under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   DATA I/O CORPORATION
                                        (REGISTRANT)
DATED:   November 13, 2003


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

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over a financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date November 13, 2003          /s/ FREDERICK R. HUME
                                Frederick R. Hume
                                President and Chief Executive Officer
                                (Principal Executive Officer)

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

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over a financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date November 13, 2003           /s/ JOEL S. HATLEN
                                 Joel S. Hatlen
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Frederick R. Hume
Frederick R. Hume
Chief Executive Officer
(Principal Executive Officer)
November 13, 2003

Exhibit 32.2

Certification by Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Joel S. Hatlen
Joel S. Hatlen
Chief Financial Officer
(Principal Financial Officer)
November 13, 2003

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

History of Losses

We have incurred net losses in each of our last three fiscal years. We have decreased our operating expenses in recent periods through the restructuring plans that we initiated during our prior fiscal year. We will continue to examine our level of operating expense based upon our projected revenues. Any planned increases in operating expenses may result in larger losses in future periods if projected revenues are not achieved. As a result, we may need to generate greater revenues than we have recently generated to maintain profitability. However, we cannot provide assurance that our revenues will increase and our strategy may not be successful, resulting in future losses.

Affects of Restructuring Activities

Beginning in the prior fiscal year and continuing in the past fiscal year, we reduced our workforce from 224 to 125 employees at the end of 2002. There have been and may continue to be substantial costs associated with this workforce reduction related to severance and other employee-related costs and our restructuring plan may yield unanticipated consequences, such as increased burden on our administrative, operational, and financial resources and has increased the responsibilities for our management personnel. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities.

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