Form 10-K
period 2003-12-31
DATA I/O CORP
filed 2004-03-30
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
                                December 31, 2003
                                       or

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

     P.O. Box 97046,10525 Willows Road N.E., Redmond, Washington, 98073-9746
        (Address, including zip code, of registrant's principle executive offices and telephone number, including area code (425) 881-6444)

            Securities registered pursuant to Section 12(b)of the Act

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

      Aggregate market value of voting and non-voting Common Stock held by non-affiliates of the registrant as of June 30, 2003
                                   $15,688,788


8,008,561 shares of Common Stock, no par value, outstanding as of March 22, 2004

                       Documents incorporated by reference

Portions of the registrant's Proxy Statement relating to its May 20, 2004 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

                              DATA I/O CORPORATION

                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 2003

                                      INDEX


Part I                                                                  Page


     Item 1.    Business                                                  3

     Item 2.    Properties                                               13

     Item 3.    Legal Proceedings                                        13

     Item 4.    Submission of Matters to a Vote of Security Holders      13


Part II

     Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters                                      14

     Item 6.    Selected Financial Data                                  15

     Item 7.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations            16

     Item 7A.   Quantitative and Qualitative Disclosure
                About Market Risk                                        22

     Item 8.    Financial Statements and Supplementary Data              22

     Item 9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                   43

Part III

     Item 10.   Directors and Executive Officers of the Registrant       43

     Item 11.   Executive Compensation                                   43

     Item 12.   Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters           43

     Item 13.   Certain Relationships and Related Transactions           43

     Item 14.   Controls and Procedures                                  43

Part IV

     Item 15.   Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K                                  44


Signatures                                                               48

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

Helping customers manage their firmware supply chain. Much of the innovation and competitive advantage of today's electronic products comes from the software embedded inside the product, which is commonly referred to as "firmware." Companies use firmware to differentiate their products from their competitors' products, constantly writing new code to add features. This allows them to build multiple models with identical hardware and many versions of firmware, all on one production line. Any improvement in production efficiency boosts the profitability of all products on that line. Many original equipment manufacturers ("OEMs") now outsource production to specialists in electronic manufacturing services ("EMS") to maximize the profit impact from highly efficient production. The challenges of managing the firmware supply chain remain, however, and can even increase with this additional interface. Our systems allow our customers - both OEM and EMS companies - to build products with the exact firmware features that consumers specify, virtually real-time with the latest software release. We help our customers eliminate inventory risks, delays, rework, and lost market opportunities while enabling them to better serve their customers.

Connected Strategy. Data I/O's connected strategy leverages network capable products to move the customer's intellectual property seamlessly and securely up and down the supply chain. Our connected strategy allows customers to connect engineering to manufacturing to end customers.

Business Restructuring. During 2003, we completed the restructuring process, which began in 2001. We took restructuring charges in 2001 and 2002 that were associated with actions taken to reduce our breakeven point and realign Data I/O with our market opportunities. We required this operational repositioning because of the impact of the economic slowdown and the decline in capital spending across a high number of customer groups on general demand for programming equipment over the past few years. We believe these actions made possible our turnaround and profitable operations in 2003. At the end of 2003 our breakeven point was approximately $6.2 million in net sales with 127 employees worldwide. Our breakeven point increased in 2003 primarily due to cost increases resulting from the impact of the weaker dollar on foreign currency based costs and from personnel costs due to salary increases, incentive compensation and selective hiring of individuals with critical skills to help position us as the continuing technology leader in our market.

During 2002, we reduced our quarterly breakeven point from approximately $7 million of net sales at the beginning of 2002 to approximately $5.7 million at the end of 2002. We achieved most of these reductions by reducing our personnel from 155 at the beginning of 2002 to 125 at the end of 2002.

During 2001, we took a number of strategic restructuring actions to reduce our breakeven point. Repositioning included the following: a reduction in our global workforce from 224 at the start of the year to 155 at the end of 2001; discontinuance or reallocation of numerous projects and activities not essential to our long-term goals; streamlining activities to decrease discretionary marketing, distribution and promotional expenses, consolidation of numerous functions across the organization to create a team, which was more productive and able to respond faster to global customer needs; and closure of a facility in Germany and moving its operations to other locations within Data I/O.

At December 31, 2003 all restructuring expenses associated with the activities detailed above were paid and the excess restructure accrual of $39,000 had been reversed.

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

Programmable devices represent an over $10 billion segment of the semiconductor industry, and have grown more rapidly than the semiconductor industry as a whole in recent years. Flash memory, NAND-Flash, and programmable micro-controllers are typical of these devices. Programmable devices offer advantages to the electronic product designer allowing them to bring products to market more quickly and inexpensively than using fixed-function devices, and can offer the advantage of simpler rapid product upgrades. Programmable devices also offer attractive functionality to the user of the electronic product, such as storing personal information or customizing product functionality. As a result, use of programmable devices is growing rapidly in both high-volume consumer electronic products and more complex electronic systems.

Due to this growth, more than 100 semiconductor manufacturers offer thousands of different programmable devices. The technology trends driving the programmable device market result in a broad range of requirements for programming information into these devices. Programmable memory devices continue to have higher capacity and occupy smaller circuit board space. Programmable microcontroller devices are now more prevalent because semiconductor vendors are standardizing their manufacturing processes. These technology advances require advanced programming equipment like Data I/O manufactures.

Our automated programming systems integrate programming and handling functions into one product for increasing handling and programming capacity. Quality conscious customers continue to drive this portion of our business, which includes high-volume manufacturing and high-volume programming center customers.

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

Data I/O's line of programming systems includes a broad range of products, systems, modules, and accessories, which we group into two general categories: automated programming systems and non-automated programming systems. We provide automated programming systems in two categories: off-line and in-line. In addition, we provide device support and service on all of our products. Device support is a critical aspect of our business and consists of writing algorithms for devices and developing socket adapters to hold and connect to the device for programming.

Within the categories of automated and non-automated systems, Data I/O targets specific solutions at specific market segments. Data I/O optimizes the solution based on the customer's device, process and business needs. We think the market growth opportunity is not a relatively costly universal solution with very broad device support, but optimized systems focused on a narrower range of devices (such as Flash devices), which provide customers with the economical programming solutions for high volumes of devices and lean processes. Our recent product introductions have focused on these growth markets and targeted their specific needs.

TaskLink(R) is our software platform that provides a common intuitive user interface and enhances the quality of the customer's programming process. As part of our core technology, TaskLink also supports Data I/O's connected strategy, allowing customers to connect engineering to manufacturing to end customers.

Automated Programming Systems

Data I/O provides our manufacturing and programming center customers with automated programming systems solutions that include robotic handlers, a variety of programmers, input and output media handling (such as tray stackers, tubes, loaders or taping), and marking solutions. Our ProLINE-RoadRunner(TM) is a unique in-line programming system with programming speed capability, which approaches the speed at which Flash devices can currently accept data. Many of our customers need to program Flash and microcontroller devices in large quantities and very quickly. ProLINE-RoadRunner mounts directly on the assembly machine in the production line (Siemens, Fuji, Universal, Panasonic and Assembleon machines) and delivers programmed parts from reels of blank devices to the production line in a just-in-time fashion. Our ProLINE-RoadRunner eliminates production bottlenecks associated with high-density Flash and microcontroller devices, allowing last minute firmware changes and eliminating programmed part inventories, ultimately streamlining and reducing the customer's production and process costs. ProLINE-RoadRunner enables customers to implement lean processes and is a key element in Data I/O's connected strategy, allowing customers and partners to more effectively manage their firmware supply chain. ProLINE-RoadRunner currently retails from $60,000 to $95,000, depending on programming capability. We continue to leverage our ProLINE-RoadRunner in our platform to reach a broader market, which during 2003 included focusing on the FlashCORE(TM) architecture by expanding its capability to address newer technologies like NAND Flash support for M-Systems DiskOnChip(R) technology.

Data I/O's PS family of automated programming solutions offers highly flexible solutions for off-line batch programming. Data I/O can configure PS systems to support not only Flash devices, but also a wide variety of other devices, such as microcontrollers. These systems provide a number of marking, labeling, and input/output options. Most importantly, customers can make changeovers extremely fast. This feature allows the customer to rapidly respond to diverse demands with very little downtime. Customers can optimize the PS family systems for any job to maximize throughput and, when combined with fast changeover times and high reliability, provide the highest levels of output during a production shift. Our latest product, the PS288, integrates the same FlashCORE programmer we use in our PS300 FlashCORE, ProLINE-RoadRunner and FlashPAK(TM) and builds on our connected strategy and common architecture. For smaller memory, microcontroller and logic devices, our ProMaster systems offer a cost-effective, high-yield automated solution. Prices for our off-line systems range from $50,000 to $500,000, with an average configuration selling between $200,000-$300,000.

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

Data I/O offers a range of high quality, universal single socket manual programming solutions through our UniSystem family of programming systems. Our UniSite and 3980 xpi programming systems offer the highest levels of signal integrity, which ensure the highest programming standards. Popular in military, aerospace, telecommunications and other mission critical applications, the systems range from $11,000 to $35,000.

For more cost constrained or higher volume applications, the Sprint family of products offers excellent value for the money and versatility. The Sprint Quad and Octal programming systems offer 4 and 8 socket universal programming configurations for the higher volume applications. These two families of products range in price from under $1,000 to $16,000 for the multiple socket solutions.

Our newest programmer, the FlashPAK, leverages the high-speed proprietary FlashCORE programming technology in the ProLINE-RoadRunner system. We believe FlashPAK, priced at $6,000, is the world's fastest programming architecture, limited today only by the speed at which Flash devices can accept data. FlashPAK is another key element of Data I/O's connected strategy, providing OEMs and new product introduction facilities with a high performance Flash programming system that can be used to validate designs before moving down the firmware supply chain. For manufacturing applications, the FlashPAK, a high speed, multi-socket, small footprint desktop solution, provides manual programming operations with the highest level of flexibility at the lowest cost per part. Manufacturers that use manual programming because of lower labor costs in areas like Asia find FlashPAK an attractive solution.

Data I/O supports and completes our product offering with a full range of software and device update products and worldwide service and repair capability.

Customers

Data I/O sells our products to customers worldwide in a broad range of industries, including wireless handset manufacturers and other telecommunication companies, consumer electronics, computers, test and measurement, medical, transportation, military, aerospace, electronic contract manufacturing, and semiconductors. Our principal customers include Motorola, Nokia, and Siemens. Our customers either design and/or manufacture electronic products that incorporate programmable devices or provide device programming services. During 2003, we sold products to over 2,000 customers throughout the world, and one customer accounted for 18% of our net sales and no others accounted for over 10%.

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

Microcontroller growth. As the demand for smarter electronic devices increases, demand for greater numbers of microcontroller devices increases. Many household appliances today contain a microcontroller to control the critical functions of the product and provide new features. Examples of these appliances include toasters, refrigerators, garage door openers and even thermostats. This growth creates new market opportunities for us and we have added support for these devices in our FlashCORE architecture. In addition, the number of microcontrollers in automotive electronic applications is growing rapidly, with some cars having as many as 80 or more microcontrollers that control functions from airbag and ABS systems to air conditioning, information centers and entertainment and communication systems. We are also targeting the automotive segment as a critical and growing target segment for our solutions.

Geographic Markets and Distribution

Data I/O markets and sells our products through a combination of direct sales, internal telesales, and indirect sales representatives and distributors. We continually evaluate our sales channels against our evolving markets and customers.

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives, and a direct telesales organization. Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by Data I/O. Sales of our semiconductor programming equipment products requiring installation by us that is other than perfunctory are recorded when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. We recognize revenue from other product sales at the time of shipment. We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period. Net Sales in the United States for 2003, 2002 and 2001 were $7,263,000, $8,347,000 and
$9,526,000, respectively.

 Foreign Sales

Foreign sales represented approximately 70%, 63% and 64% of net sales of our programming systems in 2003, 2002 and 2001, respectively (see Note 15 of "Notes to Consolidated Financial Statements"). We make foreign sales through our wholly-owned  subsidiaries  in  Germany,  China and  Canada,  as well as through independent distributors and sales representatives located in 35 other countries. We record sales made through foreign subsidiaries requiring installation by Data I/O that is other than perfunctory when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. We recognize revenue from other product sales at the time of shipment. We record revenue from the sale of service and update contracts as deferred revenue and recognize it on a straight-line basis over the contractual period. Our independent foreign distributors purchase Data I/O products in U.S. Dollars for resale and we recognize the sale at the time of shipment to the distributor. As with U.S. sales representatives, sales made by international sales representatives are on an agency basis with shipments made directly to the customer by us. We recognize sales, denominated in U.S. Dollars, upon shipment, if installation is perfunctory or does not need to be performed by us, or when the equipment is installed at the end-user's site, if installation is more than perfunctory and is to be performed by us, or in the case where acceptance is required, upon acceptance.

Net foreign  sales for 2003,  2002 and 2001 were  $17,424,000,  $14,491,000  and
$17,300,000, respectively. We determine total foreign sales by the international geographic area into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives' customers. Foreign sales do not include transfers between Data I/O and our foreign subsidiaries. Export sales are subject to U.S. Department of Commerce regulations. We have not, however, experienced any difficulties to date as a result of these requirements.

Fluctuating exchange rates and other factors beyond our control, such as international monetary stability, tariff and trade policies, and U.S. and foreign tax and economic policies, affect the level and profitability of foreign sales. We cannot predict the effect of such factors on our business.

Competition

The competition in the programming systems market is highly fragmented with a large number of smaller organizations offering inexpensive solutions. We estimate that prior to the past couple years the total number of programming systems sold each year has been less than $150 million, with Data I/O capturing an estimated 20 to 25% of the global market. Over the last three years, we believe the amount has declined by about 50% and that Data I/O has gained market share versus our significant competitors.

Competitive  factors  often  include  prices,   features,   device  support  and
programming speed, as the programming process impacts more on the major manufacturers' total production process. However, competitive factors are changing. The added value for customers is becoming the whole product solution that fits the customer's required process. As an example, ProLINE-RoadRunner offers a unique solution, which best addresses the customer's process needs in high volume Flash applications. To this extent, the value proposition of this specific programming solution is very different from traditional solutions.

Therefore, addressing customers' process needs is critical to increasing the opportunity for programming solutions beyond the current amount in this market niche. We estimate that customers are spending between $1 to $2 billion a year on programming memory, microcontroller and logic devices and much of this programming is achieved through the use of the customers' test equipment offered by companies like Agilent and Teradyne or homegrown solutions for specific markets like automotive. The main competitive solution in the programmable market is, therefore, the in-house solution, and the opportunity exists to substitute customers' solutions with more economical and more easily maintainable solutions to solve the problems, which traditional programmers do not address. Boundary scan tools also fall into this category, although still a very small market with a number of small companies participating who principally focus on test solutions. A number of companies are part of a trend towards using in-system programming, which Data I/O does not currently address but continues to evaluate.

Manufacturing, Raw Materials, and Backlog

Data I/O performs primarily assembly and testing of our products at our principal facility in Redmond, Washington and we outsource our circuit board manufacturing and fabrication. We use a combination of standard components, proprietary custom ICs and fabricated parts manufactured to Data I/O specifications. An outside supplier located in Germany manufactures our Sprint non-automated programming systems. Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer subassemblies, custom ICs, hybrid circuits and connectors, are purchased from single sources. We believe that additional sources can be developed for present single-source components without significant difficulties in obtaining supplies. We cannot be sure that single-source components will always continue to be readily available. If we cannot develop alternative sources for these components, or if we experience deterioration in relationships with these suppliers, there may be delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty, except for contracts calling for custom configuration. To date, such cancellations have not had a material effect on our sales volume. To meet customers' delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders. Most orders are scheduled for delivery within 1 to 60 days after receipt of the order. Our backlog of pending orders was approximately $1.5 million, $1.3 million and $1.9 million as of December 31, 2003, 2002 and 2001, respectively. The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

Research and Development

Data I/O believes that continued investment in research and development is critical to our future success. We continue to develop new technologies and products and enhance existing products. Future growth is to a large extent dependent upon the timely development and introduction of new products, as well as the development of algorithms to support the latest programmable devices. We are currently focusing our research and development efforts on strategic growth markets, namely new programming technology and automated handling systems for the manufacturing environment, including support for NAND FLASH and for M-Systems DiskOnChip(R) technology, microcontroller support for FlashCORE and additional platforms and improvements for ProLINE-RoadRunner. We continue to also focus on increasing our capacity and responsiveness for new device support requests from customers and programmable IC manufacturers by revising and enhancing our internal processes and tools. During this past year, our research and development resulted in these new products: PS300, PS288, and the TF-30 Tray Feeder and extensions of ProLINE-RoadRunner.

During 2003, 2002 and 2001, we made expenditures for research and development of $4,639,000, $5,331,000 and $6,740,000, respectively, representing 18.8%, 23.3%
and 25.1% of net sales, respectively. Research and development costs are expensed as incurred.

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

Employees

As of December 31, 2003, we had 127 employees, of which 31 were located outside the U.S. We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand. Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry. None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable.

Environmental Compliance

Our facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment. Compliance with environmental laws has not had, nor is it expected to have, a material effect on our capital expenditures, financial position, results of operations or competitive position.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 22, 2004:

         Name                     Age   Position

         Frederick R. Hume        61    President and Chief Executive Officer

         Joel S. Hatlen           45    Vice President
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

Cautionary Factors That May Affect Future Results

Data I/O's disclosure and analysis in this Annual Report contains some forward-looking statements. Forward-looking statements include our current expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. In particular, these include statements relating to future action, prospective products, new technologies, establishing foreign operations, future performance or results of current and anticipated products, sales efforts, expenses, outsourcing of functions, outcome of contingencies, and financial results.

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

For example, we may encounter these problems:

o technical problems in the development of a new programming system platform or the robotics for new automated handing systems

o  inability to hire qualified personnel

o delays or failures to perform by third parties involved in our development projects

Delays in the development, completion and shipment of new products, or failure of customers to accept new products, may result in a decline in sales in 2004.

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

Economic and Market Conditions

Our business is highly impacted by capital spending plans and other economic cycles that affect the users and manufacturers of ICs. These industries are highly cyclical and are characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. As we experienced in 2003 and the past few years, our operations may in the future reflect substantial fluctuations from period-to-period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. These factors could have a material adverse effect on our business and financial condition.

History of Losses

We have incurred net losses in two of our last three fiscal years. We will continue to examine our level of operating expense based upon our projected revenues. Any planned increases in operating expenses may result in larger losses in future periods if projected revenues are not achieved. As a result, we may need to generate greater revenues than we have recently to achieve and maintain profitability. However, we cannot provide assurance that our revenues will increase and our strategy may not be successful resulting in future losses.

Affects of Restructuring Activities

Our previously implemented restructuring plans may yield unanticipated consequences, such as increased burden on our administrative, operational, and financial resources and increased responsibilities for our management personnel. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities.

In addition, many of the employees that were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties, particularly if our business experiences significant growth. Any failure by us to properly manage this rapid change in workforce could impair our ability to efficiently manage our business, to maintain and develop important relationships with third-parties, and to attract and retain customers. It could also cause us to incur higher operating costs and delays in the execution of our business plan or in the reporting or tracking of our financial results.

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

Therefore, we may seek additional funding through public or private debt or equity financing or from other sources. We have no commitments for additional financing, and we may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to Data I/O's Common Stock ("Common Stock") and may dilute your ownership interest.

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

International Operations

International sales represented 70% of our net revenue for the fiscal year ended December 31, 2003. We expect that international sales will continue to be a significant portion of our net revenue. International sales and operations may fluctuate due to various factors, including:

o  migration of manufacturing to low cost geographies

o  regulatory requirements and any changes to these requirements

o  tariffs and taxes

o  difficulties in staffing and managing foreign operations

o longer average payment cycles and difficulty in collecting accounts receivable

o  fluctuations in foreign currency exchange rates

o  impact of the Euro

o  compliance with applicable export licensing requirements

o  product safety and other certification requirements

o  difficulties in integrating foreign and outsourced operations

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

Protection of Intellectual Property

Refer to the section "Patents, Copyrights, Trademarks and Licenses" in Item 1 above.

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

Refer to the section "Employees" above.

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

Item 2.  Properties

In May 1997, Data I/O completed the sale of the land and building comprising our Redmond, Washington corporate headquarters and it is currently leasing the 96,000 square foot building on a 10-year leaseback agreement with an option to renew the lease for an additional 10 years. This lease required base annual rental payments in 2003 of approximately $1,138,000. See Note 6 of "Notes to Consolidated Financial Statements." As part of our 1999 restructuring plan implementation, we vacated one floor of the leased Redmond facility (approximately 25,000 square feet) and sublet the majority of this space for a period of 28 months beginning January 1, 2000, at a rate of approximately $33,000 per month through April 2002. The sublease terminated in June 2002. We have not been successful in subleasing this space and believe the market for this space is currently quite limited.

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

Item 4.  Submission of Matters to a Vote of Shareholders

No matters were submitted for a vote of shareholders of Data I/O during the fourth quarter of the fiscal year ended December 31, 2003.

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

The following table shows, for the periods indicated, the high and low bid information for Data I/O's Common Stock as reported by the NASDAQ National and SmallCap Market tier of The NASDAQ Stock Market (NASDAQ symbol is DAIO). Effective December 31, 2002 Data I/O transferred to the NASDAQ SmallCap Market.

             Period                                        High         Low

2003         Fourth Quarter                               $3.89        $2.78
             Third Quarter                                 4.18         2.00
             Second Quarter                                2.30         0.94
             First Quarter                                 1.27         0.75

2002         Fourth Quarter                               $1.45        $0.60
             Third Quarter                                 1.55         0.41
             Second Quarter                                1.75         0.86
             First Quarter                                 2.00         1.20

The approximate number of shareholders of record as of March 22, 2004 was 738.

Except for a special cash dividend of $4.15 per share paid on March 8, 1989, Data I/O has not paid cash dividends on our Common Stock and does not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by Data I/O during the period ended December 31, 2003.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2003. See Notes 11 and 12 of "Notes to Consolidated Financial Statements."


                                       (a) Number of securities    (b) Weighted-average     (c) Number of securities remaining
                                        to be issued upon the       exercise price of        available for future issuance under
                                        exercise of outstanding     outstanding options,     equity compensation plans (excluding
                                        options, warrants and       warrants and rights      securities reflected in column (a))
                                        rights
Equity      compensation     plans
approved by the  security  holders
(1) (3)                                       1,347,413                    $2.24                           665,118

Equity   compensation   plans  not
approved by the  security  holders
(2)                                              10,000                    $5.19                                 0


(1) Represents shares of Data I/O's Common Stock issuable pursuant to our 2000 Stock Incentive Compensation Plan, 1986 Stock Option Plan, 1992 Employee Stock Purchase Plan, and Director Fee Plan.
(2) Director option grant represents a one-time option grant to Directors in May 1998 prior to shareholder approval of an option plan covering Directors.
(3) Stock Appreciation Rights Plan ("SAR") provides that directors, executive officers or holders of 10% or more of Data I/O's Common Stock have an accompanying SAR with respect to each exercisable option. While the plan has been approved by the security holders, no amounts are included in columns a, b or c relating to the SAR.

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


                                                                                        Year Ended
-------------------------------------------------------------------------------------------------------------------------------
                                                               Dec. 31,      Dec. 31,      Dec. 31,     Dec. 28,    Dec. 30,
(in thousands, except employee and per share data)               2003          2002          2001         2000        1999
-------------------------------------------------------------------------------------------------------------------------------

For The Year:
     Net sales                                                   $24,687       $22,838       $26,826      $42,909      $34,113
     Cost of goods sold                                           11,008        11,556        15,078       22,760       17,948
                                                             ------------------------------------------------------------------
     Gross margin                                                 13,679        11,282        11,748       20,149       16,165
     Research and development                                      4,639         5,331         6,740        8,716        8,403
     Selling, general and administrative                           7,780         8,254         9,707       10,616       11,022
     Net provision for business restructuring (2)                    (39)          632         1,211         (255)        (215)
                                                             ------------------------------------------------------------------
     Operating income (loss)                                       1,299        (2,935)       (5,910)       1,072       (3,045)
     Non-operating income (loss)                                     (25)         (232)          124          876        1,920
                                                             ------------------------------------------------------------------

     Income (loss) from continuing operations before income
        taxes and cumulative effect of accounting change           1,274        (3,167)       (5,786)       1,948       (1,125)
     Income tax (expense) benefit                                    (33)           61          (224)         (36)         (55)
                                                             ------------------------------------------------------------------
     Income (loss) from continuing operations, before
           cumulative effect of accounting                         1,241        (3,106)       (6,010)       1,912       (1,180)
     change
     Income from discontinued operations (1)                           -             -             -           90          831
     Cumulative effect of accounting change (3)                        -             -             -       (2,531)           -
                                                             ------------------------------------------------------------------
     Net income (loss)                                            $1,241       ($3,106)      ($6,010)       ($529)       ($349)
     Pro forma net income (loss)                                       -             -             -            -      ($2,880)
-------------------------------------------------------------------------------------------------------------------------------
At Year-end:
     Working capital                                             $11,032        $9,125       $12,010      $16,792      $16,179
     Total assets                                                $17,988       $16,367       $20,340      $28,746      $30,050
     Total debt                                                        -             -             -            -            -
     Stockholders' equity                                        $11,088        $9,284       $12,154      $18,039      $18,058
     Number of employees from continuing operations                  127           125           155          224          199
-------------------------------------------------------------------------------------------------------------------------------
Common Stock Data (3):
     Basic earnings per share:
        From continuing operations, after taxes, before
           cumulative effect of accounting change                  $0.16        ($0.40)       ($0.79)       $0.26       ($0.16)
        Net income (loss)                                          $0.16        ($0.40)       ($0.79)      ($0.07)      ($0.05)
        Pro forma net income (loss)                                    -             -             -            -       ($0.40)
     Diluted earnings per share:
          From continuing operations, after taxes, before
              cumulative effect of accounting change               $0.15        ($0.40)       ($0.79)       $0.26       ($0.16)
         Net income (loss)                                         $0.15        ($0.40)       ($0.79)      ($0.07)      ($0.05)
         Pro forma net income (loss)                                   -             -             -            -       ($0.40)
     Book value per share at year-end                              $1.39         $1.20         $1.59        $2.41        $2.48
     Shares outstanding at year-end                                7,976         7,768         7,614        7,495        7,290
     Weighted-average basic shares outstanding                     7,910         7,704         7,572        7,405        7,254
     Weighted-average diluted shares outstanding                   8,117         7,704         7,572        7,405        7,254
-------------------------------------------------------------------------------------------------------------------------------
Key Ratios:
     Current ratio                                                  2.9           2.6           2.9          2.9         2.7
     Gross margin to sales                                         55.4%         49.4%         43.8%        47.0%       47.4%
     Operating income (loss) to sales                               5.3%        (12.9%)       (22.0%)        2.5%       (8.9%)
     Income (loss) from continuing operations to sales              5.0%        (13.6%)       (22.4%)        4.5%       (3.5%)
     Return on average stockholders' equity                        12.2%        (29.0%)       (39.8%)       10.6%       (6.4%)
-------------------------------------------------------------------------------------------------------------------------------

Footnotes:
(1) Discontinued operations are amounts that relate to the divestitures of the Synario and Reel Tech Divisions that took place in 1997.
(2) For further discussion, see Note 2 of "Notes to Consolidated Financial Statements."
(3) For further discussion, see Note 1 of "Notes to Consolidated Financial Statements."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking. In particular, statements herein regarding industry prospects and trends; future results of operations or financial position; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; establishing foreign operations; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Data I/O is under no duty to update any of these forward-looking statements after the date of this Annual Report. The Reader should not place undue reliance on these forward-looking statements. The following discussions and the section entitled "Business - Cautionary Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

OVERVIEW

In 2003, our primary goal was to manage the business to achieve profitable operations, while developing and enhancing products to drive revenue and earnings growth. Our challenge continued to be the weak and uncertain economic environment with its limited capacity related demand and weak capital spending. We expect that demand for capacity should improve, based on forecasted increased unit sales for the semiconductor industry, which should provide improved business opportunities for Data I/O.

The restructuring actions that were initiated in 2001 and continued in 2002 were completed in 2003. This brought our quarterly breakeven point down below the level of net sales that we were experiencing in 2003, resulting in our turnaround and profitability. We are continuing our efforts to balance increasing costs and strategic investments in our business with the level of demand and mix of business we expect.

We are focusing our research and development efforts in our strategic growth markets, namely new programming technology and automated programming systems for the manufacturing environment, particularly extending the capabilities and support for our FlashCORE architecture and the ProLINE-RoadRunner and PS families. To better support our customers in their geographic areas and time zones, we have expanded device support operations in Germany and India and are in the process of setting up a new device support center in Shanghai, China.

Our customer focus has been on strategic high volume manufacturers and programming centers and the combination of our newer products with the NAND Flash and microcontroller support to gain new accounts and break into new markets, such as microcontrollers for the automotive market. We are in the process of setting up a new subsidiary in China, expanding our China operations to take advantage of the growth of manufacturing in China. We also increased our efforts in 2003 to partner with the semiconductor manufacturers to better serve our mutual customers.

BUSINESS RESTRUCTURING PROGRESS

During 2003, we completed the restructuring that began during 2001, which included actions taken to reduce our breakeven point and realign Data I/O with our market opportunities. We required this operational repositioning because of the impact of the economic slowdown and the decline in capital spending across a high number of customer groups on general demand for programming equipment over the past few years. At the end of 2003, our quarterly breakeven point was approximately $6.2 million in net sales with 127 employees worldwide. Our breakeven point increased in 2003, primarily due to cost increases resulting from the impact of the weaker dollar on foreign currency based costs and from personnel costs due to salary increases, incentive compensation and selective hiring of individuals with critical skills to help position us as the continuing technology leader in our market.

During 2002, we recorded restructuring charges of $632,000 in connection with our actions to reduce our quarterly breakeven point from approximately $7 million of net sales at the beginning of 2002 to approximately $5.7 million at the end of 2002. We achieved most of these reductions by reducing our personnel from 155 at the beginning of 2002 to 125 at the end of 2002.

During 2001, we recorded restructuring charges of $1,211,000 in connection with a number of strategic restructuring actions to reduce our breakeven point. This restructuring included the following: a reduction in our global workforce from 224 at the start of the year to 155 at the end of 2001; discontinuance or reallocation of numerous projects and activities not essential to our long-term goals; streamlining activities to decrease discretionary marketing, distribution and promotional expenses, consolidation of numerous functions across the organization to create a team, which was more productive and able to respond faster to global customer needs; and closure of a facility in Germany and moving our operations to other locations within Data I/O.

At December 31, 2003 all restructuring expenses associated with the activities detailed above had been paid and the excess expense accrual of $39,000 was reversed during 2003.

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, Data I/O evaluates our estimates, including those related to sales returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring charges, contingencies such as litigation, and contract terms that have multiple elements and other complexities typical in the telecommunications equipment industry. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Continuing Operations

Net Sales

(in thousands)
Net sales by product line:                       2003             Change            2002           Change          2001
-----------------------------------------------------------------------------------------------------------------------------
Non-automated programming systems              $10,767            (6.6%)          $11,532          (2.4%)        $11,821
Automated programming systems                   13,920            23.1%            11,306          (24.7%)        15,005
                                           ------------------                 -----------------               ---------------
Totals                                         $24,687             8.1%           $22,838          (14.9%)       $26,826
                                           ==================                 =================               ===============

Net sales by location:
  United States                                 $7,263           (13.0%)           $8,347         (12.4%)         $9,526
      % of total                                 29.4%                              36.5%                          35.5%
  International                                $17,424            20.2%           $14,491         (16.2%)        $17,300
      % of total                                 70.6%                              63.5%                          64.5%
-----------------------------------------------------------------------------------------------------------------------------

2003 vs. 2002
Data I/O experienced a turnaround in sales during 2003, with a resurgence in sales of automated system products. In particular, automated systems aftermarket products and PS 300 FlashCORE and related upgrades, which were new in 2003, drove the sales growth. Our non-automated systems continued a trend of declining sales in older products; however, FlashPAK, which was new in 2002, grew 360% in 2003, partially offsetting the decline. Also contributing to the non-automated system decline was the loss of a low cost programmer line. ICE Technology, our former supplier of the line, ceased business. In 2003, sales related to the Ice Technology products were approximately $50,000, compared to $250,000 in 2002.

International sales grew, particularly in Europe, while sales in the U.S. market continued to decline. The U.S. dollar continued to weaken in 2003, which we believe assisted our export sales, due to increased buying power of foreign currencies and the favorable effect of currency translation for sales denominated in foreign currency, and in particular the Euro. We see a continuing trend in migration of customers moving manufacturing operations to low-cost geographies, thereby increasing international sales opportunities. The weakened U.S. dollar, especially compared to the Euro, is expected to continue to assist our export sales.

We are continuing the transition to a common programming architecture for all of our products. This allows us to consolidate device support on a single platform and provides substantial cost benefits to Data I/O. The recently introduced PS 288 FlashCORE automated programming system incorporates this common architecture. In 2003, we also introduced NAND and microcontroller support FlashCORE architecture, the TF-30 Tray Feeder System, and a version of our ProLINE-RoadRunner designed for Panasonic machines. We expect these products to increase our revenues; however, partially offsetting this increase is the trend of declining sales of our older product lines.

2002 vs. 2001
Data I/O sales declined for the year 2002 compared to 2001. However, for the third and fourth quarters of 2002, sales increased over the same quarters in 2001. We attribute the overall decline to the continued economic downturn, especially in capital spending. Sales declined in all product categories, but the declines were offset in part by increased sales from our ProLINE-RoadRunner and new FlashPAK product lines. Sales declined in both in the US and international markets with the Americas and Europe declining the most.

Gross Margin

 (in thousands)                       2003             Change              2002              Change              2001
-----------------------------------------------------------------------------------------------------------------------------
Gross margin                        $13,679             21.2%            $11,282             (4.0%)            $11,748
Percentage of net sales               55.4%                                49.4%                                 43.8%
-----------------------------------------------------------------------------------------------------------------------------

2003 vs. 2002
Gross margins increased in both dollars and as a percentage of sales for 2003 compared to 2002. The increase in gross margin dollars was due to both the increase in revenue dollars as well as the savings related to our restructuring actions. The restructuring efforts lowered our annual breakeven point by implementing cost reductions as well as lowering inventory reserve charges compared to 2002. The continued product mix shift towards higher margin automated systems aftermarket continued to be a favorable factor in 2003.

2002 vs. 2001
Gross margin decreased in dollars due primarily to the decline in sales volume. Gross margin increased as a percentage of sales primarily due to the savings from the restructuring and implementation of cost reductions, as well as lower inventory reserve and warranty charges. The product mix towards additional ProLINE-RoadRunner and related aftermarket products also improved the gross margin as a percentage of sales. The restructuring efforts lowered our breakeven point by bringing cost and operation expenditures, primarily personnel reductions, in line with the revenue levels we experienced at the end of 2002.

Research and Development


(in thousands)                       2003             Change              2002              Change              2001
-----------------------------------------------------------------------------------------------------------------------------
 Research and development            $4,639            (13.0%)            $5,331            (20.9%)             $6,740
 Percentage of net sales              18.8%                                23.3%                                 25.1%
-----------------------------------------------------------------------------------------------------------------------------

2003 vs. 2002
Research and development ("R&D") spending for 2003 as compared to 2002 declined both in dollars and as a percentage of sales. This was again due to the restructuring actions, primarily personnel reductions and cost control efforts taken over the past two years. During 2003, Data I/O's R&D focused on the FlashCORE architecture, expanding its capability to address newer technologies like NAND Flash support for M-Systems DiskOnChip technology as well as microcontroller device support. New products in the PS family of automated systems included the PS 300 FlashCORE, the TF-30 Tray Feeder system and, introduced in early 2004, the PS 288 FlashCORE. Also, we released a ProLINE-RoadRunner version for Panasonic machines.

2002 vs. 2001
R&D spending for 2002 as compared to 2001 declined both in dollars and as a percentage of sales. This was due primarily to the lower headcount related to our restructuring actions during 2001 and 2002. During 2002, Data I/O's R&D focused on the new FlashPAK gang programming system and PS300 FlashCORE automated programming system, which integrated the programming architecture first introduced in the ProLINE-RoadRunner. We also released the following new products: ProLINE Infinity, a ProLINE-RoadRunner utilizing an automated handler; ProLINE-RoadRunner Variable Capacity Options; TF-20 Tray Feeder System; and High Insertion Socket Adapters.

We believe it is essential to invest in R&D to significantly enhance our existing products and to create new products as markets develop and technologies change. We are focusing our R&D efforts in our strategic growth markets, namely new programming technology and automated programming systems for the manufacturing environment, particularly extending the capabilities and support for our FlashCORE architecture and the ProLINE-RoadRunner. In 2004, we expect to add personnel and project related costs, so R&D spending is expected to increase in 2004.

Selling, General and Administrative

(in thousands)                                  2003           Change            2002           Change           2001
----------------------------------------------------------------------------------------------------------------------------
 Selling, general and administrative           $7,780          (5.8%)           $8,254          (15.0%)         $9,707
 Percentage of net sales                        31.5%                            36.1%                           36.2%
----------------------------------------------------------------------------------------------------------------------------

2003 vs. 2002
Selling, General and Administrative ("SG&A") expenses decreased by $474,000 in 2003 versus the prior year due primarily to the restructuring actions and reduced marketing expenses. Partially offsetting this decrease was our increased facility costs due to increased rent and loss of a sub-tenant; profit-based bonuses; and increased selling costs due to currency translation with the weaker US dollar and commissions.

2002 vs. 2001
SG&A spending decreased by $1.5 million in 2002 versus the prior year due primarily to the restructuring actions. We reduced our expense by lowering our bad debts reserve due to collection of accounts receivable, incurring less retirement plan costs and lower commissions, partially offsetting these reductions were higher rent and insurance costs.

Interest

(in thousands)                                  2003           Change            2002           Change           2001
----------------------------------------------------------------------------------------------------------------------------
 Interest income                                $112             28.7%           $87             (63.6%)         $239
 Interest expense                               ($23)            27.8%          ($18)             12.5%          ($16)
----------------------------------------------------------------------------------------------------------------------------

2003 vs. 2001
Interest income for 2003 increased as compared to 2002 primarily due to the increase in cash, cash equivalents and marketable securities.

2002 vs. 2001
Interest income for 2002 decreased as compared to 2001 primarily due to the reduction in interest rates that occurred during 2002 and 2001.

Income Taxes

(in thousands)                                  2003                            2002                             2001
----------------------------------------------------------------------------------------------------------------------------
 Income tax expense (benefit)                   $33                             ($61)                            $224
----------------------------------------------------------------------------------------------------------------------------

2003 vs. 2002 and 2002 vs. 2001
Income tax expense in all years relates to foreign income taxes. For financial reporting purposes, Data I/O established tax valuation reserves against our deferred tax assets because of the uncertainty relating to the realization of such asset values. We had valuation allowances of $9.7 million, $10.1 million and $9.0 million at December 31, 2003, 2002 and 2001, respectively.

Inflation and changes in Foreign currency exchange rates

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary's local currency and translated into U.S. Dollar amounts at average rates of exchange during the year. We recognized foreign currency transaction losses of $81,000, $150,000 and $222,000 in 2003, 2002 and 2001, respectively.
The transaction losses resulted primarily from sales by our German subsidiary to our main customers, which were invoiced in US dollars. We hedge our foreign currency exposure on sales of inventory and certain loans to our foreign subsidiaries through the use of foreign exchange contracts. See Note 1 of "Notes to Consolidated Financial Statements."

Financial Condition

Liquidity and Capital Resources

(in thousands)                                   2003            Change           2002            Change          2001
----------------------------------------------------------------------------------------------------------------------------
 Working capital                               $11,032           $1,907          $9,125          $(2,885)        $12,010
----------------------------------------------------------------------------------------------------------------------------

In 2003, cash and marketable securities increased by $1,275,000, primarily resulting from funds generated by operations. Key elements of working capital changes reflected the increase in business: inventories increased by $131,000; accounts receivable increased by $726,000; and accounts payable and accrued expenses together increased $274,000. The increase in accounts receivable also reflects the longer collection period typically associated with international sales.

We estimate that capital expenditures for property, plant and equipment during 2004 are planned to be approximately $700,000. Although we expect to make such expenditures, we had no significant outstanding purchase commitments at December 31, 2003. Such expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, and selling and marketing efforts, Data I/O has required substantial working capital to fund our operations. Over the last few years, we restructured our operations to lower our costs and operating expenditures to lower our breakeven point, preserve our cash position and return to profitable operations, as reflected in our 2003 results. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least December 31, 2004. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

Aggregate Contractual Obligations and Commitments

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. Any amounts reflected on the balance sheet as accounts payable and accrued liabilities are excluded from the table below. Data I/O has no long-term debt. Data I/O has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31, (in thousands):


                                    Purchase                    Operating
                                  obligations                     leases
                                -----------------             --------------

            2004                     $1,386                       $1,440
            2005                         54                        1,413
            2006                          -                        1,257
            2007                          -                            1
            2008 and thereafter           -                            -
                               -----------------              --------------
                   Total             $1,440                       $4,111
                               =================              ==============

Share repurchase program

Under a previously announced share repurchase program, Data I/O is authorized to repurchase up to 1,123,800 shares of our outstanding Common Stock. We may execute these purchases through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and we may commence or discontinue at any time. As of December 31, 2003, Data I/O has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. Data I/O has not repurchased shares under this plan since the second quarter of 1997, although it still has the authority to do so.

NEW ACCOUNTING PRONOUNCEMENTS

During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations" and, during 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities". The adoption of SFAS Nos. 143 and 146 during fiscal 2003 did not have a material impact on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) released Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor", applicable to Data I/O for arrangements entered into beginning in fiscal 2003. Data I/O records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. As such, the adoption of EITF No. 02-16 during fiscal 2003 did not have a material impact on our consolidated financial statements.

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

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 interprets ARB No. 51, "Consolidated Financial Statements," as amended by FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," which requires the preparation of consolidated financial statements when one entity has a controlling financial interest in a second entity. FIN 46 specifies disclosures that are required for financial statements issued after January 31, 2003 but prior to the effective date of the Interpretation for entities created before February 1, 2003 and interests in those entities acquired before that date, as well as disclosures that will be required for financial statements of primary beneficiaries and others with variable interests in variable interest entities issued after the effective date. The FASB has published a revision to Interpretation 46 to clarify some of the provisions of FIN 46 and to exempt certain entities from its provisions. The adoption of this interpretation did not have a material impact on our results of operations or financial position, as we do not have variable interest entities.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. Data I/O has adopted the provisions of the statement, which has had no material impact.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. This statement is effective for all financial instruments entered into or modified after May 31, 2003." The adoption of SFAS No 150 during fiscal 2003 did not have a material impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

With respect to our foreign currency exchange rate risk, we currently use only foreign currency hedge derivative instruments, which, at a given date, are not material. However, Data I/O is exposed to interest rate risks. We generally invest in high-grade commercial paper with original maturity dates of twelve months or less and conservative money market funds to minimize our exposure to interest rate risk on our marketable securities, which are classified as available-for-sale as of December 31, 2003 and December 31, 2002. We believe that the market risk arising from holdings of these financial instruments is not material.

The table below provides information about our marketable securities, including principal cash flows and the related weighted average interest rates (in thousands):

                                                                   Estimated Fair                           Estimated Fair
                                                 Principal            Value at           Principal             Value at
                                                 Cash Flows         December 31,         Cash Flows          December 31,
                                                  For 2004              2003              For 2003               2002
                                               ---------------    -----------------    ---------------     -----------------
     Corporate bonds                                $ 754                $ 754              $ 734                 $ 734
                                                   1.315%                                  2.936%


     Euro-dollar bonds                                  -                    -                342                   342
                                                                                           2.100%

     Taxable Auction Securities                       500                  500                  -                     -
                                                   1.136%

     Tax Advantaged Auction Security                1,100                1,100                  -                     -
                                                   1.286%
                                               ---------------    -----------------     ---------------     -----------------
     Total portfolio value                        $ 2,354              $ 2,354            $ 1,076               $ 1,076

Item 8.  Financial Statements and Supplementary Data

See pages 23 through 42.

--------------------------------------------------------------------------------
REPORT OF GRANT THORNTON LLP INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------

To the Board of Directors and Stockholders
Data I/O Corporation

We have audited the accompanying consolidated balance sheets of Data I/O Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data I/O Corporation as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the three years in the period ended December 31, 2003. In our opinion, the schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information therein.

//S//GRANT THORNTON LLP

Seattle, Washington
February 6, 2004

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

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

----------------------------------------------------------------------------------------------------------------------
                                                                                        2003                  2002
----------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $ 4,380               $ 4,383
     Marketable securities                                                              2,354                 1,076
     Trade accounts receivable, net of allowance for
        doubtful accounts of $202 and $187                                              5,054                 4,328
     Inventories                                                                        4,607                 4,476
     Other current assets                                                                 431                   509
                                                                                   -------------         -------------
        TOTAL CURRENT ASSETS                                                           16,826                14,772

Property, plant and equipment - net                                                     1,151                 1,508
Other assets                                                                               11                    87
                                                                                                         -------------
                                                                                   -------------
        TOTAL ASSETS                                                                  $17,988               $16,367
                                                                                   =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                  $1,285                $1,200
     Accrued compensation                                                               1,186                   826
     Deferred revenue                                                                   1,430                 1,613
     Other accrued liabilities                                                          1,543                 1,510
     Accrued costs of business restructuring                                                -                   204
     Income taxes payable                                                                 350                   294
                                                                                   -------------         -------------
        TOTAL CURRENT LIABILITIES                                                       5,794                 5,647

Deferred gain on sale of property                                                       1,106                 1,435
                                                                                   -------------         -------------
                                                                                        6,900                 7,082

COMMITMENTS


STOCKHOLDERS' EQUITY
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                                        -                     -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,976,296
           and 7,767,630 shares                                                        18,797                18,638
     Retained deficit                                                                  (8,038)               (9,279)
     Accumulated other comprehensive  income (loss)                                       329                   (74)
                                                                                   -------------         -------------
        TOTAL STOCKHOLDERS' EQUITY                                                     11,088                 9,285
                                                                                                         -------------
                                                                                   -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $17,988               $16,367
                                                                                   =============         =============

See notes to consolidated financial statements.


                                               DATA I/O CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------

For the years ended December 31,                                                  2003                2002                2001
------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)

Net sales                                                                       $24,687             $22,838            $26,826
Cost of goods sold                                                               11,008              11,556             15,078
                                                                             -----------         ------------       ------------
       Gross margin                                                              13,679              11,282             11,748
                                                                             -----------         ------------       ------------
Operating expenses:
      Research and development                                                    4,639               5,331              6,740
      Selling, general and administrative                                         7,780               8,254              9,707
      Net provision (reversal) for business restructuring                           (39)                632              1,211
                                                                             -----------         ------------       ------------
         Total operating expenses                                                12,380              14,217             17,658
                                                                             -----------         ------------       ------------

         Operating income (loss)                                                  1,299              (2,935)            (5,910)

Non-operating income (expense):
      Interest income                                                               112                  87                239
      Interest expense                                                              (23)                (18)               (16)
      Foreign currency exchange                                                    (114)               (301)               (99)
                                                                             -----------         ------------       ------------
         Total non-operating income (loss)                                          (25)               (232)               124
                                                                             -----------         ------------       ------------

Income (loss) before income taxes                                                 1,274              (3,167)            (5,786)
Income tax (expense) benefit                                                        (33)                 61               (224)
                                                                             -----------         ------------       ------------
Net income  (loss)                                                               $1,241             ($3,106)           ($6,010)
                                                                             ===========         ============       ============

      Basic earnings (loss) per share                                             $0.16              ($0.40)            ($0.79)
      Diluted earnings (loss) per share                                           $0.15              ($0.40)            ($0.79)

Weighted-average basic shares                                                     7,910               7,704              7,572

Weighted-average diluted shares                                                   8,117               7,704              7,572

See notes to consolidated financial statements

                              DATA I/O CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------------

For the years ended December 31,                                                2003                 2002               2001
---------------------------------------------------------------------------------------------------------------------------------
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss) from continuing operations                                   $1,241             $(3,106)           ($6,010)
     Adjustments to reconcile income (loss)
      to net cash provided by (used in) operating activities:
       Depreciation and amortization                                               749               1,018              2,206
       Write-off of assets                                                         172                  11                 18
       Amortization of deferred gain on sale                                      (330)               (330)              (329)
       Net change in:
          Trade accounts receivable                                               (806)              1,395              4,961
          Inventories                                                             (129)              1,902              2,778
          Recoverable income taxes                                                   -                   1                 91
          Other current assets                                                      94                 (19)               (48)
          Accrued cost of business restructuring                                  (204)                114                (29)
          Accounts payable and accrued liabilities                                 587                (859)            (1,212)
          Deferred revenue                                                        (178)                (70)              (951)
                                                                            ----------------    ---------------    --------------
          Net cash provided by (used in) operating activities                    1,196                  57              1,475

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                   (486)               (726)              (785)
     Purchases of available-for-sale securities                                 (4,815)               (630)            (4,335)
     Proceeds from maturities of available-for-sale securities                   3,536               2,789              3,041
                                                                            ----------------    ---------------    --------------
       Cash provided by (used in) investing activities                          (1,765)              1,433             (2,079)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                                          119                 130                209
     Proceeds from exercise of stock options                                        40                   8                  -
                                                                            ----------------    ---------------    --------------
       Cash provided by financing activities                                       159                 138                209
                                                                            ----------------    ---------------    --------------
Increase (decrease) in cash and cash equivalents                                  (410)              1,628               (395)

Effects of exchange rate changes on cash                                           407                  99                (82)
Cash and cash equivalents at beginning of year                                   4,383               2,656              3,133
                                                                            ----------------    ---------------    --------------
Cash and cash equivalents at end of year                                        $4,380              $4,383           $  2,656
                                                                            ================    ===============    ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest                                                                     $ 23                $ 18           $     16
     Income taxes                                                                 $ 33                $(61)          $    172


See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                          Accumulated
                                                                         Retained            Other                   Total
                                                Common Stock             Earnings        Comprehensive           Stockholders'
                                           ------------------------
                                             Shares        Amount        (Deficit)       Income (Loss)              Equity
                                           -----------    ---------      ----------     -----------------     --------------------
(in thousands, except share data)

Balance at December 28, 2000                7,494,542      $18,292          ($163)                 ($90)                   $18,039
Issuance of stock through
      Employee Stock Purchase Plan            119,212          208                                     -                       208
                                                                                 -
Comprehensive loss:
      Net loss                                      -            -         (6,010)                     -                   (6,010)
      Translation adjustment                        -            -                                  (82)                      (82)
                                                                                 -
      Unrealized gain on
         Marketable securities                      -            -               -                   (1)                       (1)
                                                                                                              --------------------
Total comprehensive loss                                                                                                   (6,093)
                                           -----------    ---------      ----------     -----------------     --------------------
Balance at December 31, 2001                7,613,754       18,500         (6,173)                 (173)                   12,154

Stock options exercised                         5,000            8               -                     -                        8
Issuance of stock through
      Employee Stock Purchase Plan            148,876          130               -                     -                      130
Comprehensive loss:
      Net loss                                      -            -         (3,106)                     -                  (3,106)
      Translation adjustment                        -            -                                    99                       99
                                                                                 -
                                                                                                              --------------------
Total comprehensive loss                                                                                                   (3,007)
                                           -----------    ---------      ----------     -----------------     --------------------
Balance at December 31, 2002                7,767,630       18,638          (9,279)                 (74)                    9,285
Stock options exercised                        14,189           40               -                     -                       40
Issuance of stock through
      Employee Stock Purchase Plan            194,477          119               -                     -                      119
Comprehensive loss:
      Net income                                    -            -           1,241                     -                    1,241
      Translation adjustment                        -            -               -                   405                      405
      Unrealized gain on
           Marketable securities                    -            -               -                   (2)                      (2)

                                                                                                              --------------------
Total comprehensive loss                                                                                                    1,644
                                           -----------    ---------      ----------     -----------------     --------------------
Balance at December 31, 2003                7,976,296      $18,797          ($8,038)                $329                  $11,088
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

As a result of our significant product development, customer support, and selling and marketing efforts in a period of weak capital spending, Data I/O has required substantial working capital to fund our operations. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least December 31, 2004. Any substantial inability to achieve the current business plan could have a material adverse impact on our financial position, liquidity, or result of operations and may require us to reduce expenditures and/or seek additional financing.

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

Stock-Based Compensation

Data I/O has stock-based employee compensation plans that are described more fully in Note 12. Data I/O applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our plans. Stock expense in 2003, 2002, and 2001 would have been the result of options issued with an exercise price below the underlying stock's market price. The following table illustrates the effect on net income (loss) and earnings (loss) per share if Data I/O had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, using the assumptions described in
Note 12, to our stock-based employee plans.

Data I/O's pro forma information follows (in thousands, except per share data):

                                                                                    Year Ended December
                                                                      -------------------------------------------------
                                                                            2003            2002             2001
                                                                      ---------------  --------------  ----------------

           Net income (loss) - as reported                                $1,241          ($3,106)         ($6,010)

           Deduct:  Total stock-based employee compensation expense
           determined under fair value based method for awards
           granted, modified, or settled, net of related tax effects
                                                                            (338)            (392)            (440)
                                                                      ---------------  --------------  ----------------
           Net income (loss) - pro forma                                    $903          ($3,498)         ($6,450)
                                                                      ===============  ==============  ================

           Basic earnings (loss) per share - as reported                   $0.16           ($0.40)          ($0.79)
           Diluted earnings (loss) per share - as reported                 $0.15           ($0.40)          ($0.79)
           Basic earnings (loss) per share - pro forma                     $0.11           ($0.45)          ($0.85)
           Diluted earnings (loss) per share - pro forma                   $0.11           ($0.45)          ($0.85)

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

In an effort to minimize the effect of exchange rate fluctuations on the results of our operations, Data I/O hedges portions of our foreign currency exposure through the use of forward exchange contracts, none of which are speculative. At December 31, 2003, we had a notional value of approximately $623,000 in five foreign exchange contracts outstanding, the fair value of which was a liability of $31,000. The contract terms are 43-90 days. The hedges are perfectly effective, as currency, settlement date and amount of the underlying receivables and of the forward contracts coincide, and as spot rates are the same for both the hedge and the hedged item.

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments with maturities of three months or less at date of purchase.

Marketable Securities

Data I/O generally invests in debt securities with original maturities of twelve months or less and money market funds, all of which are classified as available-for-sale securities and recorded at fair value, as defined below. We record unrealized holding gains and losses, net of any tax effect, as a component of accumulated other comprehensive income (loss) within stockholders' equity. We report interest earned in non-operating income as interest income. Marketable securities are classified in the balance sheet as current and noncurrent based on maturity dates and our expectation of sales and redemptions in the following year.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, marketable securities and forward exchange contracts approximates fair value. The fair value of Data I/O's marketable securities is based upon the quoted market price on the last business day of the fiscal year plus accrued interest, if any.

Accounts Receivable

The majority of Data I/O's accounts receivable are due from companies in the electronics manufacturing industries. Credit is extended based on an evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are typically due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. Data I/O determines our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Data I/O's previous loss history, the customer's current ability to pay our obligation to Data I/O, and the condition of the general economy and the industry as a whole. Data I/O writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest is allowed to accrue, according to our standard sales terms, beginning on the day after the due date of the receivable. However, interest income is subsequently recognized on these accounts only to the extent cash is received, or when the future collection of interest and the receivable balance is considered probable by management.

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

Long-lived and other assets are evaluated on an annual basis for impairment. In this connection, we reviewed the expected cash flows to be generated by the Sprint product line to determine that they are adequate compared to the remaining net book value of long-lived assets from the SMS acquisition.

Revenue Recognition

Sales of Data I/O's semiconductor programming equipment products requiring installation by us that is other than perfunctory are recorded when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. We recognize revenue from other product sales at the time of shipment. We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period. Sales were recorded net of associated sales return reserves, which were $300,000 and $450,000 at December 31, 2003 and 2002, respectively.

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

Advertising Expense

Data I/O expenses advertising costs as incurred. Total advertising expenses related to continuing operations were $248,000, $468,000, and $487,000 in 2003, 2002, and 2001, respectively.

Warranty Expense

Data I/O records a liability for an estimate of costs that it expects to incur under our basic limited warranty when product revenue is recognized. Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. We periodically assess the adequacy of our warranty liability based on changes in these factors. Data I/O normally warrants our products against defects for periods ranging from ninety days to one year. The FlashPAK, which we recently introduced, carries a three-year warranty on some components. We provide currently for the estimated cost that may be incurred under our product warranties. Data I/O records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts. Service costs are expensed as incurred.

Earnings(Loss)Per Share

Basic earnings (loss) per share exclude any dilutive effects of stock options. Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Earnings per share as presented on the statement of operations exclude employee stock options that were antidilutive of 1,141,412 and 1,115,508 in 2002, and 2001, respectively.

Diversification of Credit Risk

Financial instruments, which potentially subject Data I/O to concentrations of credit risk, consist primarily of trade receivables. Our cash, cash equivalents and marketable securities consist of high quality financial instruments. Data I/O maintains cash balances in financial institutions, which at times may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents. Our trade receivables are geographically dispersed and include customers in many different industries. We believe that any risk of loss is significantly reduced due to the diversity of our end-customers and geographic sales areas. We perform on-going credit evaluations of our customers' financial condition and require collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

Derivatives

Data I/O accounts for our derivatives using SFAS No. 133, "Accounting for Derivatives and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value.

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All of our hedging instruments are fair value hedges. Generally, these contracts have maturities less than one year and require us to exchange foreign currencies for U.S. dollars at maturity. The fair value of the open hedge contracts as of December 31, 2003 is a liability of $31,000 and is included in accounts payable on the balance sheet.

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

New Accounting Pronouncements

During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations" and, during 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit and Disposal Activities". The adoption of SFAS Nos. 143 and 146 during fiscal 2003 did not have a material impact on our consolidated financial statements.

In November 2002, the Emerging Issues Task Force (EITF) released Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor", applicable to Data I/O for arrangements entered into beginning in fiscal 2003. Data I/O records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. As such, the adoption of EITF No. 02-16 during fiscal 2003 did not have a material impact on our consolidated financial statements.

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

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 interprets ARB No. 51, "Consolidated Financial Statements," as amended by FASB Statement No. 94, "Consolidation of All Majority-Owned Subsidiaries," which requires the preparation of consolidated financial statements when one entity has a controlling financial interest in a second entity. FIN 46 specifies disclosures that are required for financial statements issued after January 31, 2003 but prior to the effective date of the Interpretation for entities created before February 1, 2003 and interests in those entities acquired before that date, as well as disclosures that will be required for financial statements of primary beneficiaries and others with variable interests in variable interest entities issued after the effective date. The FASB has published a revision to Interpretation 46 to clarify some of the provisions of FIN 46 and to exempt certain entities from its provisions. The adoption of this interpretation did not have a material impact on our results of operations or financial position, as we do not have variable interest entities.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. Data I/O has adopted the provisions of the statement, which has had no material impact.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. This statement is effective for all financial instruments entered into or modified after May 31, 2003." The adoption of SFAS No 150 during fiscal 2003 did not have a material impact on our consolidated financial statements.

NOTE 2 - PROVISION FOR BUSINESS RESTRUCTURING

During 2003, we completed the restructuring that began during 2001, which included actions taken to reduce our breakeven point and realign Data I/O with our market opportunities. We required this operational repositioning because of the impact of the economic slowdown and the decline in capital spending across a high number of customer groups on general demand for programming equipment over the past few years. At the end of 2003 our breakeven point was approximately $6.2 million in net sales with 127 employees worldwide. Our breakeven point increased in 2003, primarily due to cost increases resulting from the impact of the weaker dollar on foreign currency based costs and from personnel costs due to salary increases, incentive compensation and selective hiring of individuals with critical skills to help position us as the continuing technology leader in our market.

During 2002, we recorded restructuring charges of $632,000 in connection with our actions to reduce our quarterly breakeven point from approximately $7 million of net sales at the beginning of 2002 to approximately $5.7 million at the end of 2002. We achieved most of these reductions by reducing our personnel from 155 at the beginning of 2002 to 125 at the end of 2002.

During 2001, we recorded restructuring charges of $1,211,000 in connection with a number of strategic restructuring actions to reduce our breakeven point. This restructuring included the following: a reduction in our global workforce from 224 at the start of the year to 155 at the end of 2001; discontinuance or reallocation of numerous projects and activities not essential to our long-term goals; streamlining activities to decrease discretionary marketing, distribution and promotional expenses; consolidation of numerous functions across the organization to create a team, which was more productive and able to respond faster to global customer needs; and closure of a facility in Germany and moving our operations to other locations within Data I/O.

At December 31, 2003 all restructuring expenses associated with the activities detailed above had been paid and the excess expense accrual of $39,000 was reversed during 2003.

An analysis of the restructuring is as follows (in thousands):

                                               2002          Reserve           2003             2003           Reserve
                               2002         Payments/      Balance at        Expenses        Payments/        Balance at
 Description                  Expenses      Write-offs    Dec. 31, 2002    (Reversals)       Write-offs     Dec. 31, 2003
 ---------------------------------------------------------------------------------------- ----------------- ---------------

 Downsizing U.S.
 Operations:
    Employee severance          $556          $391            $169            ($21)            $148               $-
    Redmond facility              10            46              10               -               10                -
    consolidation
    Consulting and legal          58            52              25             (18)               7
    expenses                                                                                                       -
    Downsizing foreign             8            27               -               -                -                -
    operations
                          ---------------- -------------  ------------- ----------------- --------------- ----------------
 Total                          $632          $516            $204            ($39)             $165              $-
                          ================ =============  ============= ================= =============== ================

NOTE 3 - MARKETABLE SECURITIES

The estimated fair value of marketable securities consisted of the following (in thousands):

                                                  Dec.31,             Dec.31
                                                   2003                2002
                                              -------------      -------------

         Corporate bonds                           $754               $734
         Euro-dollar bonds                            -                342
         Taxable auction securities                 500                  -
         Tax advantaged auction securities        1,100                  -
                                              -------------      -------------
                                                 $2,354             $1,076
                                              =============      =============

At December 31, 2003, cost approximated market value for Data I/O's portfolio of marketable securities and there were no significant unrealized gains or losses. The marketable securities are all classified as current assets due to their maturity date or because of the available for sale holding intent, as in the case of corporate bonds having a maturity date in the second quarter of 2005. The cost of securities sold is determined by the specific identification method.

NOTE 4  - ACCOUNTS RECEIVABLE

Receivables consist of the following (in thousands):

                                                  Dec. 31,           Dec.31,
                                                   2003               2002
                                             --------------    ----------------

      Trade receivables                          $5,249             $4,436
      Other                                           7                 79
                                             --------------   -----------------
               Total                              5,256              4,515
      Less allowance for doubtful receivables       202                187
                                             --------------   -----------------
               Net receivables                   $5,054             $4,328
                                            ===============   =================

Trade receivables relate to sales of parts, for which credit is extended based on the customer's credit history. Other receivables represent amounts due for subcontracting work performed for others.

Changes in Data I/O's allowance for doubtful accounts are as follows (in thousands):

                                                  Dec.31,            Dec. 31,
                                                   2003               2002
                                             --------------   -----------------

      Beginning balance                            $187               $372
               Bad debt expense (reversal)           43               (162)
               Accounts written-off                 (28)               (37)
               Recoveries                             -                 14
                                            ----------------  -----------------
             Ending balance                        $202               $187
                                            ================  =================

NOTE 5 - INVENTORIES

Net inventories consisted of the following components (in thousands):

                                                  Dec. 31,           Dec. 31,
                                                   2003               2002
                                           ------------------ -----------------

      Raw material                                $2,100            $2,308
      Work-in-process                              1,411               875
      Finished goods                               1,096             1,293
                                          ------------------ -------------------
                                                  $4,607            $4,476
                                          ================== ===================

Reserves for excess and obsolete inventory were $2,296,000 and $3,267,000 at December 31, 2003 and December 31, 2002, respectively. The $971,000 decline in the reserve related primarily to scrapping and disposal of the related inventory and reversal of $96,000 in cost of goods sold. Freight expense for incoming raw materials and freight out for product shipments is charged to cost of goods sold.

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

                                               Dec. 31,           Dec. 31,
                                                2003                2002
                                           --------------     --------------

       Leasehold  improvements                 $ 259              $ 239
       Equipment                              12,016             12,132
                                           --------------     --------------
                                              12,275             12,371
       Less accumulated depreciation          11,124             10,863
                                           --------------     --------------

       Property, plant and equipment - net    $1,151            $ 1,508
                                           ==============     ==============

Total depreciation recorded for 2003, 2002, and 2001 was $667,000, $670,000, and $940,000, respectively.

NOTE 8 - OTHER ASSETS

Other assets consisted of the following components (in thousands):

                                              Dec. 31,             Dec. 31
                                               2003                  2002
                                          --------------      --------------

       Long-term lease deposits               $   11               $   66
       Investment in product lines: SMS        3,272                3,272
                                          --------------      --------------
                                               3,283                3,338
       Less accumulated amortization           3,272                3,251
                                          --------------      --------------
       Other assets - net                     $   11             $     87
                                          ==============      ==============

Total amortization recorded for 2003, 2002, and 2001 was $59,000, $81,000, and $969,000, respectively.

Investment in Product Lines: SMS

In November 1998, Data I/O acquired SMS Holding GmbH. In related transactions, we acquired a license to the technology, manufacturing and worldwide distribution rights to Unmanned Solutions' AH 400 robotic handler, which is used in the fine pitch automated programming system, now the PS product family. Of the total acquisition costs of these transactions, approximately $3.3 million of developed technology and other various intangible assets are reported as Other Assets in the accompanying balance sheets and are being amortized ratably over the economic life of the specific assets acquired (three to five years). The net book value of the assets capitalized in Other Assets related to this acquisition is $0 and $59,000 at December 31, 2003 and 2002, respectively.

NOTE 9 - WARRANTY

The changes in Data I/O's product warranty liability are as follows (in thousands):

                                             December 31,         December 31,
                                                2003                  2002
                                          -----------------    ----------------

  Liability, beginning of year                 $519                  $578
  Net expense, accrual revisions
  and warranty claims                            44                   (59)
                                         ------------------    ----------------
  Liability, end of year                       $563                  $519
                                         ==================    ================

NOTE 10 - AGGREGATE CONTRACTUAL OBLIGATIONS AND COMMITTMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. Any amounts reflected on the balance sheet as accounts payable and accrued liabilities are excluded from the below table. Data I/O has no long-term debt. Data I/O has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31, (in thousands):

                                      Purchase                Operating
                                     obligations               leases
                                    ----------------        -------------

            2004                       $1,386                  $1,440
            2005                           54                   1,413
            2006                            -                   1,257
            2007                            -                       1
            2008 and thereafter             -                       -
                                   ----------------        ----------------
                   Total               $1,440                  $4,111
                                   ================        ================

Lease and rental expense was $1,476,000, $1,387,000 and $1,342,000 in 2003, 2002
and 2001, respectively. Data I/O has renewal options on substantially all of our major leases. The initial lease on the Redmond facility expires on December 31, 2006. So long as we are not in material default of the terms of the lease and there has not been a material adverse change in the financial condition of Data I/O, we have the option to extend the lease for an additional five years on the same terms as the balance of the lease, except the rent shall be at the then-prevailing fair market rental rate. We will also have the right for a second five-year extension by giving written notice at least six months prior to the end of the first extension.

As part of our restructuring plan implementation, Data I/O vacated one floor of our leased Redmond facility (approximately 25,000 square feet) and sublet the majority of this space for a period of 28 months beginning January 1, 2000. This sublease ended in June 2002. We have not been successful in subleasing this space since June 2002 and believe the market for this space is currently quite limited.

NOTE 11 - STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2003, there were 1,595,215 shares of Common Stock reserved for issuance of which 268,410 shares are available for future grant under Data I/O's employee stock option plans. Pursuant to these plans, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years. Certain options granted during 1998 and 1999 vest over two years. Options granted under the plans generally have a maximum term of six years from the date of grant, except for certain options granted in January 1999, which have a maximum term of ten years. On May 15, 2002, Data I/O's shareholders approved an amendment to the Data I/O Corporation 2000 Stock Incentive Compensation Plan increasing the number of shares reserved for issuance under the 2000 Plan by an additional 200,000 shares of Common Stock.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, eligible employees may purchase shares of Data I/O's Common Stock at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 2003, 2002 and 2001, a total of 194,477, 148,876, and 119,212 shares, respectively, were purchased under the plan at average prices of $0.61, $0.87, and $1.66 per share, respectively. At December 31, 2003, a total of 274,638 shares were reserved for future issuance.

Stock Appreciation Rights Plan

Data I/O has a Stock Appreciation Rights Plan ("SAR") under which each director, executive officer or holder of 10% or more of Data I/O's Common Stock has a SAR with respect to each exercisable stock option. The SAR entitles the SAR holder to receive cash from Data I/O for the difference between the market value of the stock and the exercise price of the option in lieu of exercising the related option. SARs are only exercisable following a tender offer or exchange offer for Data I/O's stock, or following approval by shareholders of Data I/O of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than 50% of the common shares outstanding. As no event has occurred, which would make the SARs exercisable, and no such event is deemed probable, no compensation expense has been recorded under this plan.

Director Fee Plan

Data I/O has a Director Fee Plan, not currently in use, which had provided for payment to directors who are not employees of Data I/O Corporation by delivery of shares of Data I/O's Common Stock. No shares were issued from the plan for 2003, 2002 or 2001 board service and 151,332 shares remain available in the plan.

Retirement Savings Plan

Data I/O has a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer their pre-tax salary, subject to IRS limitations. In fiscal years 2003, 2002 and 2001, Data I/O contributed one dollar for each dollar contributed by a participant, with a maximum contribution of 4% of a participant's earnings. Data I/O's matching contribution expense for the savings plan was approximately $161,000, $173,000 and $271,000 in 2003, 2002 and 2001, respectively.

Share Repurchase Program

Under a previously announced share repurchase program, Data I/O is authorized to repurchase up to 1,123,800 shares of our outstanding Common Stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. In years, prior to 2003, we have repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. We have not repurchased shares under this plan since the second quarter of 1997, although we still have the authority to do so.

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

                                      Employee Stock                   Employee Stock                       Director
                                         Options                        Purchase Plan                       Fee Plan
                              -------------------------------  --------------------------------  -------------------------------
                               2003       2002       2001       2003       2002       2001        2003       2002       2001
                              ---------  ---------  ---------  ---------  ---------  ----------  ---------  ---------  ---------
Risk-free interest rates       2.21%      3.80%      4.81%      1.14%      1.66%       4.86%       N/A        N/A        N/A
Volatility factors              1.03        .94        .70        .97        .94         .70       N/A        N/A        N/A
Expected life of the option     4.31       4.31       4.31        .50        .50         .50       N/A        N/A        N/A
     in years
Expected dividend yield         None       None       None       None       None        None       None       None       None

For purposes of pro forma disclosures, the estimated fair value of the options granted, which is estimated to be $1.01, $0.92 and $1.36 per share for 2003, 2002 and 2001, respectively, is amortized to expense over the options' vesting period.

A summary of Data I/O's stock option activity, and related information follows:

                                          December 31, 2003              December 31, 2002              December 31, 2001
                                     ----------------------------    --------------------------    -----------------------------
                                                      Weighted-                     Weighted-                       Weighted-
                                                       Average                       Average                         Average
                                                      Exercise                      Exercise                         Exercise
                                       Options          Price         Options         Price          Options          Price
                                    --------------- --------------  -------------  ------------   --------------- ---------------
Outstanding at beginning of year       1,141,412        $2.56        1,115,508         $2.89        1,128,750         $2.98
   Granted                               299,500         1.39          328,000          1.33          117,500          2.35
   Exercised                             (14,408)         2.40          (5,000)         1.33            -              -
   Expired or forfeited                  (99,699)         3.10        (297,096)         2.48         (130,742)         3.19
                                    ---------------                 -------------                 ---------------
Outstanding - end of year              1,326,805          2.25       1,141,412          2.56        1,115,508          2.89
                                    ===============                 =============                 ===============
Exercisable at end of year               829,572         $2.52         705,477         $2.80          675,050         $2.86

The following table summarizes information about stock options outstanding at December 31, 2003:

                                        Options Outstanding                              Options Exercisable
                       ------------------------------------------------------      ---------------------------------
                                            Weighted-
                                             Average           Weighted-                              Weighted-
                                            Remaining           Average                                Average
      Range of              Number         Contractual         Exercise               Number          Exercise
   Exercise Prices       Outstanding      Life in Years          Price             Exercisable          Price
                       ----------------- ----------------- ------------------     --------------- ------------------
    $1.00 - $1.25           252,188            5.15               $1.04               45,758             $1.11
    $1.33 - $1.61           226,561            4.19                1.35               89,356              1.36
    $1.75 - $2.41           398,000            2.53                1.99              347,625              1.99
    $2.45 - $3.47           206,556            2.94                2.96              153,770              2.87
    $3.48 - $5.19           243,500            1.45                4.16              193,063              4.05
                       -----------------                                          ---------------
    $1.00 - $5.19         1,326,805            3.18               $2.25              829,572             $2.52
                       =================                                          ===============

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Ending accumulated balances for each item in accumulated other comprehensive loss are as follows:

(in thousands)                                                                   December 31,            December 31,
                                                                                     2003                    2002
                                                                              -------------------       ----------------
Unrealized currency gain (loss)                                                       $331                   ($74)
Unrealized gain (loss) on marketable securities                                        (2)                      -
                                                                              -------------------       ----------------
Total accumulated other comprehensive income (loss)                                   $329                   ($74)
                                                                              ===================       ================

NOTE 14- INCOME TAXES

Data I/O accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Components of income (loss) before taxes:

                                                                                        Year Ended December
                                                                         ---------------------------------------------------
(in thousands)                                                               2003               2002              2001
                                                                        ---------------    ---------------   ----------------
     U.S. operations                                                         $698             ($3,506)          ($6,122)
     Foreign operations                                                       576                 339               336
                                                                        ---------------    ---------------   ----------------
                                                                           $1,274             ($3,167)          ($5,786)
                                                                        ===============    ===============   ================

Income tax expense (benefit) consists of:
     Current tax expense (benefit):
         U.S. federal                                                        $  -              ($198)              ($11)
         State                                                                  -                  4                  6
         Foreign                                                               33                (61)               223
                                                                         ---------------   ---------------   ----------------
                                                                               33               (255)               218
     Deferred tax expense (benefit) - U.S. federal                              -                194                  6
                                                                         ---------------   ---------------   ----------------
            Total income tax expense (benefit)                                $33               ($61)              $224
                                                                         ===============   ===============   ================

For federal income tax purposes, a deduction is received for stock option compensation gains.

A reconciliation of Data I/O's effective income tax rate and the U.S. federal tax rate is as follows:

                                                                                          Year Ended December
                                                                          ----------------------------------------------------
                                                                             2003               2002               2001
                                                                          ------------    --------------       ---------------
         Statutory rate                                                      34.0%              34.0%              34.0%
         State and foreign income tax, net of
          federal income tax benefit                                        (14.4)               1.3               (8.5)
         Valuation allowance for deferred tax assets                        (17.1)             (33.6)             (28.8)
         Other                                                                -                  0.2               (0.6)
                                                                        ---------------    ---------------    ---------------
                                                                              2.5%               1.9%               3.9%
                                                                        ===============    ===============    ===============

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below (in thousands):


                                                                            Dec. 31,            Dec. 31
                                                                              2003                2002
                                                                        ---------------    ----------------

Deferred income tax assets:
     Allowance for doubtful accounts                                       $    58             $   49
     Inventory and product return reserves                                   1,448              2,135
     Compensation accruals                                                     133                111
     Accrued liabilities                                                       675              1,037
     Book-over-tax depreciation and amortization                               773                818
     Foreign net operating loss carryforwards                                   30                  5
     U.S. net operating loss and credit carryforwards                        6,605              5,969
     Other, net                                                                 16                 16
                                                                        ---------------   ----------------
                                                                             9,738             10,140
     Valuation allowance                                                    (9,738)           (10,140)
                                                                        ---------------    ----------------
         Total deferred income tax assets                                  $     -            $     -
                                                                        ===============    ================

The valuation allowance for deferred tax assets decreased $402,000 during the year ended December 31, 2003, due primarily to the 2003 net income that allowed the utilization of tax deferred assets reducing the valuation allowance. The valuation allowance for deferred tax assets increased $1,173,000 during the year ended December 31, 2002, due primarily to taxable losses and to credit carryforwards generated in 2002. The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding Data I/O's ability to utilize such assets in future years. Credit carryforwards consist primarily of research and experimental and alternative minimum tax credits. Net operating loss carryforwards expire in 2019 to 2023. Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE 15 - SEGMENT AND GEOGRAPHIC INFORMATION

In 2003, one customer accounted for 18% of Data I/O's consolidated revenues and no other customer accounted for more than 10%. No customer accounted for more than 10% of consolidated revenues in 2002 and 2001. Major operations outside the U.S. include sales and service support subsidiaries in Germany, Canada and China.

We present geographic information of the continuing operations for the three years ended December 31, 2003 in the table that follows. Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. Export sales are subject to U.S. Department of Commerce regulations, and to the market conditions in the countries in which the products are sold. For purposes of the table below, the profit on the transfers between geographic areas has been shown in operating income in the geographic area where the final sale to non-affiliated customers took place. Certain general corporate expenses are charged to the U.S. segment. Identifiable assets are those assets that can be directly associated with a particular geographic area. All Company financial instruments, consisting of cash and marketable securities, are included in U.S. operations.


                                                                                Year Ended December
                                                         ------------------------------------------------------------------
    (in thousands)                                            2003                     2002                      2001
                                                         ---------------          --------------           ----------------
         Net sales:
         U.S.                                                $7,263                   $8,347                   $9,526
         Europe                                              10,678                    7,662                    8,730
         Rest of World                                        6,746                    6,829                    8,570
                                                         ---------------          --------------           ----------------
                                                            $24,687                  $22,838                  $26,826
                                                         ===============          ==============           ================

    Operating income (loss):
         U.S.                                                 ($709)                 ($2,754)                 ($4,710)
         Europe                                               2,827                      772                   (1,437)
         Rest of World                                         (819)                    (953)                     237
                                                         ---------------          --------------           ----------------
                                                             $1,299                  ($2,935)                 ($5,910)
                                                         ===============          ==============           ================

    Identifiable assets:
         U.S.                                               $11,128                  $10,273                  $13,248
         Europe                                               3,919                    3,235                    4,059
         Rest of World                                        2,941                    2,859                    3,033
                                                                                  --------------           ----------------
                                                         ---------------
                                                            $17,988                  $16,367                  $20,340
                                                         ===============          ==============           ================


NOTE 16 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth unaudited selected quarterly financial data for Data I/O for 2003 and 2002. Although our business is not seasonal, growth rates of sales and earnings have varied from quarter to quarter as a result of factors such as stocking orders from international distributors, the timing of new product introductions, business acquisitions and dispositions, business restructuring, and short-term industry and general U.S. and international economic conditions. Information as to any one or more quarters is, therefore, not necessarily indicative of trends in our business or profitability.


(in thousands except per share data)                                           Year Ended December 2003
                                                           -----------------------------------------------------------------
For the quarters ended                                        Mar 31          June 30          Sept 30            Dec 31
                                                           -------------    -------------    -------------     -------------
     Net sales                                                 $6,155           $5,578           $6,360            $6,594
     Gross margin                                               3,437            3,299            3,328             3,615
     Net income                                                   317              332              319               273
     Basic and diluted earnings per share (1)                  $ 0.04            $0.04            $0.04             $0.03


                                                                               Year Ended December 2002
(in thousands except per share data)
                                                           -----------------------------------------------------------------
For the quarters ended:                                       Mar 31          June 30          Sept 30            Dec 31
                                                           -------------    -------------    -------------     -------------

     Net sales                                                 $5,389           $4,797           $6,443            $6,209
     Gross margin                                               2,502            2,005            3,271             3,504
     Net income (loss)                                         (1,154)          (1,368)            (833)              251
     Basic and diluted earnings (loss) per share (1)           ($0.15)          ($0.18)          ($0.11)            $0.03

(1) The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

NOTE 17 - LONG-TERM DEBT

As of December 31, 2003 and December 31, 2002, Data I/O had no long-term debt outstanding. Data I/O established a foreign line of credit for 50,000 Euros in February 2002 that was renewed in 2003, but we did not renew it in January 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable

Item 9A.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, Data I/O evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange
Act) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to Data I/O (or our consolidated subsidiaries) required to be included in our periodic SEC filings and Form 8-K reports.

(b) Changes in internal controls.

There were no significant changes made in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information regarding the Registrant's directors is set forth under "Election of Directors" in Data I/O's Proxy Statement relating to Data I/O's annual meeting of shareholders to be held on May 20, 2004 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of Data I/O's year-end. Information regarding the Registrant's executive officers is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Registrant." Information regarding the Registrant's Equity Compensation Plan Information is set forth in Item 5 of Part II herein under the caption "Equity Compensation Plan Information."

Code of Ethics

We have adopted an updated Code of Ethics that applies to all directors, officers and employees of Data I/O, including the Chief Executive Officer and Chief Financial Officer. The key principles of the Code of Ethics are to act legally and with integrity in all work for Data I/O. The Code of Ethics is posted on the corporate governance page of our website at http://www.dataio.com/corporate/governance.asp. We will post any amendments to our Code of Ethics at that location. In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Ethics for our executive officers or directors, information concerning such waiver will also be posted at that location. In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within five business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of The Nasdaq Stock Market, Inc.

Item 11.  Executive Compensation

Information called for by Part III, Item 11, is included in Data I/O's Proxy Statement relating to Data I/O's annual meeting of shareholders to be held on May 20, 2004 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." Such Proxy Statement will be filed within 120 days of Data I/O's year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in Data I/O's Proxy Statement relating to Data I/O's annual meeting of shareholders to be held on May 20, 2004 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Voting Securities and Principal Holders." Such Proxy Statement will be filed within 120 days of Data I/O's year-end.

Item 13.  Certain Relationships and Related Transactions

None.

Item 14.  Accounting Fees

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned "Principal Accountant's Fees and Services" in the proxy statement for our annual meeting of shareholders to be held on May 20, 2004.

                                    PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Executive Compensation Plans and Arrangements

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1) Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.7, 10.22, and 10.24.

(2) Amended and Restated Retirement Plan and Trust Agreement. See Exhibit 10.2, 10.3, 10.4, 10.11, 10.14, 10.15, and 10.16.

(3) Summary of Amended and Restated Management Incentive Compensation Plan. See
Exhibit 10.12.

(4) Amended and Restated 1983 Stock Appreciation Rights Plan.  See Exhibit 10.1.

(5) Amended and Restated 1986 Stock Option Plan.  See Exhibit 10.18.

(6) Form of Change in Control Agreements. See Exhibit 10.5.

(7) 1996 Director Fee Plan.  See Exhibit 10.6 and 10.17.

(8) Letter Agreement with Frederick R. Hume. See Exhibit 10.20.

(9) Amended and Restated 2000 Stock Compensation Incentive Plan.
 See Exhibit 10.21 and 10.23.

(a) List of Documents Filed as a Part of This Report:                     Page

    (1) Index to Financial Statements:

        Report of Grant Thornton LLP, Independent Certified Public
        Accountants                                                        23

        Report of Management                                               24

        Consolidated Balance Sheets as of December 31, 2003 and 2002       25

        Consolidated Statements of Operations for each of the three
        years ended December 31, 2003                                      26

        Consolidated Statements of Cash Flows for each of the three
        years ended December 31, 2003                                      27

        Consolidated Statement of Stockholders' Equity for
        each of the three years ended December 31, 2003                    28

        Notes to Consolidated Financial Statements                         29

    (2) Index to Financial Statement Schedules:

        Schedule II - Consolidated Valuation and Qualifying Accounts       49

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

             3.2    Data I/O's Bylaws as amended and restated as of
                    October 2003.                                          50

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

        10   Material Contracts:

             10.1 Amended and Restated 1983 Stock Appreciation Rights Plan dated February 3, 1993 (Incorporated by reference to Exhibit 10.23 of Data I/O's 1992 Annual Report on Form 10-K (File No. 0-10394)).

             10.2 Amended and Restated Retirement Plan and Trust Agreement. (Incorporated by reference to Exhibit 10.26 of Data I/O's 1993 Annual Report on Form 10-K (File No. 0-10394)).

             10.3 First Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.21 of Data I/O's 1994 Annual Report on Form 10-K (File No. 0-10394)).

             10.4 Second Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.26 of Data I/O's 1995 Annual Report on Form 10-K
                    (File No.0-10394)).

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

            10.19 Sublease dated December 22, 1999 between Data I/O Corporation and Imandi.com, Inc.

            10.20  Letter Agreement with Fred R. Hume dated January 29, 1999.

            10.21 Amended and Restated 2000 Stock Compensation Incentive Plan dated May 19, 2000. (Incorporated by reference to Data I/O's 2000 Proxy Statement dated March 27, 2000.)

            10.22 Amended and Restated 1982 Employee Stock Purchase Plan dated May 16, 2001 (Incorporated by reference to Data I/O's 2001 Proxy Statement dated March 28, 2001.)

            10.23 Amended and Restated 2000 Stock Compensation Incentive Plan dated May 19, 2000. (Incorporated by reference to Data I/O's 2002 Proxy Statement dated April 19, 2002.)

            10.24 Amended and Restated 1982 Employee Stock Purchase Plan dated May 16,2001 (Incorporated by reference to Data I/O's 2003 Proxy Statement dated March 31, 2003.)

            21.1   Subsidiaries of the Registrant                           59

            23.1   Consent of Grant Thornton LLP, Independent Certified
                   Public Accountants                                       60

       31   Certification - Section 302:

            31.1   Chief Executive Officer Certification                    61
            31.2   Chief Financial Officer Certification                    62

       32   Certification - Section 906:

            32.1   Chief Executive Officer Certification                    63
            32.2   Chief Financial Officer Certification                    64

(b)  Form 8-K:

On November 4, 2003, Data I/O furnished a copy of a press release announcing Data I/O's third quarter results on a Form 8-K under Item 12. The information furnished in the Form 8-K pursuant to Item 12 shall not be deemed filed under the Securities Exchange Act of 1934, as amended.

On November 4, 2003, Data I/O furnished a copy of a press release announcing the appointment of William Walker to the Board of Directors on a Form 8-K under Item 5.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             DATA I/O CORPORATION
                                                 (REGISTRANT)

DATED:   March 29, 2004                      By: //S//Frederick R. Hume
                                                 Frederick R. Hume
                                        President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    NAME  & DATE                     TITLE

    By: //S//Frederick R. Hume       President and Chief Executive Office
        Frederick R. Hume            (Principal Executive Officer)

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

    By: //S//Glen F. Ceiley          Director
        Glen F. Ceiley

    By: //S//Paul A. Gary            Director
        Paul A. Gary

    By: //S//Edward D. Lazowska      Director
        Edward D. Lazowska

    By: //S//Daniel A. DiLeo         Director
        Daniel A. DiLeo

    By: //S//Steven M. Quist         Director
        Steven M. Quist

    By:                              Director
        William R. Walker

                              DATA I/O CORPORATION

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                                 Charged/
                                                                (Credited)
                                              Balance at         to Costs                            Balance at
                                               Beginning            and          Deductions-           End of
                                               of Period         Expenses          Describe            Period
                                            ----------------  ----------------  ---------------  --------------------
(in thousands)
Year Ended December 31, 2001:
     Reserves and allowances
        deducted from asset accounts:
           Allowance for bad debts                $350                $64             ($42) (1)          $372
           Inventory reserves                   $2,587             $1,122          ($1,240) (2)        $2,469

Year Ended December 31, 2002 :
     Reserves and allowances
        deducted from asset accounts:
           Allowance for bad debts                $372            $  (162)            ($23) (1)          $187
           Inventory reserves                   $2,469            $   871             ($73) (2)        $3,267

Year Ended December 31, 2003:
     Reserves and allowances
        deducted from asset accounts:
           Allowance for bad debts                $187                $71             ($56) (1)          $202
           Inventory reserves                   $3,267               ($96)           ($875) (2)        $2,296


(1)  Uncollectable  accounts  written  off,  net  of  recoveries.
(2)  Obsolete inventories disposed of.

                                   Exhibit 3.2

                              AMENDED AND RESTATED
                                     BYLAWS
                                       OF
                              DATA I/O CORPORATION

                             As of October 29, 2003

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

(8) Closing of Transfer Books and Fixing Record Date: For the purpose of determining shareholders notice of or to vote at any meeting of shareholders, or any adjournment thereof, or entitled to receive payment of any dividend, the Board of Directors may provide that the stock transfer books shall be closed for a stated period not to exceed seventy days nor be less than ten days preceding such meeting. In lieu of closing the stock transfer books, the Board of Directors may fix in advance a record date for any such determination of shareholders, such date to be not more than seventy days and, in case of a meeting of shareholders, not less than ten days prior to the date on which the particular action requiring such determination of shareholders is to be taken.

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

(2) The Chairman of the Board of Directors: The Chairman of the Board of Directors shall preside at all meetings of shareholders and directors, and shall perform all such other duties as are incident to his office or are properly required of him by the Board of Directors. If no person holds the office of Chairman of the Board of Directors, the President shall preside at all meetings of shareholders and directors.

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

Most recently amended by resolution of the corporation's Board of Directors on October 29, 2003.



                            /s/ Joel S. Hatlen
                            Joel S. Hatlen, Secretary

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


               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



We have issued our report dated February 6, 2004, accompanying the consolidated financial statements and schedule included in the Annual Report of Data I/O Corporation on Form 10-K for the year ended December 31, 2003. We hereby consent to the incorporation by reference of said report in the Registration Statement of Data I/O on Form S-8 (File No. 333-20657 and No. 33-66824) pertaining to the Company's 1982 Employee Stock Purchase Plan and Director Fee Plan, and
Registration Statements Forms S-8 (File No. 33-95608, No. 33-54422, No. 333-55911, No. 33-02254, No. 33-03958 and No. 333-48595) pertaining to the
Company's 1986 Stock Option Plan.

//s//GRANT THORNTON LLP

Seattle, Washington
March 29, 2004

Exhibit 31.2
Certification by Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Frederick R. Hume, certify that:
1)   I have reviewed this annual report on Form 10-K of Data I/O Corporation;
2) Based upon my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and
     c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
     5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: March 29, 2004

                  /s/ Frederick R. Hume
                  Frederick R. Hume
                  Chief Executive Officer
                  (Principal Executive Officer)

Exhibit 31.2
Certification by Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Joel S. Hatlen, certify that:
1.   I have reviewed this annual report on Form 10-K of Data I/O Corporation;
2. Based upon my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and
c. disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: March 29, 2004

                   /s/ Joel S. Hatlen
                  Joel S. Hatlen
                  Chief Financial Officer
                  (Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the "Company") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                   /s/ Frederick R. Hume
                  Frederick R. Hume
                  Chief Executive Officer
                  (Principal Executive Officer)
                  March 29, 2004

Exhibit 32.2

Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the "Company") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                   /s/ Joel S. Hatlen
                  Joel S. Hatlen
                  Chief Financial Officer
                  (Principal Financial Officer)
                  March 29, 2004