Form 10-Q
period 2004-03-31
DATA I/O CORP
filed 2004-05-17
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q
           (Mark One)

               ( X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2004

                                       OR

               (  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                      Or the transition period from ___________ to ____________



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

8,012,592 shares of no par value of the Registrant's Common Stock were issued and outstanding as of May 7, 2004.

                              DATA I/O CORPORATION

                                    FORM 10-Q
                      For the Quarter Ended March 31, 2004

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                    DATA I/O CORPORATION

                                                 CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Mar. 31,                      Dec. 31,
                                                                                           2004                          2003
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                                      (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                            $3,706                       $4,380
     Marketable securities                                                                 2,368                        2,354
     Trade accounts receivable, less allowance for
        doubtful accounts of $206 and $202                                                 5,606                        5,054

     Inventories                                                                           4,053                        4,607
     Other current assets                                                                    412                          431
                                                                                   ---------------------           ----------------
        TOTAL CURRENT ASSETS                                                              16,145                       16,826

Property and equipment - net                                                               1,465                        1,151
Other assets                                                                                   7                           11
                                                                                   ---------------------           ----------------
        TOTAL ASSETS                                                                     $17,617                      $17,988
                                                                                   =====================           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                     $1,213                       $1,285
     Accrued compensation                                                                    896                        1,186
     Deferred revenue                                                                      1,411                        1,430
     Other accrued liabilities                                                             1,254                        1,543
     Income taxes payable                                                                    403                          350
                                                                                   ---------------------           ----------------
         TOTAL CURRENT LIABILITIES                                                         5,177                        5,794

Deferred gain on sale of property                                                          1,023                        1,106
                                                                                   ---------------------           ----------------
         TOTAL LIABILITIES                                                                 6,200                        6,900

COMMITMENTS                                                                                    -                            -

STOCKHOLDERS' EQUITY:
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                                           -                            -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 8,010,717
           and 7,976,296 shares                                                           18,886                       18,797
     Accumulated deficit                                                                  (7,742)                      (8,038)
     Accumulated other comprehensive loss                                                    273                          329
                                                                                   ---------------------           ----------------
        TOTAL STOCKHOLDERS' EQUITY                                                        11,417                       11,088
                                                                                   ---------------------           ----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $17,617                      $17,988
                                                                                   =====================           ================

See accompanying notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                           Mar. 31,                 Mar. 31,
For the three months ended                                                                   2004                    2003
-------------------------------------------------------------------------------------- ------------------     ---------------------
(in thousands, except per share data)

Net sales                                                                                   $6,834                  $6,155
Cost of goods sold                                                                           3,121                   2,718
                                                                                       ------------------     ---------------------
Gross margin                                                                                 3,713                   3,437

Operating expenses:
     Research and development                                                                1,204                   1,161
     Selling, general and administrative                                                     2,172                   1,928
     Net provision (reversal) for business restructuring                                         -                     (27)
                                                                                       ------------------     ---------------------
         Total operating expenses                                                            3,376                   3,062
                                                                                       ------------------     ---------------------

         Operating  income                                                                     337                     375


Non-operating income (expense):
     Interest income                                                                            35                      32
     Interest expense                                                                           (1)                     (3)
     Foreign currency exchange                                                                 (14)                    (76)
                                                                                       ------------------     ---------------------
         Total non-operating income (expense)                                                   20                     (47)

                                                                                       ------------------     ---------------------
        Income before income taxes                                                             357                     328

Income tax expense                                                                              61                      11
                                                                                       ------------------     ---------------------

Net  income                                                                                  $ 296                   $ 317
                                                                                       ==================     =====================


Basic and diluted earnings per share                                                         $0.04                   $0.04
                                                                                       ==================     =====================

Weighted average shares outstanding                                                          7,998                   7,845
                                                                                       ==================     =====================
Weighted average and potential shares outstanding                                            8,414                   7,847
                                                                                       ==================     =====================

See accompanying notes to consolidated financial statements.

                                                  DATA I/O CORPORATION

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Mar 31,            Mar 31,
For the three months ended                                                                          2004               2003
-----------------------------------------------------------------------------------------------------------------------------------
(in  thousands)
OPERATING ACTIVITIES:
    Income from operations                                                                           $ 296            $ 317
    Adjustments to reconcile income from operations to net cash provided by (used in) operating activities:
       Depreciation and amortization                                                                   192              176
       Net loss on dispositions                                                                         54              298
       Amortization of deferred gain on sale                                                           (82)             (82)
       Net change in:
         Deferred revenue                                                                              (19)             (38)
         Trade accounts receivable                                                                    (550)            (351)
         Inventories                                                                                   553               94
         Other current assets                                                                           19              274
         Accrued costs of business restructuring                                                         -             (182)
         Accounts payable and accrued liabilities                                                     (595)              45
                                                                                                 -----------      --------------
    Net cash provided by (used in) operating activities                                               (132)             551

INVESTING ACTIVITIES:
    Purchases of property and equipment                                                               (554)            (142)
    Net from purchase and sale of marketable securities                                                (15)             737
                                                                                                 -----------      --------------
       Net cash provided by (used in) investing activities                                            (569)             595

FINANCING ACTIVITIES:
    Sale of common stock                                                                                81               58
    Proceeds from exercise of stock options                                                              8                -
                                                                                                 -----------      --------------
       Net cash provided by (used in) financing activities                                              89               58
                                                                                                 -----------      --------------
Increase/(decrease) in cash and cash equivalents                                                      (612)           1,204

Effects of exchange rate changes on cash                                                               (62)              58
Cash and cash equivalents at beginning of year                                                       4,380            4,383
                                                                                                 -----------      --------------
Cash and cash equivalents at end of quarter                                                         $3,706           $5,645
                                                                                                 ===========      ==============

See accompanying notes to consolidated financial statements.

                              DATA I/O CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of March 31, 2004 and March 31, 2003, according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation

Data I/O has stock-based employee compensation plans. We apply APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our plans. Stock expense for the first quarter of 2004 and 2003 would have been the result of options issued with an exercise price below the underlying stock's market price. The following table illustrates the effect on net income and earnings per share if Data I/O had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation.

Data I/O's pro forma information follows (in thousands, except per share data):


                                                                                         Mar. 31              Mar. 31,
                                                                                          2004                 2003
                                                                                    ----------------     ----------------
Net income (loss) - as reported                                                          $ 296                 $317

Deduct:  Total stock-based  employee  compensation  expense  determined under fair value based method for awards granted,  modified,  or settled,  net of
related tax effects                                                                        (68)                 (80)
                                                                                    ----------------     ----------------
Net income (loss) - pro forma                                                             $228                 $237
                                                                                    ================     ================

Basic and diluted income (loss) per share - as reported                                  $0.04                $0.04
Basic and diluted income (loss) per share - pro forma                                    $0.03                $0.03


NOTE 2 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                                                Mar. 31,                   Dec. 31,
                                                                 2004                       2003
                                                            ----------------          ----------------
                  Raw material                                   $2,101                    $2,100
                  Work-in-process                                 1,133                     1,411
                  Finished goods                                    819                     1,096
                                                            ----------------          ----------------
                                                                 $4,053                    $4,607
                                                            ================          ================

We continued to reduce the overall level of inventory based upon the level of sales we have been experiencing and are forecasting. During the quarter we did not significantly change the net carrying values of our inventory.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components (in thousands):


                                                               Mar. 31,                    Dec. 31,
                                                                 2004                        2003
                                                            ----------------          ----------------
                  Leasehold improvements                       $   275                    $   259
                  Equipment                                     12,442                     12,016
                                                            ----------------          ----------------
                                                                12,717                     12,275
                  Less accumulated depreciation                 11,252                     11,124
                                                            ----------------          ----------------
                  Property and equipment - net                 $ 1,465                    $ 1,151
                                                            ================          ================

NOTE 4 - BUSINESS RESTRUCTURING PROGRESS

During the first quarter of 2003, we completed most of the remaining 2001 and 2002 previously accrued restructure charges associated with actions taken to reduce our breakeven point and realign Data I/O with our market opportunities. These payments were $27,000 less than anticipated from the original restructuring related charges that totaled $1.8 million during 2001 and 2002. Accordingly, included in the results for 2003 was a reversal of these previously over-accrued restructure charges. At December 31, 2003, all restructuring expenses associated with the activities detailed above had been paid.

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):


                                                                                   For the first quarter
                                                                                ----------------------------
                                                                                   2004            2003
                                                                                -----------    -------------
Numerator for basic and diluted earnings per share:
       Net income                                                                 $ 296            $317
                                                                                -----------    -------------
Denominator:
        Denominator for basic earnings per share -
         weighted-average shares                                                  7,998           7,845
        Employee stock options                                                      416               2
                                                                                -----------    -------------
         Denominator for diluted earnings per share -
                 adjusted weighted-average shares and
                 assumed conversions of stock options                             8,414           7,847
                                                                                -----------    -------------
Basic and diluted earnings per share
         Total basic and diluted earnings per share                               $0.04           $0.04
                                                                                ===========    =============

At  March  31,  2004  and  2003  there  were  1,325,522  and  1,131,088  shares, respectively, of outstanding options potentially issueable as common stock.

NOTE 6 - ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the first three months of 2004 differed from the statutory 34% tax rate primarily due to utilization of net operating loss carryforwards. The tax valuation allowance increased by approximately $46,000 during the quarter ended March 31, 2004. As of March 31, 2004, the Company has a valuation allowance of $9,783,000.

NOTE 7 - COMPREHENSIVE INCOME

During the first quarter of 2004 and 2003 total comprehensive income (loss) was comprised of the following (in thousands):


                                                                            For the first quarter
                                                                        ------------------------------

                                                                               2004             2003
                                                                        -------------    -------------
           Net income (loss)                                                   $296             $317
           Foreign currency translation gain (loss)                             (56)              58
                                                                        -------------    -------------
           Total comprehensive income (loss)                                   $240             $375
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

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by us are fair value hedges. Generally, these contracts have maturities less than one year and require us to exchange foreign currencies for U.S. dollars at maturity. The change in fair value of the open hedge contracts as of March 31, 2004 is an unrealized loss of $4,100 and is included in accounts payable on the balance sheet.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding industry prospects or trends; expected level of expense; future results of operations or financial position; changes in gross margin; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Data I/O is under no duty to update any of these forward-looking statements after the date of this report. The Reader should not place undue reliance on these forward-looking statements. The discussions in the section entitled "Business - Cautionary Factors That May Affect Future Results" in Item 1 in the Company's Annual report on Form 10-K for the year ended December 31, 2003, and in Exhibit 99.1 of this report describe some, but not all, of the factors that could cause these differences.

OVERVIEW

Our goal is to continue to focus on managing the business to achieve profitable operations, while developing and enhancing products to drive revenue and earnings growth. Our challenge continues to be operating in the weak and uncertain economic environment with its limited capacity related demand and weak capital spending, while positioning Data I/O to take advantage of an anticipated recovery in capital spending. We expect that demand for capacity should improve, in part based on forecasted increased 2004 unit sales for the semiconductor industry, which should provide improved business opportunities for Data I/O.

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

Our customer focus has been on strategic high volume manufacturers and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts and break into new markets, such as microcontrollers for the automotive market. We are in the process of setting up new subsidiaries in China and Brazil. We are expanding our China operations to take advantage of the growth of manufacturing in China and are establishing a service operation in Brazil. We continue our efforts to partner with the semiconductor manufacturers to better serve our mutual customers.

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

Deferred Taxes: We have incurred tax losses in each of the last four years and have net operating loss and tax credit carryforwards that begin expiring in 2019. We have provided a full valuation allowance against our tax assets, given the uncertainty as to their realization. In future years, these benefits are available to reduce or eliminate taxes on future taxable income.

Results of Operations

NET SALES
--------------------------------------------------------------------------------------------------------------------
(in thousands)
                                                                                  First Quarter
                                                              -------------------------------------------------------
 Net sales by product line                                         2004              % Change          2003
---------------------------------------------------------------------------------------------------------------------
 Non-automated programming systems                                 $2,582            1.2%             $2,552

 Automated programming systems                                      4,252           18.0%              3,603
                                                              -------------------------------------------------------
 Total programming systems                                         $6,834           11.0%             $6,155
                                                              =======================================================


                                                                                  First Quarter
                                                              -------------------------------------------------------

 Net sales by location                                              2004             % Change          2003
 --------------------------------------------------------------------------------------------------------------------

 United States                                                    $1,390           (23.4%)             $1,815

    % of total                                                     20.3%                                29.5%

 International                                                    $5,444            25.4%              $4,340

    % of total                                                     79.7%                                70.5%

 --------------------------------------------------------------------------------------------------------------------

Revenues for the first quarter of 2004 increased by approximately 11% compared to the first quarter of 2003. The revenue increase relates to our increased sales of automated systems, especially aftermarket products. Our revenue growth is due to the increased sales in Asia. The impact of the weakened U.S. Dollar continues to favorably impact us both from making products made in the U.S. less expensive when sold overseas in U.S. Dollars and from Euro-based sales which translated into higher U.S. Dollar reported sales. During the first quarter of 2004, our backlog of orders was reduced from $1.5 million to $820,000.

Data I/O continues to experience a trend in its sales mix towards increased international sales and believes that, with the economic situation in the United States and with the electronics industry trend toward offshore and outsourced manufacturing, this trend is likely to continue.

GROSS MARGIN


                                                                              First Quarter
                                                                ------------------------------------------
(in thousands)                                                       2004                    2003
----------------------------------------------------------------------------------------------------------
Gross Margin                                                         $3,713                  $3,437

Percentage of net sales                                               54.3%                  55.8%
----------------------------------------------------------------------------------------------------------

Gross margins increased in dollars but decreased as a percentage of sales for the first quarter of 2004 compared with the same period of 2003. Overall gross margins increased primarily due to the increase in sales volume and to an increase in the aftermarket sales mix. The higher gross margin was offset in part by unfavorable labor and overhead variances associated with a $555,000 reduction in inventory during the quarter. Gross margins were favorably impacted by the export and currency translation effects of the weaker U.S. Dollar compared to the Euro. We continue to forecast margin percentages at approximately the current quarter's level.

RESEARCH AND DEVELOPMENT

                                                                              First Quarter
                                                                ------------------------------------------
(in thousands)                                                       2004                    2003
 ---------------------------------------------------------------------------------------------------------
 Research and development                                            $1,204                  $1,161

 Percentage of net sales                                              17.6%                  18.9%
 ---------------------------------------------------------------------------------------------------------

Research and development ("R&D") spending for the first quarter 2004 as compared to the first quarter 2003 was slightly more in dollars but less as a percentage of sales. This increase in spending was primarily related to our new development initiative in In-System Programming (ISP). During the quarter, we introduced the new PS-288FC automated programming system, along with several other products. We plan to increase our engineering development spending during 2004 with the hiring of new engineering positions in our new Shanghai based subsidiary in China formed in April of 2004.

SELLING, GENERAL AND ADMINISTRATIVE

                                                                              First Quarter
                                                                ------------------------------------------
(in thousands)                                                        2004                    2003
----------------------------------------------------------------------------------------------------------
 Selling, general & administrative                                   $2,172                  $1,928

 Percentage of net sales                                              31.8%                  31.3%
 ---------------------------------------------------------------------------------------------------------

Selling, general and administrative ("SG&A") expenses for the first quarter of 2004 were $244,000 more compared with the same period in 2003, primarily due to our strategic investments in Asia and the hiring of additional key personnel, as well as the unfavorable currency translation impact of European based operating costs. In addition, we incurred higher commission costs based on the higher sales volume and a higher mix of representative sales vs. distributor sales. Finally, higher expenses related to Asian sales meetings and travel, which expenses were significantly less in the first quarter of 2003 due to the cancellation of Asian sales meetings and travel as a result of SARS.

INTEREST

                                                                              First Quarter
                                                                ------------------------------------------
(in thousands)                                                       2004                    2003
 ---------------------------------------------------------------------------------------------------------
 Interest income                                                      $35                     $32

 Interest expense                                                     ($1)                    ($3)
 ---------------------------------------------------------------------------------------------------------

Interest income increased slightly in the first quarter of 2004 compared to the same period in 2003 due to increased funds invested.

INCOME TAXES

                                                                              First Quarter
                                                                ------------------------------------------
 (in thousands)                                                       2004                    2003
 ---------------------------------------------------------------------------------------------------------
 Income tax expense (benefit)                                          $61                    $11
 ---------------------------------------------------------------------------------------------------------

Tax expense recorded for the first quarter of 2004 was due to foreign taxes. Tax valuation reserves increased by approximately $46,000 during the quarter. Data I/O has valuation reserves of $9,783,000 as of March 31, 2004.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

                                                                 Mar. 31,                                   Dec. 31,
(in thousands)                                                     2004                   Change             2003
------------------------------------------------------------- --------------------- -------------------- -------------------
Working capital                                                  $10,968                   ($64)           $11,032
------------------------------------------------------------- --------------------- -------------------- -------------------

Working capital decreased during the first three months of 2004 primarily due to cash used by operations. Cash, cash equivalents and marketable securities decreased approximately $0.7 million during this period, primarily due to payment of accrued liabilities; inventory decreased $0.6 million: and accounts receivable increased $0.6 million. We continue to focus on reducing the amount of inventory relative to our business level. Our receivables increase is due in part to the increased mix of international sales, which typically have longer sales terms and collection periods. Should our business grow significantly, we anticipate that we will need to utilize existing liquidity to carry the increased receivables and inventory expected to be associated with sales growth. As of March 31, 2004, Data I/O had no debt outstanding.

Data I/O estimates that capital expenditures for property, plant and equipment during the remainder of 2004 will be approximately $500,000, excluding expenditures for strategic purposes. Data I/O's future capital requirements will depend on a number of factors including international operations expansion, decisions to invest in new systems and technology equipment, costs associated with R&D, successful launch of new products and the potential use of funds for strategic purposes. We expect to fund capital expenditures from existing and internally generated funds or we may lease capital equipment. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements for at least 12 months.

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

The table below provides information about our marketable securities, including principal cash flows and the related weighted average interest rates (in thousands):

                                                 Principal         Estimated Fair          Principal        Estimated Fair
                                                Cash Flows            Value at            Cash Flows           Value at
                                                 For 2004             March 31,             For Q1           December 31,
                                                                        2004                 2004               2003
                                              ----------------    ------------------    --------------     ----------------
          Corporate Bonds                        $1,061                $1,061                $  754             $   754
                                                  1.503%                                      1.315%
          Euro-dollar bonds                         307                   307                     -                  -
                                                  1.290%
          Taxable Auction Securities                500                   500                   500                500
                                                  1.064%                                      1.136%
          Tax Advantaged Auction Securities         500                   500                 1,100              1,100
                                                  1.065%                                      1.286%
                                              ----------------    ------------------    --------------     ----------------
          Total portfolio value                  $2,368                $2,368                $2,354             $2,354
                                              ================    ==================    ==============     ================

FOREIGN CURRENCY RISK

We have operations in Germany, Canada, and China and are setting up operations in Brazil. Therefore, we are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

Our sales and corresponding receivables are substantially in U.S. dollars other than sales made in our subsidiaries in Germany, Canada, and China. Through our operations in Germany, Canada, and China and soon in Brazil, we incur certain product costs; research and development; customer service and support costs; selling, general and administrative expenses in local currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures and on related foreign currency denominated monetary assets and liabilities. We have evaluated our exposure to these risks and believe that our only significant exposure to foreign currencies at the present time is primarily related to Euro-based receivables. We use forward contracts to hedge and thereby minimize the currency risks associated with certain transactions denominated in Euros.

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

At March 31, 2004, we had two forward contracts to sell Euros in exchange for $341,960 with rates ranging from 1.1996 to 1.2145 all scheduled to be due within the next quarter and the value at that date of $333,727.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1) Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.7, 10.22, and 10.24.

(2) Amended and Restated Retirement Plan and Trust Agreement. See Exhibit 10.2, 10.3, 10.4, 10.11, 10.14, 10.15, 10.16 and 10.25.

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

              10.24 Amended and  Restated  1982  Employee  Stock  Purchase  Plan
                    dated May 16, 2001. (Incorporated by reference to Data I/O's 2003 Proxy Statement dated March 31, 2003.)

              10.25 Amended and Restated Data I/O Tax Deferred Retirement
                    Plan                                                     19

          31   Certification - Section 302:
               31.1     Chief Executive Officer Certification                45
               31.2     Chief Financial Officer Certification                46

          32   Certification - Section 906:
               32.1     Chief Executive Officer Certification                47
               32.2     Chief Financial Officer Certification                48

          99   Other Exhibits
               99.1  Risk Factors                                            49

               (b) Reports on Form 8-K

Data I/O furnished a copy of a press release made on February 18, 2004 entitled "Data I/O reports 4th quarter and 2003 profitability" on a Form 8-K under Item
12. The information furnished in the Form 8-K pursuant to Item 12 shall not be deemed filed under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   DATA I/O CORPORATION
                                        (REGISTRANT)
DATED:   May 14, 2004


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




                                   By://S//Frederick R. Hume
                                      Frederick R. Hume
                                      President
                                      Chief Executive Officer
                       (Principal Executive Officer and Duly Authorized Officer)

         Exhibit 10.25 Data I/O Corporation Tax Deferred Retirement Plan

                             ADOPTION AGREEMENT FOR

                          MetLife Defined Contribution

                     NON-STANDARDIZED 401(K) PROFIT SHARING
                                 PLAN AND TRUST

The  undersigned   Employer  adopts  MetLife  Defined   Contribution   Prototype
Non-Standardized 401(k) Profit Sharing Plan and Trust and elects the following provisions:

CAUTION: Failure to properly fill out this Adoption Agreement may result in disqualification of the Plan.

EMPLOYER INFORMATION
(An amendment to the Adoption Agreement is not needed solely to reflect a change in the information in this Employer Information Section.)

1.      EMPLOYER'S NAME, ADDRESS AND TELEPHONE NUMBER

        Name:         Data I/O Corporation

        Address:      10525 Willows Road, N.E., PO Box 97046
                                     Street
                      Redmond                    Washington         98073-9746
                       City                        State                Zip
        Telephone:    425-881-6444

2.      EMPLOYER'S TAXPAYER IDENTIFICATION NUMBER 91-0864123

3.      TYPE OF ENTITY
        a. [X] Corporation (including Tax-exempt or Non-profit Corporation)
        b. [ ] Professional Service Corporation
        c. [ ] S Corporation
        d. [ ] Limited Liability Company that is taxed as:
               1. [ ] a partnership or sole proprietorship
               2. [ ] a Corporation
               3. [ ] an S Corporation
         e. [ ] Sole Proprietorship
         f. [ ] Partnership (including Limited Liability)
         g. [ ] Other:

         AND, the Employer is a member of (select all that apply):
         h. [ ] a controlled group
         i. [ ] an affiliated service group

4.      EMPLOYER FISCAL YEAR means the 12 consecutive month period:

        Beginning on January 1st (e.g., January 1st)
                      month  day
        and ending on December 31st
                       month   day

PLAN INFORMATION (An amendment to the Adoption Agreement is not needed solely to reflect a change in the information in Questions 9 through 11.)

5.      PLAN NAME:

        Data I/O Corporation Tax Deferral Retirement Plan

6.      EFFECTIVE DATE
        a. [ ] This is a new Plan effective as of ______(hereinafter called the "Effective Date").
        b. [X] This is an amendment and restatement of a previously established qualified plan of the Employer which was originally effective February 1, 1984 (hereinafter called the "Effective Date"). The effective date of this amendment and restatement is March 1, 2004 .
        c. [ ] FOR GUST RESTATEMENTS: This is an amendment and restatement of a previously established qualified plan of the Employer to bring the Plan into compliance with GUST (GATT, USERRA, SBJPA and TRA '97). The original Plan effective date was ___________ (hereinafter called the "Effective Date"). Except as specifically provided in the Plan, the effective date of this amendment and restatement is _________. (May enter a restatement date that is the first day of the current Plan Year. The Plan contains appropriate retroactive effective dates with respect to provisions for the appropriate laws.)

7.      PLAN YEAR means the 12 consecutive month period:

        Beginning on January 1st (e.g., January 1st)
                      month  day
        and ending on December 31st
                       month   day

        EXCEPT that there will be a Short Plan Year:
        a.  [X]  N/A
        b.  [ ]  beginning on ____________________________ (e.g., July 1, 2000)
                                  month     day,     year
                 and ending on ___________________________
                                  month     day,     year

8.      VALUATION DATE means:
         a. [X] Every day that the Trustee, any transfer agent appointed by the Trustee or the Employer, and any stock exchange used by such agent are open for business (daily valuation).
         b. [ ] The last day of each Plan Year.
         c. [ ] The last day of each Plan Year half (semi-annual).
         d. [ ] The last day of each Plan Year quarter.
         e. [ ] Other (specify day or dates):__________________ (must be at least once each Plan Year).

9.       PLAN NUMBER assigned by the Employer
         a. [ ] 001
         b. [X] 002
         c. [ ] 003
         d. [ ] Other:____________

10.      TRUSTEE:
         a. [ ]Individual Trustee(s) who serve as discretionary Trustee(s) over assets not subject to control by a corporate Trustee.

                 Name(s)                        Title(s)

                 __________________________     _________________________
                 __________________________     _________________________
                 __________________________     _________________________

                  Address and Telephone number
                  1. [ ] Use Employer address and telephone number.
                  2. [ ] Use address and telephone number below:

                  Address:_______________________________________________
                                          Street
                          _______________  ______________  ______________
                               City            State             Zip
                  Telephone: ____________________________________________

         b.  [X]  Corporate Trustee

                  Name:         Reliance Trust Company

                  Address:      3384 Peachtree Road, N.E., Suite 900
                                           Street
                                Atlanta             Georgia         30326
                                  City                State          Zip
                  Telephone:    404-266-0663

                  AND, the corporate Trustee shall serve as:
                  1. [X] a directed (nondiscretionary) Trustee over all
                     Plan assets except for the following: n/a
                  2. [ ] a discretionary Trustee over all Plan assets
                     except for the following:


         AND, shall a separate trust agreement be used with this Plan?
         c.  [ ]  Yes
         d.  [X]  No
         NOTE: If Yes is selected, an executed copy of the trust agreement between the Trustee and the Employer must be attached to this Plan. The Plan and trust agreement will be read and construed together. The responsibilities, rights and powers of the Trustee shall be those specified in the trust agreement.

11.      PLAN ADMINISTRATOR'S NAME, ADDRESS AND TELEPHONE NUMBER:
         (If none is named, the Employer will become the Administrator.)
         a. [X] Employer (Use Employer address and telephone number).
         b. [ ] Use name, address and telephone number below:

                Name:       ___________________________________________________

                Address:    ___________________________________________________
                                                Street
                            __________________    _______________    __________
                                   City                State             Zip
                  Telephone:

12. CONSTRUCTION OF PLAN This Plan shall be governed by the laws of the state or commonwealth where the Employer's (or, in the case of a corporate Trustee, such Trustee's) principal place of business is located unless another state or commonwealth is specified:
        Georgia

ELIGIBILITY REQUIREMENTS

13.     ELIGIBLE EMPLOYEES (Plan Section 1.18)
        FOR ALL PURPOSES OF THE PLAN (EXCEPT AS ELECTED IN d. or e. BELOW FOR EMPLOYER CONTRIBUTIONS) means all Employees (including Leased Employees) EXCEPT: 13 p.2222 NOTE: If different exclusions apply to Elective Deferrals than to other Employer contributions, complete this part a.-b. for the Elective Deferral component of the Plan.
         a.  [ ] N/A. No exclusions.
         b. [X] The following are excluded, except that if b.3. is selected, such Employees will be included (select all that apply): 1. [X] Union Employees (as defined in Plan Section 1.18).
                 2. [X] Non-resident aliens (as defined in Plan Section 1.18).
                 3. [X] Employees who became Employees as the result of a "Code
                        Section 410(b)(6)(C) transaction" (as defined in Plan Section 1.18).
                 4. [ ] Salaried Employees
                 5. [ ] Highly Compensated Employees
                 6. [X] Leased Employees
                 7. [ ] Other: _________

         HOWEVER, different exclusions will apply (select c. OR d. and/or e.):
         c. [X] N/A. The options elected in a.-b. above apply for all purposes of the Plan.
         d. [ ] For purposes of all Employer contributions (other than Elective Deferrals and matching contributions)...
         e.  [ ]  For purposes of Employer matching contributions...

         IF d. OR e. IS SELECTED, the following exclusions apply for such purposes (select f. or g.):
         f.  [ ]  N/A. No exclusions.
         g. [ ] The following are excluded, except that if g.3. is selected, such Employees will be included (select all that apply):
                  1. [ ] Union Employees (as defined in Plan Section 1.18).
                  2. [ ] Non-resident aliens (as defined in Plan Section 1.18).
                  3. [ ] Employees who became  Employees as the result of a
                         "Code Section 410(b)(6)(C) transaction" (as defined in Plan Section 1.18).
                  4. [ ] Salaried Employees
                  5. [ ] Highly Compensated Employees
                  6. [ ] Leased Employees
                  7. [ ] Other: _________

14. THE FOLLOWING AFFILIATED EMPLOYER (Plan Section 1.6) will adopt this Plan as a Participating Employer (if there is more than one, or if Affiliated Employers adopt this Plan after the date the Adoption Agreement is executed, attach a list to this Adoption Agreement of such Affiliated Employers including their names, addresses, taxpayer identification numbers and types of entities):
         NOTE: Employees of an Affiliated Employer that does not adopt this
               Adoption Agreement as a Participating Employer shall not be Eligible Employees. This Plan could violate the Code Section 410(b) coverage rules if all Affiliated Employers do not adopt the Plan.
         a.    [X] N/A
         b.    [ ] Name of First Affiliated Employer:
                   Address:_____________________________________________________
                                              Street
                           ________________  ________________  _________________
                                 City             State                Zip

                   Telephone: __________________________________________________

                   Taxpayer Identification Number: _____________________________

         AND, the Affiliated Employer is:
         c. [ ]Corporation (including Tax-exempt, Non-profit or Professional Service Corporation)
         d. [ ]S Corporation
         e. [ ]Limited Liability Company that is taxed as:
               1. [ ] a partnership or sole proprietorship
               2. [ ] a Corporation
               3. [ ] an S Corporation
         f. [ ] Sole Proprietorship
         g. [ ] Partnership (including Limited Liability h. [ ] Other:

15. CONDITIONS OF ELIGIBILITY (Plan Section 3.1)
    Any Eligible Employee will be eligible to participate in the Plan upon satisfaction of the following:
    NOTE: If the Year(s) of Service selected is or includes a fractional year, an Employee will not be required to complete any specified number of Hours of Service to receive credit for such fractional year. If expressed in months of service, an Employee will not be required to complete any specified number of Hours of Service in a particular month, unless elected in b.4. or i.4. below.

    ELIGIBILITY FOR ALL PURPOSES OF THE PLAN (EXCEPT AS ELECTED IN e.-k. BELOW FOR EMPLOYER CONTRIBUTIONS)(select a. or all that apply of b., c., and d.):
         15 p.2323
         NOTE: If different conditions apply to Elective Deferrals than to other Employer contributions, complete this part a.-d. for the Elective Deferral component of the Plan.
         a. [ ] No age or service required. (Go to e.-g. below)
         b. [X] Completion of the following service requirement which is based on Years of Service (or Periods of Service if the Elapsed Time Method is elected):
                1. [ ] No service requirement
                2. [ ] 1/2 Year of Service or Period of Service
                3. [ ] 1 Year of Service or Period of Service
                4. [ ] (not to exceed 1,000) Hours of Service within ______ (not to exceed 12) months from the Eligible Employee's employment commencement date. If an Employee does not complete the stated Hours of Service during the specified time period, the Employee is subject to the Year of Service requirement in b.3. above.
                5. [X] Other: upon the earlier occurrence of the completion of
                       1 Year of Service or 1/4 Year of Service (may not exceed one (1) Year of Service or Period of Service)
         c. [X] Attainment of age:
                1. [ ] No age requirement
                2. [ ] 20 1/2
                3. [ ] 21
                4. [X] Other: 18 (may not exceed 21)
         d. [ ] The service and/or age requirements specified above shall be waived with respect to any Eligible Employee who was employed on __________ and such Eligible Employee shall enter the Plan as of such date. The requirements to be waived are (select one or both)
                1. [ ] service requirement (will let part-time Eligible
                       Employees in Plan)
                2. [ ] age requirement

         HOWEVER, DIFFERENT ELIGIBILITY CONDITIONS WILL APPLY (select e. OR f. and/or g.):
         e. [X] N/A. The options elected in a.-d. above apply for all purposes of the Plan.
         f. [ ] For purposes of all Employer contributions (other than Elective Deferrals and matching contributions)...
         g. [ ] For purposes of Employer matching contributions...

         If f. OR g. IS SELECTED, the following eligibility conditions apply for such purposes:
         h. [ ] No age or service requirements
         i. [ ] Completion of the following service requirement which is based on Years of Service (or Periods of Service if the Elapsed Time Method is elected):
                1. [ ] No service requirement
                2. [ ] 1/2 Year of Service or Period of Service
                3. [ ] 1 Year of Service or Period of Service
                4. [ ] ____ (not to exceed 1,000) Hours of Service within (not to exceed 12) months from the Eligible Employee's employment commencement date. If an Employee does not complete the stated Hours of Service during the specified time period, the Employee is subject to the Year of Service requirement in i.3. above.
                5. [ ] 1 1/2 Years of Service or Periods of Service
                6. [ ] 2 Years of Service or Periods of Service
                7. [ ] Other:___________________________________________________
                       (may not exceed two (2) Years of Service or Periods of Service)
                NOTE: If more than one (1) Year of Service is elected 100%
                      immediate vesting is required.
         j. [ ] Attainment of age:
                1. [ ] No age requirement
                2. [ ] 20 1/2
                3. [ ] 21
                4. [ ] Other:________ (may not exceed 21)
         k. [ ] The service and/or age requirements specified above shall be waived with respect to any Eligible Employee who was employed on and such Eligible Employee shall enter the Plan as of such date.

                The requirements to be waived are (select one or both):
                1. [ ] service requirement (will let part-time Eligible
                       Employees in Plan)
                2. [ ] age requirement

16. EFFECTIVE DATE OF PARTICIPATION (Plan Section 3.2)
    An Eligible Employee who has satisfied the eligibility requirements will become a Participant for all purposes of the Plan (except as elected in g.-p. below for Employer contributions):
    NOTE: If different entry dates apply to Elective Deferrals than to other
          Employer contributions, complete this part a.-f. for the Elective Deferral component of the Plan.
    a. [ ] the day on which such requirements are satisfied.
    b. [X] the first day of the month coinciding with or next following the date on which such requirements are satisfied.
    c. [ ] the first day of the Plan Year quarter coinciding with or next following the date on which such requirements are satisfied.
    d. [ ] the earlier of the first day of the seventh month or the first day of the Plan Year coinciding with or next following the date on which such requirements are satisfied.
    e. [ ] the first day of the Plan Year next following the date on which such requirements are satisfied. (Eligibility must be 1/2 Year of Service (or Period of Service) or less and age must be 20 1/2 or less.)
    f. [ ] other: ____________________________________________________, provided that an Eligible Employee who has satisfied the maximum age (21) and service requirements (one (1) Year or Period of Service) and who is otherwise entitled to participate, shall commence participation no later than the earlier of (a) 6 months after such requirements are satisfied, or (b) the first day of the first Plan Year after such requirements are satisfied, unless the Employee separates from service before such participation date.

    HOWEVER, different entry dates will apply (select g. OR h. and/or i.):
    g. [X] N/A. The options elected in a.-f. above apply for all purposes of the Plan.
    h. [ ] For purposes of all Employer contributions (other than Elective Deferrals and matching contributions)...
    i. [ ] For purposes of Employer matching contributions...

    IF h. OR i. IS SELECTED, the following entry dates apply for such purposes (select one):
    j. [ ] the first day of the month coinciding with or next following the date on which such requirements are satisfied. k. [ ]the first day of the Plan Year quarter coinciding with or next following the date on which such requirements are satisfied.
    l. [ ] the first day of the Plan Year in which such requirements are satisfied.
    m. [ ] the first day of the Plan Year in which such requirements are satisfied, if such requirements are satisfied in the first 6 months of the Plan Year, or as of the first day of the next succeeding Plan Year if such requirements are satisfied in the last 6 months of the Plan Year.
    n. [ ] the earlier of the first day of the seventh month or the first day of the Plan Year coinciding with or next following the date on which such requirements are satisfied.
    o. [ ] the first day of the Plan Year next following the date on which such requirements are satisfied. (Eligibility must be 1/2 (or 1 1/2 if 100% immediate Vesting is selected) Year of Service (or Period of Service) or less and age must be 20 1/2 or less.)
    p. [ ] other: _____________________________________________________________,
           provided that an Eligible Employee who has satisfied the maximum age
           (21) and service requirements (one (1) Year or Period of Service (or more than one (1) year if full and immediate vesting)) and who is otherwise entitled to participate, shall commence participation no later than the earlier of (a) 6 months after such requirements are satisfied, or (b) the first day of the first Plan Year after such requirements are satisfied, unless the Employee separates from service before such participation date.

SERVICE

17. RECOGNITION OF SERVICE WITH PREDECESSOR EMPLOYER (Plan Sections 1.57 and
    1.85)
    a. [X] No service with a predecessor Employer shall be recognized.
    b. [ ] Service with ______ will be recognized except as follows (select 1. or all that apply of 2. through 4.):
           1. [ ] N/A, no limitations.
           2. [ ] service will only be recognized for vesting purposes.
           3. [ ] service will only be recognized for eligibility purposes
           4. [ ] service prior to _____ will not be recognized.
           NOTE: If the predecessor Employer maintained this qualified Plan, then Years of Service (and/or Periods of Service) with such predecessor Employer shall be recognized pursuant to Plan Sections 1.57 and 1.85 and b.1. will apply.

18. SERVICE CREDITING METHOD (Plan Sections 1.57 and 1.85)
    NOTE: If no elections are made in this Section, then the Hours of Service
          Method will be used and the provisions set forth in the definition of Year of Service in Plan Section 1.85 will apply.
    ELAPSED TIME METHOD shall be used for the following purposes (select all that apply):
    a. [ ] N/A. Plan only uses the Hours of Service Method.
    b. [ ] all purposes. (If selected, skip to Question 19.)
    c. [ ] eligibility to participate.
    d. [ ] vesting.
    e. [X] sharing in allocations or contributions.

    HOURS OF SERVICE METHOD shall be used for the following purposes (select all that apply):
    f. [ ] N/A. Plan only uses the Elapsed Time Method.
    g. [X] eligibility to participate in the Plan. The eligibility computation period after the initial eligibility computation period shall...
           1. [X] shift to the Plan Year after the initial computation period.
           2. [ ] be based on the date an Employee first performs an Hour of Service (initial computation period) and subsequent computation periods shall be based on each anniversary date thereof.
   h. [X] vesting. The vesting computation period shall be...
          1. [X] the Plan Year.
          2. [ ] the date an Employee first performs an Hour of Service and each anniversary thereof.
   i. [ ] sharing in allocations or contributions (the computation period shall be the Plan Year).

   AND, IF THE HOURS OF SERVICE METHOD IS BEING USED, the Hours of Service will be determined on the basis of the method selected below. Only one method may be selected. The method selected below will be applied to (select j. or k.):
   j. [ ] all Employees.
   k. [X] salaried Employees only (for hourly Employees, actual Hours of Service will be used).

   ON THE BASIS OF:
   l. [ ] actual hours for which an Employee is paid or entitled to payment.
   m. [ ] days worked. An Employee will be credited with ten (10) Hours of of Service if under the Plan such Employee would be credited with at least one (1) Hour of Service during the day.
   n. [X] weeks worked. An Employee will be credited with forty-five (45) Hours of Service if under the Plan such Employee would be credited with at least one (1) Hour of Service during the week.
   o. [ ] semi-monthly payroll periods worked. An Employee will be credited with ninety-five (95) Hours of Service if under the Plan such Employee would be credited with at least one (1) Hour of Service during the semi-monthly payroll period.
   p. [ ] months worked. An Employee will be credited with one hundred ninety
          (190) Hours of Service if under the Plan such Employee would be credited with at least one (1) Hour of Service during the month.

 AND, a Year of Service means the applicable computation period during which an Employee has completed at least:
 q. [X] 1,000 (may not be more than 1,000) Hours of Service (if left blank, the Plan will use 1,000 Hours of Service).

VESTING

19. VESTING OF PARTICIPANT'S INTEREST (Plan Section 6.4(b))
    Vesting for Employer Contributions (except as otherwise elected in j. - q. below for matching contributions). The vesting schedule, based on a Participant's Years of Service (or Periods of Service if the Elapsed Time Method is elected), shall be as follows:
    a. [ ] 100% upon entering Plan. (Required if eligibility requirement is greater than one (1) Year of Service or Period of Service.)

    b. [X] 3 Year Cliff:                   c. [ ] 5 Year Cliff:
             0-2 years       0 %                    0-4 years       0 %
             3 years       100 %                    5 years       100 %

    d. [ ] 6 Year Graded:                  e. [ ] 4 Year Graded:
             0-1 year        0 %                    1 year         25 %
             2 years        20 %                    2 years        50 %
             3 years        40 %                    3 years        75 %
             4 years        60 %                    4 years       100 %
             5 years        80 %
             6 years       100 %

    f. [ ] 5 Year Graded:                  g. [ ] 7 Year Graded:
             1 year         20 %                  0-2 years         0 %
             2 years        40 %                  3 years          20 %
             3 years        60 %                  4 years          40 %
             4 years        80 %                  5 years          60 %
             5 years       100 %                  6 years          80 %
                                                  7 years         100 %

    h. [ ] Other - Must be at least as liberal as either c. or g. above.

                   Service              Percentage
                   _______              __________
                   _______              __________
                   _______              __________
                   _______              __________
                   _______              __________
                   _______              __________
                   _______              __________

    VESTING FOR EMPLOYER MATCHING CONTRIBUTIONS
    The vesting schedule for Employer matching contributions, based on a Participant's Years of Service (or Periods of Service if the Elapsed Time Method is elected) shall be as follows:
    i. [X] N/A. There are no matching contributions subject to a vesting schedule OR the schedule in a.-h. above shall also apply to matching contributions.
    j. [ ] 100% upon entering Plan. (Required if eligibility requirement is greater than one (1) Year of Service or Period of Service.)
    k. [ ] 3 Year Cliff
    l. [ ] 5 Year Cliff
    m. [ ] 6 Year Graded
    n. [ ] 4 Year Graded
    o. [ ] 5 Year Graded
    p. [ ] 7 Year Graded
    q. [ ] Other - Must be at least as liberal as either l. or p. above.

                   Service             Percentage
                   _______             __________
                   _______             __________
                   _______             __________
                   _______             __________
                   _______             __________
                   _______             __________
                   _______             __________

20. FOR AMENDED PLANS (Plan Section 6.4(f))
    If the vesting schedule has been amended to a less favorable schedule, enter the pre-amended schedule below:
    a. [X] Vesting schedule has not been amended, amended schedule is more favorable in all years or prior schedule was immediate 100% vesting.
    b. [ ] Pre-amended schedule:

                  Service             Percentage
                  _______             __________
                  _______             __________
                  _______             __________
                  _______             __________
                  _______             __________
                  _______             __________
                  _______             __________

21. TOP HEAVY VESTING (Plan Section 6.4(c))
    If this Plan becomes a Top Heavy Plan, the following vesting schedule, based on number of Years of Service (or Periods of Service if the Elapsed Time Method is elected), shall apply and shall be treated as a Plan amendment pursuant to this Plan. Once effective, this schedule shall also apply to any contributions made before the Plan became a Top Heavy Plan and shall continue to apply if the Plan ceases to be a Top Heavy Plan unless an amendment is made to change the vesting schedule.
    a. [X] N/A (the regular vesting schedule already satisfies one of the minimum top heavy schedules).
    b. [ ] 6 Year Graded:
             0-1 year       0 %
             2 years       20 %
             3 years       40 %
             4 years       60 %
             5 years       80 %
             6 years      100 %
    c. [ ] 3 Year Cliff:
           0-2 years        0 %
           3 years        100 %
   d.  [ ] Other - Must be at least as liberal as either b. or c. above.

                   Service             Percentage
                   _______             __________
                   _______             __________
                   _______             __________
                   _______             __________
                   _______             __________
                   _______             __________
                   _______             __________

   NOTE: This Section does not apply to the account balances of any Participant who does not have an Hour of Service after the Plan has initially become top heavy. Such Participant's Account balance attributable to Employer contributions and Forfeitures will be determined without regard to this Section.

22. EXCLUDED VESTING SERVICE
    a. [X] No exclusions.
    b. [ ] Service prior to the Effective Date of the Plan or a predecessor plan.
    c. [ ] Service prior to the time an Employee has attained age 18.

23. VESTING FOR DEATH AND TOTAL AND PERMANENT DISABILITY
    Regardless of the vesting schedule, Participants shall become fully Vested upon (select a. or all that apply of b. and c.)
    a. [ ] N/A. Apply vesting schedule, or all contributions to the Plan are fully Vested.
    b. [X] Death.
    c. [X] Total and Permanent Disability.

24. NORMAL RETIREMENT AGE ("NRA") (Plan Section 1.45) means the:
    a. [X] date of a Participant's 65th birthday (not to exceed 65th).
    b. [ ] later of a Participant's ____ birthday (not to exceed 65th) or the ____ (not to exceed 5th) anniversary of the first day of the Plan Year in which participation in the Plan commenced.

25. NORMAL RETIREMENT DATE (Plan Section 1.46) means the:
    a. [X] Participant's "NRA".
    OR (select one)
    b. [ ] first day of the month coinciding with or next following the Participant's "NRA".
    c. [ ] first day of the month nearest the Participant's "NRA".
    d. [ ] Anniversary Date coinciding with or next following the Participant's "NRA".
    e. [ ] Anniversary Date nearest the Participant's "NRA".

26. EARLY RETIREMENT DATE (Plan Section 1.15) means the:
    a. [X] No Early Retirement provision provided.
    b. [ ] date on which a Participant...
    c. [ ] first day of the month coinciding with or next following the date on which a Participant...
    d. [ ] Anniversary Date coinciding with or next following the date on which a Participant...

    AND, if b., c., or d. is selected...
    e. [ ] attains age ________.
    f. [ ] attains age ________ and completes at least Years of Service (or Periods of Service) for vesting purposes.

    AND, if b., c. or d. is selected, shall a Participant become fully Vested upon attainment of the Early Retirement Date?
    g. [ ] Yes
    h. [ ] No

COMPENSATION

27. COMPENSATION (Plan Section 1.11) with respect to any Participant means:
    a. [ ] Wages, tips and other compensation on Form W-2.
    b. [ ] Section 3401(a) wages (wages for withholding purposes).
    c. [X] 415 safe-harbor compensation.

    COMPENSATION shall be based on the following determination period:
    d. [X] the Plan Year.
    e. [ ] the Fiscal Year coinciding with or ending within the Plan Year.
    f. [ ] the calendar year coinciding with or ending within the Plan Year.
    NOTE: The Limitation Year for Code Section 415 purposes shall be the same as the determination period for Compensation unless an alternative period is specified: ________ (must be a consecutive twelve month period).

    ADJUSTMENTS TO COMPENSATION
    g. [ ] N/A. No adjustments.
    h. [X] Compensation shall be adjusted by: (select all that apply)
           1. [X] including compensation which is not currently includible in the Participant's gross income by reason of the application of Code Sections 125 (cafeteria plan), 132(f)(4) (qualified transportation fringe), 402(e)(3) (401(k) plan), 402(h)(1)(B) (simplified employee pension plan), 414(h) (employer pickup contributions under a governmental plan), 403(b) (tax sheltered annuity) or 457(b)(eligible deferred compensation plan).
           2. [ ] excluding reimbursements or other expense allowances, fringe benefits (cash or non-cash), moving expenses, deferred compensation (other than deferrals specified in 1. above) and welfare benefits.
           3. [ ] excluding Compensation paid during the determination period while not a Participant in the component of the Plan for which the definition is being used.
           4. [ ] excluding overtime.
           5. [ ] excluding bonuses.
           6. [ ] excluding commissions.
           7. [X] other: excluding relocation costs, group term life, flexible benefits.
           NOTE: Options 4., 5., 6. or 7. may not be selected if an integrated allocation formula is selected (i.e., if 33.f. is selected). In addition, if 4., 5., 6., or 7. is selected, the definition of Compensation could violate the nondiscrimination rules.

    HOWEVER, FOR SALARY DEFERRAL AND MATCHING PURPOSES Compensation shall be adjusted by (for such purposes, the Plan automatically includes Elective Deferrals and other amounts in h.1. above):
    i. [X] N/A. No adjustments or same adjustments as in above.
    j. [ ] Compensation shall be adjusted by: (select all that apply)
           1. [ ] excluding reimbursements or other expense allowances, fringe benefits (cash or non-cash), moving expenses, deferred compensation (other than deferrals specified in h.1. above) and welfare benefits.
           2. [ ] excluding Compensation paid during the determination period while not a Participant in the component of the Plan for which the definition is being used.
           3. [ ] excluding overtime
           4. [ ] excluding bonuses
           5. [ ] excluding commissions
           6. [ ] other:________________________________________________________

CONTRIBUTIONS AND ALLOCATIONS

28. SALARY REDUCTION ARRANGEMENT - ELECTIVE DEFERRALS (Plan Section 12.2) Each Participant may elect to have Compensation deferred by:
    a. [ ] _____%.
    b. [ ] up to ____%.
    c. [ ] from ____% to ____%.
    d. [X] up to the maximum percentage allowable not to exceed the limits of Code Sections 401(k), 402(g), 404 and 415.

    AND, Participants who are Highly Compensated Employees determined as of the beginning of a Plan Year may only elect to defer Compensation by:
    e. [X] Same limits as specified above.
    f. [ ] The percentage equal to the deferral limit in effect under Code
           Section 402(g)(3) for the calendar year that begins with or within the Plan Year divided by the annual compensation limit in effect for the Plan Year under Code Section 401(a)(17).

    MAY PARTICIPANTS make a special salary deferral election with respect to bonuses?
    g. [X] No.
    h. [ ] Yes, a Participant may elect to defer up to _____% of any bonus.

    PARTICIPANTS MAY commence salary deferrals on the effective date of participation and on the first day of each month (must be at least once each calendar year).

        Participants may modify salary deferral elections:
        1. [ ] As of each payroll period
        2. [X] On the first day of the month
        3. [ ] On the first day of each Plan Year quarter
        4. [ ] On the first day of the Plan Year or the first day of the 7th month of the Plan Year
        5. [ ] Other: _______ (must be at least once each calendar year)

    AUTOMATIC ELECTION: Shall Participants who do not affirmatively elect to receive cash or have a specified amount contributed to the Plan automatically have Compensation deferred?
        i. [X] No.
        j. [ ] Yes, by ____% of Compensation.

    SHALL THERE BE a special effective date for the salary deferral component of the Plan?
        k. [X] No.
        l. [ ] Yes, the effective date of the salary deferral component of the Plan is (enter month day, year).

29. SIMPLE 401(k) PLAN ELECTION (Plan Section 13.1)
    Shall the simple 401(k) provisions of Article XIII apply?
    a. [X] No. The simple 401(k) provisions will not apply.
    b. [ ] Yes. The simple 401(k) provisions will apply.

30. 401(k) SAFE HARBOR PROVISIONS (Plan Section 12.8)
    Will the ADP and/or ACP test safe harbor provisions be used? (select a., b. or c.)
    a. [X] No. (If selected, skip to Question 31.)
    b. [ ] Yes, but only the ADP (and NOT the ACP) Test Safe Harbor provisions will be used.
    c. [ ] Yes, both the ADP and ACP Test Safe Harbor provisions will be used.

           IF c. is selected, does the Plan permit matching contributions in addition to any safe harbor contributions elected in d. or e. below?
           1. [ ] No or N/A. Any matching contributions, other than any Safe Harbor Matching Contributions elected in d. below, will be suspended in any Plan Year in which the safe harbor provisions are used.
           2. [ ] Yes, the Employer may make matching contributions in addition to any Safe Harbor Matching contributions elected in d. below. (If elected, complete the provisions of the Adoption Agreement relating to matching contributions (i.e., Questions 31. and 32.) that will apply in addition to any elections made in d. below. NOTE: Regardless of any election made in Question 31., the Plan automatically provides that only Elective Deferrals up to 6% of Compensation are taken into account in applying the match set forth in that Question and that the maximum discretionary matching contribution that may be made on behalf of any Participant is 4% of Compensation.)

    THE EMPLOYER WILL MAKE THE FOLLOWING ADP TEST SAFE HARBOR CONTRIBUTION FOR THE PLAN YEAR:
    NOTE: The ACP Test Safe Harbor is automatically satisfied if the only matching contribution made to the Plan is either (1) a Basic Matching Contribution or (2) an Enhanced Matching Contribution that does not provide a match on Elective Deferrals in excess of 6% of Compensation.
    d. [ ] Safe Harbor Matching Contribution (select 1. or 2. AND 3.)
           1. [ ] Basic Matching Contribution. The Employer will make Matching Contributions to the account of each "Eligible Participant" in an amount equal to the sum of 100% of the amount of the Participant's Elective Deferrals that do not exceed 3% of the Participant's Compensation, plus 50% of the amount of the Participant's Elective Deferrals that exceed 3% of the Participant's Compensation but do not exceed 5% of the Participant's Compensation.
           2. [ ] Enhanced Matching Contribution. The Employer will make Matching Contributions to the account of each "Eligible Participant" in an amount equal to the sum of:
                  a. [ ] ____% (may not be less than 100%) of the Participant's
                         Elective Deferrals that do not exceed ____% (if over 6% or if left blank, the ACP test will still apply) of the Participant's Compensation, plus
                  b. [ ] ____% of the Participant's Elective Deferrals that
                         exceed ____ % of the Participant's Compensation but do not exceed ____% (if over 6% or if left blank, the ACP test will still apply) of the Participant's Compensation.
                         NOTE: a. and b. must be completed so that, at any rate of Elective Deferrals, the matching contribution is at least equal to the matching contribution receivable if the Employer were making Basic Matching Contributions, but the rate of match cannot increase as deferrals increase. For example, if a. is completed to provide a match equal to 100% of deferrals up to 4% of Compensation, then b. need not be completed.
           3. [ ] The safe harbor matching contribution will be determined on the following basis (and Compensation for such purpose will be based on the applicable period):
                  a. [ ] the entire Plan Year.
                  b. [ ] each payroll period.
                  c. [ ] all payroll periods ending with or within each month.
                  d. [ ] all payroll periods ending with or within the Plan Year quarter.
    e. [ ] Nonelective Safe Harbor Contributions (select one)
           1. [ ] The Employer will make a Safe Harbor Nonelective Contribution to the account of each "Eligible Participant" in an amount equal to ____% (may not be less than 3%) of the Employee's Compensation for the Plan Year.
           2. [ ] The Employer will make a Safe Harbor Nonelective Contribution to another defined contribution plan maintained by the Employer (specify the name of the other plan): ____.

    FOR PURPOSES OF THE ADP Test Safe Harbor contribution, the term "Eligible Participant" means any Participant who is eligible to make Elective Deferrals with the following exclusions:
    f. [ ] Highly Compensated Employees.
    g. [ ] Employees who have not satisfied the greatest minimum age and service conditions permitted under Code Section 410(a).
    h. [ ] Other:______________________________________________________________
           (must be a category that could be excluded under the permissive or mandatory disaggregation rules of Regulations 1.401(k)-1(b)(3) and 1.401(m)-1(b)(3)).

    SPECIAL EFFECTIVE DATE OF ADP AND ACP TEST SAFE HARBOR PROVISIONS
    i. [ ] N/A. The safe harbor provisions are effective as of the later of the Effective Date of this Plan or, if this is an amendment or restatement, the effective date of the amendment or restatement.
    j. [ ] The ADP and ACP Test Safe Harbor provisions are effective for the Plan Year beginning:
           _____________ (enter the first day of the Plan Year for which the provisions are (or, for GUST updates, were) effective and, if necessary, enter any other special effective dates that apply with respect to the provisions).

31. FORMULA FOR DETERMINING EMPLOYER MATCHING CONTRIBUTIONS (Plan Section 12.1(a)(2))
    NOTE: Regardless of any election below, if the ACP test safe harbor is being used (i.e., Question 30.c. is selected), then the Plan automatically provides that only Elective Deferrals up to 6% of Compensation are taken into account in applying the match set forth below and that the maximum discretionary matching contribution that may be made on behalf of any Participant is 4% of Compensation.
    a. [ ] N/A. There will not be any matching contributions (Skip to Question 33).
    b. [X] The Employer ... (select 1. or 2.)
           1. [ ] may make matching contributions equal to a discretionary percentage, to be determined by the Employer, of the Participant's Elective Deferrals.
           2. [X] will make matching contributions equal to 100% (e.g., 50) of the Participant's Elective Deferrals, plus:
                  a. [ ] N/A.
                  b. [X] an additional discretionary percentage, to be
                         determined by the Employer.

                  AND, in determining the matching contribution above, only Elective Deferrals up to the percentage or dollar amount specified below will be matched:(select 3. and/or 4. OR 5.)
                  3. [X] 4 % of a Participant's Compensation.
                  4. [ ] $______.
                  5. [ ] a discretionary percentage of a Participant's
                         Compensation or a discretionary dollar amount, the percentage or dollar amount to be determined by the Employer on a uniform basis to all Participants.
    c. [ ] The Employer may make matching contributions equal to a discretionary percentage, to be determined by the Employer, of each tier, to be determined by the Employer, of the Participant's Elective Deferrals.
    d. [ ] The Employer will make matching contributions equal to the sum of _____% of the portion of the Participant's Elective Deferrals which do not exceed ____% of the Participant's Compensation or $____ plus ____% of the portion of the Participant's Elective Deferrals which exceed ____% of the Participant's Compensation or $______, but does not exceed ____% of the Participant's Compensation or $____.
    NOTE: If c. or d. above is elected, the Plan may violate the Code Section 401(a)(4) nondiscrimination requirements if the rate of matching contributions increases as a Participant's Elective Deferrals or Years of Service (or Periods of Service) increase.

    PERIOD OF DETERMINING MATCHING CONTRIBUTIONS
    Matching contributions will be determined on the following basis (and any Compensation or dollar limitation used in determining the match will be based on the applicable period):
    e. [X] the entire Plan Year.
    f. [ ] each payroll period.
    g. [ ] all payroll periods ending within each month.
    h. [ ] all payroll periods ending with or within the Plan Year quarter.

    THE MATCHING CONTRIBUTION MADE ON BEHALF OF ANY PARTICIPANT for any Plan Year will not exceed:
    i. [X] N/A.
    j. [ ] $_______.

    MATCHING CONTRIBUTIONS WILL BE MADE ON BEHALF OF:
    k. [X] all Participants.
    l. [ ] only Non-Highly Compensated Employees.

    SHALL THE MATCHING CONTRIBUTIONS BE QUALIFIED MATCHING CONTRIBUTIONS?
    m. [ ] Yes. If elected, ALL matching contributions will be fully Vested and will be subject to restrictions on withdrawals. In addition, Qualified Matching Contributions may be used in either the ADP or ACP test.
    n. [X] No.

32. ONLY PARTICIPANTS WHO SATISFY THE FOLLOWING CONDITIONS WILL BE ELIGIBLE TO SHARE IN THE ALLOCATION OF MATCHING CONTRIBUTIONS:

    REQUIREMENTS FOR PARTICIPANTS WHO ARE ACTIVELY EMPLOYED AT THE END OF THE PLAN YEAR.
     a. [ ] N/A.
     b. [X] No service requirement.
     c. [ ] A Participant must complete a Year of Service (or Period of
            Service if the Elapsed Time Method is elected). (Could cause Plan to violate coverage requirements under Code Section 410(b).)
     d. [ ] A Participant must complete at least _____ (may not be more than 1,000) Hours of Service during the Plan Year.(Could cause the Plan to violate coverage requirements under Code Section 410(b).)

     REQUIREMENTS FOR PARTICIPANTS WHO ARE NOT ACTIVELY EMPLOYED AT THE END OF THE PLAN YEAR
     (except as otherwise provided in i. through k. below).
     e. [ ] A Participant must complete more than ____ Hours of Service (not more than 500)(or ____ months of service (not more than three (3)) if the Elapsed Time Method is elected).
     f. [ ] A Participant must complete a Year of Service (or Period of Service if the Elapsed Time Method is elected). (Could cause the Plan to violate coverage requirements under Code Section 410(b).)
     g. [X] Participants will NOT share in such allocations, regardless of service. (Could cause the Plan to violate coverage requirements under Code Section 410(b).)
     h. [ ] Participants will share in such allocations, regardless of service.

     PARTICIPANTS WHO ARE NOT ACTIVELY EMPLOYED AT THE END OF THE PLAN YEAR due to the following shall be eligible to share in the allocation of matching contributions regardless of the above conditions (select all that apply):
     i. [X] Death.
     j. [X] Total and Permanent Disability.
     k. [X] Early or Normal Retirement.

     AND, if 32.c., d., f., or g. is selected, shall the 410(b) ratio percentage fail safe provisions apply (Plan Section 12.3(f))?
     l. [ ] No or N/A.
     m. [X] Yes (If selected, the Plan must satisfy the ratio percentage test of Code Section 410(b).)

33.  FORMULA FOR DETERMINING EMPLOYER'S PROFIT SHARING CONTRIBUTION (Plan
     Section 12.1(a)(3)) (d. may be selected in addition to b. or c.)
     a. [ ] N/A. No Employer Profit Sharing Contributions may be made (other than top heavy minimum contributions) (Skip to Question 34.)
     b. [X] Discretionary, to be determined by the Employer, not limited to current or accumulated Net Profits.
     c. [ ] Discretionary, to be determined by the Employer, out of current or accumulated Net Profits.
     d. [ ] Prevailing Wage Contribution. The Employer will make a Prevailing Wage Contribution on behalf of each Participant who performs services subject to the Service Contract Act, Davis-Bacon Act or similar Federal, State, or Municipal Prevailing Wage statutes. The Prevailing Wage Contribution shall be an amount equal to the balance of the fringe benefit payment for health and welfare for each Participant (after deducting the cost of cash differential payments for the Participant) based on the hourly contribution rate for the Participant's employment classification, as designated on Schedule A as attached to this Adoption Agreement. Notwithstanding anything in the Plan to the contrary, the Prevailing Wage Contribution shall be fully Vested. Furthermore, the Prevailing Wage Contribution shall not be subject to any age or service requirements set forth in Question 15. nor to any service or employment conditions set forth in Question 35.

            AND, if d. is selected, is the Prevailing Wage Contribution considered a Qualified Non-Elective Contribution?
            1. [ ] Yes.
            2. [ ] No.

            AND, if d. is selected, shall the amounts allocated on behalf of a Participant for a Plan Year pursuant to e. or f. below be reduced (offset) by the Prevailing Wage Contribution made on behalf of such Participant for the Plan Year under this Plan?
            3. [ ] No (If selected, then the Prevailing Wage Contribution will be added to amounts allocated pursuant to e. or f. below.)
            4. [ ] Yes.

    CONTRIBUTION ALLOCATIONS
    If b. or c. above is selected, the Employer's discretionary profit sharing contribution for a Plan Year will be allocated as follows:

    e. [X] NON-INTEGRATED ALLOCATION
           1. [X] In the same ratio as each Participant's Compensation bears to the total of such Compensation of all Participants.
           2. [ ] In the same dollar amount to all Participants (per capita).
           3. [ ] In the same dollar amount per Hour of Service completed by each Participant.
           4. [ ] In the same proportion that each Participant's points bears to the total of such points of all Participants. A Participant's points with respect to any Plan Year shall be computed as follows (select all that apply):
                  a. [ ] ____ point(s) shall be allocated for each Year of
                         Service (or Period of Service if the Elapsed Time Method is elected). However, the maximum Years of Service (or Periods of Service) taken into account shall not exceed ____ (leave blank if no limit on service applies).
                  b. [ ] ____ point(s) shall be allocated for each full $____
                        (may not exceed $200) of Compensation.
                  c. [ ] ____ point(s) shall be allocated for each year of age as of the end of the Plan Year.

    f. [ ] INTEGRATED ALLOCATION
           In accordance with Plan Section 4.3(b)(2) based on a Participant's Compensation in excess of:
           1. [ ] The Taxable Wage Base.
           2. [ ] ____% (not to exceed 100%) of the Taxable Wage Base. (See Note below)
           3. [ ] 80% of the Taxable Wage Base plus $1.00.
           4. [ ] $____ (not greater than the Taxable Wage Base). (See Note below)
           NOTE:  The integration percentage of 5.7% shall be reduced to:
                  1. 4.3% if 2. or 4. above is more than 20% and less than or equal to 80% of the Taxable Wage Base.
                  2. 5.4% if 3. is elected or if 2. or 4. above is more than 80%
                     of the Taxable Wage Base.

34. QUALIFIED NON-ELECTIVE CONTRIBUTIONS (Plan Section 12.1(a)(4))
    NOTE: Regardless of any election made in this Question, the Plan automatically permits Qualified Non-Elective Contributions to correct a failed ADP or ACP test.
    a. [X] N/A. There will be no additional Qualified Non-Elective Contributions except as otherwise provided in the Plan.
    b. [ ] The Employer will make a Qualified Non-Elective Contribution equal to ____% of the total Compensation of those Participants eligible to share in the allocations.
    c. [ ] The Employer may make a Qualified Non-Elective Contribution in an amount to be determined by the Employer, to be allocated in proportion to the Compensation of those Participants eligible to share in the allocations.
    d. [ ] The Employer may make a Qualified Non-Elective Contribution in an amount to be determined by the Employer, to be allocated equally to all Participants eligible to share in the allocations (per capita).

    AND, if b., c., or d. is selected, the Qualified Non-Elective Contributions above will be made on behalf of:
    e. [ ] all Participants.
    f. [ ] only Non-Highly Compensated Employees.

35. REQUIREMENTS TO SHARE IN ALLOCATIONS OF EMPLOYER DISCRETIONARY PROFIT SHARING CONTRIBUTION, QUALIFIED NON-ELECTIVE CONTRIBUTIONS (other than Qualified Non-Elective Contributions under Plan Sections 12.5(c) and 12.7(g)) AND FORFEITURES
    a. [ ] N/A. Plan does not permit such contributions.
    b. [X] Requirements for Participants who are actively employed at the end of the Plan Year.
           1. [X] No service requirement.
           2. [ ] A Participant must complete a Year of Service (or Period of Service if the Elapsed Time Method is elected).
                  (Could cause Plan to violate coverage requirements under Code
                  Section 410(b).)
           3. [ ] A Participant must complete at least ___ (may not be more than 1,000) Hours of Service during the Plan Year. (Could cause the Plan to violate coverage requirements under Code Section 410(b).)

    REQUIREMENTS FOR PARTICIPANTS WHO ARE NOT ACTIVELY EMPLOYED AT THE END OF THE PLAN YEAR (except as otherwise provided in g. through i. below).
    c. [ ] A Participant must complete more than _____ Hours of Service (not more than 500)(or ____ months of service (not more than three (3)) if the Elapsed Time Method is elected).
    d. [ ] A Participant must complete a Year of Service (or Period of Service if the Elapsed Time Method is elected). (Could cause Plan to violate coverage requirements under Code Section 410(b).)
    e. [X] Participants will NOT share in such allocations, regardless of service. (Could cause Plan to violate coverage requirements under Code Section 410(b).)
    f. [ ] Participants will share in such allocations, regardless of service.

    PARTICIPANTS WHO ARE NOT ACTIVELY EMPLOYED AT THE END OF THE PLAN YEAR due to the following will be eligible to share in the allocations regardless of the above conditions (select all that apply):
    g. [X] Death.
    h. [X] Total and Permanent Disability.
    i. [X] Early or Normal Retirement.

    AND, if 35.b.2, b.3, d. or e. is selected, shall the 410(b) ratio percentage fail safe provisions apply (Plan Section 12.3(f))?
    j. [ ] No or N/A.
    k. [X] Yes (If selected, the Plan must satisfy the ratio percentage test of Code Section 410(b)).

36. FORFEITURES (Plan Sections 1.27 and 4.3(e))
    Except as provided in Plan Section 1.27, a Forfeiture will occur (if no election is made, a. will apply):
    a. [X] as of the earlier of (1) the last day of the Plan Year in which the Former Participant incurs five (5) consecutive 1-Year Breaks in Service, or (2) the distribution of the entire Vested portion of the Participant's Account.
    b. [ ] as of the last day of the Plan Year in which the Former Participant incurs five (5) consecutive 1-Year Breaks in Service.

    Will Forfeitures first be used to pay any administrative expenses?
    c. [X] Yes.
    d. [ ] No.

    AND, EXCEPT as otherwise provided below with respect to Forfeitures attributable to matching contributions, any remaining Forfeitures will be...
    e. [ ] added to any Employer discretionary contribution.
    f. [X] used to reduce any Employer contribution.
    g. [ ] added to any Employer matching contribution and allocated as an additional matching contribution.
    h. [ ] allocated to all Participants eligible to share in the allocations in the same proportion that each Participant's Compensation for the Plan Year bears to the Compensation of all Participants for such year.

    FORFEITURES OF MATCHING CONTRIBUTIONS WILL BE...
    i. [X] N/A. Same as above or no matching contributions.
    j. [ ] used to reduce the Employer's matching contribution.
    k. [ ] added to any Employer matching contribution and allocated as an additional matching contribution.
    l. [ ] added to any Employer discretionary profit sharing contribution.
    m. [ ] allocated to all Participants eligible to share in the matching allocations (regardless of whether a Participant elected any salary reductions) in proportion to each such Participant's Compensation for the year.
    n. [ ] allocated to all Non-Highly Compensated Employees eligible to share in the matching allocations (regardless of whether a Participant elected any salary reductions) in proportion to each such Participant's Compensation for the year.

37. ALLOCATIONS OF EARNINGS (Plan Section 4.3(c))
    Allocations of earnings with respect to amounts which are not subject to Participant directed investments and which are contributed to the Plan after the previous Valuation Date will be determined...
    a. [X] N/A. All assets in the Plan are subject to Participant investment direction.
    b. [ ] by using a weighted average based on the amount of time that has passed between the date a contribution or distribution was made and the date of the prior Valuation Date.
    c. [ ] by treating one-half of all such contributions as being a part of the Participant's nonsegregated account balance as of the previous Valuation Date.
    d. [ ] by using the method specified in Plan Section 4.3(c) (balance forward method).
    e. [ ] other: _____________________________________________________________
           (must be a definite predetermined formula that is not based on Compensation and that satisfies the nondiscrimination requirements of Regulation 1.401(a)(4)-4 and is applied uniformly to all Participants).

38. LIMITATIONS ON ALLOCATIONS (Plan Section 4.4)
    If any Participant is covered under another qualified defined contribution plan maintained by the Employer, other than a Master or Prototype Plan, or if the Employer maintains a welfare benefit fund, as defined in Code Section 419(e), or an individual medical account, as defined in Code Section 415(l)
    (2), under which amounts are treated as Annual Additions with respect to any Participant in this Plan:
    a. [X] N/A. The Employer does not maintain another qualified defined contribution plan.
    b. [ ] The provisions of Plan Section 4.4(b) will apply as if the other plan were a Master or Prototype Plan.
    c. [ ] Specify the method under which the plans will limit total Annual Additions to the Maximum Permissible Amount, and will properly reduce any Excess Amounts, in a manner that precludes Employer discretion:
           ___________________________________________________________________

DISTRIBUTIONS

39. FORM OF DISTRIBUTIONS (Plan Sections 6.5 and 6.6)
    Distributions under the Plan may be made in (select all that apply)...
    a. [X] lump-sums.
    b. [ ] substantially equal installments.
    c. [X] partial withdrawals provided the minimum withdrawal is $1,000.

    AND, pursuant to Plan Section 6.12,
    d. [X] no annuities are allowed (Plan Section 6.12(b) will apply and the joint and survivor rules of Code Sections 401(a)(11) and 417 will not apply to the Plan).

           AND, if this is an amendment that is eliminating annuities, then an annuity form of payment is not available with respect to distributions that have an Annuity Starting Date beginning on or after:
           1. [X] N/A
           2. [ ] ____ (may not be a retroactive date), except that regardless of the date entered, the amendment will not be effective prior to the time set forth in Plan Section 8.1(e).

    e. [ ] annuities are allowed as the normal form of distribution (Plan
           Section 6.12 will not apply and the joint and survivor rules of Code Sections 401(a)(11) and 417 will automatically apply). If elected, the Pre-Retirement Survivor Annuity (minimum spouse's death benefit) will be equal to:
           1. [ ] 100% of Participant's interest in the Plan.
           2. [ ] 50% of Participant's interest in the Plan.
           3. [ ] ____% (may not be less than 50%) of a Participant's interest in the Plan.

           AND, the normal form of the Qualified Joint and Survivor Annuity will be a joint and 50% survivor annuity unless otherwise elected below:
           4. [ ] N/A.
           5. [ ] Joint and 100% survivor annuity.
           6. [ ] Joint and 75% survivor annuity.
           7. [ ] Joint and 66 2/3% survivor annuity.

    NOTE: If only a portion of the Plan assets may be distributed in an annuity form of payment, then select d. AND e. and the assets subject to the joint and survivor annuity provisions will be those assets attributable to (specify):(e.g., the money purchase pension plan that was merged into this Plan).

    AND, distributions may be made in...
    f. [X] cash only (except for insurance or annuity contracts).
    g. [ ] cash or property.

40. CONDITIONS FOR DISTRIBUTIONS UPON TERMINATION OF EMPLOYMENT
    Distributions upon termination of employment pursuant to Plan Section 6.4(a) of the Plan will not be made unless the following conditions have been satisfied:
    a. [ ] No distributions may be made until a Participant has reached Early or Normal Retirement Date.
    b. [X] Distributions may be made as soon as administratively feasible at the Participant's election.
    c. [ ] The Participant has incurred ________ 1-Year Break(s) in Service (or Period(s) of Severance if the Elapsed Time Method is elected).
    d. [ ] Distributions may be made at the Participant's election as soon as administratively feasible after the Plan Year coincident with or next following termination of employment.
    e. [ ] Distributions may be made at the Participant's election as soon as administratively feasible after the Plan Year quarter coincident with or next following termination of employment.
    f. [ ] Distributions may be made at the Participant's election as soon as administratively feasible after the Valuation Date coincident with or next following termination of employment.
    g. [ ] Distributions may be made at the Participant's election as soon as administratively feasible _______ months following termination of employment.
    h. [ ] Other:______________________________________________________________
           (must be objective conditions which are ascertainable and are not subject to Employer discretion except as otherwise permitted in Regulation 1.411(d)-4 and may not exceed the limits of Code Section 401(a)(14) as set forth in Plan Section 6.7).

41. INVOLUNTARY DISTRIBUTIONS
    Will involuntary distributions of amounts less than $5,000 be made in accordance with the provisions of Sections 6.4, 6.5 and 6.6?
    a. [X] Yes
    b. [ ] No

42. MINIMUM DISTRIBUTION TRANSITIONAL RULES (Plan Section 6.5(e))
    NOTE: This Section does not apply to (1) a new Plan or (2) an amendment or restatement of an existing Plan that never contained the provisions of Code Section 401(a)(9) as in effect prior to the amendments made by the Small Business Job Protection Act of 1996 (SBJPA).
    The "required beginning date" for a Participant who is not a "five percent (5%) owner" is:
    a. [ ] N/A. (This is a new Plan or this Plan has never included the pre-SBJPA provisions.)
    b. [ ] April 1st of the calendar year following the year in which the Participant attains age 70 1/2. (The pre-SBJPA rules will continue to apply.)
    c. [X] April 1st of the calendar year following the later of the year in which the Participant attains age 70 1/2 or retires (the post-SBJPA rules), with the following exceptions (select one or both and if no election is made, both will apply effective as of January 1, 1996):
           1. [X] A Participant who was already receiving required minimum distributions under the pre-SBJPA rules as of January 1, 1997 (not earlier than January 1, 1996) may elect to stop receiving distributions and have them recommence in accordance with the post-SBJPA rules. Upon the recommencement of distributions, if the Plan permits annuities as a form of distribution then the following will apply:
                  a. [X] N/A. Annuity distributions are not permitted.
                  b. [ ] Upon the recommencement of distributions, the original
                         Annuity Starting Date will be retained.
                  c. [ ] Upon the recommencement of distributions, a new
                         Annuity Starting Date is created.
           2. [X] A Participant who had not begun receiving required minimum distributions as of January 1, 1997 (not earlier than January 1, 1996) may elect to defer commencement of distributions until retirement. The option to defer the commencement of distributions (i.e., to elect to receive in-service distributions upon attainment of age 70 1/2) will apply to all such Participants unless the option below is elected:
                  a. [X] N/A.
                  b. [ ] The in-service distribution option is eliminated with respect to Participants who attain age 70 1/2 in or after the calendar year that begins after the later of
                         (1) December 31, 1998, or (2) the adoption date of the amendment and restatement to bring the Plan into compliance with SBJPA. (This option may only be elected if the amendment to eliminate the in-service distribution is adopted no later than the last day of the remedial amendment period that applies to the Plan for changes under SBJPA.)

43. DISTRIBUTIONS UPON DEATH (Plan Section 6.6(h))
    Distributions upon the death of a Participant prior to receiving any benefits shall...
    a. [X] be made pursuant to the election of the Participant or beneficiary.
    b. [ ] begin within 1 year of death for a designated beneficiary and be payable over the life (or over a period not exceeding the life expectancy) of such beneficiary, except that if the beneficiary is the Participant's spouse, begin prior to December 31st of the year in which the Participant would have attained age 70 1/2.
    c. [ ] be made within 5 (or if lesser _____) years of death for all beneficiaries.
    d. [ ] be made within 5 (or if lesser _____) years of death for all beneficiaries, except that if the beneficiary is the Participant's spouse, begin prior to December 31st of the year in which the Participant would have attained age 70 1/2 and be payable over the life (or over a period not exceeding the life expectancy) of such surviving spouse.

44. HARDSHIP DISTRIBUTIONS (Plan Sections 6.11 and/or 12.9)
    a. [ ] No hardship distributions are permitted.
    b. [X] Hardship distributions are permitted from the following accounts (select all that apply):
           1. [X] All accounts.
           2. [ ] Participant's Elective Deferral Account.
           3. [ ] Participant's Account attributable to Employer matching contributions.
           4. [ ] Participant's Account attributable to Employer profit sharing contributions.
           5. [ ] Participant's Rollover Account.
           6. [ ] Participant's Transfer Account.
           7. [ ] Participant's Voluntary Contribution Account.
     NOTE: Distributions from a Participant's Elective Deferral Account are limited to the portion of such account attributable to such Participant's Elective Deferrals (and earnings attributable thereto up to December 31, 1988). Hardship distributions are not permitted from a Participant's Qualified Non-Elective Account (including any 401(k) Safe Harbor Contributions) or Qualified Matching Contribution Account.

     AND, shall the safe harbor hardship rules of Plan Section 12.9 apply to distributions made from all accounts? (Note: The safe harbor hardship rules automatically apply to hardship distributions of Elective Deferrals.)
     c. [ ] No or N/A. The provisions of Plan Section 6.11 apply to hardship distributions from all accounts other than a Participant's Elective Deferral Account.
     d. [X] Yes. The provisions of Plan Section 12.9 apply to all hardship distributions.

     AND, are distributions restricted to those accounts in which a Participant is fully Vested?
     e. [X] Yes, distributions may only be made from accounts which are fully Vested.
     f. [ ] No. (If elected, the fraction at Plan Section 6.5(h) shall apply in determining vesting of the portion of the account balance not withdrawn).

     AND, the minimum hardship distribution shall be...
     g. [X] N/A. There is no minimum.
     h. [ ] $_____ (may not exceed $1,000).

45. IN-SERVICE DISTRIBUTIONS (Plan Section 6.10)
    a. [ ] In-service distributions may not be made (except as otherwise elected for Hardship Distributions).
    b. [X] In-service distributions may be made to a Participant who has not separated from service provided any of the following conditions have been satisfied (select all that apply):
           1. [X] the Participant has attained age 59-1/2.
           2. [ ] the Participant has reached Normal Retirement Age.
           3. [ ] the Participant has been a Participant in the Plan for at least ____ years (may not be less than five (5)).
           4. [ ] the amounts being distributed have accumulated in the Plan for at least two (2) years.

    AND, in-service distributions are permitted from the following accounts (select all that apply):
    c. [X] All accounts.
    d. [ ] Participant's Elective Deferral Account.
    e. [ ] Qualified Matching Contribution Account and portion of Participant's Account attributable to Employer matching contributions.
    f. [ ] Participant's Account attributable to Employer profit sharing contributions.
    g. [ ] Qualified Non-Elective Contribution Account.
    h. [ ] Participant's Rollover Account.
    i. [ ] Participant's Transfer Account.
    j. [ ] Participant's Voluntary Contribution Account.
    NOTE: Distributions from a Participant's Elective Deferral Account, Qualified Matching Contribution Account and Qualified Non-Elective Account (including 401(k) Safe Harbor Contributions) are subject to restrictions and generally may not be distributed prior to age
           59 1/2.

    AND, are distributions restricted to those accounts in which a Participant is fully Vested? k. [X] Yes, distributions may only be made from accounts which are fully Vested.
    l. [ ] No. (If elected, the fraction at Plan Section 6.5(h) will apply in determining vesting of the portion of the account balance not withdrawn.)

    AND, the minimum distribution shall be...
    m. [X] N/A. There is no minimum.
    n. [ ] $_____ (may not exceed $1,000).

NONDISCRIMINATION TESTING

46. HIGHLY COMPENSATED EMPLOYEE (Plan Section 1.31)
    NOTE: If this is a GUST restatement, complete the questions in this Section retroactively to the first Plan Year beginning after 1996.

    Top-Paid Group Election. Will the top-paid group election be made? (The election made below for the latest year will continue to apply to subsequent Plan Years unless a different election is made.)
    a. [ ] Yes, for the Plan Year beginning in: _____.
    b. [X] No, for the Plan Year beginning in: 2004.

    Calendar Year Data Election. Will the calendar year data election be used? (The election made below for the latest year will continue to apply to subsequent Plan Years unless a different election is made.)
    c. [ ] Yes, for the Plan Year beginning in: _____.
    d. [X] No, for the Plan Year beginning in: 2004.

47. ADP AND ACP TESTS (Plan Sections 12.4 and 12.6). The ADP ratio and ACP ratio for Non-Highly Compensated Employees will be based on the following. The election made below for the latest year will continue to apply to subsequent Plan Years unless the Plan is amended to a different election.
    a. [ ] N/A. This Plan satisfies the ADP Test Safe Harbor rules and there are no contributions subject to an ACP test or for all Plan Years beginning in or after the Effective Date of the Plan or, in the case of an amendment and restatement, for all Plan Years to which the amendment and restatement relates.
    b. [X] PRIOR YEAR TESTING: The prior year ratio will be used for the Plan Year beginning in 2004 . (Note: If this election is made for the first year the Code Section 401(k) or 401(m) feature is added to this Plan (unless this Plan is a successor plan), the amount taken into account as the ADP and ACP of Non-Highly Compensated Employees for the preceding Plan Year will be 3%.)
    c. [ ] CURRENT YEAR TESTING: The current year ratio will be used for the Plan Year beginning in _____.
    NOTE: In any Plan Year where the ADP Test Safe Harbor is being used but not the ACP Test Safe Harbor, then c. above must be used if an ACP test applies for such Plan Year.

TOP HEAVY REQUIREMENTS

48. TOP HEAVY DUPLICATIONS (Plan Section 4.3(i)): When a Non-Key Employee is a Participant in this Plan and a Defined Benefit Plan maintained by the Employer, indicate which method shall be utilized to avoid duplication of top heavy minimum benefits: (If b., c., d. or e. is elected, f. must be completed.)
    a. [X] N/A. The Employer does not maintain a Defined Benefit Plan. (Go to next Question)
    b. [ ] The full top heavy minimum will be provided in each plan (if selected, Plan Section 4.3(i) shall not apply).
    c. [ ] 5% defined contribution minimum.
    d. [ ] 2% defined benefit minimum.
    e. [ ] Specify the method under which the Plans will provide top heavy minimum benefits for Non-Key Employees that will preclude Employer discretion and avoid inadvertent omissions:

    NOTE: If c., d., or e. is selected and the Defined Benefit Plan and this Plan do not benefit the same Participants, the uniformity requirement of the Section 401(a)(4) Regulations may be violated.

    AND, the "Present Value of Accrued Benefit" (Plan Section 9.2) for Top Heavy purposes shall be based on...
    f. [ ] Interest Rate:______________________________________________________
           Mortality Table:____________________________________________________

49. TOP HEAVY DUPLICATIONS (Plan Section 4.3(f)): When a Non-Key Employee is a Participant in this Plan and another defined contribution plan maintained by the Employer, indicate which method shall be utilized to avoid duplication of top heavy minimum benefits:
    a. [X] N/A. The Employer does not maintain another qualified defined contribution plan.
    b. [ ] The full top heavy minimum will be provided in each plan.
    c. [ ] A minimum, non-integrated contribution of 3% of each Non-Key Employee's 415 Compensation shall be provided in the Money Purchase Plan (or other plan subject to Code Section 412).
    d. [ ] Specify the method under which the Plans will provide top heavy minimum benefits for Non-Key Employees that will preclude Employer discretion and avoid inadvertent omissions, including any adjustments required under Code Section 415:

    NOTE: If c. or d. is selected and both plans do not benefit the same Participants, the uniformity requirement of the Section 401(a)(4) Regulations may be violated.

MISCELLANEOUS

50. LOANS TO PARTICIPANTS (Plan Section 7.6)
    a. [ ] Loans are not permitted.
    b. [X] Loans are permitted.

    IF loans are permitted (select all that apply)...
    c. [X] loans will be treated as a Participant directed investment.
    d. [ ] loans will only be made for hardship or financial necessity.
    e. [X] the minimum loan will be $ 1,000 (may not exceed $1,000).
    f. [X] a Participant may only have 1 (e.g., one (1)) loan(s) outstanding at any time.
    g. [X] all outstanding loan balances will become due and payable in their entirety upon the occurrence of a distributable event (other than satisfaction of the conditions for an in-service distribution).
    h. [X] loans will only be permitted from the following accounts (select all that apply):
           1. [X] All accounts.
           2. [ ] Participant's Elective Deferral Account.
           3. [ ] Qualified Matching Contribution Account and/or portion of Participant's Account attributable to Employer matching contributions.
           4. [ ] Participant's Account attributable to Employer profit sharing contributions.
           5. [ ] Qualified Non-Elective Contribution Account.
           6. [ ] Participant's Rollover Account.
           7. [ ] Participant's Transfer Account.
           8. [ ] Participant's Voluntary Contribution Account.
     NOTE: Department of Labor Regulations require the adoption of a separate written loan program setting forth the requirements outlined in Plan Section 7.6.

51. DIRECTED INVESTMENT ACCOUNTS (Plan Section 4.10)
    a. [ ] Participant directed investments are not permitted.
    b. [X] Participant directed investments are permitted for the following accounts (select all that apply):
           1. [X] All accounts.
           2. [ ] Participant's Elective Deferral Account.
           3. [ ] Qualified Matching Contribution Account and/or portion of Participant's Account attributable to Employer matching contributions.
           4. [ ] Participant's Profit Sharing Account.
           5. [ ] Qualified Non-Elective Contribution Account.
           6. [ ] Participant's Rollover Account.
           7. [ ] Participant's Transfer Account.
           8. [ ] Participant's Voluntary Contribution Account.
           9. [ ] Other:_______________________________________________________

    AND, is it intended that the Plan comply with Act Section 404(c) with respect to the accounts subject to Participant investment direction?
    c. [ ] No.
    d. [X] Yes.

    AND, will voting rights on directed investments be passed through to Participants?
    e. [X] No. Employer stock is not an alternative OR Plan is not intended to comply with Act Section 404(c).
    f. [ ] Yes, for Employer stock only.
    g. [ ] Yes, for all investments.

52. ROLLOVERS (Plan Section 4.6)
    a. [ ] Rollovers will not be accepted by this Plan.
    b. [X] Rollovers will be accepted by this Plan.

    AND, if b. is elected, rollovers may be accepted...
    c. [X] from any Eligible Employee, even if not a Participant.
    d. [ ] from Participants only.

    AND, distributions from a Participant's Rollover Account may be made...
    e. [X] at any time.
    f. [ ] only when the Participant is otherwise entitled to a distribution under the Plan.

53. AFTER-TAX VOLUNTARY EMPLOYEE CONTRIBUTIONS (Plan Section 4.8)
    a. [X] After-tax voluntary Employee contributions will not be allowed.
    b. [ ] After-tax voluntary Employee contributions will be allowed.

54. LIFE INSURANCE (Plan Section 7.5)
    a. [X] Life insurance may not be purchased.
    b. [ ] Life insurance may be purchased at the option of the Administrator.
    c. [ ] Life insurance may be purchased at the option of the Participant.

    AND, if b. or c. is elected, the purchase of initial or additional life insurance will be subject to the following limitations (select all that apply):
    d. [ ] N/A, no limitations.
    e. [ ] each initial Contract will have a minimum face amount of $_______.
    f. [ ] each additional Contract will have a minimum face amount of $_______.
    g. [ ] the Participant has completed ____ Years of Service (or Periods of Service).
    h. [ ] the Participant has completed ____ Years of Service (or Periods of Service) while a Participant in the Plan.
    i. [ ] the Participant is under age on the Contract issue date.
    j. [ ] the maximum amount of all Contracts on behalf of a Participant may not exceed $_____.
    k. [ ] the maximum face amount of any life insurance Contract will be $___ .

The adopting Employer may rely on an opinion letter issued by the Internal Revenue Service as evidence that the plan is qualified under Code Section 401 only to the extent provided in Announcement 2001-77, 2001-30 I.R.B.

The Employer may not rely on the opinion letter in certain other circumstances or with respect to certain qualification requirements, which are specified in the opinion letter issued with respect to the plan and in Announcement 2001-77.

In order to have reliance in such circumstances or with respect to such qualification requirements, application for a determination letter must be made to Employee Plans Determinations of the Internal Revenue Service.

This Adoption Agreement may be used only in conjunction with basic Plan document #03. This Adoption Agreement and the basic Plan document shall together be known as MetLife Defined Contribution Prototype Non-Standardized 401(k) Profit Sharing Plan and Trust #03-005.

The adoption of this Plan, its qualification by the IRS, and the related tax consequences are the responsibility of the Employer and its independent tax and legal advisors.

Metropolitan Life Insurance Company will notify the Employer of any amendments made to the Plan or of the discontinuance or abandonment of the Plan. Furthermore, in order to be eligible to receive such notification, we agree to notify Metropolitan Life Insurance Company of any change in address.

This Plan may not be used, and shall not be deemed to be a Prototype Plan, unless an authorized representative of Metropolitan Life Insurance Company has acknowledged the use of the Plan. Such acknowledgment is for administerial purposes only. It acknowledges that the Employer is using the Plan but does not represent that this Plan, including the choices selected on the Adoption Agreement, has been reviewed by a representative of the sponsor or constitutes a qualified retirement plan.

Metropolitan Life Insurance Company

By: /s/ R Lopez

With regard to any questions regarding the provisions of the Plan, adoption of the Plan, or the effect of an opinion letter from the IRS, call or write (this information must be completed by the sponsor of this Plan or its designated representative):

Name:             MetLife - Plan Design & Consulting, G1-09

Address:          13045 Tesson Ferry Road

                  St. Louis Missouri 63128

Telephone:        (314) 525-8801

The Employer and Trustee hereby cause this Plan to be executed on ____________.

Furthermore, this Plan may not be used unless acknowledged by Metropolitan Life Insurance Company or its authorized representative.

EMPLOYER:

By:      /s/Joel S. Hatlen
         Data I/O Corporation

[   ]    The signature of the Trustee appears on a separate trust agreement attached to the Plan,

OR

/s/ Wm. Kelly, VP, MetLife as Agent for the Trustee
                          TRUSTEE

                                     EGTRRA
                                AMENDMENT TO THE

                Data I/O Corporation Tax Deferral Retirement Plan

                                    ARTICLE I
                                    PREAMBLE

1.1 Adoption and effective date of amendment. This amendment of the plan is adopted to reflect certain provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 ("EGTRRA"). This amendment is intended as good faith compliance with the requirements of EGTRRA and is to be construed in accordance with EGTRRA and guidance issued thereunder. Except as otherwise provided, this amendment shall be effective as of the first day of the first plan year beginning after December 31, 2001.

1.2 Supersession of inconsistent provisions. This amendment shall supersede the provisions of the plan to the extent those provisions are inconsistent with the provisions of this amendment.

                                   ARTICLE II
                          ADOPTION AGREEMENT ELECTIONS

--------------------------------------------------------------------------------

     The questions in this Article II only need to be completed in order to override the default provisions set forth below. If all of the default provisions will apply, then these questions should be skipped.

     Unless the employer elects otherwise in this Article II, the following defaults apply:

     1) The vesting schedule for matching contributions will be a 6 year graded schedule (if the plan currently has a graded schedule that does not satisfy EGTRRA) or a 3 year cliff schedule (if the plan currently has a cliff schedule that does not satisfy EGTRRA), and such schedule will apply to all matching contributions (even those made prior to 2002).
     2) Rollovers are automatically excluded in determining whether the $5,000 threshold has been exceeded for automatic cash-outs (if the plan is not subject to the qualified joint and survivor annuity rules and provides for automatic cash-outs). This is applied to all participants regardless of when the distributable event occurred.
     3) The suspension period after a hardship distribution is made will be 6 months and this will only apply to hardship distributions made after 2001.
     4)   Catch-up contributions will be allowed.
     5) For target benefit plans, the increased compensation limit of $200,000 will be applied retroactively (i.e., to years prior to 2002).

--------------------------------------------------------------------------------

2.1      Vesting Schedule for Matching Contributions

          If there are matching contributions subject to a vesting schedule that does not satisfy EGTRRA, then unless otherwise elected below, for participants who complete an hour of service in a plan year beginning after December 31, 2001, the following vesting schedule will apply to all matching contributions subject to a vesting schedule:

          If the plan has a graded vesting schedule (i.e., the vesting schedule includes a vested percentage that is more than 0% and less than 100%) the following will apply:

                 Years of vesting service      Nonforfeitable percentage

                           2                               20%
                           3                               40%
                           4                               60%
                           5                               80%
                           6                              100%

          If the plan does not have a graded vesting schedule, then matching contributions will be nonforfeitable upon the completion of 3 years of vesting service.

          In lieu of the above vesting schedule, the employer elects the following schedule:
          a. [ ] 3 year cliff (a participant's accrued benefit derived from employer matching contributions shall be nonforfeitable upon the participant's completion of three years of vesting service).
          b. [ ] 6 year graded schedule (20% after 2 years of vesting service and an additional 20% for each year thereafter).
          c. [ ] Other (must be at least as liberal as a. or the b. above):

                 Years of vesting service      Nonforfeitable percentage

                          --------                      ---------%
                          --------                      ---------%
                          --------                      ---------%
                          --------                      ---------%
                          --------                      ---------%

         The vesting schedule set forth herein shall only apply to participants who complete an hour of service in a plan year beginning after December 31, 2001, and, unless the option below is elected, shall apply to all matching contributions subject to a vesting schedule.
         d. [ ] The vesting schedule will only apply to matching contributions made in plan years beginning after December 31, 2001
                (the prior schedule will apply to matching contributions made in prior plan years).

2.2 Exclusion of Rollovers in Application of Involuntary Cash-out Provisions (for profit sharing and 401(k) plans only). If the plan is not subject to the qualified joint and survivor annuity rules and includes involuntary cash-out provisions, then unless one of the options below is elected, effective for distributions made after December 31, 2001, rollover contributions will be excluded in determining the value of the participant's nonforfeitable account balance for purposes of the plan's involuntary cash-out rules.
         a. [ ] Rollover contributions will not be excluded.
         b. [ ] Rollover contributions will be excluded only with respect to distributions made after ________________________.
                (Enter a date no earlier than December 31, 2001.)
         c. [ ] Rollover contributions will only be excluded with respect to participants who separated from service after ______________. (Enter a date. The date may be earlier than December 31, 2001.)

2.3 Suspension period of hardship distributions. If the plan provides for hardship distributions upon satisfaction of the safe harbor (deemed) standards as set forth in Treas. Reg. Section 1.401(k)-1(d)(2)(iv), then, unless the option below is elected, the suspension period following a hardship distribution shall only apply to hardship distributions made after December 31, 2001.
            [X] With regard to hardship distributions made during 2001, a participant shall be prohibited from making elective deferrals and employee contributions under this and all other plans until the later of January 1, 2002, or 6 months after receipt of the distribution.

2.4 Catch-up contributions (for 401(k) profit sharing plans only): The plan permits catch-up contributions (Article VI) unless the option below is elected.
            [ ] The plan does not permit catch-up contributions to be made.

                                   ARTICLE III
                        VESTING OF MATCHING CONTRIBUTIONS

3.1 Applicability. This Article shall apply to participants who complete an Hour of Service after December 31, 2001, with respect to accrued benefits derived from employer matching contributions made in plan years beginning after December 31, 2001. Unless otherwise elected by the employer in Section 2.1 above, this Article shall also apply to all such participants with respect to accrued benefits derived from employer matching contributions made in plan years beginning prior to January 1, 2002.

3.2 Vesting schedule. A participant's accrued benefit derived from employer matching contributions shall vest as provided in Section 2.1 of this amendment.

                                   ARTICLE IV
                              INVOLUNTARY CASH-OUTS

4.1 Applicability and effective date. If the plan provides for involuntary cash-outs of amounts less than $5,000, then unless otherwise elected in
         Section 2.2 of this amendment, this Article shall apply for distributions made after December 31, 2001, and shall apply to all participants. However, regardless of the preceding, this Article shall not apply if the plan is subject to the qualified joint and survivor annuity requirements of Sections 401(a)(11) and 417 of the Code.

4.2 Rollovers disregarded in determining value of account balance for involuntary distributions. For purposes of the Sections of the plan that provide for the involuntary distribution of vested accrued benefits of $5,000 or less, the value of a participant's nonforfeitable account balance shall be determined without regard to that portion of the account balance that is attributable to rollover contributions (and earnings allocable thereto) within the meaning of Sections 402(c), 403(a)(4), 403(b)(8), 408(d)(3)(A)(ii), and 457(e)(16) of the Code. If
         the value of the participant's nonforfeitable account balance as so determined is $5,000 or less, then the plan shall immediately distribute the participant's entire nonforfeitable account balance.

                                    ARTICLE V
                             HARDSHIP DISTRIBUTIONS

5.1 Applicability and effective date. If the plan provides for hardship distributions upon satisfaction of the safe harbor (deemed) standards as set forth in Treas. Reg. Section 1.401(k)-1(d)(2)(iv), then this Article shall apply for calendar years beginning after 2001.

5.2 Suspension period following hardship distribution. A participant who receives a distribution of elective deferrals after December 31, 2001, on account of hardship shall be prohibited from making elective deferrals and employee contributions under this and all other plans of the employer for 6 months after receipt of the distribution. Furthermore, if elected by the employer in Section 2.3 of this amendment, a participant who receives a distribution of elective deferrals in calendar year 2001 on account of hardship shall be prohibited from making elective deferrals and employee contributions under this and all other plans until the later of January 1, 2002, or 6 months after receipt of the distribution.

                                   ARTICLE VI
                             CATCH-UP CONTRIBUTIONS

Catch-up Contributions. Unless otherwise elected in Section 2.4 of this amendment, all employees who are eligible to make elective deferrals under this plan and who have attained age 50 before the close of the plan year shall be eligible to make catch-up contributions in accordance with, and subject to the limitations of, Section 414(v) of the Code. Such catch-up contributions shall not be taken into account for purposes of the provisions of the plan implementing the required limitations of Sections 402(g) and 415 of the Code. The plan shall not be treated as failing to satisfy the provisions of the plan implementing the requirements of Section 401(k)(3), 401(k)(11), 401(k)(12), 410(b), or 416 of the Code, as applicable, by reason of the making of such catch-up contributions.

                                   ARTICLE VII
                         INCREASE IN COMPENSATION LIMIT

Increase in Compensation Limit. The annual compensation of each participant taken into account in determining allocations for any plan year beginning after December 31, 2001, shall not exceed $200,000, as adjusted for cost-of-living increases in accordance with Section 401(a)(17)(B) of the Code. Annual compensation means compensation during the plan year or such other consecutive 12-month period over which compensation is otherwise determined under the plan (the determination period). If this is a target benefit plan, then except as otherwise elected in Section 2.5 of this amendment, for purposes of determining benefit accruals in a plan year beginning after December 31, 2001, compensation for any prior determination period shall be limited to $200,000. The cost-of-living adjustment in effect for a calendar year applies to annual compensation for the determination period that begins with or within such calendar year.

                                  ARTICLE VIII
                                   PLAN LOANS

Plan loans for owner-employees or shareholder-employees. If the plan permits loans to be made to participants, then effective for plan loans made after December 31, 2001, plan provisions prohibiting loans to any owner-employee or shareholder-employee shall cease to apply.

                                   ARTICLE IX
              LIMITATIONS ON CONTRIBUTIONS (IRC SECTION 415 LIMITS)

9.1 Effective date. This Section shall be effective for limitation years beginning after December 31, 2001.

9.2 Maximum annual addition. Except to the extent permitted under Article VI of this amendment and Section 414(v) of the Code, if applicable, the annual addition that may be contributed or allocated to a participant's account under the plan for any limitation year shall not exceed the lesser of:

         a. $40,000, as adjusted for increases in the cost-of-living under
            Section 415(d) of the Code, or

         b. 100 percent of the participant's compensation, within the meaning of Section 415(c)(3) of the Code, for the limitation year.

         The compensation limit referred to in b. shall not apply to any contribution for medical benefits after separation from service (within the meaning of Section 401(h) or Section 419A(f)(2) of the Code) which is otherwise treated as an annual addition.

                                    ARTICLE X
                         MODIFICATION OF TOP-HEAVY RULES

10.1 Effective date. This Article shall apply for purposes of determining whether the plan is a top-heavy plan under Section 416(g) of the Code for plan years beginning after December 31, 2001, and whether the plan satisfies the minimum benefits requirements of Section 416(c) of the Code for such years. This Article amends the top-heavy provisions of the plan.

10.2     Determination of top-heavy status.

10.2.1 Key employee. Key employee means any employee or former employee (including any deceased employee) who at any time during the plan year that includes the determination date was an officer of the employer having annual compensation greater than $130,000 (as adjusted under Section 416(i)(1) of the Code for plan years beginning after December 31, 2002), a 5-percent owner of the employer, or a 1-percent owner of the employer having annual compensation of more than $150,000. For this purpose, annual compensation means compensation within the meaning of
         Section 415(c)(3) of the Code. The determination of who is a key employee will be made in accordance with Section 416(i)(1) of the Code and the applicable regulations and other guidance of general applicability issued thereunder.

10.2.2 Determination of present values and amounts. This Section 10.2.2 shall apply for purposes of determining the present values of accrued benefits and the amounts of account balances of employees as of the determination date.

         a. Distributions during year ending on the determination date. The present values of accrued benefits and the amounts of account balances of an employee as of the determination date shall be increased by the distributions made with respect to the employee under the plan and any plan aggregated with the plan under Section 416(g)(2) of the Code during the 1-year period ending on the determination date. The preceding sentence shall also apply to distributions under a terminated plan which, had it not been terminated, would have been aggregated with the plan under Section 416(g)(2)(A)(i) of the Code. In the case of a distribution made for a reason other than separation from service, death, or disability, this provision shall be applied by substituting "5-year period" for "1-year period."

         b. Employees not performing services during year ending on the determination date. The accrued benefits and accounts of any individual who has not performed services for the employer during the 1-year period ending on the determination date shall not be taken into account.

10.3     Minimum benefits.

10.3.1 Matching contributions. Employer matching contributions shall be taken into account for purposes of satisfying the minimum contribution requirements of Section 416(c)(2) of the Code and the plan. The preceding sentence shall apply with respect to matching contributions under the plan or, if the plan provides that the minimum contribution requirement shall be met in another plan, such other plan. Employer matching contributions that are used to satisfy the minimum contribution requirements shall be treated as matching contributions for purposes of the actual contribution percentage test and other requirements of Section 401(m) of the Code.

10.3.2 Contributions under other plans. The employer may provide, in an addendum to this amendment, that the minimum benefit requirement shall be met in another plan (including another plan that consists solely of a cash or deferred arrangement which meets the requirements of Section 401(k)(12) of the Code and matching contributions with respect to which the requirements of Section 401(m)(11) of the Code are met). The addendum should include the name of the other plan, the minimum benefit that will be provided under such other plan, and the employees who will receive the minimum benefit under such other plan.

                                   ARTICLE XI
                                DIRECT ROLLOVERS

11.1 Effective date. This Article shall apply to distributions made after December 31, 2001.

11.2 Modification of definition of eligible retirement plan. For purposes of the direct rollover provisions of the plan, an eligible retirement plan shall also mean an annuity contract described in Section 403(b) of the Code and an eligible plan under Section 457(b) of the Code which is maintained by a state, political subdivision of a state, or any agency or instrumentality of a state or political subdivision of a state and which agrees to separately account for amounts transferred into such plan from this plan. The definition of eligible retirement plan shall also apply in the case of a distribution to a surviving spouse, or to a spouse or former spouse who is the alternate payee under a qualified domestic relation order, as defined in Section 414(p) of the Code.

11.3 Modification of definition of eligible rollover distribution to exclude hardship distributions. For purposes of the direct rollover provisions of the plan, any amount that is distributed on account of hardship shall not be an eligible rollover distribution and the distributee may not elect to have any portion of such a distribution paid directly to an eligible retirement plan.

11.4 Modification of definition of eligible rollover distribution to include after-tax employee contributions. For purposes of the direct rollover provisions in the plan, a portion of a distribution shall not fail to be an eligible rollover distribution merely because the portion consists of after-tax employee contributions which are not includible in gross income. However, such portion may be transferred only to an individual retirement account or annuity described in Section 408(a) or
         (b) of the Code, or to a qualified defined contribution plan described in Section 401(a) or 403(a) of the Code that agrees to separately account for amounts so transferred, including separately accounting for the portion of such distribution which is includible in gross income and the portion of such distribution which is not so includible.


                                   ARTICLE XII
                           ROLLOVERS FROM OTHER PLANS

Rollovers   from   other   plans.   The   employer,   operationally   and  on  a
nondiscriminatory basis, may limit the source of rollover contributions that may be accepted by this plan.

                                  ARTICLE XIII
                           REPEAL OF MULTIPLE USE TEST

Repeal of  Multiple  Use Test.  The  multiple  use test  described  in  Treasury
Regulation Section 1.401(m)-2 and the plan shall not apply for plan years beginning after December 31, 2001.

                                   ARTICLE XIV
                               ELECTIVE DEFERRALS

14.1 Elective Deferrals - Contribution Limitation. No participant shall be permitted to have elective deferrals made under this plan, or any other qualified plan maintained by the employer during any taxable year, in excess of the dollar limitation contained in Section 402(g) of the Code in effect for such taxable year, except to the extent permitted under
         Article VI of this amendment and Section 414(v) of the Code, if applicable.

14.2 Maximum Salary Reduction Contributions for SIMPLE plans. If this is a SIMPLE 401(k) plan, then except to the extent permitted under Article VI of this amendment and Section 414(v) of the Code, if applicable, the maximum salary reduction contribution that can be made to this plan is the amount determined under Section 408(p)(2)(A)(ii) of the Code for the calendar year.

                                   ARTICLE XV
                           SAFE HARBOR PLAN PROVISIONS

Modification of Top-Heavy Rules. The top-heavy requirements of Section 416 of the Code and the plan shall not apply in any year beginning after December 31, 2001, in which the plan consists solely of a cash or deferred arrangement which meets the requirements of Section 401(k)(12) of the Code and matching contributions with respect to which the requirements of Section 401(m)(11) of the Code are met.

                                   ARTICLE XVI
                    DISTRIBUTION UPON SEVERANCE OF EMPLOYMENT

16.1 Effective date. This Article shall apply for distributions and transactions made after December 31, 2001, regardless of when the severance of employment occurred.

16.2 New distributable event. A participant's elective deferrals, qualified nonelective contributions, qualified matching contributions, and earnings attributable to these contributions shall be distributed on account of the participant's severance from employment. However, such a distribution shall be subject to the other provisions of the plan regarding distributions, other than provisions that require a separation from service before such amounts may be distributed.


This amendment has been executed this 6th day of March, 2004.

Name of Employer: Data I/O Corporation


By: /s/Joel S. Hatlen
         EMPLOYER

Name of Plan: Data I/O Corporation Tax Deferral Retirement Plan

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date May 14, 2004               /s/ FREDERICK R. HUME
                                Frederick R. Hume
                                President and Chief Executive Officer
                                (Principal Executive Officer)

Exhibit 31.2

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

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date May 14, 2004                /s/ JOEL S. HATLEN
                                 Joel S. Hatlen
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Frederick R. Hume
Frederick R. Hume
Chief Executive Officer
(Principal Executive Officer)
May 14, 2004

Exhibit 32.2
Certification by Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Joel S. Hatlen
Joel S. Hatlen
Chief Financial Officer
(Principal Financial Officer)
May 14, 2004

Exhibit 99.1

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------------------------------------------------

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

Economic and Market Conditions

Our business is highly impacted by capital spending plans and other economic cycles that affect the users and manufacturers of ICs. These industries are highly cyclical and are characterized by rapid technological change, short product life cycles, fluctuations in manufacturing capacity and pricing and gross margin pressures. As we experienced in recent years, our operations may in the future reflect substantial fluctuations from period-to-period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. These factors could have a material adverse effect on our business and financial condition.

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

In addition, many of the employees that were terminated as a part of our restructuring possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties, particularly if our business experiences significant growth Also, the reduction in workforce related to our restructuring may subject us to the risk of litigation, which could result in substantial cost. Any failure by us to properly manage this rapid change in workforce could impair our ability to efficiently manage our business, to maintain and develop important relationships with third-parties, and to attract and retain customers. It could also cause us to incur higher operating cost and delays in the execution of our business plan or in the reporting or tracking of our financial results.

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

International Operations

International sales represented 70% of our net revenue for the fiscal year ended December 31, 2003 and 79% for the first quarter of 2004. We expect that international sales will continue to be a significant portion of our net revenue. International sales may fluctuate due to various factors, including:

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

We operate subsidiaries in Germany, China and Canada and soon in Brazil. Our business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. Currency exchange fluctuations in Canada, China, Brazil and Germany may adversely affect our investment in our subsidiaries.

Protection of Intellectual Property

Data I/O relies on patents, copyrights, trade secrets and trademarks to protect our intellectual property, as well as product development and marketing skill to establish and protect our market position. We attempt to protect our rights in proprietary software products, including TaskLink and other software products, by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in our licenses, and by requiring our employees to execute non-disclosure agreements.

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