Form 10-Q
period 2004-06-30
DATA I/O CORP
filed 2004-08-16
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
          (Mark One)

              ( X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarter ended June 30, 2004

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


8,043,611 shares of no par value of the Registrant's Common Stock were issued and outstanding as of August 7, 2004.

                              DATA I/O CORPORATION

                                    FORM 10-Q
                       For the Quarter Ended June 30, 2004

                                      INDEX


Part I - Financial Information                                         Page

     Item 1.    Financial Statements (unaudited)                         3

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations            8

     Item 3.    Quantitative and Qualitative Disclosures
                About Market Risk                                        12

     Item 4.    Controls and Procedures                                  13

Part II - Other Information

     Item 1.    Legal Proceedings                                        14

     Item 2.    Changes in Securities, Use of Proceeds and
                Issuer Purchases of Equity Securities                    14

     Item 3.    Defaults Upon Senior Securities                          14

     Item 4.    Submission of Matters to a Vote of Security Holders      14

     Item 5.    Other Information                                        14

     Item 6.    Exhibits and Reports on Form 8-K                         14

Signatures                                                               18

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                                       DATA I/O CORPORATION

                                                   CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                         June 30,                     Dec. 31,
                                                                                           2004                         2003
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                                      (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                            $3,298                       $4,380
     Marketable securities                                                                 2,343                        2,354
     Trade accounts receivable, less allowance for
        doubtful accounts of $208 and $202                                                 6,528                        5,054

     Inventories                                                                           3,877                        4,607
     Other current assets                                                                    384                          431
                                                                                   ---------------------           ----------------
        TOTAL CURRENT ASSETS                                                              16,430                       16,826

Property and equipment - net                                                               1,437                        1,151
Other assets                                                                                   3                           11
                                                                                   ---------------------           ----------------
        TOTAL ASSETS                                                                     $17,870                      $17,988
                                                                                   =====================           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                     $1,554                       $1,285
     Accrued compensation                                                                    982                        1,186
     Deferred revenue                                                                      1,516                        1,430
     Other accrued liabilities                                                             1,115                        1,543
     Income taxes payable                                                                    278                          350
                                                                                   ---------------------           ----------------
        TOTAL CURRENT LIABILITIES                                                          5,445                        5,794

Deferred gain on sale of property                                                            941                        1,106
                                                                                   ---------------------           ----------------
        TOTAL LIABILITIES                                                                  6,386                        6,900

COMMITMENTS                                                                                    -                            -

STOCKHOLDERS' EQUITY:
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                                           -                            -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 8,012,998
           and 7,976,296 shares                                                           18,891                       18,797
     Accumulated deficit                                                                  (7,647)                      (8,038)
     Accumulated other comprehensive income                                                  240                          329
                                                                                   ---------------------           ----------------
        TOTAL STOCKHOLDERS' EQUITY                                                        11,484                       11,088
                                                                                   ---------------------
                                                                                                                   ----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $17,870                      $17,988
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

                                                  DATA I/O CORPORATION

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)

                                                                       Quarters Ended                     Six Months Ended
---------------------------------------------------------- --------------- -- -------------- -- -------------- --- -------------
                                                              June 30,         June 30,           June 30,          June 30,
                                                                2004             2003               2004              2003
---------------------------------------------------------- ---------------  -------------- -- --------------       -------------
(in thousands, except per share data)

Net sales                                                       $6,895          $5,578            $13,729            $11,733
Cost of goods sold                                               3,385           2,279             6,506              4,997
                                                           ---------------    --------------    --------------     -------------
Gross margin                                                     3,510           3,299             7,223              6,736

Operating expenses:
     Research and development                                    1,177           1,078             2,381              2,239
     Selling, general and administrative                         2,121           1,801             4,294              3,729
     Net provision (reversal) for business restructuring            70             -                 70                 (27)
                                                           ---------------    --------------    --------------     -------------
         Total operating expenses                                3,368           2,879             6,745              5,941
                                                           ---------------    --------------    --------------     -------------

         Operating  income                                         142            420                478               795

Non-operating income (expense):
     Interest income                                                13             20                 48                53
     Interest expense                                               (6)            (7)                (7)              (11)
     Foreign currency exchange                                      (5)            (7)               (18)              (82)
                                                           ---------------    --------------    --------------     -------------
         Total non-operating income (expense)                        2              6                 23               (40)

                                                           ---------------    --------------    --------------     -------------
        Income before income taxes                                 144            426                501               755

Income tax expense                                                  40             94                102               105
                                                           ---------------    --------------    --------------     -------------

Net  income                                                       $104           $332               $399              $650
                                                           ===============    ==============    ==============     =============


Basic and diluted earnings per share                             $0.01          $0.04              $0.05              $0.08
                                                           ===============    ==============    ==============     =============

Weighted average shares outstanding                              8,013          7,883              8,005              7,864
                                                           ===============    ==============    ==============     =============

Weighted average and potential shares outstanding                8,286          7,988              8,350              7,917
                                                           ===============    ==============    ==============     =============

See accompanying notes to consolidated financial statements.

                                                  DATA I/O CORPORATION

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 June 30,           June 30,
For the six months ended                                                                           2004               2003
--------------------------------------------------------------------------------------------------------------------------------
(in  thousands)
OPERATING ACTIVITIES:
    Net income                                                                                      $ 399             $ 650
    Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Depreciation and amortization                                                                  382               381
       Net loss on dispositions                                                                        84               220
       Amortization of deferred gain on sale                                                         (164)             (165)
       Net change in:
         Deferred revenue                                                                              87                60
         Trade accounts receivable                                                                 (1,477)             (266)
         Inventories                                                                                  729              (206)
         Other current assets                                                                          47               249
         Accrued costs of business restructuring                                                       70              (187)
         Accounts payable and accrued liabilities                                                    (505)             (126)
                                                                                                ------------      --------------
    Net cash provided by (used in) operating activities                                              (348)              610

INVESTING ACTIVITIES:
    Purchases of property and equipment                                                              (742)             (277)
    Net from purchase and sale of marketable securities                                                 2               341
                                                                                                ------------      --------------
       Net cash provided by (used in) investing activities                                           (740)               64

FINANCING ACTIVITIES:
    Sale of common stock                                                                               81                58
    Proceeds from exercise of stock options                                                            13                 2
                                                                                                 -----------      --------------
       Net cash provided by financing activities                                                       94                60

                                                                                                 -----------      --------------
Increase/(decrease) in cash and cash equivalents                                                     (994)              734

Effects of exchange rate changes on cash                                                              (88)              184
Cash and cash equivalents at beginning of year                                                      4,380             4,383
                                                                                                 -----------      --------------
Cash and cash equivalents at end of quarter                                                        $3,298            $5,301
                                                                                                 ===========      ==============

See accompanying notes to consolidated financial statements.

                              DATA I/O CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of June 30, 2004 and June 30, 2003, according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation

Data I/O has stock-based employee compensation plans. We apply APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our plans. Stock expense for the second quarter of 2004 and 2003 would have been the result of options issued with an exercise price below the underlying stock's market price. The following table illustrates the effect on net income and earnings per share if Data I/O had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation.

Data I/O's pro forma information follows (in thousands, except per share data):


                                                                     Quarters Ended                  Six Months Ended
                                                                  June 30,        June 30,       June 30,         June 30,
                                                                    2004            2003           2004             2003
                                                                -------------    -------------  -----------     --------------
Net income (loss) - as reported                                       $104          $ 332          $399            $650

Deduct:  Total  stock-based   employee   compensation  expense
determined  under fair value based method for awards  granted,
modified, or settled, net of related tax effects                        77          (65)          (157)             145
                                                                -------------     ----------    -----------    --------------
Net income (loss) - pro forma                                          $27          $267           $242            $505
                                                                =============     ==========    ===========    ==============

Basic and diluted income (loss) per share - as reported              $0.01          $0.04         $0.05           $0.08
Basic and diluted income (loss) per share - pro forma                $0.00          $0.03         $0.03           $0.06


NOTE 2 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                                                June 30,                  Dec. 31,
                                                                  2004                      2003
                                                            ----------------          ----------------
                  Raw material                                   $2,121                    $2,100
                  Work-in-process                                   925                     1,411
                  Finished goods                                    831                     1,096
                                                            ----------------          ----------------
                                                                 $3,877                    $4,607
                                                            ================          ================

We continued to reduce the overall level of inventory based upon the level of sales we have been experiencing and are forecasting. During the quarter we did not significantly change the net carrying values of our inventory.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components (in thousands):

                                                                      June 30,                   Dec. 31,
                                                                        2004                       2003
                                                                   ----------------           ----------------
                  Leasehold improvements                                 $ 276                       $259
                  Equipment                                             12,566                     12,016
                                                                   ----------------           ----------------
                                                                        12,842                     12,275
                  Less accumulated depreciation                         11,405                     11,124
                                                                   ----------------           ----------------
                  Property and equipment - net                         $ 1,437                    $ 1,151
                                                                   ================           ================

NOTE 4 - BUSINESS RESTRUCTURING

During the second quarter of 2004, we accrued a restructuring charge of $70,000 associated primarily with severance related charges. As a result of subsequent actions in the third quarter of 2004, we anticipate having further restructuring related charges of approximately $500,000 that are primarily related to severance and a small office closure, with an effective date of August 2, 2004 for most of these actions. The restructure related savings are projected to save about $1.2 million per year. These actions were taken to lower production and operating costs to reduce our breakeven point, particularly in view of our reduced margins in the second quarter; the continued need to control costs in North America and Europe; and the need to build staff serving China and Eastern Europe.

During the first quarter of 2003, we completed most of the remaining 2001 and 2002 previously accrued restructure charges associated with actions taken to reduce our breakeven point and realign Data I/O with our market opportunities. These payments were $27,000 less than anticipated from the original restructuring related charges that totaled $1.8 million during 2001 and 2002. Accordingly, included in the results for 2003 was a reversal of these previously over-accrued restructure charges. At December 31, 2003, all restructuring actions associated with the activities from the 2001 and 2002 actions had been completed.

NOTE 5 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                                  For the second quarter    For the first six months
                                                                                --------------------------  ------------------------
                                                                                   2004         2003           2004          2003
                                                                                ----------- --------------  ------------ -----------
Numerator for basic and diluted earnings per share:
       Net income                                                                  $104         $ 332            $399          $650
                                                                                ----------- --------------    ------------ ---------

Denominator:
        Denominator for basic earnings per share -
         weighted-average shares                                                  8,013         7,883           8,005         7,864
        Employee stock options                                                      273           105             345            53
                                                                                ----------- --------------    ------------ ---------
         Denominator for diluted earnings per share -
                       adjusted weighted-average shares and
                  assumed conversions of stock options                            8,286         7,988           8,350         7,917
                                                                                ----------- --------------    ------------ ---------
Basic and diluted earnings per share
         Total basic and diluted earnings per share                               $0.01         $0.04           $0.05         $0.08
                                                                                =========== ==============    ============ =========

At  June  20,  2004  and  2003  there  were  1,534,617  and  1,384,775   shares,
respectively, of outstanding options potentially issueable as common stock.

NOTE 6 - ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the first six months of 2004 differed from the statutory 34% tax rate primarily due to utilization of net operating loss carryforwards. The tax valuation allowance increased by approximately $20,000 during the quarter ended June 30, 2004. As of June 30, 2004, the Company has a valuation allowance of $9,803,000.

NOTE 7 - COMPREHENSIVE INCOME

During the second quarter of 2004 and 2003 total comprehensive income (loss) was comprised of the following (in thousands):

                                                                    For the second quarter            For the first six months
                                                                 ------------------------------    -------------------------------
                                                                      2004             2003             2004              2003
                                                                 -------------     ------------    -------------     -------------
           Net income                                                   $104          $332              $399                $650
           Foreign currency translation gain (loss)                      (33)           17               (89)                 74
                                                                 -------------     ------------    -------------     -------------
           Total comprehensive income                                   $ 71          $349              $310                $724
                                                                 =============     ============    =============     =============


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

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by us are fair value hedges. Generally, these contracts have maturities less than one year and require us to exchange foreign currencies for U.S. dollars at maturity. The change in fair value of the open hedge contracts as of June 30, 2004 is an unrealized loss of $13,259 and is included in accounts payable on the balance sheet.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding industry prospects or trends; expected level of expense; future results of operations or financial position; changes in gross margin; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; restructure costs and savings; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Data I/O is under no duty to update any of these forward-looking statements after the date of this report. The Reader should not place undue reliance on these forward-looking statements. The discussions in the section entitled "Business - Cautionary Factors That May Affect Future Results" in Item 1 in the Company's Annual report on Form 10-K for the year ended December 31, 2003, and in Exhibit 99.1 of this report describe some, but not all, of the factors that could cause these differences.

OVERVIEW

Our goal is to continue to focus on managing the business to achieve profitable operations, while developing and enhancing products to drive revenue and earnings growth. Our challenge continues to be operating in the weak and uncertain economic environment with its limited capacity related demand and weak capital spending, while positioning Data I/O to take advantage of an anticipated recovery in capital spending. We expect that demand for programming capacity should improve, in part based on forecasted increased 2004 unit sales for the semiconductor industry, which should provide improved business opportunities for Data I/O.

We are continuing our efforts to balance increasing costs and strategic investments in our business with the level of demand and mix of business we expect. We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, in-system programming, and automated programming systems for the manufacturing environment, particularly extending the capabilities and support for our FlashCORE architecture and the ProLINE-RoadRunner and PS families. During the beginning of the third quarter of 2004, we obtained the rights to certain in-system programming ("ISP") technology. We expect to incorporate this technology into our ISP product in development, and will be required to pay a 4% royalty on product revenues associated with such technology until March 31, 2007. Revenues from ISP products are expected to start later this year, but related royalties are not expected to be a material amount in 2004. To better support our customers in their geographic areas and time zones, we have expanded device support operations in Germany and India and are in the process of setting up a new device support center in Shanghai, China.

Our customer focus has been on strategic high volume manufacturers and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts and break into new markets, such as microcontrollers for the automotive market. We are finalizing the operational set up for our new subsidiaries in China and Brazil. We are expanding our China operations to take advantage of the growth of manufacturing in China and are establishing a service operation in Brazil. We continue our efforts to partner with the semiconductor manufacturers to better serve our mutual customers.

RESTRUCTURE ACTIONS

During the second quarter of 2004, we accrued a restructuring charge of $70,000 associated primarily with severance related charges. As a result of subsequent actions in the third quarter of 2004, we anticipate having further restructuring related charges of approximately $500,000 that are primarily related to severance and a small office closure, with an effective date of August 2, 2004 for most of these actions. The restructure related savings are projected to save about $1.2 million per year. These actions were taken to lower production and operating costs to reduce our breakeven point, particularly in view of our reduced margins in the second quarter; the continued need to control costs in North America and Europe; and the need to build staff serving China and Eastern Europe.

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

Results of Operations

NET SALES
-----------------------------------------------------------------------------------------------------------------------------------
 (in thousands)


                                                            Second Quarter                                First Six Months
                                              -------------------------------------------   ---------------------------------------
 Net sales by product line                         2004        % Change        2003          2004         % Change          2003
 ----------------------------------------------------------------------------------------   ---------------------------------------
 Non-automated programming systems                 $2,400       (13.0%)        $2,758        $4,982         (6.2%)         $5,310

 Automated programming systems                     $4,495        59.4%          2,820        $8,747         36.2%           6,423
                                              -------------------------------------------   ---------------------------------------
Total programming systems                          $6,895        23.6%         $5,578       $13,729         17.0%         $11,733
                                              ===========================================   =======================================


                                                          Second Quarter                                First Six Months
                                              -------------------------------------------   ---------------------------------------
 Net sales by location                              2004       % Change         2003         2004         % Change           2003
----------------------------------------------------------------------------------------   ---------------------------------------
 United States                                    $1,509         (1.8%)       $1,536            $2,899       (13.5%)        $3,351

    % of total                                     21.9%                       27.5%             21.1%                       28.6%

 International                                    $5,386         33.3%        $4,042           $10,830        29.2%         $8,382

    % of total                                     78.1%                       72.5%             78.9%                       71.4%

 -----------------------------------------------------------------------------------------------------------------------------------

Revenues  for the  second  quarter  of 2004  increased  by  approximately  23.6%
compared to the second quarter of 2003. The revenue increase relates to our increased sales of automated systems. During the quarter we had the first sales of our new PS 288FC automated system we introduced at the APEX tradeshow during the first quarter. We had the highest unit shipments of Pro-LINE RoadRunner since the end of 2000, which we believe is due to additional capacity needs, as well as lowering the price on certain versions. Our revenue growth is due to the increased sales in Asia and Latin America. During the second quarter of 2004, our backlog of orders increased from $820,000 to $1.2 million. This level of orders for the quarter is the highest we have experienced since the fourth quarter of 2000.

Data I/O continues to experience a trend in its sales mix towards increased international sales and believes that, with the economic situation in the United States and with the electronics industry trend toward offshore and outsourced manufacturing, this trend is likely to continue. We expect that with the increased backlog and business outlook, revenues in the third quarter of 2004 should be 5% higher than in the second quarter of 2004.

GROSS MARGIN

                                                               Second Quarter                            First Six Months
                                                  ---------------------------------------------------------------------------------
 (in thousands)                                          2004                   2003                2004                 2003
-----------------------------------------------------------------------------------------------------------------------------------
Gross Margin                                            $3,510                 $3,299              $7,223               $6,736

Percentage of net sales                                  50.9%                  59.1%               52.6%                57.4%
-----------------------------------------------------------------------------------------------------------------------------------

Gross margins increased in dollars but decreased as a percentage of sales for the second quarter of 2004 compared with the same period of 2003. The lower gross margins were primarily a result of more indirect sales than direct sales in the quarter, a product mix shift to somewhat lower margin products and unfavorable labor and overhead variances associated with a reduction in inventory. We expect the gross margin percentage to improve in the third quarter of 2004 by two percentage points from the second quarter's level, because we expect a return to a more typical distribution sales channel mix and do not plan a reduction in inventory. Sales to distributors are recorded net of the distributor discount allowed and contribute less to gross margin than direct sales. Sales by representative firms and our direct sales force are recorded at direct customer pricing and have a representative commission or sales commission that is included in selling expense; as a result there is a higher gross margin associated with these sales.

RESEARCH AND DEVELOPMENT

                                                               Second Quarter                              First Six Months
                                                  ---------------------------------------------------------------------------------
 (in thousands)                                          2004                   2003                 2004                   2003
 ----------------------------------------------------------------------------------------------------------------------------------
 Research and development                               $1,177                  1,078               $2,381                 $2,239

 Percentage of net sales                                 17.1%                  19.3%                17.3%                  19.1%
 ----------------------------------------------------------------------------------------------------------------------------------

Research and development ("R&D") spending for the second quarter 2004 as compared to the second quarter 2003 was slightly more in dollars but less as a percentage of sales. This increase in spending was primarily related to our new development initiative in In-System Programming (ISP). During the quarter, we began shipping the new PS-288FC automated programming system. We plan to increase our engineering development spending during the remainder of 2004 due to development projects and with the hiring of additional new engineering positions in our new Shanghai based subsidiary in China formed in April of 2004.

SELLING, GENERAL AND ADMINISTRATIVE

                                                               Second Quarter                            First Six Months
                                                  ---------------------------------------------------------------------------------
 (in thousands)                                          2004                   2003                 2004                   2003
 ----------------------------------------------------------------------------------------------------------------------------------
 Selling, general & administrative                      $2,121                 $1,801               $4,294                 $3,729

 Percentage of net sales                                 30.8%                  32.3%                31.3%                  31.8%
 ----------------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative ("SG&A") expenses for the second quarter of 2004 were $320,000 more compared with the same period in 2003, primarily due to our strategic investments in Asia and the hiring of additional key personnel, as well as the unfavorable currency translation impact of European based operating costs. In addition, we incurred higher commission costs based on the higher sales volume and a higher mix of representative sales than distributor sales.

INTEREST

                                                               Second Quarter                              First Six Months
                                                  ---------------------------------------------------------------------------------
 (in thousands)                                          2004                   2003                 2004                   2003
 ----------------------------------------------------------------------------------------------------------------------------------
 Interest income                                         $13                    $21                  $48                    $53

 Interest expense                                        ($6)                   ($7)                 ($7)                  ($11)
 ----------------------------------------------------------------------------------------------------------------------------------

Interest income decreased slightly in the second quarter of 2004 compared to the same period in 2003 due to decreased funds invested.

INCOME TAXES


                                                               Second Quarter                              First Six Months
                                                  -----------------------------------------    ------------------------------------
 (in thousands)                                         2004                    2003                 2004                   2003
 ----------------------------------------------------------------------------------------------------------------------------------
 Income tax expense (benefit)                           $40                     $94                  $102                   $105
 ----------------------------------------------------------------------------------------------------------------------------------

Tax expense recorded for the second quarter of 2004 was due to foreign taxes. Tax valuation reserves increased by approximately $20,000 during the quarter. Data I/O has valuation reserves of $9,803,000 as of June 30, 2004.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

                                                                June 30,                March 31, 2004                   Dec. 31,
(in thousands)                                                    2004        Change                       Change          2003
---------------------------------------------------------- -------------- ------------- --------------- -------------- ------------
Working capital                                                 $10,985        $17         $10,968         ($66)         $11,032
---------------------------------------------------------- -------------- ------------- --------------- -------------- ------------

Working capital increased slightly during the second quarter of 2004. Cash, cash equivalents and marketable securities decreased approximately $0.4 million during this period; inventory decreased $0.2 million: and accounts receivable increased $0.9 million. The change in inventory relates to our continued focus on reducing the amount of inventory relative to our business level. We do not expect to further reduce inventory in the next quarter. Our receivables increase is due in part to the increased mix of international sales, which typically have longer sales terms and collection periods, and a large proportion of the sales taking place at quarter end. Should our business grow significantly, we anticipate that we will need to utilize existing liquidity to carry the increased receivables and inventory expected to be associated with sales growth. As of June 30, 2004, Data I/O had no debt outstanding.

Data I/O estimates that capital expenditures for property, plant and equipment during the remainder of 2004 will be approximately $400,000, excluding expenditures for strategic purposes. Data I/O's future capital requirements will depend on a number of factors including international operations expansion, decisions to invest in new systems and technology equipment, costs associated with R&D, successful launch of new products and the potential use of funds for strategic purposes. We expect to fund capital expenditures from existing and internally generated funds or we may lease capital equipment. The restructure charges taken in the second quarter and anticipated for the third quarter are expected to be mostly paid out during the third quarter. This will be funded by existing and internally generated funds. The savings from the restructure actions, anticipated to be $1.2 million per year, are expected to offset the impact of the charge by the end of the year. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements for at least 12 months.

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

The table below provides information about our marketable securities, including principal cash flows and the related weighted average interest rates (in thousands):

                                                 Principal         Estimated Fair         Principal        Estimated Fair
                                                Cash Flows            Value at           Cash Flows           Value at
                                                 For 2004          June 30, 2004         For Q2 2004        December 31,
                                                                                                                2003
                                              ----------------    ------------------    --------------     ----------------
          Corporate Bonds                           $236              $1,040                $  754           $   754
                                                   1.310%                                    1.315%
          Euro-dollar bonds                          303                 303                     -                 -
                                                   1.290%
          Taxable Auction Securities                 500                 500                   500               500
                                                   1.369%                                    1.136%
          Tax Advantaged Auction Securities          500                 500                 1,100             1,100
                                                   1.572%                                    1.286%
                                              ----------------    ------------------    --------------     ----------------
          Total portfolio value                   $1,539              $2,343                $2,354            $2,354
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

At June 30, 2004, we had four forward contracts to sell Euros in exchange for $676,317 with rates ranging from 1.1754 to 1.2025 all scheduled to be due within the next quarter and the value at that date of $663,058.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 20, 2004, there were present in person or by proxy the holders of 7,714,912 (96.33%) shares of Common Stock of Data I/O thereby constituting a quorum. The following are the matters approved and the voting results:

(a) Election of a Board of Directors consisting of the following seven (7) directors:
               Name                        Votes For    Votes Withheld

               Glen F. Ceiley              7,640,550          74,357
               Daniel A. DiLeo             7,598,200         116,712
               Paul A. Gary                7,643,201          71,711
               Frederick R. Hume           7,643,255          71,657
               Edward D. Lazowska          7,613,775         101,137
               Steven M. Quist             7,618,000          96,912
               William R. Walker           7,615,800          99,112


(b) Approval to amend the Data I/O Corporation 2000 Stock Compensation Incentive Plan as described in the Proxy Statement for the 2004 Annual Meeting. The amendment passed as follows: 3,253,866 votes for; 398,056 against; and 57,099 abstain.

(c) The proposal to ratify the selection of Grant Thornton LLP as Data I/O's independent auditors passed as follows: 7,642,880 for; 40,843 against; and 31,189 abstain.

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

              10.25 Amended and Restated Data I/O Tax Deferred  Retirement  Plan
                    (Incorporated by reference to Exhibit 10.25 of Data I/O's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 0-10394)).

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

               (b) Reports on Form 8-K

Data I/O furnished a copy of a press release made on April 23, 2004 entitled "Data I/O Reports Sixth Consecutive Quarter of Profitability" on a Form 8-K under Item 12. The information furnished in the Form 8-K pursuant to Item 12 shall not be deemed filed under the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    DATA I/O CORPORATION
                                         (REGISTRANT)
DATED:   August 13, 2004


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

Date  August 13, 2004            /s/ FREDERICK R. HUME
                                     Frederick R. Hume
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)

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

Date  August 13, 2004             /s/ JOEL S. HATLEN
                                      Joel S. Hatlen
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)

          Exhibit 32.1
          Certification by Chief Executive Officer
          Pursuant to 18 U.S.C. Section 1350
          As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


          In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


           /s/ Frederick R. Hume
           Frederick R. Hume
           Chief Executive Officer
           (Principal Executive Officer)
           August 13, 2004

          Exhibit 32.2
          Certification by Chief Financial Officer
          Pursuant to 18 U.S.C. Section 1350
          As Adopted Pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

          In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


           /s/ Joel S. Hatlen
           Joel S. Hatlen
           Chief Financial Officer
           (Principal Financial Officer)
           August 13, 2004

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

o increased competition

o timing of new product announcements

o product releases and pricing changes by us or our competitors

o market acceptance or delays in the introduction of new products

o production constraints

o labor or material shortages

o the timing of significant orders

o the sales channel mix of direct vs. indirect distribution

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

Affects of Restructuring Activities

Our restructuring plans may yield unanticipated consequences, such as increased burden on our administrative, operational, and financial resources and increased responsibilities for our management personnel. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities.

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

International Operations

International sales represented 70% of our net revenue for the fiscal year ended December 31, 2003 and 79% for the first six months of 2004. We expect that international sales will continue to be a significant portion of our net revenue. International sales may fluctuate due to various factors, including:

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

Compliance with Regulating Requirements

We are subject to numerous governmental and stock exchange requirements as a public company, which we believe we are in compliance with. The Sarbanes-Oxley Act, the Securities and Exchange Commission (SEC) and the Public Company Oversight Accounting Board (PCOAB) have requirements that we may fail to meet by required deadlines or we may fall out of compliance with, such as the internal controls assessment, reporting and auditor attestation required under Sarbanes-Oxley Act Section 404 for which we are relying on not being an accelerated filer. Our failure to meet requirements and exchange listing standards may result in actions such as the delisting of our stock impacting our stock's liquidity; SEC enforcement actions; and result in securities claims and litigation.

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