Form 10-Q
period 2004-09-30
DATA I/O CORP
filed 2004-11-15
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
                                   (Mark One)

                 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 2004

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


8,056,049 shares of no par value of the Registrant's Common Stock were issued and outstanding as of November 1, 2004.

                              DATA I/O CORPORATION

                                    FORM 10-Q
                    For the Quarter Ended September 30, 2004

                                      INDEX


Part I - Financial Information                                         Page

     Item 1.    Financial Statements (unaudited)                         3

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations            8

     Item 3.    Quantitative and Qualitative Disclosures
                About Market Risk                                       12

     Item 4.    Controls and Procedures                                 13

Part II - Other Information

     Item 1.    Legal Proceedings                                       14

     Item 2.    Unregistered Sales of Equity Securities
                and Use of Proceeds                                     14

     Item 3.    Defaults Upon Senior Securities                         14

     Item 4.    Submission of Matters to a Vote of Security Holders     14

     Item 5.    Other Information                                       15

     Item 6.    Exhibits                                                15

Signatures                                                              18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                       DATA I/O CORPORATION

                                                    CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           Sept. 30                    Dec. 31,
                                                                                            2004                         2003
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                                       (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                            $4,936                       $4,380
     Marketable securities                                                                 1,298                        2,354
     Trade accounts receivable, less allowance for
        doubtful accounts of $215 and $196                                                 6,417                        5,054

     Inventories                                                                           3,454                        4,607
     Other current assets                                                                    315                          431
                                                                                   ---------------------           ----------------
        TOTAL CURRENT ASSETS                                                              16,420                       16,826

Property and equipment - net                                                               1,622                        1,151
Other assets                                                                                  29                           11
                                                                                   ---------------------           ----------------
        TOTAL ASSETS                                                                     $18,071                      $17,988
                                                                                   =====================           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                     $1,653                       $1,285
     Accrued compensation                                                                    835                        1,186
     Deferred revenue                                                                      1,355                        1,430
     Other accrued liabilities                                                             1,411                        1,543
     Income taxes payable                                                                    198                          350
                                                                                   ---------------------           ----------------
        TOTAL CURRENT LIABILITIES                                                          5,452                        5,794

Deferred gain on sale of property                                                            858                        1,106
                                                                                   ---------------------           ----------------
        TOTAL LIABILITIES                                                                  6,310                        6,900

COMMITMENTS                                                                                    -                            -

STOCKHOLDERS' EQUITY:
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                                           -                            -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 8,049,706
           and 7,976,296 shares                                                           18,975                       18,797
     Accumulated deficit                                                                  (7,549)                      (8,038)
     Accumulated other comprehensive income                                                  335                          329
                                                                                   ---------------------           ----------------
        TOTAL STOCKHOLDERS' EQUITY                                                        11,761                       11,088
                                                                                   ---------------------           ----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $18,071                      $17,988
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

                                                  DATA I/O CORPORATION

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                              Quarters Ended                          Nine Months Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                             Sept. 30,          Sept. 30,         Sept. 30            Sept. 30,
                                                               2004               2003              2004                2003
                                                       ---------------- ------------------------------------------------------------
(in thousands, except per share data)

Net sales                                                      $7,765            $6,360            $21,495            $18,092
Cost of goods sold                                              3,533             3,032             10,040              8,028
Gross margin                                             --------------    --------------      --------------     -------------
                                                                4,232             3,328             11,455            10,064

Operating expenses:
     Research and development                                   1,262             1,294              3,642              3,534
     Selling, general and administrative                        2,405             1,823              6,700              5,551
     Net provision (reversal) for business restructuring          432              -                   502                (27)
                                                        ---------------    --------------      --------------      -------------
         Total operating expenses                               4,099             3,117             10,844              9,058
                                                        ---------------    --------------      --------------      -------------

         Operating  income                                        133               211                611              1,006

Non-operating income (expense):
     Interest income                                               14                20                42                  73
     Interest expense                                              (6)               (4)              (13)                (16)
     Other income (expense)                                       (20)                -                 -                   -
     Foreign currency exchange                                    (27)              (22)              (45)               (103)
                                                            ---------------    --------------    --------------     -------------
         Total non-operating income (expense)                     (39)               (6)              (16)                (46)

                                                            ---------------    --------------    --------------     -------------
        Income before income taxes                                 94               205               595                 960

Income tax expense (benefit)                                        1              (114)              103                 (10)
                                                           ---------------    --------------    --------------     -------------
Net  income                                                       $93              $319              $492                $970
                                                           ===============    ==============    ==============     =============
Basic and diluted earnings per share                            $0.01             $0.04             $0.06               $0.12
                                                           ===============    ==============    ==============     =============

Weighted average shares outstanding                             8,046             7,937             8,019               7,888
                                                           ===============    ==============    ==============     =============

Weighted average and potential shares outstanding               8,384             8,243             8,361               8,026
                                                           ===============    ==============    ==============     =============

See accompanying notes to consolidated financial statements.

                                                  DATA I/O CORPORATION

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Sept. 30,           Sept. 30,
For the nine months ended                                                                          2004                2003
--------------------------------------------------------------------------------------------------------------------------------
(in  thousands)
OPERATING ACTIVITIES:
    Net income                                                                                      $ 492             $ 970
    Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Depreciation and amortization                                                                  502               563
       Net loss on dispositions                                                                       632               201
       Amortization of deferred gain on sale                                                         (247)             (247)
       Net change in:
         Deferred revenue                                                                             (74)              (94)
         Trade accounts receivable                                                                 (1,362)           (1,233)
         Inventories                                                                                1,155               293
         Other current assets                                                                         116               340
         Accrued costs of business restructuring                                                      204              (188)
         Accounts payable and accrued liabilities                                                    (475)               80
                                                                                                ------------      --------------
    Net cash provided by (used in) operating activities                                               943               685

INVESTING ACTIVITIES:
    Purchases of property and equipment                                                            (1,596)             (356)
    Purchase of other assets                                                                          (30)                -
    Purchases of marketable securities                                                               (933)           (3,480)
    Sales of marketable securities                                                                  1,985             2,725
                                                                                                ------------      --------------
       Net cash provided by (used in) investing activities                                           (574)           (1,111)

FINANCING ACTIVITIES:
    Sale of common stock                                                                              154               119
    Proceeds from exercise of stock options                                                            24                 3
                                                                                                ------------      --------------
       Net cash provided by financing activities                                                      178               122

                                                                                                ------------      --------------
Increase/(decrease) in cash and cash equivalents                                                      547              (304)

Effects of exchange rate changes on cash                                                                9               200
Cash and cash equivalents at beginning of year                                                      4,380             4,383
                                                                                                ------------      --------------
Cash and cash equivalents at end of quarter                                                        $4,936            $4,279
                                                                                                ============      ==============

See accompanying notes to consolidated financial statements.


                              DATA I/O CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of September 30, 2004 and September 30, 2003, according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation

Data I/O has stock-based employee compensation plans. We apply APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our plans. Stock expense for the third quarter of 2004 and 2003 would have resulted in options issued with an exercise price below the underlying stock's market price. The following table illustrates the effect on net income and earnings per share if Data I/O had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation.

Data I/O's pro forma information follows (in thousands, except per share data):


                                                                      Quarters Ended                  Nine Months Ended
                                                                 Sept. 30,        Sept. 30,      Sept. 30,        Sept. 30,
                                                                    2004             2003           2004            2003
                                                                -------------     -----------    -----------    --------------
Net income (loss) - as reported                                     $93             $ 319           $492            $970

Deduct:  Total  stock-based   employee   compensation  expense
determined  under fair value based method for awards  granted,
modified, or settled, net of related tax effects                   (105)              (68)          (268)           (239)
                                                                -------------     -----------    -----------    --------------
Net income  - pro forma                                            ($12)             $251           $224            $731
                                                                =============     ===========    ===========    ==============

Basic and diluted income  per share - as reported                 $0.01             $0.04          $0.06           $0.12
Basic and diluted income  per share - pro forma                   $0.00             $0.03          $0.03           $0.09

NOTE 2 - CLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the presentation used in the current period.


NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                                                Sept. 30,                  Dec. 31,
                                                                  2004                       2003
                                                            ----------------          ----------------
                  Raw material                                   $1,999                    $2,100
                  Work-in-process                                   860                     1,411
                  Finished goods                                    595                     1,096
                                                            ----------------          ----------------
                                                                 $3,454                    $4,607
                                                            ================          ================


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components (in thousands):

                                                                      Sept. 30,                    Dec. 31,
                                                                        2004                         2003
                                                                   ----------------           ----------------
                  Leasehold improvements                                 $ 278                       $259
                  Equipment                                             12,069                     12,016
                                                                   ----------------           ----------------
                                                                        12,347                     12,275
                  Less accumulated depreciation                         10,725                     11,124
                                                                   ----------------           ----------------
                  Property and equipment - net                         $ 1,622                    $ 1,151
                                                                   ================           ================

NOTE 5 - BUSINESS RESTRUCTURING

During the third quarter of 2004, we incurred an additional restructuring charge of $432,000 associated primarily with severance related charges and a small office closure, with an effective date of August 2, 2004 for most of these actions. The total restructuring charges incurred for the nine months ended September 30, 2004 are $502,000. The accrued restructure balance remaining at September 30, 2004 is $204,000. The restructure actions were taken to lower production and operating costs to reduce our breakeven point, particularly in view of our reduced margins in the second quarter; the continued need to control costs in North America and Europe; and the need to build staff serving China and Eastern Europe.

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

NOTE 6 - WARRANTY

Data I/O records a liability for an estimate of costs that we expect to incur under our basic limited warranty. Changes in the warranty reserve are as follows (in thousands):

                                                                              For the third quarter       For the first nine months
                                                                           --------------------------   ---------------------------
                                                                               2004          2003              2004         2003
                                                                           ----------- --------------   -------------- ------------
Liability, beginning balance                                                  $493.4        $520.5             $562.9       $519.0
                                                                           ----------- --------------    -------------- -----------
Net expense (income, accrual revisions and warranty claims                       1.8          40.2              (67.7)        41.7
                                                                           ----------- --------------    -------------- -----------
Liability, ending balance                                                      495.2         560.7              495.2        560.7
                                                                           =========== ==============    ============== ===========

NOTE 7 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                              For the third quarter      For the first nine months
                                                                          --------------------------    ---------------------------
                                                                              2004         2003             2004          2003
                                                                          ----------- --------------    ------------ --------------
Numerator for basic and diluted earnings per share:
       Net income                                                             $93          $319             $492          $970
                                                                          ----------- --------------    ------------ --------------

Denominator:
        Denominator for basic earnings per share -
         weighted-average shares                                            8,046         7,937            8,019         7,888
        Employee stock options                                                338           306              342           138
                                                                          ----------- --------------    ------------ --------------
         Denominator for diluted earnings per share -
                  adjusted weighted-average shares and
                  assumed conversions of stock options                      8,384         8,243            8,361         8,026
                                                                          ----------- --------------    ------------ --------------
Basic and diluted earnings per share
         Total basic and diluted earnings per share                         $0.01         $0.04            $0.06         $0.12
                                                                          =========== ==============    ============ ==============

At September 30, 2004 and 2003 there were 1,462,711 and 1,339,462 shares, respectively, of outstanding options potentially issueable as common stock.

NOTE 8 - ACCOUNTING FOR INCOME TAXES

The Company's effective tax rate for the first nine months of 2004 differed from the statutory 34% tax rate primarily due to deferred tax timing difference and utilization of net operating loss carryforwards. The tax valuation allowance decreased by approximately $426,281 during the quarter ended September 30, 2004. As of September 30, 2004, the Company has a valuation allowance of $9,377,000.

NOTE 9 - COMPREHENSIVE INCOME

During the third quarter of 2004 and 2003 total comprehensive income (loss) was comprised of the following (in thousands):

                                                                     For the third quarter           For the first nine months
                                                                 ------------------------------    -------------------------------
                                                                      2004             2003             2004              2003
                                                                 -------------     ------------    -------------     -------------
           Net income                                                  $93             $319             $492              $970
           Foreign currency translation gain                            94               16                5               163
                                                                 -------------     ------------    -------------     -------------
           Total comprehensive income                                $ 187             $335             $497            $1,133
                                                                 =============     ============    =============     =============

NOTE 10 - FOREIGN CURRENCY TRANSLATION AND DERIVATIVES

Data I/O translates assets and liabilities of foreign subsidiaries at the exchange rate on the balance sheet date. We translate revenues, costs and expenses of foreign subsidiaries at average rates of exchange prevailing during the period. We charge or credit translation adjustments resulting from this process to stockholders' equity, net of taxes. Realized and unrealized gains and losses resulting from the effects of changes in exchange rates on assets and liabilities denominated in foreign currencies are included in non-operating expense as foreign currency transaction gains and losses.

Data I/O accounts for its hedging activities in accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value.

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by us are fair value hedges. Generally, these contracts have maturities less than one year and require us to exchange foreign currencies for U.S. dollars at maturity. The change in fair value of the open hedge contracts as of September 30, 2004 is an unrealized loss of $29,105 and is included in accounts payable on the balance sheet.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding industry prospects or trends; expected level of expense; future results of operations or financial position; changes in gross margin; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products, impact of regulatory requirements; restructure costs and savings; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Data I/O is under no duty to update any of these forward-looking statements after the date of this report. The reader should not place undue reliance on these forward-looking statements. The discussions in the section entitled "Business - Cautionary Factors That May Affect Future Results" in Item 1 in the Company's Annual report on Form 10-K for the year ended December 31, 2003, and in Exhibit 99.1 of this report describe some, but not all, of the factors that could cause these differences.

OVERVIEW

Our goal is to continue to focus on managing the business to achieve profitable operations, while developing and enhancing products to drive revenue and earnings growth. Our challenge continues to be operating in the uncertain economic environment, while positioning Data I/O to take advantage of an anticipated recovery in capital spending. We expect that demand for programming capacity should improve, in part based on forecasted increased 2004 and 2005 unit sales for the semiconductor industry, which should provide improved business opportunities for Data I/O.

We are continuing our efforts to balance increasing costs and strategic investments in our business with the level of demand and mix of business we expect. We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, in-system programming, and automated programming systems for the manufacturing environment, particularly extending the capabilities and support for our FlashCORE architecture and the ProLINE-RoadRunner and PS families. During the third quarter of 2004, we obtained the rights to certain in-system programming ("ISP") technology. We are incorporating this technology into our ISP products, and will be required to pay a 4% royalty on product revenues associated with such technology until March 31, 2007. During the third quarter we had our first sale of our initial ISP product and will formally launch the product in November. The related royalties are not expected to be a material amount in 2004. To better support our customers in their geographic areas and time zones, we have expanded device support operations in Germany and India and are in the process of setting up a new device support center in Shanghai, China.

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

RESTRUCTURE ACTIONS

During the second quarter of 2004, we accrued a restructuring charge of $70,000 associated primarily with severance related charges. In the third quarter of 2004, we incurred further restructuring related charges of approximately $432,000 that are primarily related to severance and a small office closure, with an effective date of August 2, 2004 for most of these actions. At September 30, 2004, $204,000 remained as accrued but unpaid restructure charges, most of which is expected to be paid in 2004 with the balance paid in 2005. The restructure related savings are projected to save about $1.1 million per year. These actions were taken to lower production and operating costs to reduce our breakeven point, particularly in view of our reduced margins in the second quarter; the continued need to control costs in North America and Europe; and the need to build staff serving China and Eastern Europe.

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

Allowance for Doubtful Accounts: We base the allowance for doubtful accounts receivable on our assessment of the collectibility of specific customer accounts and the aging of accounts receivable. If there is a deterioration of a major customer's credit worthiness or actual defaults are higher than historical experience, our estimates of the recoverability of amounts due to us could be adversely affected.

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

Results of Operations

NET SALES

-----------------------------------------------------------------------------------------------------------------------------------
(in thousands)

                                                     Third Quarter                                 First Nine Months
                                       -------------------------------------------   ----------------------------------------------
 Net sales by product line                  2004          % Change         2003            2004      % Change         2003
 ----------------------------------------------------------------------------------------------------------------------------------
 Non-automated programming systems          $2,694        12.4%          $2,396          $7,676            0%        $7,705

 Automated programming systems              $5,071        27.9%          $3,964         $13,819         33.0%        10,387
                                       ----------------   --------------------------- ---------------------------------------------
 Total programming systems                  $7,765        22.1%          $6,360         $21,495         18.8%       $18,092
                                       ===========================================   ==============================================


                                                     Third Quarter                                 First Nine Months
                                       -------------------------------------------   ----------------------------------------------

 Net sales by location                       2004         % Change        2003             2004       % Change        2003
 --------------------------------------------------------------------------------------------   -----------------------------------

 United States                             $1,480         (27.5%)       $2,040           $4,378        (18.8%)       $5,391

    % of total                              19.1%                        32.1%            20.4%                       29.8%

 International                             $6,285          45.5%        $4,320          $17,117         34.8%       $12,702

    % of total                              80.9%                        67.9%            79.6%                       70.2%

 ----------------------------------------------------------------------------------------------------------------------------------

Revenues for the third quarter of 2004 increased by approximately 13% over second quarter revenues and increased 22% over the third quarter of last year. The revenue increase results from increased deliveries of PS-300 and the new PS-288FC automated systems. Sales of our traditional programmers also showed growth recovery during the quarter. We also shipped the first product in the new ISP product line to a customer in the third quarter. International sales continued to be strong and represented 81% of total sales for the quarter with Asia and Europe being responsible for the revenue growth. Our order level during the quarter was again higher than shipments, increasing the backlog to $1.4 million at September 30, 2004.

Data I/O continues to experience a trend in its sales mix towards increased international sales and believes that, with the economic situation in the United States and with the electronics industry trend toward offshore and outsourced manufacturing, this trend is likely to continue.

GROSS MARGIN

                                                               Third Quarter                             First Nine Months
                                                 ----------------------------------------------------------------------------------
 (in thousands)                                          2004                   2003                2004                 2003
-----------------------------------------------------------------------------------------------------------------------------------
Gross Margin                                            $4,232                 $3,328              $11,455              $10,064

Percentage of net sales                                  54.5%                  52.3%                53.3%                55.6%
-----------------------------------------------------------------------------------------------------------------------------------

Gross margin increased in dollars and increased as a percentage of sales for the third quarter of 2004 compared with the same period of 2003. The increased gross margin was primarily due to a higher percentage of our products being shipped through direct channels and a shift to a more favorable product mix. We also realized the benefit of lower costs that we had negotiated with a critical supplier and reduced overhead costs resulting from lower inventory levels. Gross margins for the nine months ended September 30, 2004 decreased as a percentage of sales as a result of more indirect sales than direct sales, a product mix of somewhat lower margin products and unfavorable labor and overhead variance associated with a reduction in inventory.

RESEARCH AND DEVELOPMENT

                                                               Third Quarter                              First Nine Months
                                                  ---------------------------------------------------------------------------------
 (in thousands)                                          2004                   2003                 2004                   2003
 ----------------------------------------------------------------------------------------------------------------------------------
 Research and development                               $1,262                  1,294               $3,642                 $3,534

 Percentage of net sales                                 16.3%                  20.3%                16.9%                  19.5%
 ----------------------------------------------------------------------------------------------------------------------------------

Research and development ("R&D") spending for the third quarter of 2004 as compared to the third quarter of 2003 was slightly less in dollars and less as a percentage of sales. This decrease in spending was primarily related to less spending on R&D subcontractors, offset by increased spending on the ISP project. During the second quarter, we began shipping the new PS-288FC automated programming system. We plan to increase our engineering development spending during the fourth quarter of 2004 due to development projects and with the hiring of additional new engineering positions in our new Shanghai based subsidiary in China formed in April of 2004.

SELLING, GENERAL AND ADMINISTRATIVE

                                                               Third Quarter                             First Nine Months
                                                  ---------------------------------------------------------------------------------
 (in thousands)                                          2004                   2003                 2004                   2003
 ----------------------------------------------------------------------------------------------------------------------------------
 Selling, general & administrative                      $2,405                 $1,823               $6,700                 $5,551

 Percentage of net sales                                 31.0%                  28.7%                31.2%                  30.7%
 ----------------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative ("SG&A") expenses for the third quarter of 2004 were $582,000 more compared with the same period in 2003, primarily due to our strategic investments in Asia and the hiring of additional key personnel, as well as the unfavorable currency translation impact of European based operating costs. In addition, we incurred higher commission costs based on the higher sales volume and a higher mix of representative sales than distributor sales. During the fourth quarter and throughout 2005, we anticipate increasing spending related to documenting and testing our internal control procedures in order to satisfy the requirement of Section 404 of the Sarbanes Oxley Act of 2002.

Interest

                                                               Third Quarter                               First Nine Months
                                                  ---------------------------------------------------------------------------------
 (in thousands)                                          2004                   2003                 2004                   2003
 ----------------------------------------------------------------------------------------------------------------------------------
 Interest income                                          $14                    $20                 $42                     $73

 Interest expense                                         ($6)                   ($4)               ($13)                   ($16)
 ----------------------------------------------------------------------------------------------------------------------------------

Interest income decreased slightly during the third quarter of 2004 compared to the same period in 2003 due to decreased funds invested.

INCOME TAXES

                                                               Third Quarter                              First Nine Months
                                                  -----------------------------------------    ------------------------------------
 (in thousands)                                         2004                    2003                 2004                   2003
 ----------------------------------------------------------------------------------------------------------------------------------
 Income tax expense (benefit)                            $1                    ($114)                $103                   ($10)
 ----------------------------------------------------------------------------------------------------------------------------------

Tax expense recorded for the third quarter of 2004 was due to foreign taxes. Tax valuation reserves decreased by approximately $426,281 during the quarter. Data I/O has valuation reserves of $9,377,000 as of September 30, 2004.

FINANCIAL CONDITION

Liquidity and Capital Resources

                                                               Sept. 30,                   June 30,                       Dec. 31,
(in thousands)                                                   2004           Change       2004           Change         2003
------------------------------------------------------------- -------------- ------------- --------------- -------------- ---------
Working capital                                               $10,968           ($17)      $10,985          ($47)         $11,032
------------------------------------------------------------- -------------- ------------- --------------- -------------- ---------

Working capital decreased slightly during the third quarter of 2004. Cash, cash equivalents and marketable securities increased approximately $0.6 million during the third quarter; inventory decreased approximately $0.4 million and accounts receivable decreased $0.1 million. The change in inventory relates to our continued focus on reducing the amount of inventory relative to our business level. We do not expect to further reduce inventory in the next quarter. Should our business grow significantly, we anticipate that we will need to utilize existing liquidity to carry the increased receivables and inventory expected to be associated with sales growth. As of September 30, 2004, Data I/O had no debt outstanding.

Data I/O estimates that capital expenditures for property, plant and equipment during the remainder of 2004 will be approximately $500,000, excluding expenditures for strategic purposes. Data I/O's future capital requirements will depend on a number of factors including international operations expansion, decisions to invest in new systems and technology equipment, costs associated with R&D, successful launch of new products and the potential use of funds for strategic purposes. We expect to fund capital expenditures from existing and internally generated funds or we may lease capital equipment. The restructure charges taken in the second quarter and third quarter were mostly paid out during the third quarter. This was funded by existing and internally generated funds. The savings from the restructure actions, anticipated to be $1.1 million per year, are expected to approximately offset the impact of the restructure charges taken in the second and third quarter of 2004 by the end of the year. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements for at least 12 months.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks, including fluctuations in foreign currency exchange rates and interest rates.

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

The table below provides information about our marketable securities, including principal cash flows and the related weighted average interest rates (in thousands):


                                                                        Estimated Fair          Principal        Estimated Fair
                                     Principal         Principal           Value at           Cash Flows to        Value at
                                     Cash Flows        Cash Flows        September 30,         September 30       December 31,
                                      For 2005        For Q4 2004            2004                 2004               2003
                                   ---------------    -------------     ----------------      -------------     -----------------
     Corporate Bonds                  $798              $   -             $   798                $  754              $  754
                                       1.559%
     Euro-dollar bonds                   -                  -                   -                     -                   -

     Taxable Auction                     -                  -                   -                   500                 500
        Securities

     Tax Advantaged                      -               500                  500                 1,100               1,100
        Auction Securities                               1.952%
                                   ---------------    -------------     ----------------      -------------     -----------------
     Total portfolio value            $798              $500               $1,298                $2,354              $2,354
                                   ===============    =============     ================      =============     =================

FOREIGN CURRENCY RISK
We have operations in Germany, Canada, and China and are finalizing the set up of operations in Brazil. Therefore, we are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

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

At September 30, 2004, we had six forward contracts to sell Euros in exchange for $1.23 million with rates ranging from 1.1938 to 1.2296 all scheduled to be due within the next quarter and the value at maturity of $1.21 million.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

                                                                          Page
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



                                       DATA I/O CORPORATION
                                            (REGISTRANT)
DATED:   November 12, 2004


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

Date  November 12, 2004         /s/ FREDERICK R. HUME
                                Frederick R. Hume
                                President and Chief Executive Officer
                                (Principal Executive Officer)

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

Date  November 12, 2004          /s/ JOEL S. HATLEN
                                 Joel S. Hatlen
                                 Vice President and Chief Financial Officer
                                 (Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive  Officer
Pursuant to 18 U.S.C.  Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Frederick R. Hume
Frederick R. Hume
Chief Executive Officer
(Principal Executive Officer)
November 12, 2004

Exhibit 32.2
Certification by Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Joel S. Hatlen
Joel S. Hatlen
Chief Financial Officer
(Principal Financial Officer)
November 12, 2004

Exhibit 99.1

Cautionary Factors That May Affect Future Results
--------------------------------------------------------------------------------

Data I/O's disclosure and analysis in this Quarterly Report contains some forward-looking statements. Forward-looking statements include our current expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. In particular, these include statements relating to future action, prospective products, new technologies, future performance or results of current and anticipated products, sales efforts, expenses, outsourcing of functions, outcome of contingencies, impact of regulatory requirements, restructure actions and financial results.

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

RISK FACTORS

DELAYS IN DEVELOPMENT, INTRODUCTION AND SHIPMENT OF NEW PRODUCTS MAY RESULT IN A DECLINE IN SALES.

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

For example, we may encounter these problems:

o technical problems in the development of a new programming system platform or the robotics for new automated handing systems

o inability to hire qualified personnel

o delays or failures to perform by third parties involved in our development projects

Delays in the development, completion and shipment of new products, or failure of customers to accept new products, may result in a decline in sales.

QUARTERLY FLUCTUATIONS IN OUR OPERATING RESULTS MAY ADVERSELY AFFECT OUR STOCK PRICE.

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

FAILURE TO ADAPT TO TECHNOLOGY TRENDS IN OUR INDUSTRY MAY NEGATIVELY IMPACT OUR COMPETITIVENESS AND FINANCIAL RESULTS.

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

o electronics equipment manufacturing practices, such as widespread use of custom ISP solutions

o customer software platform preferences different from those on which our products operate

o more rigid industry standards, which would decrease the value-added element of our products and support services

If we cannot develop products in a timely manner in response to industry changes, or if our products do not perform well, our business and financial condition may be adversely affected. Also, our new products may contain defects or errors that give rise to product liability claims against us or cause our products to fail to gain market acceptance. Our future success depends on our ability to successfully compete with other technology firms in attracting and retaining key technical personnel.

A DECLINE IN ECONOMIC AND MARKET CONDITIONS MAY RESULT IN DECREASED CAPITAL SPENDING BY OUR CUSTOMERS.

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

WE HAVE A HISTORY OF RECENT OPERATING LOSSES AND MAY BE UNABLE TO GENERATE ENOUGH REVENUE TO ACHIEVE AND MAINTAIN PROFITABILITY.

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

OUR RECENT RESTRUCTURING ACTIVITIES MAY HAVE A NEGATIVE IMPACT ON OUR FUTURE OPERATIONS.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL AND OUR FUTURE ACCESS TO CAPITAL IS UNCERTAIN.

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

WE MAY FACE INCREASED COMPETITION AND MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH CURRENT AND FUTURE COMPETITORS.

Technological advances have reduced the barriers of entry into the programming systems markets. We expect competition to increase from both established and emerging companies. If we fail to compete successfully against current and future sources of competition, our profitability and financial performance will be adversely impacted.

IF OUR RELATIONSHIP WITH SEMICONDUCTOR MANUFACTURERS DETERIORATES, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

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

OUR RELIANCE ON A SMALL NUMBER OF SUPPLIERS MAY RESULT IN A SHORTAGE OF KEY COMPONENTS, WHICH MAY ADVERSELY AFFECT OUR BUSINESS.

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

IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED THIRD-PARTY DISTRIBUTORS, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

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

OUR INTERNATIONAL OPERATIONS MAY EXPOSE US TO ADDITIONAL RISKS THAT MAY ADVERSELY AFFECT OUR BUSINESS.

International sales represented 70% of our net revenue for the fiscal year ended December 31, 2003 and 80% for the first nine months of 2004. We expect that international sales will continue to be a significant portion of our net revenue. International sales may fluctuate due to various factors, including:

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

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY OR INFRINGE ON OTHER INTELLECTUAL PROPERTY, WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY OR OPERATE PROFITABLY.

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

WE MAY PURSUE BUSINESS ACQUISITIONS THAT MAY IMPAIR OUR FINANCIAL POSITION AND PROFITABILITY.

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

THE LOSS OF KEY EMPLOYEES MAY ADVERSELY AFFECT OUR OPERATIONS.

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

FAILURE TO COMPLY WITH REGULATORY REQUIREMENTS MAY ADVERSELY AFFECT OUR STOCK PRICE AND BUSINESS.

We are subject to numerous governmental and stock exchange requirements as a public company, which we believe we are in compliance with. The Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (SEC) and the Public Company Oversight Accounting Board (PCOAB) have requirements that we may fail to meet by required deadlines or we may fall out of compliance with, such as the internal controls assessment, reporting and auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002 for which we are relying on not being an accelerated filer. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. Our failure to meet requirements and exchange listing standards may result in actions such as the delisting of our stock impacting our stock's liquidity; SEC enforcement actions; and result in securities claims and litigation.

OUR STOCK PRICE MAY BE VOLATILE AND, AS A RESULT, YOU MAY LOSE SOME OR ALL OF YOUR INVESTMENT.

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