Form 10-K/A
period 2004-12-31
DATA I/O CORP
filed 2005-03-25
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          FORM 10-K/A (Amendment No.1)

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


    P.O. Box 97046, 10525 Willows Road N.E., Redmond, Washington, 98052
                                 (425)881-6444
        (Address, including zip code, of registrant's principle executive offices and telephone number, including area code)


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

                                  $ 15,688,788


8,008,561 shares of Common Stock, no par value, outstanding as of March 22, 2004

                       DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the registrant's Proxy Statement relating
                      to its May 20, 2004 Annual Meeting of
                   Shareholders are incorporated into Part III
                       of this Annual Report on Form 10-K.

                                EXPLANATORY NOTE

We filed a Form 8-K on February 14, 2005 regarding our intention to restate our annual financial statements for the fiscal year December 31, 2003. This amendment on Form 10-K/A amends our Annual Report on Form 10-K for the year ended December 21, 2003 as filed with the Securities and Exchange Commission on March 30, 2003 and is being filed to reflect the restatement of the consolidated financial statements.

During the preparation of our 2004 year-end financial statements and more specifically the inter-company profit eliminations associated with demonstration inventory equipment amounts, Data I/O Corporation ("the Company") identified elimination calculation omission errors that had resulted in the understatement of inter-company expense eliminations on foreign subsidiary demonstration inventory equipment depreciation, with a corresponding overstatement of demonstration inventory equipment accumulated depreciation. The errors, which had occurred over a period of more than five years, overstate depreciation (international selling) expense associated with demonstration inventory equipment in service in the Company's foreign subsidiaries.

The errors resulted in a cumulative overstatement of demonstration inventory equipment accumulated depreciation and a corresponding overstatement of depreciation (international selling) expense of approximately $112,000 through December 31, 2004. The cumulative impact of this error as of December 31, 2003, including the related income tax effect, resulted in a $112,000 overstatement of demonstration inventory equipment accumulated depreciation reserve and a $112,000 overstatement of depreciation (international selling) expense. The income tax effects from the cumulative effect of this error had no impact on income tax expense and just impacted the related disclosure of net operating losses in carry forward and the related valuation allowances.

While the Company believes the impacts of these elimination errors are not material to any previously issued financial statements, the Company determined that the cumulative adjustment required to correct these errors was material to record in 2004, and that the calculation errors were most appropriately corrected through restatement of previously issued financial statements for the fiscal years ended December 31, 2003. The Company's decision to restate previously issued financial statements was based on the impact of a cumulative correction on the 2004 financial statements rather than the impact on any previously issued financial statements.

The Company has evaluated that the adjustments to the quarters other than the fourth quarter are immaterial and the entire 2003 adjustment will be reflected as a correction to the fourth quarter of 2003 of $65,000 in the restated Form 10-K and that accordingly no restatement is necessary for the interim quarterly Form 10-Q filings.

This Form 10-K/A corrects the previously issued financial statements. See Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements including Notes to Consolidated Financial Statements, and Controls and Procedures, for the impact of the restatement.

This amendment to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 amends and restates only those items of the previously filed Form 10-K which have been affected by the restatement. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment to modify or update such disclosures except as required to reflect the effects of the restatement and to make non-substantive revisions to the notes to the consolidated financial statements. For additional information regarding the restatement, see "Note 3 to Consolidated Financial Statements" included in Part II, Item 8.

                              DATA I/O CORPORATION

                                    FORM 10-K/A
                   For the Fiscal Year Ended December 31, 2003

                                      INDEX


Part I                                                                   Page

     Item 1.    Business                                                   4

     Item 2.    Properties                                                13

     Item 3.    Legal Proceedings                                         13

     Item 4.    Submission of Matters to a Vote of Security Holders       13


Part II

     Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters                                       14

     Item 6.    Selected Financial Data                                   15

     Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       16

     Item 7A.   Quantitative and Qualitative Disclosure
                About Market Risk                                         22

     Item 8.    Financial Statements and Supplementary Data               22

     Item 9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                    42

Part III

     Item 10.   Directors and Executive Officers of the Registrant        42

     Item 11.   Executive Compensation                                    42

     Item 12.   Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters            42

     Item 13.   Certain Relationships and Related Transactions            43

     Item 14.   Accounting Fees                                           43

Part IV

     Item 15.   Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K                                   43


Signatures                                                                47

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

Foreign Sales

Foreign sales represented approximately 70%, 63% and 64% of net sales of our programming systems in 2003, 2002 and 2001, respectively (see Note 16 of "Notes to Consolidated Financial Statements"). We make foreign sales through our wholly-owned  subsidiaries  in  Germany,  China and  Canada,  as well as through independent distributors and sales representatives located in 35 other countries. We record sales made through foreign subsidiaries requiring installation by Data I/O that is other than perfunctory when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. We recognize revenue from other product sales at the time of shipment. We record revenue from the sale of service and update contracts as deferred revenue and recognize it on a straight-line basis over the contractual period. Our independent foreign distributors purchase Data I/O products in U.S. Dollars for resale and we recognize the sale at the time of shipment to the distributor. As with U.S. sales representatives, sales made by international sales representatives are on an agency basis with shipments made directly to the customer by us. We recognize sales, denominated in U.S. Dollars, upon shipment, if installation is perfunctory or does not need to be performed by us, or when the equipment is installed at the end-user's site, if installation is more than perfunctory and is to be performed by us, or in the case where acceptance is required, upon acceptance.

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

Item 2.  Properties

In May 1997, Data I/O completed the sale of the land and building comprising our Redmond, Washington corporate headquarters and it is currently leasing the 96,000 square foot building on a 10-year leaseback agreement with an option to renew the lease for an additional 10 years. This lease required base annual rental payments in 2003 of approximately $1,138,000. See Note 7 of "Notes to Consolidated Financial Statements." As part of our 1999 restructuring plan implementation, we vacated one floor of the leased Redmond facility (approximately 25,000 square feet) and sublet the majority of this space for a period of 28 months beginning January 1, 2000, at a rate of approximately $33,000 per month through April 2002. The sublease terminated in June 2002. We have not been successful in subleasing this space and believe the market for this space is currently quite limited.

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

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2003. See Notes 12 and 13 of "Notes to Consolidated Financial Statements."


                                    (a) Number of securities       (b) Weighted-average      (c) Number of securities remaining
                                    to be issued upon the          exercise price of          available for future issuance under
                                    exercise of outstanding        outstanding options,       equity compensation plans (excluding
                                    options, warrants and rights   warrants and rights        securities reflected in column (a))
                                    ----------------------------   ---------------------      ------------------------------------
Equity compensation plans
approved by the security holders (1)(3)     1,347,413                      $2.24                             665,118

Equity compensation plans not
approved by the security holders (2)           10,000                      $5.19                                0

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

Item 6.  Selected Financial Data

During 2004, Data I/O identified elimination calculation omission errors that had resulted in the understatement of inter-company expense eliminations on foreign subsidiary demonstration inventory equipment depreciation, with a corresponding overstatement of demonstration inventory equipment accumulated depreciation at December 31, 2004. The errors, which had occurred over a period of more than five years, overstated depreciation (international selling) expense associated with demonstration inventory equipment in service in the Company's foreign subsidiaries. Because the cumulative impact of this error as of December 31, 2003 resulted in a $112,000 error, the Company's previously issued consolidated financial statement for the year ended December 31, 2003, 2002, and 2001 have been restated.

The following selected consolidated financial data has been restated and should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." See Note 3 to the consolidated financial statement for further discussion of this matter.

Data I/O adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) in the fourth quarter of fiscal year 2000, effective beginning of the first quarter of fiscal year 2000. The pro forma information in the table below reflects the adoption of SAB 101. Historical results are not necessarily indicative of future results.


                                                                                        Year Ended
-------------------------------------------------------------------------------------------------------------------------------
                                                               Restated      Restated      Restated     Restated    Restated
                                                               Dec. 31,      Dec. 31,      Dec. 31,     Dec. 28,    Dec. 30,
(in thousands, except employee and per share data)               2003          2002          2001         2000        1999
-------------------------------------------------------------------------------------------------------------------------------
For The Year:
     Net sales                                                   $24,687       $22,838       $26,826      $42,909      $34,113
     Cost of goods sold                                           11,008        11,556        15,078       22,760       17,948
                                                             ------------------------------------------------------------------
     Gross margin                                                 13,679        11,282        11,748       20,149       16,165
     Research and development                                      4,639         5,331         6,740        8,716        8,403
     Selling, general and administrative(4)                        7,715         8,254         9,707       10,600       11,008
     Net provision for business restructuring (2)                    (39)          632         1,211         (255)        (215)
                                                             ------------------------------------------------------------------
     Operating income (loss) (4)                                   1,364        (2,935)       (5,910)       1,088       (3,031)
     Non-operating income (loss)                                     (25)         (232)          124          876        1,920
                                                             ------------------------------------------------------------------
     Income (loss) from continuing operations before income
        taxes and cumulative effect of accounting change(4)        1,339        (3,167)       (5,786)       1,964       (1,111)
     Income tax (expense) benefit                                    (33)           61          (224)         (36)         (55)
                                                             ------------------------------------------------------------------
     Income (loss) from continuing operations, before
           cumulative effect of accounting change(4)               1,306        (3,106)       (6,010)       1,928       (1,166)
     Income from discontinued operations (1)                           -             -             -           90          831
     Cumulative effect of accounting change (3)                        -             -             -       (2,531)           -
                                                             ------------------------------------------------------------------
     Net income (loss) (4)                                        $1,306       ($3,106)      ($6,010)       ($513)       ($335)
     Pro forma net income (loss)                                       -             -             -            -      ($2,866)
     --------------------------------------------------------------------------------------------------------------------------
At Year-end:
     Working capital                                             $11,032        $9,125       $12,010      $16,792      $16,179
     Total assets(4)                                             $18,100       $16,414       $20,387      $28,793      $30,081
     Total debt                                                        -             -             -            -            -
     Stockholders' equity(4)                                     $11,200        $9,332       $12,201      $18,086      $18,089
     Number of employees from continuing operations                  127           125           155          224          199
-------------------------------------------------------------------------------------------------------------------------------
Common Stock Data (3):
     Basic earnings per share:
        From continuing operations, after taxes, before
           cumulative effect of accounting change(4)               $0.17        ($0.40)       ($0.79)       $0.26       ($0.16)
        Net income (loss) (4)                                      $0.17        ($0.40)       ($0.79)      ($0.07)      ($0.05)
        Pro forma net income (loss)                                    -             -             -            -       ($0.40)
     Diluted earnings per share:
          From continuing operations, after taxes, before
              cumulative effect of accounting change(4)            $0.16        ($0.40)       ($0.79)       $0.26       ($0.16)
         Net income (loss) (4)                                     $0.16        ($0.40)       ($0.79)      ($0.07)      ($0.05)
         Pro forma net income (loss)                                   -             -             -            -       ($0.40)
     Book value per share at year-end(4)                           $1.40         $1.20         $1.60        $2.41        $2.48
     Shares outstanding at year-end                                7,976         7,768         7,614        7,495        7,290
     Weighted-average basic shares outstanding                     7,910         7,704         7,572        7,405        7,254
     Weighted-average diluted shares outstanding                   8,117         7,704         7,572        7,405        7,254
-------------------------------------------------------------------------------------------------------------------------------
Key Ratios:
     Current ratio                                                  2.9           2.6           2.9          2.9         2.7
     Gross margin to sales                                         55.4%         49.4%         43.8%        47.0%       47.4%
     Operating income (loss) to sales(4)                            5.5%        (12.9%)       (22.0%)        2.5%       (8.9%)
     Income (loss) from continuing operations to sales(4)           5.3%        (13.6%)       (22.4%)        4.5%       (3.4%)
     Return on average stockholders' equity(4)                     12.7%        (28.8%)       (39.7%)       (2.8%)      (1.8%)
-------------------------------------------------------------------------------------------------------------------------------

Footnotes:
(1) Discontinued operations are amounts that relate to the divestitures of the Synario and Reel Tech Divisions that took place in 1997.
(2)  For  further  discussion,  see Note 2 of "Notes to  Consolidated  Financial
     Statements."
(3)  For  further  discussion,  see Note 1 of "Notes to  Consolidated  Financial
     Statements."
(4)  For  further  discussion,  see Note 3 of "Notes  to Consolidated  Financial
     Statements."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Conditions and Results of Operations presented below reflect certain restatements to our previously reported operating results for the year ended December 31, 2003.

During 2004, the Company identified certain errors related to the inter-company profit eliminations associated with demonstration inventory equipment amounts. Because the errors resulted in a cumulative overstatement of demonstration inventory equipment accumulated depreciation and a corresponding overstatement of depreciation (international selling) expense, the Company's previously issued consolidated financial statements for the year ended December 31, 2003 have been restated. The Selling, General and Administrative expenses discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the restated numbers. See Note 3 to the consolidated financial statement for further discussion of this mater.

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

Results of Continuing Operations

NET SALES

(in thousands)
Net sales by product line:                       2003             Change            2002           Change          2001
-----------------------------------------------------------------------------------------------------------------------------
Non-automated programming systems              $10,767            (6.6%)          $11,532           (2.4%)        $11,821
Automated programming systems                   13,920            23.1%            11,306          (24.7%)         15,005
                                           ------------------                 -----------------               ---------------
Totals                                         $24,687             8.1%           $22,838          (14.9%)        $26,826
                                           ==================                 =================               ===============

Net sales by location:
  United States                                $ 7,263           (13.0%)           $8,347          (12.4%)        $ 9,526
      % of total                                 29.4%                              36.5%                           35.5%
  International                                $17,424            20.2%           $14,491          (16.2%)        $17,300
      % of total                                 70.6%                              63.5%                           64.5%
-----------------------------------------------------------------------------------------------------------------------------

2003 vs. 2002
Data I/O experienced a turnaround in sales during 2003, with a resurgence in sales of automated system products. In particular, automated systems aftermarket products and PS300 FlashCORE and related upgrades, which were new in 2003, drove the sales growth. Our non-automated systems continued a trend of declining sales in older products; however, FlashPAK, which was new in 2002, grew 292% in 2003, partially offsetting the decline. Also contributing to the non-automated system decline was the loss of a low cost programmer line. ICE Technology, our former supplier of the line, ceased business. In 2003, sales related to the Ice Technology products were approximately $50,000, compared to $250,000 in 2002.

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

We are continuing the transition to a common programming architecture for all of our products. This allows us to consolidate device support on a single platform and provides substantial cost benefits to Data I/O. The recently introduced PS288 FlashCORE automated programming system incorporates this common architecture. In 2003, we also introduced NAND and microcontroller support FlashCORE architecture, the TF-30 Tray Feeder System, and a version of our ProLINE-RoadRunner designed for Panasonic machines. We expect these products to increase our revenues; however, partially offsetting this increase is the trend of declining sales of our older product lines.

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
-----------------------------------------------------------------------------------------------------------------------------

2003 vs. 2002
Research and development ("R&D") spending for 2003 as compared to 2002 declined both in dollars and as a percentage of sales. This was again due to the restructuring actions, primarily personnel reductions and cost control efforts taken over the past two years. During 2003, Data I/O's R&D focused on the FlashCORE architecture, expanding its capability to address newer technologies like NAND Flash support for M-Systems DiskOnChip technology as well as microcontroller device support. New products in the PS family of automated systems included the PS300 FlashCORE, the TF-30 Tray Feeder system and,
introduced  in  early  2004,  the  PS288   FlashCORE.    Also,  we  released  a
ProLINE-RoadRunner version for Panasonic machines.

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

SELLING, GENERAL AND ADMINISTRATIVE

(in thousands)                                Restated
                                                2003           Change            2002           Change           2001
----------------------------------------------------------------------------------------------------------------------------
 Selling, general and administrative           $7,715          (6.5%)           $8,254          (15.0%)         $9,707
 Percentage of net sales                        31.3%                            36.1%                           36.2%
----------------------------------------------------------------------------------------------------------------------------

2003 vs. 2002
Selling, General and Administrative ("SG&A") expenses decreased by $539,000 in 2003 versus the prior year due primarily to the restructuring actions and reduced marketing expenses. Partially offsetting this decrease was our increased facility costs due to increased rent and loss of a sub-tenant; profit-based bonuses; and increased selling costs due to currency translation with the weaker US dollar and commissions.

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

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

 (in thousands)                                  2003           Change           2002           Change           2001
----------------------------------------------------------------------------------------------------------------------------
 Working capital                               $11,032           $1,907          $9,125          ($2,885)        $12,010
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

Item 8.  Financial Statements and Supplementary Data

See pages 23 through 41.

--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

--------------------------------------------------------------------------------

To the Board of Directors and Stockholders
Data I/O Corporation

We have audited the accompanying consolidated balance sheets of Data I/O Corporation as of December 31, 2003, and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data I/O Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the Company's consolidated financial statements as of and for the year ended December 31, 2003 have been restated.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule as
Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

//S//GRANT THORNTON LLP

Seattle, Washington
February 6, 2004
(March 5, 2005 as to the effects of the restatement described in Note 3)

--------------------------------------------------------------------------------

                              REPORT OF MANAGEMENT

--------------------------------------------------------------------------------

The Management of Data I/O Corporation is responsible for the preparation and integrity of Data I/O's consolidated financial statements and related information that appears in this Annual Report on Form 10-K/A. Management believes that the financial statements fairly reflect the form and substance of transactions and reasonably present Data I/O's financial condition and results of its operations, in conformity with accounting principles generally accepted in the United States of America. Management has included in Data I/O's financial statements, amounts that are based on estimates and judgments, which it believes are reasonable under the circumstances.

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

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

----------------------------------------------------------------------------------------------------------------------
                                                                                     Restated              Restated
                                                                                       2003                  2002
----------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $ 4,380               $ 4,383
     Marketable securities                                                              2,354                 1,076
     Trade accounts receivable, net of allowance for
        doubtful accounts of $202 and $187                                              5,054                 4,328
     Inventories                                                                        4,607                 4,476
     Other current assets                                                                 431                   509
                                                                                   -------------         -------------
        TOTAL CURRENT ASSETS                                                           16,826                14,772

Property, plant and equipment - net                                                     1,263                 1,555
Other assets                                                                               11                    87
                                                                                   -------------         -------------
        TOTAL ASSETS                                                                  $18,100               $16,414
                                                                                   =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                  $1,285                $1,200
     Accrued compensation                                                               1,186                   826
     Deferred revenue                                                                   1,430                 1,613
     Other accrued liabilities                                                          1,543                 1,510
     Accrued costs of business restructuring                                                -                   204
     Income taxes payable                                                                 350                   294
                                                                                   -------------         -------------
        TOTAL CURRENT LIABILITIES                                                       5,794                 5,647

Deferred gain on sale of property                                                       1,106                 1,435
                                                                                   -------------         -------------
                                                                                        6,900                 7,082

COMMITMENTS


STOCKHOLDERS' EQUITY
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                                        -                     -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 7,976,296
           and 7,767,630 shares                                                        18,797                18,638
     Retained deficit                                                                  (7,926)               (9,232)
     Accumulated other comprehensive  income (loss)                                       329                   (74)
                                                                                   -------------         -------------
        TOTAL STOCKHOLDERS' EQUITY                                                     11,200                 9,332
                                                                                                         -------------
                                                                                   -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $18,100               $16,414
                                                                                   =============         =============

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                              Restated
                                                                                2003                2002               2001
------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)

Net sales                                                                       $24,687             $22,838            $26,826
Cost of goods sold                                                               11,008              11,556             15,078
                                                                             -----------         ------------       ------------
       Gross margin                                                              13,679              11,282             11,748
                                                                             -----------         ------------       ------------

Operating expenses:
      Research and development                                                    4,639               5,331              6,740
      Selling, general and administrative                                         7,715               8,254              9,707
      Net provision (reversal) for business restructuring                           (39)                632              1,211
                                                                             -----------         ------------       ------------
         Total operating expenses                                                12,315              14,217             17,658
                                                                             -----------         ------------       ------------

         Operating income (loss)                                                  1,364              (2,935)            (5,910)

Non-operating income (expense):
      Interest income                                                               112                  87                239
      Interest expense                                                              (23)                (18)               (16)
      Foreign currency exchange                                                    (114)               (301)               (99)
                                                                             -----------         ------------       ------------
         Total non-operating income (loss)                                          (25)               (232)               124
                                                                             -----------         ------------       ------------

Income (loss) before income taxes                                                 1,339              (3,167)            (5,786)
Income tax (expense) benefit                                                        (33)                 61               (224)
                                                                             -----------         ------------       ------------
Net income  (loss)                                                               $1,306             ($3,106)           ($6,010)
                                                                             ===========         ============       ============

      Basic earnings (loss) per share                                             $0.17              ($0.40)            ($0.79)
      Diluted earnings (loss) per share                                           $0.16              ($0.40)            ($0.79)

Weighted-average basic shares                                                     7,910               7,704              7,572

Weighted-average diluted shares                                                   8,117               7,704              7,572

        See notes to consolidated financial statements

                              DATA I/O CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                               Restated
                                                                                 2003                2002              2001
---------------------------------------------------------------------------------------------------------------------------------
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss) from continuing operations                                   $1,306             $(3,106)           ($6,010)
     Adjustments to reconcile income (loss)
      to net cash provided by (used in) operating activities:
       Depreciation and amortization                                               684               1,018              2,206
       Write-off of assets                                                         172                  11                 18
       Amortization of deferred gain on sale                                      (330)               (330)              (329)
       Net change in:
          Trade accounts receivable                                               (806)              1,395              4,961
          Inventories                                                             (129)              1,902              2,778
          Recoverable income taxes                                                   -                   1                 91
          Other current assets                                                      94                 (19)               (48)
          Accrued cost of business restructuring                                  (204)                114                (29)
          Accounts payable and accrued liabilities                                 587                (859)            (1,212)
          Deferred revenue                                                        (178)                (70)              (951)
                                                                            ----------------    ---------------    --------------
          Net cash provided by (used in) operating activities                    1,196                  57              1,475

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                   (486)               (726)              (785)
     Purchases of available-for-sale securities                                 (4,815)               (630)            (4,335)
     Proceeds from maturities of available-for-sale securities                   3,536               2,789              3,041
                                                                            ----------------    ---------------    --------------
       Cash provided by (used in) investing activities                          (1,765)              1,433             (2,079)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                                          119                 130                209
     Proceeds from exercise of stock options                                        40                   8                  -
                                                                            ----------------    ---------------    --------------
       Cash provided by financing activities                                       159                 138                209
                                                                            ----------------    ---------------    --------------
Increase (decrease) in cash and cash equivalents                                  (410)              1,628               (395)

Effects of exchange rate changes on cash                                           407                  99                (82)
Cash and cash equivalents at beginning of year                                   4,383               2,656              3,133
                                                                            ----------------    ---------------    --------------
Cash and cash equivalents at end of year                                        $4,380              $4,383           $  2,656
                                                                            ================    ===============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest                                                                     $ 23                $ 18              $  16
     Income taxes                                                                 $ 33                $(61)             $ 172

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (AS RESTATED)

                                                                                          Accumulated
                                                Common Stock             Retained           Other                          Total
                                           ------------------------      Earnings        Comprehensive                 Stockholders'
                                             Shares        Amount        (Deficit)       Income (Loss)                     Equity
                                           -----------    ---------      ----------     -----------------     --------------------
(in thousands, except share data)

Balance at December 28, 2000:
As previously reported                      7,494,542      $18,292          ($163)                 ($90)                  $18,039
Prior period adjustment (see Note 3)                                           47                                              47
                                           -----------    ---------      ----------     -----------------     --------------------
Balance at December 28, 2000, as restated   7,494,542      $18,292          ($116)                 ($90)                  $18,086
Issuance of stock through
      Employee Stock Purchase Plan            119,212          208                                    -                       208
                                                                                -
Comprehensive loss:
      Net loss                                      -            -         (6,010)                    -                    (6,010)
      Translation adjustment                        -            -                                  (82)                      (82)
                                                                                 -
      Unrealized gain on
         Marketable securities                      -            -               -                   (1)                       (1)
                                                                                                              --------------------
Total comprehensive loss                                                                                                   (6,093)
                                           -----------    ---------      ----------     -----------------     --------------------
Balance at December 31, 2001, as restated   7,613,754       18,500         (6,126)                 (173)                   12,201

Stock options exercised                         5,000            8              -                     -                         8
Issuance of stock through
      Employee Stock Purchase Plan            148,876          130              -                     -                       130
Comprehensive loss:
      Net loss                                      -            -         (3,106)                    -                    (3,106)
      Translation adjustment                        -            -              -                    99                        99
                                                                                                              --------------------
Total comprehensive loss                                                                                                   (3,007)
                                           -----------    ---------      ----------     -----------------     --------------------
Balance at December 31, 2002, as restated   7,767,630       18,638         (9,232)                  (74)                    9,332
Stock options exercised                        14,189           40              -                     -                        40
Issuance of stock through
      Employee Stock Purchase Plan            194,477          119              -                     -                       119
Comprehensive loss:
      Net income, as restated                       -            -          1,306                     -                     1,306
      Translation adjustment                        -            -              -                   405                       405
      Unrealized gain on
           Marketable securities                    -            -              -                    (2)                       (2)
                                                                                                              --------------------
Total comprehensive loss                                                                                                    1,709
                                           -----------    ---------      ----------     -----------------     --------------------
Balance at December 31, 2003, as restated   7,976,296      $18,797        ($7,926)                 $329                   $11,200
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

Stock-Based Compensation
Data I/O has stock-based employee compensation plans that are described more fully in Note 13. Data I/O applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our plans. Stock expense in 2003, 2002, and 2001 would have been the result of options issued with an exercise price below the underlying stock's market price. The following table illustrates the effect on net income (loss) and earnings (loss) per share if Data I/O had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation, using the assumptions described in
Note 13, to our stock-based employee plans.

Data I/O's pro forma information follows (in thousands, except per share data):

                                                                                    Year Ended December
                                                                -------------------------------------------------
                                                                   Restated
                                                                     2003            2002             2001
                                                                ---------------  --------------  ----------------
     Net income (loss) - as reported                                $1,306          ($3,106)         ($6,010)

     Deduct:  Total stock-based employee compensation
     expense determined under fair value based method
     for awards granted, modified, or settled, net of
     related tax effects                                              (338)            (392)            (440)
     Net income (loss) - pro forma                                    $968          ($3,498)         ($6,450)
                                                                ===============  ==============  ================

     Basic earnings (loss) per share - as reported                   $0.17           ($0.40)          ($0.79)
     Diluted earnings (loss) per share - as reported                 $0.16           ($0.40)          ($0.79)
     Basic earnings (loss) per share - pro forma                     $0.12           ($0.45)          ($0.85)
     Diluted earnings (loss) per share - pro forma                   $0.12           ($0.45)          ($0.85)

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

An analysis of the restructuring is as follows (in thousands):

                                               2002          Reserve           2003             2003           Reserve
                               2002         Payments/      Balance at        Expenses        Payments/        Balance at
 Description                  Expenses      Write-offs    Dec. 31, 2002    (Reversals)       Write-offs     Dec. 31, 2003
 ---------------------------------------------------------------------------------------- ----------------- ---------------
 Downsizing U.S.
 Operations:
    Employee severance             $556          $391         $169                $(21)            $148           $-
    Redmond facility                 10            46           10                   -               10            -
    consolidation
    Consulting and legal             58            52           25                 (18)               7            -
    expenses
    Downsizing foreign                8            27            -                   -                -            -
    operations
                          ---------------- ------------- ----------------  --------------- ----------------- ---------------
 Total                             $632          $516         $204                ($39)            $165          $ -
                          ================ ============= ================  =============== ================= ===============

NOTE 3 - RESTATEMENT OF FINANCIAL STATEMENTS

During the preparation of our 2004 year-end financial statements and more specifically the inter-company profit elimination associated with demonstration inventory equipment amounts, the Company identified elimination calculation omission errors that had resulted in the understatement of inter-company expense elimination on foreign subsidiary demonstration inventory equipment depreciation, with a corresponding overstatement of demonstration inventory equipment accumulated depreciation (international selling) expense associated with the Company's foreign subsidiaries.

The cumulative impact of this error as of December 31, 2003, including the related income tax effect, resulted in a $112,000 overstatement of demonstration inventory equipment accumulated deprecation reserve and a $112,000 overstatement of depreciation (international selling) expense. The income tax effects from the cumulative effect of this error had no impact on income tax expense and only impacted the related disclosure of net operating losses in carry forward and the related valuation allowances.

The Company has evaluated that the adjustments to the quarters other than the fourth quarter are immaterial and that the entire 2003 adjustment will be reflected as a correction to the fourth quarter of 2003 in the amount of $65,000 and that accordingly no restatement is necessary for the interim quarterly Form 10-Q filings. The Company has determined that there were no material impacts on the 2002 and 2001 Consolidated Statement of Operations.

The impacts of this restatement on the financial statements for the year ended December 31, 2003 are summarized below (in thousands, except per share information):


         Consolidated Balance Sheet:                             Previously                        As
                                                                  Reported       Adjustment     Restated
                                                               -------------    ------------  ------------
        For the year ended December 28, 2000
         Property, plant and equipment -net                         $2,190             $47      $2,237
         Total Assets                                               28,746              47      28,793
         Total Stockholder's Equity                                 18,039              47      18,086


         Consolidated Balance Sheet:                             Previously                        As
                                                                  Reported       Adjustment     Restated
                                                                -------------   ------------  -------------
         For the year ended December 31, 2001

         Property, plant and equipment -net                         $1,741             $47      $1,788
         Total Assets                                               20,340              47      20,387
         Total Stockholder's Equity                                 12,154              47      12,201


         Consolidated Balance Sheet:                             Previously                      As
                                                                  Reported       Adjustment     Restated
                                                                -------------   ------------  -------------
         For the year ended December 31, 2002

         Property, plant and equipment -net                         $1,508             $47      $1,555
         Total Assets                                               16,367              47      16,414
         Total Stockholder's Equity                                  9,285              47       9,332



         Consolidated Balance Sheet:                             Previously                        As
                                                                  Reported       Adjustment     Restated
                                                                -------------   ------------- -------------
         For the year ended December 31, 2003

         Property, plant and equipment -net                         $1,151            $112      $1,263
         Total Assets                                               17,988             112      18,100
         Total Stockholder's Equity                                 11,088             112      11,200



         Consolidated Statement of Operations:                   Previously                        As
                                                                  Reported       Adjustment     Restated
                                                                -------------   -------------  -------------
         For the year ended December 31, 2003


         Selling, general and administrative                        $7,780            ($65)     $7,715
         Total operating expenses                                   12,380             (65)     12,315
         Operating income (loss)                                     1,299              65       1,364
         Income (loss) before income taxes                           1,274              65       1,339
         Net Income (loss)                                           1,241              65       1,306
         Basic earnings (loss) per share                              0.16             .01        0.17
         Diluted earnings (loss) per share                            0.15             .01        0.16


         Consolidated Statement of Cash Flows:                   Previously                        As
                                                                  Reported       Adjustment     Restated
                                                                -------------   -------------  -------------
         For the year ended December 31, 2003

         Income (loss) from continuing operations                   $1,241             $65      $1,306
         Depreciation and amortization                                 749             (65)        684

NOTE 4 - MARKETABLE SECURITIES

The estimated fair value of marketable securities consisted of the following (in thousands):


                                                  Dec. 31,           Dec. 31,
                                                    2003               2002
                                               -------------     -------------
     Corporate bonds                                $754               $734
     Euro-dollar bonds                                 -                342
     Taxable auction securities                      500                  -
     Tax advantaged auction securities             1,100                  -
                                               -------------     -------------
                                                  $2,354             $1,076
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

NOTE 5  - ACCOUNTS RECEIVABLE

Receivables consist of the following (in thousands):


                                                Dec. 31,            Dec. 31,
                                                  2003                2002
                                             -------------       -------------
     Trade receivables                          $5,249              $4,436
     Other                                           7                  79
                                             -------------       -------------
               Total                             5,256               4,515
     Less allowance for doubtful receivables       202                 187
                                             -------------       -------------
               Net receivables                  $5,054              $4,328
                                             =============       =============

Trade receivables relate to sales of parts, for which credit is extended based on the customer's credit history. Other receivables represent amounts due for subcontracting work performed for others.

Changes in Data I/O's allowance for doubtful accounts are as follows (in thousands):


                                                Dec. 31,            Dec. 31,
                                                  2003                2002
                                             -------------      -------------
     Beginning balance                            $187                $372
               Bad debt expense (reversal)          43                (162)
               Accounts written-off                (28)                (37)
               Recoveries                            -                  14
                                            -------------       -------------
     Ending balance                               $202                $187
                                            =============       =============

NOTE 6 - INVENTORIES

Net inventories consisted of the following components (in thousands):


                                                Dec. 31,            Dec. 31,
                                                  2003                2002
                                             -------------      -------------
     Raw material                               $2,100               $2,308
     Work-in-process                             1,411                  875
     Finished goods                              1,096                1,293
                                             -------------      --------------
                                                $4,607               $4,476
                                             =============      ==============


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

NOTE 7 - SALE - LEASEBACK

In May 1997, Data I/O completed the sale of the land and building comprising our Redmond, Washington, corporate headquarters. The sale includes a 10-year leaseback of the building to Data I/O. The sale represented an overall pre-tax gain to Data I/O of $5.6 million. Of this amount, we recognized $2.3 million in 1997, with the remainder being amortized over the life of the lease.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):


                                                  Dec. 31,          Dec. 31,
                                                    2003              2002
                                                  Restated          Restated
                                               -------------     -------------
     Leasehold  improvements                     $   259            $   239
     Equipment                                    12,016             12,132
                                               -------------     -------------
                                                  12,275             12,371
     Less accumulated depreciation                11,012             10,816
                                               -------------     -------------
     Property, plant and equipment - net         $ 1,263            $ 1,555
                                               =============     =============


Total depreciation recorded for 2003, 2002, and 2001 was $602,000, $670,000, and $940,000, respectively.

NOTE 9 - OTHER ASSETS

Other assets consisted of the following components (in thousands):


                                                  Dec. 31,          Dec. 31,
                                                    2003              2002
                                               -------------     -------------
     Long-term lease deposits                     $   11             $   66
     Investment in product lines: SMS              3,272              3,272
                                               -------------     -------------
                                                   3,283              3,338
     Less accumulated amortization                 3,272              3,251
                                               -------------     -------------
     Other assets - net                           $   11             $   87
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

NOTE 10 - WARRANTY

The changes in Data I/O's product warranty liability are as follows (in thousands):

                                                                      December 31,         December 31,
                                                                         2003                 2002
                                                                 ------------------    -----------------
        Liability, beginning of year                                    $519                  $578
        Net expense, accrual revisions and warranty claims                44                   (59)
                                                                 ------------------    -----------------
        Liability, end of year                                          $563                  $519
                                                                 ==================    =================

NOTE 11 - AGGREGATE CONTRACTUAL OBLIGATIONS AND COMMITTMENTS

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

For the years ending December 31, (in thousands):

                                       Purchase                Operating
                                      obligations                leases
                                   ----------------         ----------------

          2004                          $1,386                   $1,440
          2005                              54                    1,413
          2006                               -                    1,257
          2007                               -                        1
          2008 and thereafter                -                        -
                                   ----------------         ----------------
          Total                         $1,440                   $4,111
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

NOTE 13- STOCK-BASED COMPENSATION

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
                       =================                                          ===============

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS

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

NOTE 15- INCOME TAXES

Data I/O accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Components of income (loss) before taxes:

                                                                                        Year Ended December
                                                                         ---------------------------------------------------
(in thousands)                                                          Restated 2003           2002              2001
                                                                        ---------------    ---------------   ----------------
     U.S. operations                                                           $698            ($3,506)          ($6,122)
     Foreign operations                                                         641                339               336
                                                                        ---------------    ---------------   ----------------
                                                                             $1,339            ($3,167)          ($5,786)
                                                                        ===============    ===============   ================

Income tax expense (benefit) consists of:
     Current tax expense (benefit):
         U.S. federal                                                          $  -              ($198)             ($11)
         State                                                                    -                  4                 6
         Foreign                                                                 33                (61)              223
                                                                        ---------------    ---------------   ----------------
                                                                                 33               (255)              218
     Deferred tax expense (benefit) - U.S. federal                                -                194                 6
                                                                        ---------------    ---------------   ----------------
            Total income tax expense (benefit)                                  $33               ($61)             $224
                                                                        ===============    ===============   ================

For federal income tax purposes, a deduction is received for stock option compensation gains.

A reconciliation of Data I/O's effective income tax rate and the U.S. federal tax rate is as follows:


                                                                                          Year Ended December
                                                                        -----------------------------------------------------
                                                                        Restated 2003           2002               2001
                                                                        ---------------    ---------------    ---------------
        Statutory rate                                                       34.0%              34.0%              34.0%
        State and foreign income tax, net of
            federal income tax benefit                                      (13.7)               1.3               (8.5)
         Valuation allowance for deferred tax assets                        (17.9)             (33.6)             (28.8)
         Other                                                                  -                0.2               (0.6)
                                                                        ---------------    ---------------    ---------------
                                                                              2.4%               1.9%               3.9%
                                                                        ===============    ===============    ===============

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below (in thousands):


                                                                             Dec. 31           Dec. 31
                                                                         Restated 2003      Restated 2002
                                                                        ---------------    ----------------
     Deferred income tax assets:
     Allowance for doubtful accounts                                    $       58         $       49
     Inventory and product return reserves                                   1,448              2,135
     Compensation accruals                                                     133                111
     Accrued liabilities                                                       675              1,037
     Book-over-tax depreciation and amortization                               735                802
     Foreign net operating loss carryforwards                                   30                  5
     U.S. net operating loss and credit carryforwards                        6,605              5,969
     Other, net                                                                 16                 16
                                                                        ---------------    ----------------
                                                                             9,700             10,124
     Valuation allowance                                                    (9,700)           (10,124)
                                                                        ---------------    ----------------
         Total deferred income tax assets                               $        -          $       -
                                                                        ===============    ================

The valuation allowance for deferred tax assets decreased $424,000 during the year ended December 31, 2003, due primarily to the 2003 net income that allowed the utilization of tax deferred assets reducing the valuation allowance. The valuation allowance for deferred tax assets increased $1,173,000 during the year ended December 31, 2002, due primarily to taxable losses and to credit carryforwards generated in 2002. The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding Data I/O's ability to utilize such assets in future years. Credit carryforwards consist primarily of research and experimental and alternative minimum tax credits. Net operating loss carryforwards expire in 2019 to 2023. Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE 16 - SEGMENT AND GEOGRAPHIC INFORMATION

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


                                                                                Year Ended December
                                                         ------------------------------------------------------------------
(in thousands)                                              Restated                Restated                  Restated
                                                              2003                    2002                      2001
                                                         ---------------          --------------           ----------------
    Net sales:
         U.S.                                                $7,263                   $8,347                   $9,526
         Europe                                              10,678                    7,662                    8,730
         Rest of World                                        6,746                    6,829                    8,570
                                                         ---------------          --------------           ----------------
                                                            $24,687                  $22,838                  $26,826
                                                         ===============          ==============           ================

    Operating income (loss):
         U.S.                                                 ($709)                 ($2,754)                 ($4,710)
         Europe                                               2,848                      772                   (1,437)
         Rest of World                                         (775)                    (953)                     237
                                                         ---------------          --------------           ----------------
                                                             $1,364                  ($2,935)                 ($5,910)
                                                         ===============          ==============           ================

    Identifiable assets:
         U.S.                                               $11,128                  $10,273                  $13,248
         Europe                                               3,949                    3,244                    4,068
         Rest of World                                        3,023                    2,897                    3,071
                                                         ---------------          --------------           ----------------
                                                            $18,100                  $16,414                  $20,387
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


(in thousands except per share data)                                           Year Ended December 2003
                                                           -----------------------------------------------------------------
For the quarters ended                                                                                           Restated
                                                              Mar 31          June 30          Sept 30            Dec 31
                                                           -------------    -------------    -------------     -------------
     Net sales                                                 $6,155           $5,578           $6,360            $6,594
     Gross margin                                               3,437            3,299            3,328             3,615
     Net income                                                   317              332              319               338
     Basic and diluted earnings per share (1)                   $0.04            $0.04            $0.04             $0.04


                                                                               Year Ended December 2002
(in thousands except per share data)
                                                           -----------------------------------------------------------------
For the quarters ended:                                       Mar 31          June 30          Sept 30            Dec 31
                                                           -------------    -------------    -------------     -------------

     Net sales                                                 $5,389           $4,797           $6,443            $6,209
     Gross margin                                               2,502            2,005            3,271             3,504
     Net income (loss)                                         (1,154)          (1,368)            (833)              251
     Basic and diluted earnings (loss) per share (1)           ($0.15)          ($0.18)          ($0.11)            $0.03


(1) The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

NOTE 18  - LONG-TERM DEBT

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

During the preparation of our 2004 year-end financial statements, Data I/O identified a calculation error that had resulted in the understatement of inter-company expense eliminations on foreign subsidiary demonstration inventory equipment depreciation, with a corresponding overstatement of demonstration inventory equipment accumulated depreciation. While Data I/O believes the impacts of this calculation error are not material to any previously issued financial statement, Data I/O determined that this calculation error was most appropriately corrected through restatement of previously issued financial statements.

Process changes have since been instituted to appropriately eliminate the inter-company foreign subsidiary demonstration inventory equipment depreciation amounts.

See Note 3 to the Consolidated Financial Statements for the impact of this restatement on previously issued financial statements.

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

(6) Form of Change in Control Agreements. See Exhibit 10.5.

(7) 1996 Director Fee Plan.  See Exhibit 10.6 and 10.17.

(8) Letter Agreement with Frederick R. Hume. See Exhibit 10.20.

(9) Amended and Restated 2000 Stock Compensation Incentive Plan.
    See Exhibit 10.21 and 10.23.

(a) List of Documents Filed as a Part of This Report:                   Page

    1) Index to Financial Statements:

       Report of Independent Registered Public Accounting Firm           23

       Report of Management                                              23

       Consolidated Balance Sheets as of December 31, 2003 and 2002      24

       Consolidated Statements of Operations for each of the three
       years ended December 31, 2003                                     25

       Consolidated Statements of Cash Flows for each of the three
       years ended December 31, 2003                                     26

       Consolidated Statement of Stockholders' Equity for each of
       the three years ended December 31, 2003                           27

       Notes to Consolidated Financial Statements                        28


  (2) Index to Financial Statement Schedules:

      Schedule II - Consolidated Valuation and Qualifying Accounts       48

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

          3.2 Data I/O's Bylaws as amended and restated as of October 2003 (Incorporated by reference to Exhibit 3.2 of Data I/O's 2003 Annual Report on Form 10-K filed March 31, 2003 (File No. 0-10394)).

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

         10.24 Amended and Restated 1982 Employee Stock Purchase Plan dated May 16, 2003 (Incorporated by reference to Data I/O's 2003 Proxy Statement dated March 31, 2003.)

         21.1   Subsidiaries of the Registrant                             49

         23.1   Consent of Independent Registered Public Accounting Firm   50

         31     Certification - Section 302:

         31.1   Chief Executive Officer Certification                      51
         31.2   Chief Financial Officer Certification                      52

         32     Certification - Section 906:

         32.1   Chief Executive Officer Certification                      53
         32.2   Chief Financial Officer Certification                      54

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


                                    DATA I/O CORPORATION
                                         (REGISTRANT)

DATED:   March 24, 2005             By: //S//Frederick R. Hume
                                        Frederick R. Hume
                                    President and Chief Executive Officer



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

By: //S//William R. Walker           Director
    William R. Walker

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

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated February 6, 2004 (March 5, 2005 as to the effects of the restatement described in Note 3), accompanying the consolidated financial statements and schedule included in the Annual Report of Data I/O Corporation on Form 10-K for the year ended December 31, 2003. We hereby consent to the incorporation by reference of said report in the Registration Statements of Data I/O Corporation on Form S-8 (File Nos. 33-95608, 33-54422, 333-55911,
33-02254,  33-03958,  333-48595  and  333-121861)  and on  Form  S-3  (File  No.
333-121566).

//s//GRANT THORNTON LLP

Seattle, Washington
March 24, 2005

Exhibit 31.1
Certification by Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Frederick R. Hume, certify that:
1) I have reviewed this annual report on Form 10-K/A of Data I/O Corporation;
2) Based upon my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4) The registrant's   other   certifying   officer  and I  are   responsible for
   establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and
   c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: March 24, 2005

/s/ Frederick R. Hume
Frederick R. Hume
Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2
Certification by Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Joel S. Hatlen, certify that:
1) I have reviewed this annual report on Form 10-K/A of Data I/O Corporation;
2) Based upon my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and
   c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
   a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: March 24, 2005

/s/ Joel S. Hatlen
Joel S. Hatlen
Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the "Company") on Form 10-K/A for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Frederick R. Hume
Frederick R. Hume
Chief Executive Officer
(Principal Executive Officer)
March 24, 2005

Exhibit 32.2

Certification by Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the "Company") on Form 10-K/A for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Joel S. Hatlen
Joel S. Hatlen
Chief Financial Officer
(Principal Financial Officer)
March 24, 2005