Form 10-K
period 2004-12-31
DATA I/O CORP
filed 2005-03-28
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
( X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended
December 31, 2004
                                       or

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

                Aggregate market value of voting and non-voting
                   Common Stock held by non-affiliates of the
                         registrant as of June 30, 2004

                                   $22,516,524


8,199,678 shares of Common Stock, no par value, outstanding as of March 21, 2005

                       DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the registrant's Proxy Statement relating
                      to its May 19, 2005 Annual Meeting of
                   Shareholders are incorporated into Part III
                       of this Annual Report on Form 10-K.

                              DATA I/O CORPORATION

                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 2004

                                      INDEX


Part I                                                                   Page

     Item 1.    Business                                                   3

     Item 2.    Properties                                                13

     Item 3.    Legal Proceedings                                         13

     Item 4.    Submission of Matters to a Vote of Security Holders       13


Part II

     Item 5.    Market for Registrant's Common Equity and Related
                Stockholder Matters                                       13

     Item 6.    Selected Financial Data                                   15

     Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       16

     Item 7A.   Quantitative and Qualitative Disclosure
                About Market Risk                                         22

     Item 8.    Financial Statements and Supplementary Data               23

     Item 9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure                    42

     Item 9A.   Controls and Procedures                                   42

     Item 9B.   Other Information                                         42

Part III

     Item 10.   Directors and Executive Officers of the Registrant        42

     Item 11.   Executive Compensation                                    42

     Item 12.   Security Ownership of Certain Beneficial Owners
                and Management and Related Stockholder Matters            42

     Item 13.   Certain Relationships and Related Transactions            43

     Item 14.   Accounting Fees                                           43

Part IV

     Item 15.   Exhibits, Financial Statement Schedules                   43


Signatures                                                                46

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

Helping customers manage their firmware supply chain. Much of the innovation and competitive advantage of today's electronic products comes from the software buried inside the product, which is commonly referred to as "firmware." Companies use firmware to differentiate their products from their competitors' products, constantly writing new code to add features. This allows them to build multiple models with identical hardware and many versions of firmware, all on one production line. Any improvement in production efficiency boosts the profitability of all products on that line. Many original equipment manufacturers ("OEMs") now outsource production to specialists in electronic manufacturing services ("EMS") to maximize the profit impact from highly efficient production. The challenges of managing the firmware supply chain remain, however, and can even increase with this additional interface. Our systems allow our customers - both OEM and EMS companies - to build products with the exact firmware features that consumers specify, virtually real-time with the latest software release. We help our customers eliminate inventory risks, delays, rework, and lost market opportunities while enabling them to better serve their customers.

Connected Strategy. Data I/O's connected strategy leverages network capable products to move the customer's intellectual property seamlessly and securely up and down the supply chain. Our connected strategy allows customers to connect engineering to manufacturing to end customers.

Business Restructuring. During 2004, we took restructuring related charges primarily related to severance and a small office closure. These actions were taken to lower production and operating costs to reduce the level of revenue required for our net income breakeven point, particularly in view of our reduced margins in the second quarter of 2004; the continued need to control costs in North America and Europe; and the need to build staff serving China and Eastern Europe.

At December 31, 2004, $86,000 remained as accrued but unpaid restructure charges, which will be paid in 2005.

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

Programmable devices represent an over $16 billion segment of the semiconductor industry according to several published industry reports, and have grown more rapidly than the semiconductor industry as a whole in recent years. Flash memory, NAND-Flash, and programmable micro-controllers are typical types of these devices. Programmable devices offer advantages to the electronic product designer allowing them to bring products to market more quickly and inexpensively than using fixed-function devices, and can offer the advantage of simpler rapid product upgrades. Programmable devices also offer attractive functionality to the user of the electronic product, such as storing personal information or customizing product functionality. As a result, use of programmable devices is growing rapidly in both high-volume consumer electronic products and more complex electronic systems.

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

Data I/O's line of programming systems includes a broad range of products, systems, modules, and accessories, which we group into two general categories: automated programming systems and non-automated programming systems. We provide automated programming systems in two categories: off-line and in-line (including In-system Programming). In addition, we provide device support and service on all of our products. Device support is a critical aspect of our business and consists of writing algorithms for devices and developing socket adapters to hold and connect to the device for programming.

During 2004, we announced our eDSS tool suite that enables customers, channels, and semiconductor partners to develop algorithms for our products. This tool lowers our cost of providing device support and reduces bottlenecks for our customers, thus improving their time to market with new products.

Two years ago, we launched an initiative to develop global device support factories around the world so we could provide our global accounts like Nokia, Motorola, and Siemens with device support 24 hours a day seven days a week. Our global device support factory in China became fully functional in the fourth quarter of 2004, providing algorithm and adapter development for our customers in Asia. We now have global device support factories in the US, Germany, China, and India.

Within the categories of automated and non-automated systems, Data I/O targets specific solutions at specific market segments. Data I/O optimizes the solution based on the customer's device, process and business needs. We believe that the market trend has been to move away from a relatively costly universal solution with very broad device support, and instead focus on optimized systems focused on a narrower range of devices (such as Flash devices), which provide customers with the economical programming solutions for high volumes of devices and lean processes. Our recent product introductions have focused on these growth markets and targeted their specific needs.

TaskLink(R) is our software platform that provides a common intuitive user interface and enhances the quality of the customer's programming process. As part of our core technology, TaskLink also supports Data I/O's connected strategy, allowing customers to connect engineering to manufacturing to end customers.

Automated Programming Systems

Data I/O provides our manufacturing and programming center customers with automated programming systems solutions that include robotic handlers, a variety of programmers, input and output media handling (such as tray stackers, tubes, loaders or taping), and marking solutions. Our ProLINE-RoadRunner(TM) is a unique in-line programming system with programming speed capability, which approaches the speed at which Flash devices can currently accept data. Many of our customers need to program Flash and microcontroller devices in large quantities and very quickly. ProLINE-RoadRunner mounts directly on the assembly machine in the production line (Siemens, Fuji, Universal, Panasonic and Assembleon machines) and delivers programmed parts from reels of blank devices to the production line in a just-in-time fashion. Our ProLINE-RoadRunner eliminates production bottlenecks associated with high-density Flash and microcontroller devices, allowing last minute firmware changes and eliminating programmed part inventories, ultimately streamlining and reducing the customer's production and process costs. ProLINE-RoadRunner enables customers to implement lean processes and is a key element in Data I/O's connected strategy, allowing customers and partners to more effectively manage their firmware supply chain. ProLINE-RoadRunner currently retails from $70,000 to $111,000, depending on programming capability. We continue to leverage our ProLINE-RoadRunner in our platform to reach a broader market, which during 2004 included a new version to support the Panasonic CM 402 Placement Machines often used by Asian handset manufacturers.

Data I/O's PS family of automated programming solutions offers highly flexible solutions for off-line batch programming. Data I/O can configure PS systems to support not only Flash devices, but also a wide variety of other devices, such as microcontrollers. These systems provide a number of marking, labeling, and input/output options. Most importantly, customers can make changeovers extremely fast. This feature allows the customer to rapidly respond to diverse demands with very little downtime. Customers can optimize the PS family systems for any job to maximize throughput and, when combined with fast changeover times and high reliability, provide the highest levels of output during a production shift. Our latest product, the PS588, integrates the same FlashCORE programmer we use in our PS288, PS300 FlashCORE, ProLINE-RoadRunner and FlashPAK(TM) and builds on our connected strategy and common architecture. The PS588 significantly improves throughput and lowers the cost per programmed part. For smaller memory, microcontroller and logic devices, our ProMaster systems offer a cost-effective, high-yield automated solution. Prices for our off-line systems range from $50,000 to $500,000, with an average configuration selling between $200,000-$300,000.

We introduced ImageWriter, our solution for in-systems programming of programmable microcontrollers serial memory, in the fourth quarter of 2004. The primary markets for ImageWriter are microcontroller applications in automotive electronics, industrial automation and consumer electronics. Pricing for the ImageWriter starts at $2,000 for the first unit.

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

Data I/O offers a range of high quality, universal single socket manual programming solutions through our UniSystem family of programming systems. Our UniSite and 3980 xpi programming systems offer the highest levels of signal integrity, which ensure the highest programming standards. Popular in military, aerospace, telecommunications and other mission critical applications, the systems range from $12,000 to $35,000.

For more cost constrained or higher volume applications, the Sprint family of products offers excellent value for the money and versatility. The Sprint Quad and Octal programming systems offer 4 and 8 socket universal programming configurations for higher volume applications. These two families of products range in price from under $1,000 to $16,000 for the multiple socket solutions.

Our newest programmer, the FlashPAK, leverages the high-speed proprietary FlashCORE programming technology in the ProLINE-RoadRunner system. We believe FlashPAK, priced at $7,000, is the world's fastest programming architecture, limited today only by the speed at which Flash devices can accept data. FlashPAK is another key element of Data I/O's connected strategy, providing OEMs and new product introduction facilities with a high performance Flash programming system that can be used to validate designs before moving down the firmware supply chain. For manufacturing applications, the FlashPAK, a high speed, multi-socket, small footprint desktop solution, provides manual programming operations with the highest level of flexibility at the lowest cost per part. Manufacturers that use manual programming because of lower labor costs in areas like Asia find FlashPAK an attractive solution.

Data I/O supports and completes our product offering with a full range of software and device update products and worldwide service and repair capability.

Customers

Data I/O sells our products to customers worldwide in a broad range of industries, including wireless handset manufacturers and other telecommunication companies, consumer electronics, computers, test and measurement, medical, transportation, military, aerospace, electronic contract manufacturing, programming centers, and semiconductors. Our principal customers include Motorola, Nokia, and Siemens. Our customers either design and/or manufacture electronic products that incorporate programmable devices or provide device programming services. During 2004, we sold products to over 1,700 customers throughout the world, and one customer, Siemens, accounted for 14.5% of our net sales and no others accounted for over 10%.

Programmable device consumption continues to grow as more and more electronic product manufacturers take advantage of the flexibility and cost effectiveness of programmable memory, microcontroller and logic devices. Electronic products today utilize programmable technology in one form or another, from microcontrolled home appliance devices to set top boxes and wireless devices, which use increasingly vast amounts of memory for Internet connectivity and new leading edge features. Therefore, our customers come from virtually all industries manufacturing electronic products, and include the consumer electronic products, cell phone, personal data assistants ("PDAs") and other wireless device manufacturers, home entertainment product sectors, aerospace and military applications, the personal computer ("PC") and the PC peripheral industry, automotive electronics and industrial automation and control.

Flash memory growth. The Flash memory customer segment is experiencing some of the most impressive growth of all programmable devices. As cell phones, PDAs, games consoles, set top boxes and other consumer devices become more capable, powerful and compact, the demand for Flash units and megabytes continues to grow.

Microcontroller growth. As the demand for smarter electronic devices increases, demand for greater numbers of microcontroller devices increases. Many household appliances today contain a microcontroller to control the critical functions of the product and provide new features. Examples of these appliances include toasters, refrigerators, garage door openers and even thermostats. This growth creates new market opportunities for us and we have added support for these devices in our FlashCORE architecture and our ImageWriter product. In addition, the number of microcontrollers in automotive electronic applications is growing rapidly, with some cars having as many as 80 or more microcontrollers that control functions from airbag and ABS systems to air conditioning, information centers and entertainment and communication systems. We are also targeting the automotive segment as a critical and growing target segment for our solutions.

Geographic Markets and Distribution

Data I/O markets and sells our products through a combination of direct sales, internal telesales, and indirect sales representatives and distributors. We continually evaluate our sales channels against our evolving markets and customers.

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives, and a direct telesales organization. Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by Data I/O. Sales of our semiconductor programming equipment products requiring installation by us that is other than perfunctory are recorded when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. We recognize revenue from other product sales at the time of shipment. We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period. Net sales in the United States for 2004, 2003 and 2002 were $5,434,000, $7,263,000, and
$8,347,000, respectively.

Foreign Sales

Foreign sales represented approximately 80%, 70%, and 63% of net sales of our programming systems in 2004, 2003 and 2002, respectively (see Note 16 of "Notes to Consolidated Financial Statements"). We make foreign sales through our wholly-owned  subsidiaries  in  Germany,  China and  Canada,  as well as through independent distributors and sales representatives located in 35 other countries. We record sales made through foreign subsidiaries requiring installation by Data I/O that is other than perfunctory when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. We recognize revenue from other product sales at the time of shipment. We record revenue from the sale of service and update contracts as deferred revenue and recognize it on a straight-line basis over the contractual period. Our independent foreign distributors purchase Data I/O products in U.S. Dollars for resale and we recognize the sale at the time of shipment to the distributor. As with U.S. sales representatives, sales made by international sales representatives are on an agency basis with shipments made directly to the customer by us. We recognize sales, denominated in U.S. Dollars, upon shipment, if installation is perfunctory or does not need to be performed by us, or when the equipment is installed at the end-user's site, if installation is more than perfunctory and is to be performed by us, or in the case where acceptance is required, upon acceptance.

Net foreign sales for 2004,  2003 and 2002 were  $21,876,000,  $17,424,000,  and
$14,491,000, respectively. We determine total foreign sales by the international geographic area into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives' customers. Foreign sales do not include transfers between Data I/O and our foreign subsidiaries. Export sales are subject to U.S. Department of Commerce regulations. We have not, however, experienced any difficulties to date as a result of these requirements.

Fluctuating exchange rates and other factors beyond our control, such as international monetary stability, tariff and trade policies, and U.S. and foreign tax and economic policies, affect the level and profitability of foreign sales. We cannot predict the effect of such factors on our business.

Competition

The competition in the programming systems market is highly fragmented with a large number of smaller organizations offering inexpensive solutions. We estimate that the total number of programming systems sold during 2004 has been approximately $110 million, with Data I/O capturing an estimated 20 to 25% of the global market. Over the last three years, we believe that Data I/O has gained market share versus our significant competitors.

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

Therefore, addressing customers' process needs is critical to increasing the opportunity for programming solutions beyond the current amount in this market niche. We estimate that customers are spending between $1 to $2 billion a year on programming memory, microcontroller and logic devices and much of this programming is achieved through the use of the customers' test equipment offered by companies like Agilent and Teradyne or homegrown solutions for specific markets like automotive. The main competitive solution in the programmable market is, therefore, the in-house solution, and the opportunity exists to substitute customers' solutions with more economical and more easily maintainable solutions to solve the problems, which traditional programmers do not address. Boundary scan tools also fall into this category, although still a very small market with a number of small companies participating who principally focus on test solutions. We expect that our new ImageWriter product will offer a competitive solution for the automotive electronics and industrial automation customers in this market.

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

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty, except for contracts calling for custom configuration. To date, such cancellations have not had a material effect on our sales volume. To meet customers' delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders. Most orders are scheduled for delivery within 1 to 60 days after receipt of the order. Our backlog of pending orders was approximately $1.5 million, $1.5 million, and $1.3 million as of December 31, 2004, 2003, and 2002, respectively. The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

Research and Development

Data I/O believes that continued investment in research and development is critical to our future success. We continue to develop new technologies and products and enhance existing products. Future growth is to a large extent dependent upon the timely development and introduction of new products, as well as the development of algorithms to support the latest programmable devices. We are currently focusing our research and development efforts on strategic growth markets, namely new programming technology and automated handling systems for the manufacturing environment, including support for NAND FLASH and for M-Systems DiskOnChip(R) technology, microcontroller support for FlashCORE, additional platforms and improvements for ProLINE-RoadRunner, enhancements for our ImageWriter in-system programming solution and eDSS. We continue to also focus on increasing our capacity and responsiveness for new device support requests from customers and programmable IC manufacturers by revising and enhancing our internal processes and tools. During this past year, our research and development resulted in these new products: PS 288, eDSS, PS 588, extensions of ProLINE-RoadRunner and ImageWriter.

During 2004, 2003, and 2002, we made expenditures for research and development of $5,056,000, $4,639,000, and $5,331,000, respectively, representing 18.5%,
18.8%, and 23.3% of net sales, respectively. Research and development costs are expensed as incurred.

Patents, Copyrights, Trademarks, and Licenses

Intellectual property rights applicable to various Data I/O products include patents, copyrights, trade secrets and trademarks. Data I/O also relies on patents, copyrights, trade secrets and trademarks to protect our intellectual property, as well as product development and marketing skill, to establish and protect our market position. We also grew our patent portfolio over the past few years as we developed strategic technologies like the ProLINE-RoadRunner and FlashCORE that are critical to our connected strategy.

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

Employees

As of December 31, 2004, we had 122 employees, of which 38 were located outside the U.S. We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand. Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry. None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable.

Environmental Compliance

Our facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment. Compliance with environmental laws has not had, nor is it expected to have, a material effect on our capital expenditures, financial position, results of operations or competitive position.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 21, 2005:

 Name                       Age         Position

 Frederick R. Hume           62         President and Chief Executive Officer

 Joel S. Hatlen              46         Vice President
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

o expenses and obtaining authorizations in setting up new operations or locations

Due to all of the foregoing factors, it is possible that in some future quarters, our operating results will be below expectations of analysts and investors.

Failure  to  adapt  to  technology   trends  in  our  industry  may  hinder  our
competitiveness and financial results.

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

Technological advances have reduced the barriers of entry into the programming systems market. We expect competition to increase from both established and emerging companies. If we fail to compete successfully against current and future sources of competition, our profitability and financial performance will be adversely impacted.

If our relationship with semiconductor manufacturers deteriorates, our business may be adversely affected.

We work  closely  with  most  semiconductor  manufacturers  to  ensure  that our programming systems comply with their requirements. In addition, many semiconductor manufacturers recommend our programming systems for use by users of their programmable devices. These working relationships enable us to keep our programming systems product lines up to date and provide end-users with broad and current programmable device support. Our business may be adversely affected if our relationships with semiconductor manufacturers deteriorate.

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

Data I/O has an internal sales force and also utilizes third-party representatives, and distributors. Therefore, the financial stability of these representatives and distributors is important. Highly skilled professional engineers use most of our products. To be effective, third-party distributors must possess significant technical, marketing and sales resources and must devote their resources to sales efforts, customer education, training and support. These required qualities limit the number of potential third-party distributors. Our business will suffer if we cannot attract and retain a sufficient number of qualified third-party distributors to market our products.

Our international operations may expose us to additional risks that may adversely affect our business.

International sales represented 80% of our net revenue for the fiscal year ended December 31, 2004 and 70% for the fiscal year ended December 31, 2003. We expect that international sales will continue to be a significant portion of our net revenue. International sales may fluctuate due to various factors, including:

o migration of manufacturing to low cost geographies

o unexpected changes in regulatory requirements

o tariffs and taxes

o difficulties in establishing, staffing and managing foreign operations

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

If we are unable to protect our intellectual property, we may not be able to compete effectively or operate profitably.

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

We may pursue business acquisitions that could impair our financial position and profitability.

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

We have employees located in the U.S., Germany, Canada and China. We also utilize independent contractors for specialty work, primarily in research and development and in our Brazilian operation, and utilize temporary workers to adjust capacity to fluctuating demand. Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry. None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable though no assurance can be made that this will be the case in the future. Refer to the section captioned "Recent Restructuring Activities" above.

Failure to comply with regulatory requirements may adversely affect our stock price and business.

We are subject to numerous governmental and stock exchange requirements as a public company, which we believe we are in compliance with. The Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (SEC) and the Public Company Oversight Accounting Board (PCOAB) have requirements that we may fail to meet by required deadlines or we may fall out of compliance with, such as the internal controls assessment, reporting and auditor attestation required under Sarbanes-Oxley Act of 2002 Section 404 for which we are relying on not being an accelerated filer. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. The compliance date for non-accelerated filers has been extended to the first fiscal year ending on or after July 15, 2006. This is a one-year extension from the previously established July 15, 2005 compliance date. Data I/O assumes the status of a non-accelerated filer based on the aggregate market value of the voting and non-voting shares held as of June 30, 2005. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. Our failure to meet regulatory requirements and exchange listing standards may result in actions such as the delisting of our stock impacting our stock's liquidity; SEC enforcement actions; and in securities claims and litigation.

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

Item 2. Properties

In May 1997, Data I/O completed the sale of the land and building comprising our Redmond, Washington corporate headquarters and it is currently leasing the 96,000 square foot building on a 10-year leaseback agreement with an option to renew the lease for an additional 10 years. This lease required base annual rental payments in 2004 of approximately $1,138,000. See Note 8 of "Notes to Consolidated Financial Statements." As part of our 1999 restructuring plan implementation, we vacated one floor of the leased Redmond facility (approximately 25,000 square feet) and sublet the majority of this space for a period of 28 months beginning January 1, 2000, at a rate of approximately $33,000 per month through April 2002. The sublease terminated in June 2002. We have not been successful in subleasing this space and believe the market for this space is currently quite limited. During the next two years, we expect to move and not to renew the lease.

In addition to the Redmond facility, approximately 15,000 square feet is leased at six foreign locations, including our Canadian sales and service office located in Mississauga, Ontario, German sales, service and engineering operations located in Munich, Germany, and three sales and service offices and an engineering location in China.

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

Item 4. Submission of Matters to a Vote of Shareholders

No matters were submitted for a vote of shareholders of Data I/O during the fourth quarter of the fiscal year ended December 31, 2004.

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

             Period                                  High          Low

2004         Fourth Quarter                          $3.85        $2.38
             Third Quarter                            2.97         1.92
             Second Quarter                           3.15         2.17
             First Quarter                            3.70         2.76

2003         Fourth Quarter                          $3.89        $2.78
             Third Quarter                            4.18         2.00
             Second Quarter                           2.30         0.94
             First Quarter                            1.27         0.75

The approximate number of shareholders of record as of March 21, 2005 was 710.

Except for a special cash dividend of $4.15 per share paid on March 8, 1989, Data I/O has not paid cash dividends on our Common Stock and does not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by Data I/O during the period ended December 31, 2004.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2004. See Notes 12 and 13 of "Notes to Consolidated Financial Statements."


                                    (a) Number of securities    (b) Weighted-average       (c) Number of securities remaining
                                     to be issued upon the       exercise price of          available for future issuance under
                                     exercise of outstanding     outstanding options,       equity compensation plans (excluding
                                     options, warrants and       warrants and rights        securities reflected in column (a))
                                     rights
                                    --------------------------  -------------------------  -------------------------------------
Equity compensation plans
approved by the security holders (1)(3)      1,459,779                  $2.25                            754,352

Equity   compensation   plans  not
approved by the  security  holders (2)         10,000                   $5.19                               0

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


                                                                                        Year Ended
-------------------------------------------------------------------------------------------------------------------------------
                                                                Dec. 31,      Dec. 31,      Dec. 31,    Dec. 31,      Dec. 28,
(in thousands, except employee and per share data)                2004          2003          2002       2001(4)       2000
-------------------------------------------------------------------------------------------------------------------------------
For The Year:
     Net sales                                                   $27,310       $24,687       $22,838      $26,826      $42,909
     Cost of goods sold                                           12,726        11,008        11,556       15,078       22,760
                                                             ------------------------------------------------------------------
     Gross margin                                                 14,584        13,679        11,282       11,748       20,149
     Research and development                                      5,057         4,639         5,331        6,740        8,716
     Selling, general and administrative                           9,036         7,715         8,254        9,707       10,600
     Net provision for business restructuring (2)                    562           (39)          632        1,211         (255)
                                                             ------------------------------------------------------------------
     Operating income (loss)                                         (71)        1,364        (2,935)      (5,910)       1,088
     Non-operating income (loss)                                     (35)          (25)         (232)         124          876
                                                             ------------------------------------------------------------------

     Income (loss) from continuing operations before income
        taxes and cumulative effect of accounting change            (106)        1,339        (3,167)      (5,786)       1,964
     Income tax (expense) benefit                                     14           (33)           61         (224)         (36)
                                                             ------------------------------------------------------------------
     Income (loss) from continuing operations, before
           cumulative effect of accounting                           (92)        1,306        (3,106)      (6,010)       1,928
     change
     Income from discontinued operations (1)                           -             -             -            -           90
     Cumulative effect of accounting change (3)                        -             -             -            -       (2,531)
                                                             ------------------------------------------------------------------
     Net income (loss)                                              ($92)       $1,306       ($3,106)     ($6,010)       ($513)

At Year-end:
     Working capital                                             $10,250       $11,032        $9,125      $12,010      $16,792
     Total assets                                                 17,847       $18,100       $16,414      $20,387      $28,793
     Total debt                                                        -             -             -            -            -
     Stockholders' equity                                        $11,470       $11,200        $9,332      $12,201      $18,086
     Number of employees from continuing operations                  122           127           125          155          224
-------------------------------------------------------------------------------------------------------------------------------

Common Stock Data (3):
     Basic earnings per share:
        From continuing operations, after taxes, before
           cumulative effect of accounting change                 ($0.01)        $0.17        ($0.40)      ($0.79)       $0.26
        Net income (loss)                                         ($0.01)        $0.17        ($0.40)      ($0.79)      ($0.07)
     Diluted earnings per share:
          From continuing operations, after taxes, before
              cumulative effect of accounting change              ($0.01)        $0.16        ($0.40)      ($0.79)       $0.26
         Net income (loss)                                        ($0.01)        $0.16        ($0.40)      ($0.79)      ($0.07)
     Book value per share at year-end                              $1.42         $1.40         $1.20        $1.60        $2.41
     Shares outstanding at year-end                                8,065         7,976         7,768        7,614        7,495
     Weighted-average basic shares outstanding                     8,029         7,910         7,704        7,572        7,405
     Weighted-average diluted shares outstanding                   8,029         8,117         7,704        7,572        7,405
-------------------------------------------------------------------------------------------------------------------------------

Key Ratios:
     Current ratio                                                  2.8           2.9           2.6          2.9          2.9
     Gross margin to sales                                         53.4%         55.4%         49.4%        43.8%        47.0%
     Operating income (loss) to sales                               (.3%)         5.5%        (12.9%)      (22.0%)        2.5%
     Income (loss) from continuing operations to sales              (.3%)         5.3%        (13.6%)      (22.4%)        4.5%
     Return on average stockholders' equity                         (.8%)        12.7%        (28.8%)      (39.7%)       (2.8%)
-------------------------------------------------------------------------------------------------------------------------------

Footnotes:
(1)  Discontinued  operations relate to the divestitures of the Synario and Reel
     Tech Divisions that took place in 1997.
(2)  For  further  discussion,  see Note 4 of "Notes to  Consolidated  Financial
     Statements."
(3)  Adoption of Staff Accounting Bulletin No. 101, Revenue Recognition.
(4) In 2001, Data I/O converted to reporting on a calendar year-end basis. The first quarter of 2001 covered the period December 29, 2000 to March 31, 2001.

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

OVERVIEW

In 2004, our primary goal was to focus on managing the business to achieve profitable operations, while developing and enhancing products to drive revenue and earnings growth. Our challenge continues to be operating in the uncertain economic environment, while positioning Data I/O to take advantage of an anticipated recovery in capital spending. We experienced a fourth quarter 2004 decline in demand that we attribute to a seasonal slow down in capital spending. We expect that demand for programming capacity should improve, in part based on third party forecasted increased 2005 unit sales for the semiconductor industry, which should provide improved business opportunities for Data I/O.

We are continuing our efforts to balance increasing costs and strategic investments in our business with the level of demand in and mix of business we expect. We are focusing our research and development efforts in our strategic growth markets, namely new programming technology and automated programming systems for the manufacturing environment, particularly extending the capabilities and support for our FlashCORE architecture and the ProLINE-RoadRunner and PS families. During the third quarter of 2004, we obtained the rights to certain in-system programming ("ISP") technology. We are incorporating this ISP technology into our ImageWriter product, and will be required to pay a 4% royalty on product revenues associated with such technology until March 31, 2007. During the third quarter we had our first sale of our initial ISP product and formally launched the ImageWriter product in November. The related royalties were not a material amount in 2004. To better support our customers in their geographic areas and time zones, we have expanded device support operations in Germany and India and during the fourth quarter completed the set up of a new device support center in Shanghai, China.

Our customer focus has been on strategic high volume manufacturers and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts and break into new markets, such as microcontrollers for the automotive market. We are finalizing the operational set up for our new subsidiaries in China and Brazil. We expanded our China operations to take advantage of the growth of manufacturing in China and are establishing a service operation in Brazil. We also increased our efforts to recapture the Japanese market and are considering establishing a subsidiary in Japan. We continue our efforts to partner with the semiconductor manufacturers to better serve our mutual customers.

During 2004, Data I/O identified certain errors related to inter-company profit eliminations and determined that the cumulative adjustments required to correct these errors were most appropriately corrected through restatement of previously issued financial statements for the fiscal year ended December 31, 2003. The restated amounts are reflected on this annual report on Form 10-K for the fiscal year ended December 31, 2004. See Note 2 to the Consolidated Financial Statements for the impact of this restatement on previously issued financial statements.

BUSINESS RESTRUCTURING PROGRESS

During 2004, we took restructuring related charges of $562,000 primarily related to severance and a small office closure. These actions were taken to lower production and operating costs to reduce the level of revenue required for our net income breakeven point, particularly in view of our reduced margins in the second quarter of 2004; the continued need to control costs in North America and Europe; and the need to build staff serving China and Eastern Europe.

At December 31, 2004, $86,000 remained as accrued but unpaid restructure charges, which will be paid in 2005.

During 2003, we completed the restructuring that began during 2001, which included actions taken to reduce the level of revenue required for our net income breakeven point and realign Data I/O with our market opportunities. We required this operational repositioning because of the impact of the economic slowdown and the decline in capital spending across a high number of customer groups on general demand for programming equipment over the past few years. At the end of 2003, our quarterly level of revenue required for our net income breakeven point was at approximately $6.2 million in net sales with 127 employees worldwide. Our level of revenue required for our net income breakeven point increased in 2003, primarily due to cost increases resulting from the impact of the weaker dollar on foreign currency based costs and from personnel costs due to raises, incentive compensation and selective hiring of individuals with critical skills to help position us as the continuing technology leader in our market.

During 2002, we recorded restructuring charges of $632,000 in connection with our actions to reduce the level of revenue required for our quarterly net income breakeven point from approximately $7 million of net sales at the beginning of 2002 to approximately $5.7 million at the end of 2002. We achieved most of these reductions by reducing our personnel from 155 at the beginning of 2002 to 125 at the end of 2002.

During 2001, we recorded restructuring charges of $1,211,000 in connection with a number of strategic restructuring actions to reduce the level of revenue required for our net income breakeven point. This restructuring included the following: a reduction in our global workforce from 224 at the start of the year to 155 at the end of 2001; discontinuance or reallocation of numerous projects and activities not essential to our long-term goals; streamlining activities to decrease discretionary marketing, distribution and promotional expenses, consolidation of numerous functions across the organization to create a team, which was more productive and able to respond faster to global customer needs; and closure of a facility in Germany and moving our operations to other locations within Data I/O.

At December 31, 2003 all restructuring expenses associated with the activities detailed for 2002 and 2001 had been paid and the excess expense accrual of $39,000 was reversed during 2003.

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

Data I/O believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition: Sales of our semiconductor programming equipment products requiring installation by us that is other than perfunctory are recorded when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. Installation that is considered perfunctory includes any installation that can be performed by other parties, such as distributors, other vendors, or in most cases customers themselves. This takes into account the complexity, skill, and training needed as well as customer expectations regarding installation. The revenue related to these products is recognized at the time of shipment. We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period, which is typically one year. We establish a reserve for sales returns based on historical trends in product returns and estimates for new items. If the actual future returns differ from historical levels, our revenue could be adversely affected.

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

Inventory Provision: We base inventory purchases and commitments upon future demand forecasts and historic usage. If there is a significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, Data I/O may be required to increase our inventory provision adjustments and our gross margin could be adversely affected.

Warranty Accruals: Data I/O accrues for warranty costs based on the expected material and labor costs to fulfill our warranty obligations. If we experience an increase in warranty claims, which are higher than our historical experience, our gross margin could be adversely affected.

Tax Valuation Allowances: Given the uncertainty created by our loss history, Data I/O expects to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances. We expect, therefore, that reversals of the tax valuation allowance will take place for the next few years only as we are able to take advantage of the underlying tax loss or other attributes in carry forward. The transfer pricing and expense or cost sharing arrangements are complex areas where judgments, such as the determination of arms-length arrangements, can be subject to challenges by different tax jurisdictions.

Results of Continuing Operations

NET SALES

(in thousands)
Net sales by product line:                       2004             Change           2003           Change          2002
-----------------------------------------------------------------------------------------------------------------------------
Automated programming systems                  $17,116            23.0%          $13,920           23.1%        $11,306
Non-automated programming systems               10,194            (5.3%)          10,767           (6.6%)        11,532
                                           ------------------               -----------------               ---------------
Totals                                         $27,310            10.6%          $24,687            8.1%        $22,838
                                           ==================               =================               ===============

Net sales by location:
  United States                                 $5,434           (25.2%)          $7,263          (13.0%)        $8,347
      % of total                                 19.9%                             29.4%                          36.5%
  International                                $21,876            25.6%          $17,424           20.2%        $14,491
      % of total                                 80.1%                             70.6%                          63.5%
-----------------------------------------------------------------------------------------------------------------------------

2004 vs. 2003
Revenues increased 10.6% in 2004 over 2003. This increase results from our automated systems sales including growth in the ProLINE-RoadRunner, the PS family (including the PS 288 new in 2004) and the related automated systems aftermarket. Data I/O's non-automated systems continued a trend of declining sales in older products; however FlashPAK, our newer FlashCore based programmer, continued to show good growth with sales more than doubling in 2004.

International sales grew, particularly in Asia, while sales in the U.S. market continued to decline. The U.S. dollar continued to weaken in 2004, which we believe assisted our export sales, due to increased buying power of foreign currencies and the favorable effect of currency translation for sales denominated in foreign currency, and in particular the Euro, which accounted for $784,000 of the sales growth. We see a continuing trend in migration of customers moving manufacturing operations to low-cost geographies, thereby increasing international sales opportunities. The weakened U.S. dollar, especially compared to the Euro, is expected to continue to assist our export sales.

In 2004, we introduced the PS 588 and PS 288 FlashCORE automated programming systems, ImageWriter, our ISP solution, eDSS tool suite for devices support, and a version of our ProLINE-RoadRunner designed for Panasonic CM402 machines. We expect these products to increase our revenues; however, partially offsetting this expected increase is the continued trend of declining sales of our older non-automated product lines.

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

International sales grew, particularly in Europe, while sales in the U.S. market continued to decline. The U.S. dollar continued to weaken in 2003, which we believe assisted our export sales, due to increased buying power of foreign currencies and the favorable effect of currency translation for sales denominated in foreign currency, and in particular the Euro, which accounted for $1.3 million of the sales growth.

GROSS MARGIN

 (in thousands)                       2004             Change              2003              Change              2002
-----------------------------------------------------------------------------------------------------------------------------
Gross margin                        $14,584             6.6%             $13,679             21.2%             $11,282
 Percentage of net sales              53.4%                                55.4%                                 49.4%
-----------------------------------------------------------------------------------------------------------------------------

2004 vs. 2003
Gross margins increased in dollars but declined as a percentage of sales for 2004 compared to 2003. The increase in gross margin dollars was due primarily to the increase in revenue dollars. The decline in the gross margin as a percentage of sales reflects product mix shifts to those with higher material costs, as well as unfavorable average selling price variance of $465,000 and unfavorable manufacturing overhead variance of $260,000. The manufacturing overhead application variance resulted largely from decreasing our inventory level.

2003 vs. 2002
Gross margins increased in both dollars and as a percentage of sales for 2003 compared to 2002. The increase in gross margin dollars was due to both the increase in revenue dollars as well as the savings related to our restructuring actions. The restructuring efforts lowered our annual breakeven point for net income by implementing cost reductions. Also benefiting 2003 margins was the absence of inventory reserve charges amounting to $871,000 in 2002. The continued product mix shift towards higher margin automated systems aftermarket continued to be a favorable factor in 2003.

RESEARCH AND DEVELOPMENT

 (in thousands)                       2004             Change              2003              Change              2002
-----------------------------------------------------------------------------------------------------------------------------
 Research and development            $5,057             9.0%              $4,639            (13.0%)             $5,331
 Percentage of net sales              18.5%                                18.8%                                 23.3%
-----------------------------------------------------------------------------------------------------------------------------

2004 vs. 2003
Research and development ("R&D") spending for 2004 as compared to 2003 increased 9%, however, as a percentage of sales, R&D remained about 18%. The increase in spending relates primarily to new product initiatives. In particular, the ImageWriter, our new in system programming solution, and eDSS, a tool suite for device support, were launched in November of 2004. Data I/O's R&D focused on the FlashCORE architecture, expanding its capability to address newer technologies like NAND Flash support for M-Systems DiskOnChip technology as well as microcontroller device support. New products in the PS family of automated systems included the PS 288 FlashCORE, and, introduced in early 2005, the PS 588 FlashCORE. Also, we released a ProLINE-RoadRunner version for Panasonic CM402 machines. Finally, we completed our initiative to create "global device support factories" with the creation of our engineering operation in Shanghai, China, which joins our other locations in Redmond, Washington; Germany; and India.

2003 vs. 2002
Research and development ("R&D") spending for 2003 as compared to 2002 declined both in dollars and as a percentage of sales. This was again due to the restructuring actions, primarily personnel reductions and cost control efforts taken during 2002 and 2001. During 2003, Data I/O's R&D focused on the FlashCORE architecture, expanding its capability to address newer technologies like NAND Flash support for M-Systems DiskOnChip technology as well as microcontroller device support. New products in the PS family of automated systems included the PS 300 FlashCORE, the TF-30 Tray Feeder system and, introduced in early 2004, the PS 288 FlashCORE. Also, we released a ProLINE-RoadRunner version for Panasonic machines.

We believe it is essential to invest in R&D to significantly enhance our existing products and to create new products as markets develop and technologies change. We are focusing our R&D efforts in our strategic growth markets, namely new programming technology and automated programming systems for the manufacturing environment, particularly extending the capabilities and support for our FlashCORE and programmer architecture; new automated handling solutions; and enhancing our new ImageWriter.

SELLING, GENERAL AND ADMINISTRATIVE

 (in thousands)                                  2004           Change           2003           Change           2002
----------------------------------------------------------------------------------------------------------------------------
 Selling, general and administrative           $9,036           17.1%           $7,715          (6.5%)          $8,254
 Percentage of net sales                        33.1%                            31.3%                           36.1%
----------------------------------------------------------------------------------------------------------------------------

2004 vs. 2003
Selling, General and Administrative ("SG&A") expenses increased by $1,321,000 in 2004 versus the prior year due primarily to our strategic investments in China totaling $343,000 and the hiring of additional key personnel of $336,000, as well as the unfavorable currency translation impact of $160,000 from European based operating costs. In addition, we incurred higher commission costs of $281,000 based on the higher sales volume and a higher mix of representative sales than distributor sales and higher travel and entertainment costs of $184,000. Partially offsetting this was a reduction in bonus incentive compensation of $244,000 related to the 2004 net loss.

2003 vs. 2002
Selling, General and Administrative ("SG&A") expenses decreased by $539,000 in 2003 versus the prior year due primarily to the restructuring actions and reduced marketing expenses. Partially offsetting this decrease was our increased facility costs due to increased rent and loss of a sub-tenant; profit based bonuses of $273,000; and increased selling costs due to currency translation of $370,000 with the weaker US dollar and commissions.

INTEREST

 (in thousands)                                 2004           Change            2003           Change           2002
----------------------------------------------------------------------------------------------------------------------------
 Interest income                                $77            (31.3%)           $112             28.7%           $87
 Interest expense                              ($18)           (21.7%)           ($23)            27.8%          ($18)
----------------------------------------------------------------------------------------------------------------------------

2004 vs. 2003
Interest income for 2004 decreased as compared to 2003 primarily due to the decrease in marketable securities.

2003 vs. 2002
Interest income for 2003 increased as compared to 2002 primarily due to the increase in cash, cash equivalents and marketable securities.

INCOME TAXES

 (in thousands)                                 2004                             2003                            2002
----------------------------------------------------------------------------------------------------------------------------
 Income tax (expense) benefit                   $14                             ($33)                             $61
----------------------------------------------------------------------------------------------------------------------------

2004 vs. 2003 and 2003 vs. 2002 Income tax expense or benefit in all years relates to foreign income taxes. For financial reporting purposes, Data I/O established tax valuation reserves against our deferred tax assets because of the uncertainty relating to the realization of such asset values. We had valuation allowances of $9.8 million, $9.7 million, and $10.1 million at December 31, 2004, 2003, and 2002, respectively. Given the uncertainty created by our loss history, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary's local currency and translated into U.S. Dollar amounts at average rates of exchange during the year. We recognized foreign currency transaction losses of $101,000, $81,000 and $150,000 in 2004, 2003 and 2002, respectively.
The transaction losses resulted primarily from sales by our German subsidiary to our main customers, which were invoiced in US dollars. We hedge our foreign currency exposure on sales of inventory and certain loans to our foreign subsidiaries through the use of foreign exchange contracts. See Note 1 of "Notes to Consolidated Financial Statements."

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

 (in thousands)                                  2004           Change           2003           Change           2002
----------------------------------------------------------------------------------------------------------------------------
 Working capital                               $10,250          ($782)         $11,032          $1,907          $9,125
----------------------------------------------------------------------------------------------------------------------------

At December 31, 2004, Data I/O's principal sources of liquidity consisted of existing cash, cash equivalents and marketable securities. Our working capital decreased by $782,000 and our current ratio decreased from 2.9 in 2003 to 2.8 in 2004.

Our cash and cash equivalents increased by $1.2 million during 2004 primarily due to the increase of cash generated from operating activities of $2.0 million. The $2.0 million of cash generated from operations primarily included a $520,000 decrease in accounts receivable, a $500,000 decrease in inventory, $846,000 of demonstration equipment transferred to cost of goods sold, $953,000 of depreciation and amortization offset by a $958,000 decrease in accrued expenses. The decrease in accounts receivable primarily results from increased collection efforts during 2004 with a decrease in Days Sales Outstanding from 76 days in 2003 to 73 days in 2004. Data I/O has implemented lean processes and is outsourcing some manufacturing processes resulting in further reduced inventory levels. The decrease in accrued expenses reflected the lower fourth quarter sales and a loss for the period causing decreased incentive pay and lower tax related payable amounts.

We used $1.2 million of cash in investing activities during 2004 compared to $1.8 million during 2003. The decrease was driven by the level of investment in marketable securities and the level of cash available from net income. As Data I/O reported a net loss of $92,000 in 2004 compared to net income of $1.3 million in 2003, less cash was available for investment. The net marketable security balance decreased in total by $1.3 million. Investment activity also included $2.5 million in purchases of property, plant and equipment in 2004 compared to $490,000 in 2003. The purchases were primarily related to demonstration equipment, information technology equipment and computers, and our new subsidiary located in Shanghai. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements. We estimate that capital expenditures for property, plant and equipment during 2005 are planned to be approximately $1 million. Although we expect to make such expenditures, we had no significant outstanding purchase commitments at December 31, 2004. We are investigating the acquisition of a new information system during 2005 which is excluded from the capital spending estimate. These expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, Data I/O has required substantial working capital to fund our operations. Over the last few years, we restructured our operations to lower our costs and operating expenditures in geographic regions and to lower the level of revenue required for our net income breakeven point, to preserve our cash position and to focus on profitable operations. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least December 31, 2005. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

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

For the years ending December 31, (in thousands):

                                 Purchase                     Operating
                               obligations                      leases
                            -----------------              --------------

 2005                            $1,587                         $1,566
 2006                                 7                          1,456
 2007                                 -                            195
 2008                                 -                            144
 2009 and thereafter                  -                            156
                            -----------------              --------------
 Total                           $1,594                         $3,517
                            =================              ==============

SHARE REPURCHASE PROGRAM

Under a previously announced share repurchase program, Data I/O is authorized to repurchase up to 1,123,800 shares of our outstanding Common Stock. We may execute these purchases through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and we may commence or discontinue at any time. As of December 31, 2004, Data I/O has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. Data I/O has not repurchased shares under this plan since the second quarter of 1997, although it still has the authority to do so.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Issue's objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provision of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2007. The adoption of SFAS No. 151 is not expected to have a significant effect on the consolidated financial statements of Data I/O.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of Data I/O. See
Note 1 for the pro forma impact on net earnings (loss) and earnings (loss) per share from calculating stock-related compensation costs under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified. Also, past usage of option plans and stock purchase plans may not reflect our practices in future periods.

In December 2004, the FASB issued two FASB staff positions ("FSP): FSP FAS 109-1, "Application of FASB Statement No. 09, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004"; and FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the "Act) should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes." FSP FAS 109-2 provides enterprises more time (beyond the financial reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. The FSPs went into effect upon being issued and did not have a significant effect on the consolidated financial statements of Data I/O.

In March 2005, the Securities Exchange Commission announced that the compliance date for non-accelerated filers and foreign private issuers pursuant to Section 404 of the Sarbanes-Oxley Act has been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis and a foreign private issuer filing its annual report on Form 20-F or 40-F, must begin to comply with the requirements for the assessment and the reporting on internal control over financial reporting for its first fiscal year ending on or after July 15, 2006. This is a one-year extension from the previously established July 15, 2005 compliance date. Data I/O expects that it will continue to be a delayed filer and that it will, therefore, be required to comply with Section 404 of the Sarbanes-Oxley Act as of December 31, 2006.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

With respect to our foreign currency exchange rate risk, we currently use only foreign currency hedge derivative instruments, which, at a given date, are not material. However, Data I/O is exposed to interest rate risks. We generally invest in high-grade commercial paper with original maturity dates of twelve months or less and conservative money market funds to minimize our exposure to interest rate risk on our marketable securities, which are classified as available-for-sale as of December 31, 2004 and December 31, 2003. We believe that the market risk arising from holdings of these financial instruments is not material.

The table below provides information about our marketable securities, including principal cash flows and the related weighted average interest rates (in thousands):


                                                                   Estimated Fair                           Estimated Fair
                                                 Principal            Value at           Principal             Value at
                                                 Cash Flows         December 31,         Cash Flows          December 31,
                                                  For 2005              2004              For 2004               2003
                                               ---------------    -----------------    ---------------     -----------------
     Corporate bonds                                $ 787                $ 787              $ 754                 $ 754
                                                   1.559%                                  1.315%


     Taxable Auction Securities                       250                  250                500                   500
                                                   2.352%                                  1.136%

     Tax Advantaged Auction Security                    -                    -              1,100                 1,100
                                                                                           1.286%
                                               ---------------    -----------------    ---------------     -----------------
     Total portfolio value                        $ 1,037              $ 1,037            $ 2,354               $ 2,354

Item 8. Financial Statements and Supplementary Data

See pages 24 through 41.

--------------------------------------------------------------------------------

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

--------------------------------------------------------------------------------

To the Board of Directors and Stockholders,
Data I/O Corporation

We have audited the accompanying consolidated balance sheets of Data I/O Corporation as of December 31, 2004, and 2003 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Data I/O Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington
March 11, 2005

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

//S//Frederick R. Hume                         //S//Joel S. Hatlen

FREDERICK R. HUME                              JOEL S. HATLEN
President and Chief Executive Officer          Vice President
                                               Chief Financial Officer
                                               Secretary and Treasurer



                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

----------------------------------------------------------------------------------------------------------------------
                                                                                       2004                  2003
----------------------------------------------------------------------------------------------------------------------
(in thousands, except share data)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                        $ 5,534               $ 4,380
     Marketable securities                                                              1,037                 2,354
     Trade accounts receivable, net of allowance for
        doubtful accounts of $155 and $202                                              4,489                 5,054
     Inventories                                                                        4,139                 4,607
     Other current assets                                                                 652                   431
                                                                                   -------------         -------------
        TOTAL CURRENT ASSETS                                                           15,851                16,826

Property, plant and equipment - net                                                     1,970                 1,263
Other assets                                                                               26                    11
                                                                                   -------------        -------------
        TOTAL ASSETS                                                                  $17,847               $18,100
                                                                                   =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                  $1,688                $1,285
     Accrued compensation                                                                 991                 1,186
     Deferred revenue                                                                   1,706                 1,430
     Other accrued liabilities                                                          1,126                 1,543
     Accrued costs of business restructuring                                               86                     -
     Income taxes payable                                                                   4                   350
                                                                                   -------------         -------------
        TOTAL CURRENT LIABILITIES                                                       5,601                 5,794

Deferred gain on sale of property                                                         776                 1,106
                                                                                   -------------         -------------
                                                                                        6,377                 6,900

COMMITMENTS                                                                                 -                     -


STOCKHOLDERS' EQUITY
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                                        -                     -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 8,064,696
           and 7,976,296 shares                                                        19,001                18,797
     Retained deficit                                                                  (8,018)               (7,926)
     Accumulated other comprehensive  income                                              487                   329
                                                                                   -------------         -------------
        TOTAL STOCKHOLDERS' EQUITY                                                     11,470                11,200
                                                                                   -------------         -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $17,847               $18,100
                                                                                   =============         =============

See notes to consolidated financial statements.


                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                2004                2003               2002
------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)

Net sales                                                                       $27,310             $24,687            $22,838
Cost of goods sold                                                               12,726              11,008             11,556
                                                                             -----------         ------------       ------------
       Gross margin                                                              14,584              13,679             11,282
                                                                             -----------         ------------       ------------
Operating expenses:
      Research and development                                                    5,057               4,639              5,331
      Selling, general and administrative                                         9,036               7,715              8,254
      Net provision (reversal) for business restructuring                           562                 (39)               632
                                                                             -----------         ------------       ------------
         Total operating expenses                                                14,655              12,315             14,217
                                                                             -----------         ------------       ------------
         Operating income (loss)                                                    (71)              1,364             (2,935)

Non-operating income (expense):
      Interest income                                                                77                 112                 87
      Interest expense                                                              (18)                (23)               (18)
      Foreign currency exchange                                                     (94)               (114)              (301)
                                                                             -----------         ------------       ------------
         Total non-operating loss                                                   (35)                (25)              (232)
                                                                             -----------         ------------       ------------
Income (loss) before income taxes                                                  (106)              1,339             (3,167)
Income tax (expense) benefit                                                         14                 (33)                61
                                                                             -----------         ------------       ------------
Net income  (loss)                                                                 ($92)             $1,306            ($3,106)
                                                                             ===========         ============       ============

      Basic earnings (loss) per share                                            ($0.01)              $0.17             ($0.40)
      Diluted earnings (loss) per share                                          ($0.01)              $0.16             ($0.40)

Weighted-average basic shares                                                     8,029               7,910              7,704

Weighted-average diluted shares                                                   8,029               8,117              7,704

        See notes to consolidated financial statements


                              DATA I/O CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                 2004                2003              2002
---------------------------------------------------------------------------------------------------------------------------------
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss) from continuing operations                                     ($92)             $1,306            ($3,106)
     Adjustments to reconcile income (loss)
      to net cash provided by (used in) operating activities:
       Depreciation and amortization                                               953                 687              1,018
       Net loss on dispositions                                                      4                   -                 11
       Write-off of assets                                                           9                   -                  -
       Equipment transferred to cost of goods sold                                 846                 172                  -
       Amortization of deferred gain on sale                                      (330)               (330)              (330)
       Net change in:
          Trade accounts receivable                                                520                (764)             1,375
          Inventories                                                              501                (111)             1,888
          Recoverable income taxes                                                   -                   -                  1
          Other current assets                                                    (230)                 95                (25)
          Accrued cost of business restructuring                                    86                (204)               114
          Accounts payable and accrued liabilities                                (517)                609               (878)
          Deferred revenue                                                         279                (179)               (70)
                                                                            ----------------    ---------------    --------------
          Net cash provided by (used in) operating activities                    2,029               1,281                 (2)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                 (2,528)               (486)              (726)
     Purchase of software                                                          (30)                  -                  -
     Purchases of available-for-sale securities                                 (1,182)             (4,815)              (630)
     Proceeds from maturities of available-for-sale securities                   2,495               3,536              2,789
                                                                            ----------------    ---------------    --------------
       Cash provided by (used in) investing activities                          (1,245)             (1,765)             1,433

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                                          154                 119                130
     Proceeds from exercise of stock options                                        50                  40                  8
                                                                            ----------------    ---------------    --------------
       Cash provided by financing activities                                       204                 159                138
                                                                            ----------------    ---------------    --------------
Increase (decrease) in cash and cash equivalents                                   988                (325)             1,569

Effects of exchange rate changes on cash                                           166                 322                158
Cash and cash equivalents at beginning of year                                   4,380               4,383              2,656
                                                                            ----------------    ---------------    --------------
Cash and cash equivalents at end of year                                        $5,534              $4,380            $ 4,383
                                                                            ================    ===============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest                                                                      $18                 $23                $18
     Income taxes                                                                 ($14)                $33               ($61)

See notes to consolidated financial statements.


                              DATA I/O CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                          Accumulated
                                                                         Retained            Other                          Total
                                                Common Stock             Earnings        Comprehensive              Stockholders'
                                           ------------------------
                                             Shares        Amount        (Deficit)       Income (Loss)                     Equity
                                           -----------    ---------      ----------     -----------------     --------------------
(in thousands, except share data)

Balance at December 31, 2001                7,613,754      $18,500        ($6,126)                ($173)                  $12,201
Stock options exercised                         5,000            8                                                              8
Issuance of stock through
      Employee Stock Purchase Plan            148,876          130                                    -                       130
                                                                                -
Comprehensive loss:
      Net loss                                      -            -         (3,106)                    -                    (3,106)
      Translation adjustment                        -     -                                          99                        99
                                                                                -
                                                                                                              --------------------
Total comprehensive loss                                                                                                   (3,007)
                                           -----------    ---------      ----------     -----------------     --------------------
Balance at December 31, 2002                7,767,630       18,638         (9,232)                  (74)                    9,332

Stock options exercised                        14,189           40              -                     -                        40
Issuance of stock through
      Employee Stock Purchase Plan            194,477          119              -                     -                       119
Comprehensive income:
      Net income                                    -            -          1,306                     -                     1,306
      Translation adjustment                        -            -                                  405                       405
                                                                                -
      Unrealized gain on
            Marketable securities                                                                    (2)                       (2)
                                                                                                              --------------------
Total comprehensive income                                                                                                  1,709
                                           -----------    ---------      ----------     -----------------     --------------------
Balance at December 31, 2003                7,976,296       18,797         (7,926)                  329                    11,200
Stock options exercised                        27,179           50              -                     -                        50
Issuance of stock through
      Employee Stock Purchase Plan             61,221          154              -                     -                       154
Comprehensive loss:
      Net loss                                      -            -            (92)                    -                       (92)
      Translation adjustment                        -            -              -                   162                       162
      Unrealized gain on
           Marketable securities                    -            -              -                    (4)                       (4)

                                                                                                              --------------------
Total comprehensive loss                                                                                                       66
                                           -----------    ---------      ----------     -----------------     --------------------
Balance at December 31, 2004                8,064,696      $19,001        ($8,018)                 $487                   $11,470
                                           ===========    =========      ==========     =================     ====================

See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Data I/O Corporation ("Data I/O") designs, manufactures, and sells programming systems used by designers and manufacturers of electronic products. Our programming system products are used to program integrated circuits ("ICs" or "devices" or "semiconductors") with the specific unique data necessary for the ICs contained in various products, and are an important tool for the electronics industry experiencing growing use of programmable ICs. Customers for our programming system products are located around the world, primarily in the United States, Europe and the Far East. Our manufacturing operations are currently located in the United States. An outside supplier located in Germany currently manufactures our Sprint non-automated programming systems.

As a result of our significant product development, customer support, and selling and marketing efforts in a period of weak capital spending, Data I/O has required substantial working capital to fund our operations. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least December 31, 2005. Any substantial inability to achieve the current business plan could have a material adverse impact on our financial position, liquidity, or result of operations and may require us to reduce expenditures and/or seek additional financing.

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

Data I/O's pro forma information follows (in thousands, except per share data):

                                                                                  Year Ended December 31,
                                                                      -------------------------------------------------
                                                                           2004            2003             2002
                                                                      ---------------  --------------  ----------------
           Net income (loss) - as reported                                  ($92)         $1,306          ($3,106)

           Deduct:  Total stock-based employee compensation expense
           determined under fair value based method for awards
           granted, modified, or settled, net of related tax effects
                                                                            (372)           (338)            (392)
                                                                      ---------------  --------------  ----------------
           Net income (loss) - pro forma                                   ($464)           $968          ($3,498)
                                                                      ===============  ==============  ================

           Basic earnings (loss) per share - as reported                  ($0.01)          $0.17           ($0.40)
           Diluted earnings (loss) per share - as reported                ($0.01)          $0.16           ($0.40)
           Basic earnings (loss) per share - pro forma                    ($0.06)          $0.12           ($0.45)
           Diluted earnings (loss) per share - pro forma                  ($0.06)          $0.12           ($0.45)

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

In an effort to minimize the effect of exchange rate fluctuations on the results of our operations, Data I/O hedges portions of our foreign currency exposure through the use of forward exchange contracts, none of which are speculative. At December 31, 2004, we had a notional value of approximately $1,239,000 in six foreign exchange contracts outstanding, the fair value of which was a liability of $33,000. The contract terms are 30-90 days. The hedges are highly effective, as currency, settlement date and amount of the underlying receivables and of the forward contracts coincide, and as spot rates are the same for both the hedge and the hedged item.

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

Accounts Receivable

The majority of Data I/O's accounts receivable are due from companies in the electronics manufacturing industries. Credit is extended based on an evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are typically due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. Data I/O determines our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Data I/O's previous loss history, the customer's current ability to pay their obligation to Data I/O, and the condition of the general economy and the industry as a whole. Data I/O writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest is allowed to accrue, according to our standard sales terms, beginning on the day after the due date of the receivable. However, interest income is subsequently recognized on these accounts only to the extent cash is received, or when the future collection of interest and the receivable balance is considered probable by management.

Inventories

Inventories are stated at the lower of cost or market with cost being the currently adjusted standard cost, which approximates cost on a first-in, first-out basis. We evaluate the need for inventory reserves associated with obsolete, slow-moving, excess and non-salable inventory by reviewing current transactions and forecasted product demand. We evaluate our inventories on an item by item basis and establish reserves accordingly. See Note 7.

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

Long-lived and other assets are evaluated on an annual basis for impairment. Based on this evaluation, no impairment was noted for the years ended December 31, 2004, 2003, and 2002.

Revenue Recognition

Sales of Data I/O's semiconductor programming equipment products requiring installation by us that is other than perfunctory are recorded when installation is complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. Installation that is considered perfunctory includes any installation that can be performed by other parties, such as distributors, other vendors, or in most cases customers themselves. This takes into account the complexity, skill, and training needed as well as customer expectations regarding installation. The revenue related to these products is recognized at the time of shipment. We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period. Sales were recorded net of associated sales return reserves, which were $250,000, $300,000, and $450,000 at December 31, 2004, 2003 and 2002, respectively.

Data I/O's software products are not normally sold separately from sales of programming systems. However, on those occasions where we sell software separately, we recognize revenue when a sales agreement exists, when delivery has occurred, when the fee is fixed or determinable, and when collection is probable.

Research and Development

Research and development costs are expensed as incurred.

Advertising Expense

Data I/O expenses advertising costs as incurred. Total advertising expenses were $273,000, $248,000, and $468,000 in 2004, 2003, and 2002, respectively.

Warranty Expense

Data I/O records a liability for an estimate of costs that it expects to incur under our basic limited warranty when product revenue is recognized. Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. We periodically assess the adequacy of our warranty liability based on changes in these factors. Data I/O normally warrants our products against defects for periods ranging from ninety days to one year. The FlashPAK, which at introduction, carried a three-year warranty on some components. We provide currently for the estimated cost that may be incurred under our product warranties. Data I/O records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts. Service costs are expensed as incurred.

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

Earnings per share as presented on the statement of operations exclude employee stock options that were antidilutive of 1,439,488, and 1,141,412 in 2004 and 2002, respectively.

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

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All of our hedging instruments are fair value hedges. Generally, these contracts have maturities less than one year and require us to exchange foreign currencies for U.S. dollars at maturity. The fair value of the open hedge contracts as of December 31, 2004 is a liability of $33,000 and is included in accounts payable on the balance sheet.

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

New Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Issue's objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, we will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provision of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2007. The adoption of SFAS No. 151 is not expected to have a significant effect on the consolidated financial statements of Data I/O.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of Data I/O. See
Note 1 for the pro forma impact on net earnings (loss) and earnings (loss) per share from calculating stock-related compensation costs under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified. Also, past usage of options and stock purchase plans may not reflect our practices in future periods.

In December 2004, the FASB issued two FASB staff positions ("FSP): FSP FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004"; and FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the "Act) should be accounted for as a special deduction in accordance with SFAS No. 109, "Accounting for Income Taxes." FSP FAS 109-2 provides enterprises more time (beyond the financial reporting period during which the Act took effect) to evaluate the Act's impact on the enterprise's plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. The FSPs went into effect upon being issued and did not have a significant effect on the consolidated financial statements of Data I/O.

In March 2005, the Securities Exchange Commission announced that the compliance date for non-accelerated filers and foreign private issuers pursuant to Section 404 of the Sarbanes-Oxley Act has been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis and a foreign private issuer filing its annual report on Form 20-F or 40-F, must begin to comply with the requirements for the assessments and the reporting on internal control over financial reporting for its first fiscal year ending on or after July 15, 2006. This is a one-year extension from the previously established July 15, 2005 compliance date. Data I/O expects that it will continue to be a delayed filer and that it will, therefore, be required to comply with Section 404 of the Sarbanes-Oxley Act as of December 31, 2006.

NOTE 2 - RESTATEMENT

The annual report filed on Form 10K for the period ended December 31, 2003 has been restated as a result of inter-company expense elimination calculation errors identified in 2004. The elimination errors relate specifically to the inter-company depreciation expense eliminations associated with demonstration inventory equipment amounts and had occurred for a period of more than five years. The cumulative impact of this error as of December 31, 2003, including the related income tax effect, resulted in a $112,000 overstatement of demonstration inventory equipment accumulated depreciation reserve and a $112,000 overstatement of depreciation (international selling) expense. While
Data I/O believes the impacts of these elimination errors are not material to any previously issued financial statement, Data I/O determined that the cumulative adjustment required to correct these errors was material to record in 2004, and that the calculation errors were most appropriately corrected through restatement of previously issued financial statements for the fiscal years ended December 31, 2003.

NOTE 3 - CLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the presentation used in the current period.

NOTE 4 - PROVISION FOR BUSINESS RESTRUCTURING

During 2004, we took restructuring related charges of $563,000 primarily related to severance and a small office closure. These actions were taken to lower production and operating costs to reduce the level of revenue required for our net income breakeven point, particularly in view of our reduced margins in the second quarter of 2004; the continued need to control costs in North America and Europe; and the need to build staff serving China and Eastern Europe.

At December 31, 2004, $86,000 remained as accrued but unpaid restructure charges, which will be paid in 2005.

During 2003, we completed the restructuring that began during 2001, which included actions taken to reduce the level of revenue required for our net income breakeven point and realign Data I/O with our market opportunities. We required this operational repositioning because of the impact of the economic slowdown and the decline in capital spending across a high number of customer groups on general demand for programming equipment over the past few years. At the end of 2003, the level of revenue required for our net income breakeven point was at approximately $6.2 million in net sales with 127 employees worldwide. Our level of revenue required for our net income breakeven point increased in 2003, primarily due to cost increases resulting from the impact of the weaker dollar on foreign currency based costs and from personnel costs due to raises, incentive compensation and selective hiring of individuals with critical skills to help position us as the continuing technology leader in our market.

During 2002, we recorded restructuring charges of $632,000 in connection with our actions to reduce the level of revenue required for our quarterly net income breakeven point from approximately $7 million of net sales at the beginning of 2002 to approximately $5.7 million at the end of 2002. We achieved most of these reductions by reducing our personnel from 155 at the beginning of 2002 to 125 at the end of 2002.

During 2001, we recorded restructuring charges of $1,211,000 in connection with a number of strategic restructuring actions to reduce the level of revenue required for our net income breakeven point. This restructuring included the following: a reduction in our global workforce from 224 at the start of the year to 155 at the end of 2001; discontinuance or reallocation of numerous projects and activities not essential to our long-term goals; streamlining activities to decrease discretionary marketing, distribution and promotional expenses; consolidation of numerous functions across the organization to create a team, which was more productive and able to respond faster to global customer needs; and closure of a facility in Germany and moving our operations to other locations within Data I/O.

At December 31, 2003 all restructuring expenses associated with the activities detailed for 2002 and 2001 had been paid and the excess expense accrual of $39,000 was reversed during 2003.

An analysis of the restructuring is as follows (in thousands):

                               2003            2003          Reserve                            2004           Reserve
                             Expenses       Payments/      Balance at          2004          Payments/        Balance at
 Description                 (Reversals)    Write-offs    Dec. 31, 2003      Expenses        Write-offs     Dec. 31, 2004
 ---------------------------------------------------------------------------------------- ----------------- ---------------
 Downsizing U.S.
 Operations:
    Employee severance          $(21)         $148             $-              $310             $256             $54
    Redmond facility               -            10              -                10                8               2
    consolidation
    Consulting and legal         (18)            7              -                15               15               -
    expenses
    Downsizing foreign             -             -              -               227              196              30
    operations
                          ---------------- --------------- ---------------- --------------- ----------------- -------------
 Total                          ($39)         $165             $-              $562              $475             $86
                          ================ =============== ================ =============== ================= =============

NOTE 5 - MARKETABLE SECURITIES

The estimated fair value of marketable securities consisted of the following (in thousands):

                                            Dec. 31,           Dec. 31,
                                             2004               2003
                                         -------------      -------------

 Corporate bonds                             $787               $754
 Taxable auction securities                   250                500
 Tax advantaged auction securities              -              1,100
                                         -------------      -------------
                                           $1,037             $2,354
                                         =============      =============

At December 31, 2004, cost approximated market value for Data I/O's portfolio of marketable securities and there were no significant unrealized gains or losses. The marketable securities are all classified as current assets due to their maturity date or because of the available for sale holding intent, as in the case of corporate bonds having a maturity date in the second quarter of 2005. The cost of securities sold is determined by the specific identification method.

NOTE 6 - ACCOUNTS RECEIVABLE

Receivables consist of the following (in thousands):

                                                Dec. 31,          Dec. 31,
                                                 2004              2003
                                            ----------------  ----------------

 Trade receivables                              $4,644            $5,249
 Other                                               -                 7
                                            ----------------  ----------------
            Total                                4,644             5,256
 Less allowance for doubtful receivables           155               202
                                           -----------------  ----------------
            Net receivables                     $4,489            $5,054
                                           =================  ================

Trade receivables relate to sales to Data I/O customers, for which credit is extended based on the customer's credit history. Other receivables represent amounts due for subcontracting work performed for others.

Changes in Data I/O's allowance for doubtful accounts are as follows (in thousands):

                                               Dec. 31,           Dec. 31,
                                                2004               2003
                                           ----------------  -----------------

 Beginning balance                              $202               $187
            Bad debt expense (reversal)          (37)                43
            Accounts written-off                 (10)               (28)
            Recoveries                             -                  -
                                           ----------------  -----------------
             Ending balance                     $155               $202
                                           ================  =================

NOTE 7 - INVENTORIES

Net inventories consisted of the following components (in thousands):

                                               Dec. 31,          Dec. 31,
                                                2004              2003
                                           ------------------  ---------------

 Raw material                                 $2,381              $2,100
 Work-in-process                                 899               1,411
 Finished goods                                  859               1,096
                                          ------------------  ----------------
                                              $4,139              $4,607
                                          ==================  ================

Reserves for excess and obsolete inventory were $1,915,000 and $2,296,000 at December 31, 2004 and December 31, 2003, respectively. The $381,000 decline in the reserve related primarily to scrapping and disposal of the related inventory with a reversal of $80,000 in cost of goods sold related to items sold. Our inventory reserve addresses excess and obsolete inventories. The reserve is not part of a current lower of cost or market ("LOCOM") evaluation or provision as the company uses a standard costing system and any associated LOCOM write down would be permanently made to the item cost. Our reserve generally results in items being scrapped or disposed of for a small salvage value; however, some inventory does get eventually used and sold, in which case the reserve would be credited back to cost of goods sold. Freight expense for incoming raw materials and freight out for product shipments is charged to cost of goods sold.

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

NOTE 8 - SALE - LEASEBACK

In May 1997, Data I/O completed the sale of the land and building comprising our Redmond, Washington, corporate headquarters. The sale includes a 10-year leaseback of the building to Data I/O. The sale represented an overall pre-tax gain to Data I/O of $5.6 million. Of this amount, we recognized $2.3 million in 1997, with the remainder being amortized over the life of the lease.

NOTE 9 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following (in thousands):

                                               Dec. 31,          Dec. 31,
                                                2004              2003
                                            -------------     --------------

 Leasehold  improvements                     $   291            $   259
 Equipment                                    10,065             12,016
                                            -------------     --------------
                                              10,356             12,275
 Less accumulated depreciation                 8,386             11,012
                                           --------------     --------------
 Property, plant and equipment - net          $1,970            $ 1,263
                                           ==============     ==============

Total depreciation recorded for 2004, 2003, and 2002 was $922,000, $602,000, and $670,000, respectively.

NOTE 10 - OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

                                               Dec. 31,          Dec. 31,
                                                2004              2003
                                           --------------     --------------

 Product warranty liability                    $ 494              $563
 Sales return reserve                            250               299
 Other                                           382               681
                                           --------------    ---------------
 Other accrued liabilities                    $1,126            $1,543
                                           ==============    ===============

The changes in Data I/O's product warranty liability are as follows (in thousands):

                                               Dec. 31,          Dec. 31,
                                                2004              2003
                                           --------------     --------------

 Liability, beginning of year                  $563               $519
 Net expenses                                   896                913
 Warranty claims                               (896)              (913)
 Accrual revisions                              (69)                44
                                          ---------------    ---------------
 Liability, end of year                        $494               $563
                                          ===============    ===============

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

For the years ending December 31, (in thousands):

                                Purchase                     Operating
                               obligations                     leases
                             ---------------              --------------

 2005                            $1,587                        $1,566
 2006                                 7                         1,456
 2007                                 -                           195
 2008                                 -                           144
 2009 and thereafter                  -                           156
                             ---------------              --------------
 Total                           $1,594                        $3,517
                             ===============              ==============

Lease and rental expense before the deduction for the amortization of the deferred gain was $1,610,000, $1,476,000, and $1,387,000 in 2004, 2003, and
2002, respectively. Data I/O has renewal options on substantially all of our major leases. The initial lease on the Redmond facility expires on December 31, 2006. So long as we are not in material default of the terms of the lease and there has not been a material adverse change in the financial condition of Data I/O, we have the option to extend the lease for an additional five years on the same terms as the balance of the lease, except the rent shall be at the then-prevailing fair market rental rate. We will also have the right for a second five-year extension by giving written notice at least six months prior to the end of the first extension.

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

NOTE 12 - STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2004, there were 1,858,036 shares of Common Stock reserved for issuance of which 418,548 shares are available for future grant under Data I/O's employee stock option plans. Pursuant to these plans, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years. Certain options granted during 1998 and 1999 vest over two years. Options granted under the plans generally have a maximum term of six years from the date of grant, except for certain options granted in January 1999, which have a maximum term of ten years. On May 20, 2004, Data I/O's shareholders approved an amendment to the Data I/O Corporation 2000 Stock Incentive Compensation Plan increasing the number of shares reserved for issuance under the 2000 Plan by an additional 300,000 shares of Common Stock.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, eligible employees may purchase shares of Data I/O's Common Stock at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 2004, 2003 and 2002, a total of 61,221, 194,477, and 148,876 shares, respectively, were purchased under the plan at average prices of $2.52, $0.61, and $0.87 per share, respectively. At December 31, 2004, a total of 214,763 shares were reserved for future issuance.

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

Director Fee Plan

Data I/O has a Director Fee Plan, not currently in use, which had provided for payment to directors who are not employees of Data I/O Corporation by delivery of shares of Data I/O's Common Stock. No shares were issued from the plan for 2004, 2003, or 2002 board service and 151,332 shares remain available in the plan.

Retirement Savings Plan

Data I/O has a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer their pre-tax salary, subject to IRS limitations. In fiscal years 2004, 2003, and 2002, Data I/O contributed one dollar for each dollar contributed by a participant, with a maximum contribution of 4% of a participant's earnings. Data I/O's matching contribution expense for the savings plan was approximately $178,000, $161,000, and $173,000 in 2004, 2003, and 2002, respectively.

Share Repurchase Program

Under a previously announced share repurchase program, Data I/O is authorized to repurchase up to 1,123,800 shares of our outstanding Common Stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. In years prior to 2004, we have repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. We have not repurchased shares under this plan since the second quarter of 1997, although we still have the authority to do so.

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

                                      Employee Stock                   Employee Stock                       Director
                                         Options                        Purchase Plan                       Fee Plan
                              -------------------------------  --------------------------------  -------------------------------
                                2004       2003       2002       2004       2003       2002        2004       2003       2002
                              ---------  ---------  ---------  ---------  ---------  ----------  ---------  ---------  ---------
Risk-free interest rates       3.44%      2.21%      3.80%      1.15%      1.14%       1.66%       N/A        N/A        N/A
Volatility factors              1.03       1.03        .94       1.04        .97         .94       N/A        N/A        N/A
Expected life of the option     4.35       4.31       4.31        .50        .50         .50       N/A        N/A        N/A
     in years
Expected dividend yield         None       None       None       None       None       None        None       None       None

For purposes of pro forma disclosures, the estimated fair value of the options granted, which is estimated to be $2.15, $1.01 and $0.92 per share for 2004, 2003 and 2002, respectively, is amortized to expense over the options' vesting period.

A summary of Data I/O's stock option activity, and related information follows:

                                          December 31, 2004              December 31, 2003              December 31, 2002
                                     ----------------------------    --------------------------    -----------------------------
                                                      Weighted-                     Weighted-                       Weighted-
                                                       Average                       Average                         Average
                                                      Exercise                      Exercise                         Exercise
                                       Options          Price         Options         Price          Options          Price
                                    --------------- --------------  -------------  ------------   --------------- ---------------
Outstanding at beginning of year        1,326,805        $2.25                          $2.56        1,115,508         $2.89
                                                                     1,141,412
   Granted                                313,000         2.91         299,500           1.39          328,000          1.33
   Exercised                              (27,179)        1.64         (14,408)          2.40           (5,000)         1.33
   Expired or forfeited                  (173,138)        3.28         (99,699)          3.10         (297,096)         2.48
                                    ---------------                 -------------                 ---------------
Outstanding - end of year               1,439,488         2.27       1,326,805           2.25        1,141,412          2.56
                                    ===============                 =============                 ===============
Exercisable at end of year                907,533        $2.34         829,572          $2.52          705,477         $2.80

The following table summarizes information about stock options outstanding at December 31, 2004:

                                        Options Outstanding                              Options Exercisable
                       ------------------------------------------------------      ---------------------------------
                                            Weighted-
                                             Average           Weighted-                              Weighted-
                                            Remaining           Average                                Average
      Range of              Number         Contractual         Exercise               Number          Exercise
   Exercise Prices       Outstanding      Life in Years          Price             Exercisable          Price
                       ----------------- ----------------- ------------------     --------------- ------------------
    $1.00 - $1.25           238,562            4.14               $1.04              104,569             $1.08
    $1.33 - $1.61           201,484            3.33                1.33              123,933              1.33
    $1.75 - $2.45           467,619            1.40                2.06              437,619              2.07
    $2.60 - $3.26           344,828            5.31                2.94               54,417              2.97
    $3.47 - $5.16           186,995            1.60                4.17              186,995              4.17
                       -----------------                                          ---------------
    $1.00 - $5.19         1,439,488            3.09               $2.27              907,533             $2.34
                       =================                                          ===============

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Ending accumulated balances for each item in accumulated other comprehensive income are as follows:

(in thousands)                                    December 31,            December 31,
                                                     2004                    2003
                                               ------------------       ----------------
Unrealized currency gain                             $493                    $331
Unrealized loss on marketable securities               (6)                     (2)
                                               ------------------       ----------------
Total accumulated other comprehensive income         $487                    $329
                                               ==================       ================

NOTE 15- INCOME TAXES

Data I/O accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."
Components of income (loss) before taxes:

                                                                 Year Ended December 31,
                                                ----------------------------------------------------
(in thousands)                                       2004              2003               2002
                                                ---------------   ---------------   ----------------
U.S. operations                                      $329              $698             ($3,506)
Foreign operations                                   (435)              641                 339
                                                ---------------   ---------------   ----------------
                                                    ($106)           $1,339             ($3,167)
                                                ===============   ===============   ================

Income tax expense (benefit) consists of:
  Current tax expense (benefit):
    U.S. federal                                     $  -             $  -               ($198)
    State                                               -                -                   4
    Foreign                                           (14)               33                (61)
                                                ----------------  ---------------   ---------------
                                                      (14)               33               (255)
  Deferred tax expense (benefit)
    U.S. federal                                        -                 -                194
                                                ----------------  ---------------    ---------------
    Total income tax expense (benefit)               ($14)              $33               ($61)
                                                ===============   ===============    ===============

For federal income tax purposes, a deduction is received for stock option compensation gains associated with employee's stock option exercise from non-qualified stock options or disqualifying dispositions of stock options. The benefit of this deduction is recorded in equity as part of common stock.

A reconciliation of Data I/O's effective income tax rate and the U.S. federal tax rate is as follows:

                                                                 Year Ended December 31,
                                                 ----------------------------------------------------
                                                      2004               2003               2002
                                                 ---------------    ---------------   ---------------
  Statutory rate                                      34.0%              34.0%              34.0%
  State and foreign income tax, net of
    federal income tax benefit                        27.9              (13.7)               1.3
  Valuation allowance for deferred tax assets        (48.8)             (17.9)             (33.6)
  Other                                                  -                  -                0.2
                                                ---------------    ---------------    ---------------
                                                      13.1%               2.4%               1.9%
                                                ===============    ===============    ===============

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                                        Dec. 31,        Dec. 31,
                                                                          2004            2003
                                                                   ---------------  ----------------
Deferred income tax assets:
     Allowance for doubtful accounts                                   $    24          $   58
     Inventory and product return reserves                               1,143           1,448
     Compensation accruals                                                 155             133
     Accrued liabilities                                                   573             675
     Book-over-tax depreciation and amortization                           743             735
     Foreign net operating loss carryforwards                              194              30
     U.S. net operating loss and credit carryforwards                    6,969           6,605
     Other, net                                                              6              16
                                                                    ---------------  ----------------
                                                                         9,807           9,700
     Valuation allowance                                                (9,807)         (9,700)
                                                                    ---------------  ----------------
         Total deferred income tax assets                              $    -           $    -
                                                                    ===============  ================

The valuation allowance for deferred tax assets increased $107,000 during the year ended December 31, 2004, due primarily to the 2004 net operating losses generated that have been reserved for by increasing the valuation allowance. The valuation allowance for deferred tax assets decreased $424,000 during the year ended December 31, 2003, due primarily to the 2003 net income that allowed the utilization of tax deferred assets reducing the valuation allowance. The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding Data I/O's ability to utilize such assets in future years. Credit carryforwards consist primarily of research and experimental and alternative minimum tax credits. Net operating loss carryforwards expire in 2019 to 2023. Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE 16 - SEGMENT AND GEOGRAPHIC INFORMATION

In 2004 and 2003, one customer, Siemens, accounted for 14.5% and 18.0% of Data I/O's consolidated revenues, respectively, and no other customer accounted for more than 10%. No customer accounted for more than 10% of consolidated revenues in 2002. Major operations outside the U.S. include sales and service support subsidiaries in Germany, Canada and China.

We present geographic information of the continuing operations for the three years ended December 31, 2004 in the table that follows. Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. Export sales are subject to U.S. Department of Commerce regulations, and to the market conditions in the countries in which the products are sold. For purposes of the table below, the profit on the transfers between geographic areas has been shown in operating income in the geographic area where the final sale to non-affiliated customers took place. Certain general corporate expenses are charged to the U.S. segment. Identifiable assets are those assets that can be directly associated with a particular geographic area. All Company financial instruments, consisting of cash and marketable securities, are included in U.S. operations.


                                                                                Year Ended December
                                                         ------------------------------------------------------------------
    (in thousands)                                            2004                    2003                      2002
                                                         ---------------          --------------           ----------------
    Net sales:
         U.S.                                                $5,434                   $7,263                   $8,347
         Europe                                              11,156                   10,678                    7,662
         Rest of World                                       10,720                    6,746                    6,829
                                                         ---------------          --------------           ----------------
                                                            $27,310                  $24,687                  $22,838
                                                         ===============          ==============           ================
    Included in Europe and Rest of World are the
    following significant balances:
         Germany                                             $8,989                   $8,765                   $5,330
         China                                               $2,986                   $3,149                   $3,280

    Operating income (loss):
         U.S.                                               ($1,526)                   ($709)                 ($2,754)
         Europe                                               2,824                    2,848                      772
         Rest of World                                       (1,369)                    (775)                    (953)
                                                         ---------------          --------------           ----------------
                                                               ($71)                  $1,364                  ($2,935)
                                                         ===============          ==============           ================

    Identifiable assets:
         U.S.                                                $9,202                  $11,128                  $10,273
         Europe                                               4,577                    3,949                    3,244
         Rest of World                                        4,068                    3,023                    2,897
                                                         ---------------          --------------           ----------------
                                                            $17,847                  $18,100                  $16,414
                                                         ===============          ==============           ================

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth unaudited selected quarterly financial data for Data I/O for 2004 and 2003. Although our business is not seasonal, growth rates of sales and earnings have varied from quarter to quarter as a result of factors such as stocking orders from international distributors, the timing of new product introductions, business acquisitions and dispositions, business restructuring, and short-term industry and general U.S. and international economic conditions. Information as to any one or more quarters is, therefore, not necessarily indicative of trends in our business or profitability.


(in thousands except per share data)                                           Year Ended December 2004
                                                           -----------------------------------------------------------------
For the quarters ended                                        Mar 31          June 30          Sept 30            Dec 31
                                                           -------------    -------------    -------------     -------------
     Net sales(3)                                              $6,834           $6,896           $7,765            $5,815
     Gross margin                                               3,713            3,510            4,232             3,129
     Net income (loss) (2)                                        296              103               93              (584)
     Basic and diluted earnings per share (1)                   $0.04            $0.01            $0.01            ($0.07)


                                                                               Year Ended December 2003
(in thousands except per share data)
                                                           -----------------------------------------------------------------
For the quarters ended:                                       Mar 31          June 30          Sept 30            Dec 31
                                                           -------------    -------------    -------------     -------------

     Net sales                                                 $6,155           $5,578           $6,360            $6,594
     Gross margin                                               3,437            3,299            3,328             3,615
     Net income (loss) (2)                                        317              332              319               338
     Basic and diluted earnings (loss) per share (1)            $0.04            $0.04            $0.04             $0.04


(1) The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.
(2) The Company recorded restructure charges of $70,000, $432,000, and $60,400 in the second, third and fourth quarters, respectively, for charges associated primarily with severance related charges and a small office closure.
(3) The loss in the fourth quarter of 2004 was primarily related to the quarter's decline in sales to customers in the wireless market.

NOTE 18 - LONG-TERM DEBT

As of December 31, 2004 and December 31, 2003, Data I/O had no long-term debt outstanding. Data I/O established a foreign line of credit for 50,000 Euros in February 2002 that was renewed in January 2003 but not renewed in January 2004.

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

(b) Changes in internal controls.

There were no changes made in our internal controls during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting except as described below.

During the preparation of its 2004 year-end financial statements, Data I/O identified a calculation error that had resulted in the understatement of inter-company expense eliminations on foreign subsidiary demonstration inventory equipment depreciation, with a corresponding overstatement of demonstration inventory equipment accumulated depreciation. While Data I/O believes the impacts of this calculation error are not material to any previously issued financial statement, Data I/O determined that this calculation error was most appropriately corrected through restatement of previously issued financial statements. Data I/O has restated the annual report on Form 10-K for the fiscal year ended December 31, 2003 and has incorporated those changes on this annual report on Form 10-K for the fiscal year ended December 31, 2004.

Process   changes  have  been   instituted   to   appropriately   eliminate  the
inter-company foreign subsidiary demonstration inventory equipment depreciation amounts.

See Note 2 to the Consolidated Financial Statements for the impact of this restatement on previously issued financial statements.

Item 9B. Other Information

None.
                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the Registrant's directors is set forth under "Election of Directors" in Data I/O's Proxy Statement relating to Data I/O's annual meeting of shareholders to be held on May 19, 2005 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of Data I/O's year-end. Information regarding the Registrant's executive officers is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Registrant." Information regarding the Registrant's Equity Compensation Plan Information is set forth in Item 5 of Part II herein under the caption "Equity Compensation Plan Information."

Code of Ethics

We have adopted an updated Code of Ethics that applies to all directors, officers and employees of Data I/O, including the Chief Executive Officer and Chief Financial Officer. The key principles of the Code of Ethics are to act legally and with integrity in all work for Data I/O. The Code of Ethics is posted on the corporate governance page of our website at http://www.dataio.com/corporate/governance.asp. We will post any amendments to our Code of Ethics on our website. In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Ethics for our executive officers or directors, information concerning such waiver will also be posted on our website. In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of The Nasdaq Stock Market, Inc.

Item 11. Executive Compensation

Information called for by Part III, Item 11, is included in Data I/O's Proxy Statement relating to Data I/O's annual meeting of shareholders to be held on May 19, 2005 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." Such Proxy Statement will be filed within 120 days of Data I/O's year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in Data I/O's Proxy Statement relating to Data I/O's annual meeting of shareholders to be held on May 19, 2005 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Voting Securities and Principal Holders." Such Proxy Statement will be filed within 120 days of Data I/O's year-end.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Accounting Fees

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned "Principal Accountant's Fees and Services" in the Proxy Statement relating to Data I/O's annual meeting of shareholders to be held on May 19, 2005.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules

Executive Compensation Plans and Arrangements

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)  Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.18.

(2) Amended and Restated Retirement Plan and Trust Agreement. See Exhibit 10.2, 10.3, 10.4, 10.8, 10.11, 10.12, and 10.13.

(3)  Summary of Amended and Restated Management Incentive Compensation Plan. See
     Exhibit 10.9.

(4)  Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.

(5)  Amended and Restated 1986 Stock Option Plan.  See Exhibit 10.15.

(6)  Form of Change in Control Agreements.  See Exhibit 10.22 and 10.23.

(7)  1996 Director Fee Plan. See Exhibit 10.14.

(8)  Letter Agreement with Frederick R. Hume. See Exhibit 10.17.

(9)  Amended and Restated 2000 Stock Compensation Incentive Plan.
     See Exhibit 10.19.

(10) Form of option agreement. See Exhibit 10.21.

(11) Data I/O Corporation Tax Deferral Retirement Plan. See Exhibit 10.20.


(a) List of Documents Filed as a Part of This Report: Page

     (1) Index to Financial Statements:

           Report of Independent Registered Public Accounting Firm          24

           Report of Management                                             24

           Consolidated Balance Sheets as of December 31, 2004 and 2003     25

           Consolidated Statements of Operations for each of the three
           years ended December 31, 2004                                    26

           Consolidated Statements of Cash Flows for each of the three
           years ended December 31, 2004                                    27

           Consolidated Statement of Stockholders' Equity for each of
           the three years ended December 31, 2004                          28

           Notes to Consolidated Financial Statements                       29


      (2) Index to Financial Statement Schedules:

            Schedule II - Consolidated Valuation and Qualifying Accounts    47

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

               3.2 Data I/O's Bylaws as amended and restated as of October 2003 (Incorporated by reference to Data I/O's 2003 Annual Report on Form 10-K (File No. 0-10394)).

               3.3 Certification of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 1 of Data I/O's Registration Statement on Form 8-A filed March 13, 1998 (File No. 0-10394)).

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

               10.5 Purchase and Sale Agreement dated as of July 9, 1996 (Relating to the sale of Data I/O Corporation's headquarters property in Redmond, Washington consisting of approximately 79 acres of land and an approximately 96,000 square foot building. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.32 of Data I/O's 1996 Annual Report on Form 10-K (File No. 0-10394)).

               10.6 Letter dated as of December 20, 1996, First Amendment and extension of the Closing Date under that certain Purchase and Sale Agreement dated as of July 9, 1996. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.33 of Data I/O's 1996 Annual Report on Form 10-K (File No. 0-10394)).

               10.7 Letter dated as of February 17, 1997, Second Amendment and extension of the Closing Date under that certain Purchase and Sale Agreement dated as of July 9, 1996. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.34 of Data I/O's 1996 Annual Report on Form 10-K (File No. 0-10394)).

               10.8 Third Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.35 of Data I/O's 1996 Annual Report on Form 10-K (File No. 0-10394)).

               10.9 Amended and Restated Management Incentive Compensation Plan dated January 1, 1997 (Incorporated by reference to
                      Exhibit 10.25 of Data I/O's 1997 Annual Report on Form 10-K (File No. 0-10394)).

               10.10 Amended and Restated Performance Bonus Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.26 of Data I/O's 1997 Annual Report on Form 10-K (File No. 0-10394)).

               10.11 Fourth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.27 of Data I/O's 1997 Annual Report on Form 10-K (File No. 0-10394)).

               10.12 Fifth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.28 of Data I/O's 1997 Annual Report on Form 10-K (File No. 0-10394)).

               10.13 Sixth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.29 of Data I/O's 1997 Annual Report on Form 10-K (File No. 0-10394)).

               10.14 Amended and Restated Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.32 of Data I/O's 1997 Annual Report on Form 10-K (File No. 0-10394)).

               10.15 Amended and Restated 1986 Stock Option Plan dated May 12, 1998 (Incorporated by reference to Exhibit 10.37 of Data I/O's 1998 Annual Report on Form 10-K (File No. 0-10394)).

               10.16 Sublease dated December 22, 1999 between Data I/O Corporation and Imandi.com, Inc.

               10.17  Letter Agreement with Fred R. Hume dated January 29, 1999.

               10.18 Amended and Restated 1982 Employee Stock Purchase Plan dated May 16, 2003 (Incorporated by reference to Data I/O's 2003 Proxy Statement dated March 31, 2003.)

               10.19 Amended and Restated 2000 Stock Compensation Incentive Plan dated May 20, 2004 (Incorporated by reference to Data I/O's 2004 Proxy Statement dated April 12, 2004.)

               10.20  Data I/O Corporation Tax Deferral Retirement Plan,
                      as amended.                                           48

               10.21  Form of Option Agreement.                            137

               10.22  Change in Control Agreement with Fred R. Hume
                      dated April 22, 2004.                                138

               10.23  Change in Control Agreement with Joel S. Hatlen
                      dated April 22, 2004.                                145

               21.1   Subsidiaries of the Registrant                       152

               23.1   Consent of Independent Registered Public
                      Accounting Firm                                      153

          31   Certification - Section 302:

               31.1   Chief Executive Officer Certification                154
               31.2   Chief Financial Officer Certification                155

          32   Certification - Section 906:

               32.1   Chief Executive Officer Certification                156
               32.2   Chief Financial Officer Certification                157

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DATA I/O CORPORATION
                                              (REGISTRANT)

DATED:   March 25, 2005                   By: //S//Frederick R. Hume
                                              Frederick R. Hume
                                     President and Chief Executive Officer

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

By: //S//Steven M. Quist           Director
    Steven M. Quist

By: //S//William R. Walker         Director
    William R. Walker

                              DATA I/O CORPORATION

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                                 Charged/
                                                                (Credited)
                                              Balance at         to Costs                            Balance at
                                               Beginning            and          Deductions-           End of
                                               of Period         Expenses          Describe            Period
                                            ----------------  ----------------  ---------------  --------------------
(in thousands)
Year Ended December 31, 2002:
     Reserves and allowances
        deducted from asset accounts:
           Allowance for bad debts                $372             $(162)            ($23) (1)          $187
           Inventory reserves                   $2,469             $ 871             ($73) (2)        $3,267

Year Ended December 31, 2003 :
     Reserves and allowances
        deducted from asset accounts:
           Allowance for bad debts                $187               $71             ($56) (1)          $202
           Inventory reserves                   $3,267              ($96)           ($875) (2)        $2,296

Year Ended December 31, 2004:
     Reserves and allowances
        deducted from asset accounts:
           Allowance for bad debts                $202              $(37)            ($10) (1)          $155
           Inventory reserves                   $2,296              ($80)           ($301) (2)        $1,915


(1) Uncollectable accounts written off, net of recoveries. (2) Obsolete inventories disposed of.

Exhibit 10.20
Tax Deferral Retirement Plan, as amended





                                     METLIFE
                   DEFINED CONTRIBUTION PROTOTYPE PLAN & TRUST





















                           BASIC PLAN DOCUMENT NO. 03
                          APPROVAL DATE: JULY 28, 2003
















                  (C) 2002 METROPOLITAN LIFE INSURANCE COMPANY

                                TABLE OF CONTENTS

(C)  2002 Metropolitan Life Insurance Company

--------------------------------------------------------------------------------
                                    ARTICLE I
                                  DEFINITIONS
--------------------------------------------------------------------------------

1.1    ACP...............................................1
1.2    Act...............................................1
1.3    ADP...............................................1
1.4    Administrator.....................................1
1.5    Adoption Agreement................................1
1.6    Affiliated Employer...............................1
1.7    Anniversary Date..................................1
1.8    Annuity Starting Date.............................1
1.9    Beneficiary.......................................1
1.10   Code..............................................1
1.11   Compensation......................................1
1.12   Contract or Policy................................2
1.13   Designated Investment Alternative.................2
1.14   Directed Investment Option........................2
1.15   Early Retirement Date.............................2
1.16   Earned Income.....................................2
1.17   Elective Deferrals................................3
1.18   Eligible Employee.................................3
1.19   Employee..........................................3
1.20   Employer..........................................3
1.21   Excess Aggregate Contributions....................3
1.22   Excess Compensation...............................3
1.23   Excess Contributions..............................3
1.24   Excess Deferrals..................................4
1.25   Fiduciary.........................................4
1.26   Fiscal Year.......................................4
1.27   Forfeiture........................................4
1.28   Former Participant................................4
1.29   414(s) Compensation...............................4
1.30   415 Compensation..................................4
1.31   Highly Compensated Employee.......................4
1.32   Highly Compensated Participant....................5
1.33   Hour of Service...................................5
1.34   Insurer...........................................5
1.35   Investment Manager................................6
1.36   Joint and Survivor Annuity........................6
1.37   Key Employee......................................6
1.38   Late Retirement Date..............................6
1.39   Leased Employee...................................6
1.40   Limitation Year...................................6
1.41   Net Profit........................................7
1.42   Non-Elective Contribution.........................7
1.43   Non-Highly Compensated Participant................7
1.44   Non-Key Employee..................................7
1.45   Normal Retirement Age.............................7
1.46   Normal Retirement Date............................7
1.47   1-Year Break in Service...........................7
1.48   Owner-Employee....................................7
1.49   Participant.......................................7
1.50   Participant Directed Account......................7
1.51   Participant Direction Procedures..................7
1.52   Participant's Account.............................7
1.53   Participant's Combined Account....................7
1.54   Participant's Elective Deferral Account...........8
1.55   Participant's Rollover Account....................8
1.56   Participant's Transfer Account....................8
1.57   Period of Service.................................8
1.58   Period of Severance...............................8
1.59   Plan..............................................8
1.60   Plan Year.........................................8
1.61   Pre-Retirement Survivor Annuity...................8
1.62   Qualified Matching Contribution...................8
1.63   Qualified Matching Contribution Account...........8
1.64   Qualified Non-Elective Contribution...............8
1.65   Qualified Non-Elective Contribution Account.......8
1.66   Qualified Voluntary Employee Contribution Account.9
1.67   Regulation........................................9
1.68   Retired Participant...............................9
1.69   Retirement Date...................................9
1.70   Self-Employed Individual..........................9
1.71   Shareholder-Employee..............................9
1.72   Short Plan Year...................................9
1.73   Super Top Heavy Plan..............................9
1.74   Taxable Wage Base.................................9
1.75   Terminated Participant............................9
1.76   Top Heavy Plan....................................9
1.77   Top Heavy Plan Year...............................9
1.78   Top-Paid Group....................................9
1.79   Total and Permanent Disability ..................10
1.80   Trustee..........................................10
1.81   Trust Fund.......................................10
1.82   Valuation Date...................................10
1.83   Vested...........................................10
1.84   Voluntary Contribution Account...................10
1.85   Year of Service..................................10

--------------------------------------------------------------------------------
                                   ARTICLE II
                                 ADMINISTRATION
--------------------------------------------------------------------------------

2.1    POWERS AND RESPONSIBILITIES
       OF THE EMPLOYER..................................11
2.2    DESIGNATION OF ADMINISTRATIVE
        AUTHORITY.......................................11
2.3    ALLOCATION AND DELEGATION OF
        RESPONSIBILITIES................................11
2.4    POWERS AND DUTIES OF THE
        ADMINISTRATOR...................................11
2.5    RECORDS AND REPORTS..............................12
2.6    APPOINTMENT OF ADVISOERS.........................12
2.7    INFORMATION FROM EMPLOYER........................12
2.8    PAYMENT OF EXPENSES..............................12
2.9    MAJORITY ACTIONS.................................12
2.10   CLAIMS PROCEDURE.................................13
2.11   CLAIMS REVIEW PROCEDURE..........................13

--------------------------------------------------------------------------------
                                   ARTICLE III
                                   ELIGIBILITY
--------------------------------------------------------------------------------

3.1    CONDITIONS OF ELIGIBILITY........................13
3.2    EFFECITVE DATE OF PARTICIPATION..................13
3.3    DETERMINATION OF ELIGIBILITY.....................13
3.4    TERMINATION OF ELIGIBILITY.......................14
3.5    REHIRED EMPLOYEES AND
        BREAKS IN SERVICE...............................14
3.6    ELECTION NOT TO PARTICIPATE......................14
3.7    CONTROL OF ENTITIES BY
        OWNER-EMPLOYEE..................................14

--------------------------------------------------------------------------------
                                   ARTICLE IV
                          CONTRIBUTION AND ALLOCATION
--------------------------------------------------------------------------------

4.1    FORMULA FOR DETERMINING
        EMPLOYER'S CONTIBUTION..........................15
4.2    TIME OF PAYMENT OF EMPLOYER'S
        CONTRIBUTION....................................15
4.3    ALLOCATION OF CONTRIBUTION,
        FORFEITURES AND EARNINGS........................15
4.4    MAXIMUM ANNUAL ADDITIONS.........................19
4.5    ADJUSTMENT FOR EXCESSIVE
        ANNUAL ADDITIONS................................22
4.6    ROLLOVERS........................................23
4.7    PLAN-TO-PLAN TRANSFERS FROM
        QUALIFIED PLANS.................................24
4.8    VOLUNTARY EMPLOYEE
        CONTRIBUTIONS...................................24
4.9    QUALIFIED VOLUNTARY
        EMPLOYEE CONTRIBUTIONS..........................25
4.10   DIRECTED INVESTMENT ACCOUNT......................25
4.11   INTEGRATION IN MORE THAN
        ONE PLAN........................................26
4.12   QUALIFIED MILITARY SERVICE.......................26

--------------------------------------------------------------------------------
                                    ARTICLE V
                                   VALUATIONS
--------------------------------------------------------------------------------

5.1    VALUATION OF THE TRUST FUND......................26
5.2    METHOD OF VALUATION..............................26

--------------------------------------------------------------------------------
                                   ARTICLE VI
                   DETERMINATION AND DISTRIBUTION OF BENEFITS
--------------------------------------------------------------------------------

6.1    DETERMINATION OF BENEFITS
        UPON RETIREMENT.................................27
6.2    DETERMINATION OF BENEFITS
        UPON DEATH......................................27
6.3    DETERMINATION OF BENEFITS
        IN EVENT OF DISABILITY..........................28
6.4    DETERMINATION OF BENEFITS
        UPON TERMINATION................................28
6.5    DISTRIBUTION OF BENEFITS.........................29
6.6    DISTRIBUTION OF BENEFITS
        UPON DEATH......................................33
6.7    TIME OF DISTRIBUTION.............................35
6.8    DISTRIBUTION FOR MINOR OR
        INCOMPETENT BENEFICIARY.........................35
6.9    LOCATION OF PARTICIPANT
        OR BENFEFICIARY.................................36
6.10   IN-SERVICE DISTRIBUTION..........................36
6.11   ADVANCE DISTRIBUTION
        FOR HARDSHIP....................................36
6.12   SPECIAL RULE FOR CERTAIN
        PROFIT SHARING PLANS............................36
6.13   QUALIFIED DOMESTIC RELATIONS
        ORDER DISTRIBUTION..............................37
6.14   DIRECT ROLLOVERS.................................37
6.15   TRANSFER OF ASSETS FROM A
        MONEY PURCHASE PLAN.............................37
6.16   ELECTIVE TRANSFERS OF BENEFITS
        TO OTHER PLANS..................................38

--------------------------------------------------------------------------------
                                   ARTICLE VII
                             TRUSTEE AND CUSTODIAN
--------------------------------------------------------------------------------

7.1    BASIC RESPONSIBILITIES OF
        THE TRUSTEE.....................................38
7.2    INVESTMENT POWERS AND DUTIES
        OF DISCRETIONARY TRUSTEE........................39
7.3    INVESTMENT POWERS AND DUTIES OF
        NONDISCRETIONARY TRUSTEE........................41
7.4    POWERS AND DUTIES OF CUSTODIAN...................42
7.5    LIFE INSURANCE...................................42
7.6    LOANS TO PARTICIPANTS............................43
7.7    MAJORITY ACTIONS.................................44
7.8    TRUSTEE'S COMPENSATION AND
        EXPENSES AND TAXES..............................44
7.9    ANNUAL REPORT OF THE TRUSTEE.....................44
7.10   AUDIT............................................44
7.11   RESIGNATION, REMOVAL AND
        SUCCESSION OF TRUSTEE...........................44
7.12   TRANSFER OF INTEREST.............................45
7.13   TRUSTEE INDEMNIFICATION..........................45
7.14   EMPLOYER SECURITIES AND
        REAL PROPERTY...................................45

--------------------------------------------------------------------------------
                                  ARTICLE VIII
                       AMENDMENT, TERMINATION AND MERGERS
--------------------------------------------------------------------------------

8.1    AMENDMENT........................................45
8.2    TERMINATION......................................46

8.3    MERGER, CONSOLIDATION OR
        TRANSFER OF ASSETS..............................46

--------------------------------------------------------------------------------
                                   ARTICLE IX
                              TOP HEAVY PROVISIONS
--------------------------------------------------------------------------------

9.1    TOP HEAVY PLAN REQUIREMENTS......................46
9.2    DETERMINATION OF TOP HEAVY
        STATUS..........................................47

--------------------------------------------------------------------------------
                                    ARTICLE X
                                  MISCELLANEOUS
--------------------------------------------------------------------------------

10.1   EMPLOYER ADOPTIONS...............................48
10.2   PARTICIPANT'S RIGHTS.............................48
10.3   ALIENATION.......................................48
10.4   CONSTRUCTION OF PLAN.............................48
10.5   GENDER AND NUMBER................................48
10.6   LEGAL ACTION.....................................48
10.7   PROHIBITION AGAINST DIVERSION
         OF FUNDS.......................................49
10.8   EMPLOYER'S AND TRUSTEE'S
         PROTECTIVE CLAUSE..............................49
10.9   INSURER'S PROTECTIVE CLAUSE......................49
10.10  RECEIPT AND RELEASE
         FOR PAYMENTS...................................49
10.11  ACTION BY THE EMPLOYER...........................49
10.12  NAMED FIDUCIARIES AND
         ALLOCATION OF RESPONSIBILITY...................49
10.13  HEADINGS.........................................50
10.14  APPROVAL BY INTERNAL
         REVENUE SERVICE................................50
10.15  UNIFORMITY.......................................50
10.16  PAYMENT OF BENEFITS..............................50

--------------------------------------------------------------------------------
                                   ARTICLE XI
                             PARTICIPATING EMPLOYERS
--------------------------------------------------------------------------------

11.1   ELECTION TO BECOME A
         PARTICIPATING EMPLOYER.........................50
11.2   REQUIREMENTS OF PARTICIPATING
         EMPLOYERS......................................50
11.3   DESIGNATION OF AGENT.............................50
11.4   EMPLOYEE TRANSFERS...............................50
11.5   PARTICIPATING EMPLOYERS
         CONTRIBUTION AND FORFEITURES...................50
11.6   AMENDMENT........................................51
11.7   DISCONTINUANCE OF PARTICIPATION..................51
11.8   ADMINISTRATOR'S AUTHORITY........................51
11.9   PARTICIPATING EMPLOYER
         CONTRIBUTION FOR AFFILIATE.....................51

--------------------------------------------------------------------------------
                                   ARTICLE XII
                           CASH OR DEFERRED PROVISIONS
--------------------------------------------------------------------------------

12.1   FORMULA FOR DETERMINING
        EMPLOYER'S CONTRIBUTION........................ 51
12.2   PARTICIPANT'S SALARY REDUCTION
        ELECTION........................................52
12.3   ALLOCATION OF CONTRIBUTION,
        FORFEITURES AND EARNINGS........................53
12.4   ACTUAL DEFERRAL PERCENTAGE
        TESTS...........................................55
12.5   ADJUSTMENT TO ACTUAL DEFERRAL
        PERCENTAGE TESTS................................56
12.6   ACTUAL CONTRIBUTION
         PERCENTAGE TESTS...............................59
12.7   ADJUSTMENT TO ACTUAL
         CONTRIBUTION PERCENTAGE TESTS..................60
12.8   SAFE HARBOR PROVISIONS...........................63
12.9   ADVANCE DISTRIBUTION FOR
        HARDSHIP........................................64

--------------------------------------------------------------------------------
                                  ARTICLE XIII
                            SIMPLE 401(k) PROVISIONS
--------------------------------------------------------------------------------

13.1   SIMPLE 401(k) PROVISIONS.........................65
13.2   DEFINITIONS......................................65
13.3   CONTRIBUTIONS....................................66
13.4   ELECTION AND NOTICE
        REQUIREMENTS....................................66
13.5   VESTING REQUIREMENTS.............................66
13.6   TOP-HEAVY RULES..................................66
13.7   NONDISCRIMINATION TESTS..........................66

(C)  2002 Metropolitan Life Insurance Company

--------------------------------------------------------------------------------
                                   ARTICLE I
                                   DEFINITIONS
--------------------------------------------------------------------------------

As used in this Plan, the following words and phrases shall have the meanings set forth herein unless a different meaning is clearly required by the context:

1.1 "ACP" means the "Actual Contribution Percentage" determined pursuant to
Section 12.6(e).

1.2 "Act" means the Employee Retirement Income Security Act of 1974, as it may be amended from time to time.

1.3 "ADP" means the "Actual Deferral Percentage" determined pursuant to Section 12.4(e).

1.4 "Administrator" means the Employer unless another person or entity has been designated by the Employer pursuant to Section 2.2 to administer the Plan on behalf of the Employer.

1.5 "Adoption Agreement" means the separate agreement which is executed by the Employer and sets forth the elective provisions of this Plan and Trust as specified by the Employer.

1.6 "Affiliated Employer" means any corporation which is a member of a controlled group of corporations (as defined in Code Section 414(b)) which includes the Employer; any trade or business (whether or not incorporated) which is under common control (as defined in Code Section 414(c)) with the Employer; any organization (whether or not incorporated) which is a member of an affiliated service group (as defined in Code Section 414(m)) which includes the Employer; and any other entity required to be aggregated with the Employer pursuant to Regulations under Code Section 414(o).

1.7  "Anniversary Date" means the last day of the Plan Year.

1.8 "Annuity Starting Date" means, with respect to any Participant, the first day of the first period for which an amount is paid as an annuity, or, in the case of a benefit not payable in the form of an annuity, the first day on which all events have occurred which entitles the Participant to such benefit.

1.9 "Beneficiary" means the person (or entity) to whom all or a portion of a deceased Participant's interest in the Plan is payable, subject to the restrictions of Sections 6.2 and 6.6.

1.10 "Code" means the Internal Revenue Code of 1986, as amended.

1.11 "Compensation" with respect to any Participant means one of the following as elected in the Adoption Agreement:

     (a) Information required to be reported under Code Sections 6041, 6051 and 6052 (Wages, tips and other compensation as reported on Form W-2). Compensation means wages, within the meaning of Code Section 3401(a), and all other payments of compensation to an Employee by the Employer (in the course of the Employer's trade or business) for which the Employer is required to furnish the Employee a written statement under Code Sections 6041(d), 6051(a)(3) and 6052. Compensation must be determined without regard to any rules under Code Section 3401(a) that limit the remuneration included in wages based on the nature or location of the employment or the services performed (such as the exception for agricultural labor in Code Section 3401(a)(2)).

     (b) Code Section 3401(a) Wages. Compensation means an Employee's wages within the meaning of Code Section 3401(a) for the purposes of income tax withholding at the source but determined without regard to any rules that limit the remuneration included in wages based on the nature or location of the employment or the services performed (such as the exception for agricultural labor in Code Section 3401(a)(2)).

     (c) 415 Safe-Harbor Compensation. Compensation means wages, salaries, and fees for professional services and other amounts received (without regard to whether or not an amount is paid in cash) for personal services actually rendered in the course of employment with the Employer maintaining the Plan to the extent that the amounts are includible in gross income (including, but not limited to, commissions paid salespersons, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips, bonuses, fringe benefits, and reimbursements, or other expense allowances under a nonaccountable plan (as described in Regulation 1.62-2(c))), and excluding the following:

         (1) Employer contributions to a plan of deferred compensation which are not includible in the Employee's gross income for the taxable year in which contributed, or Employer contributions under a simplified employee pension plan to the extent such contributions are excludable from the Employee's gross income, or any distributions from a plan of deferred compensation;

         (2) Amounts realized from the exercise of a nonqualified stock option, or when restricted stock (or property) held by the Employee either becomes freely transferable or is no longer subject to a substantial risk of forfeiture;

         (3) Amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option; and

         (4) Other amounts which receive special tax benefits, or contributions made by the Employer (whether or not under a salary reduction agreement) towards the purchase of an annuity contract described in Code Section 403(b) (whether or not the contributions are actually excludable from the gross income of the Employee).

     However, Compensation for any Self-Employed Individual shall be equal to Earned Income. Compensation shall include only that Compensation which is actually paid to the Participant during the determination period. Except as otherwise provided in this Plan, the determination period shall be the period elected by the Employer in the Adoption Agreement. If the Employer makes no election, the determination period shall be the Plan Year.

     Notwithstanding the above, if elected in the Adoption Agreement, Compensation shall include all of the following types of elective contributions and all of the following types of deferred compensation:

     (a) Elective contributions that are made by the Employer on behalf of a Participant that are not includible in gross income under Code Sections 125, 402(e)(3), 402(h)(1)(B), 403(b), and for Plan Years beginning on or after January 1, 2001 (or as of a date, no earlier than January 1, 1998, as specified in an addendum to the Adoption Agreement), 132(f)(4);

     (b) Compensation deferred under an eligible deferred compensation plan within the meaning of Code Section 457(b); and

     (c) Employee contributions (under governmental plans) described in Code
         Section 414(h)(2) that are picked up by the employing unit and thus are treated as Employer contributions.

     For Plan Years beginning on or after January 1, 1989, and before January 1, 1994, the annual Compensation of each Participant taken into account for determining all benefits provided under the Plan for any Plan Year shall not exceed $200,000. This limitation shall be adjusted by the Secretary at the same time and in the same manner as under Code Section 415(d), except that the dollar increase in effect on January 1 of any calendar year is effective for Plan Years beginning in such calendar year and the first adjustment to the $200,000 limitation is effective on January 1, 1990.

     For Plan Years beginning on or after January 1, 1994, Compensation in excess of $150,000 (or such other amount provided in the Code) shall be disregarded for all purposes other than for purposes of salary deferral elections. Such amount shall be adjusted by the Commissioner for increases in the cost-of-living in accordance with Code Section 401(a)(17)(B). The cost-of-living adjustment in effect for a calendar year applies to any determination period beginning in such calendar year. If a determination period consists of fewer than twelve (12) months, the $150,000 annual Compensation limit will be multiplied by a fraction, the numerator of which is the number of months in the determination period, and the denominator of which is twelve (12).

     If Compensation for any prior determination period is taken into account in determining a Participant's allocations for the current Plan Year, the Compensation for such prior determination period is subject to the applicable annual Compensation limit in effect for that prior period. For this purpose, in determining allocations in Plan Years beginning on or after January 1, 1989, the annual compensation limit in effect for determination periods beginning before that date is $200,000. In addition, in determining allocations in Plan Years beginning on or after January 1, 1994, the annual Compensation limit in effect for determination periods beginning before that date is $150,000.

     Notwithstanding the foregoing, except as otherwise elected in a non-standardized Adoption Agreement, the family member aggregation rules of Code Sections 401(a)(17) and 414(q)(6) as in effect prior to the enactment of the Small Business Job Protection Act of 1996 shall not apply to this Plan effective with respect to Plan Years beginning after December 31, 1996.

     If, in the Adoption Agreement, the Employer elects to exclude a class of Employees from the Plan, then Compensation for any Employee who becomes eligible or ceases to be eligible to participate during a determination period shall only include Compensation while the Employee is an Eligible Employee.

     If, in connection with the adoption of any amendment, the definition of Compensation has been modified, then, except as otherwise provided herein, for Plan Years prior to the Plan Year which includes the adoption date of such amendment, Compensation means compensation determined pursuant to the terms of the Plan then in effect.

1.12 "Contract" or "Policy" means any life insurance policy, retirement income policy, or annuity contract (group or individual) issued by the Insurer. In the event of any conflict between the terms of this Plan and the terms of any contract purchased hereunder, the Plan provisions shall control.

1.13 "Designated Investment Alternative" means a specific investment identified by name by the Employer (or such other Fiduciary who has been given the authority to select investment options) as an available investment under the Plan to which Plan assets may be invested by the Trustee pursuant to the investment direction of a Participant.

1.14 "Directed Investment Option" means a Designated Investment Alternative and any other investment permitted by the Plan and the Participant Direction Procedures to which Plan assets may be invested pursuant to the investment direction of a Participant.

1.15 "Early Retirement Date" means the date specified in the Adoption Agreement on which a Participant or Former Participant has satisfied the requirements specified in the Adoption Agreement (Early Retirement Age). If elected in the Adoption Agreement, a Participant shall become fully Vested upon satisfying such requirements if the Participant is still employed at the Early Retirement Age.

     A Former Participant who separates from service after satisfying any service requirement but before satisfying the age requirement for Early Retirement Age and who thereafter reaches the age requirement contained herein shall be entitled to receive benefits under this Plan (other than any accelerated vesting and allocations of Employer Contributions) as though the requirements for Early Retirement Age had been satisfied.

1.16 "Earned Income" means the net earnings from self-employment in the trade or business with respect to which the Plan is established, for which the personal services of the individual are a material income-producing factor. Net earnings will be determined without regard to items not included in gross income and the deductions allocable to such items. Net earnings are reduced by contributions made by the Employer to a qualified plan to the extent deductible under Code Section 404. In addition, net earnings shall be determined with regard to the deduction allowed to the taxpayer by Code
     Section 164(f), for taxable years beginning after December 31, 1989.

1.17 "Elective Deferrals" means the Employer's contributions to the Plan that are made pursuant to a Participant's deferral election pursuant to Section 12.2, excluding any such amounts distributed as "excess annual additions" pursuant to Section 4.5. Elective Deferrals shall be subject to the requirements of Sections 12.2(b) and 12.2(c) and shall, except as otherwise provided herein, be required to satisfy the nondiscrimination requirements of Regulation 1.401(k)-1(b)(2), the provisions of which are specifically incorporated herein by reference.

1.18 "Eligible Employee" means any Eligible Employee as elected in the Adoption Agreement and as provided herein. With respect to a non-standardized Adoption Agreement, an individual shall not be an "Eligible Employee" if such individual is not reported on the payroll records of the Employer as a common law employee. In particular, it is expressly intended that individuals not treated as common law employees by the Employer on its payroll records are not "Eligible Employees" and are excluded from Plan participation even if a court or administrative agency determines that such individuals are common law employees and not independent contractors. Furthermore, with respect to a non-standardized Adoption Agreement, Employees of an Affiliated Employer will not be treated as "Eligible Employees" prior to the date the Affiliated Employer adopts the Plan as a Participating Employer.

     Except as otherwise provided in this paragraph, if the Employer does not elect in the Adoption Agreement to include Employees who became Employees as the result of a "Code Section 410(b)(6)(C) transaction," then such Employees will only be "Eligible Employees" after the expiration of the transition period beginning on the date of the transaction and ending on the last day of the first Plan Year beginning after the date of the transaction. A "Code Section 410(b)(6)(C) transaction" is an asset or stock acquisition, merger, or similar transaction involving a change in the Employer of the Employees of a trade or business that is subject to the special rules set forth in Code Section 410(b)(6)(C). However, regardless of any election made in the Adoption Agreement, if a separate entity becomes an Affiliate Employer as the result of a "Code Section 410(b)(6)(C) transaction," then Employees of such separate entity will not be treated as "Eligible Employees" prior to the date the entity adopts the Plan as a Participating Employer or, with respect to a standardized Adoption Agreement, if earlier, the expiration of the transition period set forth above.

     If, in the Adoption Agreement, the Employer elects to exclude union employees, then Employees whose employment is governed by a collective bargaining agreement between the Employer and "employee representatives" under which retirement benefits were the subject of good faith bargaining and if two percent (2%) or less of the Employees covered pursuant to that agreement are professionals as defined in Regulation 1.410(b)-9, shall not be eligible to participate in this Plan. For this purpose, the term "employee representatives" does not include any organization more than half of whose members are employees who are owners, officers, or executives of the Employer.

     If, in the Adoption Agreement, the Employer elects to exclude non-resident aliens, then Employees who are non-resident aliens (within the meaning of Code Section 7701(b)(1)(B)) who received no earned income (within the meaning of Code Section 911(d)(2)) from the Employer which constitutes income from sources within the United States (within the meaning of Code
     Section 861(a)(3)) shall not be eligible to participate in this Plan.

1.19 "Employee" means any person who is employed by the Employer. The term "Employee" shall also include any person who is an employee of an Affiliated Employer and any Leased Employee deemed to be an Employee as provided in Code Section 414(n) or (o).

1.20 "Employer" means the entity specified in the Adoption Agreement, any successor which shall maintain this Plan and any predecessor which has maintained this Plan. In addition, unless the context means otherwise, the term "Employer" shall include any Participating Employer (as defined in Section 11.1) which shall adopt this Plan.

1.21 "Excess Aggregate Contributions" means, with respect to any Plan Year, the excess of:

     (a) The aggregate "Contribution Percentage Amounts" (as defined in Section 12.6) actually made on behalf of Highly Compensated Participants for such Plan Year and taken into account in computing the numerator of the ACP, over

     (b) The maximum "Contribution Percentage Amounts" permitted by the ACP test in Section 12.6 (determined by reducing contributions made on behalf of Highly Compensated Participants in order of their "Contribution Percentages" beginning with the highest of such percentages).

     Such determination shall be made after first taking into account corrections of any Excess Deferrals pursuant to Section 12.2 and then taking into account adjustments of any Excess Contributions pursuant to
     Section 12.5.

1.22 "Excess Compensation" means, with respect to a Plan that is integrated with Social Security (permitted disparity), a Participant's Compensation which is in excess of the integration level elected in the Adoption Agreement.

     However, if Compensation is based on less than a twelve (12) month determination period, Excess Compensation shall be determined by reducing the integration level by a fraction, the numerator of which is the number of full months in the short period and the denominator of which is twelve
     (12).

1.23 "Excess Contributions" means, with respect to any Plan Year, the excess of:

     (a) The aggregate amount of Employer contributions actually made on behalf of Highly Compensated Participants for such Plan Year and taken into account in computing the numerator of the ADP, over

     (b) The maximum amount of such contributions permitted by the ADP test in
         Section 12.4 (determined by hypothetically reducing contributions made on behalf of Highly Compensated Participants in order of the actual deferral ratios, beginning with the highest of such ratios).

     In determining the amount of Excess Contributions to be distributed and/or recharacterized with respect to an affected Highly Compensated Participant as determined herein, such amount shall be reduced by any Excess Deferrals previously distributed to such affected Highly Compensated Participant for the Participant's taxable year ending with or within such Plan Year.

1.24 "Excess Deferrals" means, with respect to any taxable year of a Participant, those elective deferrals (within the meaning of Code Section 402(g)) that are includible in the Participant's gross income under Code
     Section 402(g) to the extent such Participant's elective deferrals for the taxable year exceed the dollar limitation under such Code Section. Excess Deferrals shall be treated as an "Annual Addition" pursuant to Section 4.4 when contributed to the Plan unless distributed to the affected Participant not later than the first April 15th following the close of the Participant's taxable year in which the Excess Deferral was made. Additionally, for purposes of Sections 4.3(f) and 9.2, Excess Deferrals shall continue to be treated as Employer contributions even if distributed pursuant to Section 12.2(e). However, Excess Deferrals of Non-Highly Compensated Participants are not taken into account for purposes of Section 12.4.

1.25 "Fiduciary" means any person who (a) exercises any discretionary authority or discretionary control respecting management of the Plan or exercises any authority or control respecting management or disposition of its assets,
     (b) renders investment advice for a fee or other compensation, direct or indirect, with respect to any monies or other property of the Plan or has any authority or responsibility to do so, or (c) has any discretionary authority or discretionary responsibility in the administration of the Plan.

1.26 "Fiscal Year" means the Employer's accounting year.

1.27 "Forfeiture" means, with respect to a Former Participant who has severed employment, that portion of the Participant's Account that is not Vested. Unless otherwise elected in the Adoption Agreement, Forfeitures occur pursuant to (a) below.

     (a) A Forfeiture will occur on the earlier of:

         (1) The last day of the Plan Year in which a Former Participant who has severed employment with the Employer incurs five (5) consecutive 1-Year Breaks in Service, or
         (2) The distribution of the entire Vested portion of the Participant's Account of a Former Participant who has severed employment with the Employer. For purposes of this provision, if the Former Participant has a Vested benefit of zero, then such Former Participant shall be deemed to have received a distribution of such Vested benefit as of the year in which the severance of employment occurs.

     (b) If elected in the Adoption Agreement, a Forfeiture will occur as of the last day of the Plan Year in which the Former Participant incurs five
         (5) 1-Year Breaks in Service.

     Regardless of the preceding provisions, if a Former Participant is eligible to share in the allocation of Employer contributions or Forfeitures in the year in which the Forfeiture would otherwise occur, then the Forfeiture will not occur until the end of the first Plan Year for which the Former Participant is not eligible to share in the allocation of Employer contributions or Forfeitures. Furthermore, the term "Forfeiture" shall also include amounts deemed to be Forfeitures pursuant to any other provision of this Plan.

1.28 "Former Participant" means a person who has been a Participant, but who has ceased to be a Participant for any reason.

1.29 "414(s) Compensation" means any definition of compensation that satisfies the nondiscrimination requirements of Code Section 414(s) and the Regulations thereunder. The period for determining 414(s) Compensation must be either the Plan Year or the calendar year ending with or within the Plan Year. An Employer may further limit the period taken into account to that part of the Plan Year or calendar year in which an Employee was a Participant in the component of the Plan being tested. The period used to determine 414(s) Compensation must be applied uniformly to all Participants for the Plan Year.

1.30 "415 Compensation" means, with respect to any Participant, such Participant's (a) Wages, tips and other compensation on Form W-2, (b)
     Section 3401(a) wages or (c) 415 safe-harbor compensation as elected in the Adoption Agreement for purposes of Compensation. 415 Compensation shall be based on the full Limitation Year regardless of when participation in the Plan commences. Furthermore, regardless of any election made in the Adoption Agreement, with respect to Limitation Years beginning after December 31, 1997, 415 Compensation shall include any elective deferral (as defined in Code Section 402(g)(3)) and any amount which is contributed or deferred by the Employer at the election of the Participant and which is not includible in the gross income of the Participant by reason of Code
     Section 125, 457, and, for Limitation Years beginning on or after January 1, 2001 (or as of a date, no earlier than January 1, 1998, as specified in an addendum to the Adoption Agreement), 132(f)(4). For Limitation Years beginning prior to January 1, 1998, 415 Compensation shall exclude such amounts.

     Except as otherwise provided herein, if, in connection with the adoption of any amendment, the definition of 415 Compensation has been modified, then for Plan Years prior to the Plan Year which includes the adoption date of such amendment, 415 Compensation means compensation determined pursuant to the terms of the Plan then in effect.

1.31 "Highly Compensated Employee" means, effective for Plan Years beginning after December 31, 1996, an Employee described in Code Section 414(q) and the Regulations thereunder, and generally means any Employee who:

     (a) was a "five percent (5%) owner" as defined in Section 1.37(c) at any time during the "determination year" or the "look-back year"; or

     (b) for the "look-back year" had 415 Compensation from the Employer in excess of $80,000 and, if elected in the Adoption Agreement, was in the Top-Paid Group for the "look-back year." The $80,000 amount is adjusted at the same time and in the same manner as under Code Section 415(d), except that the base period is the calendar quarter ending September 30, 1996.

     The "determination year" means the Plan Year for which testing is being performed and the "look-back year" means the immediately preceding twelve
     (12) month period. However, if the calendar year data election is made in the Adoption Agreement, for purposes of (b) above, the "look-back year" shall be the calendar year beginning within the twelve (12) month period immediately preceding the "determination year." Notwithstanding the preceding sentence, if the calendar year data election is effective with respect to a Plan Year beginning in 1997, then for such Plan Year the "look-back year" shall be the calendar year ending with or within the Plan Year for which testing is being performed, and the "determination year" shall be the period of time, if any, which extends beyond the "look-back year" and ends on the last day of the Plan Year for which testing is being performed.

     A highly compensated former employee is based on the rules applicable to determining highly compensated employee status as in effect for that "determination year," in accordance with Regulation 1.414(q)-1T, A-4 and IRS Notice 97-45 (or any superseding guidance).

     In determining whether an employee is a Highly Compensated Employee for a Plan Year beginning in 1997, the amendments to Code Section 414(q) stated above are treated as having been in effect for years beginning in 1996.

     For purposes of this Section, for Plan Years beginning prior to January 1, 1998, the determination of 415 Compensation shall be made by including amounts that would otherwise be excluded from a Participant's gross income by reason of the application of Code Sections 125, 402(e)(3), 402(h)(1)(B) and, for Plan Years beginning on or after January 1, 2001 (or as of a date, no earlier than January 1, 1998, as specified in an addendum to the Adoption Agreement), 132(f)(4), and, in the case of Employer contributions made pursuant to a salary reduction agreement, Code Section 403(b).

     In determining who is a Highly Compensated Employee, Employees who are non-resident aliens and who received no earned income (within the meaning of Code Section 911(d)) from the Employer constituting United States source income within the meaning of Code Section 861(a)(3) shall not be treated as Employees. Additionally, all Affiliated Employers shall be taken into account as a single employer and Leased Employees within the meaning of Code Sections 414(n)(2) and 414(o)(2) shall be considered Employees unless such Leased Employees are covered by a plan described in Code Section 414(n)(5) and are not covered in any qualified plan maintained by the Employer. The exclusion of Leased Employees for this purpose shall be applied on a uniform and consistent basis for all of the Employer's retirement plans.

1.32 "Highly Compensated Participant" means any Highly Compensated Employee who is eligible to participate in the component of the Plan being tested.

1.33 "Hour of Service" means (1) each hour for which an Employee is directly or indirectly compensated or entitled to compensation by the Employer for the performance of duties during the applicable computation period (these hours will be credited to the Employee for the computation period in which the duties are performed); (2) each hour for which an Employee is directly or indirectly compensated or entitled to compensation by the Employer (irrespective of whether the employment relationship has terminated) for reasons other than performance of duties (such as vacation, holidays, sickness, incapacity (including disability), jury duty, lay-off, military duty or leave of absence) during the applicable computation period (these hours will be calculated and credited pursuant to Department of Labor regulation 2530.200b-2 which is incorporated herein by reference); (3) each hour for which back pay is awarded or agreed to by the Employer without regard to mitigation of damages (these hours will be credited to the Employee for the computation period or periods to which the award or agreement pertains rather than the computation period in which the award, agreement or payment is made). The same Hours of Service shall not be credited both under (1) or (2), as the case may be, and under (3).

     Notwithstanding (2) above, (i) no more than 501 Hours of Service are required to be credited to an Employee on account of any single continuous period during which the Employee performs no duties (whether or not such period occurs in a single computation period); (ii) an hour for which an Employee is directly or indirectly paid, or entitled to payment, on account of a period during which no duties are performed is not required to be credited to the Employee if such payment is made or due under a plan maintained solely for the purpose of complying with applicable workers' compensation, or unemployment compensation or disability insurance laws; and (iii) Hours of Service are not required to be credited for a payment which solely reimburses an Employee for medical or medically related expenses incurred by the Employee. Furthermore, for purposes of (2) above, a payment shall be deemed to be made by or due from the Employer regardless of whether such payment is made by or due from the Employer directly, or indirectly through, among others, a trust fund, or insurer, to which the Employer contributes or pays premiums and regardless of whether contributions made or due to the trust fund, insurer, or other entity are for the benefit of particular Employees or are on behalf of a group of Employees in the aggregate.

     Hours of Service will be credited for employment with all Affiliated Employers and for any individual considered to be a Leased Employee pursuant to Code Section 414(n) or 414(o) and the Regulations thereunder. Furthermore, the provisions of Department of Labor regulations 2530.200b-2(b) and (c) are incorporated herein by reference.

     Hours of Service will be determined on the basis of the method elected in the Adoption Agreement.

1.34 "Insurer" means any legal reserve insurance company which has issued or shall issue one or more Contracts or Policies under the Plan.

1.35 "Investment Manager" means a Fiduciary as described in Act Section 3(38).

1.36 "Joint and Survivor Annuity" means an annuity for the life of a Participant with a survivor annuity for the life of the Participant's spouse which is not less than fifty percent (50%), nor more than one-hundred percent (100%) of the amount of the annuity payable during the joint lives of the Participant and the Participant's spouse which can be purchased with the Participant's Vested interest in the Plan reduced by any outstanding loan balances pursuant to Section 7.6.

1.37 "Key Employee" means an Employee as defined in Code Section 416(i) and the Regulations thereunder. Generally, any Employee or former Employee (as well as each of such Employee's or former Employee's Beneficiaries) is considered a Key Employee if, the individual at any time during the Plan Year that contains the "Determination Date" (as defined in Section 9.2(c)) or any of the preceding four (4) Plan Years, has been included in one of the following categories:

     (a) an officer of the Employer (as that term is defined within the meaning of the Regulations under Code Section 416) having annual 415 Compensation greater than fifty percent (50%) of the amount in effect under Code Section 415(b)(1)(A) for any such Plan Year;

     (b) one of the ten Employees having annual 415 Compensation from the Employer for a Plan Year greater than the dollar limitation in effect under Code Section 415(c)(1)(A) for the calendar year in which such Plan Year ends and owning (or considered as owning within the meaning of Code Section 318) both more than one-half percent (1/2%) interest and the largest interests in the Employer;

     (c) a "five percent (5%) owner" of the Employer. "Five percent (5%) owner" means any person who owns (or is considered as owning within the meaning of Code Section 318) more than five percent (5%) of the value of the outstanding stock of the Employer or stock possessing more than five percent (5%) of the total combined voting power of all stock of the Employer or, in the case of an unincorporated business, any person who owns more than five percent (5%) of the capital or profits interest in the Employer; and

     (d) a "one percent (1%) owner" of the Employer having annual 415 Compensation from the Employer of more than $150,000. "One percent (1%) owner" means any person who owns (or is considered as owning within the meaning of Code Section 318) more than one percent (1%) of the value of the outstanding stock of the Employer or stock possessing more than one percent (1%) of the total combined voting power of all stock of the Employer or, in the case of an unincorporated business, any person who owns more than one percent (1%) of the capital or profits interest in the Employer.

     In determining percentage ownership hereunder, employers that would otherwise be aggregated under Code Sections 414(b), (c), (m) and (o) shall be treated as separate employers. In determining whether an individual has 415 Compensation of more than $150,000, 415 Compensation from each employer required to be aggregated under Code Sections 414(b), (c), (m) and (o) shall be taken into account. Furthermore, for purposes of this Section, for Plan Years beginning prior to January 1, 1998, the determination of 415 Compensation shall be made by including amounts that would otherwise be excluded from a Participant's gross income by reason of the application of Code Sections 125, 402(e)(3), 402(h)(1)(B) and, for Plan Years beginning on or after January 1, 2001 (or as of a date, no earlier than January 1, 1998, as specified in an addendum to the Adoption Agreement), 132(f)(4), and, in the case of Employer contributions made pursuant to a salary reduction agreement, Code Section 403(b).

1.38 "Late Retirement Date" means the date of, or the first day of the month or the Anniversary Date coinciding with or next following, whichever corresponds to the election in the Adoption Agreement for the Normal Retirement Date, a Participant's actual retirement after having reached the Normal Retirement Date.

1.39 "Leased Employee" means, effective with respect to Plan Years beginning on or after January 1, 1997, any person (other than an Employee of the recipient Employer) who, pursuant to an agreement between the recipient Employer and any other person or entity ("leasing organization"), has performed services for the recipient (or for the recipient and related persons determined in accordance with Code Section 414(n)(6)) on a substantially full time basis for a period of at least one year, and such services are performed under primary direction or control by the recipient Employer. Contributions or benefits provided a Leased Employee by the leasing organization which are attributable to services performed for the recipient Employer shall be treated as provided by the recipient Employer. Furthermore, Compensation for a Leased Employee shall only include Compensation from the leasing organization that is attributable to services performed for the recipient Employer.

     A Leased Employee shall not be considered an employee of the recipient Employer if: (a) such employee is covered by a money purchase pension plan providing: (1) a nonintegrated employer contribution rate of at least ten percent (10%) of compensation, as defined in Code Section 415(c)(3), but for Plan Years beginning prior to January 1, 1998, including amounts contributed pursuant to a salary reduction agreement which are excludable from the employee's gross income under Code Sections 125, 402(e)(3), 402(h)(1)(B), 403(b), or for Plan Years beginning on or after January 1, 2001 (or as of a date, no earlier than January 1, 1998, as specified in an addendum to the Adoption Agreement), 132(f)(4), (2) immediate participation, and (3) full and immediate vesting; and (b) leased employees do not constitute more than twenty percent (20%) of the recipient Employer's nonhighly compensated workforce.

1.40 "Limitation Year" means the determination period used to determine Compensation. However, the Employer may elect a different Limitation Year in the Adoption Agreement or by adopting a written resolution to such effect. All qualified plans maintained by the Employer must use the same Limitation Year. Furthermore, unless there is a change to a new Limitation Year, the Limitation Year will be a twelve (12) consecutive month period. In the case of an initial Limitation Year, the Limitation Year will be the twelve (12) consecutive month period ending on the last day of the period specified in the Adoption Agreement (or written resolution). If the Limitation Year is amended to a different twelve (12) consecutive month period, the new "Limitation Year" must begin on a date within the "Limitation Year" in which the amendment is made.

1.41 "Net Profit" means, with respect to any Fiscal Year, the Employer's net income or profit for such Fiscal Year determined upon the basis of the Employer's books of account in accordance with generally accepted accounting principles, without any reduction for taxes based upon income, or for contributions made by the Employer to this Plan and any other qualified plan.

1.42 "Non-Elective Contribution" means the Employer's contributions to the Plan other than Elective Deferrals, any Qualified Non-Elective Contributions and any Qualified Matching Contributions. Employer matching contributions which are not Qualified Matching Contributions shall be considered a Non-Elective Contribution for purposes of the Plan.

1.43 "Non-Highly Compensated Participant" means any Participant who is not a Highly Compensated Employee. However, if pursuant to Sections 12.4 or 12.6 the prior year testing method is used to calculate the ADP or the ACP, a Non-Highly Compensated Participant shall be determined using the definition of Highly Compensated Employee in effect for the preceding Plan Year.

1.44 "Non-Key Employee" means any Employee or former Employee (and such Employee's or former Employee's Beneficiaries) who is not, and has never been, a Key Employee.

1.45 "Normal Retirement Age" means the age elected in the Adoption Agreement at which time a Participant's Account shall be nonforfeitable (if the Participant is employed by the Employer on or after that date).

1.46 "Normal Retirement Date" means the date elected in the Adoption Agreement.

1.47 "1-Year Break in Service" means, if the Hour of Service Method is elected in the Adoption Agreement, the applicable computation period during which an Employee or former Employee has not completed more than 500 Hours of Service. Further, solely for the purpose of determining whether an Employee has incurred a 1-Year Break in Service, Hours of Service shall be recognized for "authorized leaves of absence" and "maternity and paternity leaves of absence." For this purpose, Hours of Service shall be credited for the computation period in which the absence from work begins, only if credit therefore is necessary to prevent the Employee from incurring a 1-Year Break in Service, or, in any other case, in the immediately following computation period. The Hours of Service credited for a "maternity or paternity leave of absence" shall be those which would normally have been credited but for such absence, or, in any case in which the Administrator is unable to determine such hours normally credited, eight (8) Hours of Service per day. The total Hours of Service required to be credited for a "maternity or paternity leave of absence" shall not exceed the number of Hours of Service needed to prevent the Employee from incurring a 1-Year Break in Service.

     "Authorized leave of absence" means an unpaid, temporary cessation from active employment with the Employer pursuant to an established nondiscriminatory policy, whether occasioned by illness, military service, or any other reason.

     A "maternity or paternity leave of absence" means an absence from work for any period by reason of the Employee's pregnancy, birth of the Employee's child, placement of a child with the Employee in connection with the adoption of such child, or any absence for the purpose of caring for such child for a period immediately following such birth or placement.

     If the Elapsed Time Method is elected in the Adoption Agreement, a "1-Year Break in Service" means a twelve (12) consecutive month period beginning on the severance from service date or any anniversary thereof and ending on the next succeeding anniversary of such date; provided, however, that the Employee or former Employee does not perform an Hour of Service for the Employer during such twelve (12) consecutive month period.

1.48 "Owner-Employee" means a sole proprietor who owns the entire interest in the Employer or a partner (or member in the case of a limited liability company treated as a partnership or sole proprietorship for federal income tax purposes) who owns more than ten percent (10%) of either the capital interest or the profits interest in the Employer and who receives income for personal services from the Employer.

1.49 "Participant" means any Eligible Employee who has satisfied the requirements of Section 3.2 and has not for any reason become ineligible to participate further in the Plan.

1.50 "Participant Directed Account" means that portion of a Participant's interest in the Plan with respect to which the Participant has directed the investment in accordance with the Participant Direction Procedures.

1.51 "Participant Direction Procedures" means such instructions, guidelines or policies, the terms of which are incorporated herein, as shall be established pursuant to Section 4.10 and observed by the Administrator and applied and provided to Participants who have Participant Directed Accounts.

1.52 "Participant's Account" means the account established and maintained by the Administrator for each Participant with respect to such Participant's total interest under the Plan resulting from (a) the Employer's contributions in the case of a Profit Sharing Plan or Money Purchase Plan, and (b) the Employer's Non-Elective Contributions in the case of a 401(k) Profit Sharing Plan. Separate accountings shall be maintained with respect to that portion of a Participant's Account attributable to Employer matching contributions and to Employer discretionary contributions made pursuant to
     Section 12.1(a)(3).

1.53 "Participant's Combined Account" means the total aggregate amount of a Participant's interest under the Plan resulting from Employer contributions (including Elective Deferrals).

1.54 "Participant's Elective Deferral Account" means the account established and maintained by the Administrator for each Participant with respect to such Participant's total interest in the Plan resulting from Elective Deferrals. Amounts in the Participant's Elective Deferral Account are nonforfeitable when made and are subject to the distribution restrictions of Section 12.2(c).

1.55 "Participant's Rollover Account" means the account established and maintained by the Administrator for each Participant with respect to such Participant's interest in the Plan resulting from amounts transferred from another qualified plan or "conduit" Individual Retirement Account in accordance with Section 4.6.

1.56 "Participant's Transfer Account" means the account established and maintained by the Administrator for each Participant with respect to the total interest in the Plan resulting from amounts transferred to this Plan from a direct plan-to-plan transfer in accordance with Section 4.7.

1.57 "Period of Service" means the aggregate of all periods commencing with an Employee's first day of employment or reemployment with the Employer or an Affiliated Employer and ending on the first day of a Period of Severance. The first day of employment or reemployment is the first day the Employee performs an Hour of Service. An Employee will also receive partial credit for any Period of Severance of less than twelve (12) consecutive months. Fractional periods of a year will be expressed in terms of days.

     Periods of Service with any Affiliated Employer shall be recognized. Furthermore, Periods of Service with any predecessor employer that maintained this Plan shall be recognized. Periods of Service with any other predecessor employer shall be recognized as elected in the Adoption Agreement.

     In determining Periods of Service for purposes of vesting under the Plan, Periods of Service will be excluded as elected in the Adoption Agreement and as specified in Section 3.5.

     In the event the method of crediting service is amended from the Hour of Service Method to the Elapsed Time Method, an Employee will receive credit for a Period of Service consisting of:

     (a) A number of years equal to the number of Years of Service credited to the Employee before the computation period during which the amendment occurs; and

     (b) The greater of (1) the Periods of Service that would be credited to the Employee under the Elapsed Time Method for service during the entire computation period in which the transfer occurs or (2) the service taken into account under the Hour of Service Method as of the date of the amendment.

     In addition, the Employee will receive credit for service subsequent to the amendment commencing on the day after the last day of the computation period in which the transfer occurs.

1.58 "Period of Severance" means a continuous period of time during which an Employee is not employed by the Employer. Such period begins on the date the Employee retires, quits or is discharged, or if earlier, the twelve
     (12) month anniversary of the date on which the Employee was otherwise first absent from service.

     In the case of an individual who is absent from work for "maternity or paternity" reasons, the twelve (12) consecutive month period beginning on the first anniversary of the first day of such absence shall not constitute a one year Period of Severance. For purposes of this paragraph, an absence from work for "maternity or paternity" reasons means an absence (a) by reason of the pregnancy of the individual, (b) by reason of the birth of a child of the individual, (c) by reason of the placement of a child with the individual in connection with the adoption of such child by such individual, or (d) for purposes of caring for such child for a period beginning immediately following such birth or placement.

1.59 "Plan" means this instrument (hereinafter referred to as MetLife Defined Contribution Prototype Plan & Trust Basic Plan Document #03) and the Adoption Agreement as adopted by the Employer, including all amendments thereto and any addendum which is specifically permitted pursuant to the terms of the Plan.

1.60 "Plan Year" means the Plan's accounting year as specified in the Adoption Agreement. Unless there is a Short Plan Year, the Plan Year will be a twelve-consecutive month period.

1.61 "Pre-Retirement Survivor Annuity" means an immediate annuity for the life of a Participant's spouse, the payments under which must be equal to the benefit which can be provided with the percentage, as specified in the Adoption Agreement, of the Participant's Vested interest in the Plan as of the date of death. If no election is made in the Adoption Agreement, the percentage shall be equal to fifty percent (50%). Furthermore, if less than one hundred percent (100%) of the Participant's Vested interest in the Plan is used to provide the Pre-Retirement Survivor Annuity, a proportionate share of each of the Participant's accounts shall be used to provide the Pre-Retirement Survivor Annuity.

1.62 "Qualified Matching Contribution" means any Employer matching contributions that are made pursuant to Sections 12.1(a)(2) if elected in the Adoption Agreement, 12.5 and 12.7.

1.63 "Qualified Matching Contribution Account" means the account established hereunder to which Qualified Matching Contributions are allocated. Amounts in the Qualified Matching Contribution Account are nonforfeitable when made and are subject to the distribution restrictions of Section 12.2(c).

1.64 "Qualified Non-Elective Contribution" means the Employer's contributions to the Plan that are made pursuant to Sections 12.1(a)(4) if elected in the Adoption Agreement, 12.5 and 12.7.

1.65 "Qualified Non-Elective Contribution Account" means the account established hereunder to which Qualified Non-Elective Contributions are allocated. Amounts in the Qualified Non-Elective Contribution Account are nonforfeitable when made and are subject to the distribution restrictions of Section 12.2(c).

1.66 "Qualified Voluntary Employee Contribution Account" means the account established hereunder to which a Participant's tax deductible qualified voluntary employee contributions made pursuant to Section 4.9 are allocated.

1.67 "Regulation" means the Income Tax Regulations as promulgated by the Secretary of the Treasury or a delegate of the Secretary of the Treasury, and as amended from time to time.

1.68 "Retired Participant" means a person who has been a Participant, but who has become entitled to retirement benefits under the Plan.

1.69 "Retirement Date" means the date as of which a Participant retires for reasons other than Total and Permanent Disability, regardless of whether such retirement occurs on a Participant's Normal Retirement Date, Early Retirement Date or Late Retirement Date (see Section 6.1).

1.70 "Self-Employed Individual" means an individual who has Earned Income for the taxable year from the trade or business for which the Plan is established, and, also, an individual who would have had Earned Income but for the fact that the trade or business had no net profits for the taxable year. A Self-Employed Individual shall be treated as an Employee.

1.71 "Shareholder-Employee" means a Participant who owns (or is deemed to own pursuant to Code Section 318(a)(1)) more than five percent (5%) of the Employer's outstanding capital stock during any year in which the Employer elected to be taxed as a Small Business Corporation (S Corporation) under the applicable Code sections relating to Small Business Corporations.

1.72 "Short Plan Year" means, if specified in the Adoption Agreement, a Plan Year of less than a twelve (12) month period. If there is a Short Plan Year, the following rules shall apply in the administration of this Plan. In determining whether an Employee has completed a Year of Service (or Period of Service if the Elapsed Time Method is used) for benefit accrual purposes in the Short Plan Year, the number of the Hours of Service (or months of service if the Elapsed Time Method is used) required shall be proportionately reduced based on the number of days (or months) in the Short Plan Year. The determination of whether an Employee has completed a Year of Service (or Period of Service) for vesting and eligibility purposes shall be made in accordance with Department of Labor regulation 2530.203-2(c). In addition, if this Plan is integrated with Social Security, then the integration level shall be proportionately reduced based on the number of months in the Short Plan Year.

1.73 "Super Top Heavy Plan" means a plan which would be a Top Heavy Plan if sixty percent (60%) is replaced with ninety percent (90%) in Section 9.2(a). However, effective as of the first Plan Year beginning after December 31, 1999, no Plan shall be considered a Super Top Heavy Plan.

1.74 "Taxable Wage Base" means, with respect to any Plan Year, the contribution and benefit base under Section 230 of the Social Security Act at the beginning of such Plan Year.

1.75 "Terminated Participant" means a person who has been a Participant, but whose employment has been terminated other than by death, Total and Permanent Disability or retirement.

1.76 "Top Heavy Plan" means a plan described in Section 9.2(a).

1.77 "Top Heavy Plan Year" means a Plan Year commencing after December 31, 1983, during which the Plan is a Top Heavy Plan.

1.78 "Top-Paid Group" shall be determined pursuant to Code Section 414(q) and the Regulations thereunder and generally means the top twenty percent (20%) of Employees who performed services for the Employer during the applicable year, ranked according to the amount of 415 Compensation received from the Employer during such year. All Affiliated Employers shall be taken into account as a single employer, and Leased Employees shall be treated as Employees if required pursuant to Code Section 414(n) or (o). Employees who are non-resident aliens who received no earned income (within the meaning of Code Section 911(d)(2)) from the Employer constituting United States source income within the meaning of Code Section 861(a)(3) shall not be treated as Employees. Furthermore, for the purpose of determining the number of active Employees in any year, the following additional Employees may also be excluded, however, such Employees shall still be considered for the purpose of identifying the particular Employees in the Top-Paid Group:

     (a) Employees with less than six (6) months of service;

     (b) Employees who normally work less than 17 1/2 hours per week;

     (c) Employees who normally work less than six (6) months during a year; and

     (d) Employees who have not yet attained age twenty-one (21).

     In addition, if ninety percent (90%) or more of the Employees of the Employer are covered under agreements the Secretary of Labor finds to be collective bargaining agreements between Employee representatives and the Employer, and the Plan covers only Employees who are not covered under such agreements, then Employees covered by such agreements shall be excluded from both the total number of active Employees as well as from the identification of particular Employees in the Top- Paid Group.

     The foregoing exclusions set forth in this Section shall be applied on a uniform and consistent basis for all purposes for which the Code Section 414(q) definition is applicable. Furthermore, in applying such exclusions, the Employer may substitute any lesser service, hours or age.

1.79 "Total and Permanent Disability" means the inability to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than twelve (12) months. The disability of a Participant shall be determined by a licensed physician chosen by the Administrator. However, if the condition constitutes total disability under the federal Social Security Acts, the Administrator may rely upon such determination that the Participant is Totally and Permanently Disabled for the purposes of this Plan. The determination shall be applied uniformly to all Participants.

1.80 "Trustee" means the person or entity named in the Adoption Agreement, or any successors thereto.

     If the sponsor of this prototype is a bank, savings and loan, trust company, credit union or similar institution, a person or entity other than the prototype sponsor (or its affiliates or subsidiaries) may not serve as Trustee without the written consent of the sponsor.

1.81 "Trust Fund" means the assets of the Plan and Trust as the same shall exist from time to time.

1.82 "Valuation Date" means the date or dates specified in the Adoption Agreement. Regardless of any election to the contrary, the Valuation Date shall include the Anniversary Date and may include any other date or dates deemed necessary or appropriate by the Administrator for the valuation of Participants' Accounts during the Plan Year, which may include any day that the Trustee, any transfer agent appointed by the Trustee or the Employer, or any stock exchange used by such agent, are open for business.

1.83 "Vested" means the nonforfeitable portion of any account maintained on behalf of a Participant.

1.84 "Voluntary Contribution Account" means the account established and maintained by the Administrator for each Participant with respect to such Participant's total interest in the Plan resulting from the Participant's after-tax voluntary Employee contributions made pursuant to Section 4.7.

     Amounts recharacterized as after-tax voluntary Employee contributions pursuant to Section 12.5 shall remain subject to the limitations of Section
     12.2. Therefore, a separate accounting shall be maintained with respect to that portion of the Voluntary Contribution Account attributable to after-tax voluntary Employee contributions made pursuant to Section 4.8.

1.85 "Year of Service" means the computation period of twelve (12) consecutive months, herein set forth, and during which an Employee has completed at least 1,000 Hours of Service (unless a lower number of Hours of Service is specified in the Adoption Agreement).

     For purposes of eligibility for participation, the initial computation period shall begin with the date on which the Employee first performs an Hour of Service (employment commencement date). The initial computation period beginning after a 1-Year Break in Service shall be measured from the date on which an Employee again performs an Hour of Service. Unless otherwise elected in the Adoption Agreement, the succeeding computation periods shall begin on the anniversary of the Employee's employment commencement date. However, unless otherwise elected in the Adoption Agreement, if one (1) Year of Service or less is required as a condition of eligibility, then the computation period after the initial computation period shall shift to the current Plan Year which includes the anniversary of the date on which the Employee first performed an Hour of Service, and subsequent computation periods shall be the Plan Year. If there is a shift to the Plan Year, an Employee who is credited with the number of Hours of Service to be credited with a Year of Service in both the initial eligibility computation period and the first Plan Year which commences prior to the first anniversary of the Employee's initial eligibility computation period will be credited with two (2) Years of Service for purposes of eligibility to participate.

     If two (2) Years of Service are required as a condition of eligibility, a Participant will only have completed two (2) Years of Service for eligibility purposes upon completing two (2) consecutive Years of Service without an intervening 1-Year Break-in-Service.

     For vesting purposes, and all other purposes not specifically addressed in this Section, the computation period shall be the period elected in the Adoption Agreement. If no election is made in the Adoption Agreement, the computation period shall be the Plan Year.

     In determining Years of Service for purposes of vesting under the Plan, Years of Service will be excluded as elected in the Adoption Agreement and as specified in Section 3.5.

     Years of Service and 1-Year Breaks in Service for eligibility purposes will be measured on the same eligibility computation period. Years of Service and 1-Year Breaks in Service for vesting purposes will be measured on the same vesting computation period.

     Years of Service with any Affiliated Employer shall be recognized. Furthermore, Years of Service with any predecessor employer that maintained this Plan shall be recognized. Years of Service with any other predecessor employer shall be recognized as elected in the Adoption Agreement.

     In the event the method of crediting service is amended from the Elapsed Time Method to the Hour of Service Method, an Employee will receive credit for Years of Service equal to:

     (a) The number of Years of Service equal to the number of 1-year Periods of Service credited to the Employee as of the date of the amendment; and

     (b) In the computation period which includes the date of the amendment, a number of Hours of Service (using the Hours of Service equivalency method elected in the Adoption Agreement) to any fractional part of a year credited to the Employee under this Section as of the date of the amendment.


--------------------------------------------------------------------------------
                                   ARTICLE II
                                 ADMINISTRATION
--------------------------------------------------------------------------------

2.1  POWERS AND RESPONSIBILITIES OF THE EMPLOYER

     (a) In addition to the general powers and responsibilities otherwise provided for in this Plan, the Employer shall be empowered to appoint and remove the Trustee and the Administrator from time to time as it deems necessary for the proper administration of the Plan to ensure that the Plan is being operated for the exclusive benefit of the Participants and their Beneficiaries in accordance with the terms of the Plan, the Code, and the Act. The Employer may appoint counsel, specialists, advisers, agents (including any nonfiduciary agent) and other persons as the Employer deems necessary or desirable in connection with the exercise of its fiduciary duties under this Plan. The Employer may compensate such agents or advisers from the assets of the Plan as fiduciary expenses (but not including any business (settlor) expenses of the Employer), to the extent not paid by the Employer.

     (b) The Employer shall establish a "funding policy and method," i.e., it shall determine whether the Plan has a short run need for liquidity (e.g., to pay benefits) or whether liquidity is a long run goal and investment growth (and stability of same) is a more current need, or shall appoint a qualified person to do so. If the Trustee has discretionary authority, the Employer or its delegate shall communicate such needs and goals to the Trustee, who shall coordinate such Plan needs with its investment policy. The communication of such a "funding policy and method" shall not, however, constitute a directive to the Trustee as to the investment of the Trust Funds. Such "funding policy and method" shall be consistent with the objectives of this Plan and with the requirements of Title I of the Act.

     (c) The Employer may appoint, at its option, an Investment Manager, investment adviser, or other agent to provide direction to the Trustee with respect to any or all of the Plan assets. Such appointment shall be given by the Employer in writing in a form acceptable to the Trustee and shall specifically identify the Plan assets with respect to which the Investment Manager or other agent shall have the authority to direct the investment.

     (d) The Employer shall periodically review the performance of any Fiduciary or other person to whom duties have been delegated or allocated by it under the provisions of this Plan or pursuant to procedures established hereunder. This requirement may be satisfied by formal periodic review by the Employer or by a qualified person specifically designated by the Employer, through day-to-day conduct and evaluation, or through other appropriate ways.

2.2  DESIGNATION OF ADMINISTRATIVE AUTHORITY

     The Employer may appoint one or more Administrators. If the Employer does not appoint an Administrator, the Employer will be the Administrator. Any person, including, but not limited to, the Employees of the Employer, shall be eligible to serve as an Administrator. Any person so appointed shall signify acceptance by filing written acceptance with the Employer. An Administrator may resign by delivering a written resignation to the Employer or be removed by the Employer by delivery of written notice of removal, to take effect at a date specified therein, or upon delivery to the Administrator if no date is specified. Upon the resignation or removal of an Administrator, the Employer may designate in writing a successor to this position.

2.3  ALLOCATION AND DELEGATION OF RESPONSIBILITIES

     If more than one person is appointed as Administrator, the responsibilities of each Administrator may be specified by the Employer and accepted in writing by each Administrator. In the event that no such delegation is made by the Employer, the Administrators may allocate the responsibilities among themselves, in which event the Administrators shall notify the Employer and the Trustee in writing of such action and specify the responsibilities of each Administrator. The Trustee thereafer shall accept and rely upon any documents executed by the appropriate Administrator until such time as the Employer or the Administrators file with the Trustee a written revocation of such designation.

2.4  POWERS AND DUTIES OF THE ADMINISTRATOR

     The primary responsibility of the Administrator is to administer the Plan for the exclusive benefit of the Participants and their Beneficiaries, subject to the specific terms of the Plan. The Administrator shall administer the Plan in accordance with its terms and shall have the power and discretion to construe the terms of the Plan and determine all questions arising in connection with the administration, interpretation, and application of the Plan. Benefits under this Plan will be paid only if the Administrator decides in its discretion that the applicant is entitled to them. Any such determination by the Administrator shall be conclusive and binding upon all persons. The Administrator may establish procedures, correct any defect, supply any information, or reconcile any inconsistency in such manner and to such extent as shall be deemed necessary or advisable to carry out the purpose of the Plan; provided, however, that any procedure, discretionary act, interpretation or construction shall be done in a nondiscriminatory manner based upon uniform principles consistently applied and shall be consistent with the intent that the Plan continue to be deemed a qualified plan under the terms of Code Section 401(a), and shall comply with the terms of the Act and all regulations issued pursuant thereto. The Administrator shall have all powers necessary or appropriate to accomplish its duties under this Plan.

     The Administrator shall be charged with the duties of the general administration of the Plan and the powers necessary to carry out such duties as set forth under the terms of the Plan, including, but not limited to, the following:

     (a) the discretion to determine all questions relating to the eligibility of an Employee to participate or remain a Participant hereunder and to receive benefits under the Plan;

     (b) the authority to review and settle all claims against the Plan, including claims where the settlement amount cannot be calculated or is not calculated in accordance with the Plan's benefit formula. This authority specifically permits the Administrator to settle, in compromise fashion, disputed claims for benefits and any other disputed claims made against the Plan;

     (c) to compute, certify, and direct the Trustee with respect to the amount and the kind of benefits to which any Participant shall be entitled hereunder;

     (d) to authorize and direct the Trustee with respect to all discretionary or otherwise directed disbursements from the Trust Fund;

     (e) to maintain all necessary records for the administration of the Plan;

     (f) to interpret the provisions of the Plan and to make and publish such rules for regulation of the Plan that are consistent with the terms hereof;

     (g) to determine the size and type of any Contract to be purchased from any Insurer, and to designate the Insurer from which such Contract shall be purchased;

     (h) to compute and certify to the Employer and to the Trustee from time to time the sums of money necessary or desirable to be contributed to the Plan;

     (i) to consult with the Employer and the Trustee regarding the short and long-term liquidity needs of the Plan in order that the Trustee can exercise any investment discretion (if the Trustee has such discretion), in a manner designed to accomplish specific objectives;

     (j) to prepare and implement a procedure for notifying Participants and Beneficiaries of their rights to elect Joint and Survivor Annuities and Pre-Retirement Survivor Annuities if required by the Plan, Code and Regulations thereunder;

     (k) to assist Participants regarding their rights, benefits, or elections available under the Plan;

     (l) to act as the named Fiduciary responsible for communicating with Participants as needed to maintain Plan compliance with Act Section 404(c) (if the Employer intends to comply with Act Section 404(c)) including, but not limited to, the receipt and transmission of Participants' directions as to the investment of their accounts under the Plan and the formation of policies, rules, and procedures pursuant to which Participants may give investment instructions with respect to the investment of their accounts; and


     (m) to determine the validity of, and take appropriate action with respect to, any qualified domestic relations order received by it.

2.5  RECORDS AND REPORTS

     The Administrator shall keep a record of all actions taken and shall keep all other books of account, records, and other data that may be necessary for proper administration of the Plan and shall be responsible for supplying all information and reports to the Internal Revenue Service, Department of Labor, Participants, Beneficiaries and others as required by law.

2.6  APPOINTMENT OF ADVISERS

     The Administrator may appoint counsel, specialists, advisers, agents (including nonfiduciary agents) and other persons as the Administrator deems necessary or desirable in connection with the administration of this Plan, including but not limited to agents and advisers to assist with the administration and management of the Plan, and thereby to provide, among such other duties as the Administrator may appoint, assistance with maintaining Plan records and the providing of investment information to the Plan's investment fiduciaries and, if applicable, to Plan Participants.

2.7  INFORMATION FROM EMPLOYER

     The Employer shall supply full and timely information to the Administrator on all pertinent facts as the Administrator may require in order to perform its functions hereunder and the Administrator shall advise the Trustee of such of the foregoing facts as may be pertinent to the Trustee's duties under the Plan. The Administrator may rely upon such information as is supplied by the Employer and shall have no duty or responsibility to verify such information.

2.8  PAYMENT OF EXPENSES

     All expenses of administration may be paid out of the Trust Fund unless paid by the Employer. Such expenses shall include any expenses incident to the functioning of the Administrator, or any person or persons retained or appointed by any Named Fiduciary incident to the exercise of their duties under the Plan, including, but not limited to, fees of accountants, counsel, Investment Managers, agents (including nonfiduciary agents) appointed for the purpose of assisting the Administrator or Trustee in carrying out the instructions of Participants as to the directed investment of their accounts (if permitted) and other specialists and their agents, the costs of any bonds required pursuant to Act Section 412, and other costs of administering the Plan. Until paid, the expenses shall constitute a liability of the Trust Fund.

2.9  MAJORITY ACTIONS

     Except where there has been an allocation and delegation of administrative authority pursuant to Section 2.3, if there is more than one Administrator, then they shall act by a majority of their number, but may authorize one or more of them to sign all papers on their behalf.

2.10 CLAIMS PROCEDURE

     Claims for benefits under the Plan may be filed in writing with the Administrator. Written notice of the disposition of a claim shall be furnished to the claimant within ninety (90) days after the application is filed, or such period as is required by applicable law or Department of Labor regulation. In the event the claim is denied, the reasons for the denial shall be specifically set forth in the notice in language calculated to be understood by the claimant, pertinent provisions of the Plan shall be cited, and, where appropriate, an explanation as to how the claimant can perfect the claim will be provided. In addition, the claimant shall be furnished with an explanation of the Plan's claims review procedure.

2.11 CLAIMS REVIEW PROCEDURE

     Any Employee, former Employee, or Beneficiary of either, who has been denied a benefit by a decision of the Administrator pursuant to Section
     2.10 shall be entitled to request the Administrator to give further consideration to the claim by filing with the Administrator a written request for a hearing. Such request, together with a written statement of the reasons why the claimant believes such claim should be allowed, shall be filed with the Administrator no later than sixty (60) days after receipt of the written notification provided for in Section 2.10. The Administrator shall then conduct a hearing within the next sixty (60) days, at which the claimant may be represented by an attorney or any other representative of such claimant's choosing and expense and at which the claimant shall have an opportunity to submit written and oral evidence and arguments in support of the claim. At the hearing (or prior thereto upon five (5) business days written notice to the Administrator) the claimant or the claimant's representative shall have an opportunity to review all documents in the possession of the Administrator which are pertinent to the claim at issue and its disallowance. Either the claimant or the Administrator may cause a court reporter to attend the hearing and record the proceedings. In such event, a complete written transcript of the proceedings shall be furnished to both parties by the court reporter. The full expense of any such court reporter and such transcripts shall be borne by the party causing the court reporter to attend the hearing. A final decision as to the allowance of the claim shall be made by the Administrator within sixty (60) days of receipt of the appeal (unless there has been an extension of sixty (60) days due to special circumstances, provided the delay and the special circumstances occasioning it are communicated to the claimant within the sixty (60) day period). Such communication shall be written in a manner calculated to be understood by the claimant and shall include specific reasons for the decision and specific references to the pertinent Plan provisions on which the decision is based. Notwithstanding the preceding, to the extent any of the time periods specified in this Section are amended by law or Department of Labor regulation, then the time frames specified herein shall automatically be changed in accordance with such law or regulation.

     If the Administrator, pursuant to the claims review procedure, makes a final written determination denying a Participant's or Beneficiary's benefit claim, then in order to preserve the claim, the Participant or Beneficiary must file an action with respect to the denied claim not later than one hundred eighty (180) days following the date of the Administrator's final determination.

--------------------------------------------------------------------------------
                                   ARTICLE III
                                  ELIGIBILITY
--------------------------------------------------------------------------------

3.1  CONDITIONS OF ELIGIBILITY

     Any Eligible Employee shall be eligible to participate hereunder on the date such Employee has satisfied the conditions of eligibility elected in the Adoption Agreement.

3.2  EFFECTIVE DATE OF PARTICIPATION

     An Eligible Employee who has satisfied the conditions of eligibility pursuant to Section 3.1 shall become a Participant effective as of the date elected in the Adoption Agreement. If said Employee is not employed on such date, but is reemployed before a 1-Year Break in Service has occurred, then such Employee shall become a Participant on the date of reemployment or, if later, the date that the Employee would have otherwise entered the Plan had the Employee not terminated employment.

     Unless specifically provided otherwise in the Adoption Agreement, an Eligible Employee who satisfies the Plan's eligibility requirement conditions by reason of recognition of service with a predecessor employer will become a Participant as of the day the Plan credits service with a predecessor employer or, if later, the date the Employee would have otherwise entered the Plan had the service with the predecessor employer been service with the Employer.

     If an Employee, who has satisfied the Plan's eligibility requirements and would otherwise have become a Participant, shall go from a classification of a noneligible Employee to an Eligible Employee, such Employee shall become a Participant on the date such Employee becomes an Eligible Employee or, if later, the date that the Employee would have otherwise entered the Plan had the Employee always been an Eligible Employee.

     If an Employee, who has satisfied the Plan's eligibility requirements and would otherwise become a Participant, shall go from a classification of an Eligible Employee to a noneligible class of Employees, such Employee shall become a Participant in the Plan on the date such Employee again becomes an Eligible Employee, or, if later, the date that the Employee would have otherwise entered the Plan had the Employee always been an Eligible Employee. However, if such Employee incurs a 1-Year Break in Service, eligibility will be determined under the Break in Service rules set forth in Section 3.5.

3.3  DETERMINATION OF ELIGIBILITY

     The Administrator shall determine the eligibility of each Employee for participation in the Plan based upon information furnished by the Employer. Such determination shall be conclusive and binding upon all persons, as long as the same is made pursuant to the Plan and the Act. Such determination shall be subject to review pursuant to Section 2.11.

3.4  TERMINATION OF ELIGIBILITY

     In the event a Participant shall go from a classification of an Eligible Employee to an ineligible Employee, such Former Participant shall continue to vest in the Plan for each Year of Service (or Period of Service, if the Elapsed Time Method is used) completed while an ineligible Employee, until such time as the Participant's Account is forfeited or distributed pursuant to the terms of the Plan. Additionally, the Former Participant's interest in the Plan shall continue to share in the earnings of the Trust Fund in the same manner as Participants.

3.5         REHIRED EMPLOYEES AND BREAKS IN SERVICE

     (a) If any Participant becomes a Former Participant due to severance from employment with the Employer and is reemployed by the Employer before a 1-Year Break in Service occurs, the Former Participant shall become a Participant as of the reemployment date.

     (b) If any Participant becomes a Former Participant due to severance from employment with the Employer and is reemployed after a 1-Year Break in Service has occurred, Years of Service (or Periods of Service if the Elapsed Time Method is being used) shall include Years of Service (or Periods of Service if the Elapsed Time Method is being used) prior to the 1-Year Break in Service subject to the following rules:

         (1) In the case of a Former Participant who under the Plan does not have a nonforfeitable right to any interest in the Plan resulting from Employer contributions, Years of Service (or Periods of Service) before a period of 1-Year Breaks in Service will not be taken into account if the number of consecutive 1-Year Breaks in Service equals or exceeds the greater of (A) five (5) or (B) the aggregate number of pre-break Years of Service (or Periods of Service). Such aggregate number of Years of Service (or Periods of Service) will not include any Years of Service (or Periods of Service) disregarded under the preceding sentence by reason of prior 1-Year Breaks in Service;

         (2) A Former Participant who has not had Years of Service (or Periods of Service) before a 1-Year Break in Service disregarded pursuant to (1) above, shall participate in the Plan as of the date of reemployment, or if later, as of the date the Former Participant would otherwise enter the Plan pursuant to Sections 3.1 and 3.2 taking into account all service not disregarded.

     (c) After a Former Participant who has severed employment with the Employer incurs five (5) consecutive 1-Year Breaks in Service, the Vested portion of such Former Participant's Account attributable to pre-break service shall not be increased as a result of post-break service. In such case, separate accounts will be maintained as follows:

         (1) one account for nonforfeitable benefits attributable to pre-break service; and

         (2) one account representing the Participant's Employer-derived account balance in the Plan attributable to post-break service.

     (d) If any Participant becomes a Former Participant due to severance of employment with the Employer and is reemployed by the Employer before five (5) consecutive 1-Year Breaks in Service, and such Former Participant had received a distribution of the entire Vested interest prior to reemployment, then the forfeited account shall be reinstated only if the Former Participant repays the full amount which had been distributed. Such repayment must be made before the earlier of five (5) years after the first date on which the Participant is subsequently reemployed by the Employer or the close of the first period of five (5) consecutive 1-Year Breaks in Service commencing after the distribution. If a distribution occurs for any reason other than a severance of employment, the time for repayment may not end earlier than five (5) years after the date of distribution. In the event the Former Participant does repay the full amount distributed, the undistributed forfeited portion of the Participant's Account must be restored in full, unadjusted by any gains or losses occurring subsequent to the Valuation Date preceding the distribution. The source for such reinstatement may be Forfeitures occurring during the Plan Year. If such source is insufficient, then the Employer will contribute an amount which is sufficient to restore the Participant's Account, provided, however, that if a discretionary contribution is made for such year, such contribution will first be applied to restore any such accounts and the remainder shall be allocated in accordance with the terms of the Plan. If a non-Vested Former Participant was deemed to have received a distribution and such Former Participant is reemployed by the Employer before five (5) consecutive 1-Year Breaks in Service, then such Participant will be deemed to have repaid the deemed distribution as of the date of reemployment.

3.6  ELECTION NOT TO PARTICIPATE

     An Employee may, subject to the approval of the Employer, elect voluntarily not to participate in the Plan. The election not to participate must be irrevocable and communicated to the Employer, in writing, within a reasonable period of time before the beginning of the first Plan Year. For standardized Plans, a Participant or an Eligible Employee may not elect not to participate.

3.7  CONTROL OF ENTITIES BY OWNER-EMPLOYEE

     Effective with respect to Plan Years beginning after December 31, 1996, if this Plan provides contributions or benefits for one or more Owner-Employees, the contributions on behalf of any Owner-Employee shall be made only with respect to the Earned Income for such Owner-Employee which is derived from the trade or business with respect to which such Plan is established.

--------------------------------------------------------------------------------
                                   ARTICLE IV
                           CONTRIBUTION AND ALLOCATION
--------------------------------------------------------------------------------

4.1  FORMULA FOR DETERMINING EMPLOYER'S CONTRIBUTION

     (a) For a Money Purchase Plan:

         (1) The Employer will make contributions on the following basis. On behalf of each Participant eligible to share in allocations, for each year of such Participant's participation in this Plan, the Employer will contribute the amount elected in the Adoption Agreement. All contributions by the Employer will be made in cash. In the event a funding waiver is obtained, this Plan shall be deemed to be an individually designed plan.

         (2) Notwithstanding the foregoing, with respect to an Employer which is not a tax-exempt entity, the Employer's contribution for any Fiscal Year shall not exceed the maximum amount allowable as a deduction to the Employer under the provisions of Code Section
              404. However, to the extent necessary to provide the top heavy minimum allocations, the Employer shall make a contribution even if it exceeds the amount that is deductible under Code Section 404.

     (b) For a Profit Sharing Plan:

         (1) For each Plan Year, the Employer may (or will in the case of a Prevailing Wage contribution) contribute to the Plan such amount as elected by the Employer in the Adoption Agreement.

         (2) Additionally, the Employer will contribute to the Plan the amount necessary, if any, to provide the top heavy minimum allocations, even if it exceeds current or accumulated Net Profit or the amount that is deductible under Code Section 404.

4.2  TIME OF PAYMENT OF EMPLOYER'S CONTRIBUTION

     Unless otherwise provided by contract or law, the Employer may make its contribution to the Plan for a particular Plan Year at such time as the Employer, in its sole discretion, determines. If the Employer makes a contribution for a particular Plan Year after the close of that Plan Year, the Employer will designate to the Administrator the Plan Year for which the Employer is making its contribution.

4.3  ALLOCATION OF CONTRIBUTION, FORFEITURES AND EARNINGS

     (a) The Administrator shall establish and maintain an account in the name of each Participant to which the Administrator shall credit as of each Anniversary Date, or other Valuation Date, all amounts allocated to each such Participant as set forth herein.

     (b) The Employer shall provide the Administrator with all information required by the Administrator to make a proper allocation of the Employer's contribution, if any, for each Plan Year. Within a reasonable period of time after the date of receipt by the Administrator of such information, the Administrator shall allocate any contributions as follows:

         (1) For a Money Purchase Plan (other than a Money Purchase Plan which is integrated by allocation):

              (i) The Employer's contribution shall be allocated to each
                  Participant's Account in the manner set forth in Section 4.1 herein and as specified in the Adoption Agreement.

              (ii)However, regardless of the preceding, a Participant shall only be eligible to share in the allocations of the Employer's contribution for the year if the conditions set forth in the Adoption Agreement are satisfied, unless a top heavy contribution is required pursuant to Section 4.3(f). If no election is made in the Adoption Agreement, then a Participant shall be eligible to share in the allocation of the Employer's contribution for the year if the Participant completes more than five hundred (500) Hours of Service (or three (3) Months of Service if the Elapsed Time method is chosen in the Adoption Agreement) during the Plan Year or who is employed on the last day of the Plan Year. Furthermore, with respect to a non-standardized Adoption Agreement, regardless of any election in the Adoption Agreement to the contrary, for the Plan Year in which this Plan terminates, a Participant shall only be eligible to share in the allocation of the Employer's contributions for the Plan Year if the Participant is employed at the end of the Plan Year and has completed a Year of Service (or Period of Service if the Elapsed Time Method is elected).

         (2) For an integrated Profit Sharing Plan allocation or a Money Purchase Plan which is integrated by allocation:

               (i)Except as provided in Section 4.3(f) for top heavy purposes and subject to the "Overall Permitted Disparity Limits," the Employer's contribution shall be allocated to each Participant's Account in a dollar amount equal to 5.7% of the sum of each Participant's Compensation plus Excess Compensation. If the Employer does not contribute such amount for all Participants, each Participant will be allocated a share of the contribution in the same proportion that each such Participant's Compensation plus Excess Compensation for the Plan Year bears to the total Compensation plus the total Excess Compensation of all Participants for that year. However, in the case of any Participant who has exceeded the "Cumulative Permitted Disparity Limit," the allocation set forth in this paragraph shall be based on such Participant's Compensation rather than Compensation plus Excess Compensation.

                  Regardless of the preceding, 4.3% shall be substituted for 5.7% above if Excess Compensation is based on more than 20% and less than or equal to 80% of the Taxable Wage Base. If Excess Compensation is based on less than 100% and more than 80% of the Taxable Wage Base, then 5.4% shall be substituted for 5.7% above.

              (ii)The balance of the Employer's contribution over the amount allocated above, if any, shall be allocated to each Participant's Account in the same proportion that each such Participant's Compensation for the Year bears to the total Compensation of all Participants for such year.

              (iii) However, regardless of the preceding, a Participant shall only be eligible to share in the allocations of the Employer's Contribution for the year if the conditions set forth in the Adoption Agreement are satisfied, unless a contribution is required pursuant to Section 4.3(f). If no election is made in the Adoption Agreement, then a Participant shall be eligible to share in the allocation of the Employer's contribution for the year if the Participant completes more than five hundred
                  (500) Hours of Service (or three (3) Months of Service if the Elapsed Time method is chosen in the Adoption Agreement) during the Plan Year or who is employed on the last day of the Plan Year. Furthermore, with respect to a non-standardized Adoption Agreement, regardless of any election in the Adoption Agreement to the contrary, for the Plan Year in which this Plan terminates, a Participant shall only be eligible to share in the allocation of the Employer's contributions for the Plan Year if the Participant is employed at the end of the Plan Year and has completed a Year of Service (or Period of Service if the Elapsed Time Method is elected).

         (3) For a Profit Sharing Plan with a non-integrated allocation formula or a Prevailing Wage contribution:

              (i) The Employer's contribution shall be allocated to each
                  Participant's Account in accordance with the allocation method elected in the Adoption Agreement.

              (ii)However, regardless of the preceding, a Participant shall only be eligible to share in the allocations of the Employer's contribution for the year if the conditions set forth in the Adoption Agreement are satisfied, unless a top heavy contribution is required pursuant to Section 4.3(f). If no election is made in the Adoption Agreement, then a Participant shall be eligible to share in the allocation of the Employer's contribution for the year if the Participant completes more than five hundred (500) Hours of Service (or three (3) Months of Service if the Elapsed Time method is chosen in the Adoption Agreement) during the Plan Year or who is employed on the last day of the Plan Year. Furthermore, with respect to a non-standardized Adoption Agreement, regardless of any election in the Adoption Agreement to the contrary, for the Plan Year in which this Plan terminates, a Participant shall only be eligible to share in the allocation of the Employer's contributions for the Plan Year if the Participant is employed at the end of the Plan Year and has completed a Year of Service (or Period of Service if the Elapsed Time Method is elected).

         (4) "Overall Permitted Disparity Limits":

              "Annual Overall Permitted Disparity Limit": Notwithstanding the preceding paragraphs, if in any Plan Year this Plan "benefits" any Participant who "benefits" under another qualified plan or simplified employee pension, as defined in Code Section 408(k), maintained by the Employer that either provides for or imputes permitted disparity (integrates), then such plans will be considered to be one plan and will be considered to comply with the permitted disparity rules if the extent of the permitted disparity of all such plans does not exceed 100%. For purposes of the preceding sentence, the extent of the permitted disparity of a plan is the ratio, expressed as a percentage, which the actual benefits, benefit rate, offset rate, or employer contribution rate, whatever is applicable under the Plan, bears to the limitation under Code Section 401(l) applicable to such Plan. Notwithstanding the foregoing, if the Employer maintains two or more standardized paired plans, only one plan may provide for permitted disparity.

              "Cumulative Permitted Disparity Limit": With respect to a Participant who "benefits" or "has benefited" under a defined benefit or target benefit plan of the Employer, effective for Plan Years beginning on or after January 1, 1994, the cumulative permitted disparity limit for the Participant is thirty five (35) total cumulative permitted disparity years. Total cumulative permitted disparity years means the number of years credited to the Participant for allocation or accrual purposes under the Plan, any other qualified plan or simplified employee pension plan (whether or not terminated) ever maintained by the Employer, while such plan either provides for or imputes permitted disparity. For purposes of determining the Participant's cumulative permitted disparity limit, all years ending in the same calendar year are treated as the same year. If the Participant has not "benefited" under a defined benefit or target benefit plan which neither provides for nor imputes permitted disparity for any year beginning on or after January 1, 1994, then such Participant has no cumulative disparity limit.

              For purposes of this Section, "benefiting" means benefiting under the Plan for any Plan Year during which a Participant received or is deemed to receive an allocation in accordance with Regulation 1.410(b)-3(a).

     (c) Except as otherwise elected in the Adoption Agreement or as provided in
         Section 4.10 with respect to Participant Directed Accounts, as of each Valuation Date, before allocation of any Employer contributions and Forfeitures, any earnings or losses (net appreciation or net depreciation) of the Trust Fund (exclusive of assets segregated for distribution) shall be allocated in the same proportion that each Participant's and Former Participant's nonsegregated accounts bear to the total of all Participants' and Former Participants' nonsegregated accounts as of such date. If any nonsegregated account of a Participant has been distributed prior to the Valuation Date subsequent to a Participant's termination of employment, no earnings or losses shall be credited to such account.

     (d) Participants' Accounts shall be debited for any insurance or annuity premiums paid, if any, and credited with any dividends or interest received on Contracts.

     (e) On or before each Anniversary Date, any amounts which became Forfeitures since the last Anniversary Date may be made available to reinstate previously forfeited account balances of Former Participants, if any, in accordance with Section 3.5(d) or used to satisfy any contribution that may be required pursuant to Section 6.9. The remaining Forfeitures, if any, shall be treated in accordance with the Adoption Agreement. If no election is made in the Adoption Agreement, any remaining Forfeitures will be used to reduce any future Employer contributions under the Plan. However, if the Plan provides for an integrated allocation, then any remaining Forfeitures will be added to the Employer's contributions under the Plan. Regardless of the preceding sentences, in the event the allocation of Forfeitures provided herein shall cause the "Annual Additions" (as defined in Section 4.4) to any Participant's Account to exceed the amount allowable by the Code, an adjustment shall be made in accordance with
         Section 4.5. Except, however, a Participant shall only be eligible to share in the allocations of Forfeitures for the year if the conditions set forth in the Adoption Agreement are satisfied, unless a top heavy contribution is required pursuant to Section 4.3(f). If no election is made in the Adoption Agreement, then a Participant shall be eligible to share in the allocation of the Employer's contribution for the year if the Participant completes more than five hundred (500) Hours of Service (or three (3) Months of Service if the Elapsed Time method is chosen in the Adoption Agreement) during the Plan Year or who is employed on the last day of the Plan Year.

     (f) Minimum Allocations Required for Top Heavy Plan Years: Notwithstanding the foregoing, for any Top Heavy Plan Year, the sum of the Employer's contributions and Forfeitures allocated to the Participant's Combined Account of each Non-Key Employee shall be equal to at least three percent (3%) of such Non-Key Employee's 415 Compensation (reduced by contributions and forfeitures, if any, allocated to each Non-Key Employee in any defined contribution plan included with this Plan in a "required aggregation group" (as defined in Section 9.2(f)). However, if (i) the sum of the Employer's contributions and Forfeitures allocated to the Participant's Combined Account of each Key Employee for such Top Heavy Plan Year is less than three percent (3%) of each Key Employee's 415 Compensation and (ii) this Plan is not required to be included in a "required aggregation group" (as defined in Section 9.2(f)) to enable a defined benefit plan to meet the requirements of Code Section 401(a)(4) or 410, the sum of the Employer's contributions and Forfeitures allocated to the Participant's Combined Account of each Non-Key Employee shall be equal to the largest percentage allocated to the Participant's Combined Account of any Key Employee.

         However, for each Non-Key Employee who is a Participant in a paired Profit Sharing Plan or 401(k) Profit Sharing Plan and a paired Money Purchase Plan, the minimum three percent (3%) allocation specified above shall be provided in the Money Purchase Plan.

         If this is an integrated Plan, then for any Top Heavy Plan Year the Employer's contribution shall be allocated as follows and shall still be required to satisfy the other provisions of this subsection:

         (1) An amount equal to three percent (3%) multiplied by each Participant's Compensation for the Plan Year shall be allocated to each Participant's Account. If the Employer does not contribute such amount for all Participants, the amount shall be allocated to each Participant's Account in the same proportion that such Participant's total Compensation for the Plan Year bears to the total Compensation of all Participants for such year.

         (2) The balance of the Employer's contribution over the amount allocated under subparagraph (1) hereof shall be allocated to each Participant's Account in a dollar amount equal to three percent (3%) multiplied by a Participant's Excess Compensation. If the Employer does not contribute such amount for all Participants, each Participant will be allocated a share of the contribution in the same proportion that such Participant's Excess Compensation bears to the total Excess Compensation of all Participants for that year. For purposes of this paragraph, in the case of any Participant who has exceeded the cumulative permitted disparity limit described in Section 4.3(b)(4), such Participant's total Compensation will be taken into account.

         (3) The balance of the Employer's contribution over the amount allocated under subparagraph (2) hereof shall be allocated to each Participant's Account in a dollar amount equal to 2.7% multiplied by the sum of each Participant's total Compensation plus Excess Compensation. If the Employer does not contribute such amount for all Participants, each Participant will be allocated a share of the contribution in the same proportion that such Participant's total Compensation plus Excess Compensation for the Plan Year bears to the total Compensation plus Excess Compensation of all Participants for that year. For purposes of this paragraph, in the case of any Participant who has exceeded the cumulative permitted disparity limit described in Section 4.3(b)(4), such Participant's total Compensation rather than Compensation plus Excess Compensation will be taken into account.

              Regardless of the preceding, 1.3% shall be substituted for 2.7% above if Excess Compensation is based on more than 20% and less than or equal to 80% of the Taxable Wage Base. If Excess Compensation is based on less than 100% and more than 80% of the Taxable Wage Base, then 2.4% shall be substituted for 2.7% above.

         (4) The balance of the Employer's contributions over the amount allocated above, if any, shall be allocated to each Participant's Account in the same proportion that such Participant's total Compensation for the Plan Year bears to the total Compensation of all Participants for such year.

              For each Non-Key Employee who is a Participant in this Plan and another non-paired defined contribution plan maintained by the Employer, the minimum three percent (3%) allocation specified above shall be provided as specified in the Adoption Agreement.

     (g) For purposes of the minimum allocations set forth above, the percentage allocated to the Participant's Combined Account of any Key Employee shall be equal to the ratio of the sum of the Employer's contributions and Forfeitures allocated on behalf of such Key Employee divided by the 415 Compensation for such Key Employee.

     (h) For any Top Heavy Plan Year, the minimum allocations set forth in this Section shall be allocated to the Participant's Combined Account of all Non-Key Employees who are Participants and who are employed by the Employer on the last day of the Plan Year, including Non-Key Employees who have (1) failed to complete a Year of Service; or (2) declined to make mandatory contributions (if required) or, in the case of a cash or deferred arrangement, Elective Deferrals to the Plan.

     (i) Notwithstanding anything herein to the contrary, in any Plan Year in which the Employer maintains both this Plan and a defined benefit pension plan included in a "required aggregation group" (as defined in Section 9.2(f)) which is top heavy, the Employer will not be required (unless otherwise elected in the Adoption Agreement) to provide a Non-Key Employee with both the full separate minimum defined benefit plan benefit and the full separate defined contribution plan allocations. In such case, the top heavy minimum benefits will be provided as elected in the Adoption Agreement and, if applicable, as follows:

         (1) If the 5% defined contribution minimum is elected in the Adoption
Agreement:

              (i) The requirements of Section 9.1 will apply except that each
                  Non-Key Employee who is a Participant in the Profit Sharing Plan or Money Purchase Plan and who is also a Participant in the Defined Benefit Plan will receive a minimum allocation of five percent (5%) of such Participant's 415 Compensation from the applicable defined contribution plan(s).

              (ii)For each Non-Key Employee who is a Participant only in the
                  Defined Benefit Plan the Employer will provide a minimum non-integrated benefit equal to two percent (2%) of such Participant's highest five (5) consecutive year average 415 Compensation for each Year of Service while a participant in the plan, in which the Plan is top heavy, not to exceed ten
                  (10).

              (iii) For each Non-Key Employee who is a Participant only in this defined contribution plan, the Employer will provide a minimum allocation equal to three percent (3%) of such Participant's 415 Compensation.

         (2) If the 2% defined benefit minimum is elected in the Adoption Agreement, then for each Non-Key Employee who is a Participant only in the defined benefit plan, the Employer will provide a minimum non-integrated benefit equal to two percent (2%) of such Participant's highest five (5) consecutive year average of 415 Compensation for each Year of Service while a participant in the plan, in which the Plan is top heavy, not to exceed ten (10).

     (j) For the purposes of this Section, 415 Compensation will be limited to the same dollar limitations set forth in Section 1.11 adjusted in such manner as permitted under Code Section 415(d).

     (k) Notwithstanding anything in this Section to the contrary, all information necessary to properly reflect a given transaction may not be available until after the date specified herein for processing such transaction, in which case the transaction will be reflected when such information is received and processed. Subject to express limits that may be imposed under the Code, the processing of any contribution, distribution or other transaction may be delayed for any legitimate business reason (including, but not limited to, failure of systems or computer programs, failure of the means of the transmission of data, force majeure, the failure of a service provider to timely receive values or prices, and correction for errors or omissions or the errors or omissions of any service provider). The processing date of a transaction will be binding for all purposes of the Plan.

     (l) Notwithstanding anything in this Section to the contrary, the provisions of this subsection apply for any Plan Year if, in the non-standardized Adoption Agreement, the Employer elected to apply the 410(b) ratio percentage failsafe provisions and the Plan fails to satisfy the "ratio percentage test" due to a last day of the Plan Year allocation condition or an Hours of Service (or months of service) allocation condition. A plan satisfies the "ratio percentage test" if, on the last day of the Plan Year, the "benefiting ratio" of the Non-Highly Compensated Employees who are "includible" is at least 70% of the "benefiting ratio" of the Highly Compensated Employees who are "includible." The "benefiting ratio" of the Non-Highly Compensated Employees is the number of "includible" Non-Highly Compensated Employees "benefiting" under the Plan divided by the number of "includible" Employees who are Non-Highly Compensated Employees. The "benefiting ratio" of the Highly Compensated Employees is the number of Highly Compensated Employees "benefiting" under the Plan divided by the number of "includible" Highly Compensated Employees. "Includible" Employees are all Employees other than: (1) those Employees excluded from participating in the plan for the entire Plan Year by reason of the collective bargaining unit exclusion or the nonresident alien exclusion described in the Code or by reason of the age and service requirements of Article III; and (2) any Employee who incurs a separation from service during the Plan Year and fails to complete at least 501 Hours of Service (or three (3) months of service if the Elapsed Time Method is being used) during such Plan Year.

         For purposes of this subsection, an Employee is "benefiting" under the Plan on a particular date if, under the Plan, the Employee is entitled to an Employer contribution or an allocation of Forfeitures for the Plan Year.

         If this subsection applies, then the Administrator will suspend the allocation conditions for the "includible" Non-Highly Compensated Employees who are Participants, beginning first with the "includible" Employees employed by the Employer on the last day of the Plan Year, then the "includible" Employees who have the latest separation from service during the Plan Year, and continuing to suspend the allocation conditions for each "includible" Employee who incurred an earlier separation from service, from the latest to the earliest separation from service date, until the Plan satisfies the "ratio percentage test" for the Plan Year. If two or more "includible" Employees have a separation from service on the same day, then the Administrator will suspend the allocation conditions for all such "includible" Employees, irrespective of whether the Plan can satisfy the "ratio percentage test" by accruing benefits for fewer than all such "includible" Employees. If the Plan for any Plan Year suspends the allocation conditions for an "includible" Employee, then that Employee will share in the allocation for that Plan Year of the Employer contribution and Forfeitures, if any, without regard to whether the Employee has satisfied the other allocation conditions set forth in this Section.

4.4  MAXIMUM ANNUAL ADDITIONS

     (a) (1) If a Participant does not participate in, and has never participated in another qualified plan maintained by the Employer, or a welfare benefit fund (as defined in Code Section 419(e)) maintained by the Employer, or an individual medical account (as defined in Code Section 415(l)(2)) maintained by the Employer, or a simplified employee pension (as defined in Code Section 408(k)) maintained by the Employer which provides "Annual Additions," the amount of "Annual Additions" which may be credited to the Participant's accounts for any Limitation Year shall not exceed the lesser of the "Maximum Permissible Amount" or any other limitation contained in this Plan. If the Employer contribution that would otherwise be contributed or allocated to the Participant's accounts would cause the "Annual Additions" for the Limitation Year to exceed the "Maximum Permissible Amount," the amount contributed or allocated will be reduced so that the "Annual Additions" for the Limitation Year will equal the "Maximum Permissible Amount," and any amount in excess of the "Maximum Permissible Amount" which would have been allocated to such Participant may be allocated to other Participants.

         (2) Prior to determining the Participant's actual 415 Compensation for the Limitation Year, the Employer may determine the "Maximum Permissible Amount" for a Participant on the basis of a reasonable estimation of the Participant's 415 Compensation for the Limitation Year, uniformly determined for all Participants similarly situated.

         (3) As soon as is administratively feasible after the end of the Limitation Year the "Maximum Permissible Amount" for such Limitation Year shall be determined on the basis of the Participant's actual 415 Compensation for such Limitation Year.

     (b) (1) This subsection applies if, in addition to this Plan, a Participant is covered under another qualified defined contribution plan maintained by the Employer that is a "Master or Prototype Plan," a welfare benefit fund (as defined in Code
              Section 419(e)) maintained by the Employer, an individual medical account (as defined in Code Section 415(l)(2)) maintained by the Employer, or a simplified employee pension (as defined in Code
              Section 408(k)) maintained by the Employer, which provides "Annual Additions," during any Limitation Year. The "Annual Additions" which may be credited to a Participant's accounts under this Plan for any such Limitation Year shall not exceed the "Maximum Permissible Amount" reduced by the "Annual Additions" credited to a Participant's accounts under the other plans and welfare benefit funds, individual medical accounts, and simplified employee pensions for the same Limitation Year. If the "Annual Additions" with respect to the Participant under other defined contribution plans and welfare benefit funds maintained by the Employer are less than the "Maximum Permissible Amount" and the Employer contribution that would otherwise be contributed or allocated to the Participant's accounts under this Plan would cause the "Annual Additions" for the Limitation Year to exceed this limitation, the amount contributed or allocated will be reduced so that the "Annual Additions" under all such plans and welfare benefit funds for the Limitation Year will equal the "Maximum Permissible Amount," and any amount in excess of the "Maximum Permissible Amount" which would have been allocated to such Participant may be allocated to other Participants. If the "Annual Additions" with respect to the Participant under such other defined contribution plans, welfare benefit funds, individual medical accounts and simplified employee pensions in the aggregate are equal to or greater than the "Maximum Permissible Amount," no amount will be contributed or allocated to the Participant's account under this Plan for the Limitation Year.

         (2) Prior to determining the Participant's actual 415 Compensation for the Limitation Year, the Employer may determine the "Maximum Permissible Amount" for a Participant on the basis of a reasonable estimation of the Participant's 415 Compensation for the Limitation Year, uniformly determined for all Participants similarly situated.

         (3) As soon as is administratively feasible after the end of the Limitation Year, the "Maximum Permissible Amount" for the Limitation Year will be determined on the basis of the Participant's actual 415 Compensation for the Limitation Year.

         (4) If, pursuant to Section 4.4(b)(2) or Section 4.5, a Participant's "Annual Additions" under this Plan and such other plans would result in an "Excess Amount" for a Limitation Year, the "Excess Amount" will be deemed to consist of the "Annual Additions" last allocated, except that "Annual Additions" attributable to a simplified employee pension will be deemed to have been allocated first, followed by "Annual Additions" to a welfare benefit fund or individual medical account, and then by "Annual Additions" to a plan subject to Code Section 412, regardless of the actual allocation date.

         (5) If an "Excess Amount" was allocated to a Participant on an allocation date of this Plan which coincides with an allocation date of another plan, the "Excess Amount" attributed to this Plan will be the product of:

              (i) the total "Excess Amount" allocated as of such date, times

              (ii)the ratio of (1) the "Annual Additions" allocated to the
                  Participant for the Limitation Year as of such date under this Plan to (2) the total "Annual Additions" allocated to the Participant for the Limitation Year as of such date under this and all the other qualified defined contribution plans.

         (6) Any "Excess Amount" attributed to this Plan will be disposed of in the manner described in Section 4.5.

     (c) If the Participant is covered under another qualified defined contribution plan maintained by the Employer which is not a "Master or Prototype Plan," "Annual Additions" which may be credited to the Participant's Combined Account under this Plan for any Limitation Year will be limited in accordance with Section 4.4(b), unless the Employer provides other limitations in the Adoption Agreement.

     (d) For any Limitation Year beginning prior to the date the Code Section 415(e) limits are repealed with respect to this Plan (as specified in the Adoption Agreement for the GUST transitional rules), if the Employer maintains, or at any time maintained, a qualified defined benefit plan covering any Participant in this Plan, then the sum of the Participant's "Defined Benefit Plan Fraction" and "Defined Contribution Plan Fraction" may not exceed 1.0. In such event, the rate of accrual in the defined benefit plan will be reduced to the extent necessary so that the sum of the "Defined Contribution Fraction" and "Defined Benefit Fraction" will equal 1.0. However, in the Adoption Agreement the Employer may specify an alternative method under which the plans involved will satisfy the limitations of Code Section 415(e), including increased top heavy minimum benefits so that the combined limitation is
         1.25 rather than 1.0.

     (e) For purposes of applying the limitations of Code Section 415, the transfer of funds from one qualified plan to another is not an "Annual Addition." In addition, the following are not Employee contributions for the purposes of Section 4.4(f)(1)(b): (1) rollover contributions (as defined in Code Sections 402(c), 403(a)(4), 403(b)(8) and 408(d)(3)); (2) repayments of loans made to a Participant from the Plan; (3) repayments of distributions received by an Employee pursuant to Code Section 411(a)(7)(B) (cash-outs); (4) repayments of distributions received by an Employee pursuant to Code Section 411(a)(3)(D) (mandatory contributions); and (5) Employee contributions to a simplified employee pension excludable from gross income under Code Section 408(k)(6).

     (f) For purposes of this Section, the following terms shall be defined as follows:

         (1) "Annual Additions" means the sum credited to a Participant's accounts for any Limitation Year of (a) Employer contributions,
              (b) Employee contributions (except as provided below), (c) forfeitures, (d) amounts allocated, after March 31, 1984, to an individual medical account, as defined in Code Section 415(l)(2), which is part of a pension or annuity plan maintained by the Employer, (e) amounts derived from contributions paid or accrued after December 31, 1985, in taxable years ending after such date, which are attributable to post-retirement medical benefits allocated to the separate account of a key employee (as defined in Code Section 419A(d)(3)) under a welfare benefit fund (as defined in Code Section 419(e)) maintained by the Employer and (f) allocations under a simplified employee pension. Except, however, the Compensation percentage limitation referred to in paragraph
              (f)(9)(ii) shall not apply to: (1) any contribution for medical benefits (within the meaning of Code Section 419A(f)(2)) after separation from service which is otherwise treated as an "Annual Addition," or (2) any amount otherwise treated as an "Annual Addition" under Code Section 415(l)(1). Notwithstanding the foregoing, for Limitation Years beginning prior to January 1, 1987, only that portion of Employee contributions equal to the lesser of Employee contributions in excess of six percent (6%) of 415 Compensation or one-half of Employee contributions shall be considered an "Annual Addition."

              For this purpose, any Excess Amount applied under Section 4.5 in the Limitation Year to reduce Employer contributions shall be considered "Annual Additions" for such Limitation Year.

         (2) "Defined Benefit Fraction" means a fraction, the numerator of which is the sum of the Participant's "Projected Annual Benefits" under all the defined benefit plans (whether or not terminated) maintained by the Employer, and the denominator of which is the lesser of one hundred twenty-five percent (125%) of the dollar limitation determined for the Limitation Year under Code Sections 415(b)(1)(A) as adjusted by Code Section 415(d) or one hundred forty percent (140%) of the "Highest Average Compensation" including any adjustments under Code Section 415(b).

              Notwithstanding the above, if the Participant was a Participant as of the first day of the first Limitation Year beginning after December 31, 1986, in one or more defined benefit plans maintained by the Employer which were in existence on May 6, 1986, the denominator of this fraction will not be less than one hundred twenty-five percent (125%) of the sum of the annual benefits under such plans which the Participant had accrued as of the end of the close of the last Limitation Year beginning before January 1, 1987, disregarding any changes in the terms and conditions of the plan after May 5, 1986. The preceding sentence applies only if the defined benefit plans individually and in the aggregate satisfied the requirements of Code Section 415 for all Limitation Years beginning before January 1, 1987.

              Notwithstanding the foregoing, for any Top Heavy Plan Year, one hundred percent (100%) shall be substituted for one hundred twenty-five percent (125%) unless the extra top heavy minimum allocation or benefit is being made pursuant to the Employer's specification in the Adoption Agreement. However, for any Plan Year in which this Plan is a Super Top Heavy Plan, one hundred percent (100%) shall always be substituted for one hundred twenty-five percent (125%).

         (3) Defined Contribution Dollar Limitation means $30,000 as adjusted under Code Section 415(d).

         (4) Defined Contribution Fraction means a fraction, the numerator of which is the sum of the "Annual Additions" to the Participant's accounts under all the defined contribution plans (whether or not terminated) maintained by the Employer for the current and all prior "Limitation Years," (including the "Annual Additions" attributable to the Participant's nondeductible voluntary employee contributions to any defined benefit plans, whether or not terminated, maintained by the Employer and the "Annual Additions" attributable to all welfare benefit funds (as defined in Code
              Section 419(e)), individual medical accounts (as defined in Code
              Section 415(l)(2)), and simplified employee pensions (as defined in Code Section 408(k)) maintained by the Employer), and the denominator of which is the sum of the "Maximum Aggregate Amounts" for the current and all prior Limitation Years in which the Employee had service with the Employer (regardless of whether a defined contribution plan was maintained by the Employer). The maximum aggregate amount in any Limitation Year is the lesser of one hundred twenty-five percent (125%) of the dollar limitation determined under Code Section 415(c)(1)(A) as adjusted by Code
              Section 415(d) or thirty-five percent (35%) of the Participant's 415 Compensation for such year.

              If the Employee was a Participant as of the end of the first day of the first Limitation Year beginning after December 31, 1986, in one or more defined contribution plans maintained by the Employer which were in existence on May 5, 1986, the numerator of this fraction will be adjusted if the sum of this fraction and the "Defined Benefit Fraction" would otherwise exceed 1.0 under the terms of this Plan. Under the adjustment, an amount equal to the product of (1) the excess of the sum of the fractions over 1.0 times (2) the denominator of this fraction, will be permanently subtracted from the numerator of this fraction. The adjustment is calculated using the fractions as they would be computed as of the end of the last Limitation Year beginning before January 1, 1987, and disregarding any changes in the terms and conditions of the plan made after May 5, 1986, but using the Code Section 415 limitation applicable to the first Limitation Year beginning on or after January 1, 1987.

              For Limitation Years beginning prior to January 1, 1987, the "Annual Additions" shall not be recomputed to treat all Employee contributions as "Annual Additions."

              Notwithstanding the foregoing, for any Top Heavy Plan Year, one hundred percent (100%) shall be substituted for one hundred twenty-five percent (125%) unless the extra top heavy minimum allocation or benefit is being made pursuant to the Employer's specification in the Adoption Agreement. However, for any Plan Year in which this Plan is a Super Top Heavy Plan, one hundred percent (100%) shall always be substituted for one hundred twenty-five percent (125%).

         (5) "Employer" means the Employer that adopts this Plan and all Affiliated Employers, except that for purposes of this Section, the determination of whether an entity is an Affiliated Employer shall be made by applying Code Section 415(h).

         (6) "Excess Amount" means the excess of the Participant's "Annual Additions" for the Limitation Year over the "Maximum Permissible Amount."

         (7) "Highest Average Compensation" means the average Compensation for the three (3) consecutive Years of Service with the Employer while a Participant in the Plan that produces the highest average. A Year of Service with the Employer is the twelve (12) consecutive month period ending on the last day of the Limitation Year.

         (8) "Master or Prototype Plan" means a plan the form of which is the subject of a favorable opinion letter from the Internal Revenue Service.

         (9) "Maximum Permissible Amount" means the maximum Annual Addition that may be contributed or allocated to a Participant's accounts under the Plan for any "Limitation Year," which shall not exceed the lesser of:

              (i) the "Defined Contribution Dollar Limitation," or

              (ii)twenty-five percent (25%) of the Participant's 415
                  Compensation for the "Limitation Year."

                  The Compensation Limitation referred to in (ii) shall not apply to any contribution for medical benefits (within the meaning of Code Sections 401(h) or 419A(f)(2)) which is otherwise treated as an "Annual Addition."

                  If a short Limitation Year is created because of an amendment changing the Limitation Year to a different twelve (12) consecutive month period, the "Maximum Permissible Amount" will not exceed the "Defined Contribution Dollar Limitation multiplied by a fraction, the numerator of which is the number of months in the short Limitation Year and the denominator of which is twelve (12).

         (10) "Projected Annual Benefit" means the annual retirement benefit (adjusted to an actuarially equivalent "straight life annuity" if such benefit is expressed in a form other than a "straight life annuity" or qualified joint and survivor annuity) to which the Participant would be entitled under the terms of the plan assuming:

              (i) the Participant will continue employment until Normal Retirement Age (or current age, if later), and

              (ii)the Participant's 415 Compensation for the current Limitation
                  Year and all other relevant factors used to determine benefits under the Plan will remain constant for all future Limitation Years.

              For purposes of this subsection, "straight life annuity" means an annuity that is payable in equal installments for the life of the Participant that terminates upon the Participant's death.

     (g) Notwithstanding anything contained in this Section to the contrary, the limitations, adjustments and other requirements prescribed in this Section shall at all times comply with the provisions of Code Section 415 and the Regulations thereunder.

4.5  ADJUSTMENT FOR EXCESSIVE ANNUAL ADDITIONS

     Allocation of "Annual Additions" (as defined in Section 4.4) to a Participant's Combined Account for a Limitation Year generally will cease once the limits of Section 4.4 have been reached for such Limitation Year. However, if as a result of the allocation of Forfeitures, a reasonable error in estimating a Participant's annual 415 Compensation, a reasonable error in determining the amount of elective deferrals (within the meaning of Code Section 402(g)(3)) that may be made with respect to any Participant under the limits of Section 4.4, or other facts and circumstances to which Regulation 1.415-6(b)(6) shall be applicable, the "Annual Additions" under this Plan would cause the maximum provided in Section 4.4 to be exceeded, the "Excess Amount" will be disposed of in one of the following manners, as uniformly determined by the Plan Administrator for all Participants similarly situated:

     (a) Any after-tax voluntary Employee contributions (plus attributable gains), to the extent they would reduce the Excess Amount, will be distributed to the Participant;

     (b) If, after the application of subparagraph (a), an "Excess Amount" still exists, any unmatched Elective Deferrals (and for Limitation Years beginning after December 31, 1995, any gains attributable to such Elective Deferrals), to the extent they would reduce the Excess Amount, will be distributed to the Participant;

     (c) To the extent necessary, matched Elective Deferrals and Employer matching contributions will be proportionately reduced from the Participant's Account. The Elective Deferrals (and for Limitation Years beginning after December 31, 1995, any gains attributable to such Elective Deferrals) will be distributed to the Participant and the Employer matching contributions (and for Limitation Years beginning after December 31, 1995, any gains attributable to such matching contributions) will be used to reduce the Employer's contributions in the next Limitation Year;

     (d) If, after the application of subparagraphs (a), (b) and (c), an "Excess Amount" still exists, and the Participant is covered by the Plan at the end of the Limitation Year, the "Excess Amount" in the Participant's Account will be used to reduce Employer contributions (including any allocation of Forfeitures) for such Participant in the next Limitation Year, and each succeeding Limitation Year if necessary;

     (e) If, after the application of subparagraphs (a), (b) and (c), an "Excess Amount" still exists, and the Participant is not covered by the Plan at the end of a Limitation Year, the "Excess Amount" will be held unallocated in a suspense account. The suspense account will be applied to reduce future Employer contributions (including allocation of any Forfeitures) for all remaining Participants in the next Limitation Year, and each succeeding Limitation Year if necessary; and

     (f) If a suspense account is in existence at any time during a Limitation Year pursuant to this Section, no investment gains and losses shall be allocated to such suspense account. If a suspense account is in existence at any time during a particular Limitation Year, all amounts in the suspense account must be allocated and reallocated to Participants' Accounts before any Employer contributions or any Employee contributions may be made to the Plan for that Limitation Year. Except as provided in (a), (b) and (c) above, "Excess Amounts" may not be distributed to Participants or Former Participants.

4.6  ROLLOVERS

     (a) If elected in the Adoption Agreement and with the consent of the Administrator, the Plan may accept a "rollover," provided the "rollover" will not jeopardize the tax-exempt status of the Plan or create adverse tax consequences for the Employer. The amounts rolled over shall be set up in a separate account herein referred to as a "Participant's Rollover Account." Such account shall be fully Vested at all times and shall not be subject to forfeiture for any reason. For purposes of this Section, the term Participant shall include any Eligible Employee who is not yet a Participant, if, pursuant to the Adoption Agreement, "rollovers" are permitted to be accepted from Eligible Employees. In addition, for purposes of this Section the term Participant shall also include former Employees if the Employer and Administrator consent to accept "rollovers" of distributions made to former Employees from any plan of the Employer.

     (b) Amounts in a Participant's Rollover Account shall be held by the Trustee pursuant to the provisions of this Plan and may not be withdrawn by, or distributed to the Participant, in whole or in part, except as elected in the Adoption Agreement and subsection (c) below. The Trustee shall have no duty or responsibility to inquire as to the propriety of the amount, value or type of assets transferred, nor to conduct any due diligence with respect to such assets; provided, however, that such assets are otherwise eligible to be held by the Trustee under the terms of this Plan.

     (c) At Normal Retirement Date, or such other date when the Participant or Eligible Employee or such Participant's or Eligible Employee's Beneficiary shall be entitled to receive benefits, the Participant's Rollover Account shall be used to provide additional benefits to the Participant or the Participant's Beneficiary. Any distribution of amounts held in a Participant's Rollover Account shall be made in a manner which is consistent with and satisfies the provisions of Sections 6.5 and 6.6, including, but not limited to, all notice and consent requirements of Code Sections 411(a)(11) and 417 and the Regulations thereunder. Furthermore, such amounts shall be considered to be part of a Participant's benefit in determining whether an involuntary cash-out of benefits may be made without Participant consent.

     (d) The Administrator may direct that rollovers made after a Valuation Date be segregated into a separate account for each Participant until such time as the allocations pursuant to this Plan have been made, at which time they may remain segregated, invested as part of the general Trust Fund or, if elected in the Adoption Agreement, directed by the Participant.

     (e) For purposes of this Section, the term "qualified plan" shall mean any tax qualified plan under Code Section 401(a), or any other plans from which distributions are eligible to be rolled over into this Plan pursuant to the Code. The term "rollover" means: (i) amounts transferred to this Plan in a direct rollover made pursuant to Code
         Section 401(a)(31) from another "qualified plan"; (ii) distributions received by an Employee from other "qualified plans" which are eligible for tax-free rollover to a "qualified plan" and which are transferred by the Employee to this Plan within sixty (60) days following receipt thereof; (iii) amounts transferred to this Plan from a conduit individual retirement account provided that the conduit individual retirement account has no assets other than assets which (A) were previously distributed to the Employee by another "qualified plan" (B) were eligible for tax-free rollover to a "qualified plan" and (C) were deposited in such conduit individual retirement account within sixty
         (60) days of receipt thereof; (iv) amounts distributed to the Employee from a conduit individual retirement account meeting the requirements of clause (iii) above, and transferred by the Employee to this Plan within sixty (60) days of receipt thereof from such conduit individual retirement account; and (v) any other amounts which are eligible to be rolled over to this Plan pursuant to the Code.

     (f) Prior to accepting any "rollovers" to which this Section applies, the Administrator may require the Employee to establish (by providing opinion of counsel or otherwise) that the amounts to be rolled over to this Plan meet the requirements of this Section.

4.7  PLAN-TO-PLAN TRANSFERS FROM QUALIFIED PLANS

     (a) With the consent of the Administrator, amounts may be transferred (within the meaning of Code Section 414(l)) to this Plan from other tax qualified plans under Code Section 401(a), provided the plan from which such funds are transferred permits the transfer to be made and the transfer will not jeopardize the tax-exempt status of the Plan or Trust or create adverse tax consequences for the Employer. Prior to accepting any transfers to which this Section applies, the Administrator may require an opinion of counsel that the amounts to be transferred meet the requirements of this Section. The amounts transferred shall be set up in a separate account herein referred to as a "Participant's Transfer Account." Furthermore, for Vesting purposes, the Participant's Transfer Account shall be treated as a separate "Participant's Account."

     (b) Amounts in a Participant's Transfer Account shall be held by the Trustee pursuant to the provisions of this Plan and may not be withdrawn by, or distributed to the Participant, in whole or in part, except as elected in the Adoption Agreement and subsection (d) below, provided the restrictions of subsection (c) below and Section 6.15 are satisfied. The Trustee shall have no duty or responsibility to inquire as to the propriety of the amount, value or type of assets transferred, nor to conduct any due diligence with respect to such assets; provided, however, that such assets are otherwise eligible to be held by the Trustee under the terms of this Plan.

     (c) Except as permitted by Regulations (including Regulation 1.411(d)-4), amounts attributable to elective contributions (as defined in Regulation 1.401(k)-1(g)(3)), including amounts treated as elective contributions, which are transferred from another qualified plan in a plan-to-plan transfer (other than a direct rollover) shall be subject to the distribution limitations provided for in Regulation 1.401(k)-1(d).

     (d) At Normal Retirement Date, or such other date when the Participant or the Participant's Beneficiary shall be entitled to receive benefits, the Participant's Transfer Account shall be used to provide additional benefits to the Participant or the Participant's Beneficiary. Any distribution of amounts held in a Participant's Transfer Account shall be made in a manner which is consistent with and satisfies the provisions of Sections 6.5 and 6.6, including, but not limited to, all notice and consent requirements of Code Sections 411(a)(11) and 417 and the Regulations thereunder. Furthermore, such amounts shall be considered to be part of a Participant's benefit in determining whether an involuntary cash-out of benefits may be made without Participant consent.

     (e) The Administrator may direct that Employee transfers made after a Valuation Date be segregated into a separate account for each Participant until such time as the allocations pursuant to this Plan have been made, at which time they may remain segregated, invested as part of the general Trust Fund or, if elected in the Adoption Agreement, directed by the Participant.

     (f) Notwithstanding anything herein to the contrary, a transfer directly to this Plan from another qualified plan (or a transaction having the effect of such a transfer) shall only be permitted if it will not result in the elimination or reduction of any "Section 411(d)(6) protected benefit" as described in Section 8.1(e).

4.8  VOLUNTARY EMPLOYEE CONTRIBUTIONS

     (a) Except as provided in subsection 4.8(b) below, this Plan will not accept after-tax voluntary Employee contributions. If this is an amendment to a Plan that had previously allowed after-tax voluntary Employee contributions, then this Plan will not accept after-tax voluntary Employee contributions for Plan Years beginning after the Plan Year in which this Plan is adopted by the Employer.

     (b) For 401(k) Plans, if elected in the Adoption Agreement, each Participant who is eligible to make Elective Deferrals may, in accordance with nondiscriminatory procedures established by the Administrator, elect to make after-tax voluntary Employee contributions to this Plan. Such contributions must generally be paid to the Trustee within a reasonable period of time after being received by the Employer.

     (c) The balance in each Participant's Voluntary Contribution Account shall be fully Vested at all times and shall not be subject to Forfeiture for any reason.

     (d) A Participant may elect at any time to withdraw after-tax voluntary Employee contributions from such Participant's Voluntary Contribution Account and the actual earnings thereon in a manner which is consistent with and satisfies the provisions of Section 6.5, including, but not limited to, all notice and consent requirements of Code Sections 411(a)(11) and 417 and the Regulations thereunder. If the Administrator maintains sub-accounts with respect to after-tax voluntary Employee contributions (and earnings thereon) which were made on or before a specified date, a Participant shall be permitted to designate which sub-account shall be the source for the withdrawal. Forfeitures of Employer contributions shall not occur solely as a result of an Employee's withdrawal of after-tax voluntary Employee contributions.

         In the event a Participant has received a hardship distribution pursuant to Regulation 1.401(k)-1(d)(2)(iii)(B) from any plan maintained by the Employer, then the Participant shall be barred from making any after-tax voluntary Employee contributions for a period of twelve (12) months after receipt of the hardship distribution.

     (e) At Normal Retirement Date, or such other date when the Participant or the Participant's Beneficiary is entitled to receive benefits, the Participant's Voluntary Contribution Account shall be used to provide additional benefits to the Participant or the Participant's Beneficiary.

     (f) To the extent a Participant has previously made mandatory Employee contributions under prior provisions of this Plan, such contributions will be treated as after-tax voluntary Employee contributions.

4.9  QUALIFIED VOLUNTARY EMPLOYEE CONTRIBUTIONS

     (a) If this is an amendment to a Plan that previously permitted deductible voluntary Employee contributions, then each Participant who made "Qualified Voluntary Employee Contributions" within the meaning of Code
         Section 219(e)(2) as it existed prior to the enactment of the Tax Reform Act of 1986, shall have such contributions held in a separate Qualified Voluntary Employee Contribution Account which shall be fully Vested at all times. Such contributions, however, shall not be permitted for taxable years beginning after December 31, 1986.

     (b) A Participant may, upon written request delivered to the Administrator, make withdrawals from such Participant's Qualified Voluntary Employee Contribution Account. Any distribution shall be made in a manner which is consistent with and satisfies the provisions of Section 6.5, including, but not limited to, all notice and consent requirements of Code Sections 411(a)(11) and 417 and the Regulations thereunder.

     (c) At Normal Retirement Date, or such other date when the Participant or the Participant's Beneficiary is entitled to receive benefits, the Qualified Voluntary Employee Contribution Account shall be used to provide additional benefits to the Participant or the Participant's Beneficiary.

4.10 DIRECTED INVESTMENT ACCOUNT

     (a) If elected in the Adoption Agreement, all Participants may direct the Trustee as to the investment of all or a portion of their individual account balances as set forth in the Adoption Agreement and within limits set by the Employer. Participants may direct the Trustee, in writing (or in such other form which is acceptable to the Trustee), to invest their accounts in specific assets, specific funds or other investments permitted under the Plan and the Participant Direction Procedures. That portion of the account of any Participant that is subject to investment direction of such Participant will be considered a Participant Directed Account.

     (b) The Administrator will establish a Participant Direction Procedure, to be applied in a uniform and nondiscriminatory manner, setting forth the permissible investment options under this Section, how often changes between investments may be made, and any other limitations and provisions that the Administrator may impose on a Participant's right to direct investments.

     (c) The Administrator may, in its discretion, include or exclude by amendment or other action from the Participant Direction Procedures such instructions, guidelines or policies as it deems necessary or appropriate to ensure proper administration of the Plan, and may interpret the same accordingly.

     (d) As of each Valuation Date, all Participant Directed Accounts shall be charged or credited with the net earnings, gains, losses and expenses as well as any appreciation or depreciation in the market value using publicly listed fair market values when available or appropriate as follows:

         (1) to the extent the assets in a Participant Directed Account are accounted for as pooled assets or investments, the allocation of earnings, gains and losses of each Participant's Account shall be based upon the total amount of funds so invested in a manner proportionate to the Participant's share of such pooled investment; and

         (2) to the extent the assets in a Participant Directed Account are accounted for as segregated assets, the allocation of earnings, gains on and losses from such assets shall be made on a separate and distinct basis.

     (e) Investment directions will be processed as soon as administratively practicable after proper investment directions are received from the Participant. No guarantee is made by the Plan, Employer, Administrator or Trustee that investment directions will be processed on a daily basis, and no guarantee is made in any respect regarding the processing time of an investment direction. Notwithstanding any other provision of the Plan, the Employer, Administrator or Trustee reserves the right to not value an investment option on any given Valuation Date for any reason deemed appropriate by the Employer, Administrator or Trustee. Furthermore, the processing of any investment transaction may be delayed for any legitimate business reason (including, but not limited to, failure of systems or computer programs, failure of the means of the transmission of data, force majeure, the failure of a service provider to timely receive values or prices, and correction for errors or omissions or the errors or omissions of any service provider). The processing date of a transaction will be binding for all purposes of the Plan and considered the applicable Valuation Date for an investment transaction.

     (f) If the Employer has elected in the Adoption Agreement that it intends to operate any portion of this Plan as an Act Section 404(c) plan, the Participant Direction Procedures should provide an explanation of the circumstances under which Participants and their Beneficiaries may give investment instructions, including but not limited to, the following:

         (1) the conveyance of instructions by the Participants and their Beneficiaries to invest Participant Directed Accounts in a Directed Investment Option;

         (2) the name, address and phone number of the Fiduciary (and, if applicable, the person or persons designated by the Fiduciary to act on its behalf) responsible for providing information to the Participant or a Beneficiary upon request relating to the Directed Investment Options;

         (3) applicable restrictions on transfers to and from any Designated Investment Alternative;

         (4) any restrictions on the exercise of voting, tender and similar rights related to a Directed Investment Option by the Participants or their Beneficiaries;

         (5) a description of any transaction fees and expenses which affect the balances in Participant Directed Accounts in connection with the purchase or sale of a Directed Investment Option; and

         (6) general procedures for the dissemination of investment and other information relating to the Designated Investment Alternatives as deemed necessary or appropriate, including but not limited to a description of the following:

              (i) the investment vehicles available under the Plan, including specific information regarding any Designated Investment Alternative;

              (ii)any designated Investment Managers; and

              (iii) a description of the additional information that may be obtained upon request from the Fiduciary designated to provide such information.

     (g) With respect to those assets in a Participant's Directed Account, the Participant or Beneficiary shall direct the Trustee with regard to any voting, tender and similar rights associated with the ownership of such assets (hereinafter referred to as the "Stock Rights") as follows based on the election made in the Adoption Agreement:

         (1) each Participant or Beneficiary shall direct the Trustee to vote or otherwise exercise such Stock Rights in accordance with the provisions, conditions and terms of any such Stock Rights;


         (2) such directions shall be provided to the Trustee by the Participant or Beneficiary in accordance with the procedure as established by the Administrator and the Trustee shall vote or otherwise exercise such Stock Rights with respect to which it has received directions to do so under this Section; and

         (3) to the extent to which a Participant or Beneficiary does not instruct the Trustee to vote or otherwise exercise such Stock Rights, such Participants or Beneficiaries shall be deemed to have directed the Trustee that such Stock Rights remain nonvoted and unexercised.

     (h) Any information regarding investments available under the Plan, to the extent not required to be described in the Participant Direction Procedures, may be provided to Participants in one or more documents (or in any other form, including, but not limited to, electronic media) which are separate from the Participant Direction Procedures and are not thereby incorporated by reference into this Plan.

4.11 INTEGRATION IN MORE THAN ONE PLAN

     If the Employer maintains qualified retirement plans that provide for permitted disparity (integration), the provisions of Section 4.3(b)(4) will apply. Furthermore, if the Employer maintains two or more standardized paired plans, only one plan may provide for permitted disparity.

4.12 QUALIFIED MILITARY SERVICE

     Notwithstanding any provisions of this Plan to the contrary, effective as of the later of December 12, 1994, or the Effective Date of the Plan, contributions, benefits and service credit with respect to qualified military service will be provided in accordance with Code Section 414(u). Furthermore, loan repayments may be suspended under this Plan as permitted under Code Section 414(u)(4).


--------------------------------------------------------------------------------
                                    ARTICLE V
                                   VALUATIONS
--------------------------------------------------------------------------------

5.1  VALUATION OF THE TRUST FUND

     The Administrator shall direct the Trustee, as of each Valuation Date, to determine the net worth of the assets comprising the Trust Fund as it exists on the Valuation Date. In determining such net worth, the Trustee shall value the assets comprising the Trust Fund at their fair market value (or their contractual value in the case of a Contract or Policy) as of the Valuation Date and may deduct all expenses for which the Trustee has not yet been paid by the Employer or the Trust Fund. The Trustee may update the value of any shares held in a Participant Directed Account by reference to the number of shares held on behalf of the Participant, priced at the market value as of the Valuation Date.

5.2  METHOD OF VALUATION

     In determining the fair market value of securities held in the Trust Fund which are listed on a registered stock exchange, the Administrator shall direct the Trustee to value the same at the prices they were last traded on such exchange preceding the close of business on the Valuation Date. If such securities were not traded on the Valuation Date, or if the exchange on which they are traded was not open for business on the Valuation Date, then the securities shall be valued at the prices at which they were last traded prior to the Valuation Date. Any unlisted security held in the Trust Fund shall be valued at its bid price next preceding the close of business on the Valuation Date, which bid price shall be obtained from a registered broker or an investment banker. In determining the fair market value of assets other than securities for which trading or bid prices can be obtained, the Trustee may appraise such assets itself, or in its discretion, employ one or more appraisers for that purpose and rely on the values established by such appraiser or appraisers.

--------------------------------------------------------------------------------
                                   ARTICLE VI
                   DETERMINATION AND DISTRIBUTION OF BENEFITS
--------------------------------------------------------------------------------

6.1  DETERMINATION OF BENEFITS UPON RETIREMENT
     Every Participant may terminate employment with the Employer and retire for purposes hereof on the Participant's Normal Retirement Date or Early Retirement Date. However, a Participant may postpone the termination of employment with the Employer to a later date, in which event the participation of such Participant in the Plan, including the right to receive allocations pursuant to Section 4.3, shall continue until such Participant's Retirement Date. Upon a Participant's Retirement Date, or if elected in the Adoption Agreement, the attainment of Normal Retirement Date without termination of employment with the Employer, or as soon thereafter as is practicable, the Administrator shall direct the distribution, at the election of the Participant, of the Participant's entire Vested interest in the Plan in accordance with Section 6.5.

6.2  DETERMINATION OF BENEFITS UPON DEATH

     (a) Upon the death of a Participant before the Participant's Retirement Date or other termination of employment, all amounts credited to such Participant's Combined Account shall, if elected in the Adoption Agreement, become fully Vested. The Administrator shall direct, in accordance with the provisions of Sections 6.6 and 6.7, the distribution of the deceased Participant's Vested accounts to the Participant's Beneficiary.

     (b) Upon the death of a Former Participant, the Administrator shall direct, in accordance with the provisions of Sections 6.6 and 6.7, the distribution of any remaining Vested amounts credited to the accounts of such deceased Former Participant to such Former Participant's Beneficiary.

     (c) The Administrator may require such proper proof of death and such evidence of the right of any person to receive payment of the value of the account of a deceased Participant or Former Participant as the Administrator may deem desirable. The Administrator's determination of death and of the right of any person to receive payment shall be conclusive.

     (d) Unless otherwise elected in the manner prescribed in Section 6.6, the Beneficiary of the Pre-Retirement Survivor Annuity shall be the Participant's surviving spouse. Except, however, the Participant may designate a Beneficiary other than the spouse for the Pre-Retirement Survivor Annuity if:

         (1) the Participant and the Participant's spouse have validly waived the Pre-Retirement Survivor Annuity in the manner prescribed in
              Section 6.6, and the spouse has waived the right to be the Participant's Beneficiary,

         (2) the Participant is legally separated or has been abandoned (within the meaning of local law) and the Participant has a court order to such effect (and there is no "qualified domestic relations order" as defined in Code Section 414(p) which provides otherwise),

         (3)  the Participant has no spouse, or

         (4)  the spouse cannot be located.

         In such event, the designation of a Beneficiary shall be made on a form satisfactory to the Administrator. A Participant may at any time revoke a designation of a Beneficiary or change a Beneficiary by filing written (or in such other form as permitted by the IRS) notice of such revocation or change with the Administrator. However, the Participant's spouse must again consent in writing (or in such other form as permitted by the IRS) to any change in Beneficiary unless the original consent acknowledged that the spouse had the right to limit consent only to a specific Beneficiary and that the spouse voluntarily elected to relinquish such right.

     (e) A Participant may, at any time, designate a Beneficiary for death benefits, if any, payable under the Plan that are in excess of the Pre-Retirement Survivor Annuity without the waiver or consent of the Participant's spouse. In the event no valid designation of Beneficiary exists, or if the Beneficiary is not alive at the time of the Participant's death, the death benefit will be paid in the following order of priority, unless the Employer specifies a different order of priority in an addendum to the Adoption Agreement, to:

         (1) The Participant's surviving spouse;

         (2) The Participant's children, including adopted children, per stirpes

         (3) The Participant's surviving parents, in equal shares; or

         (4) The Participant's estate.

         If the Beneficiary does not predecease the Participant, but dies prior to distribution of the death benefit, the death benefit will be paid to the Beneficiary's estate.

     (f) Notwithstanding anything in this Section to the contrary, if a Participant has designated the spouse as a Beneficiary, then a divorce decree or a legal separation that relates to such spouse shall revoke the Participant's designation of the spouse as a Beneficiary unless the decree or a qualified domestic relations order (within the meaning of Code Section 414(p)) provides otherwise or a subsequent Beneficiary designation is made.

     (g) If the Plan provides an insured death benefit and a Participant dies before any insurance coverage to which the Participant is entitled under the Plan is effected, the death benefit from such insurance coverage shall be limited to the premium which was or otherwise would have been used for such purpose.

     (h) In the event of any conflict between the terms of this Plan and the terms of any Contract issued hereunder, the Plan provisions shall control.

6.3  DETERMINATION OF BENEFITS IN EVENT OF DISABILITY

     In the event of a Participant's Total and Permanent Disability prior to the Participant's Retirement Date or other termination of employment, all amounts credited to such Participant's Combined Account shall, if elected in the Adoption Agreement, become fully Vested. In the event of a Participant's Total and Permanent Disability, the Administrator, in accordance with the provisions of Sections 6.5 and 6.7, shall direct the distribution to such Participant of the entire Vested interest in the Plan.

6.4  DETERMINATION OF BENEFITS UPON TERMINATION

     (a) If a Participant's employment with the Employer is terminated for any reason other than death, Total and Permanent Disability, or retirement, then such Participant shall be entitled to such benefits as are provided herein.

         Distribution of the funds due to a Terminated Participant shall be made on the occurrence of an event which would result in the distribution had the Terminated Participant remained in the employ of the Employer (upon the Participant's death, Total and Permanent Disability, Early or Normal Retirement). However, at the election of the Participant, the Administrator shall direct that the entire Vested portion of the Terminated Participant's Combined Account be payable to such Terminated Participant provided the conditions, if any, set forth in the Adoption Agreement have been satisfied. Any distribution under this paragraph shall be made in a manner which is consistent with and satisfies the provisions of Section 6.5, including but not limited to, all notice and consent requirements of Code Sections 411(a)(11) and 417 and the Regulations thereunder.

         Regardless of whether distributions in kind are permitted, in the event the amount of the Vested portion of the Terminated Participant's Combined Account equals or exceeds the fair market value of any insurance Contracts, the Trustee, when so directed by the Administrator and agreed to by the Terminated Participant, shall assign, transfer, and set over to such Terminated Participant all Contracts on such Terminated Participant's life in such form or with such endorsements, so that the settlement options and forms of payment are consistent with the provisions of Section 6.5. In the event that the Terminated Participant's Vested portion does not at least equal the fair market value of the Contracts, if any, the Terminated Participant may pay over to the Trustee the sum needed to make the distribution equal to the value of the Contracts being assigned or transferred, or the Trustee, pursuant to the Participant's election, may borrow the cash value of the Contracts from the Insurer so that the value of the Contracts is equal to the Vested portion of the Terminated Participant's Combined Account and then assign the Contracts to the Terminated Participant.

         Notwithstanding the above, unless otherwise elected in the Adoption Agreement, if the value of a Terminated Participant's Vested benefit derived from Employer and Employee contributions does not exceed $5,000 (or, $3,500 for distributions made prior to the later of the first day of the first Plan Year beginning on or after August 5, 1997, or the date specified in the Adoption Agreement) the Administrator shall direct that the entire Vested benefit be paid to such Participant in a single lump-sum without regard to the consent of the Participant or the Participant's spouse. A Participant's Vested benefit shall not include Qualified Voluntary Employee Contributions within the meaning of Code
         Section 72(o)(5)(B) for Plan Years beginning prior to January 1, 1989. Furthermore, the determination of whether the $5,000 (or, if applicable, $3,500) threshold has been exceeded is generally based on the value of the Vested benefit as of the Valuation Date preceding the date of the distribution. However, if the "lookback rule" applies, the applicable threshold is deemed to be exceeded if the Vested benefit exceeded the applicable threshold at the time of any prior distribution. The "lookback rule" generally applies to all distributions made prior to March 22, 1999. With respect to distributions made on or after March 22, 1999, the "lookback rule" applies if either (1) the provisions of Section 6.12 do not apply or
         (2) a Participant has begun to receive distributions pursuant to an optional form of benefit under which at least one scheduled periodic distribution has not yet been made, and if the value of the Participant's benefit, determined at the time of the first distribution under that optional form of benefit exceeded the applicable threshold. However, the Plan does not fail to satisfy the requirements of this paragraph if, prior to the adoption of this Prototype Plan, the "lookback rule" was applied to all distributions. Notwithstanding the preceding, the "lookback rule" will not apply to any distributions made on or after October 17, 2000.

     (b) The Vested portion of any Participant's Account shall be a percentage of such Participant's Account determined on the basis of the Participant's number of Years of Service (or Periods of Service if the Elapsed Time Method is elected) according to the vesting schedule specified in the Adoption Agreement. However, a Participant's entire interest in the Plan shall be non-forfeitable upon the Participant's Normal Retirement Age (if the Participant is employed by the Employer on or after such date).

     (c) For any Top Heavy Plan Year, the minimum top heavy vesting schedule elected by the Employer in the Adoption Agreement will automatically apply to the Plan. The minimum top heavy vesting schedule applies to all benefits within the meaning of Code Section 411(a)(7) except those attributable to Employee contributions, including benefits accrued before the effective date of Code Section 416 and benefits accrued before the Plan became top heavy. Further, no decrease in a Participant's Vested percentage shall occur in the event the Plan's status as top heavy changes for any Plan Year. However, this Section does not apply to the account balances of any Employee who does not have an Hour of Service after the Plan has initially become top heavy and the Vested percentage of such Employee's Participant's Account shall be determined without regard to this Section 6.4(c).

         If in any subsequent Plan Year the Plan ceases to be a Top Heavy Plan, then unless a specific Plan amendment is made to provide otherwise, the Administrator will continue to use the vesting schedule in effect while the Plan was a Top Heavy Plan.

     (d) Upon the complete discontinuance of the Employer's contributions to the Plan (if this is a profit sharing plan) or upon any full or partial termination of the Plan, all amounts then credited to the account of any affected Participant shall become 100% Vested and shall not thereafter be subject to Forfeiture.

     (e) If this is an amended or restated Plan, then notwithstanding the vesting schedule specified in the Adoption Agreement, the Vested percentage of a Participant's Account shall not be less than the Vested percentage attained as of the later of the effective date or adoption date of this amendment and restatement. The computation of a Participant's nonforfeitable percentage of such Participant's interest in the Plan shall not be reduced as the result of any direct or indirect amendment to this Article, or due to changes in the Plan's status as a Top Heavy Plan. Furthermore, if the Plan's vesting schedule is amended, then the amended schedule will only apply to those Participants who complete an Hour of Service after the effective date of the amendment.

     (f) If the Plan's vesting schedule is amended, or if the Plan is amended in any way that directly or indirectly affects the computation of the Participant's nonforfeitable percentage or if the Plan is deemed amended by an automatic change to a top heavy vesting schedule, then each Participant with at least three (3) Years of Service (or Periods of Service if the Elapsed Time Method is elected) as of the expiration date of the election period may elect to have such Participant's nonforfeitable percentage computed under the Plan without regard to such amendment or change. If a Participant fails to make such election, then such Participant shall be subject to the new vesting schedule. The Participant's election period shall commence on the adoption date of the amendment and shall end sixty (60) days after the latest of:

         (1) the adoption date of the amendment,

         (2) the effective date of the amendment, or

         (3) the date the Participant receives written notice of the amendment from the Employer or Administrator.

     (g) In determining Years of Service or Periods of Service for purposes of vesting under the Plan, Years of Service or Periods of Service shall be excluded as elected in the Adoption Agreement.

6.5  DISTRIBUTION OF BENEFITS

     (a) (1) Unless otherwise elected as provided below, a Participant who is married on the Annuity Starting Date and who does not die before the Annuity Starting Date shall receive the value of all Plan benefits in the form of a Joint and Survivor Annuity. The Joint and Survivor Annuity is an annuity that commences immediately and shall be equal in value to a single life annuity. Such joint and survivor benefits following the Participant's death shall continue to the spouse during the spouse's lifetime at a rate equal to either fifty percent (50%), seventy-five percent (75%) (or, sixty-six and two-thirds percent (66 2/3%) if the Insurer used to provide the annuity does not offer a joint and seventy-five percent (75%) annuity), or one hundred percent (100%) of the rate at which such benefits were payable to the Participant. Unless otherwise elected in the Adoption Agreement, a joint and fifty percent (50%) survivor annuity shall be considered the designated qualified Joint and Survivor Annuity and the normal form of payment for the purposes of this Plan. However, the Participant may, without spousal consent, elect an alternative Joint and Survivor Annuity, which alternative shall be equal in value to the designated qualified Joint and Survivor Annuity. An unmarried Participant shall receive the value of such Participant's benefit in the form of a life annuity. Such unmarried Participant, however, may elect to waive the life annuity. The election must comply with the provisions of this Section as if it were an election to waive the Joint and Survivor Annuity by a married Participant, but without fulfilling the spousal consent requirement. The Participant may elect to have any annuity provided for in this Section distributed upon the attainment of the "earliest retirement age" under the Plan. The "earliest retirement age" is the earliest date on which, under the Plan, the Participant could elect to receive retirement benefits.

         (2) Any election to waive the Joint and Survivor Annuity must be made by the Participant in writing (or in such other form as permitted by the IRS) during the election period and be consented to in writing (or in such other form as permitted by the IRS) by the Participant's spouse. If the spouse is legally incompetent to give consent, the spouse's legal guardian, even if such guardian is the Participant, may give consent. Such election shall designate a Beneficiary (or a form of benefits) that may not be changed without spousal consent (unless the consent of the spouse expressly permits designations by the Participant without the requirement of further consent by the spouse). Such spouse's consent shall be irrevocable and must acknowledge the effect of such election and be witnessed by a Plan representative or a notary public. Such consent shall not be required if it is established to the satisfaction of the Administrator that the required consent cannot be obtained because there is no spouse, the spouse cannot be located, or other circumstances that may be prescribed by Regulations. The election made by the Participant and consented to by such Participant's spouse may be revoked by the Participant in writing (or in such other form as permitted by the IRS) without the consent of the spouse at any time during the election period. A revocation of a prior election shall cause the Participant's benefits to be distributed as a Joint and Survivor Annuity. The number of revocations shall not be limited. Any new election must comply with the requirements of this paragraph. A former spouse's waiver shall not be binding on a new spouse.

         (3) The election period to waive the Joint and Survivor Annuity shall be the ninety (90) day period ending on the Annuity Starting Date.

         (4) For purposes of this Section, spouse or surviving spouse means the spouse or surviving spouse of the Participant, provided that a former spouse will be treated as the spouse or surviving spouse and a current spouse will not be treated as the spouse or surviving spouse to the extent provided under a qualified domestic relations order as described in Code Section 414(p).

         (5) With regard to the election, except as otherwise provided herein, the Administrator shall provide to the Participant no less than thirty (30) days and no more than ninety (90) days before the Annuity Starting Date a written (or such other form as permitted by the IRS) explanation of:

              (i) the terms and conditions of the Joint and Survivor Annuity,

              (ii)the Participant's right to make and the effect of an election to waive the Joint and Survivor Annuity,

              (iii) the right of the Participant's spouse to consent to any election to waive the Joint and Survivor Annuity, and

              (iv)the right of the Participant to revoke such election, and the effect of such revocation.

         (6) Any distribution provided for in this Section made on or after December 31, 1996, may commence less than thirty (30) days after the notice required by Code Section 417(a)(3) is given provided the following requirements are satisfied:

              (i) the Administrator clearly informs the Participant that the
                  Participant has a right to a period of thirty (30) days after receiving the notice to consider whether to waive the Joint and Survivor Annuity and to elect (with spousal consent) a form of distribution other than a Joint and Survivor Annuity;

              (ii)the Participant is permitted to revoke any affirmative distribution election at least until the Annuity Starting Date or, if later, at any time prior to the expiration of the seven
                  (7) day period that begins the day after the explanation of the Joint and Survivor Annuity is provided to the Participant;

              (iii) the Annuity Starting Date is after the time that the explanation of the Joint and Survivor Annuity is provided to the Participant. However, the Annuity Starting Date may be before the date that any affirmative distribution election is made by the Participant and before the date that the distribution is permitted to commence under (iv) below; and

              (iv)distribution in accordance with the affirmative election does not commence before the expiration of the seven (7) day period that begins the day after the explanation of the Joint and Survivor Annuity is provided to the Participant.

     (b) In the event a married Participant duly elects pursuant to paragraph
         (a)(2) above not to receive the benefit in the form of a Joint and Survivor Annuity, or if such Participant is not married, in the form of a life annuity, the Administrator, pursuant to the election of the Participant, shall direct the distribution to a Participant or Beneficiary any amount to which the Participant or Beneficiary is entitled under the Plan in one or more of the following methods which are permitted pursuant to the Adoption Agreement:

         (1) One lump-sum payment in cash or in property that is allocated to the accounts of the Participant at the time of the distribution;

         (2)  Partial withdrawals;

         (3) Payments over a period certain in monthly, quarterly, semiannual, or annual cash installments. In order to provide such installment payments, the Administrator may (A) segregate the aggregate amount thereof in a separate, federally insured savings account, certificate of deposit in a bank or savings and loan association, money market certificate or other liquid short-term security or
              (B) purchase a nontransferable annuity contract for a term certain (with no life contingencies) providing for such payment. The period over which such payment is to be made shall not extend beyond the Participant's life expectancy (or the life expectancy of the Participant and the Participant's designated Beneficiary);

         (4) Purchase of or providing an annuity. However, such annuity may not be in any form that will provide for payments over a period extending beyond either the life of the Participant (or the lives of the Participant and the Participant's designated Beneficiary) or the life expectancy of the Participant (or the life expectancy of the Participant and the Participant's designated Beneficiary).

     (c) Benefits may not be paid without the Participant's and the Participant's spouse's consent if the present value of the Participant's Joint and Survivor Annuity derived from Employer and Employee contributions exceeds, or has ever exceeded, $5,000 (or $3,500, for distributions made prior to the later of the first day of the first Plan Year beginning after August 5, 1997, or the date specified in the Adoption Agreement) and the benefit is "immediately distributable." However, spousal consent is not required if the distribution will made in the form a Qualified Joint and Survivor Annuity and the benefit is "immediately distributable." A benefit is "immediately distributable" if any part of the benefit could be distributed to the Participant (or surviving spouse) before the Participant attains (or would have attained if not deceased) the later of the Participant's Normal Retirement Age or age 62.

         If the value of the Participant's benefit derived from Employer and Employee contributions does not exceed, and has never exceeded at the time of any prior distribution, $5,000 (or, if applicable, $3,500), then the Administrator will distribute such benefit in a lump-sum without such Participant's consent. No distribution may be made under the preceding sentence after the Annuity Starting Date unless the Participant and the Participant's spouse consent in writing (or in such other form as permitted by the IRS) to such distribution. Any consent required under this paragraph must be obtained not more than ninety
         (90) days before commencement of the distribution and shall be made in a manner consistent with Section 6.5(a)(2). Notwithstanding the preceding, the "lookback rule" (which provides that if the present value at the time of a prior distribution exceeded the applicable dollar threshold, then the present value at any subsequent time is deemed to exceed the threshold) will not apply to any distributions made on or after October 17, 2000.

     (d) The following rules will apply with respect to the consent requirements set forth in subsection (c):

         (1) No consent shall be valid unless the Participant has received a general description of the material features and an explanation of the relative values of the optional forms of benefit available under the Plan that would satisfy the notice requirements of Code
              Section 417;

         (2) The Participant must be informed of the right to defer receipt of the distribution. If a Participant fails to consent, it shall be deemed an election to defer the commencement of payment of any benefit. However, any election to defer the receipt of benefits shall not apply with respect to distributions that are required under Section 6.5(e);

         (3) Notice of the rights specified under this paragraph shall be provided no less than thirty (30) days and no more than ninety
              (90) days before the Annuity Starting Date;

         (4) Written (or such other form as permitted by the IRS) consent of the Participant to the distribution must not be made before the Participant receives the notice and must not be made more than ninety (90) days before the Annuity Starting Date; and

         (5) No consent shall be valid if a significant detriment is imposed under the Plan on any Participant who does not consent to the distribution.

     (e) Notwithstanding any provision in the Plan to the contrary, for Plan Years beginning after December 31, 1996, the distribution of a Participant's benefits, whether under the Plan or through the purchase of an annuity Contract, shall be made in accordance with the following requirements and shall otherwise comply with Code Section 401(a)(9) and the Regulations thereunder (including Regulation 1.401(a)(9)-2):

         (1) A Participant's benefits will be distributed or must begin to be distributed not later than the Participant's "required beginning date." Alternatively, distributions to a Participant must begin no later than the Participant's "required beginning date" and must be made over the life of the Participant (or the lives of the Participant and the Participant's designated Beneficiary) or the life expectancy of the Participant (or the life expectancies of the Participant and the Participant's designated Beneficiary) in accordance with Regulations. However, if the distribution is to be in the form of a joint and survivor annuity or single life annuity, then distributions must begin no later than the "required beginning date" and must be made over the life of the Participant (or the lives of the Participant and the Participant's designated Beneficiary) in accordance with Regulations.

         (2) The "required beginning date" for a Participant who is a "five percent (5%) owner" with respect to the Plan Year ending in the calendar year in which such Participant attains age 70 1/2 means April 1st of the calendar year following the calendar year in which the Participant attains age 70 1/2. Once distributions have begun to a "five percent (5%) owner" under this subsection, they must continue to be distributed, even if the Participant ceases to be a "five percent (5%) owner" in a subsequent year.

         (3) The "required beginning date" for a Participant other than a "five percent (5%) owner" means, unless the Employer has elected to continue the pre-SBJPA rules in the Adoption Agreement, April 1st of the calendar year following the later of the calendar year in which the Participant attains age 70 1/2 or the calendar year in which the Participant retires.

         (4) If the election is made to continue the pre-SBJPA rules, then except as provided below, the "required beginning date" is April 1st of the calendar year following the calendar year in which a Participant attains age 70 1/2.

              (i) However, the "required beginning date" for a Participant who had attained age 70 1/2 before January 1, 1988, and was not a five percent (5%) owner (within the meaning of Code Section
                  416) at any time during the Plan Year ending with or within the calendar year in which the Participant attained age 66 1/2 or any subsequent Plan Year, is April 1st of the calendar year following the calendar in which the Participant retires.

              (ii)Notwithstanding (i) above, the "required beginning date" for a
                  Participant who was a five percent (5%) owner (within the meaning of Code Section 416) at any time during the five (5) Plan Year period ending in the calendar year in which the Participant attained age 70 1/2 is April 1st of the calendar year in which the Participant attained age 70 1/2. In the case of a Participant who became a five percent (5%) owner during any Plan Year after the calendar year in which the Participant attained age 70 1/2, the "required beginning date" is April 1st of the calendar year following the calendar year in which such subsequent Plan Year ends.

         (5) If this is an amendment or restatement of a plan that contained the pre-SBJPA rules and an election is made to use the post-SBJPA rules, then the transition rules elected in the Adoption Agreement will apply.

         (6) Except as otherwise provided herein, "five percent (5%) owner" means, for purposes of this Section, a Participant who is a five percent (5%) owner as defined in Code Section 416 at any time during the Plan Year ending with or within the calendar year in which such owner attains age 70 1/2.

         (7) Distributions to a Participant and such Participant's Beneficiaries will only be made in accordance with the incidental death benefit requirements of Code Section 401(a)(9)(G) and the Regulations thereunder.

         (8) For purposes of this Section, the life expectancy of a Participant and/or a Participant's spouse (other than in the case of a life annuity) shall or shall not be redetermined annually as elected in the Adoption Agreement and in accordance with Regulations. If the Participant or the Participant's spouse may elect, pursuant to the Adoption Agreement, to have life expectancies recalculated, then the election, once made shall be irrevocable. If no election is made by the time distributions must commence, then the life expectancy of the Participant and the Participant's spouse shall not be subject to recalculation. Life expectancy and joint and last survivor life expectancy shall be computed using the return multiples in Tables V and VI of Regulation Section 1.72-9.

         (9) With respect to distributions under the Plan made for calendar years beginning on or after January 1, 2001, or if later, the date specified in the Adoption Agreement, the Plan will apply the minimum distribution requirements of Code Section 401(a)(9) in accordance with the Regulations under section 401(a)(9) that were proposed on January 17, 2001, notwithstanding any provision of the Plan to the contrary. This amendment shall continue in effect until the end of the last calendar year beginning before the effective date of final Regulations under section 401(a)(9) or such other date as may be specified in guidance published by the Internal Revenue Service.

              However, if the date specified in the Adoption Agreement is a date in 2001 other than January 1, 2001, then with respect to distributions under the Plan made on or after such date for calendar years beginning on or after January 1, 2001, the Plan will apply the minimum distribution requirements of Code Section 401(a)(9) in accordance with the Regulations under section 401(a)(9) that were proposed on January 17, 2001, notwithstanding any provision of the Plan to the contrary. If the total amount of required minimum distributions made to a participant for 2001 prior to the specified date are equal to or greater than the amount of required minimum distributions determined under the 2001 Proposed Regulations, then no additional distributions are required for such participant for 2001 on or after such date. If the total amount of required minimum distributions made to a participant for 2001 prior to the specified date are less than the amount determined under the 2001 Proposed Regulations, then the amount of required minimum distributions for 2001 on or after such date will be determined so that the total amount of required minimum distributions for 2001 is the amount determined under the 2001 Proposed Regulations. This amendment shall continue in effect until the end of the last calendar year beginning before the effective date of final Regulations under section 401(a)(9) or such other date as may be specified in guidance published by the Internal Revenue Service.

     (f) All annuity Contracts under this Plan shall be non-transferable when distributed. Furthermore, the terms of any annuity Contract purchased and distributed to a Participant or spouse shall comply with all of the requirements of this Plan.

     (g) Subject to the spouse's right of consent afforded under the Plan, the restrictions imposed by this Section shall not apply if a Participant has, prior to January 1, 1984, made a written designation to have retirement benefits paid in an alternative method acceptable under Code
         Section 401(a) as in effect prior to the enactment of the Tax Equity and Fiscal Responsibility Act of 1982 (TEFRA).

     (h) If a distribution is made to a Participant who has not severed employment and who is not fully Vested in the Participant's Account, and the Participant may increase the Vested percentage in such account, then at any relevant time the Participant's Vested portion of the account will be equal to an amount ("X") determined by the formula:

                           X equals P (AB plus D) - D

          For purposes of applying the formula: P is the Vested percentage at the relevant time, AB is the account balance at the relevant time, D is the amount of distribution, and the relevant time is the time at which, under the Plan, the Vested percentage in the account cannot increase.

          However, the Employer may attach an addendum to the Adoption Agreement to provide that a separate account shall be established for the Participant's interest in the Plan as of the time of the distribution, and at any relevant time the Participant's Vested portion of the separate account will be equal to an amount determined as follows: P (AB plus (R x D)) - (R x D) where R is the ratio of the account balance at the relevant time to the account balance after distribution and the other terms have the same meaning as in the preceding paragraph. Any amendment to change the formula in accordance with the preceding sentence shall not be considered an amendment which causes this Plan to become an individually designed Plan.

     (i) If this is a Plan amendment that eliminates or restricts the ability of a Participant to receive payment of the Participant's interest in the Plan under a particular optional form of benefit, then the amendment shall not apply to any distribution with an annuity starting date earlier than the earlier of: (i) the 90th day after the date the Participant receiving the distribution has been furnished a summary that reflects the amendment and that satisfies the Act requirements at 29 CFR 2520.104b-3 relating to a summary of material modifications or
         (ii) the first day of the second Plan Year following the Plan Year in which the amendment is adopted.

6.6  DISTRIBUTION OF BENEFITS UPON DEATH

     (a) Unless otherwise elected as provided below, a Vested Participant who dies before the Annuity Starting Date and who has a surviving spouse shall have the Pre-Retirement Survivor Annuity paid to the surviving spouse. The Participant's spouse may direct that payment of the Pre-Retirement Survivor Annuity commence within a reasonable period after the Participant's death. If the spouse does not so direct, payment of such benefit will commence at the time the Participant would have attained the later of Normal Retirement Age or age 62. However, the spouse may elect a later commencement date. Any distribution to the Participant's spouse shall be subject to the rules specified in Section 6.6(h).

     (b) Any election to waive the Pre-Retirement Survivor Annuity before the Participant's death must be made by the Participant in writing (or in such other form as permitted by the IRS) during the election period and shall require the spouse's irrevocable consent in the same manner provided for in Section 6.5(a)(2). Further, the spouse's consent must acknowledge the specific nonspouse Beneficiary. Notwithstanding the foregoing, the nonspouse Beneficiary need not be acknowledged, provided the consent of the spouse acknowledges that the spouse has the right to limit consent only to a specific Beneficiary and that the spouse voluntarily elects to relinquish such right.

     (c) The election period to waive the Pre-Retirement Survivor Annuity shall begin on the first day of the Plan Year in which the Participant attains age 35 and end on the date of the Participant's death. An earlier waiver (with spousal consent) may be made provided a written (or such other form as permitted by the IRS) explanation of the Pre-Retirement Survivor Annuity is given to the Participant and such waiver becomes invalid at the beginning of the Plan Year in which the Participant turns age 35. In the event a Participant separates from service prior to the beginning of the election period, the election period shall begin on the date of such separation from service.

     (d) With regard to the election, the Administrator shall provide each Participant within the applicable election period, with respect to such Participant (and consistent with Regulations), a written (or such other form as permitted by the IRS) explanation of the Pre-Retirement Survivor Annuity containing comparable information to that required pursuant to Section 6.5(a)(5). For the purposes of this paragraph, the term "applicable period" means, with respect to a Participant, whichever of the following periods ends last:

         (1) The period beginning with the first day of the Plan Year in which the Participant attains age 32 and ending with the close of the Plan Year preceding the Plan Year in which the Participant attains age 35;

         (2)  A reasonable period after the individual becomes a Participant;

         (3) A reasonable period ending after the Plan no longer fully subsidizes the cost of the Pre-Retirement Survivor Annuity with respect to the Participant; or

         (4) A reasonable period ending after Code Section 401(a)(11) applies to the Participant.

         For purposes of applying this subsection, a reasonable period ending after the enumerated events described in (2), (3) and (4) is the end of the two (2) year period beginning one (1) year prior to the date the applicable event occurs, and ending one (1) year after that date. In the case of a Participant who separates from service before the Plan Year in which age 35 is attained, notice shall be provided within the two (2) year period beginning one (1) year prior to separation and ending one (1) year after separation. If such a Participant thereafter returns to employment with the Employer, the applicable period for such Participant shall be redetermined.

     (e) The Pre-Retirement Survivor Annuity provided for in this Section shall apply only to Participants who are credited with an Hour of Service on or after August 23, 1984. Former Participants who are not credited with an Hour of Service on or after August 23, 1984, shall be provided with rights to the Pre-Retirement Survivor Annuity in accordance with
         Section 303(e)(2) of the Retirement Equity Act of 1984.

     (f) If the value of the Pre-Retirement Survivor Annuity derived from Employer and Employee contributions does not exceed, and has never exceeded at the time of any prior distribution, $5,000 (or, $3,500 for distributions made prior to the later of the first day of the first Plan Year beginning after August 5, 1997, or the date specified in the Adoption Agreement) the Administrator shall direct the distribution of such amount to the Participant's spouse as soon as practicable. No distribution may be made under the preceding sentence after the Annuity Starting Date unless the spouse consents in writing (or in such other form as permitted by the IRS). If the value exceeds, or has ever exceeded at the time of any prior distribution, $5,000 (or, if applicable, $3,500), an immediate distribution of the entire amount may be made to the surviving spouse, provided such surviving spouse consents in writing (or in such other form as permitted by the IRS) to such distribution. Any consent required under this paragraph must be obtained not more than ninety (90) days before commencement of the distribution and shall be made in a manner consistent with Section 6.5(a)(2). Notwithstanding the preceding, the "lookback rule" (which provides that if the present value at the time of a prior distribution exceeded the applicable dollar threshold, then the present value at any subsequent time is deemed to exceed the threshold) will not apply to any distributions made on or after October 17, 2000.

     (g) Death benefits may be paid to a Participant's Beneficiary in one of the following optional forms of benefits subject to the rules specified in
         Section 6.6(h) and the elections made in the Adoption Agreement. Such optional forms of distributions may be elected by the Participant in the event there is an election to waive the Pre-Retirement Survivor Annuity, and for any death benefits in excess of the Pre-Retirement Survivor Annuity. However, if no optional form of distribution was elected by the Participant prior to death, then the Participant's Beneficiary may elect the form of distribution:

         (1) One lump-sum payment in cash or in property that is allocated to the accounts of the Participant at the time of the distribution.

         (2)  Partial withdrawals.

         (3) Payment in monthly, quarterly, semi-annual, or annual cash installments over a period to be determined by the Participant or the Participant's Beneficiary. In order to provide such installment payments, the Administrator may (A) segregate the aggregate amount thereof in a separate, federally insured savings account, certificate of deposit in a bank or savings and loan association, money market certificate or other liquid short-term security or (B) purchase a nontransferable annuity contract for a term certain (with no life contingencies) providing for such payment. After periodic installments commence, the Beneficiary shall have the right to reduce the period over which such periodic installments shall be made, and the cash amount of such periodic installments shall be adjusted accordingly.

         (4) In the form of an annuity over the life expectancy of the Beneficiary.

         (5) If death benefits in excess of the Pre-Retirement Survivor Annuity are to be paid to the surviving spouse, such benefits may be paid pursuant to (1), (2) or (3) above, or used to purchase an annuity so as to increase the payments made pursuant to the Pre-Retirement Survivor Annuity.

     (h) Notwithstanding any provision in the Plan to the contrary, distributions upon the death of a Participant shall be made in accordance with the following requirements and shall otherwise comply with Code Section 401(a)(9) and the Regulations thereunder.

         (1) If it is determined, pursuant to Regulations, that the distribution of a Participant's interest has begun and the Participant dies before the entire interest has been distributed, the remaining portion of such interest shall be distributed at least as rapidly as under the method of distribution elected pursuant to Section 6.5 as of the date of death.

         (2) If a Participant dies before receiving any distributions of the interest in the Plan or before distributions are deemed to have begun pursuant to Regulations, then the death benefit shall be distributed to the Participant's Beneficiaries in accordance with the following rules subject to the elections made in the Adoption Agreement and subsections 6.6(h)(3) and 6.6(i) below:

              (i) The entire death benefit shall be distributed to the
                  Participant's Beneficiaries by December 31st of the calendar year in which the fifth anniversary of the Participant's death occurs;

              (ii)The 5-year distribution requirement of (i) above shall not apply to any portion of the deceased Participant's interest which is payable to or for the benefit of a designated Beneficiary. In such event, such portion shall be distributed over the life of such designated Beneficiary (or over a period not extending beyond the life expectancy of such designated Beneficiary) provided such distribution begins not later than December 31st of the calendar year immediately following the calendar year in which the Participant died (or such later date as may be prescribed by Regulations);

              (iii) However, in the event the Participant's spouse (determined as of the date of the Participant's death) is the designated Beneficiary, the provisions of (ii) above shall apply except that the requirement that distributions commence within one year of the Participant's death shall not apply. In lieu thereof, distributions must commence on or before the later of: (1) December 31st of the calendar year immediately following the calendar year in which the Participant died; or
                  (2) December 31st of the calendar year in which the Participant would have attained age 70 1/2. If the surviving spouse dies before distributions to such spouse begin, then the 5-year distribution requirement of this Section shall apply as if the spouse was the Participant.

         (3) Notwithstanding subparagraph (2) above, or any elections made in the Adoption Agreement, if a Participant's death benefits are to be paid in the form of a Pre-Retirement Survivor Annuity, then distributions to the Participant's surviving spouse must commence on or before the later of: (1) December 31st of the calendar year immediately following the calendar year in which the Participant died; or (2) December 31st of the calendar year in which the Participant would have attained age 70 1/2.

              (i) For purposes of Section 6.6(h)(2), the election by a
                  designated Beneficiary to be excepted from the 5-year distribution requirement (if permitted in the Adoption Agreement) must be made no later than December 31st of the calendar year following the calendar year of the Participant's death. Except, however, with respect to a designated Beneficiary who is the Participant's surviving spouse, the election must be made by the earlier of: (1) December 31st of the calendar year immediately following the calendar year in which the Participant died or, if later, December 31st of the calendar year in which the Participant would have attained age 70 1/2; or (2) December 31st of the calendar year which contains the fifth anniversary of the date of the Participant's death. An election by a designated Beneficiary must be in writing (or in such other form as permitted by the IRS) and shall be irrevocable as of the last day of the election period stated herein. In the absence of an election by the Participant or a designated Beneficiary, the 5-year distribution requirement shall apply.

     (j) For purposes of this Section, the life expectancy of a Participant and a Participant's spouse (other than in the case of a life annuity) shall or shall not be redetermined annually as elected in the Adoption Agreement and in accordance with Regulations. If the Participant may elect, pursuant to the Adoption Agreement, to have life expectancies recalculated, then the election, once made shall be irrevocable. If no election is made by the time distributions must commence, then the life expectancy of the Participant and the Participant's spouse shall not be subject to recalculation. Life expectancy and joint and last survivor life expectancy shall be computed using the return multiples in Tables V and VI of Regulation Section 1.72-9.

     (k) For purposes of this Section, any amount paid to a child of the Participant will be treated as if it had been paid to the surviving spouse if the amount becomes payable to the surviving spouse when the child reaches the age of majority.

     (l) In the event that less than one hundred percent (100%) of a Participant's interest in the Plan is distributed to such Participant's spouse, the portion of the distribution attributable to the Participant's Voluntary Contribution Account shall be in the same proportion that the Participant's Voluntary Contribution Account bears to the Participant's total interest in the Plan.

     (m) Subject to the spouse's right of consent afforded under the Plan, the restrictions imposed by this Section shall not apply if a Participant has, prior to January 1, 1984, made a written designation to have death benefits paid in an alternative method acceptable under Code Section 401(a) as in effect prior to the enactment of the Tax Equity and Fiscal Responsibility Act of 1982 (TEFRA).

6.7  TIME OF DISTRIBUTION

     Except as limited by Sections 6.5 and 6.6, whenever a distribution is to be made, or a series of payments are to commence, the distribution or series of payments may be made or begun on such date or as soon thereafter as is practicable. However, unless a Former Participant elects in writing to defer the receipt of benefits (such election may not result in a death benefit that is more than incidental), the payment of benefits shall begin not later than the sixtieth (60th) day after the close of the Plan Year in which the latest of the following events occurs: (a) the date on which the Participant attains the earlier of age 65 or the Normal Retirement Age specified herein; (b) the tenth (10th) anniversary of the year in which the Participant commenced participation in the Plan; or (c) the date the Participant terminates service with the Employer.

     Notwithstanding the foregoing, the failure of a Participant and, if applicable, the Participant's spouse, to consent to a distribution that is "immediately distributable" (within the meaning of Section 6.5(d)), shall be deemed to be an election to defer the commencement of payment of any benefit sufficient to satisfy this Section.

6.8  DISTRIBUTION FOR MINOR OR INCOMPETENT BENEFICIARY

     In the event a distribution is to be made to a minor or incompetent Beneficiary, then the Administrator may direct that such distribution be paid to the legal guardian, or if none in the case of a minor Beneficiary, to a parent of such Beneficiary, or to the custodian for such Beneficiary under the Uniform Gift to Minors Act or Gift to Minors Act, if such is permitted by the laws of the state in which said Beneficiary resides. Such a payment to the legal guardian, custodian or parent of a minor or incompetent Beneficiary shall fully discharge the Trustee, Employer, and Plan from further liability on account thereof.

6.9  LOCATION OF PARTICIPANT OR BENEFICIARY UNKNOWN

     In the event that all, or any portion, of the distribution payable to a Participant or Beneficiary hereunder shall, at the later of the Participant's attainment of age 62 or Normal Retirement Age, remain unpaid solely by reason of the inability of the Administrator, after sending a registered letter, return receipt requested, to the last known address, and after further diligent effort, to ascertain the whereabouts of such Participant or Beneficiary, the amount so distributable shall be treated as a Forfeiture pursuant to the Plan. Notwithstanding the foregoing, if the value of a Participant's Vested benefit derived from Employer and Employee contributions does not exceed $5,000, then the amount distributable may be treated as a Forfeiture at the time it is determined that the whereabouts of the Participant or the Participant's Beneficiary can not be ascertained. In the event a Participant or Beneficiary is located subsequent to the Forfeiture, such benefit shall be restored, first from Forfeitures, if any, and then from an additional Employer contribution, if necessary. Upon Plan termination, the portion of the distributable amount that is an "eligible rollover distribution" as defined in Plan Section 6.14(b)(1) may be paid directly to an individual retirement account described in Code Section 408(a) or an individual retirement annuity described in Code Section 408(b). However, regardless of the preceding, a benefit that is lost by reason of escheat under applicable state law is not treated as a Forfeiture for purposes of this Section nor as an impermissible forfeiture under the Code.

6.10 IN-SERVICE DISTRIBUTION

     For Profit Sharing Plans and 401(k) Profit Sharing Plans, if elected in the Adoption Agreement, at such time as the conditions set forth in the Adoption Agreement have been satisfied, then the Administrator, at the election of a Participant who has not severed employment with the Employer, shall direct the distribution of up to the entire Vested amount then credited to the accounts as elected in the Adoption Agreement maintained on behalf of such Participant. In the event that the Administrator makes such a distribution, the Participant shall continue to be eligible to participate in the Plan on the same basis as any other Employee. Any distribution made pursuant to this Section shall be made in a manner consistent with Section 6.5, including, but not limited to, all notice and consent requirements of Code Sections 411(a)(11) and 417 and the Regulations thereunder. Furthermore, if an in-service distribution is permitted from more than one account type, the Administrator may determine any ordering of a Participant's in-service distribution from such accounts.

6.11 ADVANCE DISTRIBUTION FOR HARDSHIP

     (a) For Profit Sharing Plans and 401(k) Plans (except to the extent Section
         12.9 applies), if elected in the Adoption Agreement, the Administrator, at the election of the Participant, shall direct the distribution to any Participant in any one Plan Year up to the lesser of 100% of the Vested interest of the Participant's Combined Account valued as of the last Valuation Date or the amount necessary to satisfy the immediate and heavy financial need of the Participant. Any distribution made pursuant to this Section shall be deemed to be made as of the first day of the Plan Year or, if later, the Valuation Date immediately preceding the date of distribution, and the account from which the distribution is made shall be reduced accordingly. Withdrawal under this Section shall be authorized only if the distribution is for an immediate and heavy financial need. The Administrator will determine whether there is an immediate and heavy financial need based on the facts and circumstances. An immediate and heavy financial need includes, but is not limited to, a distribution for one of the following:

         (1) Medical expenses described in Code Section 213(d) incurred by the Participant, the Participant's spouse, or any of the Participant's dependents (as defined in Code Section 152) or necessary for these persons to obtain medical care as described in Code Section 213(d);

         (2) Costs directly related to the purchase (excluding mortgage payments) of a principal residence for the Participant;

         (3)  Funeral expenses for a member of the Participant's family;

         (4) Payment of tuition, related educational fees, and room and board expenses, for the next twelve (12) months of post-secondary education for the Participant, the Participant's spouse, children, or dependents (as defined in Code Section 152); or

         (5) Payments necessary to prevent the eviction of the Participant from the Participant's principal residence or foreclosure on the mortgage on that residence.

     (b) If elected in the Adoption Agreement, no distribution shall be made pursuant to this Section from the Participant's Account until such Account has become fully Vested. Furthermore, if a hardship distribution is permitted from more than one account type, the Administrator may determine any ordering of a Participant's hardship distribution from such accounts.

     (c) Any distribution made pursuant to this Section shall be made in a manner which is consistent with and satisfies the provisions of Section 6.5, including, but not limited to, all notice and consent requirements of Code Sections 411(a)(11) and 417 and the Regulations thereunder.

6.12 SPECIAL RULE FOR CERTAIN PROFIT SHARING PLANS

     (a) The provisions of this Section apply to a Participant in a Profit Sharing Plan or 401(k) Profit Sharing Plan to the extent elected in the Adoption Agreement.

     (b) If an election is made to not offer life annuities as a form of distribution, then a Participant shall be prohibited from electing benefits in the form of a life annuity and the Joint and Survivor Annuity provisions of Section 6.5 shall not apply.

     (c) Notwithstanding anything in Sections 6.2 and 6.6 to the contrary, upon the death of a Participant, the automatic form of distribution will be a lump-sum rather than a Qualified Pre-Retirement Survivor Annuity. Furthermore, the Participant's spouse will be the Beneficiary of the Participant's entire Vested interest in the Plan unless an election is made to waive the spouse as Beneficiary. The other provisions in
         Section 6.2 shall be applied by treating the death benefit in this subsection as though it is a Qualified Pre-Retirement Survivor Annuity.

     (d) Except to the extent otherwise provided in this Section, the provisions of Sections 6.2, 6.5 and 6.6 regarding spousal consent shall be inoperative with respect to this Plan.

     (e) If a distribution is one to which Code Sections 401(a)(11) and 417 do not apply, such distribution may commence less than thirty (30) days after the notice required under Regulation 1.411(a)-11(c) is given, provided that:

         (1) the Plan Administrator clearly informs the Participant that the Participant has a right to a period of at least thirty (30) days after the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and

         (2) the Participant, after receiving the notice, affirmatively elects a distribution.

6.13 QUALIFIED DOMESTIC RELATIONS ORDER DISTRIBUTION

     All rights and benefits, including elections, provided to a Participant in this Plan shall be subject to the rights afforded to any "alternate payee" under a "qualified domestic relations order." Furthermore, a distribution to an "alternate payee" shall be permitted if such distribution is authorized by a "qualified domestic relations order," even if the affected Participant has not reached the "earliest retirement age" under the Plan. For the purposes of this Section, "alternate payee," "qualified domestic relations order" and "earliest retirement age" shall have the meanings set forth under Code Section 414(p).

6.14 DIRECT ROLLOVERS

     (a) Notwithstanding any provision of the Plan to the contrary that would otherwise limit a "distributee's" election under this Section, a "distributee" may elect, at the time and in the manner prescribed by the Administrator, to have any portion of an "eligible rollover distribution" that is equal to at least $500 paid directly to an "eligible retirement plan" specified by the "distributee" in a "direct rollover."

     (b) For purposes of this Section, the following definitions shall apply:

         (1) An "eligible rollover distribution" means any distribution described in Code Section 402(c)(4) and generally includes any distribution of all or any portion of the balance to the credit of the distributee, except that an "eligible rollover distribution" does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the "distributee" or the joint lives (or joint life expectancies) of the "distributee" and the "distributee's" designated beneficiary, or for a specified period of ten (10) years or more; any distribution to the extent such distribution is required under Code Section 401(a)(9); the portion of any other distribution(s) that is not includible in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities); for distributions made after December 31, 1998, any hardship distribution described in Code Section 401(k)(2)(B)(i)(IV); and any other distribution reasonably expected to total less than $200 during a year.

         (2) An "eligible retirement plan" is an individual retirement account described in Code Section 408(a), an individual retirement annuity described in Code Section 408(b), an annuity plan described in Code Section 403(a), or a qualified plan described in Code Section 401(a), that accepts the "distributee's" "eligible rollover distribution." However, in the case of an "eligible rollover distribution" to the surviving spouse, an "eligible retirement plan" is an individual retirement account or individual retirement annuity.

         (3) A "distributee" includes an Employee or former Employee. In addition, the Employee's or former Employee's surviving spouse and the Employee's or former Employee's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in Code Section 414(p), are distributees with regard to the interest of the spouse or former spouse.

         (4) A "direct rollover" is a payment by the Plan to the "eligible retirement plan" specified by the "distributee."

6.15 TRANSFER OF ASSETS FROM A MONEY PURCHASE PLAN

     (a) This Section shall be effective as of the following date:

         (1) for Plans not entitled to extended reliance as described in Revenue Ruling 94-76, the first day of the first Plan Year beginning on or after December 12, 1994, or if later, 90 days after December 12, 1994; or

         (2) for Plans entitled to extended reliance as described in Revenue Ruling 94-76, as of the first day of the first Plan Year following the Plan Year in which the extended reliance period applicable to the Plan ends. However, in the event of a transfer of assets to the Plan from a money purchase plan that occurs after the date of the most recent determination letter, the effective date of the amendment shall be the date immediately preceding the date of such transfer of assets.

     (b) Notwithstanding any provision of this Plan to the contrary, to the extent that any optional form of benefit under this Plan permits a distribution prior to the Employee's retirement, death, disability, or severance from employment, and prior to Plan termination, the optional form of benefit is not available with respect to benefits attributable to assets (including the post-transfer earnings thereon) and liabilities that are transferred, within the meaning of Code Section 414(l), to this Plan from a money purchase pension plan qualified under Code Section 401(a) (other than any portion of those assets and liabilities attributable to after-tax voluntary Employee contributions or to a direct or indirect rollover contribution).

6.16 ELECTIVE TRANSFERS OF BENEFITS TO OTHER PLANS

     (a) If a voluntary, fully-informed election is made by a Participant, then if the conditions set forth herein are satisfied, a Participant's entire benefit may be transferred between qualified plans (other than any direct rollover described in Q&A-3 of Regulation 1.401(a)(31)-1). As an alternative to the transfer, the Participant may elect to retain the Participant's "Section 411(d)(6) protected benefits" under the Plan (or, if the plan is terminating, to receive any optional form of benefit for which the Participant is eligible under the plan as required by Code Section 411(d)(6)). A transfer between qualified plans may only be made pursuant to this subsection if the following additional requirements are met:

              (i) The transfer occurs at a time at which the participant's benefits are distributable. A Participant's benefits are distributable on a particular date if, on that date, the Participant is eligible, under the terms of the Plan, to receive an immediate distribution of these benefits (e.g., in the form of an immediately commencing annuity) from that plan under provisions of the plan not inconsistent with Code
                  Section 401(a);

              (ii)For transfers that occur on or after January 1, 2002, the transfer occurs at a time at which the Participant is not eligible to receive an immediate distribution of the participant's entire nonforfeitable accrued benefit in a single-sum distribution that would consist entirely of an eligible rollover distribution within the meaning of Code
                  Section 401(a)(31)(C);

              (iii) The participant is fully Vested in the transferred benefit in the transferee plan;

              (iv)In the case of a transfer from a defined contribution plan to a defined benefit plan, the defined benefit plan provides a minimum benefit, for each Participant whose benefits are transferred, equal to the benefit, expressed as an annuity payable at normal retirement age, that is derived solely on the basis of the amount transferred with respect to such Participant; and

              (v) The amount of the benefit transferred, together with the amount of any contemporaneous Code Section 401(a)(31) direct rollover to the transferee plan, equals the Participant's entire nonforfeitable accrued benefit under the Plan.

     (b) If a voluntary, fully-informed election is made by a Participant, then if the conditions set forth herein are satisfied, a Participant's entire benefit may be transferred between qualified defined contribution plans (other than any direct rollover described in Q&A-3 of Regulation 1.401(a)(31)-1). As an alternative to the transfer, the Participant may elect to retain the Participant's "Section 411(d)(6) protected benefits" under the Plan (or, if the plan is terminating, to receive any optional form of benefit for which the Participant is eligible under the plan as required by Code Section 411(d)(6)). A transfer between qualified plans may only be made pursuant to this subsection if the following additional requirements are met:

              (i) To the extent the benefits are transferred from a money purchase pension plan, the transferee plan must be a money purchase pension plan. To the extent the benefits being transferred are part of a qualified cash or deferred arrangement under Code Section 401(k), the benefits must be transferred to a qualified cash or deferred arrangement under Code Section 401(k). Benefits transferred from a profit-sharing plan other than from a qualified cash or deferred arrangement, or from a stock bonus plan other than an employee stock ownership plan, may be transferred to any type of defined contribution plan; and

              (ii)The transfer must be made either in connection with an asset or stock acquisition, merger, or other similar transaction involving a change in employer of the employees of a trade or business (i.e., an acquisition or disposition within the meaning of Regulation 1.410(b)-2(f)) or in connection with the Participant's change in employment status to an employment status with respect to which the Participant is not entitled to additional allocations under the Plan.

--------------------------------------------------------------------------------
                                   ARTICLE VII
                              TRUSTEE AND CUSTODIAN
--------------------------------------------------------------------------------

7.1  BASIC RESPONSIBILITIES OF THE TRUSTEE

     (a) The provisions of this Article, other than Section 7.6, shall not apply to this Plan if a separate trust agreement is being used as specified in the Adoption Agreement.

     (b) The Trustee is accountable to the Employer for the funds contributed to the Plan by the Employer, but the Trustee does not have any duty to see that the contributions received comply with the provisions of the Plan. The Trustee is not obligated to collect any contributions from the Employer, nor is it under a duty to see that funds deposited with it are deposited in accordance with the provisions of the Plan.

     (c) The Trustee will credit and distribute the Trust Fund as directed by the Administrator. The Trustee is not obligated to inquire as to whether any payee or distributee is entitled to any payment or whether the distribution is proper or within the terms of the Plan, or whether the manner of making any payment or distribution is proper. The Trustee is accountable only to the Administrator for any payment or distribution made by it in good faith on the order or direction of the Administrator.

     (d) In the event that the Trustee shall be directed by a Participant (pursuant to the Participant Direction Procedures if the Plan permits Participant directed investments), the Employer, or an Investment Manager or other agent appointed by the Employer with respect to the investment of any or all Plan assets, the Trustee shall have no liability with respect to the investment of such assets, but shall be responsible only to execute such investment instructions as so directed.

         (1) The Trustee shall be entitled to rely fully on the written (or other form acceptable to the Administrator and the Trustee, including but not limited to, voice recorded) instructions of a Participant (pursuant to the Participant Direction Procedures), the Employer, or any Fiduciary or nonfiduciary agent of the Employer, in the discharge of such duties, and shall not be liable for any loss or other liability resulting from such direction (or lack of direction) of the investment of any part of the Plan assets.

         (2) The Trustee may delegate the duty of executing such instructions to any nonfiduciary agent, which may be an affiliate of the Trustee or any Plan representative.

         (3) The Trustee may refuse to comply with any direction from the Participant in the event the Trustee, in its sole and absolute discretion, deems such direction improper by virtue of applicable law. The Trustee shall not be responsible or liable for any loss or expense that may result from the Trustee's refusal or failure to comply with any direction from the Participant.

         (4) Any costs and expenses related to compliance with the Participant's directions shall be borne by the Participant's Directed Account, unless paid by the Employer.

         (5) Notwithstanding anything herein above to the contrary, the Trustee shall not invest any portion of a Participant's Directed Account in "collectibles" within the meaning of Code Section 408(m).

     (e) The Trustee will maintain records of receipts and disbursements and furnish to the Employer and/or Administrator for each Plan Year a written annual report pursuant to Section 7.9.

     (f) The Trustee may employ a bank or trust company pursuant to the terms of its usual and customary bank agency agreement, under which the duties of such bank or trust company shall be of a custodial, clerical and record-keeping nature.

     (g) The Trustee may employ and pay from the Trust Fund reasonable compensation to agents, attorneys, accountants and other persons to advise the Trustee as in its opinion may be necessary. The Trustee may delegate to any agent, attorney, accountant or other person selected by it any non-Trustee power or duty vested in it by the Plan, and the Trustee may act or refrain from acting on the advice or opinion of any such person.

7.2  INVESTMENT POWERS AND DUTIES OF DISCRETIONARY TRUSTEE

      (a)This Section applies if the Employer, in the Adoption Agreement or as otherwise agreed upon by the Employer and the Trustee, designates the Trustee to administer all or a portion of the trust as a discretionary Trustee. If so designated, then the Trustee has the discretion and authority to invest, manage, and control those Plan assets except, however, with respect to those assets which are subject to the investment direction of a Participant (if Participant directed investments are permitted), or an Investment Manager, the Administrator, or other agent appointed by the Employer. The exercise of any investment discretion hereunder shall be consistent with the "funding policy and method" determined by the Employer.

     (b) The Trustee shall, except as otherwise provided in this Plan, invest and reinvest the Trust Fund to keep the Trust Fund invested without distinction between principal and income and in such securities or property, real or personal, wherever situated, as the Trustee shall deem advisable, including, but not limited to, common or preferred stocks, open-end or closed-end mutual funds, bonds and other evidences of indebtedness or ownership, and real estate or any interest therein. The Trustee shall at all times in making investments of the Trust Fund consider, among other factors, the short and long-term financial needs of the Plan on the basis of information furnished by the Employer. In making such investments, the Trustee shall not be restricted to securities or other property of the character expressly authorized by the applicable law for trust investments; however, the Trustee shall give due regard to any limitations imposed by the Code or the Act so that at all times this Plan may qualify as a qualified Plan and Trust.

     (c) The Trustee, in addition to all powers and authorities under common law, statutory authority, including the Act, and other provisions of this Plan, shall have the following powers and authorities to be exercised in the Trustee's sole discretion:

         (1) To purchase, or subscribe for, any securities or other property and to retain the same. In conjunction with the purchase of securities, margin accounts may be opened and maintained;

         (2) To sell, exchange, convey, transfer, grant options to purchase, or otherwise dispose of any securities or other property held by the Trustee, by private contract or at public auction. No person dealing with the Trustee shall be bound to see to the application of the purchase money or to inquire into the validity, expediency, or propriety of any such sale or other disposition, with or without advertisement;

         (3) To vote upon any stocks, bonds, or other securities; to give general or special proxies or powers of attorney with or without power of substitution; to exercise any conversion privileges, subscription rights or other options, and to make any payments incidental thereto; to oppose, or to consent to, or otherwise participate in, corporate reorganizations or other changes affecting corporate securities, and to delegate discretionary powers, and to pay any assessments or charges in connection therewith; and generally to exercise any of the powers of an owner with respect to stocks, bonds, securities, or other property. However, the Trustee shall not vote proxies relating to securities for which it has not been assigned full investment management responsibilities. In those cases where another party has such investment authority or discretion, the Trustee will deliver all proxies to said party who will then have full responsibility for voting those proxies;

         (4) To cause any securities or other property to be registered in the Trustee's own name, in the name of one or more of the Trustee's nominees, in a clearing corporation, in a depository, or in book entry form or in bearer form, but the books and records of the Trustee shall at all times show that all such investments are part of the Trust Fund;

         (5) To invest in a common, collective, or pooled trust fund (the provisions of which are incorporated herein by reference) maintained by any Trustee (or any affiliate of such Trustee) hereunder pursuant to Revenue Ruling 81-100, all or such part of the Trust Fund as the Trustee may deem advisable, and the part of the Trust Fund so transferred shall be subject to all the terms and provisions of the common, collective, or pooled trust fund which contemplate the commingling for investment purposes of such trust assets with trust assets of other trusts. The name of the trust fund may be specified in an addendum to the Adoption Agreement. The Trustee may withdraw from such common, collective, or pooled trust fund all or such part of the Trust Fund as the Trustee may deem advisable;

         (6) To borrow or raise money for the purposes of the Plan in such amount, and upon such terms and conditions, as the Trustee shall deem advisable; and for any sum so borrowed, to issue a promissory note as Trustee, and to secure the repayment thereof by pledging all, or any part, of the Trust Fund; and no person lending money to the Trustee shall be bound to see to the application of the money lent or to inquire into the validity, expediency, or propriety of any borrowing;

         (7) To accept and retain for such time as it may deem advisable any securities or other property received or acquired by it as Trustee hereunder, whether or not such securities or other property would normally be purchased as investments hereunder;

         (8) To make, execute, acknowledge, and deliver any and all documents of transfer and conveyance and any and all other instruments that may be necessary or appropriate to carry out the powers herein granted;

         (9) To settle, compromise, or submit to arbitration any claims, debts, or damages due or owing to or from the Plan, to commence or defend suits or legal or administrative proceedings, and to represent the Plan in all suits and legal and administrative proceedings;

         (10) To employ suitable agents and counsel and to pay their reasonable expenses and compensation, and such agents or counsel may or may not be an agent or counsel for the Employer;

         (11) To apply for and procure from the Insurer as an investment of the Trust Fund any annuity or other Contracts (on the life of any Participant, or in the case of a Profit Sharing Plan (including a 401(k) plan), on the life of any person in whom a Participant has an insurable interest, or on the joint lives of a Participant and any person in whom the Participant has an insurable interest) as the Administrator shall deem proper; to exercise, at any time or from time to time, whatever rights and privileges may be granted under such annuity, or other Contracts; to collect, receive, and settle for the proceeds of all such annuity, or other Contracts as and when entitled to do so under the provisions thereof;

         (12) To invest funds of the Trust in time deposits or savings accounts bearing a reasonable rate of interest or in cash or cash balances without liability for interest thereon, including the specific authority to invest in any type of deposit of the Trustee (or of a financial institution related to the Trustee);

         (13) To invest in Treasury Bills and other forms of United States government obligations;

         (14) To sell, purchase and acquire put or call options if the options are traded on and purchased through a national securities exchange registered under the Securities Exchange Act of 1934, as amended, or, if the options are not traded on a national securities exchange, are guaranteed by a member firm of the New York Stock Exchange regardless of whether such options are covered;

         (15) To deposit monies in federally insured savings accounts or certificates of deposit in banks or savings and loan associations including the specific authority to make deposit into any savings accounts or certificates of deposit of the Trustee (or a financial institution related to the Trustee);

         (16) To pool all or any of the Trust Fund, from time to time, with assets belonging to any other qualified employee pension benefit trust created by the Employer or any Affiliated Employer, and to commingle such assets and make joint or common investments and carry joint accounts on behalf of this Plan and Trust and such other trust or trusts, allocating undivided shares or interests in such investments or accounts or any pooled assets of the two or more trusts in accordance with their respective interests; and

         (17) To do all such acts and exercise all such rights and privileges, although not specifically mentioned herein, as the Trustee may deem necessary to carry out the purposes of the Plan.

7.3  INVESTMENT POWERS AND DUTIES OF NONDISCRETIONARY TRUSTEE

     (a) This Section applies if the Employer, in the Adoption Agreement or as otherwise agreed upon by the Employer and the Trustee, designates the Trustee to administer all or a portion of the trust as a nondiscretionary Trustee. If so designated, then the Trustee shall have no discretionary authority to invest, manage, or control those Plan assets, but must act solely as a directed Trustee of those Plan assets. A nondiscretionary Trustee, as directed Trustee of the Plan funds it holds, is authorized and empowered, by way of limitation, with the powers, rights and duties set forth herein and in Section 7.14, each of which the nondiscretionary Trustee exercises solely as directed Trustee in accordance with the direction of the party which has the authority to manage and control the investment of the Plan assets. If no directions are provided to the Trustee, the Employer will provide necessary direction. Furthermore, the Employer and the nondiscretionary Trustee may, in writing, limit the powers of the nondiscretionary Trustee to any combination of powers listed within this Section.

     (b) The Trustee, in addition to all powers and authorities under common law, statutory authority, including the Act, and other provisions of this Plan, shall have the following powers and authorities:

         (1) To invest the assets, without distinction between principal and income, in securities or property, real or personal, wherever situated, including, but not limited to, common or preferred stocks, open-end or closed-end mutual funds, bonds and other evidences of indebtedness or ownership, and real estate or any interest therein. In making such investments, the Trustee shall not be restricted to securities or other property of the character expressly authorized by the applicable law for trust investments; however, the Trustee shall give due regard to any limitations imposed by the Code or the Act so that at all times this Plan may qualify as a qualified Plan and Trust.

         (2) To purchase, or subscribe for, any securities or other property and to retain the same. In conjunction with the purchase of securities, margin accounts may be opened and maintained;

         (3) To sell, exchange, convey, transfer, grant options to purchase, or otherwise dispose of any securities or other property held by the Trustee, by private contract or at public auction. No person dealing with the Trustee shall be bound to see to the application of the purchase money or to inquire into the validity, expediency, or propriety of any such sale or other disposition, with or without advertisement;

         (4) At the direction of the party which has the authority or discretion, to vote upon any stocks, bonds, or other securities; to give general or special proxies or powers of attorney with or without power of substitution; to exercise any conversion privileges, subscription rights or other options, and to make any payments incidental thereto; to oppose, or to consent to, or otherwise participate in, corporate reorganizations or other changes affecting corporate securities, and to delegate powers, and pay any assessments or charges in connection therewith; and generally to exercise any of the powers of an owner with respect to stocks, bonds, securities, or other property;

         (5) To cause any securities or other property to be registered in the Trustee's own name, in the name of one or more of the Trustee's nominees, in a clearing corporation, in a depository, or in book entry form or in bearer form, but the books and records of the Trustee shall at all times show that all such investments are part of the Trust Fund;

         (6) To invest in a common, collective, or pooled trust fund (the provisions of which are incorporated herein by reference) maintained by any Trustee (or any affiliate of such Trustee) hereunder pursuant to Revenue Ruling 81-100, all or such part of the Trust Fund as the party which has the authority to manage and control the investment of the assets shall deem advisable, and the part of the Trust Fund so transferred shall be subject to all the terms and provisions of the common, collective, or pooled trust fund which contemplate the commingling for investment purposes of such trust assets with trust assets of other trusts. The name of the trust fund may be specified in an addendum to the Adoption Agreement;

         (7) To borrow or raise money for the purposes of the Plan in such amount, and upon such terms and conditions, as the Trustee shall deem advisable; and for any sum so borrowed, to issue a promissory note as Trustee, and to secure the repayment thereof by pledging all, or any part, of the Trust Fund; and no person lending money to the Trustee shall be bound to see to the application of the money lent or to inquire into the validity, expediency, or propriety of any borrowing;

         (8) To make, execute, acknowledge, and deliver any and all documents of transfer and conveyance and any and all other instruments that may be necessary or appropriate to carry out the powers herein granted;

         (9) To settle, compromise, or submit to arbitration any claims, debts, or damages due or owing to or from the Plan, to commence or defend suits or legal or administrative proceedings, and to represent the Plan in all suits and legal and administrative proceedings;

         (10) To employ suitable agents and counsel and to pay their reasonable expenses and compensation, and such agent or counsel may or may not be an agent or counsel for the Employer;

         (11) To apply for and procure from the Insurer as an investment of the Trust Fund any annuity or other Contracts (on the life of any Participant, or in the case of a Profit Sharing Plan (including a 401(k) plan), on the life of any person in whom a Participant has an insurable interest, or on the joint lives of a Participant and any person in whom the Participant has an insurable interest) as the Administrator shall deem proper; to exercise, at the direction of the person with the authority to do so, whatever rights and privileges may be granted under such annuity or other Contracts; to collect, receive, and settle for the proceeds of all such annuity or other Contracts as and when entitled to do so under the provisions thereof;

         (12) To invest funds of the Trust in time deposits or savings accounts bearing a reasonable rate of interest or in cash or cash balances without liability for interest thereon, including the specific authority to invest in any type of deposit of the Trustee (or of a financial institution related to the Trustee);

         (13) To invest in Treasury Bills and other forms of United States government obligations;

         (14) To sell, purchase and acquire put or call options if the options are traded on and purchased through a national securities exchange registered under the Securities Exchange Act of 1934, as amended, or, if the options are not traded on a national securities exchange, are guaranteed by a member firm of the New York Stock Exchange regardless of whether such options are covered;

         (15) To deposit monies in federally insured savings accounts or certificates of deposit in banks or savings and loan associations including the specific authority to make deposit into any savings accounts or certificates of deposit of the Trustee (or a financial institution related to the Trustee); and

         (16) To pool all or any of the Trust Fund, from time to time, with assets belonging to any other qualified employee pension benefit trust created by the Employer or any Affiliated Employer, and to commingle such assets and make joint or common investments and carry joint accounts on behalf of this Plan and such other trust or trusts, allocating undivided shares or interests in such investments or accounts or any pooled assets of the two or more trusts in accordance with their respective interests.

7.4  POWERS AND DUTIES OF CUSTODIAN

     If there is a discretionary Trustee, the Employer may appoint a custodian. A custodian has the same powers, rights and duties as a nondiscretionary Trustee. Any reference in the Plan to a Trustee also is a reference to a custodian unless the context of the Plan indicates otherwise. A limitation of the Trustee's liability by Plan provision also acts as a limitation of the custodian's liability. Any action taken by the custodian at the discretionary Trustee's direction satisfies any provision in the Plan referring to the Trustee taking that action. The resignation or removal of the custodian shall be made in accordance with Section 7.11 as though the custodian were a Trustee.

7.5  LIFE INSURANCE

(a) The Trustee, at the direction of the Administrator and pursuant to instructions from the individual designated in the Adoption Agreement for such purpose and subject to the conditions set forth in the Adoption Agreement, shall ratably apply for, own, and pay all premiums on Contracts on the lives of the Participants or, in the case of Profit Sharing Plan (including a 401(k) plan), on the life of any person in whom the Participant has an insurable interest or on the joint lives of a Participant and any person in whom the Participant has an insurable interest. Any initial or additional Contract purchased on behalf of a Participant shall have a face amount of not less than $1,000, the amount set forth in the Adoption Agreement, or the limitation of the Insurer, whichever is greater. If a life insurance Contract is to be purchased for a Participant or Former Participant, then the aggregate premium for ordinary life insurance for each Participant or Former Participant must be less than 50% of the aggregate contributions and Forfeitures allocated to the Participant's or Former Participant's Combined Account. For purposes of this limitation, ordinary life insurance Contracts are Contracts with both non-decreasing death benefits and non-increasing premiums. If term insurance or universal life insurance is purchased, then the aggregate premium must be 25% or less of the aggregate contributions and Forfeitures allocated to the Participant's or Former Participant's Combined Account. If both term insurance and ordinary life insurance are purchased, then the premium for term insurance plus one-half of the premium for ordinary life insurance may not in the aggregate exceed 25% of the aggregate Employer contributions and Forfeitures allocated to the Participant's or Former Participant's Combined Account. Notwithstanding the preceding, the limitations imposed herein with respect to the purchase of life insurance shall not apply, in the case of a Profit Sharing Plan (including a 401(k) plan), to the portion of the Participant's Account that has accumulated for at least two (2) Plan Years or to the entire Participant's Account if the Participant has been a Participant in the Plan for at least five (5) years. Amounts transferred to this Plan in accordance with Section 4.6(e)(ii),
     (iii) or (v) and a Participant's or Former Participant's Voluntary Contribution Account may be used to purchase Contracts without limitation.

     (b) The Trustee must distribute the Contracts to the Participant or Former Participant or convert the entire value of the Contracts at or before retirement into cash or provide for a periodic income so that no portion of such value may be used to continue life insurance protection beyond commencement of benefits. Furthermore, if a Contract is purchased on the joint lives of the Participant and another person and such other person predeceases the Participant, then the Contract may not be maintained under this Plan.

     (c) Notwithstanding anything herein above to the contrary, amounts credited to a Participant's Qualified Voluntary Employee Contribution Account pursuant to Section 4.9, shall not be applied to the purchase of life insurance Contracts. Furthermore, no life insurance Contracts shall be required to be obtained on an individual's life if, for any reason (other than the nonpayment of premiums) the Insurer will not issue a Contract on such individual's life.

     (d) The Trustee will be the owner of any life insurance Contract purchased under the terms of this Plan. The Contract must provide that the proceeds will be payable to the Trustee; however, the Trustee shall be required to pay over all proceeds of the Contract to the Participant's designated Beneficiary in accordance with the distribution provisions of Article VI. A Participant's spouse will be the designated Beneficiary pursuant to Section 6.2, unless a qualified election has been made in accordance with Sections 6.5 and 6.6 of the Plan, if applicable. Under no circumstances shall the Trust retain any part of the proceeds that are in excess of the cash surrender value immediately prior to death. However, the Trustee shall not pay the proceeds in a method that would violate the requirements of the Retirement Equity Act of 1984, as stated in Article VI of the Plan, or Code Section 401(a)(9) and the Regulations thereunder. In the event of any conflict between the terms of this Plan and the terms of any insurance Contract purchased hereunder, the Plan provisions shall control.

7.6  LOANS TO PARTICIPANTS

     (a) If specified in the Adoption Agreement, the Trustee (or the Administrator if the Trustee is a nondiscretionary Trustee or if loans are treated as Participant directed investments pursuant to the Adoption Agreement) may, in the Trustee's (or, if applicable, the Administrator's) sole discretion, make loans to Participants or Beneficiaries under the following circumstances: (1) loans shall be made available to all Participants and Beneficiaries on a reasonably equivalent basis; (2) loans shall not be made available to Highly Compensated Employees in an amount greater than the amount made available to other Participants; (3) loans shall bear a reasonable rate of interest; (4) loans shall be adequately secured; and (5) loans shall provide for periodic repayment over a reasonable period of time. Furthermore, no Participant loan shall exceed the Participant's Vested interest in the Plan.

     (b) Loans shall not be made to any Shareholder-Employee or Owner-Employee (including an Owner-Employee's family members as defined in Code
         Section 267(c)(4)) unless an exemption for such loan is obtained pursuant to Act Section 408 or such loan would otherwise not be a prohibited transaction pursuant to Code Section 4975 and Act Section 408.

     (c) An assignment or pledge of any portion of a Participant's interest in the Plan and a loan, pledge, or assignment with respect to any insurance Contract purchased under the Plan, shall be treated as a loan under this Section.

     (d) If the Vested interest of a Participant is used to secure any loan made pursuant to this Section, then the written (or such other form as permitted by the IRS) consent of the Participant's spouse shall be required in a manner consistent with Section 6.5(a), provided the spousal consent requirements of such Section apply to the Plan. Such consent must be obtained within the 90-day period prior to the date the loan is made. Any security interest held by the Plan by reason of an outstanding loan to the Participant or Former Participant shall be taken into account in determining the amount of the death benefit or Pre-Retirement Survivor Annuity. However, unless the loan program established pursuant to this Section provides otherwise, no spousal consent shall be required under this paragraph if the total interest subject to the security is not in excess of $5,000 (or, $3,500 effective for loans made prior to the later of the first day of the first Plan Year beginning after August 5, 1997, or the date specified in the Adoption Agreement).

     (e) The Administrator shall be authorized to establish a participant loan program to provide for loans under the Plan. The loan program shall be established in accordance with Department of Labor Regulation Section 2550.408(b)-1(d)(2) providing for loans by the Plan to parties-in-interest under said Plan, such as Participants or Beneficiaries. In order for the Administrator to implement such loan program, a separate written document forming a part of this Plan must be adopted, which document shall specifically include, but need not be limited to, the following:

         (1) the identity of the person or positions authorized to administer the Participant loan program;

         (2) a procedure for applying for loans;

         (3) the basis on which loans will be approved or denied;

         (4) limitations, if any, on the types and amounts of loans offered;

         (5) the procedure under the program for determining a reasonable rate of interest;

         (6) the types of collateral which may secure a Participant loan; and

         (7) the events constituting default and the steps that will be taken to preserve Plan assets in the event such default.

     (f) Notwithstanding anything in this Plan to the contrary, if a Participant or Beneficiary defaults on a loan made pursuant to this Section that is secured by the Participant's interest in the Plan, then a Participant's interest may be offset by the amount subject to the security to the extent there is a distributable event permitted by the Code or Regulations.

     (g) Notwithstanding anything in this Section to the contrary, if this is an amendment and restatement of an existing Plan, any loans made prior to the date this amendment and restatement is adopted shall be subject to the terms of the Plan in effect at the time such loan was made.

7.7  MAJORITY ACTIONS

     Except where there has been an allocation and delegation of powers, if there shall be more than one Trustee, they shall act by a majority of their number, but may authorize one or more of them to sign papers on their behalf.

7.8  TRUSTEE'S COMPENSATION AND EXPENSES AND TAXES

     The Trustee shall be paid such reasonable compensation as set forth in the Trustee's fee schedule (if the Trustee has such a schedule) or as agreed upon in writing by the Employer and the Trustee. However, an individual serving as Trustee who already receives full-time compensation from the Employer shall not receive compensation from this Plan. In addition, the Trustee shall be reimbursed for any reasonable expenses, including reasonable counsel fees incurred by it as Trustee. Such compensation and expenses shall be paid from the Trust Fund unless paid or advanced by the Employer. All taxes of any kind whatsoever that may be levied or assessed under existing or future laws upon, or in respect of, the Trust Fund or the income thereof, shall be paid from the Trust Fund.

7.9  ANNUAL REPORT OF THE TRUSTEE

     (a) Within a reasonable period of time after the later of the Anniversary Date or receipt of the Employer's contribution for each Plan Year, the Trustee, or its agent, shall furnish to the Employer and Administrator a written statement of account with respect to the Plan Year for which such contribution was made setting forth:

         (1) the net income, or loss, of the Trust Fund;

         (2) the gains, or losses, realized by the Trust Fund upon sales or other disposition of the assets;

         (3) the increase, or decrease, in the value of the Trust Fund;

         (4) all payments and distributions made from the Trust Fund; and

         (5) such further information as the Trustee and/or Administrator deems appropriate.

     (b) The Employer, promptly upon its receipt of each such statement of account, shall acknowledge receipt thereof in writing and advise the Trustee and/or Administrator of its approval or disapproval thereof. Failure by the Employer to disapprove any such statement of account within thirty (30) days after its receipt thereof shall be deemed an approval thereof. The approval by the Employer of any statement of account shall be binding on the Employer and the Trustee as to all matters contained in the statement to the same extent as if the account of the Trustee had been settled by judgment or decree in an action for a judicial settlement of its account in a court of competent jurisdiction in which the Trustee, the Employer and all persons having or claiming an interest in the Plan were parties. However, nothing contained in this Section shall deprive the Trustee of its right to have its accounts judicially settled if the Trustee so desires.

7.10 AUDIT

     (a) If an audit of the Plan's records shall be required by the Act and the regulations thereunder for any Plan Year, the Administrator shall engage on behalf of all Participants an independent qualified public accountant for that purpose. Such accountant shall, after an audit of the books and records of the Plan in accordance with generally accepted auditing standards, within a reasonable period after the close of the Plan Year, furnish to the Administrator and the Trustee a report of the audit setting forth the accountant's opinion as to whether any statements, schedules or lists, that are required by Act Section 103 or the Secretary of Labor to be filed with the Plan's annual report, are presented fairly in conformity with generally accepted accounting principles applied consistently.

     (b) All auditing and accounting fees shall be an expense of and may, at the election of the Employer, be paid from the Trust Fund.

     (c) If some or all of the information necessary to enable the Administrator to comply with Act Section 103 is maintained by a bank, insurance company, or similar institution, regulated, supervised, and subject to periodic examination by a state or federal agency, then it shall transmit and certify the accuracy of that information to the Administrator as provided in Act Section 103(b) within one hundred twenty (120) days after the end of the Plan Year or such other date as may be prescribed under regulations of the Secretary of Labor.

7.11 RESIGNATION, REMOVAL AND SUCCESSION OF TRUSTEE

     (a) Unless otherwise agreed to by both the Trustee and the Employer, a Trustee may resign at any time by delivering to the Employer, at least thirty (30) days before its effective date, a written notice of resignation.

     (b) Unless otherwise agreed to by both the Trustee and the Employer, the Employer may remove a Trustee at any time by delivering to the Trustee, at least thirty (30) days before its effective date, a written notice of such Trustee's removal.

     (c) Upon the death, resignation, incapacity, or removal of any Trustee, a successor may be appointed by the Employer; and such successor, upon accepting such appointment in writing and delivering same to the Employer, shall, without further act, become vested with all the powers and responsibilities of the predecessor as if such successor had been originally named as a Trustee herein. Until such a successor is appointed, any remaining Trustee or Trustees shall have full authority to act under the terms of the Plan.

     (d) The Employer may designate one or more successors prior to the death, resignation, incapacity, or removal of a Trustee. In the event a successor is so designated by the Employer and accepts such designation, the successor shall, without further act, become vested with all the powers and responsibilities of the predecessor as if such successor had been originally named as Trustee herein immediately upon the death, resignation, incapacity, or removal of the predecessor.

     (e) Whenever any Trustee hereunder ceases to serve as such, the Trustee shall furnish to the Employer and Administrator a written statement of account with respect to the portion of the Plan Year during which the individual or entity served as Trustee. This statement shall be either
         (i) included as part of the annual statement of account for the Plan Year required under Section 7.9 or (ii) set forth in a special statement. Any such special statement of account should be rendered to the Employer no later than the due date of the annual statement of account for the Plan Year. The procedures set forth in Section 7.9 for the approval by the Employer of annual statements of account shall apply to any special statement of account rendered hereunder and approval by the Employer of any such special statement in the manner provided in Section 7.9 shall have the same effect upon the statement as the Employer's approval of an annual statement of account. No successor to the Trustee shall have any duty or responsibility to investigate the acts or transactions of any predecessor who has rendered all statements of account required by Section 7.9 and this subparagraph.

7.12 TRANSFER OF INTEREST

     Notwithstanding any other provision contained in this Plan, the Trustee at the direction of the Administrator shall transfer the interest, if any, of a Participant to another trust forming part of a pension, profit sharing, or stock bonus plan that meets the requirements of Code Section 401(a), provided that the trust to which such transfers are made permits the transfer to be made.

7.13 TRUSTEE INDEMNIFICATION

     The Employer agrees to indemnify and hold harmless the Trustee against any and all claims, losses, damages, expenses and liabilities the Trustee may incur in the exercise and performance of the Trustee's powers and duties hereunder, unless the same are determined to be due to gross negligence or willful misconduct.

7.14 EMPLOYER SECURITIES AND REAL PROPERTY

     The Trustee shall be empowered to acquire and hold "qualifying Employer securities" and "qualifying Employer real property," as those terms are defined in the Act. However, no more than one hundred percent (100%), in the case of a Profit Sharing Plan or 401(k) Plan, or ten percent (10%), in the case of a Money Purchase Plan, of the fair market value of all the assets in the Trust Fund may be invested in "qualifying Employer securities" and "qualifying Employer real property."

     Notwithstanding the preceding, for Plan Years beginning after December 31, 1998, if the Plan does not permit Participants to direct the investment of their Participants' Elective Deferral Accounts, then the Trustee shall only be permitted to acquire or hold "qualifying Employer securities" and "qualifying Employer real property" to the extent permitted under Act
     Section 407.

--------------------------------------------------------------------------------
                                  ARTICLE VIII
                       AMENDMENT, TERMINATION AND MERGERS
--------------------------------------------------------------------------------

8.1  AMENDMENT

     (a) The Employer shall have the right at any time to amend this Plan subject to the limitations of this Section. However, any amendment that affects the rights, duties or responsibilities of the Trustee or Administrator may only be made with the Trustee's or Administrator's written consent. Any such amendment shall become effective as provided therein upon its execution. The Trustee shall not be required to execute any such amendment unless the amendment affects the duties of the Trustee hereunder.

     (b) The Employer may (1) change the choice of options in the Adoption Agreement, (2) add any addendum to the Adoption Agreement that is specifically permitted pursuant to the terms of the Plan; (3) add overriding language to the Adoption Agreement when such language is necessary to satisfy Code Sections 415 or 416 because of the required aggregation of multiple plans, and (4) add certain model amendments published by the Internal Revenue Service which specifically provide that their adoption will not cause the Plan to be treated as an individually designed plan. An Employer that amends the Plan for any other reason, including a waiver of the minimum funding requirement under Code Section 412(d), will no longer participate in this Prototype Plan and this Plan will be considered to be an individually designed plan. Notwithstanding the preceding, the attachment to the Adoption Agreement of any addendum specifically authorized by the Plan or a list of any "Section 411(d)(6) protected benefits" which must be preserved shall not be considered an amendment to the Plan.

     (c) The Employer expressly delegates authority to the sponsor of this Prototype Plan, the right to amend each Employer's Plan by submitting a copy of the amendment to each Employer who has adopted this Prototype Plan, after first having received a ruling or favorable determination from the Internal Revenue Service that the Prototype Plan as amended qualifies under Code Section 401(a) and the Act (unless a ruling or determination is not required by the IRS). For purposes of this Section, the mass submitter shall be recognized as the agent of the sponsor. If the sponsor does not adopt any amendment made by the mass submitter, it will no longer be identical to, or a minor modifier of, the mass submitter plan.

     (d) No amendment to the Plan shall be effective if it authorizes or permits any part of the Trust Fund (other than such part as is required to pay taxes and administration expenses) to be used for or diverted to any purpose other than for the exclusive benefit of the Participants or their Beneficiaries or estates; or causes any reduction in the amount credited to the account of any Participant; or causes or permits any portion of the Trust Fund to revert to or become property of the Employer.

     (e) Except as permitted by Regulations (including Regulation 1.411(d)-4) or other IRS guidance, no Plan amendment or transaction having the effect of a Plan amendment (such as a merger, plan transfer or similar transaction) shall be effective if it eliminates or reduces any "Section 411(d)(6) protected benefit" or adds or modifies conditions relating to "Section 411(d)(6) protected benefits" which results in a further restriction on such benefits unless such "Section 411(d)(6) protected benefits" are preserved with respect to benefits accrued as of the later of the adoption date or effective date of the amendment. "Section 411(d)(6) protected benefits" are benefits described in Code
         Section 411(d)(6)(A), early retirement benefits and retirement-type subsidies, and optional forms of benefit. A Plan amendment that eliminates or restricts the ability of a Participant to receive payment of the Participant's interest in the Plan under a particular optional form of benefit will be permissible if the amendment satisfies the conditions in (1) and (2) below:

         (1) The amendment provides a single-sum distribution form that is otherwise identical to the optional form of benefit eliminated or restricted. For purposes of this condition (1), a single-sum distribution form is otherwise identical only if it is identical in all respects to the eliminated or restricted optional form of benefit (or would be identical except that it provides greater rights to the Participant) except with respect to the timing of payments after commencement.

         (2) The amendment is not effective unless the amendment provides that the amendment shall not apply to any distribution with an Annuity Starting Date earlier than the earlier of: (i) the ninetieth
              (90th) day after the date the Participant receiving the distribution has been furnished a summary that reflects the amendment and that satisfies the Act requirements at 29 CFR 2520.104b-3 (relating to a summary of material modifications) or
              (ii) the first day of the second Plan Year following the Plan Year in which the amendment is adopted.

8.2         TERMINATION

      (a)The Employer shall have the right at any time to terminate the Plan by delivering to the Trustee and Administrator written notice of such termination. Upon any full or partial termination, all amounts credited to the affected Participants' Combined Accounts shall become 100% Vested and shall not thereafter be subject to forfeiture, and all unallocated amounts, including Forfeitures, shall be allocated to the accounts of all Participants in accordance with the provisions hereof.

     (b) Upon the full termination of the Plan, the Employer shall direct the distribution of the assets to Participants in a manner that is consistent with and satisfies the provisions of Section 6.5. Distributions to a Participant shall be made in cash (or in property if permitted in the Adoption Agreement) or through the purchase of irrevocable nontransferable deferred commitments from the Insurer. Except as permitted by Regulations, the termination of the Plan shall not result in the reduction of "Section 411(d)(6) protected benefits" as described in Section 8.1(e).

8.3  MERGER, CONSOLIDATION OR TRANSFER OF ASSETS

     This Plan may be merged or consolidated with, or its assets and/or liabilities may be transferred to any other plan only if the benefits which would be received by a Participant of this Plan, in the event of a termination of the plan immediately after such transfer, merger or consolidation, are at least equal to the benefits the Participant would have received if the Plan had terminated immediately before the transfer, merger or consolidation and such transfer, merger or consolidation does not otherwise result in the elimination or reduction of any "Section 411(d)(6) protected benefits" as described in Section 8.1(e).

--------------------------------------------------------------------------------
                                   ARTICLE IX
                              TOP HEAVY PROVISIONS
--------------------------------------------------------------------------------

9.1  TOP HEAVY PLAN REQUIREMENTS

     Notwithstanding anything in this Plan to the contrary, for any Top Heavy Plan Year, the Plan shall provide the special vesting requirements of Code
     Section 416(b) pursuant to Section 6.4 of the Plan and the special minimum allocation requirements of Code Section 416(c) pursuant to Section 4.3(f) of the Plan. Except as otherwise provided in the Plan, the minimum allocation shall be an Employer Non-Elective Contribution and, if no vesting schedule has been selected in the Adoption Agreement, shall be subject to the 6 Year Graded vesting schedule described in the Adoption Agreement.

9.2  DETERMINATION OF TOP HEAVY STATUS

(a) This Plan shall be a Top Heavy Plan for any plan year beginning after December 31, 1983, if any of the following conditions exists:

         (1) if the "top heavy ratio" for this Plan exceeds sixty percent (60%) and this Plan is not part of any "required aggregation group" or "permissive aggregation group";

         (2) if this Plan is a part of a "required aggregation group" but not part of a "permissive aggregation group" and the "top heavy ratio" for the group of plans exceeds sixty percent (60%); or

         (3) if this Plan is a part of a "required aggregation group" and part of a "permissive aggregation group" and the "top heavy ratio" for the "permissive aggregation group" exceeds sixty percent (60%).

     (b) "Top heavy ratio" means, with respect to a "determination date":

         (1) If the Employer maintains one or more defined contribution plans (including any simplified employee pension plan (as defined in Code Section 408(k))) and the Employer has not maintained any defined benefit plan which during the 5-year period ending on the "determination date" has or has had accrued benefits, the top heavy ratio for this plan alone or for the "required aggregation group" or "permissive aggregation group" as appropriate is a fraction, the numerator of which is the sum of the account balances of all Key Employees as of the "determination date" (including any part of any account balance distributed in the 5-year period ending on the "determination date"), and the denominator of which is the sum of all account balances (including any part of any account balance distributed in the 5-year period ending on the "determination date"), both computed in accordance with Code Section 416 and the Regulations thereunder. Both the numerator and denominator of the top heavy ratio are increased to reflect any contribution not actually made as of the "determination date," but which is required to be taken into account on that date under Code Section 416 and the Regulations thereunder.

         (2) If the Employer maintains one or more defined contribution plans (including any simplified employee pension plan) and the Employer maintains or has maintained one or more defined benefit plans which during the 5-year period ending on the "determination date" has or has had any accrued benefits, the top heavy ratio for any "required aggregation group" or "permissive aggregation group" as appropriate is a fraction, the numerator of which is the sum of account balances under the aggregated defined contribution plan or plans for all Key Employees, determined in accordance with (1) above, and the present value of accrued benefits under the aggregated defined benefit plan or plans for all Key Employees as of the "determination date," and the denominator of which is the sum of the account balances under the aggregated defined contribution plan or plans for all participants, determined in accordance with (1) above, and the "present value" of accrued benefits under the defined benefit plan or plans for all participants as of the "determination date," all determined in accordance with Code Section 416 and the Regulations thereunder. The accrued benefits under a defined benefit plan in both the numerator and denominator of the top heavy ratio are increased for any distribution of an accrued benefit made in the five-year period ending on the determination date.

         (3) For purposes of (1) and (2) above, the value of account balances and the present value of accrued benefits will be determined as of the most recent "valuation date" that falls within or ends with the 12-month period ending on the "determination date," except as provided in Code Section 416 and the Regulations thereunder for the first and second plan years of a defined benefit plan. The account balances and accrued benefits of a participant (i) who is not a Key Employee but who was a Key Employee in a prior year, or
              (ii) who has not been credited with at least one Hour of Service with any Employer maintaining the plan at any time during the 5-year period ending on the "determination date" will be disregarded. The calculation of the top heavy ratio, and the extent to which distributions, rollovers, and transfers are taken into account will be made in accordance with Code Section 416 and the Regulations thereunder. Deductible Employee contributions will not be taken into account for purposes of computing the top heavy ratio. When aggregating plans the value of account balances and accrued benefits will be calculated with reference to the "determination dates" that fall within the same calendar year.

              The accrued benefit of a participant other than a Key Employee shall be determined under (i) the method, if any, that uniformly applies for accrual purposes under all defined benefit plans maintained by the employer, or (ii) if there is no such method, as if such benefit accrued not more rapidly than the slowest accrual rate permitted under the fractional rule of Code Section 411(b)(1)(C).

     (c) "Determination date" means, for any Plan Year subsequent to the first Plan Year, the last day of the preceding Plan Year. For the first Plan Year of the Plan, "determination date" means the last day of that Plan Year.

     (d) "Permissive aggregation group" means the "required aggregation group" of plans plus any other plan or plans of the Employer which, when considered as a group with the required aggregation group, would continue to satisfy the requirements of Code Sections 401(a)(4) and 410.

     (e) "Present value" means the present value based only on the interest and mortality rates specified in the Adoption Agreement.

     (f) "Required aggregation group" means: (1) each qualified plan of the Employer in which at least one Key Employee participates or participated at any time during the determination period (regardless of whether the plan has terminated), and (2) any other qualified plan of the Employer which enables a plan described in (l) to meet the requirements of Code Sections 401(a)(4) or 410.

(g) "Valuation date" means the date elected by the Employer in the Adoption Agreement as of which account balances or accrued benefits are valued for purposes of calculating the "top heavy ratio."

--------------------------------------------------------------------------------
                                    ARTICLE X
                                 MISCELLANEOUS
--------------------------------------------------------------------------------

10.1 EMPLOYER ADOPTIONS

     (a) Any organization may become the Employer hereunder by executing the Adoption Agreement in a form satisfactory to the Trustee, and it shall provide such additional information as the Trustee may require. The consent of the Trustee to act as such shall be signified by its execution of the Adoption Agreement or a separate agreement (including, if elected in the Adoption Agreement, a separate trust agreement).

     (b) Except as otherwise provided in this Plan, the affiliation of the Employer and the participation of its Participants shall be separate and apart from that of any other employer and its participants hereunder.

10.2 PARTICIPANT'S RIGHTS

     This Plan shall not be deemed to constitute a contract between the Employer and any Participant or to be a consideration or an inducement for the employment of any Participant or Employee. Nothing contained in this Plan shall be deemed to give any Participant or Employee the right to be retained in the service of the Employer or to interfere with the right of the Employer to discharge any Participant or Employee at any time regardless of the effect which such discharge shall have upon the Employee as a Participant of this Plan.

10.3 ALIENATION

(a) Subject to the exceptions provided below and as otherwise permitted by the Code and the Act, no benefit which shall be payable to any person (including a Participant or the Participant's Beneficiary) shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, or charge, and any attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber, or charge the same shall be void; and no such benefit shall in any manner be liable for, or subject to, the debts, contracts, liabilities, engagements, or torts of any such person, nor shall it be subject to attachment or legal process for or against such person, and the same shall not be recognized except to such extent as may be required by law.

     (b) Subsection (a) shall not apply to the extent a Participant or Beneficiary is indebted to the Plan by reason of a loan made pursuant to Section 7.6. At the time a distribution is to be made to or for a Participant's or Beneficiary's benefit, such portion of the amount to be distributed as shall equal such indebtedness shall be paid to the Plan, to apply against or discharge such indebtedness. Prior to making a payment, however, the Participant or Beneficiary must be given notice by the Administrator that such indebtedness is to be so paid in whole or part from the Participant's interest in the Plan. If the Participant or Beneficiary does not agree that the indebtedness is a valid claim against the Participant's interest in the Plan, the Participant or Beneficiary shall be entitled to a review of the validity of the claim in accordance with procedures provided in Sections 2.10 and 2.11.

     (c) Subsection (a) shall not apply to a "qualified domestic relations order" defined in Code Section 414(p), and those other domestic relations orders permitted to be so treated by the Administrator under the provisions of the Retirement Equity Act of 1984. The Administrator shall establish a written procedure to determine the qualified status of domestic relations orders and to administer distributions under such qualified orders. Further, to the extent provided under a "qualified domestic relations order," a former spouse of a Participant shall be treated as the spouse or surviving spouse for all purposes under the Plan.

     (d) Notwithstanding any provision of this Section to the contrary, an offset to a Participant's accrued benefit against an amount that the Participant is ordered or required to pay the Plan with respect to a judgment, order, or decree issued, or a settlement entered into, on or after August 5, 1997, shall be permitted in accordance with Code Sections 401(a)(13)(C) and (D).

10.4 CONSTRUCTION OF PLAN

     This Plan and Trust shall be construed and enforced according to the Code, the Act and the laws of the state or commonwealth in which the Employer's (or if there is a corporate Trustee, the Trustee's) principal office is located (unless otherwise designated in the Adoption Agreement), other than its laws respecting choice of law, to the extent not pre-empted by the Act.

10.5 GENDER AND NUMBER

     Wherever any words are used herein in the masculine, feminine or neuter gender, they shall be construed as though they were also used in another gender in all cases where they would so apply, and whenever any words are used herein in the singular or plural form, they shall be construed as though they were also used in the other form in all cases where they would so apply.

10.6 LEGAL ACTION

     In the event any claim, suit, or proceeding is brought regarding the Trust and/or Plan established hereunder to which the Trustee, the Employer or the Administrator may be a party, and such claim, suit, or proceeding is resolved in favor of the Trustee, the Employer or the Administrator, they shall be entitled to be reimbursed from the Trust Fund for any and all costs, attorney's fees, and other expenses pertaining thereto incurred by them for which they shall have become liable.

10.7 PROHIBITION AGAINST DIVERSION OF FUNDS

     (a) Except as provided below and otherwise specifically permitted by law, it shall be impossible by operation of the Plan or of the Trust, by termination of either, by power of revocation or amendment, by the happening of any contingency, by collateral arrangement or by any other means, for any part of the corpus or income of any Trust Fund maintained pursuant to the Plan or any funds contributed thereto to be used for, or diverted to, purposes other than the exclusive benefit of Participants, Former Participants, or their Beneficiaries.

     (b) In the event the Employer shall make a contribution under a mistake of fact pursuant to Act Section 403(c)(2)(A), the Employer may demand repayment of such contribution at any time within one (1) year following the time of payment and the Trustee shall return such amount to the Employer within the one (1) year period. Earnings of the Plan attributable to the contributions may not be returned to the Employer but any losses attributable thereto must reduce the amount so returned.

     (c) Except as specifically stated in the Plan, any contribution made by the Employer to the Plan (if the Employer is not tax-exempt) is conditioned upon the deductibility of the contribution by the Employer under the Code and, to the extent any such deduction is disallowed, the Employer may, within one (1) year following a final determination of the disallowance, whether by agreement with the Internal Revenue Service or by final decision of a court of competent jurisdiction, demand repayment of such disallowed contribution and the Trustee shall return such contribution within one (1) year following the disallowance. Earnings of the Plan attributable to the contribution may not be returned to the Employer, but any losses attributable thereto must reduce the amount so returned.

10.8 EMPLOYER'S AND TRUSTEE'S PROTECTIVE CLAUSE

     The Employer, Administrator and Trustee, and their successors, shall not be responsible for the validity of any Contract issued hereunder or for the failure on the part of the Insurer to make payments provided by any such Contract, or for the action of any person which may delay payment or render a Contract null and void or unenforceable in whole or in part.

10.9 INSURER'S PROTECTIVE CLAUSE

     Except as otherwise agreed upon in writing between the Employer and the Insurer, an Insurer which issues any Contracts hereunder shall not have any responsibility for the validity of this Plan or for the tax or legal aspects of this Plan. The Insurer shall be protected and held harmless in acting in accordance with any written direction of the Administrator or Trustee, and shall have no duty to see to the application of any funds paid to the Trustee, nor be required to question any actions directed by the Administrator or Trustee. Regardless of any provision of this Plan, the Insurer shall not be required to take or permit any action or allow any benefit or privilege contrary to the terms of any Contract which it issues hereunder, or the rules of the Insurer.

10.10 RECEIPT AND RELEASE FOR PAYMENTS

     Any payment to any Participant, the Participant's legal representative, Beneficiary, or to any guardian or committee appointed for such Participant or Beneficiary in accordance with the provisions of this Plan, shall, to the extent thereof, be in full satisfaction of all claims hereunder against the Trustee and the Employer.

10.11 ACTION BY THE EMPLOYER

     Whenever the Employer under the terms of the Plan is permitted or required to do or perform any act or matter or thing, it shall be done and performed by a person duly authorized by its legally constituted authority.

10.12 NAMED FIDUCIARIES AND ALLOCATION OF RESPONSIBILITY

     The "named Fiduciaries" of this Plan are (1) the Employer, (2) the Administrator, (3) the Trustee (if the Trustee has discretionary authority as elected in the Adoption Agreement or as otherwise agreed upon by the Employer and the Trustee), and (4) any Investment Manager appointed hereunder. The named Fiduciaries shall have only those specific powers, duties, responsibilities, and obligations as are specifically given them under the Plan including, but not limited to, any agreement allocating or delegating their responsibilities, the terms of which are incorporated herein by reference. In general, the Employer shall have the sole responsibility for making the contributions provided for under the Plan; and shall have the sole authority to appoint and remove the Trustee and the Administrator; to formulate the Plan's "funding policy and method"; and to amend the elective provisions of the Adoption Agreement or terminate, in whole or in part, the Plan. The Administrator shall have the sole responsibility for the administration of the Plan, which responsibility is specifically described in the Plan. If the Trustee has discretionary authority, it shall have the sole responsibility of management of the assets held under the Trust, except those assets, the management of which has been assigned to an Investment Manager or Administrator, who shall be solely responsible for the management of the assets assigned to it, all as specifically provided in the Plan. Each named Fiduciary warrants that any directions given, information furnished, or action taken by it shall be in accordance with the provisions of the Plan, authorizing or providing for such direction, information or action. Furthermore, each named Fiduciary may rely upon any such direction, information or action of another named Fiduciary as being proper under the Plan, and is not required under the Plan to inquire into the propriety of any such direction, information or action. It is intended under the Plan that each named Fiduciary shall be responsible for the proper exercise of its own powers, duties, responsibilities and obligations under the Plan. No named Fiduciary shall guarantee the Trust Fund in any manner against investment loss or depreciation in asset value. Any person or group may serve in more than one Fiduciary capacity.

10.13 HEADINGS

     The headings and subheadings of this Plan have been inserted for convenience of reference and are to be ignored in any construction of the provisions hereof.

10.14 APPROVAL BY INTERNAL REVENUE SERVICE

     Notwithstanding anything herein to the contrary, if, pursuant to a timely application filed by or on behalf of the Plan, the Commissioner of the Internal Revenue Service or the Commissioner's delegate should determine that the Plan does not initially qualify as a tax-exempt plan under Code Sections 401 and 501, and such determination is not contested, or if contested, is finally upheld, then if the Plan is a new plan, it shall be void ab initio and all amounts contributed to the Plan, by the Employer, less expenses paid, shall be returned within one (1) year and the Plan shall terminate, and the Trustee shall be discharged from all further obligations. If the disqualification relates to a Plan amendment, then the Plan shall operate as if it had not been amended. If the Employer's Plan fails to attain or retain qualification, such Plan will no longer participate in this prototype plan and will be considered an individually designed plan.

10.15 UNIFORMITY

     All provisions of this Plan shall be interpreted and applied in a uniform, nondiscriminatory manner.

10.16 PAYMENT OF BENEFITS

     Except as otherwise provided in the Plan, benefits under this Plan shall be paid, subject to Sections 6.10, 6.11 and 12.9, only upon death, Total and Permanent Disability, normal or early retirement, termination of employment, or termination of the Plan.

--------------------------------------------------------------------------------
                                   ARTICLE XI
                            PARTICIPATING EMPLOYERS
--------------------------------------------------------------------------------

11.1 ELECTION TO BECOME A PARTICIPATING EMPLOYER

     Notwithstanding anything herein to the contrary, with the consent of the Employer and Trustee, any Affiliated Employer may adopt the Employer's Plan and all of the provisions hereof, and participate herein and be known as a Participating Employer, by a properly executed document evidencing said intent and will of such Participating Employer. Regardless of the preceding, an entity that ceases to be an Affiliated Employer may continue to be a Participating Employer through the end of the transition period for certain dispositions set forth in Code Section 410(b)(6)(C). In the event a Participating Employer is not an Affiliated Employer and the transition period in the preceding sentence, if applicable, has expired, then this Plan will be considered an individually designed plan.

11.2 REQUIREMENTS OF PARTICIPATING EMPLOYERS

     (a) Each Participating Employer shall be required to select the same Adoption Agreement provisions as those selected by the Employer other than the Plan Year, the Fiscal Year, and such other items that must, by necessity, vary among employers.

     (b) The Trustee may, but shall not be required to, commingle, hold and invest as one Trust Fund all contributions made by Participating Employers, as well as all increments thereof. However, the assets of the Plan shall, on an ongoing basis, be available to pay benefits to all Participants and Beneficiaries under the Plan without regard to the Employer or Participating Employer who contributed such assets.

     (c) Unless the Employer otherwise directs, any expenses of the Plan which are to be paid by the Employer or borne by the Trust Fund shall be paid by each Participating Employer in the same proportion that the total amount standing to the credit of all Participants employed by such Employer bears to the total standing to the credit of all Participants.

11.3 DESIGNATION OF AGENT

     Each Participating Employer shall be deemed to be a part of this Plan; provided, however, that with respect to all of its relations with the Trustee and Administrator for purposes of this Plan, each Participating Employer shall be deemed to have designated irrevocably the Employer as its agent. Unless the context of the Plan clearly indicates otherwise, the word "Employer" shall be deemed to include each Participating Employer as related to its adoption of the Plan.

11.4 EMPLOYEE TRANSFERS

     In the event an Employee is transferred between Participating Employers, accumulated service and eligibility shall be carried with the Employee involved. No such transfer shall effect a termination of employment hereunder, and the Participating Employer to which the Employee is transferred shall thereupon become obligated hereunder with respect to such Employee in the same manner as was the Participating Employer from whom the Employee was transferred.

11.5 PARTICIPATING EMPLOYER'S CONTRIBUTION AND FORFEITURES

     Any contribution or Forfeiture subject to allocation during each Plan Year shall be allocated among all Participants of all Participating Employers in accordance with the provisions of this Plan. However, if a Participating Employer is not an Affiliated Employer (due to the transition rule for certain dispositions set forth in Code Section 410(b)(6)(C)) then any contributions made by such Participating Employer will only be allocated among the Participants eligible to share of the Participating Employer. On the basis of the information furnished by the Administrator, the Trustee may keep separate books and records concerning the affairs of each Participating Employer hereunder and as to the accounts and credits of the Employees of each Participating Employer. The Trustee may, but need not, register Contracts so as to evidence that a particular Participating Employer is the interested Employer hereunder, but in the event of an Employee transfer from one Participating Employer to another, the employing Participating Employer shall immediately notify the Trustee thereof.

11.6 AMENDMENT

     Amendment of this Plan by the Employer at any time when there shall be a Participating Employer that is an Affiliated Employer hereunder shall only be by the written action of each and every Participating Employer and with the consent of the Trustee where such consent is necessary in accordance with the terms of this Plan.

11.7 DISCONTINUANCE OF PARTICIPATION

     Except in the case of a standardized Plan, any Participating Employer that is an Affiliated Employer shall be permitted to discontinue or revoke its participation in the Plan at any time. At the time of any such discontinuance or revocation, satisfactory evidence thereof and of any applicable conditions imposed shall be delivered to the Trustee. The Trustee shall thereafter transfer, deliver and assign Contracts and other Trust Fund assets allocable to the Participants of such Participating Employer to such new trustee or custodian as shall have been designated by such Participating Employer, in the event that it has established a separate qualified retirement plan for its employees provided, however, that no such transfer shall be made if the result is the elimination or reduction of any "Section 411(d)(6) protected benefits" as described in
     Section 8.1(e). If no successor is designated, the Trustee shall retain such assets for the Employees of said Participating Employer pursuant to the provisions of Article VII hereof. In no such event shall any part of the corpus or income of the Trust Fund as it relates to such Participating Employer be used for or diverted to purposes other than for the exclusive benefit of the employees of such Participating Employer.

11.8 ADMINISTRATOR'S AUTHORITY

     The Administrator shall have authority to make any and all necessary rules or regulations, binding upon all Participating Employers and all Participants, to effectuate the purpose of this Article.

11.9 PARTICIPATING EMPLOYER CONTRIBUTION FOR AFFILIATE

     If any Participating Employer is prevented in whole or in part from making a contribution which it would otherwise have made under the Plan by reason of having no current or accumulated earnings or profits, or because such earnings or profits are less than the contribution which it would otherwise have made, then, pursuant to Code Section 404(a)(3)(B), so much of the contribution which such Participating Employer was so prevented from making may be made, for the benefit of the participating employees of such Participating Employer, by other Participating Employers who are members of the same affiliated group within the meaning of Code Section 1504 to the extent of their current or accumulated earnings or profits, except that such contribution by each such other Participating Employer shall be limited to the proportion of its total current and accumulated earnings or profits remaining after adjustment for its contribution to the Plan made without regard to this paragraph which the total prevented contribution bears to the total current and accumulated earnings or profits of all the Participating Employers remaining after adjustment for all contributions made to the Plan without regard to this paragraph.

     A Participating Employer on behalf of whose employees a contribution is made under this paragraph shall not be required to reimburse the contributing Participating Employers.

--------------------------------------------------------------------------------
                                   ARTICLE XII
                          CASH OR DEFERRED PROVISIONS
--------------------------------------------------------------------------------

Except as specifically provided elsewhere in this Plan, the provisions of this Article shall apply with respect to any 401(k) Profit Sharing Plan regardless of any provisions in the Plan to the contrary.

12.1 FORMULA FOR DETERMINING EMPLOYER'S CONTRIBUTION

     (a) For each Plan Year, the Employer will (or may with respect to any discretionary contributions) contribute to the Plan:

         (1) The amount of the total salary reduction elections of all Participants made pursuant to Section 12.2(a), which amount shall be deemed Elective Deferrals, plus

         (2) If elected in the Adoption Agreement, a matching contribution equal to the percentage, if any, specified in the Adoption Agreement of the Elective Deferrals of each Participant eligible to share in the allocations of the matching contribution, which amount shall be deemed an Employer's matching contribution or Qualified Matching Contribution as elected in the Adoption Agreement, plus

         (3) If elected in the Adoption Agreement, a Prevailing Wage Contribution or a discretionary amount determined each year by the Employer, which amount if any, shall be deemed an Employer's Non-Elective Contribution, plus

         (4) If elected in the Adoption Agreement, a Qualified Non-Elective Contribution.

     (b) Notwithstanding the foregoing, if the Employer is not a tax-exempt entity, then the Employer's contributions for any Fiscal Year may generally not exceed the maximum amount allowable as a deduction to the Employer under the provisions of Code Section 404. However, to the extent necessary to provide the top heavy minimum allocations, the Employer shall make a contribution even if it exceeds current or accumulated Net Profit or the amount that is deductible under Code
         Section 404. All contributions by the Employer shall be made in cash or in such property as is acceptable to the Trustee.

12.2 PARTICIPANT'S SALARY REDUCTION ELECTION

     (a) Each Participant may elect to defer a portion of Compensation which would have been received in the Plan Year, but for the salary reduction election, subject to the limitations of this Section and the Adoption Agreement. A salary reduction election (or modification of an earlier election) may not be made with respect to Compensation which is currently available on or before the date the Participant executed such election, or if later, the later of the date the Employer adopts this cash or deferred arrangement or the date such arrangement first became effective. Any elections made pursuant to this Section shall become effective as soon as is administratively feasible. If the automatic election option is elected in the Adoption Agreement, then in the event a Participant fails to make a deferral election and does not affirmatively elect to receive cash, such Participant shall be deemed to have made a deferral election equal to the percentage of Compensation set forth in the Adoption Agreement. The automatic election may, in accordance with procedures established by the Administrator, be applied to all Participants or to Eligible Employees who become Participants after a certain date. For purposes of this Section, the annual dollar limitation of Code Section 401(a)(17) ($150,000 as adjusted) shall not apply.

         Additionally, if elected in the Adoption Agreement, each Participant may elect to defer a different percentage or amount of any cash bonus to be paid by the Employer during the Plan Year. A deferral election may not be made with respect to cash bonuses which are currently available on or before the date the Participant executes such election.

         The amount by which Compensation and/or cash bonuses are reduced shall be that Participant's Elective Deferrals and shall be treated as an Employer contribution and allocated to that Participant's Elective Deferral Account.

         Once made, a Participant's election to reduce Compensation shall remain in effect until modified or terminated. Modifications may be made as specified in the Adoption Agreement, and terminations may be made at any time. Any modification or termination of an election will become effective as soon as is administratively feasible.

     (b) The balance in each Participant's Elective Deferral Account, Qualified Matching Contribution Account and Qualified Non-Elective Contribution Account shall be fully Vested at all times and, except as otherwise provided herein, shall not be subject to Forfeiture for any reason.

     (c) Amounts held in a Participant's Elective Deferral Account, Qualified Matching Contribution Account and Qualified Non-Elective Account may only be distributable as provided in (4), (5) or (6) below or as provided under the other provisions of this Plan, but in no event prior to the earlier of the following events or any other events permitted by the Code or Regulations:

         (1) the Participant's separation from service, Total and Permanent Disability, or death;

         (2)  the Participant's attainment of age 59 1/2;

         (3) the proven financial hardship of the Participant, subject to the limitations of Section 12.9;

         (4) the termination of the Plan without the existence at the time of Plan termination of another defined contribution plan or the establishment of a successor defined contribution plan by the Employer or an Affiliated Employer within the period ending twelve months after distribution of all assets from the Plan maintained by the Employer. For this purpose, a defined contribution does not include an employee stock ownership plan (as defined in Code
              Section 4975(e)(7) or 409), a simplified employee pension plan (as defined in Code Section 408(k)), or a SIMPLE individual retirement account plan (as defined in Code Section 408(p));

         (5) the date of the sale by the Employer to an entity that is not an Affiliated Employer of substantially all of the assets (within the meaning of Code Section 409(d)(2)) with respect to a Participant who continues employment with the corporation acquiring such assets; or

         (6) the date of the sale by the Employer or an Affiliated Employer of its interest in a subsidiary (within the meaning of Code Section 409(d)(3)) to an entity that is not an Affiliated Employer with respect to a Participant who continues employment with such subsidiary.

         Distributions that are made because of (4), (5), or (6) above must be made in a lump-sum.

     (d) A Participant's "elective deferrals" made under this Plan and all other plans, contracts or arrangements of the Employer maintaining this Plan during any calendar year shall not exceed the dollar limitation imposed by Code Section 402(g), as in effect at the beginning of such calendar year. This dollar limitation shall be adjusted annually pursuant to the method provided in Code Section 415(d) in accordance with Regulations. For this purpose, "elective deferrals" means, with respect to a calendar year, the sum of all employer contributions made on behalf of such Participant pursuant to an election to defer under any qualified cash or deferred arrangement as described in Code Section 401(k), any salary reduction simplified employee pension (as defined in Code
         Section 408(k)(6)), any SIMPLE IRA plan described in Code Section 408(p), any eligible deferred compensation plan under Code Section 457, any plans described under Code Section 501(c)(18), and any Employer contributions made on the behalf of a Participant for the purchase of an annuity contract under Code Section 403(b) pursuant to a salary reduction agreement. "Elective deferrals" shall not include any deferrals properly distributed as excess "Annual Additions" pursuant to
         Section 4.5.

     (e) If a Participant has Excess Deferrals for a taxable year, the Participant may, not later than March 1st following the close of such taxable year, notify the Administrator in writing of such excess and request that the Participant's Elective Deferrals under this Plan be reduced by an amount specified by the Participant. In such event, the Administrator shall direct the distribution of such excess amount (and any "Income" allocable to such excess amount) to the Participant not later than the first April 15th following the close of the Participant's taxable year. Any distribution of less than the entire amount of Excess Deferrals and "Income" shall be treated as a pro rata distribution of Excess Deferrals and "Income." The amount distributed shall not exceed the Participant's Elective Deferrals under the Plan for the taxable year. Any distribution on or before the last day of the Participant's taxable year must satisfy each of the following conditions:

         (1) the Participant shall designate the distribution as Excess
Deferrals;

         (2) the distribution must be made after the date on which the Plan received the Excess Deferrals; and

         (3) the Plan must designate the distribution as a distribution of Excess Deferrals.

         Regardless of the preceding, if a Participant has Excess Deferrals solely from elective deferrals made under this Plan or any other plan maintained by the Employer, a Participant will be deemed to have notified the Administrator of such excess amount and the Administrator shall direct the distribution of such Excess Deferrals in a manner consistent with the provisions of this subsection.

         Any distribution made pursuant to this subsection shall be made first from unmatched Elective Deferrals and, thereafter, from Elective Deferrals which are matched. Matching contributions which relate to Excess Deferrals that are distributed pursuant to this Section 12.2(e) shall be treated as a Forfeiture to the extent required pursuant to Code Section 401(a)(4) and the Regulations thereunder.

         For the purpose of this subsection, "Income" means the amount of income or loss allocable to a Participant's Excess Deferrals, which amount shall be allocated in the same manner as income or losses are allocated pursuant to Section 4.3(c). However, "Income" for the period between the end of the taxable year of the Participant and the date of the distribution (the "gap period") is not required to be distributed.

     (f) Notwithstanding the preceding, a Participant's Excess Deferrals shall be reduced, but not below zero, by any distribution and/or recharacterization of Excess Deferrals pursuant to Section 12.5(a) for the Plan Year beginning with or within the taxable year of the Participant.

     (g) In the event a Participant has received a hardship distribution pursuant to Regulation 1.401(k)-1(d)(2)(iii)(B) from any other plan maintained by the Employer or from the Participant's Elective Deferral Account pursuant to Section 12.9, then such Participant shall not be permitted to elect to have Elective Deferrals contributed to the Plan for a period of twelve (12) months following the receipt of the distribution. Furthermore, the dollar limitation under Code Section 402(g) shall be reduced, with respect to the Participant's taxable year following the taxable year in which the hardship distribution was made, by the amount of such Participant's Elective Deferrals, if any, made pursuant to this Plan (and any other plan maintained by the Employer) for the taxable year of the hardship distribution.

     (h) At Normal Retirement Date, or such other date when the Participant shall be entitled to receive benefits, the fair market value of the Participant's Elective Deferral Account shall be used to provide benefits to the Participant or the Participant's Beneficiary.

     (i) If during a Plan Year, it is projected that the aggregate amount of Elective Deferrals to be allocated to all Highly Compensated Participants under this Plan would cause the Plan to fail the tests set forth in Section 12.4, then the Administrator may automatically reduce the deferral amount of affected Highly Compensated Participants, beginning with the Highly Compensated Participant who has the highest actual deferral ratio until it is anticipated the Plan will pass the tests or until the actual deferral ratio equals the actual deferral ratio of the Highly Compensated Participant having the next highest actual deferral ratio. This process may continue until it is anticipated that the Plan will satisfy one of the tests set forth in
         Section 12.4. Alternatively, the Employer may specify a maximum percentage of Compensation that may be deferred by Highly Compensated Participants.

     (j) The Employer and the Administrator shall establish procedures necessary to implement the salary reduction elections provided for herein. Such procedures may contain limits on salary deferral elections such as limiting elections to whole percentages of Compensation or to equal dollar amounts per pay period that an election is in effect.

12.3 ALLOCATION OF CONTRIBUTION, FORFEITURES AND EARNINGS

     (a) The Administrator shall establish and maintain an account in the name of each Participant to which the Administrator shall credit as of each Anniversary Date, or other Valuation Date, all amounts allocated to each such Participant as set forth herein.

     (b) The Employer shall provide the Administrator with all information required by the Administrator to make a proper allocation of Employer contributions for each Plan Year. Within a reasonable period of time after the date of receipt by the Administrator of such information, the Administrator shall allocate contributions as follows:

         (1) With respect to Elective Deferrals made pursuant to Section 12.1(a)(1), to each Participant's Elective Deferral Account in an amount equal to each such Participant's Elective Deferrals for the year.

         (2) With respect to the Employer's matching contribution made pursuant to Section 12.1(a)(2), to each Participant's Account, or Participant's Qualified Matching Contribution Account, as elected in the Adoption Agreement, in accordance with Section 12.1(a)(2).

              Except, however, in order to be entitled to receive any Employer matching contribution, a Participant must satisfy the conditions for sharing in the Employer matching contribution as set forth in the Adoption Agreement. Furthermore, regardless of any election in the Adoption Agreement to the contrary, for the Plan Year in which this Plan terminates, a Participant shall only be eligible to share in the allocation of the Employer's contributions for the Plan Year if the Participant is employed at the end of the Plan Year and has completed a Year of Service (or Period of Service if the Elapsed Time Method is elected).

         (3) With respect to the Employer's Non-Elective Contribution made pursuant to Section 12.1(a)(3), to each Participant's Account in accordance with the provisions of Section 4.3(b)(2) or (3) whichever is applicable.

         (4) With respect to the Employer's Qualified Non-Elective Contribution made pursuant to Section 12.1(a)(4), to each Participant's (excluding Highly Compensated Employees, if elected in the Adoption Agreement) Qualified Non-Elective Contribution Account in accordance with the Adoption Agreement.

     (c) Notwithstanding anything in the Plan to the contrary, in determining whether a Non-Key Employee has received the required minimum allocation pursuant to Section 4.3(f) such Non-Key Employee's Elective Deferrals and matching contributions used to satisfy the ADP tests in Section
         12.4 or the ACP tests in Section 12.6 shall not be taken into account.

     (d) Notwithstanding anything herein to the contrary, Participants who terminated employment during the Plan Year shall share in the salary deferral contributions made by the Employer for the year of termination without regard to the Hours of Service credited.

     (e) Notwithstanding anything herein to the contrary (other than Sections 4.3(f) and 12.3(f)), Participants shall only share in the allocations of the Employer's matching contribution made pursuant to Section 12.1(a)(2), the Employer's Non-Elective Contributions made pursuant to
         Section 12.1(a)(3), the Employer's Qualified Non-Elective Contribution made pursuant to Section 12.1(a)(4), and Forfeitures as provided in the Adoption Agreement. If no election is made in the Adoption Agreement, then a Participant shall be eligible to share in the allocation of the Employer's contribution for the year if the Participant completes more than 500 Hours of Service (or three (3) Months of Service if the Elapsed Time method is chosen in the Adoption Agreement) during the Plan Year or who is employed on the last day of the Plan Year. Furthermore, regardless of any election in the Adoption Agreement to the contrary, for the Plan Year in which this Plan terminates, a Participant shall only be eligible to share in the allocation of the Employer's contributions for the Plan Year if the Participant is employed at the end of the Plan Year and has completed a Year of Service (or Period of Service if the Elapsed Time Method is elected).

     (f) Notwithstanding anything in this Section to the contrary, the provisions of this subsection apply for any Plan Year if, in the non-standardized Adoption Agreement, the Employer elected to apply the 410(b) ratio percentage failsafe provisions and the Plan fails to satisfy the "ratio percentage test" due to a last day of the Plan Year allocation condition or an Hours of Service (or months of service) allocation condition. A plan satisfies the "ratio percentage test" if, on the last day of the Plan Year, the "benefiting ratio" of the Non-Highly Compensated Employees who are "includible" is at least 70% of the "benefiting ratio" of the Highly Compensated Employees who are "includible." The "benefiting ratio" of the Non-Highly Compensated Employees is the number of "includible" Non-Highly Compensated Employees "benefiting" under the Plan divided by the number of "includible" Employees who are Non-Highly Compensated Employees. The "benefiting ratio" of the Highly Compensated Employees is the number of Highly Compensated Employees "benefiting" under the Plan divided by the number of "includible" Highly Compensated Employees. "Includible" Employees are all Employees other than: (1) those Employees excluded from participating in the plan for the entire Plan Year by reason of the collective bargaining unit exclusion or the nonresident alien exclusion described in the Code or by reason of the age and service requirements of Article III; and (2) any Employee who incurs a separation from service during the Plan Year and fails to complete at least 501 Hours of Service (or three (3) months of service if the Elapsed Time Method is being used) during such Plan Year.

         For purposes of this subsection, an Employee is "benefiting" under the Plan on a particular date if, under the Plan, the Employee is entitled to an Employer contribution or an allocation of Forfeitures for the Plan Year.

         If this subsection applies, then the Administrator will suspend the allocation conditions for the "includible" Non-Highly Compensated Employees who are Participants, beginning first with the "includible" Employees employed by the Employer on the last day of the Plan Year, then the "includible" Employees who have the latest separation from service during the Plan Year, and continuing to suspend the allocation conditions for each "includible" Employee who incurred an earlier separation from service, from the latest to the earliest separation from service date, until the Plan satisfies the "ratio percentage test" for the Plan Year. If two or more "includible" Employees have a separation from service on the same day, then the Administrator will suspend the allocation conditions for all such "includible" Employees, irrespective of whether the Plan can satisfy the "ratio percentage test" by accruing benefits for fewer than all such "includible" Employees. If the Plan for any Plan Year suspends the allocation conditions for an "includible" Employee, then that Employee will share in the allocation for that Plan Year of the Employer contribution and Forfeitures, if any, without regard to whether the Employee has satisfied the other allocation conditions set forth in this Section.

         If the Plan includes Employer matching contributions subject to ACP testing, this subsection applies separately to the Code Section 401(m) portion of the Plan.

12.4 ACTUAL DEFERRAL PERCENTAGE TESTS

(a) Except as otherwise provided herein, this subsection applies if the Prior Year Testing method is elected in the Adoption Agreement. The "Actual Deferral Percentage" (hereinafter "ADP") for a Plan Year for Participants who are Highly Compensated Employees (hereinafter "HCEs") for each Plan Year and the prior year's ADP for Participants who were Non-Highly Compensated Employees (hereinafter "NHCEs") for the prior Plan Year must satisfy one of the following tests:

         (1) The ADP for a Plan Year for Participants who are HCEs for the Plan Year shall not exceed the prior year's ADP for Participants who were NHCEs for the prior Plan Year multiplied by 1.25; or

         (2) The ADP for a Plan Year for Participants who are HCEs for the Plan Year shall not exceed the prior year's ADP for Participants who were NHCEs for the prior Plan Year multiplied by 2.0, provided that the ADP for Participants who are HCEs does not exceed the prior year's ADP for Participants who were NHCEs in the prior Plan Year by more than two (2) percentage points.

         Notwithstanding the above, for purposes of applying the foregoing tests with respect to the first Plan Year in which the Plan permits any Participant to make Elective Deferrals, the ADP for the prior year's NHCEs shall be deemed to be three percent (3%) unless the Employer has elected in the Adoption Agreement to use the current Plan Year's ADP for these Participants. However, the provisions of this paragraph may not be used if the Plan is a successor plan or is otherwise prohibited from using such provisions pursuant to IRS Notice 98-1 (or superseding guidance).

     (b) Notwithstanding the foregoing, if the Current Year Testing method is elected in the Adoption Agreement, the ADP tests in (a)(1) and (a)(2), above shall be applied by comparing the current Plan Year's ADP for Participants who are HCEs with the current Plan Year's ADP (rather than the prior Plan Year's ADP) for Participants who are NHCEs for the current Plan Year. Once made, this election can only be changed if the Plan meets the requirements for changing to the Prior Year Testing method set forth in IRS Notice 98-1 (or superseding guidance). Furthermore, this Plan must use the same testing method for both the ADP and ACP tests for Plan Years beginning on or after the date the Employer adopts its GUST restated plan.

     (c) This subsection applies to prevent the multiple use of the test set forth in subsection (a)(2) above. Any HCE eligible to make Elective Deferrals pursuant to Section 12.2 and to make after-tax voluntary Employee contributions or to receive matching contributions under this Plan or under any other plan maintained by the Employer or an Affiliated Employer, shall have either the actual deferral ratio adjusted in the manner described in Section 12.5 or the actual contribution ratio adjusted in the manner described in Section 12.7 so that the "Aggregate Limit" is not exceeded pursuant to Regulation 1.401(m)-2. The amounts in excess of the "Aggregate Limit" shall be treated as either an Excess Contribution or an Excess Aggregate Contribution. The ADP and ACP of the HCEs are determined after any corrections required to meet the ADP and ACP tests and are deemed to be the maximum permitted under such tests for the Plan Year. Multiple use does not occur if either the ADP or ACP of the HCEs does not exceed
         1.25 multiplied by the ADP and ACP of the NHCEs.

         "Aggregate Limit" means the sum of (i) 125 percent of the greater of the ADP of the NHCEs for the prior Plan Year or the ACP of such NHCEs under the plan subject to Code Section 401(m) for the Plan Year beginning with or within the prior Plan Year of the cash or deferred arrangement and (ii) the lesser of 200% or two (2) plus the lesser of such ADP or ACP. "Lesser" is substituted for "greater" in (i) above, and "greater" is substituted for "lesser" after "two (2) plus the" in
         (ii) above if it would result in a larger Aggregate Limit. If the Employer has elected in the Adoption Agreement to use the Current Year Testing method, then in calculating the "Aggregate Limit" for a particular Plan Year, the NHCEs ADP and ACP for that Plan Year, instead of the prior Plan Year, is used.

      (d)A Participant is an HCE for a particular Plan Year if the Participant meets the definition of an HCE in effect for that Plan Year. Similarly, a Participant is an NHCE for a particular Plan Year if the Participant does not meet the definition of an HCE in effect for that Plan Year.

      (e)For the purposes of this Section and Section 12.5, ADP means, for a specific group of Participants for a Plan Year, the average of the ratios (calculated separately for each Participant in such group) of
         (1) the amount of Employer contributions actually paid over to the Plan on behalf of such Participant for the Plan Year to (2) the Participant's 414(s) Compensation for such Plan Year. Employer contributions on behalf of any participant shall include: (1) any Elective Deferrals made pursuant to the Participant's deferral election (including Excess Deferrals of HCEs), but excluding (i) Excess Deferrals of NHCEs that arise solely from Elective Deferrals made under the plan or plans of this Employer and (ii) Elective Deferrals that are taken into account in the ACP tests set forth in Section 12.6 (provided the ADP test is satisfied both with and without exclusion of these Elective Deferrals); and (2) at the election of the Employer, Qualified Non-Elective Contributions and Qualified Matching Contributions to the extent such contributions are not used to satisfy the ACP test.

         The actual deferral ratio for each Participant and the ADP for each group shall be calculated to the nearest one-hundredth of one percent. Elective Deferrals allocated to each Highly Compensated Participant's Elective Deferral Account shall not be reduced by Excess Deferrals to the extent such excess amounts are made under this Plan or any other plan maintained by the Employer.

      (f)For purposes of this Section and Section 12.5, a Highly Compensated Participant and a Non-Highly Compensated Participant shall include any Employee eligible to make salary deferrals pursuant to Section 12.2 for the Plan Year. Such Participants who fail to make Elective Deferrals shall be treated for ADP purposes as Participants on whose behalf no Elective Deferrals are made.

      (g)In the event this Plan satisfies the requirements of Code Sections 401(a)(4), 401(k), or 410(b) only if aggregated with one or more other plans, or if one or more other plans satisfy the requirements of such sections of the Code only if aggregated with this Plan, then this Section shall be applied by determining the ADP of Employees as if all such plans were a single plan. Any adjustments to the NHCE ADP for the prior year will be made in accordance with IRS Notice 98-1 and any superseding guidance, unless the Employer has elected in the Adoption Agreement to use the Current Year Testing method. Plans may be aggregated in order to satisfy Code Section 401(k) only if they have the same Plan Year and use the same ADP testing method.

      (h)The ADP for any Participant who is an HCE for the Plan Year and who is eligible to have Elective Deferrals (and Qualified Non-Elective Contributions or Qualified Matching Contributions, or both, if treated as Elective Deferrals for purposes of the ADP test) allocated to such Participant's accounts under two (2) or more arrangements described in Code Section 401(k), that are maintained by the Employer, shall be determined as if such Elective Deferrals (and, if applicable, such Qualified Non-Elective Contributions or Qualified Matching Contributions, or both) were made under a single arrangement for purposes of determining such HCE's actual deferral ratio. However, if the cash or deferred arrangements have different Plan Years, this paragraph shall be applied by treating all cash or deferred arrangements ending with or within the same calendar year as a single arrangement. Notwithstanding the foregoing, certain plans shall be treated as separate if mandatorily disaggregated under Regulations under Code Section 401.

      (i)For purposes of determining the ADP and the amount of Excess Contributions pursuant to Section 12.5, only Elective Deferrals, Qualified Non-Elective Contributions and Qualified Matching Contributions contributed to the Plan prior to the end of the twelve
         (12) month period immediately following the Plan Year to which the contributions relate shall be considered.

      (j)Notwithstanding anything in this Section to the contrary, the provisions of this Section and Section 12.5 may be applied separately (or will be applied separately to the extent required by Regulations) to each "plan" within the meaning of Regulation 1.401(k)-1(g)(11). Furthermore, for Plan Years beginning after December 31, 1998, the provisions of Code Section 401(k)(3)(F) may be used to exclude from consideration all Non-Highly Compensated Employees who have not satisfied the minimum age and service requirements of Code Section 410(a)(1)(A).

12.5 ADJUSTMENT TO ACTUAL DEFERRAL PERCENTAGE TESTS

     (a) In the event (or, with respect to subsection (c) when the Prior Year Testing method is being used, if it is anticipated) that for Plan Years beginning after December 31, 1996, the Plan does not satisfy one of the tests set forth in Section 12.4, the Administrator shall adjust Excess Contributions or the Employer shall make contributions pursuant to the options set forth below or any combination thereof. However, if the Prior Year testing method is being used and it is anticipated that the Plan might not satisfy one of such tests, then the Employer may make contributions pursuant to the options set forth in subsection (c) below.

     (b) On or before the fifteenth day of the third month following the end of each Plan Year, but in no event later than the close of the following Plan Year, the Highly Compensated Participant allocated the largest amount of Elective Deferrals shall have a portion of such Elective Deferrals (and "Income" allocable to such amounts) distributed (and/or, at the Participant's election, recharacterized as a after-tax voluntary Employee contribution pursuant to Section 4.8) until the total amount of Excess Contributions has been distributed, or until the amount of the Participant's Elective Deferrals equals the Elective Deferrals of the Highly Compensated Participant having the next largest amount of Elective Deferrals allocated. This process shall continue until the total amount of Excess Contributions has been distributed. Any distribution and/or recharacterization of Excess Contributions shall be made in the following order:

         (1) With respect to the distribution of Excess Contributions, such distribution:

              (i) may be postponed but not later than the close of the Plan Year following the Plan Year to which they are allocable;

              (ii)shall be made first from unmatched Elective Deferrals and, thereafter, simultaneously from Elective Deferrals which are matched and matching contributions which relate to such Elective Deferrals. Matching contributions which relate to Excess Contributions shall be forfeited unless the related matching contribution is distributed as an Excess Aggregate Contribution pursuant to Section 12.7;

              (iii) shall be adjusted for "Income"; and

              (iv)shall be designated by the Employer as a distribution of Excess Contributions (and "Income").

         (2) With respect to the recharacterization of Excess Contributions pursuant to (a) above, such recharacterized amounts:

              (i) shall be deemed to have occurred on the date on which the last of those Highly Compensated Participants with Excess Contributions to be recharacterized is notified of the recharacterization and the tax consequences of such recharacterization;

              (ii)shall not exceed the amount of Elective Deferrals on behalf of any Highly Compensated Participant for any Plan Year;

              (iii) shall be treated as after-tax voluntary Employee
                  contributions for purposes of Code Section 401(a)(4) and Regulation 1.401(k)-1(b). However, for purposes of Sections 4.3(f) and 9.2 (top heavy rules), recharacterized Excess Contributions continue to be treated as Employer contributions that are Elective Deferrals. Excess Contributions (and "Income" attributable to such amounts) recharacterized as after-tax voluntary Employee contributions shall continue to be nonforfeitable and subject to the same distribution rules provided for in Section 12.2(c); and

              (iv)are not permitted if the amount recharacterized plus after-tax voluntary Employee contributions actually made by such Highly Compensated Participant, exceed the maximum amount of after-tax voluntary Employee contributions (determined prior to application of Section 12.6) that such Highly Compensated Participant is permitted to make under the Plan in the absence of recharacterization.

         (3) Any distribution and/or recharacterization of less than the entire amount of Excess Contributions shall be treated as a pro rata distribution and/or recharacterization of Excess Contributions and "Income."

         (4) For the purpose of this Section, "Income" means the income or losses allocable to Excess Contributions, which amount shall be allocated at the same time and in the same manner as income or losses are allocated pursuant to Section 4.3(c). However, "Income" for the period between the end of the Plan Year and the date of the distribution (the "gap period") is not required to be distributed.

         (5) Excess Contributions shall be treated as Employer contributions for purposes of Code Sections 404 and 415 even if distributed from the Plan.

     (c) Notwithstanding the above, within twelve (12) months after the end of the Plan Year (or, if the Prior Year Testing method is used, within twelve (12) months after the end of the prior Plan Year), the Employer may make a special Qualified Non-Elective Contribution or Qualified Matching Contribution in accordance with one of the following provisions which contribution shall be allocated to the Qualified Non-Elective Contribution Account or Qualified Matching Contribution Account of each Non-Highly Compensated Participant eligible to share in the allocation in accordance with such provision. The Employer shall provide the Administrator with written notification of the amount of the contribution being made and to which provision it relates.

         (1) A Qualified Non-Elective Contribution may be made on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy (or to prevent an anticipated failure of) one of the tests set forth in Section 12.4. Such contribution shall be allocated in the same proportion that each Non-Highly Compensated Participant's 414(s) Compensation for the year (or prior year if the Prior Year Testing method is being used) bears to the total 414(s) Compensation of all Non-Highly Compensated Participants for such year.

         (2) A Qualified Non-Elective Contribution may be made on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy (or to prevent an anticipated failure of) one of the tests set forth in Section 12.4. Such contribution shall be allocated in the same proportion that each Non-Highly Compensated Participant's 414(s) Compensation for the year (or prior year if the Prior Year Testing method is being used) bears to the total 414(s) Compensation of all Non-Highly Compensated Participants for such year. However, for purposes of this contribution, Non-Highly Compensated Participants who are not employed at the end of the Plan Year (or at the end of the prior Plan Year if the Prior Year Testing method is being used) and, if this is a standardized Plan, who have not completed more than 500 Hours of Service (or three
              (3) consecutive calendar months if the Elapsed Time Method is selected in the Adoption Agreement) during such Plan Year, shall not be eligible to share in the allocation and shall be disregarded.

         (3) A Qualified Non-Elective Contribution may be made on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy (or to prevent an anticipated failure of) one of the tests set forth in Section 12.4. Such contribution shall be allocated in equal amounts (per capita).

         (4) A Qualified Non-Elective Contribution may be made on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy (or to prevent an anticipated failure of) one of the tests set forth in Section 12.4. Such contribution shall be allocated in equal amounts (per capita). However, for purposes of this contribution, Non-Highly Compensated Participants who are not employed at the end of the Plan Year (or at the end of the prior Plan Year if the Prior Year Testing method is being used) and, if this is a standardized Plan, who have not completed more than 500 Hours of Service (or three (3) consecutive calendar months if the Elapsed Time Method is selected in the Adoption Agreement) during such Plan Year, shall not be eligible to share in the allocation and shall be disregarded.

         (5) A Qualified Non-Elective Contribution may be made on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy (or to prevent an anticipated failure of) one of the tests set forth in Section 12.4. Such contribution shall be allocated to the Qualified Non-Elective Contribution Account of the Non-Highly Compensated Participant having the lowest 414(s) Compensation, until one of the tests set forth in Section 12.4 is satisfied (or is anticipated to be satisfied), or until such Non-Highly Compensated Participant has received the maximum "Annual Addition" pursuant to Section 4.4. This process shall continue until one of the tests set forth in Section 12.4 is satisfied (or is anticipated to be satisfied).

         (6) A Qualified Non-Elective Contribution may be made on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy (or to prevent an anticipated failure of) one of the tests set forth in Section 12.4. Such contribution shall be allocated to the Qualified Non-Elective Contribution Account of the Non-Highly Compensated Participant having the lowest 414(s) Compensation, until one of the tests set forth in Section 12.4 is satisfied (or is anticipated to be satisfied), or until such Non-Highly Compensated Participant has received the maximum "Annual Addition" pursuant to Section 4.4. This process shall continue until one of the tests set forth in Section 12.4 is satisfied (or is anticipated to be satisfied). However, for purposes of this contribution, Non-Highly Compensated Participants who are not employed at the end of the Plan Year (or at the end of the prior Plan Year if the Prior Year Testing method is being used) and, if this is a standardized Plan, who have not completed more than 500 Hours of Service (or three (3) consecutive calendar months if the Elapsed Time Method is selected in the Adoption Agreement) during such Plan Year, shall not be eligible to share in the allocation and shall be disregarded.

         (7) A Qualified Matching Contribution may be made on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy (or to prevent an anticipated failure of) one of the tests set forth in Section 12.4. Such contribution shall be allocated to the Qualified Matching Contribution Account of each Non-Highly Compensated Participant in the same proportion that each Non-Highly Compensated Participant's Elective Deferrals for the year bears to the total Elective Deferrals of all Non-Highly Compensated Participants.

         (8) A Qualified Matching Contribution may be made on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy (or to prevent an anticipated failure of) one of the tests set forth in Section 12.4. Such contribution shall be allocated to the Qualified Matching Contribution Account of each Non-Highly Compensated Participant in the same proportion that each Non-Highly Compensated Participant's Elective Deferrals for the year bears to the total Elective Deferrals of all Non-Highly Compensated Participants. However, for purposes of this contribution, Non-Highly Compensated Participants who are not employed at the end of the Plan Year (or at the end of the prior Plan Year if the Prior Year Testing method is being used) and, if this is a standardized Plan, who have not completed more than 500 Hours of Service (or three (3) consecutive calendar months if the Elapsed Time Method is selected in the Adoption Agreement) during such Plan Year, shall not be eligible to share in the allocation and shall be disregarded.

         (9) A Qualified Matching Contribution may be made on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy (or to prevent an anticipated failure of) one of the tests set forth in Section 12.4. Such contribution shall be allocated to the Qualified Matching Contribution Account of the Non-Highly Compensated Participant having the lowest Elective Deferrals until one of the tests set forth in Section 12.4 is satisfied (or is anticipated to be satisfied), or until such Non-Highly Compensated Participant has received the maximum "Annual Addition" pursuant to
              Section 4.4. This process shall continue until one of the tests set forth in Section 12.4 is satisfied (or is anticipated to be satisfied).

         (10) A Qualified Matching Contribution may be made on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy (or to prevent an anticipated failure of) one of the tests set forth in Section 12.4. Such contribution shall be allocated to the Qualified Matching Contribution Account of the Non-Highly Compensated Participant having the lowest Elective Deferrals until one of the tests set forth in Section 12.4 is satisfied (or is anticipated to be satisfied), or until such Non-Highly Compensated Participant has received the maximum "Annual Addition" pursuant to
              Section 4.4. This process shall continue until one of the tests set forth in Section 12.4 is satisfied (or is anticipated to be satisfied). However, for purposes of this contribution, Non-Highly Compensated Participants who are not employed at the end of the Plan Year (or at the end of the prior Plan Year if the Prior Year Testing method is being used) and, if this is a standardized Plan, who have not completed more than 500 Hours of Service (or three
              (3) consecutive calendar months if the Elapsed Time Method is selected in the Adoption Agreement) during such Plan Year, shall not be eligible to share in the allocation and shall be disregarded.

     (d) Any Excess Contributions (and "Income") which are distributed on or after 2 1/2 months after the end of the Plan Year shall be subject to the ten percent (10%) Employer excise tax imposed by Code Section 4979.

12.6 ACTUAL CONTRIBUTION PERCENTAGE TESTS

     (a) Except as otherwise provided herein, this subsection applies if the Prior Year Testing method is elected in the Adoption Agreement. The "Actual Contribution Percentage" (hereinafter "ACP") for Participants who are Highly Compensated Employees (hereinafter "HCEs") for each Plan Year and the prior year's ACP for Participants who were Non-Highly Compensated Employees (hereinafter "NHCEs") for the prior Plan Year must satisfy one of the following tests:

         (1) The ACP for a Plan Year for Participants who are HCEs for the Plan Year shall not exceed the prior year's ACP for Participants who were NHCEs for the prior Plan Year multiplied by 1.25; or

         (2) The ACP for a Plan Year for Participants who are HCEs for the Plan Year shall not exceed the prior year's ACP for Participants who were NHCEs for the prior Plan Year multiplied by 2.0, provided that the ACP for Participants who are HCEs does not exceed the prior year's ACP for Participants who were NHCEs in the prior Plan Year by more than two (2) percentage points.

         Notwithstanding the above, for purposes of applying the foregoing tests with respect to the first Plan Year in which the Plan permits any Participant to make Employee contributions, provides for matching contributions, or both, the ACP for the prior year's NHCEs shall be deemed to be three percent (3%) unless the Employer has elected in the Adoption Agreement to use the current Plan Year's ACP for these Participants. However, the provisions of this paragraph may not be used if the Plan is a successor plan or is otherwise prohibited from using such provisions pursuant to IRS Notice 98-1 (or superseding guidance).

     (b) Notwithstanding the preceding, if the Current Year Testing method is elected in the Adoption Agreement, the ACP tests in (a)(1) and (a)(2), above shall be applied by comparing the current Plan Year's ACP for Participants who are HCEs with the current Plan Year's ACP (rather than the prior Plan Year's ACP) for Participants who are NHCEs for the current Plan Year. Once made, this election can only be changed if the Plan meets the requirements for changing to the Prior Year Testing method set forth in IRS Notice 98-1 (or superseding guidance). Furthermore, this Plan must use the same testing method for both the ADP and ACP tests for Plan Years beginning on or after the date the Employer adopts its GUST restated plan.

     (c) This subsection applies to prevent the multiple use of the test set forth in subsection (a)(2) above. Any HCE eligible to make Elective Deferrals pursuant to Section 12.2 and to make after-tax voluntary Employee contributions or to receive matching contributions under this Plan or under any other plan maintained by the Employer or an Affiliated Employer, shall have either the actual deferral ratio adjusted in the manner described in Section 12.5 or the actual contribution ratio reduced in the manner described in Section 12.7 so that the "Aggregate Limit" is not exceeded pursuant to Regulation 1.401(m)-2. The amounts in excess of the "Aggregate Limit" shall be treated as either an Excess Contribution or an Excess Aggregate Contribution. The ADP and ACP of the HCEs are determined after any corrections required to meet the ADP and ACP tests and are deemed to be the maximum permitted under such test for the Plan Year. Multiple use does not occur if either the ADP or ACP of the HCEs does not exceed
         1.25 multiplied by the ADP and ACP of the NHCEs.

         "Aggregate Limit" means the sum of (i) 125 percent of the greater of the ADP of the NHCEs for the Plan Year or the ACP of such NHCEs under the plan subject to Code Section 401(m) for the Plan Year beginning with or within the prior Plan Year of the cash or deferred arrangement and (ii) the lesser of 200% or two plus the lesser of such ADP or ACP. "Lesser" is substituted for "greater" in (i) above, and "greater" is substituted for "lesser" after "two plus the" in (ii) above if it would result in a larger Aggregate Limit. If the Employer has elected in the Adoption Agreement to use the Current Year Testing method, then in calculating the "Aggregate Limit" for a particular Plan Year, the NHCEs ADP and ACP for that Plan Year, instead of the prior Plan Year, is used.

     (d) A Participant is a Highly Compensated Employee for a particular Plan Year if the Participant meets the definition of a Highly Compensated Employee in effect for that Plan Year. Similarly, a Participant is a Non-highly Compensated Employee for a particular Plan Year if the Participant does not meet the definition of a Highly Compensated Employee in effect for that Plan Year.

     (e) For the purposes of this Section and Section 12.7, ACP for a specific group of Participants for a Plan Year means the average of the "Contribution Percentages" (calculated separately for each Participant in such group). For this purpose, "Contribution Percentage" means the ratio (expressed as a percentage) of the Participant's "Contribution Percentage Amounts" to the Participant's 414(s) Compensation. The actual contribution ratio for each Participant and the ACP for each group, shall be calculated to the nearest one-hundredth of one percent of the Participant's 414(s) Compensation.

     (f) "Contribution Percentage Amounts" means the sum of (i) after-tax voluntary Employee contributions, (ii) Employer "Matching Contributions" made pursuant to Section 12.1(a)(2) (including Qualified Matching Contributions to the extent such Qualified Matching Contributions are not used to satisfy the tests set forth in Section 12.4), (iii) Excess Contributions recharacterized as nondeductible voluntary Employee contributions pursuant to Section 12.5, and (iv) Qualified Non-Elective Contributions (to the extent not used to satisfy the tests set forth in Section 12.4). However, "Contribution Percentage Amounts" shall not include "Matching Contributions" that are forfeited either to correct Excess Aggregate Contributions or due to Code Section 401(a)(4) and the Regulations thereunder because the contributions to which they relate are Excess Deferrals, Excess Contributions, or Excess Aggregate Contributions. In addition, "Contribution Percentage Amounts" may include Elective Deferrals provided the ADP test in Section 12.4 is met before the Elective Deferrals are used in the ACP test and continues to be met following the exclusion of those Elective Deferrals that are used to meet the ACP test.

     (g) For purposes of determining the ACP and the amount of Excess Aggregate Contributions pursuant to Section 12.7, only Employer "Matching Contributions" (excluding "Matching Contributions" forfeited or distributed pursuant to Section 12.2(e), 12.5(b), or 12.7(b)) contributed to the Plan prior to the end of the succeeding Plan Year shall be considered. In addition, the Administrator may elect to take into account, with respect to Employees eligible to have Employer "Matching Contributions" made pursuant to Section 12.1(a)(2) or after-tax voluntary Employee contributions made pursuant to Section 4.7 allocated to their accounts, elective deferrals (as defined in Regulation 1.402(g)-1(b)) and qualified non-elective contributions (as defined in Code Section 401(m)(4)(C)) contributed to any plan maintained by the Employer. Such elective deferrals and qualified non-elective contributions shall be treated as Employer matching contributions subject to Regulation 1.401(m)-1(b)(2) which is incorporated herein by reference. The Plan Year must be the same as the plan year of the plan to which the elective deferrals and the qualified non-elective contributions are made.

     (h) In the event that this Plan satisfies the requirements of Code Sections 401(a)(4), 401(m), or 410(b) only if aggregated with one or more other plans, or if one or more other plans satisfy the requirements of such sections of the Code only if aggregated with this Plan, then this Section shall be applied by determining the ACP of Employees as if all such plans were a single plan. Plans may be aggregated in order to satisfy Code section 401(m) only if they have the same Plan Year.

         Any adjustments to the NHCE ACP for the prior year will be made in accordance with IRS Notice 98-1 and any superseding guidance, unless the Employer has elected in the Adoption Agreement to use the Current Year Testing method. Plans may be aggregated in order to satisfy Code
         Section 401(k) only if they have the same Plan Year and use the same ACP testing method.

     (i) For the purposes of this Section, if an HCE is a Participant under two
         (2) or more plans (other than an employee stock ownership plan as defined in Code Section 4975(e)(7)) which are maintained by the Employer or an Affiliated Employer to which "Matching Contributions," nondeductible voluntary Employee contributions, or both, are made, all such contributions on behalf of such HCE shall be aggregated for purposes of determining such HCP's actual contribution ratio. However, if the plans have different plan years, this paragraph shall be applied by treating all plans ending with or within the same calendar year as a single plan.

     (j) For purposes of this Section and Section 12.7, a Highly Compensated Participant and a Non-Highly Compensated Participant shall include any Employee eligible to have "Matching Contributions" made pursuant to
         Section 12.1(a)(2) (whether or not a deferral election was made or suspended pursuant to Section 12.2(g)) allocated to such Participant's account for the Plan Year or to make salary deferrals pursuant to
         Section 12.2 (if the Employer uses salary deferrals to satisfy the provisions of this Section) or after-tax voluntary Employee contributions pursuant to Section 4.7 (whether or not nondeductible voluntary Employee contributions are made) allocated to the Participant's account for the Plan Year.

     (k) For purposes of this Section and Section 12.7, "Matching Contribution" means an Employer contribution made to the Plan, or to a contract described in Code Section 403(b), on behalf of a Participant on account of a nondeductible voluntary Employee contribution made by such Participant, or on account of a Participant's elective deferrals under a plan maintained by the Employer.

     (l) For purposes of determining the ACP and the amount of Excess Aggregate Contributions pursuant to Section 12.7, only Elective Deferrals, Qualified Non-Elective Contributions, "Matching Contributions" and Qualified Matching Contributions contributed to the Plan prior to the end of the twelve (12) month period immediately following the Plan Year to which the contributions relate shall be considered.

     (m) Notwithstanding anything in this Section to the contrary, the provisions of this Section and Section 12.7 may be applied separately (or will be applied separately to the extent required by Regulations) to each "plan" within the meaning of Regulation 1.401(k)-1(g)(11). Furthermore, for Plan Years beginning after December 31, 1998, the provisions of Code Section 401(k)(3)(F) may be used to exclude from consideration all Non-Highly Compensated Employees who have not satisfied the minimum age and service requirements of Code Section 410(a)(1)(A).


12.7 ADJUSTMENT TO ACTUAL CONTRIBUTION PERCENTAGE TESTS

     (a) In the event (or, with respect to subsection (g) below when the Prior Year Testing method is being used, if it is anticipated) that for Plan Years beginning after December 31, 1996, the Plan does not satisfy one of the tests set forth in Section 12.6, the Administrator shall adjust Excess Aggregate Contributions or the Employer shall make contributions pursuant to the options set forth below or any combination thereof. However, if the Prior Year testing method is being used and it is anticipated that the Plan might not satisfy one of such tests, then the Employer may make contributions pursuant to the options set forth in subsection (c) below.

     (b) On or before the fifteenth day of the third month following the end of the Plan Year, but in no event later than the close of the following Plan Year the Highly Compensated Participant having the largest allocation of "Contribution Percentage Amounts" shall have a portion of such "Contribution Percentage Amounts" (and "Income" allocable to such amounts) distributed or, if non-Vested, Forfeited (including "Income" allocable to such Forfeitures) until the total amount of Excess Aggregate Contributions has been distributed, or until the amount of the Participant's "Contribution Percentage Amounts" equals the "Contribution Percentage Amounts" of the Highly Compensated Participant having the next largest amount of "Contribution Percentage Amounts." This process shall continue until the total amount of Excess Aggregate Contributions has been distributed or forfeited. Any distribution and/or Forfeiture of "Contribution Percentage Amounts" shall be made in the following order:

         (1) Employer matching contributions distributed and/or forfeited pursuant to Section 12.5(b)(1);

         (2) After-tax voluntary Employee contributions including Excess Contributions recharacterized as after-tax voluntary Employee contributions pursuant to Section 12.5(b)(2);

         (3)  Remaining Employer matching contributions.

     (c) Any distribution or Forfeiture of less than the entire amount of Excess Aggregate Contributions (and "Income") shall be treated as a pro rata distribution of Excess Aggregate Contributions and "Income." Distribution of Excess Aggregate Contributions shall be designated by the Employer as a distribution of Excess Aggregate Contributions (and "Income"). Forfeitures of Excess Aggregate Contributions shall be treated in accordance with Section 4.3. However, no such Forfeiture may be allocated to a Highly Compensated Participant whose contributions are reduced pursuant to this Section.

     (d) For the purpose of this Section, "Income" means the income or losses allocable to Excess Aggregate Contributions, which amount shall be allocated at the same time and in the same manner as income or losses are allocated pursuant to Section 4.3(c). However, "Income" for the period between the end of the Plan Year and the date of the distribution (the "gap period") is not required to be distributed.

     (e) Excess Aggregate Contributions attributable to amounts other than nondeductible voluntary Employee contributions, including forfeited matching contributions, shall be treated as Employer contributions for purposes of Code Sections 404 and 415 even if distributed from the Plan.

     (f) The determination of the amount of Excess Aggregate Contributions with respect to any Plan Year shall be made after first determining the Excess Contributions, if any, to be treated as nondeductible voluntary Employee contributions due to recharacterization for the plan year of any other qualified cash or deferred arrangement (as defined in Code
         Section 401(k)) maintained by the Employer that ends with or within the Plan Year or which are treated as after-tax voluntary Employee contributions due to recharacterization pursuant to Section 12.5.

     (g) Notwithstanding the above, within twelve (12) months after the end of the Plan Year (or, if the Prior Year Testing method is used, within twelve (12) months after the end of the prior Plan Year), the Employer may make a special Qualified Non-Elective Contribution or Qualified Matching Contribution in accordance with one of the following provisions which contribution shall be allocated to the Qualified Non-Elective Contribution Account or Qualified Matching Contribution Account of each Non-Highly Compensated eligible to share in the allocation in accordance with such provision. The Employer shall provide the Administrator with written notification of the amount of the contribution being made and for which provision it is being made pursuant to.

         (1) A Qualified Non-Elective Contribution may be made on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy (or to prevent an anticipated failure of) one of the tests set forth in Section 12.6. Such contribution shall be allocated in the same proportion that each Non-Highly Compensated Participant's 414(s) Compensation for the year (or prior year if the Prior Year Testing method is being used) bears to the total 414(s) Compensation of all Non-Highly Compensated Participants for such year.

         (2) A Qualified Non-Elective Contribution may be made on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy (or to prevent an anticipated failure of) one of the tests set forth in Section 12.6. Such contribution shall be allocated in the same proportion that each Non-Highly Compensated Participant's 414(s) Compensation for the year (or prior year if the Prior Year Testing method is being used) bears to the total 414(s) Compensation of all Non-Highly Compensated Participants for such year. However, for purposes of this contribution, Non-Highly Compensated Participants who are not employed at the end of the Plan Year (or at the end of the prior Plan Year if the Prior Year Testing method is being used) and, if this is a standardized Plan, who have not completed more than 500 Hours of Service (or three
              (3) consecutive calendar months if the Elapsed Time Method is selected in the Adoption Agreement) during such Plan Year, shall not be eligible to share in the allocation and shall be disregarded.

         (3) A Qualified Non-Elective Contribution may be made on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy (or to prevent an anticipated failure of) one of the tests set forth in Section 12.6. Such contribution shall be allocated in equal amounts (per capita).

         (4) A Qualified Non-Elective Contribution may be made on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy (or to prevent an anticipated failure of) one of the tests set forth in Section 12.6. Such contribution shall be allocated in equal amounts (per capita). However, for purposes of this contribution, Non-Highly Compensated Participants who are not employed at the end of the Plan Year (or at the end of the prior Plan Year if the Prior Year Testing method is being used) and, if this is a standardized Plan, who have not completed more than 500 Hours of Service (or three (3) consecutive calendar months if the Elapsed Time Method is selected in the Adoption Agreement) during such Plan Year, shall not be eligible to share in the allocation and shall be disregarded.

         (5) A Qualified Non-Elective Contribution may be made on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy (or to prevent an anticipated failure of) one of the tests set forth in Section 12.6. Such contribution shall be allocated to the Qualified Non-Elective Contribution Account of the Non-Highly Compensated Participant having the lowest 414(s) Compensation, until one of the tests set forth in Section 12.6 is satisfied (or is anticipated to be satisfied), or until such Non-Highly Compensated Participant has received the maximum "Annual Addition" pursuant to Section 4.4. This process shall continue until one of the tests set forth in Section 12.6 is satisfied (or is anticipated to be satisfied).

         (6) A Qualified Non-Elective Contribution may be made on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy (or to prevent an anticipated failure of) one of the tests set forth in Section 12.6. Such contribution shall be allocated to the Qualified Non-Elective Contribution Account of the Non-Highly Compensated Participant having the lowest 414(s) Compensation, until one of the tests set forth in Section 12.6 is satisfied (or is anticipated to be satisfied), or until such Non-Highly Compensated Participant has received the maximum "Annual Addition" pursuant to Section 4.4. This process shall continue until one of the tests set forth in Section 12.6 is satisfied (or is anticipated to be satisfied). However, for purposes of this contribution, Non-Highly Compensated Employees who are not employed at the end of the Plan Year (or at the end of the prior Plan Year if the Prior Year Testing method is being used) and, if this is a standardized Plan, who have not completed more than 500 Hours of Service (or three (3) consecutive calendar months if the Elapsed Time Method is selected in the Adoption Agreement) during such Plan Year, shall not be eligible to share in the allocation and shall be disregarded.

         (7) A "Matching Contribution" may be made on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy (or to prevent an anticipated failure of) one of the tests set forth in
              Section 12.6. Such contribution shall be allocated on behalf of each Non-Highly Compensated Participant in the same proportion that each Non-Highly Compensated Participant's Elective Deferrals for the year bears to the total Elective Deferrals of all Non-Highly Compensated Participants. The Employer shall designate, at the time the contribution is made, whether the contribution made pursuant to this provision shall be a Qualified Matching Contribution allocated to a Participant's Qualified Matching Contribution Account or an Employer Non-Elective Contribution allocated to a Participant's Non-Elective Account.

         (8) A "Matching Contribution" may be made on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy (or to prevent an anticipated failure of) one of the tests set forth in
              Section 12.6. Such contribution shall be allocated on behalf of each Non-Highly Compensated Participant in the same proportion that each Non-Highly Compensated Participant's Elective Deferrals for the year bears to the total Elective Deferrals of all Non-Highly Compensated Participants. The Employer shall designate, at the time the contribution is made, whether the contribution made pursuant to this provision shall be a Qualified Matching Contribution allocated to a Participant's Qualified Matching Contribution Account or an Employer Non-Elective Contribution allocated to a Participant's Non-Elective Account. However, for purposes of this contribution, Non-Highly Compensated Participants who are not employed at the end of the Plan Year (or at the end of the prior Plan Year if the Prior Year Testing method is being used) and, if this is a standardized Plan, who have not completed more than 500 Hours of Service (or three (3) consecutive calendar months if the Elapsed Time Method is selected in the Adoption Agreement) during such Plan Year, shall not be eligible to share in the allocation and shall be disregarded.

         (9) A "Matching Contribution" may be made on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy (or to prevent an anticipated failure of) one of the tests set forth in
              Section 12.4. Such contribution shall be allocated on behalf of the Non-Highly Compensated Participant having the lowest Elective Deferrals until one of the tests set forth in Section 12.4 is satisfied (or is anticipated to be satisfied), or until such Non-Highly Compensated Participant has received the maximum "Annual Addition" pursuant to Section 4.4. This process shall continue until one of the tests set forth in Section 12.4 is satisfied (or is anticipated to be satisfied). The Employer shall designate, at the time the contribution is made, whether the contribution made pursuant to this provision shall be a Qualified Matching Contribution allocated to a Participant's Qualified Matching Contribution Account or an Employer Non-Elective Contribution allocated to a Participant's Non-Elective Account.

         (10) A "Matching Contribution" may be made on behalf of Non-Highly Compensated Participants in an amount sufficient to satisfy (or to prevent an anticipated failure of) one of the tests set forth in
              Section 12.4. Such contribution shall be allocated on behalf of the Non-Highly Compensated Participant having the lowest Elective Deferrals until one of the tests set forth in Section 12.4 is satisfied (or is anticipated to be satisfied), or until such Non-Highly Compensated Participant has received the maximum "Annual Addition" pursuant to Section 4.4. This process shall continue until one of the tests set forth in Section 12.4 is satisfied (or is anticipated to be satisfied). The Employer shall designate, at the time the contribution is made, whether the contribution made pursuant to this provision shall be a Qualified Matching Contribution allocated to a Participant's Qualified Matching Contribution Account or an Employer Non-Elective Contribution allocated to a Participant's Non-Elective Account. However, for purposes of this contribution, Non-Highly Compensated Participants who are not employed at the end of the Plan Year (or at the end of the prior Plan Year if the Prior Year Testing method is being used) and, if this is a standardized Plan, who have not completed more than 500 Hours of Service (or three (3) consecutive calendar months if the Elapsed Time Method is selected in the Adoption Agreement) during such Plan Year, shall not be eligible to share in the allocation and shall be disregarded.

     (h) Any Excess Aggregate Contributions (and "Income") which are distributed on or after 2 1/2 months after the end of the Plan Year shall be subject to the ten percent (10%) Employer excise tax imposed by Code
         Section 4979.

12.8 SAFE HARBOR PROVISIONS

     (a) The provisions of this Section will apply if the Employer has elected, in the Adoption Agreement, to use the "ADP Test Safe Harbor" or "ACP Test Safe Harbor." If the Employer has elected to use the "ADP Test Safe Harbor" for a Plan Year, then the provisions relating to the ADP test described in Section 12.4 and in Code Section 401(k)(3) do not apply for such Plan Year. In addition, if the Employer has also elected to use the "ACP Test Safe Harbor" for a Plan Year, then the provisions relating to the ACP test described in Section 12.6 and in Code Section 401(m)(2) do not apply for such Plan Year. Furthermore, to the extent any other provision of the Plan is inconsistent with the provisions of this Section, the provisions of this Section will govern.

     (b) For purposes of this Section, the following definitions apply:

         (1)  "ACP Test Safe Harbor" means the method described in subsection
              (c) below for satisfying the ACP test of Code Section 401(m)(2).

         (2) "ACP Test Safe Harbor Matching Contributions" means "Matching Contributions" described in subsection (d)(1).

         (3)  "ADP Test Safe Harbor" means the method described in subsection
              (c) for satisfying the ADP test of Code Section 401(k)(3).

         (4) "ADP Test Safe Harbor Contributions" means "Matching Contributions" and nonelective contributions described in subsection (c)(1) below.

         (5) "Compensation" means Compensation as defined in Section 1.11, except, for purposes of this Section, no dollar limit, other than the limit imposed by Code Section 401(a)(17), applies to the Compensation of a Non-Highly Compensated Employee. However, solely for purposes of determining the Compensation subject to a Participant's deferral election, the Employer may use an alternative definition to the one described in the preceding sentence, provided such alternative definition is a reasonable definition within the meaning of Regulation 1.414(s)-1(d)(2) and permits each Participant to elect sufficient Elective Deferrals to receive the maximum amount of "Matching Contributions" (determined using the definition of Compensation described in the preceding sentence) available to the Participant under the Plan.

         (6) "Eligible Participant" means a Participant who is eligible to make Elective Deferrals under the Plan for any part of the Plan Year (or who would be eligible to make Elective Deferrals but for a suspension due to a hardship distribution described in Section
              12.9 or to statutory limitations, such as Code Sections 402(g) and
              415) and who is not excluded as an "Eligible Participant" under the 401(k) Safe Harbor elections in the Adoption Agreement.

         (7) "Matching Contributions" means contributions made by the Employer on account of an "Eligible Participant's" Elective Deferrals.

     (c) The provisions of this subsection apply for purposes of satisfying the "ADP Test Safe Harbor."

         (1) The "ADP Test Safe Harbor Contribution" is the contribution elected by the Employer in the Adoption Agreement to be used to satisfy the "ADP Test Safe Harbor." However, if no contribution is elected in the Adoption Agreement, the Employer will contribute to the Plan for the Plan Year a "Basic Matching Contribution" on behalf of each "Eligible Employee." The "Basic Matching Contribution" is equal to (i) one-hundred percent (100%) of the amount of an "Eligible Participant's" Elective Deferrals that do not exceed three percent (3%) of the Participant's "Compensation" for the Plan Year, plus (ii) fifty percent (50%) of the amount of the Participant's Elective Deferrals that exceed three percent (3%) of the Participant's "Compensation" but do not exceed five percent (5%) of the Participant's "Compensation."

         (2) Except as provided in subsection (e) below, for purposes of the Plan, a Basic Matching Contribution or an Enhanced Matching Contribution will be treated as a Qualified Matching Contribution and a Nonelective Safe Harbor Contribution will be treated as a Qualified Non-Elective Contribution. Accordingly, the "ADP Test Safe Harbor Contribution" will be fully Vested and subject to the distribution restrictions set forth in Section 12.2(c) (i.e., may generally not be distributed earlier than separation from service, death, disability, an event described in Section 401(k)(1), or, in case of a profit sharing plan, the attainment of age 59 1/2.). In addition, such contributions must satisfy the "ADP Test Safe Harbor" without regard to permitted disparity under Code Section 401(l).

         (3) At least thirty (30) days, but not more than ninety (90) days, before the beginning of the Plan Year, the Employer will provide each "Eligible Participant" a comprehensive notice of the Participant's rights and obligations under the Plan, written in a manner calculated to be understood by the average Participant. However, if an Employee becomes eligible after the 90th day before the beginning of the Plan Year and does not receive the notice for that reason, the notice must be provided no more than ninety (90) days before the Employee becomes eligible but not later than the date the Employee becomes eligible.

         (4) In addition to any other election periods provided under the Plan, each "Eligible Participant" may make or modify a deferral election during the thirty (30) day period immediately following receipt of the notice described in subsection (3) above. Furthermore, if the "ADP Test Safe Harbor" is a "Matching Contribution" each "Eligible Employee" must be permitted to elect sufficient Elective Deferrals to receive the maximum amount of "Matching Contributions" available to the Participant under the Plan.

     (d) The provisions of this subsection apply if the Employer has elected to satisfy the "ACP Test Safe Harbor."

         (1) In addition to the "ADP Test Safe Harbor Contributions," the Employer will make any "Matching Contributions" in accordance with elections made in the Adoption Agreement. Such additional "Matching Contributions" will be considered "ACP Test Safe Harbor Matching Contributions."

         (2) Notwithstanding any election in the Adoption Agreement to the contrary, an "Eligible Participant's" Elective Deferrals in excess of six percent (6%) of "Compensation" may not be taken into account in applying "ACP Test Safe Harbor Matching Contributions." In addition, effective with respect to Plan Years beginning after December 31, 1999, any portion of an "ACP Test Safe Harbor Matching Contribution" attributable to a discretionary "Matching Contribution" may not exceed four percent (4%) of an "Eligible Participant's" "Compensation."

     (e) The Plan is required to satisfy the ACP test of Code Section 401(m)(2), using the current year testing method, if the Plan permits after-tax voluntary Employee contributions or if matching contributions that do not satisfy the "ACP Test Safe Harbor" may be made to the Plan. In such event, only "ADP Test Safe Harbor Contributions" or "ACP Test Safe Harbor Contributions" that exceed the amount needed to satisfy the "ADP Test Harbor" or "ACP Test Safe Harbor" (if the Employer has elected to use the "ACP Test Safe Harbor") may be treated as Qualified Nonelective Contributions or Qualified Matching Contributions in applying the ACP test. In addition, in applying the ACP test, elective contributions may not treated as matching contributions under Code Section 401(m)(3). Furthermore, in applying the ACP test, the Employer may elect to disregard with respect to all "Eligible Participants" (1) all "Matching Contributions" if the only "Matching Contributions" made to the Plan satisfy the "ADP Test Safe Harbor Contribution" (the "Basic Matching Contribution" or the "Enhanced Matching Contribution") and (2) if the "ACP Test Safe Harbor" is satisfied, "Matching Contributions" that do not exceed four percent (4%) of each Participant's "Compensation."

12.9 ADVANCE DISTRIBUTION FOR HARDSHIP

     (a) The Administrator, at the election of a Participant, shall direct the Trustee to distribute to the Participant in any one Plan Year up to the lesser of (1) 100% of the accounts as elected in the Adoption Agreement valued as of the last Valuation Date or (2) the amount necessary to satisfy the immediate and heavy financial need of the Participant. Any distribution made pursuant to this Section shall be deemed to be made as of the first day of the Plan Year or, if later, the Valuation Date immediately preceding the date of distribution, and the account from which the distribution is made shall be reduced accordingly. Withdrawal under this Section shall be authorized only if the distribution is for one of the following or any other item permitted under Regulation 1.401(k)-1(d)(2)(iv):

         (1) Medical expenses described in Code Section 213(d) incurred by the Participant, the Participant's spouse, or any of the Participant's dependents (as defined in Code Section 152) or necessary for these persons to obtain medical care as described in Code Section 213(d);

         (2) Costs directly related to the purchase (excluding mortgage payments) of a principal residence for the Participant;

         (3) Payment of tuition and related educational fees, and room and board expenses, for the next twelve (12) months of post-secondary education for the Participant, the Participant's spouse, children, or dependents (as defined in Code Section 152); or

         (4) Payments necessary to prevent the eviction of the Participant from the Participant's principal residence or foreclosure on the mortgage on that residence.

     (b) No distribution shall be made pursuant to this Section unless the Administrator, based upon the Participant's representation and such other facts as are known to the Administrator, determines that all of the following conditions are satisfied:

         (1) The distribution is not in excess of the amount of the immediate and heavy financial need of the Participant (including any amounts necessary to pay any federal, state, or local taxes or penalties reasonably anticipated to result from the distribution);

         (2) The Participant has obtained all distributions, other than hardship distributions, and all nontaxable loans currently available under all plans maintained by the Employer (to the extent the loan would not increase the hardship);

         (3) The Plan, and all other plans maintained by the Employer, provide that the Participant's elective deferrals and nondeductible voluntary Employee contributions will be suspended for at least twelve (12) months after receipt of the hardship distribution; and

         (4) The Plan, and all other plans maintained by the Employer, provide that the Participant may not make elective deferrals for the Participant's taxable year immediately following the taxable year of the hardship distribution in excess of the applicable limit under Code Section 402(g) for such next taxable year less the amount of such Participant's elective deferrals for the taxable year of the hardship distribution.

     (c) Notwithstanding the above, distributions from the Participant's Elective Deferral Account, Qualified Matching Contribution Account and Qualified Non-Elective Account pursuant to this Section shall be limited solely to the Participant's Elective Deferrals and any income attributable thereto credited to the Participant's Elective Deferral Account as of December 31, 1988. Furthermore, if a hardship distribution is permitted from more than one account type, the Administrator may determine any ordering of a Participant's hardship distribution from such accounts.

(d) Any distribution made pursuant to this Section shall be made in a manner which is consistent with and satisfies the provisions of Section 6.5, including, but not limited to, all notice and consent requirements of Code Sections 411(a)(11) and 417 and the Regulations thereunder.

--------------------------------------------------------------------------------
                                  ARTICLE XIII
                            SIMPLE 401(K) PROVISIONS
--------------------------------------------------------------------------------

13.1 SIMPLE 401(k) PROVISIONS

     (a) If elected in the Adoption Agreement, this Plan is intended to be a SIMPLE 401(k) plan which satisfies the requirements of Code Sections 401(k)(11) and 401(m)(10).

     (b) The provisions of this Article apply for a "year" only if the following conditions are met:

         (1) The Employer adopting this Plan is an "eligible employer." An "eligible employer" means, with respect to any "year," an Employer that had no more than 100 Employees who received at least $5,000 of "compensation" from the Employer for the preceding "year." In applying the preceding sentence, all employees of an Affiliated Employer are taken into account.

              An "eligible employer" that has elected to use the SIMPLE 401(k) provisions but fails to be an "eligible employer" for any subsequent "year," is treated as an "eligible employer" for the two (2) "years" following the last "year" the Employer was an "eligible employer." If the failure is due to any acquisition, disposition, or similar transaction involving an "eligible employer," the preceding sentence applies only if the provisions of Code Section 410(b)(6)(C)(i) are satisfied.

         (2) No contributions are made, or benefits accrued for services during the "year," on behalf of any "eligible employee" under any other plan, contract, pension, or trust described in Code Section 219(g)(5)(A) or (B), maintained by the Employer.

     (c) To the extent that any other provision of the Plan is inconsistent with the provisions of this Article, the provisions of this Article govern.

13.2 DEFINITIONS

     (a) "Compensation" means, for purposes of this Article, the sum of the wages, tips, and other compensation from the Employer subject to federal income tax withholding (as described in Code Section 6051(a)(3)) and the Employee's salary reduction contributions made under this or any other 401(k) plan, and, if applicable, elective deferrals under a Code Section 408(p) SIMPLE plan, a SARSEP, or a Code
         Section 403(b) annuity contract and compensation deferred under a Code
         Section 457 plan, required to be reported by the Employer on Form W-2 (as described in Code Section 6051(a)(8)). For self-employed individuals, "compensation" means net earnings from self-employment determined under Code Section 1402(a) prior to subtracting any contributions made under this Plan on behalf of the individual. The provisions of the plan implementing the limit on Compensation under Code Section 401(a)(17) apply to the "compensation" under this Article.

     (b) "Eligible employee" means, for purposes of this Article, any Participant who is entitled to make elective deferrals described in Code Section 402(g) under the terms of the Plan.

     (c) "Year" means the calendar year.

13.3 CONTRIBUTIONS

     (a) Salary Reduction Contributions

         (1) Each "eligible employee" may make a salary reduction election to have "compensation" reduced for the "year" in any amount selected by the Employee subject to the limitation in subsection (c) below. The Employer will make a salary reduction contribution to the Plan, as an Elective Deferral, in the amount by which the Employee's "compensation" has been reduced.

         (2) The total salary reduction contribution for the "year" cannot exceed $6,000 for any Employee. To the extent permitted by law, this amount will be adjusted to reflect any annual cost-of-living increases announced by the IRS.

     (b) Other Contributions

         (1) Matching Contributions. Unless (2) below is elected, each "year" the Employer will make a matching contribution to the Plan on behalf of each Employee who makes a salary reduction election under Section 13.3(a). The amount of the matching contribution will be equal to the Employee's salary reduction contribution up to a limit of three percent (3%) of the Employee's "compensation" for the full "year."

         (2) Nonelective Contributions. For any "year," instead of a matching contribution, the Employer may elect to contribute a nonelective contribution of two percent (2%) of "compensation" for the "year" for each "eligible employee" who received at least $5,000 of "compensation" from the Employer for the "year."

     (c) Limitation on Other Contributions

         No Employer or Employee contributions may be made to this Plan for the "year" other than salary reduction contributions described in Section 13.3(a), matching or nonelective contributions described in Section 13.3(b) and rollover contributions described in Regulation Section 1.402(c)-2, Q&A-1(a). Furthermore, the provisions of Section 4.4 which implement the limitations of Code Section 415 apply to contributions made pursuant to this Section.

13.4 ELECTION AND NOTICE REQUIREMENTS

     (a) Election Period

         (1) In addition to any other election periods provided under the Plan, each "eligible employee" may make or modify a salary reduction election during the 60-day period immediately preceding each January 1st.

         (2) For the "year" an Employee becomes eligible to make salary reduction contributions under this Article, the 60-day election period requirement of subsection (a)(1) is deemed satisfied if the Employee may make or modify a salary reduction election during a 60-day period that includes either the date the Employee becomes eligible or the day before.

         (3) Each "eligible employee" may terminate a salary reduction election at any time during the "year."

     (b) Notice Requirements

         (1) The Employer will notify each "eligible employee" prior to the 60-day election period described in Section 13.4(a) that a salary reduction election or a modification to a prior election may be made during that period.

         (2) The notification described in (1) above will indicate whether the Employer will provide a matching contribution described in Section 13.3(b)(1) or a two percent (2%) nonelective contribution described in section 13.3(b)(2).

13.5 VESTING REQUIREMENTS

     All benefits attributable to contributions made pursuant to this Article are nonforfeitable at all times, and all previous contributions made under the Plan are nonforfeitable as of the beginning of the Plan Year that the 401(k) SIMPLE provisions apply.

13.6 TOP-HEAVY RULES

     The Plan is not treated as a top heavy plan under Code Section 416 for any year for which the provisions of this Article are effective and satisfied.

13.7 NONDISCRIMINATION TESTS

     The Plan is treated as meeting the requirements of Code Sections 401(k)(3)(A)(ii) and 401(m)(2) for any "year" for which the provisions of this Article are effective and satisfied. Accordingly, Sections 12.4, 12.5,
     12.6 and 12.7 shall not apply to the Plan.

                                   POST-EGTRRA
                                AMENDMENT TO THE

                         METROPOLITAN LIFE INSURANCE CO.
                   DEFINED CONTRIBUTION PROTOTYPE PLAN & TRUST
                           BASIC PLAN DOCUMENT NO. 03


                                    ARTICLE I
                                    PREAMBLE

1.1 Adoption and effective date of amendment. This amendment of the plan is adopted to reflect certain provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 ("EGTRRA"), the Job Creation and Worker Assistance Act of 2002, IRS Regulations issued pursuant to IRC ss.401(a)(9), and other IRS guidance. This amendment is intended as good faith compliance with the requirements of EGTRRA and is to be construed in accordance with EGTRRA and guidance issued thereunder. Except as otherwise provided, this amendment shall be effective as of the first day of the first plan year beginning after December 31, 2001.

1.2 Supersession of inconsistent provisions. This amendment shall supersede the provisions of the plan to the extent those provisions are inconsistent with the provisions of this amendment.

1.3 Adoption by prototype sponsor. Except as otherwise provided herein, pursuant to Section 5.01 of Revenue Procedure 2000-20, the sponsor hereby adopts this amendment on behalf of all adopting employers.


                                   ARTICLE II
                          ADOPTION AGREEMENT ELECTIONS

         The questions in this Article II only need to be completed in order to override the default provisions set forth below. If all of the default provisions will apply, then these questions should be skipped.

         Unless the employer elects otherwise in this Article II, the following defaults apply:

         1. For plans subject to the qualified joint and survivor annuity rules, rollovers are automatically excluded in determining whether the $5,000 threshold has been exceeded for automatic cash-outs (if the plan provides for automatic cash-outs). This is applied to all participants regardless of when the distributable event occurred.

                  2. The minimum distribution requirements are effective for distribution calendar years beginning with the 2003 calendar year. In addition, participants or beneficiaries may elect on an individual basis whether the 5-year rule or the life expectancy rule in the plan applies to distributions after the death of a participant who has a designated beneficiary.

         3. Amounts that are "deemed 125 compensation" are not included in the definition of compensation.

2.1 Exclusion of Rollovers in Application of Involuntary Cash-out Provisions. If the plan is subject to the joint and survivor annuity rules and includes involuntary cash-out provisions, then unless one of the options below is elected, effective for distributions made after December 31, 2001, rollover contributions will be excluded in determining the value of a participant's nonforfeitable account balance for purposes of the plan's involuntary cash-out rules. a. [ ] Rollover contributions will not be excluded.
         b. [ ] Rollover contributions will be excluded only with respect to distributions made after ______________ (Enter a date no earlier than December 31, 2001).
         c. [ ] Rollover contributions will only be excluded with respect to participants who separated from service after ______________. (Enter a date. The date may be earlier than December 31, 2001.)

2.2    Amendment for Section 401(a)(9) Final and Temporary Treasury Regulations.

         a. Effective date. Unless an earlier effective date is specified below, the provisions of Article V of this amendment will apply for purposes of determining required minimum distributions for calendar years beginning with the 2003 calendar year.

              [ ] This amendment applies for purposes of determining required minimum distributions for distribution calendar years beginning with the_______ calendar year, as well as required minimum distributions for the _______ distribution calendar year that are made on or after _______________________________ (leave blank if this amendment does not apply to any minimum distributions for a partial distribution calendar year).

         b. Election to not permit Participants or Beneficiaries to Elect 5-Year Rule.

              Unless elected below, Participants or beneficiaries may elect on an individual basis whether the 5-year rule or the life expectancy rule in Sections 5.2.2 and 5.4.2 of this amendment applies to distributions after the death of a Participant who has a designated beneficiary. The election must be made no later than the earlier of September 30 of the calendar year in which distribution would be required to begin under Section 5.2.2 of this amendment, or by September 30 of the calendar year which contains the fifth anniversary of the Participant's (or, if applicable, surviving spouse's) death. If neither the Participant nor beneficiary makes an election under this paragraph, distributions will be made in accordance with Sections 5.2.2 and
              5.4.2 of this amendment and, if applicable, the elections in
              Section 2.2.c of this amendment below.

              [ ] The provision set forth above in this Section 2.2.b shall not apply. Rather, Sections 5.2.2 and 5.4.2 of this amendment shall apply except as elected in Section 2.2.c of this amendment below.

         c. Election to Apply 5-Year Rule to Distributions to Designated Beneficiaries.

              [ ] If the Participant dies before distributions begin and there is a designated beneficiary, distribution to the designated beneficiary is not required to begin by the date specified in the Plan, but the Participant's entire interest will be distributed to the designated beneficiary by December 31 of the calendar year containing the fifth anniversary of the Participant's death. If the Participant's surviving spouse is the Participant's sole designated beneficiary and the surviving spouse dies after the Participant but before distributions to either the Participant or the surviving spouse begin, this election will apply as if the surviving spouse were the Participant.

                  If the above is elected, then this election will apply to:

                  1. [ ] All distributions.

                  2. [ ] The following distributions:
                     __________________________________.

         d. Election to Allow Designated Beneficiary Receiving Distributions Under 5-Year Rule to Elect Life Expectancy Distributions.

              [ ] A designated beneficiary who is receiving payments under the 5-year rule may make a new election to receive payments under the life expectancy rule until December 31, 2003, provided that all amounts that would have been required to be distributed under the life expectancy rule for all distribution calendar years before 2004 are distributed by the earlier of December 31, 2003, or the end of the 5-year period.

2.3 Deemed 125 compensation. Article VI of this amendment shall not apply unless otherwise elected below.

         [ ] Article VI of this amendment (Deemed 125 Compensation) shall apply effective as of Plan Years and Limitation Years beginning on or after ______________________(insert the later of January 1, 1998, or the first day of the first plan year the Plan used this definition).


     ARTICLE III
                              INVOLUNTARY CASH-OUTS

3.1 Applicability and effective date. If the plan is subject to the qualified joint and survivor annuity rules and provides for involuntary cash-outs of amounts less than $5,000, then unless otherwise elected in
         Section 2.1 of this amendment, this Article shall apply for distributions made after December 31, 2001, and shall apply to all participants.

3.2 Rollovers disregarded in determining value of account balance for involuntary distributions. For purposes of the Sections of the plan that provide for the involuntary distribution of vested accrued benefits of $5,000 or less, the value of a participant's nonforfeitable account balance shall be determined without regard to that portion of the account balance that is attributable to rollover contributions (and earnings allocable thereto) within the meaning of Sections 402(c), 403(a)(4), 403(b)(8), 408(d)(3)(A)(ii), and 457(e)(16) of the Code. If
         the value of the participant's nonforfeitable account balance as so determined is $5,000 or less, then the plan shall immediately distribute the participant's entire nonforfeitable account balance.

                                   ARTICLE IV
                             HARDSHIP DISTRIBUTIONS

Reduction of Section 402(g) of the Code following hardship distribution. If the plan provides for hardship distributions upon satisfaction of the safe harbor (deemed) standards as set forth in Treas. Reg. Section 1.401(k)-1(d)(2)(iv), then effective as of the date the elective deferral suspension period is reduced from 12 months to 6 months pursuant to EGTRRA, there shall be no reduction in the maximum amount of elective deferrals that a Participant may make pursuant to
Section 402(g) of the Code solely because of a hardship distribution made by this plan or any other plan of the Employer.

                                    ARTICLE V
                         REQUIRED MINIMUM DISTRIBUTIONS

5.1      GENERAL RULES

5.1.1 Effective Date. Unless a later effective date is specified in Section 2.2.a of this amendment, the provisions of this amendment will apply for purposes of determining required minimum distributions for calendar years beginning with the 2003 calendar year.

5.1.2 Coordination with Minimum Distribution Requirements Previously in Effect. If the effective date of this amendment is earlier than calendar years beginning with the 2003 calendar year, required minimum distributions for 2002 under this amendment will be determined as follows. If the total amount of 2002 required minimum distributions under the Plan made to the distributee prior to the effective date of this amendment equals or exceeds the required minimum distributions determined under this amendment, then no additional distributions will be required to be made for 2002 on or after such date to the distributee. If the total amount of 2002 required minimum distributions under the Plan made to the distributee prior to the effective date of this amendment is less than the amount determined under this amendment, then required minimum distributions for 2002 on and after such date will be determined so that the total amount of required minimum distributions for 2002 made to the distributee will be the amount determined under this amendment.

5.1.3 Precedence. The requirements of this amendment will take precedence over any inconsistent provisions of the Plan.

5.1.4 Requirements of Treasury Regulations Incorporated. All distributions required under this amendment will be determined and made in accordance with the Treasury regulations under Section 401(a)(9) of the Internal Revenue Code.

5.1.5 TEFRA Section 242(b)(2) Elections. Notwithstanding the other provisions of this amendment, distributions may be made under a designation made before January 1, 1984, in accordance with Section 242(b)(2) of the Tax Equity and Fiscal Responsibility Act (TEFRA) and the provisions of the Plan that relate to Section 242(b)(2) of TEFRA.

5.2      TIME AND MANNER OF DISTRIBUTION

5.2.1 Required Beginning Date. The Participant's entire interest will be distributed, or begin to be distributed, to the Participant no later than the Participant's required beginning date.

5.2.2 Death of Participant Before Distributions Begin. If the Participant dies before distributions begin, the Participant's entire interest will be distributed, or begin to be distributed, no later than as follows:

         (a) If the Participant's surviving spouse is the Participant's sole designated beneficiary, then, except as provided in Article V, distributions to the surviving spouse will begin by December 31 of the calendar year immediately following the calendar year in which the Participant died, or by December 31 of the calendar year in which the Participant would have attained age 70 1/2, if later.

(b) If the Participant's surviving spouse is not the Participant's sole designated beneficiary, then, except as provided in Section 2.3 of this amendment, distributions to the designated beneficiary will begin by December 31 of the calendar year immediately following the calendar year in which the Participant died.

         (c) If there is no designated beneficiary as of September 30 of the year following the year of the Participant's death, the Participant's entire interest will be distributed by December 31 of the calendar year containing the fifth anniversary of the Participant's death.


         (d) If the Participant's surviving spouse is the Participant's sole designated beneficiary and the surviving spouse dies after the Participant but before distributions to the surviving spouse begin, this Section 5.2.2, other than Section 5.2.2(a), will apply as if the surviving spouse were the Participant.


         For purposes of this Section 5.2.2 and Section 2.2, unless Section 5.2.2(d) applies, distributions are considered to begin on the Participant's required beginning date. If Section 5.2.2(d) applies, distributions are considered to begin on the date distributions are required to begin to the surviving spouse under Section 5.2.2(a). If distributions under an annuity purchased from an insurance company irrevocably commence to the Participant before the Participant's required beginning date (or to the Participant's surviving spouse before the date distributions are required to begin to the surviving spouse under Section 5.2.2(a)), the date distributions are considered to begin is the date distributions actually commence.

5.2.3 Forms of Distribution. Unless the Participant's interest is distributed in the form of an annuity purchased from an insurance company or in a single sum on or before the required beginning date, as of the first distribution calendar year distributions will be made in accordance with Sections 6.3 and 6.4 of this amendment. If the Participant's interest is distributed in the form of an annuity purchased from an insurance company, distributions thereunder will be made in accordance with the requirements of Section 401(a)(9) of the Code and the Treasury regulations.

5.3      REQUIRED MINIMUM DISTRIBUTIONS DURING PARTICIPANT'S LIFETIME

5.3.1 Amount of Required Minimum Distribution For Each Distribution Calendar Year. During the Participant's lifetime, the minimum amount that will be distributed for each distribution calendar year is the lesser of:

         (a) the quotient obtained by dividing the Participant's account balance by the distribution period in the Uniform Lifetime Table set forth in
         Section 1.401(a)(9)-9 of the Treasury regulations, using the Participant's age as of the Participant's birthday in the distribution calendar year; or

         (b) if the Participant's sole designated beneficiary for the distribution calendar year is the Participant's spouse, the quotient obtained by dividing the Participant's account balance by the number in the Joint and Last Survivor Table set forth in Section 1.401(a)(9)-9 of the Treasury regulations, using the Participant's and spouse's attained ages as of the Participant's and spouse's birthdays in the distribution calendar year.

5.3.2 Lifetime Required Minimum Distributions Continue Through Year of Participant's Death. Required minimum distributions will be determined under this Section 5.3 beginning with the first distribution calendar year and up to and including the distribution calendar year that includes the Participant's date of death.

5.4      REQUIRED MINIMUM DISTRIBUTIONS AFTER PARTICIPANT'S DEATH

5.4.1    Death On or After Date Distributions Begin.

          (a) Participant Survived by Designated Beneficiary. If the Participant dies on or after the date distributions begin and there is a designated beneficiary, the minimum amount that will be distributed for each distribution calendar year after the year of the Participant's death is the quotient obtained by dividing the Participant's account balance by the longer of the remaining life expectancy of the Participant or the remaining life expectancy of the Participant's designated beneficiary, determined as follows:

                  (1) The Participant's remaining life expectancy is calculated using the age of the Participant in the year of death, reduced by one for each subsequent year.

                  (2) If the Participant's surviving spouse is the Participant's sole designated beneficiary, the remaining life expectancy of the surviving spouse is calculated for each distribution calendar year after the year of the Participant's death using the surviving spouse's age as of the spouse's birthday in that year. For distribution calendar years after the year of the surviving spouse's death, the remaining life expectancy of the surviving spouse is calculated using the age of the surviving spouse as of the spouse's birthday in the calendar year of the spouse's death, reduced by one for each subsequent calendar year.

                  (3) If the Participant's surviving spouse is not the Participant's sole designated beneficiary, the designated beneficiary's remaining life expectancy is calculated using the age of the beneficiary in the year following the year of the Participant's death, reduced by one for each subsequent year.

          (b) No Designated Beneficiary. If the Participant dies on or after the date distributions begin and there is no designated beneficiary as of September 30 of the year after the year of the Participant's death, the minimum amount that will be distributed for each distribution calendar year after the year of the Participant's death is the quotient obtained by dividing the Participant's account balance by the Participant's remaining life expectancy calculated using the age of the Participant in the year of death, reduced by one for each subsequent year.

5.4.2    Death Before Date Distributions Begin.

         (a) Participant Survived by Designated Beneficiary. Except as provided in Section 2.2, if the Participant dies before the date distributions begin and there is a designated beneficiary, the minimum amount that will be distributed for each distribution calendar year after the year of the Participant's death is the quotient obtained by dividing the Participant's account balance by the remaining life expectancy of the Participant's designated beneficiary, determined as provided in Section 5.4.1.

         (b) No Designated Beneficiary. If the Participant dies before the date distributions begin and there is no designated beneficiary as of September 30 of the year following the year of the Participant's death, distribution of the Participant's entire interest will be completed by December 31 of the calendar year containing the fifth anniversary of the Participant's death.

         (c) Death of Surviving Spouse Before Distributions to Surviving Spouse Are Required to Begin. If the Participant dies before the date distributions begin, the Participant's surviving spouse is the Participant's sole designated beneficiary, and the surviving spouse dies before distributions are required to begin to the surviving spouse under Section 5.2.2(a), this Section 5.4.2 will apply as if the surviving spouse were the Participant.

5.5      DEFINITIONS

5.5.1 Designated beneficiary. The individual who is designated as the Beneficiary under the Plan and is the designated beneficiary under
         Section 401(a)(9) of the Internal Revenue Code and Section 1.401(a)(9)-1, Q&A-4, of the Treasury regulations.

5.5.2 Distribution calendar year. A calendar year for which a minimum distribution is required. For distributions beginning before the Participant's death, the first distribution calendar year is the calendar year immediately preceding the calendar year which contains the Participant's required beginning date. For distributions beginning after the Participant's death, the first distribution calendar year is the calendar year in which distributions are required to begin under
         Section 5.2.2. The required minimum distribution for the Participant's first distribution calendar year will be made on or before the Participant's required beginning date. The required minimum distribution for other distribution calendar years, including the required minimum distribution for the distribution calendar year in which the Participant's required beginning date occurs, will be made on or before December 31 of that distribution calendar year.

5.5.3 Life expectancy. Life expectancy as computed by use of the Single Life Table in Section 1.401(a)(9)-9 of the Treasury regulations.

5.5.4 Participant's account balance. The account balance as of the last valuation date in the calendar year immediately preceding the distribution calendar year (valuation calendar year) increased by the amount of any contributions made and allocated or forfeitures allocated to the account balance as of dates in the valuation calendar year after the valuation date and decreased by distributions made in the valuation calendar year after the valuation date. The account balance for the valuation calendar year includes any amounts rolled over or transferred to the Plan either in the valuation calendar year or in the distribution calendar year if distributed or transferred in the valuation calendar year.

5.5.5 Required beginning date. The date specified in the Plan when distributions under Section 401(a)(9) of the Internal Revenue Code are required to begin.

                                   ARTICLE VI
                             DEEMED 125 COMPENSATION

If elected, this Article shall apply as of the effective date specified in
Section 2.3 of this amendment. For purposes of any definition of compensation under this Plan that includes a reference to amounts under Section 125 of the Code, amounts under Section 125 of the Code include any amounts not available to a Participant in cash in lieu of group health coverage because the Participant is unable to certify that he or she has other health coverage. An amount will be treated as an amount under Section 125 of the Code only if the Employer does not request or collect information regarding the Participant's other health coverage as part of the enrollment process for the health plan.

Except with respect to any election made by the employer in Article II, this amendment is hereby adopted by the prototype sponsor on behalf of all adopting employers on September 30, 2003.

Sponsor Name: Metropolitan Life Insurance Co.
By://S//Dennis Kroening

                          401(a)(9) PROPOSED REGULATION
                                AMENDMENT TO THE

                         METROPOLITAN LIFE INSURANCE CO.
                         DEFINED CONTRIBUTION PROTOTYPE
                           BASIC PLAN DOCUMENT NO. 03



With respect to distributions under the Plan made on or after August 1, 2001 for calendar years beginning on or after January 1, 2001, the Plan will apply the minimum distribution requirements of section 401(a)(9) of the Internal Revenue code in accordance with the regulations under section 401(a)(9) that were proposed on January 17, 2001 (the 2001 Proposed Regulations), notwithstanding any provision of the Plan to the contrary.

If the total amount of required minimum distributions made to a participant for 2001 prior to August 1, 2001 are equal to or greater than the amount of required minimum distributions determined under the 2001 Proposed Regulations, then no additional distributions are required for such participant for 2001 on or after such date.

If the total amount of required minimum distributions made to a participant for 2001 prior to August 1, 2001 are less than the amount determined under the 2001 Proposed Regulations, the amount of required minimum distributions for 2001 on or after such date will be determined so that the total amount of required minimum distributions for 2001 is the amount determined under the 2001 Proposed Regulations. This amendment shall continue in effect until the last calendar year beginning before the effective date of the final regulations under section 401(a)(9) or such other date as may be published by the Internal Revenue Service.


This amendment is hereby adopted by the prototype sponsor on behalf of all adopting employers on September 30, 2003.

Sponsor Name:  Metropolitan Life Insurance Co.
By://S//Dennis Kroening

Exhibit 10.21
Form of Option Agreement
                                              Data I/O Corporation
                                              Notice of Grant of Stock Options
                                              ID: 91-0864123
                                              and Option Agreement
                                              10525 Willows Road NE
                                              Redmond, WA 98052

 NAME                                         Option Number:        XXXXXX
 Street Address                               Plan:                 2000
 City, State, Zip Code                        ID:                   #

Effective (date), you have been granted a(n) Non-Qualified Stock Option to buy (amount) shares of Data I/O Corporation (the Company) stock at $x.xxxxx per share.

The total option price of the shares granted is $xx,xxx.xx.

Shares in each period will become fully vested on the date shown.

    Shares            Vest Type           Full Vest          Expiration

    (amount)          Quarterly            (date)          (six-year date)

By your signature and the Company's signature below, you and the Company agree that these options are granted under and governed by the terms and conditions of the Company's Stock Option Plan as amended and the Option Agreement, all of which are attached and made a part of this document.

---------------------
 Data I/O Corporation                                   Date

---------------------
 Optionee                                               Date

Exhibit 10.22
Change in Control Agreement
                               EXECUTIVE AGREEMENT
                                       FOR
                              DATA I/O CORPORATION

         This Agreement is entered into this 22nd day of April, 2004, by and between DATA I/O CORPORATION ("the Company") and Frederick R. Hume ("Executive"). Executive is an at-will employee of the Company. The parties wish to provide Executive with severance benefits if Executive's employment is terminated in connection with a change in control in the Company. The Company is willing to provide such benefits if Executive enters into the Company's form of Confidentiality and Non-Competition Agreement for executive officers.

         NOW, THEREFORE, in consideration of the foregoing recitals and the covenants and conditions contained herein, the parties hereby agree as follows:

         1. Change of Control.

         (a) If, within the period commencing 90 days prior to the date of occurrence (the "Event Date") of a Control Event and ending on the first anniversary of the Event Date (the "Window"), the Company terminates Executive's employment (other than for Cause) or Executive resigns for Good Reason, the Company shall pay to Executive the Severance Payment in immediately available funds. If such termination occurs prior to the Control Event, the Severance Payment is due on the twentieth business day following the Event Date; if such termination occurs on or subsequent to the Event Date, the Severance Payment is due on the twentieth business day following the date of termination (the "Termination Date").

         (b) The Severance Payment shall be determined pursuant to the following formula:

                      [(B-A)/365] x (C + D) where

             A = the number of days of continued full-time employment of Executive by the Company following the Event Date

             B = 1 x 365

             C = Executive's annual base salary as of the Termination Date

             D = the average of all cash bonuses that Executive received or is entitled to receive regarding the three most recent fiscal years of the Company during which Executive was employed by the Company in his or her current position for the entire year;

provided however, that unless the Company, its successors or assigns gives Executive six (6) months advance written notice of termination, the Severance Payment shall not be less than the amount computed as follows: (0.5) x (C + D).

If the Termination Date occurs during the Window but prior to the Control Event, the Severance Payment shall be reduced by the sum of any severance payments previously received by Executive from the Company.

         (c) Each of the following shall constitute a "Control Event":

             (1) the acquisition of Common Stock of the Company (the "Common Stock") by any "Person" (as such term is defined in Section 1.21 of the Rights Agreement dated as of April 4, 1998 between the Corporation and Chase Mellon Shareholder Services L.L.C. (the "Rights Plan"), together with all Affiliates and Associates (as such terms are defined in Section 1.5 of the Rights Plan) of such Person, such that such Person becomes, after the date of this Agreement, the Beneficial Owner (as defined in the Rights Plan) of a majority of the shares of Common Stock then outstanding, but shall not include the Company, any subsidiary of the Company, any employee benefit plan of the Company or of any subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such employee benefit plan; or

             (2) the approval by the Company's shareholders (or, if later, approval by the shareholders of any Person) of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than fifty percent (50%) of the outstanding shares of Common Stock into securities of any Person, or cash, or property, or a combination of any of the foregoing; and

         (d) Each of the following shall constitute "Good Reason", provided that it occurs during the Window:

             (1) the material diminution of Executive's position, duties, responsibilities or status with the Company or its successor, as compared with the position, duties, responsibilities or status of Executive with the Company immediately prior to the Event Date, except in connection with the termination of Executive for Cause;

             (2) the Company's assignment of Executive on a substantially full-time basis to work at a location where the distance between the new location and Executive's principal residence is at least 35 miles greater than the distance between the former location and such residence; provided, however, that this paragraph shall not apply to travel in the furtherance of the Company's business to an extent substantially consistent with Executive's business travel obligations as of the date hereof;

             (3) the Company's failure to obtain an assumption of the obligations of the Company to perform this Agreement by any successor to the Company;

             (4) any reduction in Executive's base salary, or a material reduction in benefits payable to Executive or failure of the Company to pay Executive any earned salary, bonus or benefits except with the prior written consent of Executive;

             (5) the exclusion or limitation of Executive from participating in some form of variable compensation plan which provides the Executive the opportunity to achieve a level of total compensation (base salary plus variable compensation) consistent with what the Executive had the opportunity to earn at the Event Date; or

             (6) any demand by any director or officer of the Company that Executive take any action or refrain from taking any action where such action or inaction, as the case may be, would violate any law, rule, regulation or other governmental pronouncement, court order, decree or judgment, or breach any agreement or fiduciary duty.

         (e) Each of the following shall constitute "Cause":

             (1) any violation by Executive of any material obligation under this Agreement or the attached Confidentiality and Non-Disclosure Agreement;

             (2) any action or failure to act by Executive which causes the Company to incur significant monetary damages;

             (3) conviction for commitment of a felony;

             (4) any violation of law which has a material, adverse effect on the Company;

             (5) habitual abuse of alcohol or a controlled substance;

             (6) theft or embezzlement from the Company;

             (7) repeated unexcused absence from work for reasons unrelated to short-term illnesses;

             (8) the failure by Executive substantially to achieve personal performance goals reasonably established by the board of directors or any officer to whom he/she reports other than where such failure is substantially attributable to factors beyond control of Executive;

             (9) Disability of Executive (as defined below); and

             (10) repeated failure or refusal by Executive to carry out the reasonable directives, orders or resolutions of the Company's Board of Directors or any officer to whom he/she reports.

         (f) "Disability" shall mean any physical, mental or other health condition which substantially impairs Executive's ability to perform his/her assigned duties for 90 days or more in any 180 day period or that can be expected to result in death. Any disagreement as to whether Executive is disabled shall be resolved by a physician selected by the Company after an examination of Executive. Executive hereby consents to such physical examination and to the examination of all medical records of Executive necessary, in the judgment of the examining physician, to make the determination of disability.

         (g) Notwithstanding any other provision of this Agreement to the contrary, in the event that any severance or other payment, benefit or right payable or accruing to Executive hereunder or under the Company's 2000 Stock Compensation Incentive Plan or Amended and Restated 1986 Stock Option Plan ("Option Plan") would constitute a "parachute payment" as defined in Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Code"), then the total amount of severance and other payments or benefits payable to Executive hereunder and under the Option Plan which is deemed to constitute a "parachute payment" shall not exceed and shall, if necessary, be reduced to an amount (the "Revised Severance Payment") equal to 2.99 times Executive's "base amount" as defined in Code Section 28G(b)(3). In the event of a disagreement between the Company and Executive as to whether the provisions of Code Section 280G are applicable or the amount of the Revised Severance Payment, such determination shall be made by the Company's independent public accountants or, if such firm is unable or unwilling to render such a determination, then by a law firm mutually acceptable to Executive and the Company. All costs relating to such determination shall be borne by the Company. The Company and the Executive shall cooperate in good faith to make the determination required by this Section 1(g) by mutual agreement not later than the later of: (i) the fifth day preceding the date that the Severance Payment is or would be due or (ii) the earlier of (x) the tenth day following the expiration of any period of accelerated vesting of options to purchase the Company's Common Stock provided by Section 5(n) of the Option Plan or (y) the tenth day following the date of exercise by Executive of his or her last remaining option which was exercisable solely due to the application of Section 5(n) of the Option Plan. Pending the final calculation of the Severance Payment or Revised Severance Payment, the Company shall pay the amounts described under subsection (b) above at the time and in the manner provided herein; provided that, pending such determination, such payments shall be reduced by such amounts as the Company estimates in good faith to be necessary to satisfy its tax (including excise tax) withholding obligations and effect the reduction in the amount of the Severance Payment, as contemplated by this Subsection 1(g). The aggregate amount of any compensation actually paid or provided to Executive under the terms of this Agreement and in excess of the Revised Severance Payment shall be deemed, to the extent of such excess, a loan to Executive payable upon demand and bearing interest at the rate of 8% per annum.

         2. Confidentiality and Non-Competition Agreement. In consideration of the obligations undertaken by the Company pursuant to this Agreement, contemporaneously with the execution of this Agreement, Executive and the Company shall enter into the form of Confidentiality and Non-Competition Agreement attached hereto as Exhibit A and each agreement shall be effective only if both agreements have been executed.

         3. Term of Agreement.

         The Company's obligations under Section 1 of this Agreement shall expire with respect to Control Events occurring on or after the third anniversary of the date of this Agreement unless the term hereof is extended by the Board of Directors of the Company by a majority vote of those members of the Board who are not parties to this or a similar agreement.

         4. At Will Employment. Unless and to the extent otherwise agreed by the Company and Executive in a separate written employment agreement, Executive's employment shall be "at will", with either party permitted to terminate the employment at any time, with or without cause. No term of any employment agreement between the Company and Executive shall be construed to conflict with, lessen or expand the obligations of the parties under this Agreement.

         5. Notices. All notices and other communications called for or required by this Agreement shall be in writing and shall be addressed to the parties at their respective addresses stated below or to such other address as a party may subsequently specify by written notice and shall be deemed to have been received
(i) upon delivery in person, (ii) five days after mailing it by U.S. certified or registered mail, return receipt requested and postage prepaid, or (iii) two days after depositing it with a commercial overnight carrier which provides written verification of delivery:

         To the Company:      10525 Willows Road, N.E.
                              Redmond, Washington  98052
                              Attention: General Counsel or Corporate Secretary

         To Executive:        Frederick R. Hume
                              11415 178th Place NE
                              Redmond, WA 98052

         6. Withholding. Except as described in subsection 1(g) of this Agreement, all payments due to and all benefits to be provided to Executive hereunder shall be subject to reduction for any applicable withholding taxes, including excise taxes.

         7. Assignment. Executive's rights and duties hereunder are personal to Executive and are not assignable to others, but Executive's obligations hereunder will bind his/her heirs, successors, and assigns. The Company may assign its rights under this Agreement in connection with any merger or consolidation of the Company or any sale of all or any portion of the Company's assets (including, without limitation, any division or product line), provided that any such successor or assignee expressly assumes in writing the Company's obligations hereunder.

         8. No Duty to Mitigate. Executive shall not be required to mitigate the amount of any payment made or benefit provided hereunder. The Company may offset any payment due hereunder by the amount of damages to the Company resulting from any breach of this Agreement by Executive.

         9. General. This Agreement constitutes the exclusive agreement of the parties with respect to the subject matter hereof and supersedes all prior agreements or understandings of the parties. No waiver of or forbearance to enforce any right or provision hereof shall be binding unless in writing and signed by the party to be bound, and no such waiver or forbearance in any instance shall apply to any other instance or to any other right or provision. This Agreement will be governed by the local laws of the State of Washington without regard to its conflicts of laws rules to the contrary. The parties hereby consent to the exclusive jurisdiction and venue of the state and federal courts sitting in King County, Washington for all matters and actions arising under this Agreement. The prevailing party shall be entitled to reasonable attorneys' fees and costs incurred in connection with such litigation. No term hereof shall be construed to limit or supersede any other right or remedy of the Company under applicable law with respect to the protection of trade secrets or otherwise. If any provision of this Agreement is held to be invalid or unenforceable to any extent in any context, it shall nevertheless be enforced to the fullest extent allowed by law in that and other contexts, and the validity and force of the remainder of this Agreement shall not be affected thereby.

         IN WITNESS WHEREOF, the parties have caused this Agreement to be signed as of the date first above written.

DATA I/O CORPORATION                   EXECUTIVE:



By: ____________________________       Signature: _______________________
Its: Vice President / CFO              Name, printed: Frederick R. Hume

Exhibit A

                  CONFIDENTIALITY AND NON-COMPETITION AGREEMENT
                                       FOR
                              DATA I/O CORPORATION

         This Agreement is entered into this 22nd day of April, 2004, by and between DATA I/O CORPORATION ("the Company") and Frederick R. Hume ("Executive"). Executive is an at-will employee of the Company. In consideration of entering into an agreement to provide Executive with severance benefits if Executive's employment is terminated in connection with a change in control in the Company, Executive promises, on the terms set forth herein, at all times to protect the Company's proprietary information and to not compete with the Company following termination of Executive's employment in connection with a change in control.

         NOW, THEREFORE, in consideration of the foregoing recitals and the covenants and conditions contained herein, the parties hereby agree as follows:

         1. Intellectual Properties.

         (a) All ownership, copyright, patent, trade secrecy, and other rights in all works, programs, software, fixes, routines, inventions, ideas, designs, manuals, improvements, discoveries, processes, customer lists or other properties (the "Intellectual Properties") made or conceived by Executive during the term of his/her employment by the Company shall be the rights and property solely of the Company, whether developed independently by Executive or jointly with others, and whether or not developed or conceived during regular working hours or at the Company's facilities, and whether or not the Company uses, registers, or markets the same.

         (b) In accordance with the Company's policy and Washington law, this Agreement (other than Subsection 1(c)) does not apply to, and Executive has no obligation to assign to the Company, any invention for which no Company trade secrets and no equipment, supplies, or facilities of the Company were used and which was developed entirely on Executive's own time, unless: (i) the invention relates directly to the business of the Company, (ii) the invention relates to actual or demonstrably anticipated research or development work of the Company, or (iii) the invention results from any work performed by Executive for the Company.

         (c) If and to the extent that Executive makes use, in the course of his/her employment, of any items or Intellectual Properties previously developed by Executive or developed by Executive outside of the scope of this Agreement, Executive hereby grants the Company a nonexclusive, royalty-free, perpetual, irrevocable, worldwide license (with right to sublicense) to make, use, sell, copy, distribute, modify, and otherwise to practice and exploit any and all such items and Intellectual Properties.

         (d) Executive will assist the Company as reasonably requested during and after the term of his/her employment to further evidence and perfect, and to enforce, the Company's rights in and ownership of the Intellectual Properties covered hereby, including without limitation, the execution of additional instruments of conveyance and assisting the Company with applications for patents or copyright or other registrations.

         2. Trade Secrets and Confidential Information.

         (a) Executive acknowledges that the Company's business and future success depends on the preservation of the trade secrets and other confidential information of the Company and its suppliers and customers (the "Secrets"). The Secrets may include, without limitation, existing and to-be-developed or acquired product designs, new product plans or ideas, market surveys, the identities of past, present or potential customers, business and financial information, pricing methods or data, terms of contracts with present or past customers, proposals or bids, marketing plans, personnel information, procedural and technical manuals and practices, servicing routines, and parts and supplier lists proprietary to the Company or its customers or suppliers, and any other sorts of items or information of the Company or its customers or suppliers which are not generally known to the public at large. Executive agrees to protect and to preserve as confidential during and after the term of his/her employment all of the Secrets at any time known to Executive or in his/her possession or control (whether wholly or partially developed by Executive or provided to Executive, and whether embodied in a tangible medium or merely remembered).

         (b) Executive shall mark all items containing any of the Secrets with prominent confidentiality notices acceptable to the Company. Executive shall neither use nor allow any other person to use any of the Secrets in any way, except for the benefit of the Company and as directed by Executive's supervisor. All material containing or disclosing any portion of the Secrets shall be and remain the property of the Company, shall not be removed from the Company's premises without specific consent from an officer of the Company, and shall be returned to the Company upon the termination of Executive's employment or the earlier request Executive's supervisor. At such time, Executive shall also assemble all materials in his possession or control which contain any of the Secrets, and promptly deliver such items to the Company.

         3. Authority and Non-Infringement. Executive warrants that any and all items, technology, and Intellectual Properties of any nature developed or provided by Executive under this Agreement and in any way for or related to the Company will be original to Executive and will not, as provided to the Company or when used and exploited by the Company and its contractors and customers and its and their successors and assigns, infringe in any respect on the rights or property of Executive or any third party. Executive will not, without the prior written approval of the Company, use any equipment, supplies, facilities, or proprietary information of any other party. Executive warrants that Executive is fully authorized to enter into employment with the Company and to perform under this Agreement, without conflicting with any of Executive's other commitments, agreements, understandings or duties, whether to prior employers or otherwise. Executive will indemnify the Company for all losses, claims, and expenses (including reasonable attorneys' fees) arising from any breach of by him/her of this Agreement.

         4. Non-competition and Non-solicitation.

         (a) Executive agrees that during the term of his/her employment with the Company and, if Executive receives the Severance Payment (as defined below), until the first anniversary of the Termination Date (as defined below), he/she will not in any capacity directly or indirectly engage in, assist others to engage in or own a material interest in any business or activity that is, or is preparing to be, in competition with the Company with respect to any product or service sold or service provided by the Company up to the time of termination of employment in any geographical area in which at the time of termination of employment such product or service is sold or actively is engaged in. For the purposes of this Agreement, the terms "Severance Payment" and "Termination Date" shall have the meanings assigned to them in the Executive Agreement (as defined in Section 6 below).

         (b) Executive further agrees that during the period stated above, he/she will not directly or indirectly call on, reveal the name of, or otherwise solicit, accept business from or attempt to entice away from the Company any actual or identified potential customer of the Company, nor will he/she assist others in doing so. Executive further agrees that he/she will not, during the period stated above, encourage or solicit any other employee or consultant of the Company to leave such employment for any reason, nor will he/she assist others to do so.

         (c) Executive acknowledges that the covenants in this section are necessary and reasonable to protect the Company in the conduct of its business and that compliance with such covenants will not prevent him/her from pursuing his/her livelihood. However, should any court find that any provision of such covenants is unreasonable, invalid or unenforceable, whether in period of time, geographical area, or otherwise, then in that event the parties hereby agree that such covenants shall be interpreted and enforced to the maximum extent which the court deems reasonable.

         5. Remedies. The harm to the Company from any breach of Executive's obligations under this Agreement may be difficult to determine and may be wholly or partially irreparable, and Executive agrees that such obligations may be enforced by injunctive relief and other appropriate remedies, as well as by damages. If any bond from the Company is required in connection with such enforcement, the parties agree that a reasonable value of such bond shall be $5,000. Any amounts received by Executive or by any other through Executive in breach of this Agreement shall be held in constructive trust for the benefit of the Company.

         6. Executive Agreement. In consideration of the obligations undertaken by Executive pursuant to this Agreement, contemporaneously with the execution of this Agreement, Executive and the Company shall enter into the form of Executive Agreement to which this Agreement is attached (the "Executive Agreement"), and each agreement shall be effective only if both agreements have been executed.

         7. At Will Employment. Unless and to the extent otherwise agreed by the Company and Executive in a separate written employment agreement, Executive's employment shall be "at will", with either party permitted to terminate the employment at any time, with or without cause. No term of any employment agreement between the Company and Executive shall be construed to conflict with or lessen Executive's obligations under this Agreement.

         8. Notices. All notices and other communications called for or required by this Agreement shall be in writing and shall be addressed to the parties at their respective addresses stated below or to such other address as a party may subsequently specify by written notice and shall be deemed to have been received
(i) upon delivery in person, (ii) five days after mailing it by U.S. certified or registered mail, return receipt requested and postage prepaid, or (iii) two days after depositing it with a commercial overnight carrier which provides written verification of delivery:

         To the Company:      10525 Willows Road, N.E.
                              Redmond, Washington  98052
                              Attention: General Counsel and Corporate Secretary

         To Executive:        11415 178th Place NE
                              Redmond, WA 98052

         9. Assignment. Executive's rights and duties hereunder are personal to Executive and are not assignable to others, but Executive's obligations hereunder will bind his/her heirs, successors, and assigns. The Company may assign its rights under this Agreement in connection with any merger or consolidation of the Company or any sale of all or any portion of the Company's assets (including, without limitation, any division or product line), provided that any such successor or assignee expressly assumes in writing the Company's obligations under the Executive Agreement.

         10. General. This Agreement constitutes the exclusive agreement of the parties with respect to the subject matter hereof and supersedes all prior agreements or understandings of the parties. No waiver of or forbearance to enforce any right or provision hereof shall be binding unless in writing and signed by the party to be bound, and no such waiver or forbearance in any instance shall apply to any other instance or to any other right or provision. This Agreement will be governed by the local laws of the State of Washington without regard to its conflicts of laws rules to the contrary. The parties hereby consent to the exclusive jurisdiction and venue of the state and federal courts sitting in King County, Washington for all matters and actions arising under this Agreement. The prevailing party shall be entitled to reasonable attorneys' fees and costs incurred in connection with such litigation. No term hereof shall be construed to limit or supersede any other right or remedy of the Company under applicable law with respect to the protection of trade secrets or otherwise. If any provision of this Agreement is held to be invalid or unenforceable to any extent in any context, it shall nevertheless be enforced to the fullest extent allowed by law in that and other contexts, and the validity and force of the remainder of this Agreement shall not be affected thereby.

         IN WITNESS WHEREOF, the parties have caused this Agreement to be signed as of the date first above written.

DATA I/O CORPORATION                   EXECUTIVE:

By: ______________________________     Signature: ______________________________
Its: Vice President / CFO              Name, printed: Frederick R. Hume

Exhibit 10.23
Change in Control Agreement
                               EXECUTIVE AGREEMENT
                                       FOR
                              DATA I/O CORPORATION

         This Agreement is entered into this 22nd day of April, 2004, by and between DATA I/O CORPORATION ("the Company") and Joel S. Hatlen ("Executive"). Executive is an at-will employee of the Company. The parties wish to provide Executive with severance benefits if Executive's employment is terminated in connection with a change in control in the Company. The Company is willing to provide such benefits if Executive enters into the Company's form of Confidentiality and Non-Competition Agreement for executive officers.

         NOW, THEREFORE, in consideration of the foregoing recitals and the covenants and conditions contained herein, the parties hereby agree as follows:

         1. Change of Control.

         (a) If, within the period commencing 90 days prior to the date of occurrence (the "Event Date") of a Control Event and ending on the first anniversary of the Event Date (the "Window"), the Company terminates Executive's employment (other than for Cause) or Executive resigns for Good Reason, the Company shall pay to Executive the Severance Payment in immediately available funds. If such termination occurs prior to the Control Event, the Severance Payment is due on the twentieth business day following the Event Date; if such termination occurs on or subsequent to the Event Date, the Severance Payment is due on the twentieth business day following the date of termination (the "Termination Date").

         (b) The Severance Payment shall be determined pursuant to the following formula:

                      [(B-A)/365] x (C + D) where

             A = the number of days of continued full-time employment of Executive by the Company following the Event Date

             B = 1 x 365

             C = Executive's annual base salary as of the Termination Date

             D = the average of all cash bonuses that Executive received or is entitled to receive regarding the three most recent fiscal years of the Company during which Executive was employed by the Company in his or her current position for the entire year;

provided however, that unless the Company, its successors or assigns gives Executive six (6) months advance written notice of termination, the Severance Payment shall not be less than the amount computed as follows: (0.5) x (C + D).

If the Termination Date occurs during the Window but prior to the Control Event, the Severance Payment shall be reduced by the sum of any severance payments previously received by Executive from the Company.

         (c) Each of the following shall constitute a "Control Event":

             (1) the acquisition of Common Stock of the Company (the "Common Stock") by any "Person" (as such term is defined in Section 1.21 of the Rights Agreement dated as of April 4, 1998 between the Corporation and Chase Mellon Shareholder Services L.L.C. (the "Rights Plan"), together with all Affiliates and Associates (as such terms are defined in Section 1.5 of the Rights Plan) of such Person, such that such Person becomes, after the date of this Agreement, the Beneficial Owner (as defined in the Rights Plan) of a majority of the shares of Common Stock then outstanding, but shall not include the Company, any subsidiary of the Company, any employee benefit plan of the Company or of any subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such employee benefit plan; or

             (2) the approval by the Company's shareholders (or, if later, approval by the shareholders of any Person) of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than fifty percent (50%) of the outstanding shares of Common Stock into securities of any Person, or cash, or property, or a combination of any of the foregoing; and

         (d) Each of the following shall constitute "Good Reason", provided that it occurs during the Window:

             (1) the material diminution of Executive's position, duties, responsibilities or status with the Company or its successor, as compared with the position, duties, responsibilities or status of Executive with the Company immediately prior to the Event Date, except in connection with the termination of Executive for Cause;

             (2) the Company's assignment of Executive on a substantially full-time basis to work at a location where the distance between the new location and Executive's principal residence is at least 35 miles greater than the distance between the former location and such residence; provided, however, that this paragraph shall not apply to travel in the furtherance of the Company's business to an extent substantially consistent with Executive's business travel obligations as of the date hereof;

             (3) the Company's failure to obtain an assumption of the obligations of the Company to perform this Agreement by any successor to the Company;

             (4) any reduction in Executive's base salary, or a material reduction in benefits payable to Executive or failure of the Company to pay Executive any earned salary, bonus or benefits except with the prior written consent of Executive;

             (5) the exclusion or limitation of Executive from participating in some form of variable compensation plan which provides the Executive the opportunity to achieve a level of total compensation (base salary plus variable compensation) consistent with what the Executive had the opportunity to earn at the Event Date; or

             (6) any demand by any director or officer of the Company that Executive take any action or refrain from taking any action where such action or inaction, as the case may be, would violate any law, rule, regulation or other governmental pronouncement, court order, decree or judgment, or breach any agreement or fiduciary duty.

         (e) Each of the following shall constitute "Cause":

             (1) any violation by Executive of any material obligation under this Agreement or the attached Confidentiality and Non-Disclosure Agreement;

             (2) any action or failure to act by Executive which causes the Company to incur significant monetary damages;

             (3) conviction for commitment of a felony;

             (4) any violation of law which has a material, adverse effect on the Company;

             (5) habitual abuse of alcohol or a controlled substance;

             (6) theft or embezzlement from the Company;

             (7) repeated unexcused absence from work for reasons unrelated to short-term illnesses;

             (8) the failure by Executive substantially to achieve personal performance goals reasonably established by the board of directors or any officer to whom he/she reports other than where such failure is substantially attributable to factors beyond control of Executive;

             (9) Disability of Executive (as defined below); and

             (10) repeated failure or refusal by Executive to carry out the reasonable directives, orders or resolutions of the Company's Board of Directors or any officer to whom he/she reports.

         (f) "Disability" shall mean any physical, mental or other health condition which substantially impairs Executive's ability to perform his/her assigned duties for 90 days or more in any 180 day period or that can be expected to result in death. Any disagreement as to whether Executive is disabled shall be resolved by a physician selected by the Company after an examination of Executive. Executive hereby consents to such physical examination and to the examination of all medical records of Executive necessary, in the judgment of the examining physician, to make the determination of disability.

         (g) Notwithstanding any other provision of this Agreement to the contrary, in the event that any severance or other payment, benefit or right payable or accruing to Executive hereunder or under the Company's 2000 Stock Compensation Incentive Plan or Amended and Restated 1986 Stock Option Plan ("Option Plan") would constitute a "parachute payment" as defined in Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Code"), then the total amount of severance and other payments or benefits payable to Executive hereunder and under the Option Plan which is deemed to constitute a "parachute payment" shall not exceed and shall, if necessary, be reduced to an amount (the "Revised Severance Payment") equal to 2.99 times Executive's "base amount" as defined in Code Section 28G(b)(3). In the event of a disagreement between the Company and Executive as to whether the provisions of Code section 280G are applicable or the amount of the Revised Severance Payment, such determination shall be made by the Company's independent public accountants or, if such firm is unable or unwilling to render such a determination, then by a law firm mutually acceptable to Executive and the Company. All costs relating to such determination shall be borne by the Company. The Company and the Executive shall cooperate in good faith to make the determination required by this Section 1(g) by mutual agreement not later than the later of: (i) the fifth day preceding the date that the Severance Payment is or would be due or (ii) the earlier of (x) the tenth day following the expiration of any period of accelerated vesting of options to purchase the Company's Common Stock provided by Section 5(n) of the Option Plan or (y) the tenth day following the date of exercise by Executive of his or her last remaining option which was exercisable solely due to the application of Section 5(n) of the Option Plan. Pending the final calculation of the Severance Payment or Revised Severance Payment, the Company shall pay the amounts described under subsection (b) above at the time and in the manner provided herein; provided that, pending such determination, such payments shall be reduced by such amounts as the Company estimates in good faith to be necessary to satisfy its tax (including excise tax) withholding obligations and effect the reduction in the amount of the Severance Payment, as contemplated by this Subsection 1(g). The aggregate amount of any compensation actually paid or provided to Executive under the terms of this Agreement and in excess of the Revised Severance Payment shall be deemed, to the extent of such excess, a loan to Executive payable upon demand and bearing interest at the rate of 8% per annum.

         2. Confidentiality and Non-Competition Agreement. In consideration of the obligations undertaken by the Company pursuant to this Agreement, contemporaneously with the execution of this Agreement, Executive and the Company shall enter into the form of Confidentiality and Non-Competition Agreement attached hereto as Exhibit A and each agreement shall be effective only if both agreements have been executed.

         3. Term of Agreement.

         The Company's obligations under Section 1 of this Agreement shall expire with respect to Control Events occurring on or after the third anniversary of the date of this Agreement unless the term hereof is extended by the Board of Directors of the Company by a majority vote of those members of the Board who are not parties to this or a similar agreement.

         4. At Will Employment. Unless and to the extent otherwise agreed by the Company and Executive in a separate written employment agreement, Executive's employment shall be "at will", with either party permitted to terminate the employment at any time, with or without cause. No term of any employment agreement between the Company and Executive shall be construed to conflict with, lessen or expand the obligations of the parties under this Agreement.

         5. Notices. All notices and other communications called for or required by this Agreement shall be in writing and shall be addressed to the parties at their respective addresses stated below or to such other address as a party may subsequently specify by written notice and shall be deemed to have been received
(i) upon delivery in person, (ii) five days after mailing it by U.S. certified or registered mail, return receipt requested and postage prepaid, or (iii) two days after depositing it with a commercial overnight carrier which provides written verification of delivery:

         To the Company:      10525 Willows Road, N.E.
                              Redmond, Washington  98052
                              Attention: General Counsel or President

         To Executive:        Joel S. Hatlen
                              3011 197th Ave. SE
                              Sammamish, WA 98075

         6. Withholding. Except as described in subsection 1(g) of this Agreement, all payments due to and all benefits to be provided to Executive hereunder shall be subject to reduction for any applicable withholding taxes, including excise taxes.

         7. Assignment. Executive's rights and duties hereunder are personal to Executive and are not assignable to others, but Executive's obligations hereunder will bind his/her heirs, successors, and assigns. The Company may assign its rights under this Agreement in connection with any merger or consolidation of the Company or any sale of all or any portion of the Company's assets (including, without limitation, any division or product line), provided that any such successor or assignee expressly assumes in writing the Company's obligations hereunder.

         8. No Duty to Mitigate. Executive shall not be required to mitigate the amount of any payment made or benefit provided hereunder. The Company may offset any payment due hereunder by the amount of damages to the Company resulting from any breach of this Agreement by Executive.

         9. General. This Agreement constitutes the exclusive agreement of the parties with respect to the subject matter hereof and supersedes all prior agreements or understandings of the parties. No waiver of or forbearance to enforce any right or provision hereof shall be binding unless in writing and signed by the party to be bound, and no such waiver or forbearance in any instance shall apply to any other instance or to any other right or provision. This Agreement will be governed by the local laws of the State of Washington without regard to its conflicts of laws rules to the contrary. The parties hereby consent to the exclusive jurisdiction and venue of the state and federal courts sitting in King County, Washington for all matters and actions arising under this Agreement. The prevailing party shall be entitled to reasonable attorneys' fees and costs incurred in connection with such litigation. No term hereof shall be construed to limit or supersede any other right or remedy of the Company under applicable law with respect to the protection of trade secrets or otherwise. If any provision of this Agreement is held to be invalid or unenforceable to any extent in any context, it shall nevertheless be enforced to the fullest extent allowed by law in that and other contexts, and the validity and force of the remainder of this Agreement shall not be affected thereby.

         IN WITNESS WHEREOF, the parties have caused this Agreement to be signed as of the date first above written.

DATA I/O CORPORATION                   EXECUTIVE:



By: ____________________________       Signature: _______________________
Its: President / CEO                   Name, printed: Joel S. Hatlen

Exhibit A

                  CONFIDENTIALITY AND NON-COMPETITION AGREEMENT
                                       FOR
                              DATA I/O CORPORATION

         This Agreement is entered into this 22nd day of April, 2004, by and between DATA I/O CORPORATION ("the Company") and Joel S. Hatlen ("Executive"). Executive is an at-will employee of the Company. In consideration of entering into an agreement to provide Executive with severance benefits if Executive's employment is terminated in connection with a change in control in the Company, Executive promises, on the terms set forth herein, at all times to protect the Company's proprietary information and to not compete with the Company following termination of Executive's employment in connection with a change in control.

         NOW, THEREFORE, in consideration of the foregoing recitals and the covenants and conditions contained herein, the parties hereby agree as follows:

         1. Intellectual Properties.

         (a) All ownership, copyright, patent, trade secrecy, and other rights in all works, programs, software, fixes, routines, inventions, ideas, designs, manuals, improvements, discoveries, processes, customer lists or other properties (the "Intellectual Properties") made or conceived by Executive during the term of his/her employment by the Company shall be the rights and property solely of the Company, whether developed independently by Executive or jointly with others, and whether or not developed or conceived during regular working hours or at the Company's facilities, and whether or not the Company uses, registers, or markets the same.

         (b) In accordance with the Company's policy and Washington law, this Agreement (other than Subsection 1(c)) does not apply to, and Executive has no obligation to assign to the Company, any invention for which no Company trade secrets and no equipment, supplies, or facilities of the Company were used and which was developed entirely on Executive's own time, unless: (i) the invention relates directly to the business of the Company, (ii) the invention relates to actual or demonstrably anticipated research or development work of the Company, or (iii) the invention results from any work performed by Executive for the Company.

         (c) If and to the extent that Executive makes use, in the course of his/her employment, of any items or Intellectual Properties previously developed by Executive or developed by Executive outside of the scope of this Agreement, Executive hereby grants the Company a nonexclusive, royalty-free, perpetual, irrevocable, worldwide license (with right to sublicense) to make, use, sell, copy, distribute, modify, and otherwise to practice and exploit any and all such items and Intellectual Properties.

         (d) Executive will assist the Company as reasonably requested during and after the term of his/her employment to further evidence and perfect, and to enforce, the Company's rights in and ownership of the Intellectual Properties covered hereby, including without limitation, the execution of additional instruments of conveyance and assisting the Company with applications for patents or copyright or other registrations.

         2. Trade Secrets and Confidential Information.

         (a) Executive acknowledges that the Company's business and future success depends on the preservation of the trade secrets and other confidential information of the Company and its suppliers and customers (the "Secrets"). The Secrets may include, without limitation, existing and to-be-developed or acquired product designs, new product plans or ideas, market surveys, the identities of past, present or potential customers, business and financial information, pricing methods or data, terms of contracts with present or past customers, proposals or bids, marketing plans, personnel information, procedural and technical manuals and practices, servicing routines, and parts and supplier lists proprietary to the Company or its customers or suppliers, and any other sorts of items or information of the Company or its customers or suppliers which are not generally known to the public at large. Executive agrees to protect and to preserve as confidential during and after the term of his/her employment all of the Secrets at any time known to Executive or in his/her possession or control (whether wholly or partially developed by Executive or provided to Executive, and whether embodied in a tangible medium or merely remembered).

         (b) Executive shall mark all items containing any of the Secrets with prominent confidentiality notices acceptable to the Company. Executive shall neither use nor allow any other person to use any of the Secrets in any way, except for the benefit of the Company and as directed by Executive's supervisor. All material containing or disclosing any portion of the Secrets shall be and remain the property of the Company, shall not be removed from the Company's premises without specific consent from an officer of the Company, and shall be returned to the Company upon the termination of Executive's employment or the earlier request Executive's supervisor. At such time, Executive shall also assemble all materials in his possession or control which contain any of the Secrets, and promptly deliver such items to the Company.

         3. Authority and Non-Infringement. Executive warrants that any and all items, technology, and Intellectual Properties of any nature developed or provided by Executive under this Agreement and in any way for or related to the Company will be original to Executive and will not, as provided to the Company or when used and exploited by the Company and its contractors and customers and its and their successors and assigns, infringe in any respect on the rights or property of Executive or any third party. Executive will not, without the prior written approval of the Company, use any equipment, supplies, facilities, or proprietary information of any other party. Executive warrants that Executive is fully authorized to enter into employment with the Company and to perform under this Agreement, without conflicting with any of Executive's other commitments, agreements, understandings or duties, whether to prior employers or otherwise. Executive will indemnify the Company for all losses, claims, and expenses (including reasonable attorneys' fees) arising from any breach of by him/her of this Agreement.

         4. Non-competition and Non-solicitation.

         (a) Executive agrees that during the term of his/her employment with the Company and, if Executive receives the Severance Payment (as defined below), until the first anniversary of the Termination Date (as defined below), he/she will not in any capacity directly or indirectly engage in, assist others to engage in or own a material interest in any business or activity that is, or is preparing to be, in competition with the Company with respect to any product or service sold or service provided by the Company up to the time of termination of employment in any geographical area in which at the time of termination of employment such product or service is sold or actively is engaged in. For the purposes of this Agreement, the terms "Severance Payment" and "Termination Date" shall have the meanings assigned to them in the Executive Agreement (as defined in Section 6 below).

         (b) Executive further agrees that during the period stated above, he/she will not directly or indirectly call on, reveal the name of, or otherwise solicit, accept business from or attempt to entice away from the Company any actual or identified potential customer of the Company, nor will he/she assist others in doing so. Executive further agrees that he/she will not, during the period stated above, encourage or solicit any other employee or consultant of the Company to leave such employment for any reason, nor will he/she assist others to do so.

         (c) Executive acknowledges that the covenants in this section are necessary and reasonable to protect the Company in the conduct of its business and that compliance with such covenants will not prevent him/her from pursuing his/her livelihood. However, should any court find that any provision of such covenants is unreasonable, invalid or unenforceable, whether in period of time, geographical area, or otherwise, then in that event the parties hereby agree that such covenants shall be interpreted and enforced to the maximum extent which the court deems reasonable.

         5. Remedies. The harm to the Company from any breach of Executive's obligations under this Agreement may be difficult to determine and may be wholly or partially irreparable, and Executive agrees that such obligations may be enforced by injunctive relief and other appropriate remedies, as well as by damages. If any bond from the Company is required in connection with such enforcement, the parties agree that a reasonable value of such bond shall be $5,000. Any amounts received by Executive or by any other through Executive in breach of this Agreement shall be held in constructive trust for the benefit of the Company.

         6. Executive Agreement. In consideration of the obligations undertaken by Executive pursuant to this Agreement, contemporaneously with the execution of this Agreement, Executive and the Company shall enter into the form of Executive Agreement to which this Agreement is attached (the "Executive Agreement"), and each agreement shall be effective only if both agreements have been executed.

         7. At Will Employment. Unless and to the extent otherwise agreed by the Company and Executive in a separate written employment agreement, Executive's employment shall be "at will", with either party permitted to terminate the employment at any time, with or without cause. No term of any employment agreement between the Company and Executive shall be construed to conflict with or lessen Executive's obligations under this Agreement.

         8. Notices. All notices and other communications called for or required by this Agreement shall be in writing and shall be addressed to the parties at their respective addresses stated below or to such other address as a party may subsequently specify by written notice and shall be deemed to have been received
(i) upon delivery in person, (ii) five days after mailing it by U.S. certified or registered mail, return receipt requested and postage prepaid, or (iii) two days after depositing it with a commercial overnight carrier which provides written verification of delivery:

         To the Company:      10525 Willows Road, N.E.
                              Redmond, Washington  98052
                              Attention: President

         To Executive:        3011 197th Ave. SE
                              Sammamish, WA 98075

         9. Assignment. Executive's rights and duties hereunder are personal to Executive and are not assignable to others, but Executive's obligations hereunder will bind his/her heirs, successors, and assigns. The Company may assign its rights under this Agreement in connection with any merger or consolidation of the Company or any sale of all or any portion of the Company's assets (including, without limitation, any division or product line), provided that any such successor or assignee expressly assumes in writing the Company's obligations under the Executive Agreement.

         10. General. This Agreement constitutes the exclusive agreement of the parties with respect to the subject matter hereof and supersedes all prior agreements or understandings of the parties. No waiver of or forbearance to enforce any right or provision hereof shall be binding unless in writing and signed by the party to be bound, and no such waiver or forbearance in any instance shall apply to any other instance or to any other right or provision. This Agreement will be governed by the local laws of the State of Washington without regard to its conflicts of laws rules to the contrary. The parties hereby consent to the exclusive jurisdiction and venue of the state and federal courts sitting in King County, Washington for all matters and actions arising under this Agreement. The prevailing party shall be entitled to reasonable attorneys' fees and costs incurred in connection with such litigation. No term hereof shall be construed to limit or supersede any other right or remedy of the Company under applicable law with respect to the protection of trade secrets or otherwise. If any provision of this Agreement is held to be invalid or unenforceable to any extent in any context, it shall nevertheless be enforced to the fullest extent allowed by law in that and other contexts, and the validity and force of the remainder of this Agreement shall not be affected thereby.

         IN WITNESS WHEREOF, the parties have caused this Agreement to be signed as of the date first above written.

DATA I/O CORPORATION                   EXECUTIVE:



By: ______________________________     Signature: ______________________________
Its: President / CEO                   Name, printed: Joel S. Hatlen

                                  EXHIBIT 21.1
                              DATA I/O CORPORATION
                         SUBSIDIARIES OF THE REGISTRANT

The following table indicates the name, jurisdiction of incorporation and basis of ownership of each of Data I/O's subsidiaries:


                                             State or          Percentage
                                           Jurisdiction         of Voting
                                               of              Securities
 Name of Subsidiary                        Organization          Owned
 ------------------------------         ------------------   ----------------

 Data I/O International, Inc.               Washington           100%

 Data I/O FSC International, Inc.       Territory of Guam        100%

 Data I/O Canada Corporation                  Canada             100%

 Data I/O China, Ltd                    Hong Kong, China         100%

 Data I/O GmbH                               Germany             100%

 RTD, Inc. (formerly Reel-Tech, Inc.)       Washington           100%

 Data I/O Electronics (Shanghai) Co. Ltd      China              100%

 Data I/O Programacao de Sistemas Ltd         Brazil             100%

EXHIBIT 23.1

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated March 11, 2005, accompanying the consolidated financial statements and schedule included in the Annual Report of Data I/O Corporation on Form 10-K for the year ended December 31, 2004. We hereby consent to the incorporation by reference of said reports in the Registration Statements of Data I/O Corporation on Form S-8 (File Nos. 33-95608, 33-54422, 333-55911, 33-02254, 33-03958, 333-48595 and 333-121861) and on Form S-3 (File No.
333-121566).

//s//GRANT THORNTON LLP

Seattle, Washington
March 24, 2005

Exhibit 31.1
Certification by Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Frederick R. Hume, certify that:
1) I have reviewed this annual report on Form 10-K of Data I/O Corporation;
2) Based upon my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
   a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and
   c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
   a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: March 25, 2005

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

Date: March 25, 2005

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

/s/ Frederick R. Hume
Frederick R. Hume
Chief Executive Officer
(Principal Executive Officer)
March 25, 2005

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

/s/ Joel S. Hatlen
Joel S. Hatlen
Chief Financial Officer
(Principal Financial Officer)
March 25, 2005