Form 10-Q
period 2005-03-31
DATA I/O CORP
filed 2005-05-13
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)

        ( X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarter ended March 31, 2005

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


8,202,178 shares of no par value of the Registrant's Common Stock were issued and outstanding as of May 12, 2005.

                              DATA I/O CORPORATION

                                    FORM 10-Q
                      For the Quarter Ended March 31, 2005

                                      INDEX


Part I - Financial Information                                          Page

     Item 1.    Financial Statements (unaudited)                          3

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations             9

     Item 3.    Quantitative and Qualitative Disclosures
                About Market Risk                                        14

     Item 4.    Controls and Procedures                                  15

Part II - Other Information

     Item 1.    Legal Proceedings                                        15

     Item 2.    Changes in Securities and Use of Proceeds                15

     Item 3.    Defaults Upon Senior Securities                          15

     Item 4.    Submission of Matters to a Vote of Security Holders      16

     Item 5.    Other Information                                        16

     Item 6.    Exhibits                                                 16

Signatures                                                               19

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                          Mar. 31,                    Dec. 31,
                                                                                           2005                        2004
                                                                                   ------------------------------------------------
(in thousands, except share data)                                                      (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                            $3,801                       $5,534
     Marketable securities                                                                 1,330                        1,037
     Trade accounts receivable, less allowance for
        doubtful accounts of $179 and $155                                                 5,366                        4,489
     Inventories                                                                           3,807                        4,139
     Other current assets                                                                    495                          652
                                                                                   ---------------------           ----------------

        TOTAL CURRENT ASSETS                                                              14,799                       15,851

Property and equipment - net                                                               1,880                        1,970
Other assets                                                                                  23                           26
                                                                                   ---------------------           ----------------
        TOTAL ASSETS                                                                     $16,702                      $17,847
                                                                                   =====================           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                                     $1,270                       $1,688
     Accrued compensation                                                                    840                          991
     Deferred revenue                                                                      1,297                        1,706
     Other accrued liabilities                                                             1,083                        1,126
     Accrued costs of business restructuring                                                  18                           86
     Income taxes payable                                                                      3                            4
                                                                                   ---------------------           ----------------
        TOTAL CURRENT LIABILITIES                                                          4,511                        5,601

Deferred gain on sale of property                                                            679                          776
                                                                                   ---------------------           ----------------
        TOTAL LIABILITIES                                                                  5,190                        6,377

COMMITMENTS                                                                                    -                            -

STOCKHOLDERS' EQUITY:
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                                           -                            -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 8,199,678
           and 8,064,696 shares                                                           19,092                       19,001
     Accumulated deficit                                                                  (7,979)                      (8,018)
     Accumulated other comprehensive income                                                  399                          487
                                                                                   ---------------------           ----------------
        TOTAL STOCKHOLDERS' EQUITY                                                        11,512                       11,470
                                                                                   ---------------------           ----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $16,702                      $17,847
                                                                                   =====================           ================

See accompanying notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

Mar. 31, Mar 31,
For the three months ended                                                                   2005                     2004
-------------------------------------------------------------------------------------- ------------------     ---------------------
(in thousands, except per share data)
Net sales                                                                                   $6,737                  $6,834
Cost of goods sold                                                                           2,723                   3,121
                                                                                       ------------------     ---------------------
Gross margin                                                                                 4,014                   3,713

Operating expenses:
     Research and development                                                                1,337                   1,204
       Selling, general and administrative                                                   2,631                   2,172
                                                                                       ------------------     ---------------------
         Total operating expenses                                                            3,968                   3,376
                                                                                       ------------------     ---------------------
         Operating  income                                                                      46                     337

Non-operating income (expense):
     Interest income                                                                            23                      35
     Interest expense                                                                           (3)                     (1)
     Foreign currency exchange                                                                 (21)                    (14)
                                                                                       ------------------     ---------------------
         Total non-operating income (expense)                                                   (1)                     20
                                                                                       ------------------     ---------------------
         Income before income taxes                                                             45                     357

Income tax expense                                                                               6                      61
                                                                                       ------------------     ---------------------

Net income                                                                                     $39                    $296
                                                                                       ==================     =====================

Basic and diluted earnings per share                                                         $0.00                   $0.04
                                                                                       ==================     =====================

Weighted average shares outstanding                                                          8,154                   7,998
                                                                                       ==================     =====================
Weighted average and potential shares outstanding                                            8,550                   8,414
                                                                                       ==================     =====================

See accompanying notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Mar 31,            Mar 31,
For the three months ended                                                                         2005               2004
--------------------------------------------------------------------------------------------------------------------------------
(in  thousands)
OPERATING ACTIVITIES:
    Net income                                                                                         $39             $296
    Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
       Depreciation and amortization                                                                   262              192
       Write-off of assets                                                                               9                -
       Equipment transferred to cost of goods sold                                                     162               54
       Amortization of deferred gain on sale                                                           (97)             (82)
       Net change in:
         Deferred revenue                                                                             (427)             (19)
         Trade accounts receivable                                                                    (941)            (571)
         Inventories                                                                                   166              548
         Other current assets                                                                          145               18
         Accrued costs of business restructuring                                                       (68)               -
         Accounts payable and accrued liabilities                                                     (697)            (598)
                                                                                                 -----------      --------------
       Net cash provided by (used in) operating activities                                          (1,447)            (162)

INVESTING ACTIVITIES:
    Purchases of property and equipment                                                               (287)            (554)
    Purchases of marketable securities                                                                (290)            (876)
    Proceeds from sales of marketable securities                                                         -              861
                                                                                                 -----------      --------------
       Net cash provided by (used in) investing activities                                            (577)            (569)

FINANCING ACTIVITIES:
    Sale of common stock                                                                                70               81
    Proceeds from exercise of stock options                                                             22                8
                                                                                                 -----------      --------------
       Net cash provided by (used in) financing activities                                              92               89

                                                                                                 -----------      --------------
Increase/(decrease) in cash and cash equivalents                                                    (1,932)            (642)

Effects of exchange rate changes on cash                                                               199              (32)
Cash and cash equivalents at beginning of year                                                       5,534            4,380
                                                                                                 -----------      --------------
Cash and cash equivalents at end of quarter                                                         $3,801           $3,706
                                                                                                 ===========      ==============

See accompanying notes to consolidated financial statements.

                              DATA I/O CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of March 31, 2005 and March 31, 2004, according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2004.

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

Data I/O's pro forma information follows (in thousands, except per share data):



                                                                                        Mar. 31,              Mar. 31,
                                                                                          2005                  2004
                                                                                    ----------------      --------------
Net income - as reported                                                                   $39                  $296

Deduct:  Total stock-based  employee  compensation  expense  determined under fair value based method for awards granted,  modified,  or settled,  net of related tax
effects                                                                                    (91)                  (68)
                                                                                    ----------------      --------------
Net income (loss) - pro forma                                                             ($52)                 $228
                                                                                    ================      ==============

Basic and diluted income per share - as reported                                         $0.00                 $0.04
Basic and diluted income (loss) per share - pro forma                                   ($0.01)                $0.03


NOTE 2 - RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to the presentation used in the current period.


NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                              Mar. 31,              Dec. 31,
                                                2005                  2004
                                         ------------------    ----------------
     Raw material                             $2,198                $2,381
     Work-in-process                             969                   899
     Finished goods                              640                   859
                                         ------------------    ----------------
                                              $3,807                $4,139
                                         ==================    ================

We continued to reduce the overall level of inventory based upon the level of sales we have been experiencing and are forecasting. During the quarter, we did not significantly change the net carrying values of our inventory.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components (in thousands):

                                             Mar. 31,               Dec. 31,
                                               2005                   2004
                                         ------------------    ----------------
     Leasehold improvements                    $291                   $291
     Equipment                               10,155                 10,065
                                         ------------------    ----------------
                                             10,446                 10,356
     Less accumulated depreciation            8,566                  8,386
                                         ------------------    ----------------
     Property and equipment - net            $1,880                 $1,970
                                         ==================    ================


NOTE 5 - BUSINESS RESTRUCTURING PROGRESS

During 2004, we took restructuring related charges of $562,000 primarily related to severance and a small office closure. These actions were taken to lower production and operating costs to reduce the level of revenue required for our net income breakeven point, particularly in view of the reduced margins in the second quarter of 2004; the continued need to control costs in North America and Europe; and the need to build staff serving China and Eastern Europe. At December 31, 2004, $86,000 remained accrued as restructure charges.

During the first quarter of 2005, we paid out approximately $68,000 of the remaining 2004 previously accrued restructure charges as outlined above. As of March 31, 2005, restructuring charges of $18,000 remain accrued, which are expected to be paid in 2005.


NOTE 6 - OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

                                             Mar. 31,            Dec. 31,
                                               2005                2004
                                        -------------------   -----------------
     Product warranty liability                $490                 $494
     Sales return reserve                       225                  250
     Other                                      368                  382
                                        -------------------   -----------------
     Other accrued liabilities               $1,083               $1,126
                                        ===================   =================

The changes in Data I/O's product warranty liability are as follows (in thousands):

                                             Mar. 31,
                                               2005
                                        ------------------

        Liability, beginning balance            $494
        Net expenses                             199
        Warranty claims                         (199)
        Accrual revisions                         (4)
                                        ------------------
        Liability, ending balance               $490
                                        ==================

NOTE 7 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                                   For the first quarter
                                                                                ----------------------------
                                                                                   2005            2004
                                                                                -----------    -------------
Numerator for basic and diluted earnings per share:
       Net income                                                                   $39            $296
                                                                                -----------    -------------

Denominator:
        Denominator for basic earnings per share -
         weighted-average shares                                                  8,154           7,998
        Employee stock options                                                      396             416
                                                                                -----------    -------------
         Denominator for diluted earnings per share -
                  adjusted weighted-average shares and
                  assumed conversions of stock options                            8,550           8,414
                                                                                -----------    -------------
Basic and diluted earnings per share
         Total basic and diluted earnings per share                               $0.00           $0.04
                                                                                ===========    =============

At March 31, 2005 and 2004 there were 1,163,072 and 1,325,522, respectively, of outstanding options potentially issueable as common stock.


NOTE 8 - ACCOUNTING FOR INCOME TAXES

Taxes due for the first quarter of 2005 relate to foreign and state tax obligations. The Company's effective tax rate for the first three months of 2005 differed from the statutory 34% tax rate primarily due to utilization of net operating loss carryforwards. The tax valuation allowance decreased by approximately $4,000 during the quarter ended March 31, 2005. As of March 31, 2005, the Company has a valuation allowance of $9,803,000.


NOTE 9 - COMPREHENSIVE INCOME

During the first quarter of 2005 and 2004 total comprehensive income (loss) was comprised of the following (in thousands):


                                                     For the first quarter
                                                 ------------------------------
                                                    2005               2004
                                                 -------------    -------------
   Net income                                        $39              $296
   Foreign currency translation loss                 (91)              (56)
   Unrealized gain on marketable securities            3                 -
                                                 -------------    -------------
   Total comprehensive income (loss)                ($49)             $240
                                                 =============    =============


NOTE 10 - FOREIGN CURRENCY TRANSLATION AND DERIVATIVES

Data I/O translates assets and liabilities of foreign subsidiaries at the exchange rate on the balance sheet date. We translate revenues, costs and expenses of foreign subsidiaries at average rates of exchange prevailing during the year. We charge or credit translation adjustments resulting from this process to other comprehensive income (a component of stockholders' equity), net of taxes. Realized and unrealized gains and losses resulting from the effects of changes in exchange rates on assets and liabilities denominated in foreign currencies are included in non-operating expense as foreign currency transaction gains and losses.

Data I/O accounts for its hedging activities in accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value.

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by us are fair value hedges. Generally, these contracts have maturities less than one year and require us to exchange foreign currencies for U.S. dollars at maturity. The change in fair value of the open hedge contracts as of March 31, 2005 is an unrealized loss of $2,000 and is included in accounts payable on the balance sheet.

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


NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. As amended on April 14, 2005, the requirements of SFAS No. 123R are effective for fiscal years beginning after June 15, 2005. The Company, therefore, is required to adopt SFAS No. 123R on January 1, 2006. In March 2005, the SEC issued SAB 107, "Share-Based Payments," which gives guidance on the application of FAS 123R. The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of Data I/O. See
Note 1 for the pro forma impact on net earnings (loss) and earnings (loss) per share from calculating stock-related compensation costs under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R and under SAB 107 may be different from the calculation of compensation cost under SFAS No. 123. Such potential differences have not yet been quantified. Also, past usage of option plans and stock purchase plans may not reflect our practices in future periods.

In March 2005, the Securities and Exchange Commission announced that the compliance date for non-accelerated filers and foreign private issuers pursuant to Section 404 of the Sarbanes-Oxley Act has been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the requirements for the assessment and the reporting on internal control over financial reporting for its first fiscal year ending on or after July 15, 2006. This is a one-year extension from the previously established July 15, 2005 compliance date. Data I/O expects that it will continue to be a non-accelerated filer and that it will, therefore, be required to comply with Section 404 of the Sarbanes-Oxley Act as of December 31, 2006.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding industry prospects or trends; expected level of expense; future results of operations or financial position; changes in gross margin; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Data I/O is under no duty to update any of these forward-looking statements after the date of this report. The reader should not place undue reliance on these forward-looking statements. The discussions in the section entitled "Business - Cautionary Factors That May Affect Future Results" in Item 1 in the Company's Annual report on Form 10-K for the year ended December 31, 2004, and in Exhibit 99.1 of this report describe some, but not all, of the factors that could cause these differences.

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

We are continuing our efforts to balance increasing costs and strategic investments in our business with the level of demand and mix of business we expect. We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, in-system programming ("ISP") ImageWriter technology, and automated programming systems for the manufacturing environment, particularly extending the capabilities and support for our FlashCORE architecture and the ProLINE-RoadRunner and PS families. To better support our customers in their geographic areas and time zones, we are investing in tools and device support operations in Germany, India and Shanghai, China.

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

BUSINESS RESTRUCTURING PROGRESS

During 2004, we accrued restructuring charges that totaled $562,000 with a remaining balance of $86,000 at December 31, 2004. The restructuring charges related primarily to severance and a small office closure. These actions were taken to lower production and operating costs to reduce the level of revenue required for our net income breakeven point, particularly in view of our reduced margins during 2004; the continued need to control costs in North America and Europe; and the need to build staff serving China and Eastern Europe. During the first quarter of 2005, approximately $68,000 was paid out and no additional amounts were accrued. The balance at March 31, 2005 is $18,000. The remaining balance is expected to be paid out in 2005.

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

Allowance for Doubtful Accounts: We base the allowance for doubtful accounts receivable on our assessment of the collectibility of specific customer accounts and the aging of accounts receivable. If there is deterioration of a major customer's credit worthiness or actual defaults are higher than historical experience, our estimates of the recoverability of amounts due us could be adversely affected.

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

Results of Operations

NET SALES
---------------------------------------------------------------------------------------------------------------------
 (in thousands)
                                                                                  First Quarter
                                                              -------------------------------------------------------
 Net sales by product line                                         2005              % Change          2004
 --------------------------------------------------------------------------------------------------------------------
 Automated programming systems                                     $4,017           (5.5%)            $4,252

 Non-automated programming systems                                  2,720            5.3%              2,582
                                                              -------------------------------------------------------
 Total programming systems                                         $6,737           (1.4%)            $6,834
                                                              =======================================================


                                                                                 First Quarter
                                                              -------------------------------------------------------
 Net sales by location                                              2005             % Change          2004
 --------------------------------------------------------------------------------------------------------------------
 United States                                                    $2,236            60.9%              $1,390

    % of total                                                     33.2%                                20.3%

 International                                                    $4,501           (17.3%)             $5,444

    % of total                                                     66.8%                                79.7%
--------------------------------------------------------------------------------------------------------------------

Revenues for the first quarter of 2005 increased approximately 16% compared to the fourth quarter of 2004, but decreased by 1% from the first quarter of 2004. The revenue decrease from the first quarter of 2004 relates primarily to the decrease in sales to the wireless handset manufactures, generally our largest customer segment, reflecting an overall decrease in capacity demand by wireless handset manufacturers. We expect sales from the wireless industry to increase during the second quarter. Our revenue growth of approximately $925,000, or 16%, from the fourth quarter of 2004 primarily results from an increase in sales to the automotive electronics manufacturers. During the first quarter of 2005, we reduced our backlog of orders from $1.5 million to $781,000.

Domestic sales increased approximately 61%, in the first quarter of 2005 compared to the first quarter of 2004, primarily as a result of the increase in automotive electronics sales, while international sales decreased approximately 17% primarily as a result of the decrease in wireless handset segment sales. The U.S. dollar continued to weaken in the first quarter of 2005 compared to the first quarter of 2004, and in particular against the Euro, offsetting the overall decrease in international sales by $119,000. The weakened U.S. dollar, especially compared to the Euro, is expected to continue to assist our export sales.

In 2004, we introduced the PS 588 and PS 288 FlashCORE automated programming systems, ImageWriter, our ISP solution, eDSS tool suite for device support, and a version of our ProLINE-RoadRunner designed for Panasonic CM402 machines. We began shipping Beta units in 2004 of our ImageWriter and are in the process of the full product launch including delivering demonstration units to the field in the second quarter of 2005. We expect these products to increase our revenues; however, partially offsetting this expected increase is the continued trend of declining sales of our older non-automated product lines.

GROSS MARGIN

                                                                                   First Quarter
                                                                -----------------------------------------------------
 (in thousands)                                                       2005                              2004
---------------------------------------------------------------------------------------------------------------------
Gross Margin                                                         $4,014                            $3,713

Percentage of net sales                                               59.6%                             54.3%
---------------------------------------------------------------------------------------------------------------------

Gross margins increased in both dollars and as a percentage of sales compared to the first quarter of 2004. The overall gross margin increase primarily relates to the product and channel mix, a favorable operations overhead spending variance of $139,000, and favorable domestic and international service cost variances of $51,000 and $88,000, respectively. Improved aftermarket margins and reduced labor and support costs, especially related to the restructuring actions taken in the third quarter of 2004, also contributed to the increase in gross margins. Gross margins were unfavorably impacted by lower sales volume and by the export and currency translation effects of the weaker U.S. Dollar compared to the Euro. We continue to forecast margin percentages at approximately the current quarter's level.

RESEARCH AND DEVELOPMENT

                                                                              First Quarter
                                                                ------------------------------------------
 (in thousands)                                                       2005                    2004
 ---------------------------------------------------------------------------------------------------------
 Research and development                                            $1,337                  $1,204

 Percentage of net sales                                              19.8%                   17.6%
 ---------------------------------------------------------------------------------------------------------

Research and development ("R&D") spending for the first quarter 2005 compared to the first quarter 2004 increased in both dollars and a percentage of sales. This increase in spending was primarily related to our new product initiatives, particularly the ImageWriter, our new in-system programming solution, and the start of engineering operations in China.

SELLING, GENERAL AND ADMINISTRATIVE

                                                                              First Quarter
                                                                ------------------------------------------
 (in thousands)                                                       2005                    2004
 ---------------------------------------------------------------------------------------------------------
 Selling, general & administrative                                   $2,631                  $2,172

 Percentage of net sales                                              39.1%                   31.8%
 ---------------------------------------------------------------------------------------------------------

Selling, general and administrative ("SG&A") expenses increased by $459,000, or 21%, for the first quarter of 2005 compared to the first quarter of 2004. The increase relates primarily to the hiring of additional key personnel totaling $100,000, higher commission costs of $76,000 and a reduction of allocated facility costs totaling $95,000. In addition, we incurred internal control related costs associated with the Sarbanes Oxley requirements of $38,000, increased marketing costs associated with our in system programming of $36,000, higher public relation costs of $26,000 and higher travel and entertainment costs of $20,000 as well as an unfavorable currency translation impact of $23,000. We also incurred an additional $15,000 in administration costs related to the new Shanghai office.

INTEREST

                                                                              First Quarter
                                                                ------------------------------------------
 (in thousands)                                                       2005                    2004
 ---------------------------------------------------------------------------------------------------------
 Interest income                                                       $23                    $35

 Interest expense                                                      ($3)                   ($1)
 ---------------------------------------------------------------------------------------------------------

Interest income decreased in the first quarter of 2005 compared to the same period in 2004 due to a decrease in funds invested. The marketable securities balance decreased approximately $1 million from March 31, 2004 compared to March 31, 2005.

INCOME TAXES

                                                                              First Quarter
                                                                ------------------------------------------
 (in thousands)                                                       2005                    2004
 ---------------------------------------------------------------------------------------------------------
 Income tax expense (benefit)                                          $6                     $61
 ---------------------------------------------------------------------------------------------------------

Tax expense recorded for the first quarter of 2005 was due to foreign and state taxes. The tax effective rate differed from the statutory tax rate primarily due to utilization of net operating loss carryforwards. The tax valuation allowance decreased by approximately $4,000 during the quarter. Data I/O has a valuation allowance of $9,803,000 as of March 31, 2005.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

                                                                     Mar. 31,                                   Dec. 31,
(in thousands)                                                         2005               Change                2004
---------------------------------------------------------------- ------------------ -------------------- -------------------
Working capital                                                      $10,289                 $39                $10,250
---------------------------------------------------------------- ------------------ -------------------- -------------------

At March 31, 2005, Data I/O's principal sources of liquidity consisted of existing cash, cash equivalents and marketable securities. Our working capital increased by $39,000 and our current ratio increased from 2.8 at December 31, 2004 to 3.3 at March 31, 2005.

Our cash and cash equivalents decreased by $1.7 million during the first quarter of 2005 primarily due to the increase in cash used for operating activities totaling $1.4 million. The $1.4 million of cash used for operations primarily included a $697,000 decrease in accounts payable and accrued liabilities, a $941,000 increase in accounts receivable, and a $427,000 decrease in deferred revenue partially offset by a $166,000 decrease in inventory, $162,000 of demonstration equipment transferred to cost of goods sold, and $262,000 of depreciation and amortization. The increase in account receivable results from increased sales especially late in the quarter. The decrease in accounts payable and accrued expenses results primarily from a timing difference of approximately $200,000, decrease in inventory purchases of approximately $300,000, the payout of the 401(k) employer match of $133,000, and the payment of $68,000 related to the restructure, partially offset by an increase in commissions payable of $107,000.

We used $577,000 of cash in investing activities during the first quarter of 2005, with $290,000 used to purchase marketable securities and $287,000 used to purchase property, plant and equipment. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements. Capital expenditures for property, plant and equipment during 2005 are planned to be approximately $1 million. Although we expect to make such expenditures, we had no significant outstanding purchase commitments at March 31, 2005. We are investigating the acquisition of a new information system during 2005 which is excluded from the capital spending estimate. Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, we have required substantial working capital to fund our operations. Over the last few years, we restructured our operations to lower our costs and operating expenditures in geographic regions and to lower the level of revenue required for our net income breakeven point, to preserve our cash position and to focus on profitable operations. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least December 31, 2005. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

Aggregate Contractual Obligations and Commitments

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. Any amounts reflected on the balance sheet as accounts payable and accrued liabilities are excluded from the below table. We have no long-term debt. We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

As of March 31, (in thousands):

                                      Purchase                  Operating
                                     obligations                  leases
                                   ----------------          ----------------

     2005                              $1,402                    $1,168
     2006                                   7                     1,459
     2007                                   -                       188
     2008                                   -                       138
     2009 and thereafter                    -                       149
                                   ----------------          ----------------
     Total                             $1,409                    $3,102
                                   ================          ================

RECENT ACCOUNTING PRONOUCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal year beginning after June 15, 2005, as amended on April 14, 2005. The Company, therefore, is required to adopt SFAS No. 123R on January 1, 2006. In March 2005, the SEC issued SAB 107, "Share-Based Payments," which gives guidance on the application of FAS 123R. The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of Data I/O. See
Note 1 for the pro forma impact on net earnings (loss) and earnings (loss) per share from calculating stock-related compensation costs under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R and under SAB 107 may be different from the calculation of compensation cost under SFAS No. 123. Such potential differences have not yet been quantified. Also, past usage of option plans and stock purchase plans may not reflect our practices in future periods.

In March 2005, the Securities and Exchange Commission announced that the compliance date for non-accelerated filers and foreign private issuers pursuant to Section 404 of the Sarbanes-Oxley Act has been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the requirements for the assessment and the reporting on internal control over financial reporting for its first fiscal year ending on or after July 15, 2006. This is a one-year extension from the previously established July 15, 2005 compliance date. Data I/O expects that it will continue to be a non-accelerated filer and that it will, therefore, be required to comply with Section 404 of the Sarbanes-Oxley Act as of December 31, 2006.

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

The table below provides information about our marketable securities, including principal cash flows and the related weighted average interest rates (in thousands):

                                                                   Estimated Fair         Principal        Estimated Fair
                                                 Principal            Value at           Cash Flows           Value at
                                                Cash Flows         March 31, 2005       to March 31,        December 31,
                                                For Q2 2005                                  2005               2004
                                              ----------------    ------------------    --------------     ----------------
          Corporate Bonds                           $780                $780                  $787              $787
                                                  1.559%                                    1.559%

          Taxable Auction Securities                 550                 550                   250               250
                                                  3.012%                                    2.352%

                                              ----------------    ------------------    --------------     ----------------
          Total portfolio value                   $1,330              $1,330                $1,037            $1,037
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

At March 31, 2005, we had two forward contracts to sell Euros in exchange for $218,000 with rates ranging from 1.2929 to 1.2805 all scheduled to be due within the next quarter and the value at that date of $216,100.

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

(b) Changes in internal controls.

There were no changes made in our internal controls during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as described below.

During the preparation of our 2004 year-end financial statements, we identified a calculation error that had resulted in the understatement of inter-company expense eliminations on foreign subsidiary demonstration inventory equipment depreciation, with a corresponding overstatement of demonstration inventory equipment accumulated depreciation. While we believe the impacts of this calculation error are not material to any previously issued financial statement, we determined that this calculation error was most appropriately corrected through restatement of previously issued financial statements. We have restated the annual report on Form 10-K for the fiscal year ended December 31, 2003.

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

(6)  Change in Control Agreements.  See Exhibit 10.22 and 10.23.

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

       4.2 Rights Agreement, dated as of March 31, 1988, between Data I/O Corporation and First Jersey National Bank, as Rights Agents, as amended by Amendment No. 1 thereto, dated as of May 28, 1992 and Amendment No. 2 thereto, dated as of July 16, 1997 (Incorporated by reference to Data I/O's Report on Form 8-K filed on March 13, 1998).

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

       10.2 Amended and Restated Retirement Plan and Trust Agreement (Incorporated by reference to Exhibit 10.26 of Data I/O's 1993 Annual Report on Form 10-K (File No. 0-10394)).

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

       10.6 Letter dated as of December 20, 1996, First Amendment and extension of the Closing Date under that certain Purchase and Sale Agreement dated as of July 9, 1996 (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission)(Incorporated by reference to Exhibit
             10.33 of Data I/O's 1996 Annual Report on Form 10-K
             (File No. 0-10394)).

       10.7 Letter dated as of February 17, 1997, Second Amendment and extension of the Closing Date under that certain Purchase and Sale Agreement dated as of July 9, 1996 (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission)(Incorporated by reference to
             Exhibit 10.34 of Data I/O's 1996 Annual Report on Form 10-K
             (File No. 0-10394)).

       10.8 Third Amendment to the Data I/O Tax Deferred Retirement Plane (Incorporated by reference to Exhibit 10.35 of Data I/O's 1996 Annual Report on Form 10-K (File No. 0-10394)).

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

       10.14 Amended and Restated Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.32 of Data I/O's 1997 Annual Report on Form 10-K (File No. 0-10394.

       10.15 Amended and Restated 1986 Stock Option Plan dated May 12, 1998 (Incorporated by reference to Exhibit 10.37 of Data I/O's 1998 Annual Report on Form 10-K (File No. 0-10394)).

       10.16 Sublease dated December 22, 1999 between Data I/O Corporation and Imandi.com, Inc. (Incorporated by reference to Exhibit 10.34 of Data I/O's 1999 Annual Report on Form 10-K (File No. 0-10394)).

       10.17 Letter Agreement with Fred R. Hume dated January 29, 1999 (Incorporated by reference to Exhibit 10.35 of Data I/O's 1999 Annual Report on Form 10-K (File No. 0-10394)).

       10.18 Amended and Restated 1982 Employee Stock Purchase Plan dated
             May 16, 2003 (Incorporated by reference to Data I/O's 2003 Proxy Statement dated March 31, 2003).

       10.19 Amended and Restated 2000 Stock Compensation Incentive Plan dated May 20, 2004 (Incorporated by reference to Data I/O's 2004 Proxy Statement dated April 12, 2004).

       10.20 Data I/O Corporation Tax Deferred Retirement Plan, as amended (Incorporated by reference to Exhibit 10.20 of Data I/O's 2004 Annual Report on Form 10-K (File No. 0-10394)).

       10.21 Form of Option Agreement (Incorporated by reference to Exhibit
             10.21 of Data I/O's 2004 Annual Report on Form 10-K (File No. 0-10394)).

       10.22 Change in Control Agreement with Fred R. Hume dated April 22, 2004 (Incorporated by reference to Exhibit 10.22 of Data I/O's 2004 Annual Report on Form 10-K (File No. 0-10394)).

       10.23 Change in Control Agreement with Joel S. Hatlen dated
             April 22, 2004 (Incorporated by reference to Exhibit 10.23 of Data I/O's 2004 Annual Report on Form 10-K (File No. 0-10394)).

31   Certification - Section 302:
     31.1    Chief Executive Officer Certification                           20
     31.2    Chief Financial Officer Certification                           21

32   Certification - Section 906:
     32.1    Chief Executive Officer Certification                           22
     32.2    Chief Financial Officer Certification                           23

99   Other Exhibits
     99.1  Risk Factors                                                      24

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DATA I/O CORPORATION
                                       (REGISTRANT)
DATED:   May 13, 2005


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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date  May 13, 2005                       /s/FREDERICK R. HUME
                                         Frederick R. Hume
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date  May 13, 2005                  /s/ Joel S. Hatlen
                                    Joel S. Hatlen
                                    (Vice President and Chief Financial Officer
                                    Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    /s/ Frederick R. Hume
                                    Frederick R. Hume
                                    Chief Executive Officer
                                    (Principal Executive Officer)
                                    May 13, 2005

Exhibit 32.2
Certification by Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                    /s/ Joel S. Hatlen
                                    Joel S. Hatlen
                                    Chief Financial Officer
                                    (Principal Financial Officer)
                                    May 13, 2005

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

IF WE ARE UNABLE TO ATTRACT AND RETAIN QUALIFIED THIRD-PARTY DISTRIBUTORS, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

Data I/O has an internal sales force and also utilizes third-party representatives, and distributors. Therefore, the financial stability of these representatives and distributors is important. Highly skilled professional engineers use most of our products. To be effective, third-party distributors must possess significant technical, marketing and sales resources and must devote their resources to sales efforts, customer education, training and support. These required qualities limit the number of potential third-party distributors. Our business will suffer if we cannot attract and retain a sufficient number of qualified third-party distributors to market our products. In addition, global customers require coordination between these various sales channels and a lack of responsiveness or coordination could adversely affect our business with these increasingly global customers.

OUR INTERNATIONAL OPERATIONS MAY EXPOSE US TO ADDITIONAL RISKS THAT MAY ADVERSELY AFFECT OUR BUSINESS.

International sales represented 80% of our net revenue for the fiscal year ended December 31, 2004 and 67% for the quarter ended March 31, 2005. We expect that international sales will continue to be a significant portion of our net revenue. International sales may fluctuate due to various factors, including:

o migration of manufacturing to low cost geographies

o changes in regulatory requirements

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

o fluctuations in foreign currency exchange rates

o compliance with applicable export licensing requirements

o product safety and other certification requirements

o difficulties in integrating foreign and outsourced operations

o political and economic instability

The European Community and European Free Trade Association ("EU") has established certain electronic emission and product safety requirements ("CE"). Although our products currently meet these requirements, failure to obtain either a CE certification or a waiver for any product may prevent us from marketing that product in Europe. The EU also has directives concerning the Reduction of Hazardous Substances ("RoHS") and the reduction of wasteful consumption of natural resources including waste of electrical and electronic equipment ("WEEE") which becomes effective later in 2005 and 2006. Failure to meet the directives may prevent us from marketing certain products in Europe.

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

THE LOSS OF KEY EMPLOYEES MAY ADVERSELY AFFECT OUR OPERATIONS.

We have employees located in the U.S., Germany, Canada and China. We also utilize independent contractors for specialty work, primarily in research and development and in our Brazilian operation, and utilize temporary workers to adjust capacity to fluctuating demand. Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry. None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable though no assurance can be made that this will be the case in the future. Refer to the section captioned "Our recent restructuring activities may have a negative impact on our future operations" above.

FAILURE TO COMPLY WITH REGULATORY REQUIREMENTS MAY ADVERSELY AFFECT OUR STOCK PRICE AND BUSINESS.

We are subject to numerous governmental and stock exchange requirements as a public company, which we believe we are in compliance with. The Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (SEC) and the Public Company Oversight Accounting Board (PCOAB) have requirements that we may fail to meet by required deadlines or we may fall out of compliance with, such as the internal controls assessment, reporting and auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002 for which we are relying on not being an accelerated filer. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. The compliance date for non-accelerated filers has been extended to the first fiscal year ending on or after July 15, 2006. This is a one-year extension from the previously established July 15, 2005 compliance date. Data I/O assumes it will continue to have the status of a non-accelerated filer based on the aggregate market value of the voting and non-voting shares held as of June 30, 2005. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. Our failure to meet regulatory requirements and exchange listing standards may result in actions such as the delisting of our stock impacting our stock's liquidity; SEC enforcement actions; and securities claims and litigation.

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

FAILURE TO SUCCESSFULLY IMPLEMENT A NEW ENTERPRISE RESOURCE PLANNING ("ERP") SYSTEM MAY ADVERSELY AFFECT OUR OPERATIONS AND SALES.

We are currently investigating the acquisition and implementation of a new worldwide information system. Our operations and financial results could be adversely affected if we are unable to implement the system without significant interruptions in accounting systems, order entry, billing, manufacturing and other customer support functions. In addition, the costs associated with the implementation and training could exceed budgeted amounts and adversely affect our profitability. System implementation delays could cause difficulties in our complying with the internal controls assessment, reporting and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.