Form 10-K/A
period 2004-12-31
DATA I/O CORP
filed 2005-06-16
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          FORM 10-K/A (Amendment No.1)

(Mark One)
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For thefiscal year ended December 31, 2004 or

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



     P.O. Box 97046, 10525 Willows Road N.E.,Redmond, Washington 98073-9746
                                 (425) 881-6444
  (Address, including zip code, of registrant's principle executive offices and telephone number, including area code)


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

                                  $ 22,516,524


8,199,678 shares of Common Stock, no par value, outstanding as of March 21, 2005

                              DATA I/O CORPORATION

                                   FORM 10-K/A
                   For the Fiscal Year Ended December 31, 2004
                                      INDEX


                                                                            Page


Part IV

     Item 15.   Exhibits and Financial Statement Schedules                     4


Signatures                                                                     7

                                EXPLANATORY NOTE

The certifications under section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 32.1 and 32.2, respectively, to the Annual Report on Form 10-K for the year ended December 31, 2004 contained a typographical error. The certifications referenced the annual report for the year ended December 31, 2003 instead of December 31, 2004 and such certifications are being refiled to correct the typographical error.

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

(11) Data I/O Corporation Tax Deferral Retirement Plan. See Exhibit 10.20.


(a) List of Documents Filed as a Part of This Report:                       Page

     (1)  Index to Financial Statements:

               Report of Independent Registered Public Accounting Firm

               Report of Management

               Consolidated Balance Sheets as of December 31, 2004 and 2003

               Consolidated Statements of Operations for each of the three years ended December 31, 2004

               Consolidated Statements of Cash Flows for each of the three years ended December 31, 2004

               Consolidated Statement of Stockholders' Equity for each of the three years ended December 31, 2004

               Notes to Consolidated Financial Statements


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

               10.16 Sublease dated December 22, 1999 between Data I/O Corporation and Imandi.com, Inc. (Incoporated by reference to Exhibit 10.34 of Data I/O's 1999 Annual Report on Form 10-K (File No. 0-10394)).

               10.17 Letter Agreement with Fred R. Hume dated January 29, 1999 (Incorporated by reference to Exhibit 10.33 of Data I/O's 1999 Annual Report on Form 10-K (File No. 0-10394)).

               10.18 Amended and Restated 1982 Employee Stock Purchase Plan dated May 16, 2003 (Incorporated by reference to Data I/O's 2003 Proxy Statement dated March 31, 2003).

               10.19 Amended and Restated 2000 Stock Compensation Incentive Plan
                     dated May 20, 2004 (Incorporated by reference to Data I/O's 2004 Proxy Statement dated April 12, 2004).

               10.20 Data I/O Corporation Tax Deferral Retirement Plan, as
                     amended (Incorporated by reference to Exhibit 10.20 of Data I/O's 2004 Annual Report on Form 10-K (File No. 0-10394)).

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

               21.1   Subsidiaries of the Registrant

               23.1   Consent of Independent Registered Public Accounting Firm

          31   Certification - Section 302:

               31.1   Chief Executive Officer Certification                    8
               31.2   Chief Financial Officer Certification                    9

          32   Certification - Section 906:

               32.1   Chief Executive Officer Certification                   10
               32.2   Chief Financial Officer Certification                   11

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DATA I/O CORPORATION
                                           (REGISTRANT)

DATED:   June 16, 2005                By: //S//Frederick R. Hume
                                      Frederick R. Hume
                                      President and Chief Executive Officer

Exhibit 31.1
Certification by Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Frederick R. Hume, certify that:
1)   I have reviewed this annual report on Form 10-K/A of Data I/O Corporation;
2) Based upon my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and
     c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: June 16, 2005

/s/ Frederick R. Hume
Frederick R. Hume
Chief Executive Officer
(Principal Executive Officer)

Exhibit 31.2
Certification by Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Joel S. Hatlen, certify that:
1)   I have reviewed this annual report on Form 10-K/A of Data I/O Corporation;
2) Based upon my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:
     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and
     c) disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting.
5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: June 16, 2005

/s/ Joel S. Hatlen
Joel S. Hatlen
Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the "Company") on Form 10-K for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


/s/ Frederick R. Hume
Frederick R. Hume
Chief Executive Officer
(Principal Executive Officer)
March 25, 2005

Exhibit 32.2

Certification by Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the "Company") on Form 10-K for the period ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Joel S. Hatlen
Joel S. Hatlen
Chief Financial Officer
(Principal Financial Officer)
March 25, 2005