Form 10-Q
period 2005-06-30
DATA I/O CORP
filed 2005-08-15
CIK 351998

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

          (Mark One)

               (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2005

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


8,238,596 shares of no par value of the Registrant's Common Stock were issued and outstanding as of August 10, 2005.

                              DATA I/O CORPORATION

                                    FORM 10-Q
                       For the Quarter Ended June 30, 2005

                                      INDEX


Part I - Financial Information                                              Page
                                                                            ----

 Item 1. Financial Statements (unaudited)                                      3

 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9

 Item 3. Quantitative and Qualitative Disclosures About Market Risk           15

 Item 4. Controls and Procedures                                              16

Part II - Other Information

 Item 1. Legal Proceedings                                                    16

 Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
         of Equity Securities                                                 16

 Item 3. Defaults Upon Senior Securities                                      17

 Item 4. Submission of Matters to a Vote of Security Holders                  17

 Item 5. Other Information                                                    17

 Item 6. Exhibits                                                             17

Signatures                                                                    21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                          DATA I/O CORPORATION

                                      CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------
                                                                      June 30,                     Dec. 31,
                                                                        2005                         2004
----------------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                   (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                       $  3,774                     $  5,534
     Marketable securities                                                850                        1,037
     Trade accounts receivable, less allowance for
        doubtful accounts of $175 and $155                              5,712                        4,489
     Inventories                                                        3,748                        4,139
     Other current assets                                                 497                          652
                                                                ---------------------           ----------------
        TOTAL CURRENT ASSETS                                           14,581                       15,851

Property and equipment - net                                            2,411                        1,970
Other assets                                                               21                           26
                                                                ---------------------           ----------------
        TOTAL ASSETS                                                 $ 17,013                     $ 17,847
                                                                =====================           ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                $  1,539                     $  1,688
     Accrued compensation                                                 962                          991
     Deferred revenue                                                   1,212                        1,706
     Other accrued liabilities                                          1,076                        1,126
     Accrued costs of business restructuring                               66                           86
     Income taxes payable                                                  95                            4
                                                                ---------------------           ----------------
        TOTAL CURRENT LIABILITIES                                       4,950                        5,601

Deferred gain on sale of property                                         582                          776
                                                                ---------------------           ----------------
        TOTAL LIABILITIES                                               5,532                        6,377

COMMITMENTS                                                                 -                            -

STOCKHOLDERS' EQUITY:
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                        -                            -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 8,202,583
           and 8,064,696 shares                                        19,096                       19,001
     Accumulated deficit                                               (7,926)                      (8,018)
     Accumulated other comprehensive income                               311                          487
                                                                ---------------------           ----------------
        TOTAL STOCKHOLDERS' EQUITY                                     11,481                       11,470
                                                                ---------------------           ----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 17,013                     $ 17,847
                                                                =====================           ================


See accompanying notes to consolidated financial statements.

                                              DATA I/O CORPORATION

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                                  Three Months Ended                   Six Months Ended
-------------------------------------------------------------------------------------------------------------------------------
                                                              June 30,         June 30,           June 30,          June 30,
                                                                2005             2004               2005              2004
-------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)

Net sales                                                     $  6,642        $  6,895           $ 13,379          $ 13,729
Cost of goods sold                                               2,709           3,385              5,432             6,506
                                                             ------------    ------------       ------------      ------------
Gross margin                                                     3,933           3,510              7,947             7,223

Operating expenses:
     Research and development                                    1,350           1,177              2,687             2,381
     Selling, general and administrative                         2,378           2,121              5,010             4,294
     Net provision for business restructuring                       55              70                 55                70
                                                             ------------    ------------       ------------      ------------
         Total operating expenses                                3,783           3,368              7,752             6,745
                                                             ------------    ------------       ------------      ------------
         Operating  income                                         150             142                195               478

Non-operating income (expense):
     Interest income                                                20              13                 44                48
     Interest expense                                               (9)             (6)               (12)               (7)
     Foreign currency exchange                                      (3)             (5)               (24)              (18)
                                                             ------------    ------------       ------------      ------------
         Total non-operating income (expense)                        8               2                  8                23
                                                             ------------    ------------       ------------      ------------
        Income before income taxes                                 158             144                203               501

Income tax expense                                                 105              40                111               102
                                                             ------------    ------------       ------------      ------------
Net  income                                                   $     53        $    104           $     92          $    399
                                                             ============    ============       ============      ============
Basic and diluted earnings per share                          $   0.01        $   0.01           $   0.01          $   0.05
                                                             ============    ============       ============      ============
Weighted average basic shares outstanding                        8,202           8,013              8,178             8,005
                                                             ============    ============       ============      ============
Weighted average diluted shares outstanding                      8,486           8,286              8,518             8,350
                                                             ============    ============       ============      ============

See accompanying notes to consolidated financial statements.

                                      DATA I/O CORPORATION

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

------------------------------------------------------------------------------------------------------------
                                                                             June 30,           June 30,
For the six months ended                                                       2005               2004
------------------------------------------------------------------------------------------------------------
(in  thousands)
OPERATING ACTIVITIES:
    Net income                                                               $    92             $   399
    Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Depreciation and amortization                                             550                 408
       Write-off of assets                                                        10                   -
       Equipment transferred to cost of goods sold                               326                  84
       Amortization of deferred gain on sale                                    (194)               (164)
       Net change in:
         Deferred revenue                                                       (534)                 74
         Trade accounts receivable                                            (1,399)             (1,531)
         Inventories                                                             199                 701
         Other current assets                                                    128                  45
         Accrued costs of business restructuring                                 (21)                 70
         Accounts payable and accrued liabilities                               (214)               (541)
                                                                           ------------        ------------
    Net cash provided by (used in) operating activities                       (1,057)               (455)

INVESTING ACTIVITIES:
    Purchases of property and equipment                                       (1,313)               (875)
    Purchases of marketable securities                                          (600)               (876)
    Proceeds from sales of marketable securities                                 792                 878
                                                                           ------------        ------------
       Net cash provided by (used in) investing activities                    (1,121)               (873)

FINANCING ACTIVITIES:
    Sale of common stock                                                          70                  81
    Proceeds from exercise of stock options                                       25                  13
                                                                           ------------        ------------
       Net cash provided by (used in) financing activities                        95                  94
                                                                           ------------        ------------
Increase/(decrease) in cash and cash equivalents                              (2,083)             (1,234)

Effects of exchange rate changes on cash                                         323                 152
Cash and cash equivalents at beginning of period                               5,534               4,380
                                                                           ------------        ------------
Cash and cash equivalents at end of period                                   $ 3,774             $ 3,298
                                                                           ============        ============

See accompanying notes to consolidated financial statements.

                              DATA I/O CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of June 30, 2005 and June 30, 2004, according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the six months ended June 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2004.

Stock-Based Compensation
------------------------

Data I/O has stock-based employee compensation plans. We apply APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our plans. The following table illustrates the effect on net income and earnings per share if Data I/O had applied the fair value recognition provisions of FASB Statement 123, Accounting for Stock-Based Compensation.

Data I/O's pro forma information follows (in thousands, except per share data):


                                                                     Three Months Ended             Six Months Ended
                                                                  June 30,        June 30,       June 30,         June 30,
                                                                    2005            2004           2005             2004
                                                                ------------    ------------   ------------     ------------
Net income - as reported                                            $53             $104           $92               $399

Deduct: Total stock-based employee compensation expense
determined under fair value based method for awards granted,
modified, or settled, net of related tax effects                    (95)             (77)         (186)              (157)
                                                                ------------    ------------   ------------     ------------
Net income (loss) - pro forma                                      ($42)             $27          ($94)              $242
                                                                ============    ============   ============     =============

Basic and diluted income per share - as reported                  $0.01            $0.01         $0.01              $0.05
Basic income (loss) per share - pro forma                        ($0.01)           $0.00        ($0.01)             $0.03
Diluted earnings (loss) per share - pro forma                     $0.00            $0.00        ($0.01)             $0.03


NOTE 2 - RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to the presentation used in the current period.

NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                 June 30,                  Dec. 31,
                                   2005                      2004
                              ----------------          ----------------
      Raw material                $1,995                    $2,381
      Work-in-process              1,024                       899
      Finished goods                 729                       859
                              ----------------          ----------------
                                  $3,748                    $4,139
                              ================          ================

We continued to reduce the overall level of inventory based upon the level of sales we have been experiencing and are forecasting. During the quarter we did not significantly change the net carrying values of our inventory.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following components (in thousands):

                                            June 30,              Dec. 31,
                                              2005                  2004
                                         ----------------      ----------------
    Leasehold improvements                  $    340              $    291
    Equipment                                 10,786                10,065
                                         ----------------      ----------------
                                              11,126                10,356
    Less accumulated depreciation              8,715                 8,386
                                         ----------------      ----------------
    Property and equipment - net            $  2,411              $  1,970
                                         ================      ================

NOTE 5 - BUSINESS RESTRUCTURING

For fiscal year 2004, we took restructuring related charges of $562,000 primarily related to severance and a small office closure. These actions were taken to lower production and operating costs to reduce the level of revenue required for our net income breakeven point, particularly in view of the reduced margins in the second quarter of 2004; the continued need to control costs in North America and Europe; and the need to build staff serving China and Eastern Europe. At December 31, 2004, $86,000 remained accrued as restructure charges.

During the second quarter of 2005, we accrued an additional $55,000 of restructuring charges primarily related to severance. As of June 30, 2005, restructuring charges of $66,000 remain accrued, which are expected to be paid in 2005.

NOTE 6 - OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

                                                June 30,             Dec. 31,
                                                  2005                 2004
                                           -------------------   ---------------

     Product warranty liability                $   484              $   494
     Sales return reserve                          200                  250
     Other                                         392                  382
                                           -------------------   ---------------
     Other accrued liabilities                 $ 1,076              $ 1,126
                                           ===================   ===============

The changes in Data I/O's product warranty liability are as follows (in thousands):

                                                  June 30,
                                                    2005
                                            ------------------

        Liability, beginning balance                $494
        Net expenses                                 416
        Warranty claims                             (416)
        Accrual revisions                            (10)
                                            ------------------
        Liability, ending balance                   $484
                                            ==================

NOTE 7 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):


                                                                      Three Months Ended            Six Months Ended
                                                                           June 30,                     June 30,
                                                                  ---------------------------- ----------------------------
                                                                     2005         2004             2005          2004
                                                                  -----------  ------------    ------------  -------------
Numerator for basic and diluted earnings per share:
       Net income                                                   $   53       $  104           $   92        $  399
                                                                  -----------  ------------    ------------  -------------

Denominator:
        Denominator for basic earnings per share -
          weighted-average shares                                    8,202        8,013            8,178         8,005
        Employee stock options                                         284          273              340           345
                                                                  -----------  ------------    ------------  -------------
        Denominator for diluted earnings per share -
          Adjusted weighted-average shares and
            assumed conversions of stock options                     8,486        8,286            8,518         8,350
                                                                  -----------  ------------    ------------  -------------
Basic and diluted earnings per share
         Total basic and diluted earnings per share                 $ 0.01       $ 0.01           $ 0.01        $ 0.05
                                                                  ===========  ==============  ============  ==============

At  June  30,  2005  and  2004  there  were  1,407,106  and  1,534,617   shares,
respectively, of outstanding options potentially issueable as common stock.

NOTE 8 - ACCOUNTING FOR INCOME TAXES

Tax expense for the second quarter of 2005 relates to foreign and state tax obligations. The Company's effective tax rate for the first six months of 2005 differed from the statutory 34% tax rate primarily due to the tax valuation allowances and domestic net operating loss carryforwards. The tax valuation allowance increased by approximately $50,000 during the quarter ended June 30, 2005. As of June 30, 2005, the Company has a valuation allowance of $9,853,000.

NOTE 9 - COMPREHENSIVE INCOME

Total comprehensive income (loss) was comprised of the following (in thousands):

                                                                      Three Months Ended                  Six Months Ended
                                                                            June 30,                          June 30,
                                                                 ------------------------------    -------------------------------
                                                                      2005             2004             2005              2004
                                                                 -------------     ------------    -------------     -------------
           Net income                                                 $53              $104             $92               $399
           Foreign currency translation gain/(loss)                   (90)              (33)           (181)               (89)
           Unrealized gain on marketable securities                     2                 -               5                  -
                                                                 -------------     ------------    -------------     -------------
           Total comprehensive income/(loss)                         ($35)              $71            ($84)              $310
                                                                 =============     ============    =============     =============


NOTE 10 - FOREIGN CURRENCY TRANSLATION AND DERIVATIVES

We translate assets and liabilities of foreign subsidiaries at the exchange rate on the balance sheet date. We translate revenues, costs and expenses of foreign subsidiaries at average rates of exchange prevailing during the year. We charge or credit translation adjustments resulting from this process to other comprehensive income (a component of stockholders' equity), net of taxes. Realized and unrealized gains and losses resulting from the effects of changes in exchange rates on assets and liabilities denominated in foreign currencies are included in non-operating expense as foreign currency transaction gains and losses.

We account for our hedging activities in accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value.

We utilize forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by us are fair value hedges. Generally, these contracts have maturities less than one year and require us to exchange foreign currencies for U.S. dollars at maturity. The change in fair value of the open hedge contracts as of June 30, 2005 is an unrealized gain of $3,063 and is included in accounts payable on the balance sheet.

We do not hold or issue derivative financial instruments for trading purposes. The purpose of our hedging activities is to reduce the risk that the valuation of the underlying assets, liabilities and firm commitments will be adversely affected by changes in exchange rates. Our derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In March 2005, the SEC issued SAB 107, "Share-Based Payments," which gives guidance on the application of SFAS No. 123R and extends the required adoption date to January 1, 2006 for Data I/O. The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of Data I/O. See Note 1 for the pro forma impact on net earnings (loss) and earnings (loss) per share from calculating stock-related compensation costs under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R and under SAB 107 may be different from the calculation of compensation cost under SFAS No. 123. Such potential differences have not yet been quantified. Also, past usage of option plans and stock purchase plans may not reflect our practices in future periods.

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

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections." This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB issued staff position ("FSP") FSP FAS 143-1, "Accounting for Electronic Equipment Waste Obligations Pursuant to a European Union Directive." FSP FAS 143-1 provides guidance related to the costs associated with historical electrical and electronic waste equipment ("WEEE"), based on the European Union Directive. The guidance takes effect the later of the first reporting period ending after June 8, 2005, or, for an applicable EU-member country, upon the adoption of a law that complies with the Directive. We are currently assessing the guidance provided by FSP FAS 143-1 and reviewing the impact of the new statement. The adoption of FSP FAS 143-1 is not expected to have a significant effect on our consolidated financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding industry prospects or trends; expected level of expense; future results of operations or financial position; changes in gross margin; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; effect of implementing a new information system; and
any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this report. The reader should not place undue reliance on these forward-looking statements. The discussions in the section entitled "Business - Cautionary Factors That May Affect Future Results" in Item 1 in the Company's Annual report on Form 10-K for the year ended December 31, 2004, and in Exhibit 99.1 of this report describe some, but not all, of the factors that could cause these differences.

OVERVIEW

Our goal is to continue to focus on managing the business to achieve profitable operations, while developing and enhancing products to drive revenue and earnings growth. Our challenge continues to be operating in the uncertain economic environment, while positioning Data I/O through new product development to take advantage of market opportunities in our strategic market segments, and with our new ISP business and service operation.

We are continuing our efforts to balance increasing costs and strategic investments in our business with the level of demand and mix of business we expect. We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, in-system programming ("ISP") ImageWriter technology, and automated programming systems for the manufacturing environment, particularly extending the capabilities and support for our FlashCORE architecture and the ProLINE-RoadRunner and PS families. To better support our customers in their geographic areas and time zones, we continue to invest in tools and device support operations in Germany, India, Shanghai, and China.

Our customer focus has been on strategic high volume manufacturers and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts and break into new markets, such as microcontrollers for the automotive market. We are increasing our focus on service and aftermarket opportunities. We finalized the operational set up for our new subsidiaries in China and Brazil. We expanded our China operations to take advantage of the growth of manufacturing in China and have established a service operation in Brazil. We also increased our efforts to recapture the Japanese market and are considering establishing a subsidiary in Japan. We continue our efforts to partner with the semiconductor manufacturers to better serve our mutual customers.

Restructure Actions

For fiscal year 2004, we accrued restructuring charges that totaled $562,000 with a remaining balance of $86,000 at December 31, 2004. The restructuring charges related primarily to severance and a small office closure. These actions were taken to lower production and operating costs to reduce the level of revenue required for our net income breakeven point, particularly in view of our reduced margins during 2004; the continued need to control costs in North America and Europe; and the need to build staff serving China and Eastern Europe. During the first six months of 2005, approximately $75,000 was paid out and an additional $55,000 was accrued in the second quarter for severance related charges. The balance accrued at June 30, 2005 is $66,000 which is expected to be paid out in 2005.

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

Results of Operations
---------------------

Net Sales
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)

                                                 Three Months Ended                              Six Months Ended
                                     -------------------------------------------   ------------------------------------------

                                        June 30,                    June 30,         June 30,                      June 30,
Net sales by product line                 2005         % Change       2004             2005       % Change           2004
-------------------------------------------------------------------------------   -------------------------------------------
Automated programming systems            $4,090         (9.0%)       $4,495          $8,107        (7.3%)           $8,747

Non-automated programming systems        $2,552          6.3%         2,400          $5,272         5.8%            $4,982
                                     ------------------------------------------   -------------------------------------------
Total programming systems                $6,642         (3.7%)       $6,895         $13,379        (2.5%)          $13,729
                                     ==========================================   ===========================================


                                                 Three Months Ended                              Six Months Ended
                                     -------------------------------------------   ------------------------------------------

                                        June 30,                    June 30,         June 30,                      June 30,
Net sales by location                     2005         % Change       2004             2005       % Change           2004
-------------------------------------------------------------------------------   -------------------------------------------
United States                            $1,501           (.5%)      $ 1,509         $ 3,738         28.9%          $ 2,899

    % of total                            22.6%                        21.9%           27.9%                          21.1%

International                            $5,141          (4.5%)      $ 5,386         $ 9,641       (11.0%)          $10,830

    % of total                            77.4%                        78.1%           72.1%                          78.9%

-----------------------------------------------------------------------------------------------------------------------------

Revenues for the second quarter of 2005 decreased approximately 4% from the second quarter of 2004. The revenue decrease relates primarily to the decrease in sales to the wireless handset manufacturers, generally our largest customer segment, reflecting a continued weak capacity demand in this segment. The decrease in demand may also be partially influenced by the industry consolidation, causing a pause in equipment orders. During the second quarter of 2005, we reduced our backlog of orders from $781,000 to $770,000.

Domestic sales in the second quarter of 2005 were approximately the same as compared to the second quarter of 2004 with a slight variance of 0.5%. International sales decreased approximately 4.5% primarily as a result of the decrease in wireless handset segment sales. The U.S. dollar weakened slightly in the second quarter of 2005 compared to the second quarter of 2004, and in particular against the Euro, offsetting the overall decrease in international sales by $58,000.

During the second quarter of 2005, we shipped our first PS 588 product. The PS 588 provides our customers, particularly the automotive and consumer electronics customers, a much higher level of throughput for volume programming than previously available at a lower cost per part. We expect to see growth in automated programming product sales in the upcoming quarters. We also introduced High Performance Socket (HPS) Adapters for our ProLINE-RoadRunner and PS FlashCORE automated programming systems and for our FlashPAK desktop programmer. Data I/O is the exclusive provider of these socket adapters in the programming market and they are particularly valuable to customers that want to reduce their levels of scrap and returned materials as well as improve process efficiency. Like our other socket adapters, these are consumable items which should help grow our profitable aftermarket business. Lastly, we completed the operations transition of the Brazilian programming services operation and expect to record increased future revenues as a result.

The revenue decline for the first six months of 2005 compared to 2004 was primarily related to the continued overall decrease in capacity demand by wireless handset manufacturers as noted earlier, offset by improved sales, especially in the Americas, in the automotive segment.

In 2004, we introduced the PS 588 and PS 288 FlashCORE automated programming systems, ImageWriter, our ISP solution, eDSS tool suite for device support, and a version of our ProLINE-RoadRunner designed for Panasonic CM402 machines. We began shipping Beta units in 2004 of our ImageWriter, and in the second quarter of 2005 began volume shipments including delivering demonstration units to the field. We expect these products to increase our revenues; however, partially offsetting this expected increase is the continued trend of declining sales of certain older non-automated product lines.


Gross Margin

                                       Three Months Ended                          Six Months Ended
                            -----------------------------------------------------------------------------------

 (in thousands)                June 30, 2005          June 30, 2004       June 30, 2005        June 30, 2004
---------------------------------------------------------------------------------------------------------------

Gross Margin                      $3,933                 $3,510              $7,947               $7,223

Percentage of net sales            59.2%                  50.9%               59.4%                52.6%
---------------------------------------------------------------------------------------------------------------

Gross margins increased in both dollars and as a percentage of sales compared to the second quarter of 2004. The overall gross margin increase primarily relates to the product and channel mix including a favorable average selling price variance of approximately $183,000 and a favorable mix volume variance of approximately $147,000. Finally, the restructuring activities in the third quarter of 2004 lowered our labor and overhead costs in our U.S. and Canada operations. We expect the margin percentages for the third quarter to be in line with current quarter's level.

Gross margin for the first six months of 2005 has increased over 2004 due to increased product average selling price and channel mix as well as savings related to the business restructuring.

Research and Development

                                            Three Months Ended                            Six Months Ended
                                --------------------------------------------------------------------------------------

 (in thousands)                    June 30, 2005          June 30, 2004       June 30, 2005           June 30, 2004
 ---------------------------------------------------------------------------------------------------------------------

 Research and development             $1,350                  1,177               $2,687                 $2,381

 Percentage of net sales               20.3%                  17.1%                20.1%                  17.3%
 ---------------------------------------------------------------------------------------------------------------------

Research and development ("R&D") spending for both the second quarter and the six month period of 2005 compared to the second quarter and the six month period of 2004 increased in both dollars and a percentage of sales. This increase in spending primarily relates to our new product initiatives, particularly the ImageWriter, our new in-system programming solution, the new automation solution, and the start of engineering operations in China. During the second quarter of 2005, we began volume shipments of our ImageWriter 200 product and expect to be adding new options and capabilities to the family in the third and fourth quarters of 2005.

Selling, General and Administrative

                                               Three Months Ended                          Six Months Ended
                                     -------------------------------------------------------------------------------------

 (in thousands)                        June 30, 2005          June 30, 2004       June 30, 2005           June 30, 2004
 -------------------------------------------------------------------------------------------------------------------------
 Selling, general & administrative        $2,378                 $2,121               $5,010                 $4,294

 Percentage of net sales                   35.8%                  30.8%                37.4%                  31.3%
 -------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative ("SG&A") expenses increased by $257,000, or 12%, for the second quarter of 2005 compared to the second quarter of 2004. The increase relates primarily to the hiring of additional key personnel and expenses associated with the purchase of the new information system, resulting in a combined increase of approximately $80,000. In addition, we had a reduction of allocated facility costs totaling $70,000, investor relation costs of $30,000 and incentive compensation of $20,000. We also incurred an additional $21,000 in administration costs related to the China operations.

The increase in SG&A expenses for the six month period also relates primarily to the hiring of additional key personnel, reduction of allocated facility costs, Sarbanes-Oxley internal control related costs, and investor relations costs as noted earlier.

Interest

                                           Three Months Ended                            Six Months Ended
                                --------------------------------------------------------------------------------------

 (in thousands)                    June 30, 2005          June 30, 2004       June 30, 2005           June 30, 2004
 ---------------------------------------------------------------------------------------------------------------------
 Interest income                        $20                    $13                 $44                     $48

 Interest expense                       ($9)                   ($6)               ($12)                    ($7)
 ---------------------------------------------------------------------------------------------------------------------

Interest income increased in the second quarter of 2005 compared to the same period in 2004 due to higher yields. For the six month period, interest income decreased due to decreased amounts of funds invested in marketable securities.

Income Taxes

                                              Three Months Ended                            Six Months Ended
                                   -----------------------------------------    -----------------------------------------

 (in thousands)                     June 30, 2005            June 30, 2004       June 30, 2005           June 30, 2004
 ------------------------------------------------------------------------------------------------------------------------
 Income tax expense (benefit)            $105                     $40                 $111                   $102
 ------------------------------------------------------------------------------------------------------------------------

Tax expense for the second quarter of 2005 relates to foreign and state tax obligations. The Company's effective tax rate for the second quarter and for the first six months of 2005 differed from the statutory 34% tax rate primarily due to the tax valuation allowances and domestic net operating loss carryforwards. The tax valuation allowance increased by approximately $50,000 during the quarter ended June 30, 2005 and $46,000 for the first six months of 2005. As of June 30, 2005, the Company has a valuation allowance of $9,853,000.

Financial Condition
-------------------

Liquidity and Capital Resources

                                      June 30,                      March 31,                      Dec. 31,
(in thousands)                          2005          Change          2005          Change          2004
------------------------------------------------------------------------------------------------------------
Working capital                     $9,631            ($658)        $10,289          $39           $10,250
------------------------------------------------------------------------------------------------------------

At June 30, our principal sources of liquidity consisted of existing cash, cash equivalents and marketable securities. Our working capital for the six month period decreased by $619,000 and our current ratio increased from 2.8 at December 31, 2004 to 2.9 at June 30, 2005.

Our cash and cash equivalents decreased by $1.8 million during the first six months of 2005 primarily due to the increase in cash used for operating activities including the funding for the Brazilian operation totaling $1.1 million. The $1.1 million of cash used for operations primarily included a $1.4 million increase in accounts receivable, $214,000 decrease in accounts payable and accrued liabilities, and a $534,000 decrease in deferred revenue partially offset by a $199,000 decrease in inventory, $326,000 of demonstration equipment transferred to cost of goods sold, and $550,000 of depreciation and amortization. The increase in accounts receivable results from increased sales especially late in the quarter.

We used $1.1 million of cash in investing activities during the second quarter of 2005, which primarily relates to the purchase of property, plant and equipment totaling $1.3 million. The capital purchases included approximately $400,000 related to the Brazilian operation and approximately $260,000 related to the purchase of our new information system. During the second quarter, we entered into an agreement to purchase a worldwide information system. As of June 30, 2005, we incurred approximately $260,000 related to the software and maintenance for our new information system and we expect to incur additional hardware, software and implementation costs during the next few quarters. We expect that we will continue to make capital expenditures to support our business and anticipate that present working capital will be sufficient to meet our operating requirements. Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, we require substantial working capital to fund our operations. Over the last few years, we restructured our operations to lower our costs and operating expenditures in geographic regions and to lower the level of revenue required for our net income breakeven point, to preserve our cash position and to focus on profitable operations. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least June 30, 2006. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

Aggregate Contractual Obligations and Commitments
-------------------------------------------------

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

As of June 30, 2005 (in thousands):

   During year                       Purchase                 Operating
  ending June 30,                 obligations                    leases
 ----------------               ----------------          ----------------

      2006                           $1,089                    $1,551
      2007                                -                       820
      2008                                -                       167
      2009                                -                        91
      2010 and thereafter                 -                         -
                                ----------------          ----------------
      Total                          $1,089                    $2,629
                                ================          ================


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In March 2005, the SEC issued SAB 107, "Share-Based Payments," which gives guidance on the application of FAS 123R and extends the required adoption date to January 1, 2006 for Data I/O. The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of Data I/O. See Note 1 for the pro forma impact on net earnings (loss) and earnings
(loss) per share from calculating stock-related compensation costs under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R and under SAB 107 may be different from the calculation of compensation cost under SFAS No. 123. Such potential differences have not yet been quantified. Also, past usage of option plans and stock purchase plans may not reflect our practices in future periods.

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

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections." This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2005, the FASB issued staff position ("FSP") FSP FAS 143-1, "Accounting for Electronic Equipment Waste Obligations Pursuant to a European Union Directive." FSP FAS 143-1 provides guidance related to the costs associated with historical electrical and electronic waste equipment ("WEEE"), based on the European Union Directive. The guidance takes effect the later of the first reporting period ending after June 8, 2005, or, for an applicable EU-member country, upon the adoption of a law that complies with the Directive. We are currently assessing the guidance provided by FSP FAS 143-1 and reviewing the impact of the new statement. The adoption of FSP FAS 143-1 is not expected to have a significant effect on our consolidated financial statements.

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

The table below provides information about our marketable securities, including principal cash flows and the related weighted average interest rates (in thousands):

                                                                           Principal        Estimated Fair
                                  Principal         Estimated Fair        Cash Flows           Value at
                                 Cash Flows            Value at           to June 30,        December 31,
                                 For Q3 2005        June 30, 2005            2005                2004
                               ----------------    ------------------    --------------     ----------------
   Corporate Bonds                     -                   -                  $787               $787

   Taxable Auction Securities        850                 850                   250                250
                                   3.215%                                    2.352%
                               ----------------    ------------------    --------------     ----------------
   Total portfolio value            $850                $850                $1,037             $1,037
                               ================    ==================    ==============     ================


FOREIGN CURRENCY RISK

We have operations in Germany, Canada, China, and Brazil. Therefore, we are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility. Accordingly, our future results could be materially adversely affected by changes in these or other factors.

Our sales and corresponding receivables are substantially in U.S. dollars other than sales made in our subsidiaries in Germany, Canada, and China. Through our operations in Germany, Canada, China, and Brazil, we incur certain product costs; research and development; customer service and support costs; selling, general and administrative expenses in local currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures and on related foreign currency denominated monetary assets and liabilities. We have evaluated our exposure to these risks and believe that our only significant exposure to foreign currencies at the present time is primarily related to Euro-based receivables. We use forward contracts to hedge and thereby minimize the currency risks associated with certain transactions denominated in Euros.

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

At June 30, 2005, we had two forward contracts to sell Euros in exchange for $335,797 with rates ranging from 1.2024 to 1.2501 all scheduled to be due within the next quarter and with a value at maturity of $338,859.

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

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Shareholders held on May 20, 2004, there were present in person or by proxy the holders of 7,765,580 (94%) shares of Common Stock of Data I/O thereby constituting a quorum. The following are the matters approved and the voting results:

     (a) Election of a Board of Directors consisting of the following seven (7) directors:

           Name                        Votes For    Votes Withheld
           ----                        ---------    --------------

           Glen F. Ceiley              7,058,682         706,787
           Daniel A. DiLeo             7,254,239         511,341
           Paul A. Gary                7,425,175         340,405
           Frederick R. Hume           7,423,488         342,092
           Edward D. Lazowska          7,276,638         488,942
           Steven M. Quist             7,123,174         642,406
           William R. Walker           7,270,113         495,467


     (b) The proposal to ratify the selection of Grant Thornton LLP as Data I/O's independent auditors passed as follows: 7,725,366 for; 27,744 against; 12,470 abstain; and 0 broker non-votes.

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

31   Certification - Section 302:
     31.1 Chief Executive Officer Certification                               22
     31.2 Chief Financial Officer Certification                               23

32   Certification - Section 906:
     32.1 Chief Executive Officer Certification                               24
     32.2 Chief Financial Officer Certification                               25

99   Other Exhibits
     99.1 Risk Factors                                                        26

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               DATA I/O CORPORATION
                                                   (REGISTRANT)
DATED:   August 15, 2005


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

Date  August 15, 2005                     /s/ FREDERICK R. HUME

                                          Frederick R. Hume
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)
                                          -----------------------------

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

Date  August 15, 2005                 /s/ JOEL S. HATLEN

                                      Joel S. Hatlen
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)
                                      -----------------------------

                                                                    EXHIBIT 32.1



Certification by Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frederick R. Hume
Frederick R. Hume
Chief Executive Officer
(Principal Executive Officer)
August 15, 2005

                                                                    EXHIBIT 32.2

Certification by Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Joel S. Hatlen
Joel S. Hatlen
Chief Financial Officer
(Principal Financial Officer)
August 15, 2005

                                                                    EXHIBIT 99.1

Cautionary Factors That May Affect Future Results
--------------------------------------------------------------------------------

Data I/O's disclosure and analysis in this Report contain some forward-looking statements. Forward-looking statements include our current expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. In particular, these include statements relating to future action, prospective products, new technologies, establishing foreign operations, future performance or results of current and anticipated products, sales efforts, expenses, outsourcing of functions, outcome of contingencies, impact of regulatory requirements, restructure actions and financial results.

Any or all of the forward-looking statements in this Report or in any other public statement made may turn out to be wrong. They can be affected by inaccurate assumptions we might make, or known or unknown risks and uncertainties can affect these forward-looking statements. Many factors -- for example, product competition and product development -- will be important in determining future results. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Actual future results may materially vary.

We undertake no obligation to publicly update any forward-looking statements after the date of this Report, whether as a result of new information, future events or otherwise. The reader should not place undue reliance on such forward-looking statements. The reader is advised, however, to consult any future disclosures Data I/O makes on related subjects in our 10-Q, 8-K and 10-K reports to the SEC and press releases. Also, note that Data I/O provides the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause Data I/O's actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect Data I/O. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

RISK FACTORS

Delays in development, introduction and shipment of new products may result in a decline in sales.
-----------------

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

Quarterly fluctuations in our operating results may adversely affect our stock price.
------

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

Failure  to  adapt  to  technology   trends  in  our  industry  may  hinder  our
competitiveness and financial results.
--------------------------------------

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

A decline in economic and market conditions may result in decreased capital spending by our customers.
--------------------------

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

We have a history of recent operating losses and may be unable to generate enough revenue to achieve and maintain profitability.
-----------------------------------------------------

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

Our recent restructuring activities may have a negative impact on our future operations.
-----------

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

We may need to raise additional capital and our future access to capital is uncertain.
----------

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

We may face increased competition and may not be able to compete successfully with current and future competitors.
------------------------------------

Technological advances have reduced the barriers of entry into the programming systems market. We expect competition to increase from both established and emerging companies. If we fail to compete successfully against current and future sources of competition, our profitability and financial performance will be adversely impacted.

If our relationship with semiconductor manufacturers deteriorates, our business may be adversely affected.
--------------------------

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

Our reliance on a small number of suppliers may result in a shortage of key components, which may adversely affect our business.
----------------------------------------------------

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

If we are unable to attract and retain qualified third-party distributors, our business may be adversely affected.
-----------------------------------

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

Our international operations may expose us to additional risks that may adversely affect our business.
------------------------------

International sales represented 80% of our net revenue for the fiscal year ended December 31, 2004 and 72% for the six months ended June 30, 2005. We expect that international sales will continue to be a significant portion of our net revenue. International sales may fluctuate due to various factors, including:

o    migration of manufacturing to low cost geographies

o    changes in regulatory requirements

o    tariffs and taxes

o    difficulties in establishing, staffing and managing foreign operations

o longer average payment cycles and difficulty in collecting accounts receivable

o    fluctuations in foreign currency exchange rates

o    compliance with applicable export/import requirements

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

We operate subsidiaries in Germany, China, Canada, and Brazil. Our business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. Currency exchange fluctuations in Canada, China, Brazil and Germany may adversely affect our investment in our subsidiaries.

If we are unable to protect our intellectual property, we may not be able to compete effectively or operate profitably.
------------------------------------------

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

We may pursue business acquisitions that could impair our financial position and profitability.
--------------

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

The loss of key employees may adversely affect our operations.
--------------------------------------------------------------

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

Failure to comply with regulatory requirements may adversely affect our stock price and business.
-------------------

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

Our stock price may be volatile and, as a result, you may lose some or all of your investment.
----------------

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

Failure to successfully implement a new worldwide information system may adversely affect our operations and sales.
------------------------------------------

We have recently acquired and are in the process of implementing a new worldwide information system. Our operations and financial results could be adversely affected if we are unable to implement the system without significant interruptions in accounting systems, order entry, billing, manufacturing and other customer support functions. In addition, the costs associated with the implementation and training could exceed budgeted amounts and adversely affect our profitability and liquidity. System implementation delays could cause difficulties in our complying with the internal controls assessment, reporting and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.