Form 10-Q
period 2005-09-30
DATA I/O CORP
filed 2005-11-14
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Or the transition period from ___________ to
     ______________

Commission File No. 0-10394


                              DATA I/O CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





        Washington                                            91-0864123
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)



10525 Willows Road N.E., Redmond, Washington                       98052
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                 (425) 881-6444
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes [ ]   No [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the last practicable date:

       8,275,421 shares of no par value of the Registrant's Common Stock were issued and outstanding as of November 10, 2005.

                              DATA I/O CORPORATION

                                    FORM 10-Q
                    For the Quarter Ended September 30, 2005

                                      INDEX

                                                                            Page
                                                                            ----
Part I - Financial Information

     Item 1.    Financial Statements (unaudited) ..............................3

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations ..........................10

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk ...16

     Item 4.    Controls and Procedures ......................................17

Part II - Other Information

     Item 1.    Legal Proceedings ............................................17

     Item 2.    Changes in Securities, Use of Proceeds and Issuer
                Purchases of Equity Securities ...............................17

     Item 3.    Defaults Upon Senior Securities ..............................17

     Item 4.    Submission of Matters to a Vote of Security Holders ..........17

     Item 5.    Other Information ............................................17

     Item 6.    Exhibits .....................................................18

Signatures ...................................................................21

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

                                               DATA I/O CORPORATION

                                            CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------
                                                                        Sept. 30,             Dec. 31,
                                                                          2005                  2004
--------------------------------------------------------------------------------------------------------
(in thousands, except share data)                                     (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                           $2,632                $5,534
     Marketable securities                                                1,200                 1,037
     Trade accounts receivable, less allowance for
        doubtful accounts of $203 and $155                                6,588                 4,489

     Inventories                                                          3,852                 4,139
     Other current assets                                                   291                   652
                                                                    --------------        --------------
        TOTAL CURRENT ASSETS                                             14,563                15,851

Property and equipment - net                                              2,321                 1,970
Other assets                                                                 18                    26
                                                                    --------------        --------------
        TOTAL ASSETS                                                    $16,902               $17,847
                                                                    ==============        ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                    $1,260                $1,688
     Accrued compensation                                                   963                   991
     Deferred revenue                                                     1,213                 1,706
     Other accrued liabilities                                            1,088                 1,126
     Accrued costs of business restructuring                                 25                    86
     Income taxes payable                                                    89                     4
                                                                    --------------        --------------
        TOTAL CURRENT LIABILITIES                                         4,638                 5,601

Deferred gain on sale of property                                           485                   776
                                                                    --------------        --------------
        TOTAL LIABILITIES                                                 5,123                 6,377

COMMITMENTS                                                                  --                    --

STOCKHOLDERS' EQUITY:
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                         --                    --
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 8,265,471
           and 8,064,696 shares                                          19,218                19,001
     Accumulated deficit                                                 (7,799)               (8,018)
     Accumulated other comprehensive income                                 360                   487
                                                                    --------------        --------------
        TOTAL STOCKHOLDERS' EQUITY                                       11,779                11,470
                                                                    --------------        --------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $16,902               $17,847
                                                                    ==============        ==============



See accompanying notes to consolidated financial statements.

                                               DATA I/O CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)



                                                          Three Months Ended                 Nine Months Ended
-------------------------------------------------------------------------------------------------------------------
                                                      Sept. 30,       Sept. 30,         Sept. 30,        Sept. 30,
                                                        2005            2004              2005             2004
(in thousands, except per share data)

Net sales                                               $6,587          $7,765          $19,966           $21,495
Cost of goods sold                                       2,831           3,533            8,263            10,040
                                                      -----------     -----------      -----------       -----------
Gross margin                                             3,756           4,232           11,703            11,455

Operating expenses:
     Research and development                            1,218           1,262            3,905             3,642
     Selling, general and administrative                 2,411           2,405            7,421             6,700
     Net provision for business restructuring               17             432               73               502
                                                      -----------     -----------      -----------       -----------
         Total operating expenses                        3,646           4,099           11,399            10,844
                                                      -----------     -----------      -----------       -----------
         Operating  income                                 110             133              304               611

Non-operating income (expense):
     Interest income                                        37              14               81                42
     Interest expense                                       (4)             (6)             (16)              (13)
     Other income (expense)                                 --             (20)              --                 -
     Foreign currency exchange                             (21)            (27)             (44)              (45)
                                                      -----------     -----------      -----------       -----------
         Total non-operating income (expense)               12             (39)              21               (16)
                                                      -----------     -----------      -----------       -----------
        Income before income taxes                         122              94              325               595

Income tax expense  (benefit)                               (5)              1              106               103
                                                      -----------     -----------      -----------       -----------
Net income                                                $127             $93             $219              $492
                                                      ===========     ===========      ===========       ===========
Basic and diluted earnings per share                     $0.02           $0.01            $0.03             $0.06
                                                      ===========     ===========      ===========       ===========
Weighted average basic shares outstanding                8,244           8,046            8,200             8,019
                                                      ===========     ===========      ===========       ===========
Weighted average diluted shares outstanding              8,468           8,384            8,501             8,361
                                                      ===========     ===========      ===========       ===========



See accompanying notes to consolidated financial statements.


                                      DATA I/O CORPORATION

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)



-----------------------------------------------------------------------------------------------------
                                                                        Sept. 30,          Sept. 30,
                                                                           2005              2004
-----------------------------------------------------------------------------------------------------
(in thousands)
OPERATING ACTIVITIES:
    Net income                                                              $219              $492
    Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
       Depreciation and amortization                                         833               506
       Write-off of assets                                                    11                 2
       Equipment transferred to cost of goods sold                           491               629
       Amortization of deferred gain on sale                                (291)             (247)
       Net change in:
         Deferred revenue                                                   (532)              (77)
         Trade accounts receivable                                        (2,289)           (1,386)
         Inventories                                                          96             1,143
         Other current assets                                                339               116
         Accrued costs of business restructuring                             (62)              204
         Accounts payable and accrued liabilities                           (477)             (478)
                                                                        ----------        ----------
    Net cash provided by (used in) operating activities                   (1,662)              904

INVESTING ACTIVITIES:
    Purchases of property and equipment                                   (1,640)           (1,684)
    Purchase of other assets                                                   -               (30)
    Purchases of marketable securities                                    (1,250)             (933)
    Proceeds from sales of marketable securities                           1,092             1,985
                                                                        ----------        ----------
       Net cash provided by (used in) investing activities                (1,798)             (662)

FINANCING ACTIVITIES:
    Sale of common stock                                                     132               154
    Proceeds from exercise of stock options                                   85                24
                                                                        ----------        ----------
       Net cash provided by (used in) financing activities                   217               178
                                                                        ----------        ----------
Increase/(decrease) in cash and cash equivalents                          (3,243)              420

Effects of exchange rate changes on cash                                     341               136
Cash and cash equivalents at beginning of period                           5,534             4,380
                                                                        ----------        ----------
Cash and cash equivalents at end of period                                $2,632            $4,936
                                                                        ==========        ==========



See accompanying notes to consolidated financial statements.

                              DATA I/O CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of September 30, 2005 and September 30, 2004, according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2004.

During the third quarter, Data I/O changed its method of accounting for revenue recognition in accordance with the provisions of SAB 104 which allows revenue recognition for sales with multiple deliverables to be separated and the revenue recognized upon shipment for those products delivered, which previously had been recognized upon installation. The revenue recognition for the undelivered installation service remains deferred.

We made this change after we determined that our automated products have reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and each of the multiple deliverables has an established fair market value. This change benefits Data I/O by reducing late quarter end expedite fees, premium travel costs and labor charges for installation personnel. It also benefits the customer relationship by reducing installation schedule conflicts. The table below reflects the effect of this change in accounting method.

Two transactions were impacted by this change for the periods presented. A delivery in the second quarter of 2004 that was not installed until the third quarter of 2004 resulted in a change in the pro forma third quarter 2004 results, but had no impact on the nine-month period ending September 30, 2004. A delivery in the third quarter of 2005 that was not installed until the fourth quarter of 2005 resulted in the change to the third quarter and nine-month period ending September 30, 2005 results. The effect of the change is as follows:



(in thousands, except per share amounts)

                                                          Operating     Net     Earnings Per
                                                           Income      Income       Share
                                                        ---------------------------------------
Quarter ending Sept. 30, 2004 before change in              $133         $93         $0.01
accounting method

Quarter ending Sept. 30, 2004 after change in
accounting method                                             $2        ($38)           --

Nine months ending Sept. 30, 2004 before change in
accounting method                                           $611        $492         $0.06

Nine months ending Sept. 30, 2004 after change in
accounting method                                           $611        $492         $0.06


Quarter ending Sept. 30, 2005 before change in
accounting method                                           ($23)        ($6)           --

Quarter ending Sept. 30, 2005 after change in
accounting method                                           $110        $127         $0.02

Nine months ending Sept. 30, 2005 before change in
accounting method                                           $171         $86         $0.01

Nine months ending Sept. 30, 2005 after change in
accounting method                                           $304        $219         $0.03

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

Data I/O's pro forma information follows (in thousands, except per share data):


                                                                       Three Months Ended            Nine Months Ended
                                                                  Sept. 30,         Sept. 30,    Sept. 30,        Sept. 30,
                                                                    2005             2004          2005             2004
                                                                 ----------       ----------     ----------      ----------
Net income - as reported                                            $127              $93           $219            $492

Deduct:  Total stock-based employee compensation expense
determined under fair value based method for awards granted,
modified, or settled, net of related tax effects                    (109)            (105)          (291)           (268)
                                                                 ----------       ----------     ----------      ----------
Net income (loss) - pro forma                                        $18             ($12)          ($72)           $224
                                                                 ==========       ==========     ==========      ==========
Basic and diluted income per share - as reported                   $0.02            $0.01          $0.03           $0.06
Basic income (loss) per share - pro forma                          $0.00            $0.00         ($0.01)          $0.03
Diluted earnings (loss) per share - pro forma                      $0.00            $0.00         ($0.01)          $0.03


NOTE 2 - RECLASSIFICATIONS

Certain prior period balances have been reclassified to conform to the presentation used in the current period.


NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

                                             Sept. 30,            Dec. 31,
                                               2005                 2004
                                            -----------         -----------
       Raw material                            $2,110               $2,381
       Work-in-process                            910                  899
       Finished goods                             832                  859
                                            -----------         -----------
                                               $3,852               $4,139
                                            ===========         ===========

We continued to reduce the overall level of inventory based upon the level of sales we have been experiencing and are forecasting. During the quarter we did not significantly change the net carrying values of our inventory.


NOTE 4 - PROPERTY AND EQUIPMENT - NET

Property and equipment - net consisted of the following components (in thousands):

                                             Sept. 30,            Dec. 31,
                                               2005                 2004
                                            -----------         -----------
       Leasehold improvements                    $343                $291
       Equipment                               10,368              10,065
                                            -----------         -----------
                                               10,711              10,356
       Less accumulated depreciation            8,390               8,386
                                            -----------         -----------
                                               $2,321              $1,970
                                            ===========         ===========

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

During the first nine months of 2005, approximately $133,000 was paid out and an additional $72,000 was accrued ($17,000 in the third quarter and $55,000 in the second quarter) for severance related charges. The balance accrued at September 30, 2005 is $25,000 which is expected to be paid out in 2005.


NOTE 6 - OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

                                             Sept. 30,            Dec. 31,
                                               2005                 2004
                                            -----------         -----------
     Product warranty liability                 $469                 $494
     Sales return reserve                        180                  250
     Other                                       439                  382
                                            -----------         -----------
                                              $1,088               $1,126
                                            ===========         ============


The changes in Data I/O's product warranty liability are as follows (in thousands):

                                                          Sept. 30,
                                                            2005
                                                         ----------
        Liability, beginning balance                        $494
        Net expenses                                         572
        Warranty claims                                     (572)
        Accrual revisions                                    (25)
                                                         ----------
        Liability, ending balance                           $469
                                                         ==========


NOTE 7 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                                      Three Months Ended            Nine Months Ended
                                                                           Sept. 30,                    Sept. 30,
                                                                   ----------------------       ----------------------
                                                                      2005        2004             2005        2004
                                                                   ----------  ----------       ----------  ----------
Numerator for basic and diluted earnings per share:
       Net income                                                     $127          $93             $219         $492
                                                                   ----------  ----------       ----------  ----------

Denominator:
        Denominator for basic earnings per share -
         weighted-average shares                                     8,244        8,046            8,200        8,019
        Employee stock options                                         224          338              301          342
                                                                   ----------  ----------       ----------  ----------
         Denominator for diluted earnings per share -
                  Adjusted weighted-average shares and
                  assumed conversions of stock options               8,468        8,384            8,501        8,361
                                                                   ----------  ----------       ----------  ----------
Basic and diluted earnings per share
         Total basic and diluted earnings per share                  $0.02        $0.01            $0.03        $0.06
                                                                   ==========  ==========       =========== ===========

At September 30, 2005 and 2004 there were 1,317,855 and 1,462,711 shares, respectively, of outstanding options potentially issueable as common stock.

NOTE 8 - ACCOUNTING FOR INCOME TAXES

Tax benefit for the third quarter of 2005 relates to a reduction in the current year's foreign tax obligations. Tax expense for the first nine months of 2005 relates to foreign and state tax obligations. The Company's effective tax rate for the third quarter and for the first nine months of 2005 differed from the statutory 34% tax rate primarily due to the tax valuation allowances and domestic net operating loss carryforwards. The tax valuation allowance decreased by approximately $71,000 during the quarter ended September 30, 2005 and $26,000 for the first nine months of 2005. As of September 30, 2005, the Company has a valuation allowance of $9,782,000.

NOTE 9 - COMPREHENSIVE INCOME

Total comprehensive income (loss) was comprised of the following (in thousands):

                                                        Three Months Ended            Nine Months Ended
                                                             Sept. 30,                    Sept. 30,
                                                     ----------------------       ----------------------
                                                        2005        2004             2005        2004
                                                     ----------  ----------       ----------  ----------
   Net income                                           $127         $93             $219        $492
   Foreign currency translation gain/(loss)               49          94             (132)          5
   Unrealized gain on marketable securities                -           -                5           -
                                                     ----------  ----------       ----------  ----------
   Total comprehensive income/(loss)                    $176        $187              $92        $497
                                                     ==========  ==========       =========== ===========


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

We utilize forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by us are fair value hedges. Generally, these contracts have maturities less than one year and require us to exchange foreign currencies for U.S. dollars at maturity. The change in fair value of the open hedge contracts as of September 30, 2005 is an unrealized gain of $2,453 and is included in accounts payable on the balance sheet.

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

In March 2005 and October 2005, the Securities and Exchange Commission announced that the compliance date for non-accelerated filers and foreign private issuers pursuant to Section 404 of the Sarbanes-Oxley Act has been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the requirements for the assessment and the reporting on internal control over financial reporting for its first fiscal year ending on or after July 15, 2007. Data I/O expects that it will continue to be a non-accelerated filer and that it will, therefore, be required to comply with Section 404 of the Sarbanes-Oxley Act as of December 31, 2007.

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

In June 2005, the FASB issued staff position ("FSP") FSP FAS 143-1, "Accounting for Electronic Equipment Waste Obligations Pursuant to a European Union Directive." FSP FAS 143-1 provides guidance related to the costs associated with historical electrical and electronic waste equipment ("WEEE"), based on the European Union Directive. The guidance takes effect the later of the first reporting period ending after June 8, 2005, or, for an applicable EU-member country, upon the adoption of a law that complies with the Directive. The adoption of FSP FAS 143-1 has not had a significant effect on our consolidated financial statements.


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

OVERVIEW

Our goal is to continue to focus on managing the business to achieve profitable operations, while developing and enhancing products to drive revenue and earnings growth. Our challenge continues to be operating in the uncertain economic environment, while positioning Data I/O through new product development to take advantage of market opportunities in our strategic market segments, and with our new programming technology, in-system programming ("ISP") ImageWriter, business and service operation.

We are continuing our efforts to balance increasing costs and strategic investments in our business with the level of demand and mix of business we expect. We are focusing our research and development efforts in our strategic growth markets, namely the ISP technology, and automated programming systems for the manufacturing environment, particularly extending the capabilities and support for our FlashCORE architecture and the ProLINE-RoadRunner and PS families. To better support our customers in their geographic areas and time zones, we continue to invest in tools and device support operations in Germany, India and China.

Our customer focus has been on strategic high volume manufacturers and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts and break into new markets, such as microcontrollers for the automotive market. We are increasing our focus on service and aftermarket opportunities. We continue to expand our China operations to take advantage of the growth of manufacturing in China. We are also increasing our global sales efforts related to the Japanese market, an important influence for sales in China and the rest of Asia. We continue our efforts to partner with the semiconductor manufacturers to better serve our mutual customers.

RESTRUCTURE ACTIONS

For fiscal year 2004, we accrued restructuring charges that totaled $562,000 with a remaining balance of $86,000 at December 31, 2004. The restructuring charges related primarily to severance and a small office closure. These actions were taken to lower production and operating costs to reduce the level of revenue required for our net income breakeven point, particularly in view of our reduced margins during 2004; the continued need to control costs in North America and Europe; and the need to build staff serving China and Eastern Europe. During the first nine months of 2005, approximately $133,000 was paid out and an additional $72,000 was accrued ($17,000 in the third quarter and $55,000 in the second quarter) for severance related charges. The balance accrued at September 30, 2005 is $25,000 which is expected to be paid out in 2005.

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, Data I/O evaluates our estimates, including those related to sales returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring charges, contingencies such as litigation, and contract terms that have multiple elements and other complexities typical in the capital equipment industry. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We  believe  the  following  critical   accounting   policies  affect  the  more
significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition: Sales of our semiconductor programming equipment products requiring installation by us that is other than perfunctory were previously recorded when installation was complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. Installation that is considered perfunctory includes any installation that can be performed by other parties, such as distributors, other vendors, or in most cases customers themselves. This takes into account the complexity, skill, and training needed as well as customer expectations regarding installation. The revenue related to these products is recognized at the time of shipment. We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period, which is typically one year. We establish a reserve for sales returns based on historical trends in product returns and estimates for new items. If the actual future returns differ from historical levels, our revenue could be adversely affected. Beginning in the third quarter of 2005, Data I/O changed its method of recognizing revenue for products requiring installation by us from the completion of installation to the time of shipment. This change in method of accounting for revenue recognition is in accordance with the provisions of SAB 104 which allows revenue recognition for sales with multiple deliverables to be separated and the revenue recognized upon shipment for those products delivered, which previously had been recognized upon installation. The revenue recognition for the undelivered installation service remains deferred.

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

Results of Operations

NET SALES
-----------------------------------------------------------------------------------------------------------------------
(in thousands)


                                               Three Months Ended                              Nine Months Ended
                                    ------------------------------------------   --------------------------------------
                                       Sept. 30,                   Sept. 30,     Sept. 30,                     Sept. 30,
Net sales by product line                2005        % Change         2004          2005       % Change          2004
------------------------------------------------------------------------------   --------------------------------------
Automated programming systems           $3,528       (30.4%)         $5,071       $11,635        (15.8%)        $13,819
Non-automated programming systems       $3,059        13.5%          $2,694        $8,331          8.5%          $7,676
                                    ------------------------------------------   --------------------------------------
Total programming systems               $6,587       (15.2%)         $7,765       $19,966         (7.1%)        $21,495
                                    ==========================================   ======================================



                                               Three Months Ended                              Nine Months Ended
                                    ------------------------------------------   --------------------------------------
                                       Sept. 30,                   Sept. 30,     Sept. 30,                     Sept. 30,
Net sales by location                    2005        % Change         2004          2005       % Change          2004
------------------------------------------------------------------------------   --------------------------------------
United States                          $1,110         (25.0%)       $1,480         $4,848         10.7%        $4,378

   % of total                            16.9%                        19.1%          24.3%                       20.4%

International                          $5,477         (12.9%)       $6,285        $15,118        (11.7%)      $17,117

   % of total                            83.1%                        80.9%          75.7%                       79.6%
-------------------------------------------------------------------------------------------------------------------------------


Revenues for the third quarter of 2005 decreased approximately 15% from the third quarter of 2004. The revenue decrease relates primarily to the decrease in sales to the wireless handset manufacturers, generally our largest customer segment. The third quarter of 2004 reflected a strong demand for automation capacity in the wireless segment, which largely went away in the fourth quarter of 2004 and continued to be relatively weak for shipments through the third quarter of 2005. The decrease in demand may also be partially influenced by the industry consolidation, causing a pause in equipment orders. Overall, orders were $7.8 million during the third quarter of 2005, which was similar to the third quarter of 2004. However, this was a significant improvement over the order levels for the prior three quarters. During the third quarter of 2005, we increased our backlog of orders from $770,000 to $1,980,000. We saw an increase in the demand from the wireless customer group during the third quarter of 2005, but it related primarily to non automated and aftermarket products rather than automation products. We saw an upturn in our business from programming centers late in the quarter, which accounts for a large part of the backlog increase. Finally, we made our first strategic sale of an automated programming system to a semiconductor manufacturer for factory programming.

Domestic sales in the third quarter of 2005 declined compared to the third quarter of 2004 by 25%. This was offset in full by higher sales in the rest of the Americas and the Brazilian programming services operation. International sales decreased approximately 12.9% primarily due to weaker automation sales in Asia, and Japan in particular. The U.S. dollar strengthened slightly in the third quarter of 2005 compared to the third quarter of 2004, and in particular against the Euro, with the effect of increasing the overall decrease in international sales by $48,678. Overall, international sales were 83% of revenues for the quarter.

The revenue decline for the first nine months of 2005 compared to 2004 was primarily related to the continued overall decrease in capacity demand by wireless handset manufacturers as noted earlier, offset by improved sales, in the automotive customer group.

In 2004, we introduced the PS 588 and PS 288 FlashCORE automated programming systems, ImageWriter, our ISP solution, eDSS tool suite for device support, and a version of our ProLINE-RoadRunner designed for Panasonic CM402 machines. We began shipping Beta units of our ImageWriter 200 in 2004, began regular shipments of the ImageWriter 200 in the second quarter of 2005, and in September introduced the ImageWriter 300. We expect these products to increase our revenues; however, partially offsetting this expected increase is the continued trend of declining sales of certain older non-automated product lines.


GROSS MARGIN
                                        Three Months Ended                          Nine Months Ended
                               -------------------------------------------------------------------------

 (in thousands)                Sept. 30, 2005      Sept. 30, 2004      Sept. 30, 2005    Sept. 30, 2004
--------------------------------------------------------------------------------------------------------
Gross Margin                       $3,756              $4,232              $11,703           $11,455

Percentage of net sales              57.0%               54.5%                58.6%             53.3%
--------------------------------------------------------------------------------------------------------

Gross margins decreased in dollars due to the lower sales volume but increased as a percentage of sales compared to the third quarter of 2004. The overall gross margin percentage increase relates to the product and channel mix as well as a favorable average selling price variance of approximately $220,000 and favorable inventory related variances of approximately $200,000. Finally, the restructuring activities in the third quarter of 2004 lowered our labor and overhead costs in our U.S. and Canada operations. We expect the margin percentages for the fourth quarter to be in line with the current quarter's level.

Gross margin as a percentage of sales for the first nine months of 2005 has increased over 2004 due to increased product average selling price and channel mix as well as favorable inventory variances and savings related to the business restructuring.

RESEARCH AND DEVELOPMENT

                                        Three Months Ended                          Nine Months Ended
                               -------------------------------------------------------------------------

 (in thousands)                Sept. 30, 2005      Sept. 30, 2004      Sept. 30, 2005    Sept. 30, 2004
--------------------------------------------------------------------------------------------------------
 Research and development        $1,218                 $1,262              $3,905            $3,642

 Percentage of net sales           18.5%                  16.3%               19.6%             16.9%
 -------------------------------------------------------------------------------------------------------

Research and development ("R&D") spending for the third quarter of 2005 compared to the third quarter of 2004 decreased in dollars due to lower personnel costs relating to open positions and less R&D materials, but increased as a percentage of sales due to the lower sales volume. During the third quarter of 2005, we introduced our new ImageWriter 300 product. We expect R&D spending to increase as we fill open positions. Our R&D spending also fluctuates based on the number and the development stage of projects.

The increase in R&D expenses for the first nine months of 2005 compared to the same period in 2004 relates to our new product initiatives, particularly the ImageWriter, our new in-system programming solution, the new automation solution, and the start of engineering operations in China.

SELLING, GENERAL AND ADMINISTRATIVE

                                              Three Months Ended                     Nine Months Ended
                               --------------------------------------------------------------------------------

 (in thousands)                      Sept. 30, 2005      Sept. 30, 2004      Sept. 30, 2005    Sept. 30, 2004
 --------------------------------------------------------------------------------------------------------------
 Selling, general & administrative        $2,411              $2,405              $7,421          $6,700

 Percentage of net sales                    36.6%               31.0%               37.2%           31.2%
 --------------------------------------------------------------------------------------------------------------

Selling, general and administrative ("SG&A") expenses were approximately the same for the third quarter of 2005 compared to the third quarter of 2004. A few significant expense changes include reduced USA selling expenses of $133,000, which offset increased expenses associated with the new information system of $95,000 and a custom duties settlement cost of $35,000.

The increase in SG&A expenses for the first nine months of 2005 compared to the same period in 2004 relates to additional marketing personnel and launch costs of $257,000, expenses associated with the new information system of $113,000, additional accounting personnel and auditor costs of $178,000, Sarbanes-Oxley internal control related costs of $52,000, additional China administration costs of $52,000, a reduction of allocated out facility costs of $52,000, and additional investor relations costs of $50,000.

INTEREST
                                              Three Months Ended                     Nine Months Ended
                               --------------------------------------------------------------------------------

 (in thousands)                      Sept. 30, 2005      Sept. 30, 2004      Sept. 30, 2005    Sept. 30, 2004
 --------------------------------------------------------------------------------------------------------------
 Interest income                      $37                     $14                 $81                $42

 Interest expense                     ($4)                    ($6)               ($16)              ($13)
 --------------------------------------------------------------------------------------------------------------

Interest income increased in the third quarter of 2005 and nine month period compared to the same periods in 2004 due to higher yields.

INCOME TAXES
                                              Three Months Ended                     Nine Months Ended
                               --------------------------------------------------------------------------------

 (in thousands)                      Sept. 30, 2005      Sept. 30, 2004      Sept. 30, 2005    Sept. 30, 2004
 --------------------------------------------------------------------------------------------------------------
 Income tax expense (benefit)             ($5)                 $1                  $106             $103
 --------------------------------------------------------------------------------------------------------------

Tax benefit for the third quarter of 2005 relates to a reduction in the current year's foreign tax obligations. Tax expense for the first nine months of 2005 relates to foreign and state tax obligations. The Company's effective tax rate for the third quarter and for the first nine months of 2005 differed from the statutory 34% tax rate primarily due to the tax valuation allowances and domestic net operating loss carryforwards. The tax valuation allowance decreased by approximately $71,000 during the quarter ended September 30, 2005 and $26,000 for the first nine months of 2005. As of September 30, 2005, the Company has a valuation allowance of $9,782,000.


Financial Condition
-------------------

LIQUIDITY AND CAPITAL RESOURCES
                                          Sept. 30,                  June 30,               Dec. 31,
(in thousands)                               2005         Change       2005      Change       2004
----------------------------------------------------------------------------------------------------
Working capital                             $9,925         $294       $9,631     ($619)      $10,250
----------------------------------------------------------------------------------------------------


At September 30, our principal sources of liquidity consisted of existing cash, cash equivalents and marketable securities. Our working capital for the nine month period decreased by $325,000 and our current ratio increased from 2.8 at December 31, 2004 to 3.1 at September 30, 2005.

Our cash and cash equivalents decreased by $2.9 million during the first nine months of 2005 primarily due to the increase in cash used for operating activities including the funding for the Brazilian operation totaling $1.7 million. The $1.7 million of cash used for operations primarily included a $2.3 million increase in accounts receivable, $477,000 decrease in accounts payable and accrued liabilities, and a $532,000 decrease in deferred revenue partially offset by a $96,000 decrease in inventory, $491,000 of demonstration equipment transferred to cost of goods sold, and $833,000 of depreciation and amortization. The increase in accounts receivable results from increased sales especially late in the quarter and the longer collection times we are experiencing with increased international sales, especially in China.

We used $1.8 million of cash in investing activities during the third quarter of 2005, which primarily relates to the purchase of property, plant and equipment totaling $1.6 million. The capital purchases included approximately $515,000 related to the Brazilian operation and approximately $306,000 related to the purchase of our new information system. During the second quarter, we entered into an agreement to purchase a worldwide information system. As of September 30, 2005, we incurred approximately $306,000 related to the software and maintenance for our new information system and we expect to incur additional hardware, software and implementation costs during the next few quarters. We expect that we will continue to make capital expenditures to support our business and anticipate that present working capital will be sufficient to meet our operating requirements. Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, we require substantial working capital to fund our operations. Over the last few years, we restructured our operations to lower our costs and operating expenditures in certain geographic regions and to lower the level of revenue required for our net income breakeven point, to preserve our cash position and to focus on profitable operations. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least September 30, 2006. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.


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

As of September 30, 2005 (in thousands):

         During year                      Purchase                Operating
       Ending Sept. 30,                  obligations               leases
       ---------------------------     ---------------           ------------
       2006                                  $1,146                  $1,577
       2007                                     202                     581
       2008                                       -                     165
       2009                                       -                      54
       2010 and thereafter                        -                       -
                                       ---------------           ------------
       Total                                 $1,348                  $2,377
                                       ================          ============


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

In March 2005 and October 2005, the Securities and Exchange Commission announced that the compliance date for non-accelerated filers and foreign private issuers pursuant to Section 404 of the Sarbanes-Oxley Act has been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the requirements for the assessment and the reporting on internal control over financial reporting for its first fiscal year ending on or after July 15, 2007. Data I/O expects that it will continue to be a non-accelerated filer and that it will, therefore, be required to comply with Section 404 of the Sarbanes-Oxley Act as of December 31, 2006.

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

In June 2005, the FASB issued staff position ("FSP") FSP FAS 143-1, "Accounting for Electronic Equipment Waste Obligations Pursuant to a European Union Directive." FSP FAS 143-1 provides guidance related to the costs associated with historical electrical and electronic waste equipment ("WEEE"), based on the European Union Directive. The guidance takes effect the later of the first reporting period ending after June 8, 2005, or, for an applicable EU-member country, upon the adoption of a law that complies with the Directive. The adoption of FSP FAS 143-1 has not had a significant effect on our consolidated financial statements.

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

The table below provides information about our marketable securities, including principal cash flows and the related weighted average interest rates (in thousands):

                                                                                   Principal        Estimated Fair
                                          Principal         Estimated Fair        Cash Flows           Value at
                                         Cash Flows            Value at          to Sept. 30,        December 31,
                                         For Q4 2005        Sept. 30, 2005           2005                2004
                                        -------------      ----------------      -------------     ----------------
   Corporate Bonds                             --                   --                $787               $787

   Taxable Auction Securities               1,200                1,200                 250                250
                                            3.783%                                   2.352%
                                        -------------      ----------------      -------------     ----------------
   Total portfolio value                   $1,200               $1,200              $1,037             $1,037
                                       ==============      ================      =============     ================


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

At September 30, 2005, we had two forward contracts to sell Euros in exchange for $936,495 with rates ranging from 1.2008 to 1.2170 all scheduled to be due within the next quarter and with a value at maturity of $934,042.

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

     31   Certification - Section 302:

          31.1 Chief Executive Officer Certification .........................22

          31.2 Chief Financial Officer Certification .........................23

     32   Certification - Section 906:

          32.1 Chief Executive Officer Certification .........................24

          32.2 Chief Financial Officer Certification .........................25

     99   Other Exhibits

          99.1 Risk Factors ..................................................26

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              DATA I/O CORPORATION
                                                  (REGISTRANT)
DATED:   November 10, 2005


                                            By: //S//Joel S. Hatlen
                                                ------------------------
                                                   Joel S. Hatlen
                                              Vice President - Finance
                                               Chief Financial Officer
                                               Secretary and Treasurer
                                         (Principal Financial Officer and
                                              Duly Authorized Officer)




                                            By://S//Frederick R. Hume
                                                ------------------------
                                                  Frederick R. Hume
                                                      President
                                                Chief Executive Officer
                                           (Principal Executive Officer and
                                                 Duly Authorized Officer)

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

Date  November 10, 2005                    /s/ FREDERICK R. HUME
                                           -------------------------------------
                                           Frederick R. Hume
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)
                                           -------------------------------------

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

Date  November 10, 2005                    /s/ JOEL S. HATLEN
                                           -------------------------------------
                                           Joel S. Hatlen
                                           Vice President and Chief Financial
                                              Officer
                                           Principal Financial Officer)
                                           -------------------------------------

Exhibit 32.1

Certification by Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Frederick R. Hume
----------------------------
Frederick R. Hume
Chief Executive Officer
(Principal Executive Officer)
November 10, 2005

Exhibit 32.2
Certification by Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the quarterly Report of Data I/O Corporation (the "Company") on Form 10-Q for the period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Joel S. Hatlen
------------------------------
Joel S. Hatlen
Chief Financial Officer
(Principal Financial Officer)
November 10, 2005

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

RISK FACTORS

Delays in development, introduction and shipment of new products may result in a decline in sales.
--------------------------------------------------------------------------------

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


Quarterly fluctuations in our operating results may adversely affect our stock price.
--------------------------------------------------------------------------------

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


Failure  to  adapt  to  technology   trends  in  our  industry  may  hinder  our
competitiveness and financial results.
--------------------------------------------------------------------------------

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


A decline in economic and market conditions may result in decreased capital spending by our customers.
--------------------------------------------------------------------------------

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


We have a history of recent operating losses and may be unable to generate enough revenue to achieve and maintain profitability.
--------------------------------------------------------------------------------

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

Our recent restructuring activities may have a negative impact on our future operations.
--------------------------------------------------------------------------------

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


We may need to raise additional capital and our future access to capital is uncertain.
--------------------------------------------------------------------------------

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


We may face increased competition and may not be able to compete successfully with current and future competitors.
--------------------------------------------------------------------------------

Technological advances have reduced the barriers of entry into the programming systems market. We expect competition to increase from both established and emerging companies. If we fail to compete successfully against current and future sources of competition, our profitability and financial performance will be adversely impacted.


If our relationship with semiconductor manufacturers deteriorates, our business may be adversely affected.
--------------------------------------------------------------------------------

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


Our reliance on a small number of suppliers may result in a shortage of key components, which may adversely affect our business.
--------------------------------------------------------------------------------

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


If we are unable to attract and retain qualified third-party distributors, our business may be adversely affected.
--------------------------------------------------------------------------------

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


Our international operations may expose us to additional risks that may adversely affect our business.
--------------------------------------------------------------------------------

International sales represented 80% of our net revenue for the fiscal year ended December 31, 2004 and 76% for the nine months ended September 30, 2005. We expect that international sales will continue to be a significant portion of our net revenue. International sales may fluctuate due to various factors, including:

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

o    fluctuations in foreign currency exchange rates

o    compliance with applicable export/import requirements

o    product safety and other certification requirements

o    difficulties in integrating foreign and outsourced operations

o    political and economic instability

The European Community and European Free Trade Association ("EU") has established certain electronic emission and product safety requirements ("CE"). Although our products currently meet these requirements, failure to obtain either a CE certification or a waiver for any product may prevent us from marketing that product in Europe. The EU also has directives concerning the Reduction of Hazardous Substances ("RoHS") which becomes effective later in 2006 (China has recently established a similar requirement). Failure to meet directives may prevent us from marketing certain products in Europe or other territories with similar requirements.

We operate subsidiaries in Germany, China, Canada, and Brazil. Our business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. Currency exchange fluctuations in Canada, China, Brazil and Germany may adversely affect our investment in our subsidiaries.


If we are unable to protect our intellectual property, we may not be able to compete effectively or operate profitably.
--------------------------------------------------------------------------------

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


We may pursue business acquisitions that could impair our financial position and profitability.
--------------------------------------------------------------------------------

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


The loss of key employees may adversely affect our operations.
--------------------------------------------------------------------------------

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


Failure to comply with regulatory requirements may adversely affect our stock price and business.
--------------------------------------------------------------------------------

We are subject to numerous governmental and stock exchange requirements as a public company, which we believe we are in compliance with. The Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission (SEC) and the Public Company Oversight Accounting Board (PCOAB) have requirements that we may fail to meet by required deadlines or we may fall out of compliance with, such as the internal controls assessment, reporting and auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002 for which we are relying on not being an accelerated filer. We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. The compliance date for non-accelerated filers has been extended to the first fiscal year ending on or after July 15, 2007. Data I/O assumes it will continue to have the status of a non-accelerated filer based on the aggregate market value of the voting and non-voting shares held as of June 30, 2005. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. Our failure to meet regulatory requirements and exchange listing standards may result in actions such as the delisting of our stock impacting our stock's liquidity; SEC enforcement actions; and securities claims and litigation.

Our stock price may be volatile and, as a result, you may lose some or all of your investment.
--------------------------------------------------------------------------------

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


Failure to successfully implement a new worldwide information system may adversely affect our operations and sales.
--------------------------------------------------------------------------------

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