Form 10-K
period 2005-12-31
DATA I/O CORP
filed 2006-03-31
CIK 351998

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period from ___________ to _____________

                           Commission File No. 0-10394

                              DATA I/O CORPORATION
             (Exact name of registrant as specified in its charter)


        Washington                                        91-0864123
-----------------------------                   -------------------------------
(State or other Incorporation)                  Employer Identification Number)


                    P.O. Box 97046, 10525 Willows Road N.E.,
                         Redmond, Washington, 98073-9746
                                 (425) 881-6444
--------------------------------------------------------------------------------
        (Address, including zip code, of registrant's principle executive offices and telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:
--------------------------------------------------------------------------------
                                      NONE

           Securities registered pursuant to Section 12(g) of the Act:
--------------------------------------------------------------------------------
                           Common Stock (No Par Value)
                  Series A Junior Participating Preferred Stock


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ]   No [X]

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____ Accelerated filer  ___   Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   Yes [ ] No [X]

      Aggregate market value of voting and non-voting Common Stock held by non-affiliates of the registrant as of June 30, 2005

                                   $20,342,406

8,410,961 shares of Common Stock, no par value, outstanding as of March 27, 2006

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement relating to its May 24, 2006 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

                              DATA I/O CORPORATION

                                    FORM 10-K
                   For the Fiscal Year Ended December 31, 2005

                                      INDEX

Part I                                                                    Page
                                                                          ----

     Item 1.    Business ....................................................3

     Item 1A.   Risk Factors ...............................................10

     Item 1B.   Unresolved Staff Comments ..................................15

     Item 2.    Properties .................................................15

     Item 3.    Legal Proceedings ..........................................15

     Item 4.    Submission of Matters to a Vote of Security Holders ........15


Part II

     Item 5.    Market for Registrant's Common Equity, Related
                Stockholder Matters and Issuer Purchases of Equity
                Securities .................................................16

     Item 6.    Selected Financial Data ....................................17

     Item 7.    Management's Discussion and Analysis of Financial
                Condition  and Results of Operations .......................18

     Item 7A.   Quantitative and Qualitative Disclosures About
                Market Risk ................................................25

     Item 8.    Financial Statements and Supplementary Data ................25

     Item 9.    Changes in and Disagreements with Accountants on
                Accounting  and Financial Disclosure .......................45

     Item 9A.   Controls and Procedures ....................................45

     Item 9B.   Other Information ..........................................45

Part III

     Item 10.   Directors and Executive Officers of the Registrant .........45

     Item 11.   Executive Compensation .....................................46

     Item 12.   Security Ownership of Certain Beneficial Owners and
                Management  and Related Stockholder Matters ................46

     Item 13.   Certain Relationships and Related Transactions .............46

     Item 14.   Principal Accounting Fees and Services .....................46

Part IV

     Item 15.   Exhibits, Financial Statement Schedules ....................47


Signatures .................................................................51

                                     PART I


ITEM 1.  BUSINESS
-----------------

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

GENERAL

Data I/O Corporation ("Data I/O") designs, manufactures, and sells programming systems used by designers and manufacturers of electronic products. Our programming system products are used to program integrated circuits ("ICs" or "devices" or "semiconductors") so that the ICs will function as desired in the customer's electronic product. They are an important tool for the electronics industry experiencing growing use of programmable ICs. Data I/O markets and distributes our programming systems worldwide, and is the global leader in this market. Data I/O incorporated in the State of Washington in 1969.

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

Connected Strategy. There are many providers of device programming tools on the market today. However, experienced design, test and manufacturing engineering teams need a comprehensive approach to process management that will assure the integrity of the product data files from design through manufacturing, assuring that the production line builds the product in the most cost-effective way, precisely as designed. Data I/O solutions provide a consistent device programming methodology from design through prototype and new product introduction and finally in the high volume manufacturing phase. We call this approach the `Connected Strategy'. Data I/O's Connected Strategy leverages network capable products to easily move the customer's intellectual property securely up and down the supply chain.

Business Restructuring. During 2005, we took restructuring related charges of $96,000 primarily related to severance and completing actions that had been started in the second half of 2004. This aligned management operations with the changes made in 2004 to control costs in North America and Europe and the need to build staff serving China and Eastern Europe.


INDUSTRY BACKGROUND

Data I/O enables companies to improve productivity and reduce costs by providing device programming solutions that enable our customers to take intellectual property (design and data files) and program it into memory, microcontroller and logic devices. Companies that design and manufacture electronic products that utilize programmable devices purchase these solutions from us. These companies, our primary customers, design and manufacture a broad range of electronic products for both consumer and industrial use. Data I/O also provides services related to hardware support, system installation and repair, and device programming.

According to several industry reports, there continues to be forecasted growth of semiconductors used in consumer electronic products, automotive electronics, and industrial controls which we believe should continue to drive demand for programming equipment and services. Programmable devices continue to be significant and growing segments of the semiconductor industry according to several published industry reports. Flash memory and programmable micro-controllers are typical types of these devices. Programmable devices offer advantages to the electronic product designer allowing them to bring products to market more quickly and inexpensively than using fixed-function devices, and can offer the advantage of simpler rapid product upgrades. Programmable devices also offer attractive functionality to the user of the electronic product, such as storing personal information or customizing product functionality. As a result, use of programmable devices is growing rapidly in both high-volume consumer electronic products and more complex electronic systems.

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

Our automated programming systems integrate programming and handling functions into one product solution. Quality conscious customers continue to drive this portion of our business, which includes high-volume manufacturing and high-volume programming center customers.


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

Within the categories of automated and non-automated systems, Data I/O targets specific solutions at specific market segments. Data I/O optimizes the solution based on the customer's device, process and business needs. Data I/O's flagship programming platform, FlashCORE(TM), has the speed and pricing to provide the best value in the industry, making it the leading choice for high volume production. Data I/O technical teams work closely with semiconductor manufacturers to actively plan for programming support of new devices and physical packages. The FlashCORE platform is used worldwide to program NOR Flash devices from all providers, including market leaders, Intel, Renesas, Spansion and Toshiba. Data I/O leads the industry in providing solutions for NAND flash programming from Hynix, Micron, Samsung, ST Microelectronics, Toshiba, M Systems DiskOnChip and others. The dynamics of the flash market are changing, blurring the distinction of NAND and NOR technologies and the emergence of converged offerings, including Samsung's OneNAND and Spansion's ORNAND, also supported on FlashCORE systems. Data I/O's strong partnerships with leading semiconductor companies greatly enhance our ability to serve our mutual customers.

Target customers include electronic product OEM manufacturers of consumer products, like the fast-growing portable/wireless devices, cellular handsets and smart appliances. These applications are high volume users of programmable flash memory devices.

In portable electronics products, shrinking form factors are driving the shrinkage of device packages. Manual programming and handling of these tiny packages is increasingly not practical due to quality issues. This trend toward small packages should drive demand for Data I/O's automated programming systems in 2006.

Applications targeted for these tiny devices include automotive, consumer appliances, remote controls, medical devices, portable/personal electronics, PC peripherals, hand-held and wearable PCs, telecommunications including phones and pagers, security alarms and sensors.

TaskLink(R) for Windows provides a universal job set-up tool that intuitively guides users in preparing product data files for programming. TaskLink is also a key element of our Connected Strategy. Leveraging network connectivity, Data I/O's TaskLink provides monitoring and control over programming systems anywhere on the network - providing global companies with greater visibility and control over remote production lines or contract manufacturing processes.

AUTOMATED PROGRAMMING SYSTEMS

Data I/O provides our manufacturing and programming center customers with automated programming systems solutions that include robotic handlers, a variety of programmers, input and output media handling (such as tray stackers, tubes, loaders or taping), and marking solutions. Our ProLINE-RoadRunner(TM) is a unique in-line programming system with programming speed capability, which approaches the speed at which Flash devices can currently accept data. Many of our customers need to program Flash and microcontroller devices in large quantities and very quickly. ProLINE-RoadRunner mounts directly on the assembly machine in the production line (Siemens, Fuji, Universal, Panasonic and Assembleon machines) and delivers programmed parts from reels of blank devices to the production line in a just-in-time fashion. Our ProLINE-RoadRunner eliminates production bottlenecks associated with high-density Flash and microcontroller devices, allowing last minute firmware changes and eliminating programmed part inventories, ultimately streamlining and reducing the customer's production and process costs. ProLINE-RoadRunner enables customers to implement lean processes and is a key element in Data I/O's Connected Strategy, allowing customers and partners to more effectively manage their firmware supply chain. ProLINE-RoadRunner currently retails from $72,500 to $118,000, depending on programming capability.

Data I/O's PS family of automated programming solutions offers highly flexible solutions for off-line batch programming. Data I/O can configure PS systems to support not only Flash devices, but also a wide variety of other devices, such as microcontrollers. These systems provide a number of marking, labeling, and input/output options. Most importantly, customers can make changeovers extremely fast. This feature allows the customer to rapidly respond to diverse demands with very little downtime. Customers can optimize the PS family systems for any job to maximize throughput and, when combined with fast changeover times and high reliability, provide the highest levels of output during a production shift. Our latest product, the PS588, integrates the same FlashCORE programmer we use in our PS288, PS300 FlashCORE, ProLINE-RoadRunner and FlashPAK(TM) and builds on our Connected Strategy and common architecture. The PS588 significantly improves throughput and lowers the cost per programmed part. The PS family products range in price from $129,500 to $469,000.

We introduced the ImageWriter 200, our solution for in-systems programming of programmable microcontrollers serial memory mounted on the printed circuit board, in the fourth quarter of 2004 and introduced the ImageWriter 300 in 2005. This solution is designed to be integrated into the line but does no handling. The primary markets for ImageWriter are microcontroller applications in automotive electronics, industrial automation and consumer electronics. Pricing for the ImageWriter starts at approximately $2,000 for the first unit with most installations requiring multiple units.

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

Data I/O offers a range of high quality, universal single socket manual programming solutions through our UniSystem family of programming systems. Our UniSite and 3980 xpi programming systems offer the highest levels of signal integrity, which ensure the highest programming standards. Popular in military, aerospace, telecommunications and other mission critical applications, the systems range from $15,000 to $35,000.

For more cost constrained or higher volume applications, the Sprint family of products offers excellent value for the money and versatility. The Sprint Quad and Octal programming systems offer 4 and 8 socket universal programming configurations for higher volume applications. The Sprint family of products range in price from under $1,000 to $20,000 for the multiple socket solutions.

Our newest programmer, the FlashPAK, leverages the high-speed proprietary FlashCORE programming technology in the ProLINE-RoadRunner system. We believe FlashPAK, starting at approximately $7,000, is the world's fastest programming architecture, limited today only by the speed at which Flash devices can accept data. FlashPAK is another key element of Data I/O's connected strategy, providing OEMs and new product introduction facilities with a high performance Flash programming system that can be used to validate designs before moving down the firmware supply chain. For manufacturing applications, the FlashPAK, a high speed, multi-socket, small footprint desktop solution, provides manual programming operations with the highest level of flexibility at the lowest cost per part. Manufacturers that use manual programming because of lower labor costs in areas like Asia find FlashPAK an attractive solution.

Data I/O supports and completes our product offering with a full range of software and device update products and worldwide service and repair capability.

CUSTOMERS

Data I/O sells our products to customers worldwide in a broad range of industries, including wireless handset manufacturers and other telecommunication companies, consumer electronics, computers, test and measurement, medical, transportation, military, aerospace, electronic contract manufacturing, programming centers, and semiconductors. Our principal customers include Motorola, Nokia, and Siemens. Our customers either design and/or manufacture electronic products that incorporate programmable devices or provide device programming services. During 2005, we sold products to over 1,600 customers throughout the world. There were no customers that accounted for more than 10% of our 2005 net sales and one customer, Siemens, accounted for 14.5% and 18% of our 2004 and 2003 net sales, respectively.

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

Sales of Data I/O's semiconductor programming equipment products requiring installation by us that is other than perfunctory were previously recorded when installation was complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. After we determined that our programming equipment has reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment, and each of the multiple deliverables has an established fair market value pursuant to EITF 00-21, Data I/O began in the third quarter of 2005 recognizing revenue for these products at the time of shipment if all of the other criteria for revenue recognition exist in accordance with SAB 104, Revenue Recognition. Revenue for the undelivered installation service remains deferred at time of shipment and is recognized upon completion of the installation.

Revenue for products where installation is considered perfunctory continues to be recognized at the time of shipment. Installation that is considered perfunctory includes any installation that can be performed by other parties, such as distributors, other vendors, or in most cases the customers themselves. We recognize revenue from the sale of service and update contracts as deferred revenue, and we recognize it on a straight-line basis over the contractual period.


U.S. SALES

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives, and a direct telesales organization. Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by Data I/O. Net sales in the United States for 2005, 2004, and 2003 were $6,386,000, $5,434,000, and $7,263,000, respectively.

FOREIGN SALES

Foreign sales represented approximately 78%, 80%, and 70%, of net sales of our programming systems in 2005, 2004, and 2003, respectively (see Note 15 of "Notes to Consolidated Financial Statements"). We make foreign sales through our wholly-owned  subsidiaries  in  Germany,  China and  Canada,  as well as through independent distributors and sales representatives located in 35 other countries. Our independent foreign distributors purchase Data I/O products in U.S. Dollars for resale and we recognize the sale at the time of shipment to the distributor. As with U.S. sales representatives, sales made by international sales representatives are on an agency basis with shipments made directly to the customer by us.

Net foreign sales for 2005, 2004, and 2003 were  $21,935,000,  $21,876,000,  and
$17,424,000, respectively. We determine total foreign sales by the international geographic area into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives' customers. Foreign sales do not include transfers between Data I/O and our foreign subsidiaries. Export sales are subject to U.S. Department of Commerce regulations. We have not, however, experienced any difficulties to date as a result of these requirements.

Fluctuating exchange rates and other factors beyond our control, such as international monetary stability, tariff and trade policies, and U.S. and foreign tax and economic policies, affect the level and profitability of foreign sales. We cannot predict the effect of such factors on our business.

COMPETITION

The competition in the programming systems market is highly fragmented with a large number of smaller organizations offering inexpensive solutions. While we are not aware of any published industry market information covering the programming systems market, according to our inside analysis, we estimate that the total number of programming systems sold during 2005 has been approximately $110 million, with Data I/O capturing an estimated 25% of the global market. Over the last four years, based on our analysis, we believe that Data I/O has gained market share versus our significant competitors.

Competitive  factors  often  include  prices,   features,   device  support  and
programming speed, as the programming process impacts more on the major manufacturers' total production process. However, competitive factors are changing. The added value for customers is becoming the whole product solution that fits the customer's business processes. As an example, ProLINE-RoadRunner offers a unique solution, which best addresses the customer's process needs in high volume Flash applications. To this extent, the value proposition of this specific programming solution is very different from traditional solutions.

Therefore, addressing customers' process needs is critical to increasing the opportunity for programming solutions beyond the current amount in this market niche. We estimate that customers are spending between $2.0 billion to $2.5 billion a year on programming memory, microcontroller and logic devices and much of this programming is achieved through the use of the customers' test equipment offered by companies like Agilent and Teradyne or homegrown solutions for specific markets like automotive. The main competitive solution in the programmable market is, therefore, the in-house solution, and the opportunity exists to substitute customers' solutions with more economical and more easily maintainable solutions to solve the problems, which traditional programmers do not address. Boundary scan tools also fall into this category, although still a small market with a number of small companies participating who principally focus on test solutions. We expect that our new ImageWriter product will offer a competitive solution for the consumer electronics, automotive electronics and industrial automation customers in this market.

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

To meet customers' delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders. Most orders are scheduled for delivery within 1 to 60 days after receipt of the order. Our backlog of pending orders was approximately $1.2 million, $1.5 million, and $1.5 million as of December 31, 2005, 2004, and 2003, respectively. The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

RESEARCH AND DEVELOPMENT

Data I/O believes that continued investment in research and development is critical to our future success. We continue to develop new technologies and products and enhance existing products. Future growth is to a large extent dependent upon the timely development and introduction of new products, as well as the development of algorithms to support the latest programmable devices. We are currently focusing our research and development efforts on strategic growth markets, namely new programming technology and automated handling systems for the manufacturing environment, including support for NAND FLASH and for M-Systems DiskOnChip(R) technology, microcontroller support for FlashCORE, additional platforms and improvements for ProLINE-RoadRunner, enhancements for our ImageWriter in-system programming solution and eDSS. We continue to also focus on increasing our capacity and responsiveness for new device support requests from customers and programmable IC manufacturers by revising and enhancing our internal processes and tools. During this past year, our research and development resulted in these new products: PS 588 and ImageWriter 300.

During 2005, 2004, and 2003, we made expenditures for research and development of $5,286,000, $5,057,000, and $4,639,000, respectively, representing 18.7%,
18.5%, and 18.8%, of net sales, respectively. Research and development costs are expensed as incurred.

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

EMPLOYEES

As of December 31, 2005, we had 130 employees, of which 42 were located outside the U.S. We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand. Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry. None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable.

ENVIRONMENTAL COMPLIANCE

Our facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment. Compliance with environmental laws has not had, nor is it expected to have, a material effect on our capital expenditures, financial position, results of operations or competitive position.

EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information concerning the executive officers of Data I/O as of March 27, 2006:

   Name                       Age          Position
   ----                       ---          --------
   Frederick R. Hume           63          President and Chief Executive Officer

   Joel S. Hatlen              47          Vice President
                                           Chief Financial Officer
                                           Secretary and Treasurer


   Harald A. Weigelt           46          Vice President
                                           Worldwide Sales and Services

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

Joel S. Hatlen joined Data I/O in September 1991 and became Chief Accounting Officer and Corporate Controller in February 1997. In January 1998, he was promoted to Vice President of Finance and Chief Financial Officer, Secretary and Treasurer. He began his career at Data I/O as a Senior Tax Accountant and became Tax Manager in December 1992. From September 1981 until joining Data I/O, Mr. Hatlen was employed by Ernst & Young LLP, where his most recent position was Senior Manager.

Harald A. Weigelt joined Data I/O in 1991, and in October 2005, he was appointed Vice President, Worldwide Sales and Services. Prior to this position, he served as the Vice President, European Operations and as Managing Director of Data I/O's operations in Germany. Prior to joining Data I/O, he was employed with Instrumatic, where he served as Product Manager and was employed with Wavetek as Product Manager.

ITEM 1A.  RISK FACTORS
-----------------------

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

WE HAVE A HISTORY OF RECENT OPERATING LOSSES AND MAY BE UNABLE TO GENERATE ENOUGH REVENUE TO ACHIEVE AND MAINTAIN PROFITABILITY.

We have incurred net losses in three of the last five years. We will continue to examine our level of operating expense based upon our projected revenues. Any planned increases in operating expenses may result in larger losses in future periods if projected revenues are not achieved. As a result, we may need to generate greater revenues than we have recently to achieve and maintain profitability. However, we cannot provide assurance that our revenues will increase and our strategy may not be successful, resulting in future losses.

OUR PRIOR RESTRUCTURING ACTIVITIES MAY HAVE A NEGATIVE IMPACT ON OUR FUTURE OPERATIONS.

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

OUR INTERNATIONAL OPERATIONS MAY EXPOSE US TO ADDITIONAL RISKS THAT MAY ADVERSELY AFFECT OUR BUSINESS.

International sales represented 78% of our net revenue for the fiscal year ended December 31, 2005 and 80% for the fiscal year ended December 31, 2004. We expect that international sales will continue to be a significant portion of our net revenue. International sales may fluctuate due to various factors, including:

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

o    fluctuations in foreign currency exchange rates

o    compliance with applicable export licensing requirements

o    product safety and other certification requirements

o    difficulties in integrating foreign and outsourced operations

o    political and economic instability

The European Community and European Free Trade Association ("EU") has established certain electronic emission and product safety requirements ("CE"). Although our products currently meet these requirements, failure to obtain either a CE certification or a waiver for any product may prevent us from marketing that product in Europe. The EU also has directives concerning the Reduction of Hazardous Substances ("RoHS") from which Data I/O is relying on an exemption for test and measurement companies. Failure to meet applicable directives or qualifying exemption may prevent us from marketing certain products in Europe or other territories with similar requirements.

We operate subsidiaries in Germany, China, Canada and Brazil. Our business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. Currency exchange fluctuations in Canada, China, Brazil and Germany may adversely affect our investment in our subsidiaries.

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

THE LOSS OF KEY EMPLOYEES MAY ADVERSELY AFFECT OUR OPERATIONS.

We have employees located in the U.S., Germany, Canada and China. We also utilize independent contractors for specialty work, primarily in research and development and in our Brazilian operation, and utilize temporary workers to adjust capacity to fluctuating demand. Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry. None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable though no assurance can be made that this will be the case in the future. Refer to the section captioned "Our prior restructuring activities may have a negative impact on our future operations" above.

FAILURE TO COMPLY WITH REGULATORY REQUIREMENTS MAY ADVERSELY AFFECT OUR STOCK PRICE AND BUSINESS.

As a public company, we are subject to numerous governmental and stock exchange requirements, with which we believe we are in compliance. The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet by the required deadlines or we may fall out of compliance with, such as the internal controls assessment, reporting and auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not yet required to comply as we are not an accelerated filer. The compliance date for non-accelerated filers has been extended to the first fiscal year ending on or after July 15, 2007. Data I/O assumes it will continue to have the status of a non-accelerated filer based on the aggregate market value of the voting and non-voting shares held as of June 30, 2005. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. We may also incur additional costs in order to comply with Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. Our failure to meet regulatory requirements and exchange listing standards may result in actions such as the delisting of our stock impacting our stock's liquidity; SEC enforcement actions; and securities claims and litigation.

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

FAILURE TO SUCCESSFULLY IMPLEMENT A NEW WORLDWIDE INFORMATION SYSTEM MAY ADVERSELY AFFECT OUR OPERATIONS AND SALES.

We have recently acquired and are currently implementing a new worldwide information system. Our corporate office began use of the new system in February 2006. We are now in the process of implementing the new system at our subsidiary locations. Our operations and financial results could be adversely affected if we are unable to complete the system implement without significant interruptions in accounting systems, order entry, billing, manufacturing and other customer support functions. In addition, the costs associated with the implementation and training could exceed budgeted amounts and adversely affect our profitability and liquidity. System implementation delays could cause difficulties in our complying with the internal controls assessment, reporting and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

MOVING OUR HEADQUARTERS AND MANUFACTURING OPERATION MAY ADVERSELY AFFECT OUR OPERATIONS AND SALES.

We anticipate moving our Redmond headquarters and manufacturing operation in mid-year 2006 from our current location to a smaller location in Redmond, Washington. If we are not able to timely and successfully complete the move, our short-term ability to manufacture and ship products and our sales could be adversely affected.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
-----------------------------------

None.

ITEM 2.  PROPERTIES
-------------------

In May 1997, Data I/O completed the sale of the land and building comprising our Redmond, Washington corporate headquarters and is currently leasing the 96,000 square foot building on a 10-year leaseback agreement with an option to renew the lease for an additional 10 years. This lease required base annual rental payments in 2005 of approximately $1,138,000. See Note 7 of "Notes to Consolidated Financial Statements."

On February 28, 2006, Data I/O entered into a termination agreement for the Redmond headquarters facility and a five year lease agreement for a 40,000 square foot office space also located in Redmond, Washington. We anticipate a mid-year move of our corporate headquarters to this new location. We also expect to enter into a new lease agreement during the first quarter of 2006 for our offices in Shanghai, China.

In addition to the Redmond facility, approximately 13,000 square feet is leased at five foreign locations, including our German sales, service and engineering operations located in Munich, Germany, and three sales and service offices and an engineering location in China.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted for a vote of shareholders of Data I/O during the fourth quarter of the fiscal year ended December 31, 2005.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table shows, for the periods indicated, the high and low bid information for Data I/O's Common Stock as reported by the NASDAQ Capital Market tier of The NASDAQ Stock Market (NASDAQ symbol is DAIO).

             Period                                  High          Low
             ------                                  ----          ---
2005         Fourth Quarter                         $5.00        $2.08
             Third Quarter                           2.89         2.20
             Second Quarter                          4.00         2.02
             First Quarter                           3.38         2.81

2004         Fourth Quarter                         $3.85        $2.38
             Third Quarter                           2.97         1.92
             Second Quarter                          3.15         2.17
             First Quarter                           3.70         2.76

The approximate number of shareholders of record as of March 27, 2006 was 689.

Except for a special cash dividend of $4.15 per share paid on March 8, 1989, Data I/O has not paid cash dividends on our Common Stock and does not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by Data I/O during the periods ended December 31, 2005, December 31, 2004 and December 31, 2003.

See Item 12 for the Equity Compensation Plan Information.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results.

                                                                                        Year Ended
-------------------------------------------------------------------------------------------------------------------------------
                                                                Dec. 31,      Dec. 31,      Dec. 31,      Dec. 31,     Dec. 31,
(in thousands, except employee and per share data)              2005(3)        2004          2003          2002        2001(2)
-------------------------------------------------------------------------------------------------------------------------------
For The Year:
     Net sales                                                   $28,321       $27,310       $24,687      $22,838      $26,826
     Cost of goods sold                                           12,230        12,726        11,008       11,556       15,078
                                                             ------------------------------------------------------------------
     Gross margin                                                 16,091        14,584        13,679       11,282       11,748
     Research and development                                      5,286         5,057         4,639        5,331        6,740
     Selling, general and administrative                          10,085         9,036         7,715        8,254        9,707
     Net provision (reversal) for business restructuring(1)           96           562           (39)         632        1,211
                                                             ------------------------------------------------------------------
     Operating income (loss)                                         624           (71)        1,364       (2,935)      (5,910)
     Non-operating income (loss)                                      78           (35)          (25)        (232)         124
                                                             ------------------------------------------------------------------

     Income (loss)                                                   702          (106)        1,339       (3,167)      (5,786)
     Income tax (expense) benefit                                   (120)           14           (33)          61         (224)
                                                             ------------------------------------------------------------------
     Net income (loss)                                              $582          ($92)       $1,306      ($3,106)     ($6,010)

At Year-end:
     Working capital                                              $9,994       $10,250       $11,032       $9,125      $12,010
     Total assets                                                $18,137       $17,847       $18,100      $16,414      $20,387
     Stockholders' equity                                        $12,283       $11,470       $11,200       $9,332      $12,201
     Number of employees                                             130           122           127          125          155
-------------------------------------------------------------------------------------------------------------------------------
Common Stock Data(3):
     Basic earnings (loss) per share                               $0.07        ($0.01)        $0.17       ($0.40)      ($0.79)
     Diluted earnings (loss) per share                             $0.07        ($0.01)        $0.16       ($0.40)      ($0.79)
     Book value per share at year-end                              $1.47         $1.42         $1.40        $1.20        $1.60
     Shares outstanding at year-end                                8,362         8,065         7,976        7,768        7,614
     Weighted-average basic shares outstanding                     8,226         8,029         7,910        7,704        7,572
     Weighted-average diluted shares outstanding                   8,532         8,029         8,117        7,704        7,572
-------------------------------------------------------------------------------------------------------------------------------

Key Ratios:
     Current ratio                                                   2.7           2.8           2.9          2.6          2.9
     Gross margin to sales                                          56.8%         53.4%         55.4%        49.4%        43.8%
     Operating income (loss) to sales                                2.2%          (.3%)         5.5%       (12.9%)      (22.0%)
     Income (loss) to sales                                          2.5%          (.3%)         5.3%       (13.6%)      (22.4%)
     Return on average stockholders' equity                          4.9%          (.8%)        12.7%       (28.8%)      (39.7%)
-------------------------------------------------------------------------------------------------------------------------------

Footnotes:

(1)  For  further  discussion,  see Note 3 of "Notes to  Consolidated  Financial
     Statements."

(2) In 2001, Data I/O converted to reporting on a calendar year-end basis. The first quarter of 2001 covered the period December 29, 2000 to March 31, 2001.

(3)  The  company  began  recognizing  revenue  for  certain  of  its  equipment requiring  installation  at the time of  shipment  beginning  in the  third
     quarter  of  2005.  See  Note  1  of  "Notes  to   Consolidated   Financial
     Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking. In particular, statements herein regarding industry prospects and trends; future results of operations or financial position; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; establishing foreign operations; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Data I/O is under no duty to update any of these forward-looking statements after the date of this Annual Report. The Reader should not place undue reliance on these forward-looking statements. The following discussions and the section entitled "Risk Factors - Cautionary Factors That May Affect Future Results" describes some, but not all, of the factors that could cause these differences.

OVERVIEW

In 2005, we continued to focus on our primary goal of managing the business to achieve profitable operations, while developing and enhancing products to drive revenue and earnings growth. Our challenge continues to be operating in the uncertain economic environment, while positioning Data I/O to take advantage of an anticipated recovery in capital spending. We began to see a recovery in the first quarter of 2005 which continued throughout the year. We expect that demand for programming capacity should improve in 2006, in part based on third party forecasted increased 2006 unit sales for the semiconductor industry, which should provide improved business opportunities for Data I/O.

We are continuing our efforts to balance increasing costs and strategic investments in our business with the level of demand in and mix of business we expect. We are focusing our research and development efforts in our strategic growth markets, namely new programming technology and automated programming systems for the manufacturing environment, particularly extending the capabilities and support for our FlashCORE architecture and the ProLINE-RoadRunner and PS families. In 2004, we obtained the rights to certain in-system programming ("ISP") technology. We have incorporated this ISP technology into our ImageWriter product, and will be required to pay a 4% royalty on product revenues associated with such technology until March 31, 2007. We began shipments of the ImageWriter 200 in the second quarter of 2005, and in September we introduced the ImageWriter 300. The related royalties were not a material amount in 2005. To better support our customers in their geographic areas and time zones, we have expanded device support operations in Germany, India and China.

Our customer focus has been on strategic high volume manufacturers and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts and break into new markets, such as microcontrollers for the automotive market. We continue to expand our China operations to take advantage of the growth of manufacturing in China. We continue to focus on building a services business expanding from our existing service operation model in Brazil. We also increased our efforts to recapture the Japanese market and have entered into a distribution agreement with Toyo Corporation in Japan. We continue our efforts to partner with the semiconductor manufacturers to better serve our mutual customers.

BUSINESS RESTRUCTURING PROGRESS

During 2005, we took restructuring related charges of $96,000 primarily related to severance and completing actions that had been started in the second half of 2004. This aligned management operations with the changes made in 2004 to control costs in North America and Europe and the need to build staff serving China and Eastern Europe.

At December 31, 2005, $33,000 remained as accrued but unpaid restructure charges, which will be paid in 2006.

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

During 2003, we completed the restructuring that began during 2001, which included actions taken to reduce the level of revenue required for our net income breakeven point and realign Data I/O with our market opportunities. This restructuring included the following: a reduction in our global workforce; discontinuance or reallocation of numerous projects and activities not essential to our long-term goals; streamlining discretionary activities; consolidation of numerous functions across the organization to create a team, which was more productive and able to respond faster to global customer needs; and closure of a facility in Germany and moving our operations to other locations within Data I/O. We required this operational repositioning because of the impact of the economic slowdown and the decline in capital spending across a high number of customer groups on general demand for programming equipment over the past few years. Our level of revenue required for our net income breakeven point increased in 2003, primarily due to cost increases resulting from the impact of the weaker dollar on foreign currency based costs and from personnel costs due to raises, incentive compensation and selective hiring of individuals with critical skills to help position us as the continuing technology leader in our market.

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

Data I/O believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition: Sales of Data I/O's semiconductor programming equipment requiring installation by us that is other than perfunctory were previously recorded when installation was complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. Beginning in the third quarter of 2005, Data I/O began recognizing revenue for these products at the time of shipment. We began recognizing revenue at the time of shipment after we determined that our automated products have reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be considered a separate element. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements pursuant to EITF 00-21, "Revenue Arrangements with Multiple Deliverables," and recognize revenue when the criteria for revenue recognition have been met for each element according to SAB 104, "Revenue Recognition." The amount of revenue recognized is affected by our judgments as to the collectibility of the transaction or whether an arrangement includes multiple elements and if so, whether specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and the ability to establish specific objective evidence for those elements could affect the timing of the revenue recognition. These conditions could be subjective and actual results could vary from the estimated outcome.

Installation that is considered perfunctory includes any installation that can be performed by other parties, such as distributors, other vendors, or in most cases the customers themselves. This takes into account the complexity, skill, and training needed as well as customer expectations regarding installation. The revenue related to products requiring installation that is perfunctory is recognized at the time of shipment provided that persuasive evidence of an arrangement exists, shipment has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

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

Inventory Provision: We base inventory purchases and commitments upon future demand forecasts and historic usage. Such estimates are difficult to make under most economic conditions. If there is a significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, Data I/O may be required to increase our inventory provision adjustments and our gross margin could be adversely affected.

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

RESULTS OF OPERATIONS

NET SALES

(in thousands)
Net sales by product line:                       2005             Change            2004           Change           2003
-------------------------------------------------------------------------------------------------------------------------------

Automated programming systems                  $16,040            (6.3%)          $17,116           23.0%          $13,920
Non-automated programming systems               12,281            20.5%            10,194           (5.3%)          10,767
                                           ----------------                   ---------------                  ---------------
Totals                                         $28,321             3.7%           $27,310           10.6%          $24,687
                                           ================                   ===============                  ===============

Net sales by location:
  United States                                 $6,386            17.5%            $5,434          (25.2%)          $7,263
      % of total                                  22.5%                              19.9%                            29.4%
  International                                $21,935             0.3%           $21,876           25.6%          $17,424
      % of total                                  77.5%                              80.1%                            70.6%
-------------------------------------------------------------------------------------------------------------------------------


2005 vs. 2004
-------------
Revenues increased approximately $1.0 million or 3.7% in 2005 compared to 2004. The increase in revenue reflects strong sales of our PS systems, FlashPAKs and related aftermarket products. We benefited from the programming centers adding capacity during 2005 which represented the major customer group for our PS systems. While we did experience some decline in RoadRunner revenues as the demand for automation capacity in the wireless segment declined, the number of new RoadRunner accounts, especially within the automotive target group, increased in 2005 as compared to 2004. FlashPAK sales were especially strong in Asia where manual programming is most common.

International sales increased slightly in total with significant growth in China. However, our overall Asian sales decreased as we experienced declining sales in our Japanese and Korean markets. The U.S. dollar strengthened slightly during 2005, which had an unfavorable effect on our currency translation for sales denominated in foreign currency, and in particular the Euro, which accounted for $290,000 offset to our sales increase. Our U.S. sales increased approximately $950,000 or 17.5%, which we attribute to improved sales to programming centers and automotive electronics manufacturers.

In 2005, we began to ship the PS588 FlashCORE automated programming system and the ImageWriter 300, our ISP solution. We expect these products to increase our revenues; however, partially offsetting this expected increase is the continued trend of declining sales of our older non-automated product lines.

2004 vs. 2003
-------------
Revenues increased 10.6% in 2004 over 2003. This increase resulted from our automated systems sales including growth in the ProLINE RoadRunner, the PS family (including the PS288 new in 2004) and the related automated systems aftermarket. Data I/O's non automated systems continued a trend of declining sales in older products; however FlashPAK, our newer FlashCore based programmer, continued to show good growth with sales more than doubling in 2004.

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


GROSS MARGIN

 (in thousands)                       2005             Change              2004              Change              2003
-----------------------------------------------------------------------------------------------------------------------------
Gross margin                        $16,091             10.3%            $14,584              6.6%             $13,679
Percentage of net sales                56.8%                                53.4%                                 55.4%
-----------------------------------------------------------------------------------------------------------------------------

2005 vs. 2004
-------------
Gross margins increased in both dollars and as a percentage of sales for 2005 compared to 2004. The increase in gross margin dollars was due primarily to the additional margin from increased sales volume of approximately $1,400,000 especially for the PS family and FlashCore. The increase in the gross margin as a percentage of sales results from a favorable average selling price variance of $807,000, offset by unfavorable currency exchange effects of approximately $280,000. Similar to 2004, the manufacturing overhead application variance was $272,000 unfavorable due primarily to decreasing inventory levels and lowering our rate standards due to productivity.

2004 vs. 2003
-------------
Gross margins increased in dollars but declined as a percentage of sales for 2004 compared to 2003. The increase in gross margin dollars was due primarily to the increase in revenue dollars. The decline in the gross margin as a percentage of sales reflects product mix shifts to those with higher material costs, as well as unfavorable average selling price variance of $465,000 and unfavorable manufacturing overhead variance of $260,000. The manufacturing overhead application variance resulted largely from decreasing our inventory level.

RESEARCH AND DEVELOPMENT

 (in thousands)                       2005             Change              2004              Change              2003
-----------------------------------------------------------------------------------------------------------------------------
 Research and development            $5,286             4.5%              $5,057              9.0%              $4,639
 Percentage of net sales               18.7%                                18.5%                                 18.8%
-----------------------------------------------------------------------------------------------------------------------------


2005 vs. 2004
-------------
Research and development ("R&D") spending during 2005 increased by $229,000 or 4.5% over 2004, but remained relatively consistent as a percentage of sales at approximately 19%. The increase in spending relates primarily to new product initiatives, particularly new automation solutions, the ImageWriter, our new in-system programming solution, and the start of engineering operations in China. We shipped the first PS588 in early 2005 and the ImageWriter 300 product during the third quarter of 2005. Data I/O's R&D continues to focus on the FlashCORE architecture, expanding its capability to address newer technologies as well as microcontroller device support. We expect R&D spending to increase as we fill open positions. Our R&D spending also fluctuates based on the number and the development stage of projects.

2004 vs. 2003
-------------
Research and development ("R&D") spending for 2004 as compared to 2003 increased 9%, however, as a percentage of sales, R&D remained about 19%. The increase in spending relates primarily to new product initiatives. In particular, the ImageWriter, our new in system programming solution, and eDSS, a tool suite for device support, were launched in November of 2004. Data I/O's R&D focused on the FlashCORE architecture, expanding its capability to address newer technologies like NAND Flash support for M-Systems DiskOnChip technology as well as microcontroller device support. New products in the PS family of automated systems included the PS288 FlashCORE, and, introduced in early 2005, the PS 588 FlashCORE. Also, we released a ProLINE-RoadRunner version for Panasonic CM402 machines. Finally, we completed our initiative to create "global device support factories" with the creation of our engineering operation in Shanghai, China, which joins our other locations in Redmond, Washington, Germany, Japan, and India.

We believe it is essential to invest in R&D to significantly enhance our existing products and to create new products as markets develop and technologies change. We are focusing our R&D efforts in our strategic growth markets, namely new programming technology and automated programming systems for the manufacturing environment, particularly extending the capabilities and support for our FlashCORE and programmer architecture; new automated handling solutions; and enhancing our ImageWriter products.

SELLING, GENERAL AND ADMINISTRATIVE

(in thousands)                                  2005           Change            2004           Change           2003
----------------------------------------------------------------------------------------------------------------------------
 Selling, general and administrative          $10,085           11.6%           $9,036           17.1%          $7,715
 Percentage of net sales                         35.6%                            33.1%                           31.3%
----------------------------------------------------------------------------------------------------------------------------


2005 vs. 2004
-------------
Selling, General and Administrative ("SG&A") expenses increased by $1,049,000 in 2005 compared to 2004 based primarily on our operations in China which include increased costs of approximately $488,000. In addition, we incurred an additional $148,000 associated with the new information system which we acquired in 2005, as well as additional accounting and the hiring of key personnel costs of approximately $158,000, additional marketing personnel and launch costs of $83,000, unfavorable currency translation impact of $36,000 from European based operating costs, an unfavorable administrative overhead application allocation amount of $254,000 and finally, an increase in senior management incentive pay of $84,000 related to profitability, offset by lower sales channel commissions of $138,000.

2004 vs. 2003
-------------
Selling, General and Administrative ("SG&A") expenses increased by $1,321,000 in 2004 versus the prior year due primarily to our strategic investments in China totaling $343,000 and the hiring of additional key personnel of $336,000, as well as the unfavorable currency translation impact of $160,000 from European based operating costs. In addition, we incurred higher commission costs of $281,000 based on the higher sales volume and a higher mix of representative sales than distributor sales and higher travel and entertainment costs of $184,000. Partially offsetting this was a reduction in bonus incentive compensation of $244,000 related to the 2004 net loss.

 INTEREST

 (in thousands)                                 2005           Change            2004           Change           2003
----------------------------------------------------------------------------------------------------------------------------
 Interest income                                $116             50.6%           $77             (31.3%)         $112
 Interest expense                               ($20)            11.1%          ($18)            (21.7%)         ($23)
----------------------------------------------------------------------------------------------------------------------------


2005 vs. 2004
-------------
Interest income for 2005 increased due primarily to higher yields.

2004 vs. 2003
-------------
Interest income for 2004 decreased as compared to 2003 primarily due to the decrease in marketable securities.

INCOME TAXES

 (in thousands)                                 2005                             2004                            2003
----------------------------------------------------------------------------------------------------------------------------
 Income tax (expense) benefit                  ($120)                            $14                             ($33)
----------------------------------------------------------------------------------------------------------------------------

2005 vs. 2004 and 2004 vs. 2003
-------------------------------
Income tax expense or benefit in all years relates to foreign and state income taxes. Impacting the effective tax rate related to foreign income were offsetting losses requiring valuation allowances in other countries. We had income in some foreign operations partially offset by losses in other countries. For financial reporting purposes, Data I/O established tax valuation reserves against our deferred tax assets because of the uncertainty relating to the realization of such asset values. We had valuation allowances of $9.8 million, $9.8 million, and $9.7 million at December 31, 2005, 2004, and 2003, respectively. Given the uncertainty created by our loss history, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary's local currency and translated into U.S. Dollar amounts at average rates of exchange during the year. We recognized foreign currency transaction losses of $18,000, $94,000 and $114,000 in 2005, 2004 and 2003, respectively.
The transaction losses resulted primarily from sales by our German subsidiary to our main customers, which were invoiced in US dollars. We hedge our foreign currency exposure on sales of inventory and certain loans to our foreign subsidiaries through the use of foreign currency exchange contracts. See Note 1 of "Notes to Consolidated Financial Statements."

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

 (in thousands)                                  2005           Change           2004           Change           2003
----------------------------------------------------------------------------------------------------------------------------
 Working capital                                $9,994          ($256)          $10,250          ($782)        $11,032
----------------------------------------------------------------------------------------------------------------------------


At December 31, 2005, Data I/O's principal sources of liquidity consisted of existing cash, cash equivalents and marketable securities. Our working capital decreased by $256,000 and our current ratio decreased from 2.8 in 2004 to 2.7 in 2005.

Our cash and cash equivalents decreased by $1.2 million during 2005 primarily due to cash used to purchase property, plant and equipment, including software, totaling $2 million. Major capital purchases included approximately $800,000 related to the Brazilian programming service operation and approximately $420,000 related to the purchase and set up of our new worldwide information system. We expect that we will continue to make capital expenditures to support our business and anticipate that present working capital will be sufficient to meet our operating requirements. Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

We also used approximately $200,000 of cash for operations which primarily included a $2.6 million increase in accounts receivable, partially offset by a $417,000 decrease in inventory, $644,000 of demonstration equipment transferred to cost of goods sold, as we continually need to update to the latest versions of our equipment. Items not requiring the use of cash in operations were $1.1 million of depreciation and amortization. The increase in accounts receivable resulted from increased sales especially late in the quarter and the longer collection times we are experiencing with increased international sales, especially in China.

During 2004, our cash and cash equivalents increased by $1.2 million primarily due to a $520,000 decrease in accounts receivable, $500,000 decrease in inventory, $846,000 of demonstration equipment transferred to cost of goods sold, offset by a $958,000 decrease in accrued expenses. In addition, we used $1.2 million of cash in investing activities during 2004 compared to $1.8 million during 2003. The decrease was driven by the level of investment in marketable securities and the level of cash available from net income.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, we require substantial working capital to fund our operations. Over the last few years, we restructured our operations to lower our costs and operating expenditures in certain geographic regions and to lower the level of revenue required for our net income breakeven point, to preserve our cash position and to focus on profitable operations. Offsetting these actions are our investments in expanded operations in China and Brazil, in new system and equipment and hiring new key personnel. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least December 31, 2006. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

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

For the year ending December 31, 2005 (in thousands):


                                     1 Year           2-3 Years         4-5 Years         After 5 Years           Total
                                  -------------    --------------    --------------    -----------------      -------------
 Operating leases                    $1,512              $392             $18                   -               $  1,922
 Commitments to suppliers               445               854               -                   -                  1,299
 Other purchase commitments             175                 -               -                   -                    175
                                 --------------    --------------    --------------    -----------------      -------------
 Total                               $2,132            $1,246             $18                   -               $  3,396
                                 ==============    ==============    ==============    =================      ==============

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted above in aggregate contractual obligations and commitments, Data I/O had no off-balance sheet arrangements.

SHARE REPURCHASE PROGRAM

Under a previously announced share repurchase program, Data I/O is authorized to repurchase up to 1,123,800 shares of our outstanding Common Stock. We may execute these purchases through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and we may commence or discontinue at any time. As of December 31, 2005, Data I/O has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. Data I/O has not repurchased shares under this plan since the second quarter of 1997, although it still has the authority to do so.

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

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have not yet assessed the effect of this Statement on Data I/O.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

With respect to our foreign currency exchange rate risk, we currently use only foreign currency hedge derivative instruments, which as of December 31, 2005 and 2004, the notional value of our foreign exchange contracts outstanding was approximately $503,000 and $1,239,000, respectively, and the estimated fair value of which was a loss of $3,000 and $33,000, respectively. The weighted average contract rate at December 31, 2005 and 2004 was 1.18 and 1.32, respectively.

Data I/O is exposed to interest rate risks. We generally invest in high-grade commercial paper with original maturity dates of twelve months or less and conservative money market funds to minimize our exposure to interest rate risk on our marketable securities, which are classified as available-for-sale as of December 31, 2005 and December 31, 2004. We believe that the market risk arising from holdings of these financial instruments is not material.


The table below provides information about our marketable securities, including principal cash flows and the related weighted average interest rates (in thousands):

                                                                   Estimated Fair                           Estimated Fair
                                                 Principal            Value at           Principal             Value at
                                                 Cash Flows         December 31,         Cash Flows          December 31,
                                                  For 2006              2005              For 2005               2004
                                               ---------------    -----------------    ---------------     -----------------
     Corporate bonds                             $      -            $       -           $    787              $    787
                                                                                            1.559%
     Taxable Auction Securities                       800                  800                250                   250
                                                    4.264%               4.264%             2.352%
                                               ---------------    -----------------    ---------------     -----------------

     Total portfolio value                       $    800            $     800           $  1,037              $  1,037


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

See pages 26 through 44.

--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

--------------------------------------------------------------------------------

To the Board of Directors and Stockholders,
 Data I/O Corporation

We have audited the accompanying consolidated balance sheets of Data I/O Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data I/O Corporation and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule
(Schedule II) is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/S/GRANT THORNTON LLP

Seattle, Washington
March 14, 2006

                              DATA I/O CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


-------------------------------------------------------------------------------------------------------
                                                                        2005                  2004
-------------------------------------------------------------------------------------------------------

(in thousands, except share data)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                          $4,362                $5,534
     Marketable securities                                                 800                 1,037
     Trade accounts receivable, net of allowance for
        doubtful accounts of $165 and $155                               6,828                 4,489
     Inventories                                                         3,529                 4,139
     Other current assets                                                  329                   652
                                                                    -------------         -------------
        TOTAL CURRENT ASSETS                                            15,848                15,851

Property, plant and equipment - net                                      2,274                 1,970
Other assets                                                                15                    26
                                                                    -------------         -------------
        TOTAL ASSETS                                                   $18,137               $17,847
                                                                    =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                   $1,608                $1,688
     Accrued compensation                                                1,249                   991
     Deferred revenue                                                    1,329                 1,706
     Other accrued liabilities                                           1,100                 1,126
     Accrued costs of business restructuring                                33                    86
     Income taxes payable                                                  147                     4
     Deferred gain on sale of property                                     388                     -
                                                                    -------------         -------------
        TOTAL CURRENT LIABILITIES                                        5,854                 5,601

Deferred gain on sale of property                                            -                   776
                                                                    -------------         -------------
                                                                         5,854                 6,377

COMMITMENTS                                                                  -                     -


STOCKHOLDERS' EQUITY
     Preferred stock -
        Authorized, 5,000,000 shares, including
           200,000 shares of Series A Junior Participating
        Issued and outstanding, none                                         -                     -
     Common stock, at stated value -
        Authorized, 30,000,000 shares
        Issued and outstanding, 8,362,369
           and 8,064,696 shares                                         19,408                19,001
     Retained deficit                                                   (7,436)               (8,018)
     Accumulated other comprehensive  income                               311                   487
                                                                    -------------         -------------
        TOTAL STOCKHOLDERS' EQUITY                                      12,283                11,470
                                                                    -------------         -------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $18,137               $17,847
                                                                    =============         =============



See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


--------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                   2005                2004               2003
--------------------------------------------------------------------------------------------------------------------

(in thousands, except per share data)

Net sales                                                          $28,321             $27,310            $24,687
Cost of goods sold                                                  12,230              12,726             11,008
                                                                -----------         ------------       ------------
       Gross margin                                                 16,091              14,584             13,679
                                                                -----------         ------------       ------------
Operating expenses:
      Research and development                                       5,286               5,057              4,639
      Selling, general and administrative                           10,085               9,036              7,715
      Net provision (reversal) for business restructuring               96                 562                (39)
                                                                -----------         ------------       ------------
         Total operating expenses                                   15,467              14,655             12,315
                                                                -----------         ------------       ------------
         Operating income (loss)                                       624                 (71)             1,364

Non-operating income (expense):
      Interest income                                                  116                  77                112
      Interest expense                                                 (20)                (18)               (23)
      Foreign currency transaction gain (loss)                         (18)                (94)              (114)
                                                                -----------         ------------       ------------
         Total non-operating income (loss)                              78                 (35)               (25)
                                                                -----------         ------------       ------------

Income (loss) before income taxes                                      702                (106)             1,339
Income tax (expense) benefit                                          (120)                 14                (33)
                                                                -----------         ------------       ------------
Net income  (loss)                                                    $582                ($92)            $1,306
                                                                ===========         ============       ============

      Basic earnings (loss) per share                                $0.07              ($0.01)             $0.17
      Diluted earnings (loss) per share                              $0.07              ($0.01)             $0.16

Weighted-average basic shares                                        8,226               8,029              7,910

Weighted-average diluted shares                                      8,532               8,029              8,117



See notes to consolidated financial statements

                              DATA I/O CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



------------------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                          2005                2004              2003
------------------------------------------------------------------------------------------------------------------------

(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $582                ($92)            $1,306
     Adjustments to reconcile income (loss)
      to net cash provided by (used in) operating activities:
       Depreciation and amortization                                      1,118                 953                687
       Net loss on dispositions                                               -                   4                  -
       Write-off of assets                                                   17                   9                  -
       Equipment transferred to cost of goods sold                          644                 846                172
       Amortization of deferred gain on sale                               (388)               (330)              (330)
       Net change in:
          Trade accounts receivable                                      (2,553)                520               (764)
          Inventories                                                       417                 501               (111)
          Other current assets                                              257                (230)                95
          Accrued cost of business restructuring                            (53)                 86               (204)
          Accounts payable and accrued liabilities                          210                (517)               609
          Deferred revenue                                                 (422)                279               (179)
                                                                     ----------------    ---------------    --------------
          Net cash provided by (used in) operating activities              (171)              2,029              1,281

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment                          (1,846)             (2,528)              (486)
     Purchase of software                                                  (203)                (30)                 -
     Purchases of available-for-sale securities                          (1,250)             (1,182)            (4,815)
     Proceeds from maturities of available-for-sale securities            1,492               2,495              3,536
                                                                     ----------------    ---------------    --------------
       Cash provided by (used in) investing activities                   (1,807)             (1,245)            (1,765)

CASH FLOWS FROM FINANCING ACTIVITIES
     Sale of common stock                                                   132                 154                119
     Proceeds from exercise of stock options                                275                  50                 40
                                                                     ----------------    ---------------    --------------
       Cash provided by financing activities                                407                 204                159
                                                                     ----------------    ---------------    --------------
Increase (decrease) in cash and cash equivalents                         (1,571)                988               (325)

Effects of exchange rate changes on cash                                    399                 166                322
Cash and cash equivalents at beginning of year                            5,534               4,380              4,383
                                                                     ----------------    ---------------    --------------
Cash and cash equivalents at end of year                                 $4,362              $5,534             $4,380
                                                                     ================    ===============    ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
     Interest                                                               $20                 $18                $23
     Income taxes                                                           $39                ($14)               $33



See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                                                                          Accumulated
                                                Common Stock             Retained            Other                        Total
                                           ------------------------      Earnings        Comprehensive            Stockholders'
                                             Shares        Amount        (Deficit)       Income (Loss)                   Equity
                                           -----------    ---------      ----------     -----------------       -----------------
(in thousands, except share data)

Balance at December 31, 2002                7,767,630       18,638         (9,232)              (74)                    9,332

Stock options exercised                        14,189           40              -                 -                        40
Issuance of stock through
      Employee Stock Purchase Plan            194,477          119              -                 -                       119
Comprehensive income:
      Net Income                                    -            -          1,306                 -                     1,306
      Translation adjustment                        -            -              -               405                       405
      Unrealized gain on
            Marketable securities                   -            -              -                (2)                       (2)
                                                                                                                -----------------
Total comprehensive income                                                                                              1,709
                                           -----------    ---------      ----------     -----------------       -----------------
Balance at December 31, 2003                7,976,296       18,797         (7,926)              329                    11,200

Stock options exercised                        27,179           50              -                 -                        50
Issuance of stock through
      Employee Stock Purchase Plan             61,221          154              -                 -                       154
Comprehensive income:
      Net loss                                      -            -            (92)                -                       (92)
      Translation adjustment                        -            -              -               162                       162
      Unrealized gain on
            Marketable securities                   -            -              -                (4)                       (4)
                                                                                                                -----------------
Total comprehensive income                                                                                                 66
                                           -----------    ---------      ----------     -----------------       -----------------
Balance at December 31, 2004                8,064,696       19,001         (8,018)              487                    11,470

Stock options exercised                       240,597          275              -                 -                       275
Issuance of stock through
      Employee Stock Purchase Plan             57,076          132              -                 -                       132
Comprehensive income:
      Net income                                    -            -            582                 -                       582
      Translation adjustment                        -            -              -              (181)                     (181)
      Unrealized gain on
           Marketable securities                    -            -              -                 5                         5
                                                                                                                -----------------
Total comprehensive income                                                                                                406
                                           -----------    ---------      ----------     -----------------       -----------------
Balance at December 31, 2005                8,362,369      $19,408        ($7,436)                  $311              $12,283
                                           ===========    =========      ==========     =================       =================



See notes to consolidated financial statements.

                              DATA I/O CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations
--------------------

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

Principles of Consolidation
---------------------------

The  consolidated   financial  statements  include  the  accounts  of  Data  I/O
Corporation  and  our  wholly-owned  subsidiaries.   Intercompany  accounts  and
transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation
------------------------

Data I/O has stock-based employee compensation plans that are described more fully in Note 12. In accordance with Statement of Financial Accounting Standards, or SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), as amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure, we elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board, or APB, Opinion 25, Accounting for Stock Issued Employees, and related interpretations. Compensation cost for employee stock options is measured as the excess, if any, of the market price of our common stock at the date of grant over the stock option exercise price. Any deferred compensation is recognized on a graded vesting method. Under our plan, stock options are generally granted at fair market value. The following table illustrates the effect on net income (loss) and earnings (loss) per share if Data I/O had applied the fair value recognition provisions of SFAS 123, using the assumptions described in Note 12, to our stock-based employee plans.

Data I/O's pro forma information follows (in thousands, except per share data):

                                                                           Year Ended December 31,
                                                               -------------------------------------------------
                                                                    2005            2004             2003
                                                               ---------------  --------------  ----------------
    Net income (loss) - as reported                                   $582           ($92)           $1,306

    Deduct:  Total stock-based employee compensation expense
    determined under fair value based method for awards
    granted, modified, or settled, net of related tax effects         (400)          (372)             (338)
                                                               ---------------  --------------  ----------------
    Net income (loss) - pro forma                                     $182          ($464)             $968
                                                               ===============  ==============  ================

    Basic earnings (loss) per share - as reported                    $0.07         ($0.01)            $0.17
    Diluted earnings (loss) per share - as reported                  $0.07         ($0.01)            $0.16
    Basic earnings (loss) per share - pro forma                      $0.02         ($0.06)            $0.12
    Diluted earnings (loss) per share - pro forma                    $0.02         ($0.06)            $0.12


Foreign Currency Translation
----------------------------

Assets and liabilities of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses of foreign subsidiaries are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to stockholders' equity, net of taxes recognized. Realized and unrealized gains and losses resulting from the effects of changes in exchange rates on assets and liabilities denominated in foreign currencies are included in non-operating expense as foreign currency transaction gains and losses.

In an effort to minimize the effect of exchange rate fluctuations on the results of our operations, Data I/O hedges portions of our foreign currency exposure through the use of forward exchange contracts, none of which are speculative. At December 31, 2005, we had a notional value of approximately $503,000 in three foreign exchange contracts outstanding, the estimated loss in fair value was recorded as a liability of $3,000. The contract terms are 30-90 days. The hedges are highly effective, as currency, settlement date and amount of the underlying receivables and of the forward contracts coincide, and as spot rates are the same for both the hedge and the hedged item.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents are highly liquid investments with maturities of three months or less at date of purchase.

Marketable Securities
---------------------

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

Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash, cash equivalents, marketable securities and forward exchange contracts approximates fair value. The fair value of Data I/O's marketable securities is based upon the quoted market price on the last business day of the fiscal year plus accrued interest, if any.

Accounts Receivable
-------------------

The majority of Data I/O's accounts receivable are due from companies in the electronics manufacturing industries. Credit is extended based on an evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are typically due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. Data I/O determines our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Data I/O's previous loss history, the customer's current ability to pay their obligation to Data I/O, and the condition of the general economy and the industry as a whole. Data I/O writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest is allowed to accrue, according to our standard sales terms, beginning on the day after the due date of the receivable. However, interest income is subsequently recognized on these accounts either to the extent cash is received, or when the future collection of interest and the receivable balance is considered probable by management.

Inventories
-----------

Inventories are stated at the lower of cost or market with cost being the currently adjusted standard cost, which approximates cost on a first-in, first-out basis. We evaluate the need for inventory reserves associated with obsolete, slow-moving, excess and non-salable inventory by reviewing current transactions and forecasted product demand. We evaluate our inventories on an item by item basis and establish reserves accordingly. See Note 6.

Property, Plant and Equipment
-----------------------------

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

Long-lived assets are evaluated on an annual basis for impairment. Based on this evaluation, no impairment was noted for the years ended December 31, 2005, 2004, and 2003.

Revenue Recognition
-------------------

Sales of Data I/O's semiconductor programming equipment products requiring installation by us that is other than perfunctory were previously recorded when installation was complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. Beginning in the third quarter of 2005, Data I/O began recognizing revenue for these products at the time of shipment. We began recognizing revenue at the time of shipment after we determined that our programming equipment have reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be considered a separate element. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements pursuant to EITF 00-21, "Revenue Arrangements with Multiple Deliverables," and recognize revenue when the criteria for revenue recognition have been met for each element according to SAB 104, "Revenue Recognition." The amount of revenue recognized is affected by our judgments as to the collectibility of the transaction or whether an arrangement includes multiple elements and if so, whether specific objective evidence of fair value exists for those elements.

Installation that is considered perfunctory includes any installation that can be performed by other parties, such as distributors, other vendors, or in most cases the customers themselves. This takes into account the complexity, skill, and training needed as well as customer expectations regarding installation. The revenue related to products requiring installation that is perfunctory is recognized at the time of shipment provided that persuasive evidence of an arrangement exists, shipment has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period, which is typically one year. We establish a reserve for sales returns based on historical trends in product returns and estimates for new items. Sales were recorded net of associated sales return reserves, which were $150,000, $250,000, and $300,000 at December 31, 2005, 2004, and 2003, respectively.

Data I/O's software products are not normally sold separately from sales of programming systems. However, on those occasions where we sell software separately, we recognize revenue when a sales agreement exists, when delivery has occurred, when the fee is fixed or determinable, and when collection is probable.


Research and Development
------------------------

Research and development costs are expensed as incurred.

Advertising Expense
-------------------

Data I/O expenses advertising costs as incurred. Total advertising expenses were approximately $238,000, $273,000, and $248,000 in 2005, 2004, and 2003,
respectively.

Warranty Expense
----------------

Data I/O records a liability for an estimate of costs that it expects to incur under our basic limited warranty when product revenue is recognized. Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. We periodically assess the adequacy of our warranty liability based on changes in these factors. Data I/O normally warrants our products against defects for periods ranging from ninety days to one year. The FlashPAK, which at introduction, carried a three-year warranty on some components, now have a one year warranty. We provide currently for the estimated cost that may be incurred under our product warranties. Data I/O records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts. Service costs are expensed as incurred.

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share exclude any dilutive effects of stock options. Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period. Options to purchase 396,181 shares of common stock were outstanding as of December 31, 2005, but were excluded from the computation of diluted EPS for the period then ended because the options were anti-dilutive. Options to purchase 1,439,488 shares of common stock as of December 31, 2004 were excluded from EPS as their effect was anti-dilutive.

Diversification of Credit Risk
------------------------------

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

Derivatives
-----------

Data I/O accounts for our derivatives using SFAS No. 133, "Accounting for Derivatives and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value.

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All of our hedging instruments are fair value hedges. Generally, these contracts have maturities less than one year and require us to exchange foreign currencies for U.S. dollars at maturity. The estimated fair value gain (loss) of the open hedge contracts as of December 31, 2005 is a liability of $3,000 and is included in accounts payable on the balance sheet.

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

New Accounting Pronouncements
-----------------------------

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

In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement changes the requirements for the accounting for and reporting of a change in accounting principle. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We have not yet assessed the effect of this Statement on Data I/O.


NOTE 2 - CLASSIFICATIONS

Certain prior periods' balances have been reclassified to conform to the presentation used in the current period.


NOTE 3 - PROVISION FOR BUSINESS RESTRUCTURING

During 2005, we took restructuring related charges of $96,000 primarily related to severance and completing actions that had been started in the second half of 2004. This aligned management operations with the changes made in 2004 to control costs in North America and Europe; and the need to build staff serving China and Eastern Europe.

At December 31, 2005, $33,000 remained as accrued but unpaid restructure charges, which will be paid in 2006.

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

During 2003, we completed the restructuring that began during 2001, which included actions taken to reduce the level of revenue required for our net income breakeven point and realign Data I/O with our market opportunities. This restructuring included the following: a reduction in our global workforce; discontinuance or reallocation of numerous projects and activities not essential to our long-term goals; streamlining discretionary activities; consolidation of numerous functions across the organization to create a team, which was more productive and able to respond faster to global customer needs; and closure of a facility in Germany and moving our operations to other locations within Data I/O. We required this operational repositioning because of the impact of the economic slowdown and the decline in capital spending across a high number of customer groups on general demand for programming equipment over the past few years. Our level of revenue required for our net income breakeven point increased in 2003, primarily due to cost increases resulting from the impact of the weaker dollar on foreign currency based costs and from personnel costs due to raises, incentive compensation and selective hiring of individuals with critical skills to help position us as the continuing technology leader in our market.

At December 31, 2003 all restructuring expenses associated with the activities detailed for 2002 and 2001 had been paid and the excess expense accrual of $39,000 was reversed during 2003.

An analysis of the restructuring is as follows (in thousands):

                               2004            2004          Reserve           2005             2005           Reserve
                             Expenses       Payments/      Balance at        Expenses        Payments/        Balance at
 Description                                Write-offs    Dec. 31, 2004                      Write-offs     Dec. 31, 2005
 ------------------------------------------------------------------------------------------------------------------------
 Downsizing U.S.
 Operations:
    Employee severance         $310            $256            $54              $81             $117              $18

    Redmond facility             10               8              2                -                2                -
    consolidation

    Consulting and legal         15              15              -               15               15                -
    expenses

    Downsizing foreign
    operations                  227             196             30                -               15               15

                           ------------   ------------    ------------    ------------       ------------     ------------
 Total                         $562            $475            $86              $96             $149              $33
                           ============   ============    ============    ============       ============     ============


NOTE 4 - MARKETABLE SECURITIES

The estimated fair value of marketable securities consisted of the following (in thousands):

                                                  Dec. 31,           Dec. 31,
                                                   2005                2004
                                              -------------      -------------

         Corporate bonds                         $     -            $   787
         Taxable auction securities                  800                250
                                              -------------      -------------
                                                 $   800            $ 1,037
                                              =============      =============

At December 31, 2005, cost approximated market value for Data I/O's portfolio of marketable securities and there were no significant unrealized gains or losses. The marketable securities are all classified as current assets due to their maturity date or because of the available for sale holding intent, as in the case of corporate bonds which had a maturity date in the second quarter of 2005. The cost of securities sold is determined by the specific identification method.

NOTE 5 - ACCOUNTS RECEIVABLE, NET

Receivables consist of the following (in thousands):

                                                                  Dec. 31,           Dec. 31,
                                                                   2005                2004
                                                              -------------      -------------
     Trade accounts receivable                                     $6,993              $4,644
     Less allowance for doubtful receivables                          165                 155
                                                              -------------      -------------
                 Trade accounts receivable, net                    $6,828              $4,489
                                                              =============      =============


Trade receivables relate to sales to Data I/O customers, for which credit is extended based on the customer's credit history. Changes in Data I/O's allowance for doubtful accounts are as follows (in thousands):

                                                                  Dec. 31,           Dec. 31,
                                                                   2005                2004
                                                              -------------      -------------
    Beginning balance                                              $155               $202
                Bad debt expense (reversal)                          64                (37)
                Accounts written-off                                (64)               (10)
                Recoveries                                           10                  -
                                                              -------------      -------------
    Ending balance                                                 $165               $155
                                                              =============      ==============


NOTE 6 - INVENTORIES

Net inventories consisted of the following components (in thousands):

                                                           Dec. 31,           Dec. 31,
                                                            2005                2004
                                                       -------------      -------------
    Raw material                                           $2,076                $2,381
    Work-in-process                                           767                   899
    Finished goods                                            686                   859
                                                       -------------      -------------
    Inventories                                            $3,529                $4,139
                                                       =============      ==============


Reserves for excess and obsolete inventory were $1,539,000 and $1,915,000 at December 31, 2005 and December 31, 2004, respectively. The $376,000 decline in the reserve related primarily to scrapping and disposal of the related inventory with a reversal of $158,000 in cost of goods sold related to items sold. Our inventory reserve addresses excess and obsolete inventories. The reserve is not part of a current lower of cost or market ("LOCOM") evaluation or provision as the company uses a standard costing system and any associated LOCOM write down would be permanently made to the item cost. Our reserve generally results in items being scrapped or disposed of for a small salvage value; however, some inventory does get eventually used and sold, in which case the reserve would be credited back to cost of goods sold.

NOTE 7 - SALE - LEASEBACK

In May 1997, Data I/O completed the sale of the land and building comprising our Redmond, Washington, corporate headquarters. The sale included a 10-year leaseback of the building to Data I/O. The sale represented an overall pre-tax gain to Data I/O of $5.6 million. Of this amount, we recognized $2.3 million in 1997, with the remainder being amortized over the life of the lease ending in 2006.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following (in thousands):


                                                    Dec. 31,          Dec. 31,
                                                     2005               2004
                                                -------------      -------------
   Leasehold  improvements                            $343               $291
   Equipment                                         9,935             10,065
                                                -------------      -------------
                                                    10,278             10,356
   Less accumulated depreciation                     8,004              8,386
                                                -------------      -------------
   Property, plant and equipment, net               $2,274             $1,970
                                                =============      =============


Total depreciation recorded for 2005, 2004, and 2003 was $1,107,000, $922,000, and $602,000, respectively.


NOTE 9 - OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

                                                   Dec. 31,          Dec. 31,
                                                    2005               2004
                                               -------------      -------------
    Product warranty liability                       $459               $494
    Sales return reserve                              150                250
    Other                                             491                382
                                               -------------      -------------
    Other accrued liabilities                      $1,100             $1,126
                                               =============      =============

The changes in Data I/O's product warranty liability are as follows (in thousands):

                                                   Dec. 31,          Dec. 31,
                                                    2005               2004
                                               -------------      -------------
    Liability, beginning of year                     $494              $563
    Net expenses                                      810               896
    Warranty claims                                  (810)             (896)
    Accrual revisions                                 (35)              (69)
                                               -------------      -------------
    Liability, end of year                           $459              $494
                                               =============      =============

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

For the years ending December 31, (in thousands):

                                         Purchase                  Operating
                                      obligations                     leases
                                    ----------------           ----------------

       2006                                  $620                     $1,512
       2007                                   854                        249
       2008                                     -                        143
       2009                                     -                         18
       2010 and thereafter                      -                          -
                                    ----------------           ----------------
       Total                               $1,474                     $1,922
                                    ================           ================

Lease and rental expense before the deduction for the amortization of the deferred gain was $1,227,000, $1,610,000, and $1,476,000 in 2005, 2004, and
2003, respectively. Data I/O has renewal options on substantially all of our major leases. The initial lease on the Redmond facility expires on December 31, 2006. On February 28, 2006, Data I/O and our current landlord concurrently entered into a termination agreement for the Redmond headquarters facility lease and a five year lease agreement for an approximately 40,000 square foot office space also located in Redmond, Washington. We anticipate a mid-year move of our corporate headquarters to this new location. We also expect to enter into a new lease agreement during the first quarter of 2006 for our offices in Shanghai, China.

NOTE 11 - STOCK AND RETIREMENT PLANS

Stock Option Plans
------------------

At December 31, 2005, there were 1,436,091 shares of Common Stock reserved for issuance of which 280,646 shares are available for future grant under Data I/O's employee stock option plans. Pursuant to these plans, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years. Certain options granted during 1998 and 1999 vest over two years. Options granted under the plans generally have a maximum term of six years from the date of grant, except for certain options granted in January 1999, which have a maximum term of ten years.

Employee Stock Purchase Plan
----------------------------

Under the Employee Stock Purchase Plan, eligible employees may purchase shares of Data I/O's Common Stock at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 2005, 2004 and 2003, a total of 57,076, 61,221, and 194,477 shares, respectively, were purchased under the plan at average prices of $2.31, $2.52, and $0.61 per share, respectively. At December 31, 2005, a total of 157,687 shares were reserved for future issuance.

Stock Appreciation Rights Plan
------------------------------

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

Director Fee Plan
-----------------

Data I/O has a Director Fee Plan, not currently in use, which had provided for payment to directors who are not employees of Data I/O Corporation by delivery of shares of Data I/O's Common Stock. No shares were issued from the plan for 2005, 2004, or 2003 board service and 151,332 shares remain available in the plan.

Retirement Savings Plan
-----------------------

Data I/O has a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer their pre-tax salary, subject to IRS limitations. In fiscal years 2005, 2004 and 2003, Data I/O contributed one dollar for each dollar contributed by a participant, with a maximum contribution of 4% of a participant's earnings. Data I/O's matching contribution expense for the savings plan was approximately $182,000, $178,000, and $161,000 in 2005, 2004, and 2003, respectively.

Share Repurchase Program
------------------------

Under a previously announced share repurchase program, Data I/O is authorized to repurchase up to 1,123,800 shares of our outstanding Common Stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. In years prior to 2005, we have repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. We have not repurchased shares under this plan since the second quarter of 1997, although we still have the authority to do so.

NOTE 12- STOCK-BASED COMPENSATION

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if Data I/O had accounted for our employee stock options, employee stock purchase plan options and directors' fee shares under the fair value method of that Statement (see Note 1). The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions:

                                      Employee Stock                   Employee Stock                       Director
                                         Options                        Purchase Plan                       Fee Plan
                              -------------------------------  --------------------------------  -------------------------------
                                2005       2004       2003       2005       2004       2003        2005       2004       2003
                              ---------  ---------  ---------  ---------  ---------  ----------  ---------  ---------  ---------
Risk-free interest rates        3.72%      3.44%      2.21%      2.00%      1.15%       1.14%       N/A        N/A        N/A
Volatility factors               .79       1.03       1.03        .91       1.04         .97        N/A        N/A        N/A
Expected life of the option     4.61       4.35       4.31        .50        .50         .50        N/A        N/A        N/A
     in years
Expected dividend yield         None       None       None       None       None       None        None       None       None


For purposes of pro forma disclosures, the estimated fair value of the options granted, which is estimated to be $1.61, $2.15, and $1.01 per share for 2005, 2004 and 2003, respectively, is amortized to expense over the options' vesting period.

A summary of Data I/O's stock option activity, and related information follows:

                                          December 31, 2005              December 31, 2004              December 31, 2003
                                     ----------------------------    --------------------------    -----------------------------
                                                      Weighted-                     Weighted-                       Weighted-
                                                       Average                       Average                         Average
                                                      Exercise                      Exercise                         Exercise
                                       Options          Price         Options         Price          Options          Price
                                    --------------- --------------  -------------  ------------   --------------- ---------------
Outstanding at beginning of year      1,439,488          $2.27       1,326,805        $2.25         1,141,412          $2.56
   Granted                              295,500           2.52         313,000         2.91           299,500           1.39
   Exercised                           (421,945)          1.99         (27,179)        1.64           (14,408)          2.40
   Expired or forfeited                (157,598)          2.47        (173,138)        3.28           (99,699)          3.10
                                    ---------------                 -------------                 ---------------
Outstanding - end of year             1,155,445                      1,439,488         2.27         1,326,805           2.25
                                    ===============                 =============                 ===============
Exercisable at end of year              652,573          $2.44         907,533        $2.34           829,572          $2.52


The following table summarizes information about stock options outstanding at December 31, 2005:

                                        Options Outstanding                              Options Exercisable
                       ------------------------------------------------------      ---------------------------------
                                            Weighted-
                                             Average           Weighted-                              Weighted-
                                            Remaining           Average                                Average
      Range of              Number         Contractual         Exercise               Number          Exercise
   Exercise Prices       Outstanding      Life in Years          Price             Exercisable          Price
                        -------------    ---------------     --------------       -------------     -------------
    $1.00 - $1.25           187,224            3.14               $1.04              124,043             $1.06
    $1.33 - $1.89           189,245            2.49                1.42              161,755              1.42
    $1.94 - $2.49           282,132            4.72                2.43               89,118              2.33
    $2.24 - $3.04           302,294            4.66                2.82              101,419              2.84
    $3.13 - $5.16           194,550            1.24                4.66              176,238              4.17
                        -------------                                             -------------
    $1.00 - $5.16         1,155,445            3.49               $2.42              652,573             $2.44
                        =============                                             =============


NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Ending accumulated balances for each item in accumulated other comprehensive income are as follows:

(in thousands)                                             Dec 31,                 Dec 31,
                                                            2005                    2004
                                                        -------------           -------------
Unrealized currency gain                                    $312                    $493
Unrealized loss on marketable securities                      (1)                     (6)
                                                        -------------           -------------
Total accumulated other comprehensive income                $311                    $487
                                                        =============           =============


NOTE 14- INCOME TAXES

Data I/O accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Components of income (loss) before taxes:

                                                                        Year Ended December 31,
                                                           ---------------------------------------------------
(in thousands)                                                 2005               2004              2003
                                                           --------------    ---------------   ----------------
     U.S. operations                                           $541               $329              $698
     Foreign operations                                         161               (435)              641
                                                           --------------    ---------------   ----------------
                                                               $702              ($106)           $1,339
                                                           ==============    ===============   ================


Income tax expense (benefit) consists of:
     Current tax expense (benefit):
         U.S. federal                                         $   -             $    -              $  -
         State                                                    5                  -                 -
         Foreign                                                115                (14)               33
                                                           --------------    ---------------   ----------------
                                                                120                (14)               33
     Deferred tax expense (benefit) - U.S. federal                -                  -                 -
                                                           --------------    ---------------   ----------------
            Total income tax expense (benefit)                $ 120               ($14)             $ 33
                                                           ==============    ===============   ================


A reconciliation of Data I/O's effective income tax rate and the U.S. federal tax rate is as follows:

                                                                        Year Ended December 31,
                                                          ------------------------------------------------
                                                             2005               2004               2003
                                                          -----------       ------------        ----------
     Statutory rate                                          34.0%              34.0%              34.0%
     State and foreign income tax, net of
        federal income tax benefit                           (0.1)              27.9              (13.7)
     Valuation allowance for deferred tax assets            (16.8)             (48.8)             (17.9)
                                                          -----------       ------------        ----------
                                                             17.1%              13.1%               2.4%
                                                          ===========       ============        ============


The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below (in thousands):

                                                                           Dec. 31,             Dec. 31,
                                                                             2005                2004
                                                                        ---------------     ---------------
Deferred income tax assets:
     Allowance for doubtful accounts                                        $   15              $    24
     Inventory and product return reserves                                     853                1,143
     Compensation accruals                                                     189                  155
     Accrued liabilities                                                       532                  573
     Book-over-tax depreciation and amortization                               799                  743
     Foreign net operating loss carryforwards                                  259                  194
     U.S. net operating loss and credit carryforwards                        7,149                6,969
     Other, net                                                                  7                    6
                                                                        ---------------     ---------------
                                                                             9,803                9,807
     Valuation allowance                                                    (9,803)              (9,807)
                                                                        ---------------     ---------------
         Total deferred income tax assets                                   $    -              $     -
                                                                        ===============    ================

The valuation allowance for deferred tax assets decreased $4,000 during the year ended December 31, 2005, due primarily to the 2005 book net income that allowed the utilization of tax deferred assets reducing the related valuation allowance. The valuation allowance for deferred tax assets increased $107,000 during the year ended December 31, 2004, due primarily to the 2004 net operating losses generated that have been reserved for by increasing the valuation allowance. The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding Data I/O's ability to utilize such assets in future years. Credit carryforwards consist primarily of research and experimental and alternative minimum tax credits. Net operating loss carryforwards expire in 2019 to 2025. Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE 15 - SEGMENT AND GEOGRAPHIC INFORMATION

In 2005, no customer accounted for 10% of Data I/O's consolidated revenues and in 2004 and 2003, one customer, Siemens, accounted for 14.5% and 18.0% of Data I/O's consolidated revenues, respectively, and no other customer accounted for more than 10%. Major operations outside the U.S. include sales and service support subsidiaries in Germany, Brazil, Canada and China.

We present geographic information of our operations for the three years ended December 31, 2005 in the table that follows. Net sales, as shown in the table below, are based upon the geographic area into which the products were sold and delivered. Export sales are subject to U.S. Department of Commerce regulations, and to the market conditions in the countries in which the products are sold. For purposes of the table below, the profit on the transfers between geographic areas has been shown in operating income in the geographic area where the final sale to non-affiliated customers took place. Certain general corporate expenses are charged to the U.S. segment. Identifiable assets are those assets that can be directly associated with a particular geographic area. All Company financial instruments, consisting of cash and marketable securities, are included in U.S. operations.

                                                           Year Ended December
                                    ------------------------------------------------------------------
    (in thousands)                       2005                    2004                       2003
                                    ---------------          --------------           ----------------
    Net sales:
         U.S.                           $6,386                   $5,434                   $7,263
         Europe                         11,340                   11,156                   10,678
         Rest of World                  10,595                   10,720                    6,746
                                    ---------------          --------------           ----------------
                                       $28,321                  $27,310                  $24,687
                                    ===============          ==============           ================


    Included in Europe and Rest of World are
    the following significant balances:
         Germany                        $8,510                   $8,989                   $8,765
         China                          $4,458                   $2,986                   $3,149

    Operating income (loss):
         U.S.                            ($394)                 ($1,526)                   ($709)
         Europe                          1,715                    2,824                    2,848
         Rest of World                    (696)                  (1,369)                    (775)
                                    ---------------          --------------           ----------------
                                          $625                     ($71)                  $1,364
                                    ===============          ==============           ================

    Identifiable assets:
         U.S.                           $8,351                   $9,202                  $11,128
         Europe                          4,882                    4,577                    3,949
         Rest of World                   4,904                    4,068                    3,023
                                    ---------------          --------------           ----------------
                                       $18,137                  $17,847                  $18,100
                                    ===============          ==============           ================



NOTE 16 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth unaudited selected quarterly financial data for Data I/O for 2005 and 2004. Although our business is not seasonal, growth rates of sales and earnings have varied from quarter to quarter as a result of factors such as stocking orders from international distributors, the timing of new product introductions, business restructuring, and short-term industry and general U.S. and international economic conditions. Information as to any one or more quarters is, therefore, not necessarily indicative of trends in our business or profitability.

(in thousands except per share data)                                           Year Ended December 2005
                                                           -----------------------------------------------------------------
For the quarters ended                                        Mar 31          June 30          Sept 30            Dec 31
                                                           -------------    -------------    -------------     -------------
     Net sales(4)                                              $6,737           $6,642           $6,587            $8,355
     Gross margin                                               4,014            3,933            3,756             4,388
     Net income (loss) (2)                                         39               53              127               363
     Basic and diluted earnings per share (1)                  $ 0.00           $ 0.01           $ 0.02            $ 0.07



                                                                               Year Ended December 2004
(in thousands except per share data)
                                                           -----------------------------------------------------------------
For the quarters ended:                                       Mar 31          June 30          Sept 30            Dec 31
                                                           -------------    -------------    -------------     -------------
     Net sales(3)                                              $6,834           $6,896           $7,765            $5,815
     Gross margin                                               3,713            3,510            4,232             3,129
     Net income (loss) (2)                                        296              103               93              (584)
     Basic and diluted earnings (loss) per share (1)           $ 0.04           $ 0.01           $ 0.01            ($0.07)


(1) The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

(2) The Company recorded restructure charges of $55,000, $17,000, and $24,000 in the second, third and fourth quarters of 2005, respectively, and $70,000, $432,000 and $60,400 in the second, third and fourth quarters of 2004, respectively, for charges associated primarily with severance related charges and a small office closure.

(3) The loss in the fourth quarter of 2004 was primarily related to the quarter's decline in sales to customers in the wireless market.

(4) Beginning in the third quarter of 2005, we began recognizing revenue for certain equipment requiring installation at the time of shipment. See Note
     1.



NOTE 17 - LONG-TERM DEBT

As of December 31, 2005 and December 31, 2004, Data I/O had no long-term debt outstanding. Data I/O established a foreign line of credit for 50,000 Euros in February 2002 that was renewed in January 2003 but not renewed in January 2004.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

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

(b)  Changes in internal controls.

There were no changes made in our internal controls during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

We have recently acquired and are currently implementing a new worldwide information system that will result in changes to our internal controls. Our corporate office began use of the new system in February 2006. We are now in the process of implementing the new system at our subsidiary locations. We intend to include process and internal control improvements as part of the implementation process.


ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Information regarding the Registrant's directors is set forth under "Election of Directors" in Data I/O's Proxy Statement relating to Data I/O's annual meeting of shareholders to be held on May 24, 2006 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of Data I/O's year-end. Information regarding the Registrant's executive officers is set forth in Item 1 of Part I herein under the caption "Executive Officers of the Registrant."

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

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Information called for by Part III, Item 11, is included in Data I/O's Proxy Statement relating to Data I/O's annual meeting of shareholders to be held on May 24, 2006 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Executive Compensation." Such Proxy Statement will be filed within 120 days of Data I/O's year-end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Part III, Item 12, is included in Data I/O's Proxy Statement relating to Data I/O's annual meeting of shareholders to be held on May 24, 2006 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption "Voting Securities and Principal Holders." Such Proxy Statement will be filed within 120 days of Data I/O's year-end.

Equity Compensation Plan Information
------------------------------------

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2005. See Notes 11 and 12 of "Notes to Consolidated Financial Statements."


                                (a) Number of securities                                   (c) Number of securities remaining
                                 to be issued upon the         (b) Weighted-average        available for future issuance under
                                 exercise of outstanding       exercise price of           equity compensation plans
                                 options, warrants and         outstanding options,        (excluding securities reflected in
                                 rights                        warrants and rights         column (a))
                                 ------------------------      ---------------------       -----------------------------------
Equity compensation plans
approved by the security
holders(1)(3)                           1,182,641                      $2.41                          562,469

Equity compensation plans
not approved by the security
holders(2)                                     0                      $0.00                                 0

(1)  Represents  shares of Data I/O's Common Stock issuable pursuant to our 2000
     Stock  Incentive  Compensation  Plan, 1986 Stock Option Plan, 1992 Employee
     Stock Purchase Plan, and Director Fee Plan.

(2) Director option grant represents a one-time option grant to Directors in May 1998 prior to shareholder approval of an option plan covering
     Directors.

(3) Stock Appreciation Rights Plan ("SAR") provides that directors, executive officers or holders of 10% or more of Data I/O's Common Stock have an accompanying SAR with respect to each exercisable option. While the plan has been approved by the security holders, no amounts are included in columns (a), (b), or (c) relating to the SAR.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPLE ACCOUNTING FEES AND SERVICES

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned "Principal Accountant's Fees and Services" in the Proxy Statement relating to Data I/O's annual meeting of shareholders to be held on May 24, 2006. Such Proxy Statement will be filed within 120 days of Data I/O's year-end.

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

(1)  Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.17.

(2) Amended and Restated Retirement Plan and Trust Agreement. See Exhibit 10.2, 10.3, 10.4, 10.8, 10.11, 10.12, and 10.13.

(3)  Summary of Amended and Restated Management Incentive Compensation Plan. See
     Exhibit 10.9.

(4)  Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.

(5)  Amended and Restated 1986 Stock Option Plan. See Exhibit 10.15.

(6)  Form of Change in Control Agreements. See Exhibit 10.21 and 10.22.

(7)  1996 Director Fee Plan. See Exhibit 10.14.

(8)  Letter Agreement with Frederick R. Hume. See Exhibit 10.16.

(9) Amended and Restated 2000 Stock Compensation Incentive Plan. See Exhibit 10.18.

(10) Form of Option Agreement. See Exhibit 10.20.

(11) Data I/O Corporation Tax Deferral Retirement Plan. See Exhibit 10.19 and 10.24.

(12) Harald Weigelt Employment Agreement. See Exhibit 10.23.


(a)  List of Documents Filed as a Part of This Report: Page

     (1)  Index to Financial Statements:

          Report of Independent Registered Public Accounting Firm            26

          Consolidated Balance Sheets as of December 31, 2005
          and 2004                                                           27

          Consolidated Statements of Operations for each of the
          three years ended December 31, 2005                                28

          Consolidated Statements of Cash Flowsfor each of the
          three years ended December 31, 2005                                29

          Consolidated Statement of Stockholders' Equity for
          each of the three years ended December 31, 2005                    30

          Notes to Consolidated Financial Statements                         31

     (2)  Index to Financial Statement Schedules:

          Schedule II - Consolidated Valuation and Qualifying Accounts       52

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

               3.2 Data I/O's Bylaws as amended and restated as of February 2006.

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

               10.16  Letter Agreement with Fred R. Hume dated January 29, 1999.

               10.17 Amended and Restated 1982 Employee Stock Purchase Plan dated May 16, 2003 (Incorporated by reference to Data I/O's 2003 Proxy Statement dated March 31, 2003).

               10.18 Amended and Restated 2000 Stock Compensation Incentive Plan dated May 20, 2004 (Incorporated by reference to Data I/O's 2004 Proxy Statement dated April 12, 2004).

               10.19 Data I/O Corporation Tax Deferral Retirement Plan, as amended (Incorporated by reference to Data I/O's 2004 Annual Report on Form 10-K (File No. 0-10394)).

               10.20 Form of Option Agreement (Incorporated by reference to Data I/O's 2004 Annual Report on Form 10-K
                      (File No. 0-10394)).

               10.21 Change in Control Agreement with Fred R. Hume dated April 22, 2004 (Incorporated by reference to Data I/O's 2004 Annual Report on Form 10-K (File No. 0-10394)).

               10.22 Change in Control Agreement with Joel S. Hatlen dated April 22, 2004 (Incorporated by reference to Data I/O's 2004 Annual Report on Form 10-K (File No. 0-10394)).

               10.23  Harald Weigelt Employment Agreement.

               10.24 Data I/O Corporation Tax Deferral Retirement Plan, as amended.

               10.25 Lease Termination Agreement dated February 28, 2006 (Redmond Headquarters).

               10.26 Lease, Redmond East Business Campus between Data I/O Corporation and Carr Redmond PLCC dated February 28, 2006.

               21.1   Subsidiaries of the Registrant

               23.1   Consent of Independent Registered Public Accounting Firm

          31   CERTIFICATION - SECTION 302:

               31.1   Chief Executive Officer Certification
               31.2   Chief Financial Officer Certification

          32   CERTIFICATION - SECTION 906:

               32.1   Chief Executive Officer Certification
               32.2   Chief Financial Officer Certification

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  DATA I/O CORPORATION
                                                      (REGISTRANT)

DATED:   March 29, 2006                        By: //S//Frederick R. Hume
                                                  ------------------------
                                                    Frederick R. Hume
                                          President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME & DATE                                TITLE
-----------                                -----

By: /s/ Frederick R. Hume                  President and Chief Executive Officer
    --------------------------             (Principal Executive Officer)
    Frederick R. Hume

By: /s/ Joel S. Hatlen                     Chief Financial Officer
    --------------------------             Vice President of Finance
    Joel S. Hatlen                         Secretary, Treasurer
                                           (Principal Financial and Accounting
                                           Officer)

By: /s/ Paul A. Gary                       Director
    --------------------------
    Paul A. Gary

By: /s/ Edward D. Lazowska                 Director
    --------------------------
    Edward D. Lazowska

By: /s/ Daniel A. DiLeo                    Director
    --------------------------
    Daniel A. DiLeo

By: /s/ Steven M. Quist                    Director
    --------------------------
    Steven M. Quist

By: /s/ William R. Walker                  Director
    --------------------------
    William R. Walker

                              DATA I/O CORPORATION

          SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


                                                                 Charged/
                                                                (Credited)
                                              Balance at         to Costs                            Balance at
                                               Beginning            and          Deductions-           End of
                                               of Period         Expenses          Describe            Period
                                            ----------------  ----------------  ---------------  --------------------
(in thousands)
Year Ended December 31, 2003:
     Reserves and allowances
        deducted from asset accounts:
           Allowance for bad debts                $187                $71             ($56) (1)          $202
           Inventory reserves                   $3,267               ($96)           ($875) (2)        $2,296

Year Ended December 31, 2004 :
     Reserves and allowances
        deducted from asset accounts:
           Allowance for bad debts                $202               ($37)            ($10) (1)          $155
           Inventory reserves                   $2,296               ($80)           ($301) (2)        $1,915

Year Ended December 31, 2005:
     Reserves and allowances
        deducted from asset accounts:
           Allowance for bad debts                $155                 64              (54)              $165
           Inventory reserves                   $1,915              ($158)           ($218)            $1,539


(1)  Uncollectable accounts written off, net of recoveries.
(2)  Obsolete inventories disposed of.