Form 10-Q
period 2006-03-31
DATA I/O CORP
filed 2006-05-15
CIK 351998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Or the transition period from ___________ to ______________

Commission File No. 0-10394

DATA I/O CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-0864123 (I.R.S. Employer Identification No.)

10525 Willows Road N.E.,
Redmond, Washington, 98052
(Address of principal executive offices, including zip code)

(425) 881-6444
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No

8,411,710 shares of no par value of the Registrant’s Common Stock were issued and outstanding as of May 10, 2006.

DATA I/O CORPORATION

FORM 10-Q
For the Quarter Ended March 31, 2006

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

	Mar. 31, 2006	Dec. 31, 2005

(in thousands, except share data)	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,282	$4,362
Marketable securities	800	800
Trade accounts receivable, less allowance for
doubtful accounts of $188 and $165	6,531	6,828
Inventories	3,993	3,529
Other current assets	376	329

TOTAL CURRENT ASSETS	14,982	15,848

Property and equipment - net	2,280	2,274
Other assets	84	15

TOTAL ASSETS	$17,346	$18,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,415	$1,608
Accrued compensation	1,124	1,249
Deferred revenue	1,334	1,329
Other accrued liabilities	928	1,100
Accrued costs of business restructuring	13	33
Income taxes payable	132	147
Deferred gain on sale of property	291	388

TOTAL CURRENT LIABILITIES	5,237	5,854

COMMITMENTS	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	—	—
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,410,961
and 8,362,369 shares	19,615	19,408
Accumulated deficit	(7,948)	(7,436)
Accumulated other comprehensive income	442	311

TOTAL STOCKHOLDERS’ EQUITY	12,109	12,283

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,346	$18,137

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended	Mar. 31, 2006	Mar. 31, 2005

(in thousands, except share data)

Net sales	$6,413	$6,737
Cost of goods sold	3,003	2,723

Gross margin	3,410	4,014

Operating expenses:
Research and development	1,306	1,337
Selling, general and administrative	2,639	2,631

Total operating expenses	3,945	3,968

Operating income (loss)	(535)	46

Non-operating income (expense):
Interest income	43	23
Interest expense	—	(3)
Gain on sale	6	—
Foreign currency exchange	3	(21)

Total non-operating income (expense)	52	(1)

Income (loss) before income taxes	(483)	45
Income tax expense	29	6

Net income (loss)	($512)	$39

Basic and diluted earnings per share	($ 0.06)	$0.00

Weighted average shares outstanding - basic	8,386	8,154

Weighted average and potential shares outstanding - diluted	8,386	8,550

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the three months ended	Mar. 31, 2006	Mar. 31, 2005

(in thousands)

OPERATING ACTIVITIES:
Net income (loss)	($512)	$39
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	264	262
Write-off of assets	1	9
Gain on sale of fixed asset	(6)
Equipment transferred to cost of goods sold	154	162
Amortization of deferred gain on sale	(97)	(97)
Share-based compensation	102	—
Net change in:
Deferred revenue	14	(427)
Trade accounts receivable	349	(941)
Inventories	(455)	166
Other current assets	(46)	145
Accrued costs of business restructuring	(20)	(68)
Accounts payable and accrued liabilities	(481)	(697)
Security deposits	(45)	—

Net cash provided by (used in) operating activities	(778)	(1,447)

INVESTING ACTIVITIES:
Purchases of property and equipment	(318)	(287)
Net proceeds on sale of equipment	(6)	—
Acquisition of intangibles	(25)	—
Purchases of marketable securities	—	(290)

Net cash provided by (used in) investing activities	(349)	(577)

FINANCING ACTIVITIES:
Sale of common stock	58	70
Proceeds from exercise of stock options	47	22

Net cash provided by (used in) financing activities	105	92

Increase/(decrease) in cash and cash equivalents	(1,022)	(1,932)

Effects of exchange rate changes on cash	(58)	199
Cash and cash equivalents at beginning of year	4,362	5,534

Cash and cash equivalents at end of quarter	$3,282	$3,801

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of March 31, 2006 and March 31, 2005, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2005.

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the effect of SFAS 123(R). The total stock-based compensation amount for the three months ended March 31, 2006 was $102,000.

NOTE 2 — RECLASSIFICATIONS

Certain prior period balances may have been reclassified to conform to the presentation used in the current period.

NOTE 3 — INVENTORIES

Inventories consisted of the following components (in thousands):

	Mar. 31, 2006	Dec. 31, 2005

Raw material	$2,538	$2,076
Work-in-process	629	767
Finished goods	826	686

Inventories	$3,993	$3,529

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following components (in thousands):

	Mar. 31, 2006	Dec. 31, 2005

Leasehold improvements	$343	$343
Equipment	10,066	9,935

	10,409	10,278
Less accumulated depreciation	8,129	8,004

Property and equipment - net	$2,280	$2,274

NOTE 5 — BUSINESS RESTRUCTURING PROGRESS

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

During the first quarter of 2006, we paid out approximately $20,000 of the remaining 2005 previously accrued restructure charges as outlined above. As of March 31, 2006, restructuring charges of $13,000 remain accrued, which are expected to be paid in 2006.

NOTE 6 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

	Mar. 31, 2006	Dec. 31, 2005

Product warranty liability	$461	$459
Sales return reserve	145	150
Other	322	491

Other accrued liabilities	$928	$1,100

The changes in Data I/O’s product warranty liability are as follows (in thousands):

Mar. 31, 2006

Liability, beginning balance	$459
Net expenses	179
Warranty claims	(179)
Accrual revisions	2

Liability, ending balance	$461

NOTE 7 — EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per shares is calculated based on these same weighted average shares outstanding plus the effect of potential shares issuable upon assumed exercise of stock options based on the treasury stock method. Potential shares issuable upon the exercise of stock options are excluded from the calculation of diluted earnings per share to the extent their effect would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the first quarter

	2006	2005

Numerator for basic and diluted earnings per share:
Net income (loss)	($ 512)	$39

Denominator:
Denominator for basic earnings per share -
weighted-average shares	8,386	8,154
Employee stock options	—	396

Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions of stock options	8,386	8,550

Basic and diluted earnings (loss) per share
Total basic and diluted earnings (loss) per share	($ 0.06)	$0.00

The computation for the three months ended March 31, 2006 excludes 1,111,738 options to purchase common stock as the effect of their inclusion was anitdilutive. The computation for the three months ended March 31, 2005 excluded 234,944 options to purchase common stock as these options were antidilutive.

NOTE 8 — SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock option awards and employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”). Data I/O previously applied the provisions of APB No. 25 and related Interpretations and provided the required pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net income and net income per common share for the three months ended March 31, 2005. No share-based compensation expense was reflected in our results of operations for the three-month period ended March 31, 2005 as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, option forfeitures were accounted for as they occurred.

Data I/O’s pro forma information follows (in thousands, except per share data):

	Three Months Ended March 31, 2005

Net income - as reported	$39
Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax
effects	(91)

Net income (loss) - pro forma	($52)

Basic and diluted income per share - as reported	$ 0.0	0
Basic and diluted income (loss) per share - pro forma	( $0.0	1)

Data I/O adopted SFAS No. 123(R) using the modified prospective method beginning January 1, 2006. Accordingly, during the three-month period ended March 31, 2006, we recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For share-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R). For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures. The impact on our results of operations of recording share-based compensation for the three month period ended March 31, 2006 was a follows (in thousands):

	Three Months Ended Mar. 31, 2006

Costs of goods sold	$7
Research and development	23
Selling, general and administrative	72

Total share-based compensation expense	$102

Impact on net income (loss) per share:
Basic and diluted	($0.0	1)

Approximately $1,500 of share-based compensation was capitalized within inventory as of March 31, 2006.

At March 31, 2006, there were 1,414,695 shares of Common Stock reserved for issuance under Data I/O’s employee stock option plans with 302,957 shares available for grant. Pursuant to the stock option plans, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years. Options granted under the plans generally have a maximum term of six years from the date of grant. Under our Employee Stock Purchase Plan (“ESPP”), 130,491 shares were available for purchase at March 31, 2006. Under the ESPP, purchase options are granted every six months with a six month term and an exercise price equal to the lower of the fair market value of the Common Stock on the first or last day of the six month period, with a 15% discount.

The fair value of share-based awards for employee stock option awards and employee stock purchases made under our Employee Stock Purchase Plan were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used to calculate the fair value of options granted during the three months ended March 31, 2006 and 2005:

	Employee Stock Options		Employee Stock Purchase Plan

	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005

Risk-free interest rates	4.82%	4.09%	3.33%	2.26%
Volatility factors	.65	.90	.65	.90
Expected life of the option	4.77	4.60	.50	.50
in years
Expected dividend yield	None	None	None	None

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. We have not recently declared or paid any dividends and do not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. Expected volatility is based on the annualized daily historical volatility of the Company’s stock over a representative period and includes consideration of the implied volatility for comparable entities within our industry.

The weighted average grant-date fair value of options granted under our stock option plans during the three-month periods ending March 31, 2006 and March 31, 2005 was $2.48 and $2.25, respectively. The estimated fair value of purchase rights under the ESPP plan for the three-month periods ending March 31, 2006 and March 31, 2005 was $1.18 and $1.19, respectively.

The following table summarizes equity share-based payment award activity under our stock option plans for the three-month periods ended March 31, 2006 and 2005:

	March 31, 2006		March 31, 2005

	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Beginning balance	1,155,445	$2.42	1,439,488	$2.27
Granted	5,000	4.31	1,000	3.24
Exercised	(21,396)	2.15	(249,899)	1.87
Cancelled, expired or forfeited	(27,311)	4.00	(31,329)	3.00

Ending balance outstanding	1,111,738	$2.39	1,159,260	$2.34

Exercisable	675,223	$2.37	710,158	$2.47

The options outstanding and exercisable for equity share-based payment awards under our stock option plans as of March 31, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value

$1.00 - $1.25	184,037	2.89	$1.04	$641,656	131,768	$1.06	$457,233
$1.33 - $1.89	183,839	2.25	1.42	571,117	169,977	1.42	528,361
$1.94 - $2.49	277,194	4.50	2.43	581,378	99,809	2.35	217,496
$2.56 - $3.04	292,418	4.43	2.82	498,769	112,669	2.84	190,217
$3.13 - $4.69	174,250	1.05	4.07	89,503	161,000	4.11	76,886

$1.00 - $4.69	1,111,738	3.30	$2.39	$2,382,423	675,223	$2.37	$1,470,193

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company closing stock price of $4.53 at March 31, 2006, which would have been received by award holders had all award holders exercised their awards that were in-the-money as of that date. The aggregate intrinsic value of awards exercised during the three-month period ended March 31, 2006 was $41,000.

A summary of the status of the Company’s non-vested shares as of March 31, 2006 and changes during the three month period is as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value per share

Nonvested at January 1, 2006	502,872	$1.63
Granted	5,000	2.48
Vested	(61,046)	1.48
Forfeited	(10,311)	2.06

Nonvested at March 31, 2006	436,515	$1.66

As of March 31, 2006, there was $688,000 of total unrecognized cost related to nonvested share-based compensation arrangements granted under our stock option plans and stock purchase plan. That cost is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during the three month period was $90,000. As of March 31, 2006, there was $18,000 of total unrecognized cost related to the employee stock purchase plan which is expected to be recognized over a weighted average period of four months. The total fair value of ESPP shares vested during the three month period was $31,000.

NOTE 9 — COMPREHENSIVE INCOME (LOSS)

During the first quarter of 2006 and 2005 total comprehensive income (loss) was comprised of the following (in thousands):

	For the first quarter

	2006	2005

Net income (loss)	($512)	$ 39
Foreign currency translation loss	131	(91)
Unrealized gain on marketable securities	—	3

Total comprehensive income (loss)	($381)	($ 49)

NOTE 10 — FOREIGN CURRENCY TRANSLATION AND DERIVATIVES

Data I/O translates assets and liabilities of foreign subsidiaries at the exchange rate on the balance sheet date. We translate revenues, costs and expenses of foreign subsidiaries at average rates of exchange prevailing during the year. We charge our credit translation adjustments resulting from this process to other comprehensive income (a component of stockholders’ equity), net of taxes. Realized and unrealized gains and losses resulting from the effects of changes in exchange rates on assets and liabilities denominated in foreign currencies are included in non-operating expense as foreign currency transaction gains and losses.

Data I/O accounts for its hedging activities in accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value.

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by us are fair value hedges. Generally, these contracts have maturities less than one year and require us to exchange foreign currencies for U.S. dollars at maturity. The change in fair value of the open hedge contracts as of March 31, 2006 is an unrealized loss of $4,500 included in net loss for the first three months of 2006, and it is included in accounts payable on the balance sheet as of March 31, 2006.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding industry prospects or trends; expected level of expense; future results of operations or financial position; changes in gross margin; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Data I/O is under no duty to update any of these forward-looking statements after the date of this report. The reader should not place undue reliance on these forward-looking statements. The discussions above and in the section in Item 1A. Risk Factors “Cautionary Factors That May Affect Future Results” in the Company’s Annual report on Form 10-K for the year ended December 31, 2005 describe some, but not all, of the factors that could cause these differences.

OVERVIEW

Our primary goal is to manage the business to achieve profitable operations, while developing and enhancing products to drive revenue and earnings growth. Our challenge continues to be operating in a cyclical and challenging industry environment, while positioning Data I/O to take advantage of expected growth in capital spending. We began to see a recovery in growth in capital spending duing 2005. We expect that demand for programming capacity should improve in 2006, in part based on third party forecasted increased 2006 unit sales for the semiconductor industry, and the business outlook for target customer segments, which should provide improved business opportunities for Data I/O.

We are continuing our efforts to balance increasing costs and strategic investments in our business with the level of demand and mix of business we expect. We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, in-system programming (“ISP”) ImageWriter technology, and automated programming systems for the manufacturing environment, particularly the new FLX 500 desktop automated programming system, and extending the capabilities and support for our FlashCORE architecture and the ProLINE-RoadRunner and PS families. To better support our customers in their geographic areas and time zones, we are investing in tools and device support operations in Germany, India and Shanghai, China.

Our customer focus has been on strategic high volume manufacturers and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts and break into new markets, such as microcontrollers for the automotive market. We continue to expand our China operations to take advantage of the growth of manufacturing in China. We continue to focus on building a service business, expanding from our existing service operation model in Brazil. We also increased our efforts to recapture the Japanese market and have entered into a distribution agreement with Toyo Corporation in Japan which we launched in the first quarter of 2006. We continue our efforts to partner with the semiconductor manufacturers to better serve our mutual customers.

BUSINESS RESTRUCTURING PROGRESS

During 2005, we accrued restructuring charges that totaled $96,000 with a remaining balance of $33,000 at December 31, 2005. The restructuring charges related primarily to severance and completing actions that had been started in the second half of 2004. This aligned management operations with the changes made in 2004 to control costs in North America and Eastern Europe. During the first quarter of 2006, approximately $20,000 was paid out and no additional amounts were accrued. The balance at March 31, 2006 is $13,000. The remaining balance is expected to be paid out in 2006.

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2005 and have not materially changed as of March 31, 2006, with the exception of the following:

Stock-based Compensation: We estimate the fair value of stock options using the Black-Scholes valuation model consistent with the provisions of SFAS 123(R), SEC SAB 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). The Black-Scholes model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using a combination of historical and implied volatility of the Company’s common stock. Changes in the subjective assumptions required in the valuation model may significantly affect the estimated value of the awards, the related stock-based compensations expense and, consequently, our results of operations.

Results of Operations

Net Sales

(in thousands)
	First Quarter

Net sales by product line	2006	% Change		2005

Automated programming systems	$3,626	(9.7%	)	$4,017
Non-automated programming systems	2,787	2.5%		2,720

Total programming systems	$6,413	(4.8%	)	$6,737

	First Quarter

Net sales by location	2006	% Change		2005

United States	$1,814	(18.9%	)	$2,236
% of total	28.3%			33.2%

International	$4,599	2.2%		$4,501
% of total	71.7%			66.8%

The revenue decrease for the first quarter of 2006 compared to the first quarter of 2005 relates primarily to lower sales of our older legacy non-automated programmer products and ProLINE-RoadRunner products. We experienced reduced sales in the Americas, partially offset by sales growth in Germany and in China, however the increase in China sales was offset by declines in the rest of Asia. Programming centers and electronic manufacturing services (EMS) companies represented our main automation equipment customers. Orders booked during the first quarter of 2006 totaled $7.1 million, an 18% increase over the $6.0 million for first quarter of 2005. We increased our backlog of orders during the first quarter of 2006 from $1.2 million to $1.9 million with the increase in unshipped orders being due to later customer delivery requirements for follow on systems for semiconductor factory programming.

Domestic sales decreased approximately 18.9% in the first quarter of 2006, compared to the first quarter of 2005, primarily due to fewer ProLINE-RoadRunner products sales to automotive electronics businesses and lower sales of our legacy programmer products. International sales increased approximately 2.2% primarily as a result of the increase in wireless handset segment sales.

In 2006, we introduced our new FLX 500 desktop automated programming system, which we expect to start shipping in the second quarter, as well a new version of our ProLINE-RoadRunner for Siemens X Series. During 2005 other new products we began shipping included the PS 588 automated programming system and the ImageWriter 300, our ISP solution. We expect these products to increase our revenues; however, partially offsetting this expected increase is the continued trend of declining sales of our older non-automated product lines.

Gross Margin

(in thousands)
	First Quarter

	2006	2005

Gross Margin	$3,410	$4,014

Percentage of net sales	53.2%	59.6%

Gross margins decreased in both dollars and as a percentage of sales compared to the first quarter of 2005. The overall gross margin decrease in dollars and as a percentage of sales primarily relates to the decreased sales volume of higher margin ProLINE-RoadRunner and legacy programmer aftermarket products. Increased sales of our lower margin FlashPAK non-automated programmer partially offset the gross margin decrease in dollars. In addition, the first quarter of 2006 had $228,000 of less favorable or negative operations variances compared to the first quarter of 2005. Gross margins were unfavorably impacted by the low margins associated with our Brazil programming services operations.

Research and Development

(in thousands)
	First Quarter

	2006	2005

Research and development	$1,306	$1,337

Percentage of net sales	20.4%	19.8%

Research and development (“R&D”) spending for the first quarter 2006 compared to the first quarter 2005 decreased slightly in dollars, but increased as a percentage of sales due to the decline in sales level. During the first quarter of 2006 the new FLX 500 desktop automated handling system introduced in May was the major project cost initiative.

Selling, General and Administrative

(in thousands)
	First Quarter

	2006	2005

Selling, general & administrative	$2,639	$2,631

Percentage of net sales	41.2%	39.1%

Selling, general and administrative (“SG&A”) expenses were basically flat for the first quarter of 2006 compared to the first quarter of 2005. We experienced increased costs in our China operations of $143,000 and SG&A related stock option expense of $72,000 offset by reduced allocated facility costs of $66,000, reduced Sarbanes Oxley internal control project related costs of $40,000, and lower sales and marketing personnel costs.

Interest

(in thousands)
	First Quarter

	2006	2005

Interest income	$43	$23

Interest expense	$—	($3)

Interest income increased in the first quarter of 2006 compared to the same period in 2005 due higher investment returns.

Income Taxes

(in thousands)
	First Quarter

	2006	2005

Income tax expense (benefit)	$29	$6

Tax expense recorded for the first quarter of 2006 was due to foreign and state taxes. The tax effective rate differed from the statutory tax rate primarily due to no benefit being recognized for current losses and the taxes in countries without local net operating loss carryforwards. The tax valuation allowance increased by approximately $168,000 during the quarter. Data I/O has a valuation allowance of $9,971,000 as of March 31, 2006.

Financial Condition

Liquidity and Capital Resources

(in thousands)	Mar. 31, 2006	Change	Dec. 31, 2005

Working capital	$9,745	($ 249)	$9,994

At March 31, 2006, Data I/O’s principal sources of liquidity consisted of existing cash, cash equivalents and marketable securities. Our working capital decreased by $249,000 and our current ratio increased from 2.7 at December 31, 2005 to 2.9 at March 31, 2006.

Our cash and cash equivalents decreased by $1.1 million during the first quarter of 2006 primarily due to the increase in cash used for operating activities totaling approximately $780,000. Cash used for operations primarily included a $481,000 decrease in accounts payable and accrued liabilities, in particular payment of annual incentive compensation and pension contribution, as well as a $455,000 increase in inventory.

We used approximately $350,000 of cash in investing activities during the first quarter of 2006, with $310,000 used to purchase property, plant and equipment. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements throughout at least the next one year period. Capital expenditures for property, plant and equipment during 2006 are planned to be approximately $1 million, primarily related to the move to a new smaller leased headquarters building mid-year. Although we expect to make such expenditures, only $211,000 were purchase commitments at March 31, 2006. Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, we have required substantial working capital to fund our operations. Over the last few years, we restructured our operations to lower our costs and operating expenditures in geographic regions, while investing in other regions, and to lower the level of revenue required for our net income breakeven point, to preserve our cash position and to focus on profitable operations. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least the next one year period. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

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

For the quarter ending March 31, 2006 (in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Operating leases	$1,105	$1,672	$1,204	$101	$4,082
Commitments to suppliers	1,483	—	—	—	1,483
Other purchase commitments	331	10	—	—	341

Total	$2,919	$1,682	$1,204	$101	$5,906

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

The table below provides information about our marketable securities, including principal cash flows and the related weighted average interest rates (in thousands):

	Principal Cash Flows For Q2 2006	Estimated Fair Value at March 31, 2006	Principal Cash Flows to March 31, 2006	Estimated Fair Value at December 31, 2005

Taxable Auction Securities	$800	$800	$800	$800
	4.644%	4.644%	4.264%

Total portfolio value	$800	$800	$800	$800

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

At March 31, 2006, we had five forward contracts to sell Euros in exchange for $777,000 with rates ranging from 1.2017 to 1.2095, all scheduled to be due within the next quarter and the value at that date of $772,000.

Item 4.     Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, Data I/O evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to Data I/O (or its consolidated subsidiaries) required to be included in our periodic SEC filings and Form 8-K reports.

(b)	Changes in internal controls.

There were no changes made in our internal controls during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as described below.

During the first quarter of 2006, we implemented a new information system starting with our United States operations. Overall, we implemented similar process and system internal controls to those associated with our previous system and performed testing of the new system and reconciliations of the results. However changes to significant systems and processes like these may result in unforeseen or unknown items that may materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 1A.    Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the Risk Factors described in our Annual Report other than changes to the Risk Factors below entitled “Failure to successfully implement a new worldwide information system may adversely affect our operations and sales” and “Moving our headquarters and manufacturing operation may adversely affect our operations and sales.” These Risk Factor items, which were included in our Annual Report, have been changed to reflect additional discussion of the potential risks.

Failure to successfully implement a new worldwide information system may adversely affect our operations and sales.

We have recently acquired and are currently implementing a new worldwide information system. Our corporate office began use of the new system in February 2006. We are now in the process of implementing the new system at our subsidiary locations and additional modules and features in the United States. Our operations and financial results could be adversely affected if we are unable to complete the system implementation without significant interruptions in accounting systems, order entry, billing, manufacturing and other customer support functions. In addition, the costs associated with the implementation and training could exceed budgeted amounts and adversely affect our profitability and liquidity. Process changes and system operation could require additional resources and costs to be incurred on a current and ongoing basis. System implementation delays could cause difficulties in our complying with the internal controls assessment, reporting and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Moving our headquarters and manufacturing operation may adversely affect our operations and sales.

We anticipate moving our Redmond headquarters and manufacturing operation in mid-year 2006 from our current location to a smaller location in Redmond, Washington. Costs associated with the move, preparation of the facility, and acquisition and set up of systems, furnishings and equipment could adversely affect operating costs and liquidity. If we are not able to timely and successfully complete the move, our short-term ability to manufacture and ship products and our sales could be adversely affected.

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

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.18.

(2)	Amended and Restated Retirement Plan and Trust Agreement. See Exhibit 10.2, 10.3, 10.4, 10.8, 10.11, 10.12, and 10.13.

(3)	Summary of Amended and Restated Management Incentive Compensation Plan. See Exhibit 10.9.

(4)	Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.

(5)	Amended and Restated 1986 Stock Option Plan. See Exhibit 10.15.

(6)	Change in Control Agreements. See Exhibit 10.22 and 10.23.

(7)	1996 Director Fee Plan. See Exhibit 10.14.

(8)	Letter Agreement with Frederick R. Hume. See Exhibit 10.17.

(9)	Amended and Restated 2000 Stock Compensation Incentive Plan. See Exhibit 10.19.

(10)	Form of Option Agreement. See Exhibit 10.21.

(11)	Data I/O Corporation Tax Deferral Retirement Plan. See Exhibit 10.20.

3	Articles of Incorporation:

3.1	Data I/O’s restated Articles of Incorporation filed November 2, 1987 (Incorporated by reference to Exhibit 3.1 of Data I/O’s 1987 Annual Report on Form 10-K (File No. 0-10394)).

3.2	Data I/O’s Bylaws as amended and restated as of February 2006October 2003 (Incorporated by reference to Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

3.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 1 of Data I/O’s Registration Statement on Form 8-A filed March 13, 1998 (File No. 0-10394)).

4	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	Rights Agreement, dated as of April 4, 1998, between Data I/O Corporation and ChaseMellon Shareholder Services, L.L.C. as Rights Agent, which includes: as Exhibit A thereto, the Form of Right Certificate; and, as Exhibit B thereto, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 13, 1998).

4.2	Rights Agreement, dated as of March 31, 1988, between Data I/O Corporation and First Jersey National Bank, as Rights Agent, as amended by Amendment No. 1 thereto, dated as of May 28, 1992 and Amendment No. 2 thereto, dated as of July 16, 1997 (Incorporated by reference to Data I/O’s Report on Form 8-K filed on March 13, 1998).

4.3	Amendment No. 1, dated as of February 10, 1999, to Rights Agreement, dated as of April 4, 1998, between Data I/O Corporation and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (Incorporated by reference to Exhibit 4.1 of Data I/O’s Form 8-A/A dated February 10, 1999).

10	Material Contracts:

10.1	Amended and Restated 1983 Stock Appreciation Rights Plan dated February 3, 1993 (Incorporated by reference to Exhibit 10.23 of Data I/O’s 1992 Annual Report on Form 10-K (File No. 0-10394)).

10.2	Amended and Restated Retirement Plan and Trust Agreement (Incorporated by reference to Exhibit 10.26 of Data I/O’s 1993 Annual Report on Form 10-K (File No. 0-10394)).

10.3	First Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.21 of Data I/O’s 1994 Annual Report on Form 10-K (File No. 0-10394)).

10.4	Second Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.26 of Data I/O’s 1995 Annual Report on Form 10-K (File No. 0-10394)).

10.5	Purchase and Sale Agreement dated as of July 9, 1996 (Relating to the sale of Data I/O Corporation’s headquarters property in Redmond, Washington consisting of approximately 79 acres of land and an approximately 96,000 square foot building. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.32 of Data I/O’s 1996 Annual Report on Form 10-K (File No. 0-10394)).

10.6	Letter dated as of December 20, 1996, First Amendment and extension of the Closing Date under that certain Purchase and Sale Agreement dated as of July 9, 1996 (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.33 of Data I/O’s 1996 Annual Report on Form 10-K (File No. 0-10394)).

10.7	Letter dated as of February 17, 1997, Second Amendment and extension of the Closing Date under that certain Purchase and Sale Agreement dated as of July 9, 1996 (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.34 of Data I/O’s 1996 Annual Report on Form 10-K (File No. 0-10394)).

10.8	Third Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.35 of Data I/O’s 1996 Annual Report on Form 10-K (File No. 0-10394)).

10.9	Amended and Restated Management Incentive Compensation Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.25 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.10	Amended and Restated Performance Bonus Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.26 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.11	Fourth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.27 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.12	Fifth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.28 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.13	Sixth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.29 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.14	Amended and Restated Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.32 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.15	Amended and Restated 1986 Stock Option Plan dated May 12, 1998 (Incorporated by reference to Exhibit 10.37 of Data I/O’s 1998 Annual Report on Form 10-K (File No. 0-10394)).

10.16	Letter Agreement with Fred R. Hume dated January 29, 1999 (Incorporated by reference to Exhibit 10.35 of Data I/O’s 1999 Annual Report on Form 10-K (File No. 0-10394)).

10.17	Amended and Restated 1982 Employee Stock Purchase Plan dated May 16, 2003 (Incorporated by reference to Data I/O’s 2003 Proxy Statement dated March 31, 2003).

10.18	Amended and Restated 2000 Stock Compensation Incentive Plan dated May 20, 2004 (Incorporated by reference to Data I/O’s 2004 Proxy Statement dated April 12, 2004).

10.19	Data I/O Corporation Tax Deferred Retirement Plan, as amended (Incorporated by reference to Exhibit 10.20 of Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).

10.20	Form of Option Agreement (Incorporated by reference to Exhibit 10.21 of Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).

10.21	Change in Control Agreement with Fred R. Hume dated April 22, 2004 (Incorporated by reference to Exhibit 10.22 of Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).

10.22	Change in Control Agreement with Joel S. Hatlen dated April 22, 2004 (Incorporated by reference to Exhibit 10.23 of Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).

10.23	Harald Weigelt Employment Agreement (Incorporated by reference to Exhibit 10.23 of Data I/O’s 2005 Annual Report on Form 10K (File No. 0-10394)).

10.24	Data I/O Corporation Tax Deferral Retirement Plan, as amended (Incorporated by reference to Exhibit 10.24 of Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

10.25	Lease Termination Agreement dated February 28, 2006 (Redmond Headquarters) (Incorporated by reference to Exhibit 10.25 of Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

10.26	Lease, Redmond East Business Campus between Data I/O Corporation and Carr Redmond PLCC dated February 28, 2006 (Incorporated by reference to Exhibit 10.26 of Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

31	Certification – Section 302:

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32	Certification – Section 906:

32.1	Chief Executive Officer Certification

32.2	Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 12, 2006	DATA I/O CORPORATION (REGISTRANT)

By://S//Joel S. Hatlen
Joel S. Hatlen
Vice President - Finance
Chief Financial Officer
Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

By://S//Frederick R. Hume
Frederick R. Hume
President
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)