Form 10-Q
period 2006-06-30
DATA I/O CORP
filed 2006-08-14
CIK 351998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2006

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

8,442,231 shares of no par value of the Registrant’s Common Stock were issued and outstanding as of August 10, 2006.

DATA I/O CORPORATION

FORM 10-Q
For the Quarter Ended June 30, 2006

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005

(in thousands, except share data)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 3,660	$ 4,362
Marketable securities	—	800
Trade accounts receivable, less allowance for
doubtful accounts of $184 and $165	6,298	6,828
Inventories	4,805	3,529
Other current assets	549	329

TOTAL CURRENT ASSETS	15,312	15,848

Property and equipment - net	2,363	2,274
Other assets	80	15

TOTAL ASSETS	$ 17,755	$ 18,137

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 1,932	$ 1,608
Accrued compensation	1,244	1,249
Deferred revenue	1,262	1,329
Other accrued liabilities	1,075	1,100
Accrued costs of business restructuring	13	33
Income taxes payable	135	147
Deferred gain on sale of property	194	388

TOTAL CURRENT LIABILITIES	5,855	5,854

COMMITMENTS	—	—

STOCKHOLDERS' EQUITY:
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	—	—
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,419,624
and 8,362,369 shares	19,723	19,408
Accumulated deficit	(8,345)	(7,436)
Accumulated other comprehensive income	522	311

TOTAL STOCKHOLDERS' EQUITY	11,900	12,283

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 17,755	$ 18,137

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

(in thousands, except per share data)

Net sales	$7,163	$6,642	$13,575	$13,379
Cost of goods sold	3,420	2,709	6,421	5,432

Gross margin	3,743	3,933	7,154	7,947

Operating expenses:
Research and development	1,513	1,350	2,819	2,687
Selling, general and administrative	2,626	2,378	5,266	5,010
Net provision for business restructure	—	55	—	55

Total operating expenses	4,139	3,783	8,085	7,752

Operating income (loss)	(396)	150	(931)	195

Non-operating income (expense):
Interest income	37	20	80	44
Interest expense	—	(9)	—	(12)
Gain on sale	—	—	6	—
Foreign currency exchange	(13)	(3)	(9)	(24)

Total non-operating income (expense)	24	8	77	8

Income (loss) before income taxes	(372)	158	(854)	203

Income tax expense	26	105	55	111

Net income (loss)	($398)	$53	($ 909)	$92

Basic and diluted earnings (loss) per share	($ 0.05)	$0.01	($ 0.11)	$0.01

Weighted average shares outstanding - basic	8,415	8,202	8,401	8,178

Weighted average and potential shares outstanding - diluted	8,415	8,486	8,401	8,518

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the three months ended	June 30, 2006	December 31, 2005

(in thousands)	(unaudited)
OPERATING ACTIVITIES:	($909)	$92
Net income (loss)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	549	550
Write-off of assets	14	10
Gain on sale of fixed asset	(6)	326
Equipment transferred to cost of goods sold	155	—
Amortization of deferred gain on sale	(194)	(194)
Share-based compensation	195	—
Net change in:
Deferred revenue	(36)	(534)
Trade accounts receivable	668	(1,399)
Inventories	(1,240)	199
Other current assets	(219)	128
Accrued costs of business restructuring	(20)	(21)
Accounts payable and accrued liabilities	350	(214)
Security deposits	(45)	—

Net cash provided by (used in) operating activities	(738)	(1,057)

INVESTING ACTIVITIES:
Purchases of property and equipment	(640)	(1,313)
Acquisition of intangibles	(25)	—
Purchases of marketable securities	—	(600)
Proceeds from sales of marketable securities	804	792

Net cash provided by (used in) investing activities	139	(1,121)

FINANCING ACTIVITIES:
Sale of common stock	59	70
Proceeds from exercise of stock options	61	25

Net cash provided by (used in) financing activities	120	95

Increase/(decrease) in cash and cash equivalents	(479)	(2,083)

Effects of exchange rate changes on cash	(223)	323
Cash and cash equivalents at beginning of year	4,362	5,534

Cash and cash equivalents at end of quarter	$3,660	$3,774

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 — FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of June 30, 2006 and June 30, 2005, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2005.

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the effect of SFAS 123(R). The total stock-based compensation amount for the three and six months ended June 30, 2006 was $93,000 and $195,000, respectively.

NOTE 2 — RECLASSIFICATIONS

Certain prior period balances may have been reclassified to conform to the presentation used in the current period.

NOTE 3 — INVENTORIES

Inventories consisted of the following components (in thousands):

	June 30, 2006	December 31, 2005

Raw material	$3,215	$2,076
Work-in-process	712	767
Finished goods	878	686

Inventories	$4,805	$3,529

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following components (in thousands):

	June 30, 2006	December 31, 2005

Leasehold improvements	$598	$343
Equipment	9,961	9,935

	10,559	10,278
Less accumulated depreciation	8,196	8,004

Property and equipment - net	$2,363	$2,274

NOTE 5 — BUSINESS RESTRUCTURING

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

During the first quarter of 2006, we paid out approximately $20,000 of the remaining 2005 previously accrued restructure charges as outlined above. There was no activity during the second quarter of 2006. As of June 30, 2006, restructuring charges of $13,000 remain accrued, which are expected to be paid in 2006.

During the third quarter of 2006, as part of our effort to reduce expenses, we incurred a restructuring charge of approximately $150,000 which has not yet been paid. The restructuring charge is primarily related to severance charges incurred at our Redmond, Germany and China offices. In view of our declining margins and operating results during the first and second quarters of 2006, these actions were taken to reduce our quarterly revenue breakeven point to approximately $7 million per quarter. This restructure charge is expected to be paid out in 2006.

NOTE 6 — OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

	June 30, 2006	December 31, 2005

Product warranty liability	$465	$459
Sales return reserve	135	150
Other	475	491

Other accrued liabilities	$1,075	$1,100

The changes in Data I/O’s product warranty liability are as follows (in thousands):

June 30, 2006

Liability, beginning balance	$ 459
Net expenses	370
Warranty claims	(370)
Accrual revisions	6

Liability, ending balance	$ 465

NOTE 7 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated based on these same weighted average shares outstanding plus the effect of potential shares issuable upon assumed exercise of stock options based on the treasury stock method. Potential shares issuable upon the exercise of stock options are excluded from the calculation of diluted earnings per share to the extent their effect would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Numerator for basic and diluted earnings per share:
Net income (loss)	($398)	$53	($909)	$92

Denominator:
Denominator for basic earnings per share -
weighted-average shares	8,415	8,202	8,401	8,178
Employee stock options	—	284	—	340

Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions of stock options	8,415	8,486	8,401	8,518

Basic and diluted earnings (loss) per share
Total basic and diluted earnings (loss) per share	($0.05)	$0.01	($0.11)	$0.01

The computation for the three and six months ended June 30, 2006 excludes 1,171,824 options to purchase common stock as the effect of their inclusion was antidilutive. The computation for the three and six months ended June 30, 2005 excluded 447,265 and 432,220 options respectively to purchase common stock as these options were antidilutive.

NOTE 8 — SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options, stock awards and employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”). Data I/O previously applied the provisions of APB No. 25 and related Interpretations and provided the required pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net income and net income per common share for the three and six months ended June 30, 2005. No share-based compensation expense was reflected in our results of operations for the three and six month period ended June 30, 2005 as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, option forfeitures were accounted for as they occurred.

Data I/O’s pro forma information follows (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income - as reported	$53	$92
Deduct: Total stock-based employee compensation expense
determined under fair value based method for awards granted, modified,
or settled, net of related tax effects	(95)	(186)

Net income (loss) - pro forma	($42)	($94)

Basic and diluted income per share - as reported	$0.01	$0.01
Basic income (loss) per share - pro forma	($0.01)	($0.01)
Diluted earnings (loss) per share - pro forma	$0.00	($0.01)

Data I/O adopted SFAS No. 123(R) using the modified prospective method beginning January 1, 2006. Accordingly, during the three and six month period ended June 30, 2006, we recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For share-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R). For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures. The impact on our results of operations of recording share-based compensation for the three and six month period ended June 30, 2006 was as follows (in thousands):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Costs of goods sold	$6	$13
Research and development	21	44
Selling, general and administrative	66	138

Total share-based compensation expense	$ 93	$ 195

Impact on net income (loss) per share:
Basic and diluted	($0.01)	($0.02)

Approximately $1,500 and $3,000 of share-based compensation was capitalized within inventory for the three and six months ended June 30, 2006, respectively.

At June 30, 2006, there were 1,684,632 shares of Common Stock reserved for issuance under Data I/O’s employee stock option plans with 512,808 shares available for grant. Pursuant to the stock option plans, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years. Options granted under the plans generally have a maximum term of six years from the date of grant. Beginning in the second quarter of 2006, we granted restricted stock awards and performance-based stock awards to our officers and key employees at fair market value. The restricted stock awards vest in equal installments over four years. The performance-based stock awards vest on 12/31/2008 based on obtaining a revenue growth target of $34,694,935 for the fiscal year ending December 31, 2008. For purposes of share-based compensation measurement, we assume that the performance goal will be achieved. If the performance goals are not met, no compensation cost is recognized and any recognized compensation cost will be reversed. Under our Employee Stock Purchase Plan (“ESPP”), 130,491 shares were available for purchase at June 30, 2006. Under the ESPP, purchase options have been granted every six months with a six month term and an exercise price equal to the lower of the fair market value of the Common Stock on the first or last day of the six month period, with a 15% discount. As of August 1, 2006, ESPP purchase options will be granted on the first day of the six month period, with a 5% discount and an exercise price equal to the fair market value on the last day of the six month period.

The fair value of share-based awards for employee stock option awards and employee stock purchases made under our Employee Stock Purchase Plan were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used to calculate the fair value of options granted during the three and six months ended June 30, 2006 and 2005:

	Employee Stock Options

	Three Months Ended		Six Months Ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Risk-free interest rates	4.92%	3.66%	4.92%	3.66%
Volatility factors	.65	.80	.65	.80
Expected life of the option in years	4.77	4.60	4.77	4.60
Expected dividend yield	None	None	None	None

	Employee Stock Purchase Plan

	Three Months Ended		Six Months Ended

	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Risk-free interest rates	—	—	3.33%	2.26%
Volatility factors	—	—	.65	.90
Expected life of the option in years	—	—	.50	.50
Expected dividend yield	None	None	None	None

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

The weighted average grant date fair value of options granted under our stock option plans during the three and six month period ending June 30, 2006 was $2.23 and $2.24, respectively, and $1.60 and $1.61 for the three and six month period ending June 30, 2005, respectively. The weighted average grant date fair value of restricted stock awards and performance-based stock awards for the period ending June 30, 2006 was $3.88. The estimated fair value of purchase rights under the ESPP plan for the six month periods ending June 30, 2006 and June 30, 2005 was $1.62 and $1.21, respectively.

The following table summarizes stock option activity under our stock option plans for the three and six month periods ended June 30, 2006:

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Beginning balance	1,111,738	$2.39	1,155,445	$2.42
Granted	170,000	3.87	175,000	3.89
Exercised	(8,663)	1.67	(30,059)	2.01
Cancelled, expired or forfeited	(101,251)	4.47	(128,562)	4.37

Ending balance outstanding	1,171,824	2.44	1,171,824	2.44

Exercisable	629,775	$2.02	629,775	$2.02

The stock options outstanding and exercisable for equity share-based payment awards under our stock option plans as of June 30, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value

$1.00 - $1.25	181,225	2.64	$1.04	$368,953	139,475	$1.06	$282,171
$1.25 - $1.89	178,278	2.00	1.43	294,819	177,653	1.43	293,897
$1.89 - $2.49	274,434	4.26	2.43	177,692	111,654	2.36	79,925
$2.49 - $3.04	289,637	4.18	2.82	74,025	132,118	2.84	32,186
$3.04 - $4.56	248,250	4.63	3.73	120	68,875	3.36	—

	1,171,824	3.72	$2.44	$915,609	629,775	$2.02	$688,179

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company closing stock price of $3.08 at June 30, 2006, which would have been received by award holders had all award holders exercised their stock options that were in-the-money as of that date. The aggregate intrinsic value of awards exercised during the six month period ended June 30, 2006 was $59,800.

There were 21,400 shares of restricted stock awards and performance-based stock awards that were granted and are outstanding at June 30, 2006. The unvested share balance at 6/30/2006 is 20,721.

As of June 30, 2006, there was $1,072,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted average period of 2.71 years. As of June 30, 2006, there was $4,000 of total unrecognized cost related to the employee stock purchase plan which is expected to be recognized over a weighted average period of one month.

NOTE 9 — COMPREHENSIVE INCOME (LOSS)

During the second quarter of 2006 and 2005 total comprehensive income (loss) was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net income (loss)	($398)	$ 53	($909)	$ 92
Foreign currency translation loss	80	(90)	211	(181)
Unrealized gain on marketable securities	—	2	—	5

Total comprehensive income (loss)	($318)	($ 35)	($698)	($ 84)

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

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by us are fair value hedges. Generally, these contracts have maturities less than one year and require us to exchange foreign currencies for U.S. dollars at maturity. The change in fair value of the open hedge contracts as of June 30, 2006 is an unrealized loss of $10,433 included in net loss for the six months ended June 30, 2006, and it is included in accounts payable on the balance sheet as of June 30, 2006.

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

NOTE 11 — RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Data I/O is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding industry prospects or trends; expected level of expense; future results of operations, breakeven point, or financial position; changes in gross margin; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Data I/O is under no duty to update any of these forward-looking statements after the date of this report. The reader should not place undue reliance on these forward-looking statements. The discussions above and in the section in Item 1A. Risk Factors “Cautionary Factors That May Affect Future Results” in the Company’s Annual report on Form 10-K for the year ended December 31, 2005 describe some, but not all, of the factors that could cause these differences.

OVERVIEW

Our primary goal is to manage the business to achieve profitable operations, while developing and enhancing products to drive revenue and earnings growth. Our challenge continues to be operating in a cyclical and challenging industry environment, while positioning Data I/O to take advantage of expected growth in capital spending. We began to see a recovery in growth in capital spending during 2005. We experienced during the first six months of 2006 a 14% increase in orders over the same period of 2005. We expect that demand for programming capacity should continue to show improvement during 2006, in part based on third party forecasted increased 2006 unit sales for the semiconductor industry, and the business outlook for target customer segments, which should provide improved business opportunities for Data I/O.

With our losses during the first two quarters of 2006, we have launched an initiative to lower the quarterly revenue breakeven point which rose to a calculated $7.6 million for the second quarter of 2006 due especially to the lower gross margins as well as the higher development and other operating expenses. We plan to reduce the breakeven point to approximately $7 million through a combination of margin improvements and expense reductions to be effected during the second half of 2006. We have taken actions to improve the effectiveness of our sales organization. We have taken actions that will reduce expenses by our move to a new much smaller facility and plan to moderate our development materials and patent related spending, now that we have launched the new FLX-500 desktop automated programming system.

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

Our customer focus has been on strategic high volume manufacturers and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts and break into new markets, such as microcontrollers for the automotive market. We have expanded our China operations to take advantage of the growth of manufacturing in China. We continue to focus on building a service business, expanding from our existing service operation model in Brazil. We also increased our efforts to recapture the Japanese market and have entered into a distribution agreement with Toyo Corporation in Japan which we launched in the first quarter of 2006. We worked with Toyo Corporation on introductions, training, integration and transitions in the second quarter of 2006. We continue our efforts to partner with selected semiconductor manufacturers to better serve our mutual customers and announced our second member of the Preferred Partnership Program in the second quarter of 2006.

BUSINESS RESTRUCTURING

During 2005, we accrued restructuring charges that totaled $96,000 with a remaining balance of $33,000 at December 31, 2005. The restructuring charges related primarily to severance and completing actions that had been started in the second half of 2004. This aligned management operations with the changes made in 2004 to control costs in North America and Eastern Europe. During the first quarter of 2006, approximately $20,000 was paid out and no additional amounts were accrued. There was no activity during the second quarter of 2006. The balance at June 30, 2006 is $13,000. During the third quarter of 2006, as part of our effort to reduce expenses, we incurred a restructuring charge of approximately $150,000 which has not yet been paid. The restructuring charge is primarily related to severance charges incurred at our Redmond, Germany and China offices. In view of our declining margins and operating results during the first and second quarters of 2006, these actions were taken to reduce our quarterly revenue breakeven point to approximately $7 million per quarter. The balance remaining at June 30, 2006 and the additional restructure charge during the third quarter of 2006, are expected to be paid out in 2006.

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2005 and have not materially changed as of June 30, 2006, with the exception of the following:

Stock-based Compensation: We estimate the fair value of stock options using the Black-Scholes valuation model consistent with the provisions of SFAS 123(R), SEC SAB 107 and our prior period pro forma disclosures of net earnings, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). The Black-Scholes model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using a combination of historical and implied volatility of the Company’s common stock. Changes in the subjective assumptions required in the valuation model may significantly affect the estimated value of the awards, the related stock-based compensations expense and, consequently, our results of operations. Beginning in the second quarter of 2006, restricted stock awards and performance-based stock awards were granted. The vesting of the performance-based stock awards is based on attaining a particular revenue growth target during the three year period ending December 31, 2008. We assume that the performance goal will be achieved. If the performance goals are not met, no compensation cost is recognized and any recognized compensation cost will be reversed.

Results of Operations

NET SALES

	Three Months Ended			Six Months Ended

Net sales by product line	June 30, 2006	% Change	June 30, 2005	June 30, 2006	% Change		June 30, 2005

Automated programming systems	$4,111.5%		$4,090	$7,737	(4.6%	)	$8,107

Non-automated programming systems	3,052	19.6%	2,552	5,838	10.7%		5,272

Total programming systems	$7,163	7.8%	$6,642	$13,575	1.5%		$13,379

	Three Months Ended			Six Months Ended

Net sales by location	June 30, 2006	% Change	June 30, 2005	June 30, 2006	% Change		June 30, 2005

United States	$1,629	8.5%	$1,501	$3,443	(7.9%	)	$3,738

% of total	22.7%		22.6%	25.4%			27.9%

International	$5,534	7.6%	$5,141	$10,132	5.1%		$9,641

% of total	77.3%		77.4%	74.6%			72.1%

The revenue increase for the second quarter of 2006 compared to the second quarter of 2005 relates primarily to higher sales of PS Series and FlashPAK products, offset by lower sales of ProLINE-RoadRunner products and adapters. We experienced increased sales in the Americas and China, partially offset by lower sales in Europe. Programming centers, electronic manufacturing services (EMS) companies and semiconductor factory programming represented our main automation equipment customers. Orders booked during the second quarter of 2006 totaled $7.3 million, an 11% increase over the $6.6 million for second quarter of 2005. We increased our backlog of orders during the second quarter of 2006 from $1.9 million to $2.1 million, with the increase in unshipped orders being due to orders taken for our new FLX-500 product which is expected to begin shipping in the third quarter of 2006.

Domestic sales increased approximately 8.5% in the second quarter of 2006, compared to the second quarter of 2005, primarily due to additional PS Series product sales especially to programming centers as well as higher adapter sales. International sales increased approximately 7.6% primarily as a result of the increase in PS Series sales to EMS and semiconductor factory programming applications, offset by decreased adapter sales.

In 2006, we introduced our new FLX-500 desktop automated programming system, which we expect to start shipping in the third quarter, as well as a new version of our ProLINE-RoadRunner for Siemens X-Series (SMT) feeder. During 2005, we began shipping other new products including the PS-588 automated programming system and the ImageWriter-300, our ISP solution. We limited our sales efforts on ImageWriter products in the second quarter while we resolved issues affecting our customers’ out-of-box experience. These ImageWriter improvements were completed and sales efforts resumed at the end of the second quarter of 2006. We expect these products to increase our revenues; however, partially offsetting this expected increase is the expected continuing trend of declining sales of our older non-automated product lines.

For the first six months of 2006 compared to the same period of 2005, sales increased slightly with the second quarter sales increase offsetting the first quarter sales decline. There has been a significant product mix shift with higher sales of PS Systems and FlashPAK programmers and lower sales of ProLINE-RoadRunner products, adapters and older legacy programmer products. China sales grew 31%, offset by declines in the rest of Asia. Sales in the Americas grew 4%, with Mexico and Canada sales offsetting the U.S sales decline, European sales declined 5%. Programming centers, EMS companies and semiconductor factory programming represented our main automation customer groups in 2006. Order bookings for the first six months of 2006 were up 14% compared to the first six months of 2005. For the first six months of 2006, order backlog grew from $1.2 to $2.1 million with the increase due to the new FLX-500 and later customer delivery requirements for follow on PS systems for factory programming.

GROSS MARGIN

	Three Months Ended		Six Months Ended

(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Gross Margin	$3,743	$3,933	$7,154	$7,947
Percentage of net sales	52.3%	59.2%	52.7%	59.4%

Gross margins decreased in both dollars and as a percentage of sales compared to the second quarter of 2005. The overall gross margin decrease in dollars and as a percentage of sales primarily relates to product mix shifts and lower average selling prices as well as unfavorable operating variances during the quarter. The product mix shift relates to decreased sales volume of higher margin ProLINE-RoadRunner and aftermarket products with offsetting increased sales volume of lower margin PS Series products and FlashPAK non-automated programmer. The lower average selling prices related primarily to the effect of increased indirect channel sales and special customer arrangements. In addition, the second quarter of 2006 had $148,000 of less favorable or negative operations variances and $152,000 of increased labor and overhead costs, due primarily to Brazil operations, compared to the second quarter of 2005.

For the first six months of 2006 compared to the same period of 2005, the lower gross margin dollars and gross margin as a percentage of sales are due to the same factors as discussed for the second quarter. For the first six months of 2006 there were $239,000 of less favorable or negative operations variances and $305,000 of increased labor & overhead costs, due primarily to Brazil operations, compared to the second quarter of 2005.

RESEARCH AND DEVELOPMENT

	Three Months Ended		Six Months Ended

(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Research and development	$1,513	$1,350	$2,819	$2,687
Percentage of net sales	21.1%	20.3%	20.8%	20.1%

Research and development (“R&D”) spending for the second quarter and first six months of 2006 compared to the same periods of 2005 increased in dollars and as a percentage of sales due to the higher spending associated with the development of the FLX-500. We expect that the spending in R&D should be moderate as the development of new platforms, such as the FLX-500 and ImageWriter, come to completion and the engineering focus moves from significant platform development to product enhancements and extensions.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended		Six Months Ended

(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Selling, general & administrative	$2,626	$2,378	$5,266	$5,010
Percentage of net sales	36.7%	35.8%	38.8%	37.4%

Selling, general and administrative (“SG&A”) expenses were up $248,000 for the second quarter of 2006 compared to the second quarter of 2005. We experienced increased costs in our China operations of $72,000, new SG&A related to stock option expense of $66,000, additional sales personnel costs, and increased external marketing costs $30,000 primarily associated with the new FLX-500 launch.

For the first six months of 2006 compared with the same period in 2005, SG&A expense changes were basically due to the factors discussed for the second quarter comparisons above as SG&A expenses were basically flat for the first quarter of 2006.

INTEREST

	Three Months Ended		Six Months Ended

(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Interest income	$37	$20	$80	$44
Interest expense	$—	($9)	$—	($12)

Interest income increased in the second quarter and the first six months of 2006 compared to the same periods in 2005 due to higher investment returns.

INCOME TAXES

	Three Months Ended		Six Months Ended

(in thousands)	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Income tax expense (benefit)	$26	$105	$55	$111

Tax expense recorded for the second quarter and the first six months of 2006 was due to foreign and state taxes. The tax effective rate differed from the statutory tax rate primarily due to no benefit being recognized for current losses and the taxes in countries without local net operating loss carryforwards. The tax valuation allowance increased by approximately $119,000 during the quarter. Data I/O has a valuation allowance of $10,090,000 as of June 30, 2006.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	June 30, 2006	Change	March 31, 2006	Change	December 31, 2005

Working capital	$9,457	($288)	$9,745	($249)	$9,994

At June 30, 2006, Data I/O’s principal sources of liquidity consisted of existing cash and cash equivalents. Our working capital decreased by $537,000 and our current ratio decreased from 2.7 at December 31, 2005 to 2.6 at June 30, 2006.

Our cash and cash equivalents decreased by approximately $700,000 during the six months ended June 30, 2006 primarily due to the cash used for operating activities totaling approximately $738,000. Cash used for operations primarily included a $1.2 million increase in inventories offset primarily by an increase in accounts receivable of approximately $670,000.

We received approximately $139,000 of cash in investing activities during the six months ended June 30, 2006, which included proceeds from the sale of marketable securities totaling $804,000 offset by $640,000 used to purchase property, plant and equipment. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements throughout at least the next one year period. Capital expenditures for property, plant and equipment during 2006 are planned to be approximately $1 million, primarily related to the move to a new smaller leased headquarters building which was completed in July 2006. Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, we have required substantial working capital to fund our operations. Over the last few years, we restructured our operations to lower our costs and operating expenditures in some geographic regions, while investing in other regions, and to lower the level of revenue required for our net income breakeven point, to preserve our cash position and to focus on profitable operations. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least the next one year period. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

Aggregate Contractual Obligations and Commitments

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. Any amounts reflected on the balance sheet as accounts payable and accrued liabilities are excluded from the below table. We have no long-term debt. We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows June 30, 2006 (in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Operating leases	$916	$1,623	$1,146	—	$3,685
Commitments to suppliers	1,897	—	—	—	1,897
Other purchase commitments	145	5	—	—	150

Total	$2,958	$1,628	$1,146	—	$5,732

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted above in aggregate contractual obligations and commitments, Data I/O had no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Data I/O is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

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

The table below provides information about our marketable securities, including principal cash flows and the related weighted average interest rates (in thousands):

	Principal Cash Flows For Q3 2006	Estimated Fair Value at June 30, 2006	Principal Cash Flows to June 30, 2006	Estimated Fair Value at December 31, 2005

Taxable Auction Securities	—	—	$800	$800

Total portfolio value	$—	$—	$800	$800

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

At June 30, 2006, we had four forward contracts to sell Euros in exchange for $611,000 with rates ranging from 1.2541 to 1.2605, all scheduled to be due within the next quarter and the value at that date of $600,000.

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

During the first quarter of 2006, we implemented a new information system starting with our United States operations. During the second quarter of 2006, we continued our implementation efforts to prepare for adding and integrating subsidiary operations as well as making system refinements for the U.S. operations. Overall, we implemented similar process and system internal controls to those associated with our previous system and performed testing of the new system and reconciliations of the results. However changes to significant systems and processes like these may result in unforeseen or unknown items that may materially affect our internal control over financial reporting.

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

We moved our Redmond headquarters and manufacturing operation in July 2006 to a smaller location in Redmond, Washington. Costs associated with the move, preparation and layout of the facility, and acquisition and set up of systems, furnishings and equipment could adversely affect operating costs and liquidity. Changes in the facility set up and production processes may impact our ability to manufacture and ship products and our sales could be adversely affected.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 24, 2006, there were present in person or by proxy the holders of 8,066,591 (95.91%) shares of Common Stock of Data I/O thereby constituting a quorum. The following are the matters approved and the voting results:

(a)	Election of a Board of Directors consisting of the following six (6) directors:

Name	Votes For	Votes Withheld
Daniel A. DiLeo	7,684,299	382,292
Paul A. Gary	7,749,031	317,560
Frederick R. Hume	7,529,338	537,253
Edward D. Lazowska	7,749,030	317,561
Steven M. Quist	7,487,016	579,575
William R. Walker	7,705,652	360,939

(b)	Approval to amend the Data I/O Corporation 2000 Stock Compensation Incentive Plan as described in the Proxy Statement for the 2006 Annual Meeting. The amendment passed as follows: 2,873,276 votes for; 775,045 against; 24,140 abstain and 4,738,500 broker non-votes.

(c)	The proposal to ratify the selection of Grant Thornton LLP as Data I/O’s independent auditors passed as follows: 7,935,633 for; 68,864 against; 62,094 abstain; and 344,370 broker non-votes.

Item 5.    Other Information

None

Item 6.    Exhibits

(a)	Exhibits

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.18.

(2)	Amended and Restated Retirement Plan and Trust Agreement. See Exhibit 10.2, 10.3, 10.4, 10.8, 10.11, 10.12, and 10.13.

(3)	Summary of Amended and Restated Management Incentive Compensation Plan. See Exhibit 10.9.

(4)	Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.

(5)	Amended and Restated 1986 Stock Option Plan. See Exhibit 10.15.

(6)	Change in Control Agreements. See Exhibit 10.22 and 10.23.

(7)	1996 Director Fee Plan. See Exhibit 10.14.

(8)	Letter Agreement with Frederick R. Hume. See Exhibit 10.17.

(9)	Amended and Restated 2000 Stock Compensation Incentive Plan. See Exhibit 10.19.

(10)	Form of Option Agreement. See Exhibit 10.21.

(11)	Data I/O Corporation Tax Deferral Retirement Plan. See Exhibit 10.20.

3	Articles of Incorporation:

3.1	Data I/O’s restated Articles of Incorporation filed November 2, 1987 (Incorporated by reference to Exhibit 3.1 of Data I/O’s 1987 Annual Report on Form 10-K (File No. 0-10394)).

3.2	Data I/O’s Bylaws as amended and restated as of February 2006October 2003 (Incorporated by reference to Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

3.3	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 1 of Data I/O’s Registration Statement on Form 8-A filed March 13, 1998 (File No. 0-10394)).

4	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1	Rights Agreement, dated as of April 4, 1998, between Data I/O Corporation and ChaseMellon Shareholder Services, L.L.C. as Rights Agent, which includes: as Exhibit A thereto, the Form of Right Certificate; and, as Exhibit B thereto, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 13, 1998).

4.2	Rights Agreement, dated as of March 31, 1988, between Data I/O Corporation and First Jersey National Bank, as Rights Agent, as amended by Amendment No. 1 thereto, dated as of May 28, 1992 and Amendment No. 2 thereto, dated as of July 16, 1997 (Incorporated by reference to Data I/O’s Report on Form 8-K filed on March 13, 1998).

4.3	Amendment No. 1, dated as of February 10, 1999, to Rights Agreement, dated as of April 4, 1998, between Data I/O Corporation and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (Incorporated by reference to Exhibit 4.1 of Data I/O’s Form 8-A/A dated February 10, 1999).

10	Material Contracts:

10.1	Amended and Restated 1983 Stock Appreciation Rights Plan dated February 3, 1993 (Incorporated by reference to Exhibit 10.23 of Data I/O’s 1992 Annual Report on Form 10-K (File No. 0-10394)).

10.2	Amended and Restated Retirement Plan and Trust Agreement (Incorporated by reference to Exhibit 10.26 of Data I/O’s 1993 Annual Report on Form 10-K (File No. 0-10394)).

10.3	First Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.21 of Data I/O’s 1994 Annual Report on Form 10-K (File No. 0-10394)).

10.4	Second Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.26 of Data I/O’s 1995 Annual Report on Form 10-K (File No. 0-10394)).

10.5	Purchase and Sale Agreement dated as of July 9, 1996 (Relating to the sale of Data I/O Corporation’s headquarters property in Redmond, Washington consisting of approximately 79 acres of land and an approximately 96,000 square foot building. (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.32 of Data I/O’s 1996 Annual Report on Form 10-K (File No. 0-10394)).

10.6	Letter dated as of December 20, 1996, First Amendment and extension of the Closing Date under that certain Purchase and Sale Agreement dated as of July 9, 1996 (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.33 of Data I/O’s 1996 Annual Report on Form 10-K (File No. 0-10394)).

10.7	Letter dated as of February 17, 1997, Second Amendment and extension of the Closing Date under that certain Purchase and Sale Agreement dated as of July 9, 1996 (Portions of this exhibit have been omitted pursuant to an application for an order granting confidential treatment. The omitted portions have been separately filed with the Commission) (Incorporated by reference to Exhibit 10.34 of Data I/O’s 1996 Annual Report on Form 10-K (File No. 0-10394)).

10.8	Third Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.35 of Data I/O’s 1996 Annual Report on Form 10-K (File No. 0-10394)).

10.9	Amended and Restated Management Incentive Compensation Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.25 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.10	Amended and Restated Performance Bonus Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.26 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.11	Fourth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.27 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.12	Fifth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.28 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.13	Sixth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.29 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.14	Amended and Restated Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.32 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.15	Amended and Restated 1986 Stock Option Plan dated May 12, 1998 (Incorporated by reference to Exhibit 10.37 of Data I/O’s 1998 Annual Report on Form 10-K (File No. 0-10394)).

10.16	Letter Agreement with Fred R. Hume dated January 29, 1999 (Incorporated by reference to Exhibit 10.35 of Data I/O’s 1999 Annual Report on Form 10-K (File No. 0-10394)).

10.17	Amended and Restated 1982 Employee Stock Purchase Plan dated May 16, 2003 (Incorporated by reference to Data I/O’s 2003 Proxy Statement dated March 31, 2003).

10.18	Amended and Restated 2000 Stock Compensation Incentive Plan dated May 20, 2004 (Incorporated by reference to Data I/O’s 2004 Proxy Statement dated April 12, 2004).

10.19	Data I/O Corporation Tax Deferred Retirement Plan, as amended (Incorporated by reference to Exhibit 10.20 of Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).

10.20	Form of Option Agreement (Incorporated by reference to Exhibit 10.21 of Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).

10.21	Change in Control Agreement with Fred R. Hume dated April 22, 2004 (Incorporated by reference to Exhibit 10.22 of Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).

10.22	Change in Control Agreement with Joel S. Hatlen dated April 22, 2004 (Incorporated by reference to Exhibit 10.23 of Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).

10.23	Harald Weigelt Employment Agreement (Incorporated by reference to Exhibit 10.23 of Data I/O’s 2005 Annual Report on Form 10K (File No. 0-10394)).

10.24	Data I/O Corporation Tax Deferral Retirement Plan, as amended (Incorporated by reference to Exhibit 10.24 of Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

10.25	Lease Termination Agreement dated February 28, 2006 (Redmond Headquarters) (Incorporated by reference to Exhibit 10.25 of Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

10.26	Lease, Redmond East Business Campus between Data I/O Corporation and Carr Redmond PLCC dated February 28, 2006 (Incorporated by reference to Exhibit 10.26 of Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

10.27	Amended and Restated 2000 Stock Compensation Incentive Plan dated May 24, 2006 (Incorporated by reference to Data I/O’s 2006 Proxy Statement dated April 6, 2006).

10.28	Form of Performance Award Agreement

10.29	Form of Restricted Stock Award Agreement

31	Certification – Section 302:

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32	Certification – Section 906:

32.1	Chief Executive Officer Certification

32.2	Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 14, 2006	DATA I/O CORPORATION (REGISTRANT)

By://S//Joel S. Hatlen
Joel S. Hatlen
Vice President - Finance
Chief Financial Officer
Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

By://S//Frederick R. Hume
Frederick R. Hume
President
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)