Form 10-Q
period 2006-09-30
DATA I/O CORP
filed 2006-11-14
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

( X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2006

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Or the transition period from ___________ to ______________

Commission File No. 0-10394

DATA I/O CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-0864123
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6464 185th Ave NE, Suite 101, Redmond, Washington, 98052
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

Large accelerated filer __	Accelerated filer __	Non-accelerated filer _X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes	No	X

8,468,251 shares of no par value of the Registrant's Common Stock were issued and outstanding as of November 1, 2006.

DATA I/O CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2006

INDEX

Part I - Financial Information	Page

Item 1.	Financial Statements (unaudited)	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

Part II - Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Changes in Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures	25

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
(in thousands, except share data)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,492	$4,362
Marketable securities	-	800
Trade accounts receivable, less allowance for
doubtful accounts of $159 and $165	7,010	6,828
Inventories	5,067	3,529
Other current assets	445	329
TOTAL CURRENT ASSETS	15,014	15,848

Property and equipment - net	3,056	2,274
Other assets	85	15
TOTAL ASSETS	$18,155	$18,137

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,533	$1,608
Accrued compensation	1,151	1,249
Deferred revenue	1,510	1,329
Other accrued liabilities	1,246	1,100
Accrued costs of business restructuring	23	33
Income taxes payable	13	147
Deferred gain on sale of property	-	388
Current portion long-term debt	119	-
TOTAL CURRENT LIABILITIES	5,595	5,854

Long-Term debt	472	-

TOTAL LIABILITIES	6,067	5,854

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,449,076
and 8,362,369 shares	19,885	19,408
Accumulated deficit	(8,299)	(7,436)
Accumulated other comprehensive income	502	311
TOTAL STOCKHOLDERS' EQUITY	12,088	12,283
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,155	$18,137

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
(in thousands, except per share data)

Net sales	$6,837	$6,587	$20,413	$19,966
Cost of goods sold	3,069	2,831	9,491	8,263
Gross margin	3,768	3,756	10,922	11,703

Operating expenses:
Research and development	1,426	1,218	4,245	3,905
Selling, general and administrative	2,229	2,411	7,494	7,421
Net provision for business restructure	152	17	152	73
Total operating expenses	3,807	3,646	11,891	11,399

Operating income (loss)	(39)	110	(969)	304

Non-operating income (expense):
Interest income	18	37	98	81
Interest expense	-	(4)	-	(16)
Gain on sale	3	-	8	-
Foreign currency exchange	1	(21)	(9)	(44)
Total non-operating income (expense)	22	12	97	21

Income (loss) before income taxes	(17)	122	(872)	325

Income tax expense / (benefit)	(64)	(5)	(9)	106

Net income (loss)	$47	$127	($863)	$219

Basic and diluted earnings (loss) per share	$0.01	$0.02	($0.10)	$0.03

Weighted average shares outstanding - basic	8,437	8,244	8,413	8,200
Weighted average and potential shares outstanding - diluted	8,672	8,468	8,413	8,501

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	September 30,	September 30,
For the nine months ended	2006	2005
(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	($863)	$219
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	906	833
Write-off of assets	11	11
Gain on sale of fixed asset	(8)	-
Equipment transferred to cost of goods sold	190	491
Amortization of deferred gain on sale	(388)	(291)
Share-based compensation	283	-
Net change in:
Deferred revenue	211	(532)
Trade accounts receivable	(42)	(2,289)
Inventories	(1,510)	96
Other current assets	(115)	339
Accrued costs of business restructuring	(10)	(62)
Accounts payable and accrued liabilities	(100)	(477)
Deposits	(55)	-
Net cash provided by (used in) operating activities	(1,490)	(1,662)

INVESTING ACTIVITIES:
Purchases of property and equipment	(1,139)	(1,640)
Acquisition of intangibles	(25)	-
Purchases of marketable securities	-	(1,250)
Proceeds from sales of marketable securities	804	1,092
Net cash provided by (used in) investing activities	(360)	(1,798)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	194	217
Net cash provided by (used in) financing activities	194	217

Increase/(decrease) in cash and cash equivalents	(1,656)	(3,243)

Effects of exchange rate changes on cash	(214)	341
Cash and cash equivalents at beginning of year	4,362	5,534
Cash and cash equivalents at end of quarter	$2,492	$2,632

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of September 30, 2006 and September 30, 2005, according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2005.

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options and employee stock purchases, based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). The Company adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the effect of SFAS 123(R). The total net stock-based compensation amount for the three and nine months ended September 30, 2006 was $88,000 and $283,000, respectively.

NOTE 2 - RECLASSIFICATIONS

Certain prior period balances may have been reclassified to conform to the presentation used in the current period.

NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

	September 30, 2006	December 31, 2005
Raw material	$3,172	$2,076
Work-in-process	854	767
Finished goods	1,041	686
Inventories	$5,067	$3,529

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following components (in thousands):

	September 30, 2006	December 31, 2005
Leasehold improvements	$474	$343
Equipment	8,867	9,935
	9,341	10,278
Less accumulated depreciation	6,285	8,004
Property and equipment - net	$3,056	$2,274

NOTE 5 – BUSINESS RESTRUCTURING

During 2005, we took restructuring related charges of $96,000 primarily related to severance and completing actions that had been started in the second half of 2004. This aligned management operations with the changes made in 2004 to control costs in North America and Europe and the need to build staff serving China and Eastern Europe. At December 31, 2005, $33,000 remained as accrued but unpaid restructure charges, which were completed and fully paid out during the first three quarters of 2006.

During the third quarter of 2006, as part of our additional effort to reduce expenses, we incurred a restructuring charge of approximately $152,000, with all but $23,000 paid out during the quarter. The restructuring charge is primarily related to severance charges incurred at our Redmond, Germany and China offices. In view of our declining margins and operating results during the first and second quarters of 2006, actions were taken to reduce expenses and improve margins. The remaining unpaid restructure charge is expected to be paid out in the fourth quarter of 2006.

NOTE 6 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

	September 30,	December 31,
	2006	2005
Product warranty liability	$464	$459
Sales return reserve	135	150
Other	647	491
Other accrued liabilities	$1,246	$1,100

The changes in Data I/O’s product warranty liability are as follows (in thousands):

September 30, 2006

Liability, beginning balance	$459
Net expenses	614
Warranty claims	(614)
Accrual revisions	5
Liability, ending balance	$464

NOTE 7 – LONG-TERM DEBT

On September 27, 2006, the company entered into a five year capital lease agreement in the amount of $591,145. The lease was used to fund new equipment and installation associated with our move to the new facility in July of 2006. The interest rate is 7.69%. As of September 30, 2006, no repayments of principle have been made.

Scheduled maturities of the capital lease obligation for the years ending December 31 are as follows (in thousands):

2006	$ 47
2007	140
2008	140
2009	140
2010	140
Thereafter	97
Total minimum lease payments	704
Less: Amount representing interest	(113)
Present value of capital lease obligation	591
Current portion long-term debt	(119)
Non-current portion long-term debt	$472

NOTE 8 - EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator for basic and diluted earnings per share:
Net income (loss)	$47	$127	($863)	$219

Denominator:
Denominator for basic earnings per share -
weighted-average shares	8,437	8,244	8,413	8,200
Employee stock options	235	224	-	301
Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions of stock options	8,672	8,468	8,413	8,501
Basic and diluted earnings (loss) per share
Total basic and diluted earnings (loss) per share	$0.01	$0.02	($0.10)	$0.03

The computation for the three months and nine months ended September 30, 2006 excludes 665,341 and 1,155,261 options, respectively, as these are considered antidilutive. The computation for the three and nine months ended September 30, 2005 excluded 741,534 and 437,016 options, respectively, to purchase common stock as these options were antidilutive.

NOTE 9 – SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options, stock awards and employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”). Data I/O previously applied the provisions of APB No. 25 and related Interpretations and provided the required pro forma disclosures under SFAS No. 123(R), “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net income and net income per common share for the three and nine months ended September 30, 2005. No share-based compensation expense was reflected in our results of operations for the three and nine month period ended September 30, 2005 as all options were granted with an exercise price equal to the market value of the underlying common stock on the date of grant. Additionally, option forfeitures were accounted for as they occurred.

Data I/O’s pro forma information follows (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income – as reported	$127	$219

Deduct: Total stock-based employee compensation expense determined under fair value based method for awards granted, modified, or settled, net of related tax effects	(109)	(291)
Net income (loss) – pro forma	$18	($72)

Basic and diluted income per share – as reported	$0.02	$0.03
Basic income (loss) per share – pro forma	$0.00	($0.01)
Diluted earnings (loss) per share – pro forma	$0.00	($0.01)

Data I/O adopted SFAS No. 123(R) using the modified prospective method beginning January 1, 2006. Accordingly, during the three and nine month period ended September 30, 2006, we recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123(R) were in effect for expense recognition purposes adjusted for estimated forfeitures. For share-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R). For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures. The impact on our results of operations of recording share-based compensation for the three and nine month period ended September 30, 2006 was as follows (in thousands):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Costs of goods sold	$6	$19
Research and development	20	64
Selling, general and administrative	62	200
Total share-based compensation expense	$88	$283

Impact on net income (loss) per share:
Basic and diluted	$0.01	($0.03)

Approximately $1,500 and $4,500 of share-based compensation was capitalized within inventory for the three and nine months ended September 30, 2006, respectively.

At September 30, 2006, there were 1,677,600 shares of Common Stock reserved for issuance under Data I/O’s employee stock option plans with 522,339 shares available for grant. Pursuant to the stock option plans, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years. Options granted under the plans generally have a maximum term of six years from the date of grant. Beginning in the second quarter of 2006, we granted restricted stock awards and performance-based stock awards to our officers and key employees at fair market value. The restricted stock awards vest in equal installments over four years. The performance-based stock awards vest on December 31, 2008 based on obtaining a revenue growth target of $34,694,935 for the fiscal year ending December 31, 2008. For purposes of share-based compensation measurement, we assume that the performance goal will be achieved. If the performance goals are not met, no compensation cost is recognized and any recognized compensation cost will be reversed. Under our Employee Stock Purchase Plan (“ESPP”), 108,071 shares were available for purchase at September 30, 2006. Under the ESPP, purchase options have been granted every six months with a six month term and an exercise price equal to the lower of the fair market value of the Common Stock on the first or last day of the six month period, with a 15% discount. As of August 1, 2006, ESPP purchase options will be granted on the first day of the six month period, with an exercise price equal to the fair market value on the last day of the six month period less a 5% discount.

The fair value of share-based awards for employee stock option awards and employee stock purchases made under our Employee Stock Purchase Plan were estimated using the Black-Scholes valuation model. The following weighted average assumptions were used to calculate the fair value of options granted during the three and nine months ended September 30, 2006 and 2005:

	Employee Stock Options

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Risk-free interest rates	-	4.18%	4.92%	3.68%
Volatility factors	-	.80	.65	.80
Expected life of the option in years	-	4.60	4.77	4.60
Expected dividend yield	None	None	None	None

	Employee Stock Purchase Plan
	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Risk-free interest rates	-	2.6%	3.33%	2.44%
Volatility factors	-	.80	.65	.85
Expected life of the option in years	-	.50	.50	.50
Expected dividend yield	None	None	None	None

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

The weighted average grant date fair value of options granted under our stock option plans during the nine month period ending September 30, 2006 was $2.24, and $1.67 and $1.61 for the three and nine month period ending September 30, 2005, respectively. There were no stock option grants during the three month period ending September 30, 2006. The weighted average grant date fair value of restricted stock awards and performance-based stock awards for the nine month period ending September 30, 2006 was $3.88. The estimated fair value of purchase rights under the ESPP plan for the nine month period ending September 30, 2006 was $1.62 and $0.96 and $1.08 for the three and nine months ended September 30, 2005, respectively.

The following table summarizes stock option activity under our stock option plans for the three and nine month periods ended September 30, 2006:

	For the Three Months Ended September 30, 2006		For the Nine Months Ended September 30, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Beginning balance	1,171,824	$2.44	1,155,445	$2.42
Granted	-	-	175,000	3.89
Exercised	(7,032)	1.92	(37,091)	2.00
Cancelled, expired or forfeited	(9,531)	2.69	(138,093)	4.25
Ending balance outstanding	1,155,261	2.44	1,155,261	2.44
Exercisable	680,491	$2.07	680,491	$2.07

The stock options outstanding and exercisable for equity share-based payment awards under our stock option plans as of September 30, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
		Weighted-
		Average
		Remaining	Weighted			Weighted
Range of		Contractual	Average	Aggregate		Average	Aggregate
Exercise Prices	Number Outstanding	Life in Years	Exercise Price	Intrinsic Value	Number Exercisable	Exercise Price	Intrinsic Value
$1.00 - $1.25	179,443	2.39	$1.04	$485,473	148,888	$1.05	$401,476
$1.25 - $1.89	175,091	1.76	1.43	406,813	174,622	1.43	405,807
$1.89 - $2.49	270,340	3.99	2.43	356,404	124,818	2.38	171,610
$2.49 - $3.04	283,137	3.93	2.82	262,005	149,543	2.83	137,210
$3.04 - $4.56	247,250	4.39	3.72	33,932	82,620	3.42	29,426
	1,155,261	3.47	$2.44	$1,544,627	680,491	$2.07	$1,145,529

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company closing stock price of $3.75 at September 30, 2006, which would have been received by award holders had all award holders exercised their stock options that were in-the-money as of that date. The aggregate intrinsic value of awards exercised during the six month period ended September 30, 2006 was $69,029.

There were 21,400 shares of restricted stock awards and performance-based stock awards that were granted and 21,150 that are outstanding at September 30, 2006. The unvested share balance at September 30, 2006 is 19,507.

As of September 30, 2006, there was $959,098 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted average period of 2.52 years. As of September 30, 2006, there was no unrecognized cost related to the employee stock purchase plan.

NOTE 10 – COMPREHENSIVE INCOME (LOSS)

During the third quarter of 2006 and 2005 total comprehensive income (loss) was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$47	$127	($863)	$219
Foreign currency translation gain / (loss)	(20)	49	191	(132)
Unrealized gain on marketable securities	-	-	-	5
Total comprehensive income / (loss)	$27	$176	($672)	$92

NOTE 11 – FOREIGN CURRENCY TRANSLATION AND DERIVATIVES

Data I/O translates assets and liabilities of foreign subsidiaries at the exchange rate on the balance sheet date. We translate revenues, costs and expenses of foreign subsidiaries at average rates of exchange prevailing during the year. We charge our translation adjustments resulting from this process to other comprehensive income (a component of stockholders’ equity), net of taxes. Realized and unrealized gains and losses resulting from the effects of changes in exchange rates on assets and liabilities denominated in foreign currencies are included in non-operating expense as foreign currency transaction gains and losses.

Data I/O accounts for its hedging activities in accordance with SFAS No. 133, Accounting for Derivatives and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and requires recognition of derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value.

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies are not effectively employed. All hedging instruments held by us are fair value hedges. Generally, these contracts have maturities less than one year and require us to exchange foreign currencies for U.S. dollars at maturity. The change in fair value of the open hedge contracts as of September 30, 2006 is an unrealized gain of $5,542 included in net loss for the nine months ended September 30, 2006, and it is included in accounts payable on the balance sheet as of September 30, 2006.

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

NOTE 12 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Interpretation No. 48, “Accounting for uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Data I/O is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are still evaluating the potential effects of this standard.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Quantifying Financial Statement Misstatements” (“SAB 108”). SAB 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 represents the SEC Staff’s views on the proper interpretation of existing rules and as such has no effective date. We are currently evaluation the impact of SAB No. 108 on our consolidated results of operations and financial condition.

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

OVERVIEW

Our primary goal is to manage the business to achieve profitable operations, while developing, launching and enhancing products to drive revenue and earnings growth. Our challenge continues to be operating in a cyclical and challenging industry environment, while positioning Data I/O to take advantage of any growth in capital spending. We began to see a recovery in growth in capital spending during 2005. During the first nine months of 2006, we experienced a 9% increase in orders over the same period of 2005. We anticipate that demand for programming capacity should continue to show improvement during the balance of 2006, in part based on third party forecasted increased 2006 unit sales for the semiconductor industry and the business outlook for target customer segments.

Following our losses during the first two quarters of 2006, we launched an initiative to lower the quarterly revenue breakeven point to below $7 million, as it rose to a calculated $7.6 million for the second quarter of 2006. This higher breakeven point was due especially to the lower gross margins, as well as the higher development and other operating expenses, we experienced during the first half of 2006. During the third quarter, we successfully reduced the breakeven point below our goal of $7 million through a combination of margin improvements and expense reductions. We have taken actions to improve the effectiveness of our sales organization. We have reduced expenses by reducing personnel costs, moving to a new much smaller facility and moderating our development materials and patent related spending.

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

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless, automotive, industrial controls and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts and break into new market areas, such as microcontrollers for the automotive market. We have expanded our China operations during 2006 to take advantage of the growth of manufacturing in China. Our switch to a new distributor in Japan, Toyo Corporation, is intended to help recapture business in the Japanese market and coordinate Japanese related business in other countries. We worked with Toyo Corporation on introductions, training, integration and transitions in the second and third quarter of 2006. We continue our efforts to partner with selected semiconductor manufacturers to better serve our mutual customers and announced two additional members of the Preferred Partnership Program in the third quarter of 2006. The Preferred Partnership Program formalizes our mutual support relationship and is designed to increase collaboration between the semi conductor vendor and Data I/O to better serve our customers.

BUSINESS RESTRUCTURING

During 2005, we took restructuring related charges of $96,000 primarily related to severance and completing actions that had been started in the second half of 2004. This aligned management operations with the changes made in 2004 to control costs in North America and Europe and the need to build staff serving China and Eastern Europe. At December 31, 2005, $33,000 remained as accrued but unpaid restructure charges, which were completed and fully paid out during the first three quarters of 2006.

During the third quarter of 2006, as part of our additional effort to reduce expenses, we incurred a restructuring charge of approximately $152,000, with all but $23,000 paid out during the quarter. The restructuring charge is primarily related to severance charges incurred at our Redmond, Germany and China offices. In view of our declining margins and operating results during the first and second quarters of 2006, actions were taken to reduce expenses and improve margins, thereby reducing our quarterly revenue breakeven point to below $7 million for the quarter. The remaining unpaid restructure charge is expected to be paid out in the fourth quarter of 2006.

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2005 and have not materially changed as of September 30, 2006, with the exception of the following:

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

Results of Operations

NET SALES
	Three Months Ended			Nine Months Ended
Net sales by product line	September 30, 2006	% Change	September 30, 2005	September 30, 2006	% Change	September 30, 2005
Automated programming systems	$4,106	16.4%	$3,528	$11,813	1.5%	$11,635
Non-automated programming systems	2,731	(10.7%)	3,059	8,600	3.2%	8,331
Total programming systems	$6,837	3.8%	$6,587	20,413	2.2%	$19,966

	Three Months Ended			Nine Months Ended
Net sales by location	September 30, 2006	% Change	September 30, 2005	September 30, 2006	% Change	September 30, 2005
United States	$1,260	13.5%	$1,110	$4,703	(3.0%)	$4,848
% of total	18.4%		16.9%	23.0%		24.3%
International	$5,577	1.8%	$5,477	$15,710	3.9%	$15,118
% of total	81.6%		83.1%	77.0%		75.7%

The revenue increase for the third quarter of 2006 compared to the third quarter of 2005 relates primarily to higher sales of our ProLINE-RoadRunner, offset by lower sales of our PS Series products and adapters. However, on a year-to-date basis, the revenue increase can be attributed to an increase of PS Series product sales offset in part by a decrease in ProLINE-RoadRunner product sales. In the third quarter of 2006, we experienced increased sales in the Americas and China, partially offset by lower sales in Europe. Domestic sales increased approximately 13.5% in the third quarter of 2006, compared to the third quarter of 2005, primarily due to additional ProlLINE-RoadRunner product sales. Programming centers, electronic manufacturing services (EMS) companies and semiconductor factory programming represented our main automation equipment customers. During the third quarter of 2006, we sold automated systems to several new accounts. Although orders booked during both the third quarters of 2006 and 2005 were $7.8 million, on a year-to-date basis orders increased from $20.4 million in 2005 to $22.2 million in 2006. We increased our backlog of orders during the third quarter of 2006 by $700,000. The relatively high level of unshipped orders resulted primarily from orders taken for our new FLX-500 product, which we began shipping during October, as well as later customer delivery requirements and a distributor’s orders being on hold due to credit issues not resolved until October.

In 2006, we introduced our new FLX-500 desktop automated programming system, as well as a new version of our ProLINE-RoadRunner for Siemens X-Series (SMT) feeder. During 2005, we began shipping other new products including the PS-588 automated programming system and the ImageWriter-300, our In-System Programming solution. We limited our sales efforts on ImageWriter products in the second quarter while we resolved issues affecting our customers’ out-of-box experience. These ImageWriter improvements were completed, and although sales efforts resumed for the third quarter of 2006, we have not yet experienced significant ImageWriter sales growth. We expect these products to increase our revenues; however, partially offsetting this expected increase is the expected continuing trend of declining sales of our older non-automated product lines.

For the first nine months of 2006 compared to the same period of 2005, sales increased slightly, with the third quarter sales increase offsetting the first quarter sales decline. There have been significant product mix shifts with higher sales of PS Systems and FlashPAK programmers and lower sales of ProLINE-RoadRunner products, adapters and older legacy programmer products. China sales grew 25%, offset by declines in the rest of Asia. Sales in the Americas grew 6%, with Mexico and Canada sales offsetting the U.S sales decline. European sales declined 13%. Programming centers, EMS companies and semiconductor factory programming represented our main automation customer groups in 2006. Order bookings for the first nine months of 2006 were up 8.8% compared to the first nine months of 2005.

GROSS MARGIN
	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Gross Margin	$3,768	$3,756	$10,922	$11,703
Percentage of net sales	55.1%	57.0%	53.5%	58.6%

Gross margins decreased as a percentage of sales compared to the third quarter of 2005 but increased in dollars compared to the third quarter of 2005. The overall gross margin percentage decrease primarily relates to product mix shifts and lower average selling prices as well as certain unfavorable operating variances during the quarter. The product mix shift relates to decreased sales volume of higher margin Unifamily and aftermarket products, with offsetting increased sales volume of ProLINE-RoadRunner and FlashPAK non-automated programmer. The lower average selling prices related primarily to the effect of increased indirect channel sales, especially in China. In addition, the third quarter of 2006 had $282,000 of less favorable or negative operations variances and $155,000 of increased operations labor and overhead spending, particularly at the Brazil operations, compared to the third quarter of 2005, offset by favorable manufacturing labor and overhead variance of $113,000.

For the first nine months of 2006 compared to the same period of 2005, the lower gross margin dollars and gross margin as a percentage of sales are primarily due to the decrease in sales volume of higher margin ProLINE-RoadRunner and aftermarket products with offsetting increased sales volume of lower margin PS Series products and FlashPAK non-automated programmer. For the first nine months of 2006 there were $520,000 of less favorable or negative operations variances and $346,000 of increased labor & overhead costs, due primarily to Brazil operations, compared to the third quarter of 2005.

RESEARCH AND DEVELOPMENT
	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Research and development	$1,426	$1,218	$4,245	$3,905
Percentage of net sales	20.9%	18.5%	20.8%	19.6%

Research and development (“R&D”) spending for the third quarter and first nine months of 2006 compared to the same periods of 2005 increased in dollars and as a percentage of sales due to the higher spending associated with the development of the FLX-500. We expect that the spending in R&D should moderate as a percentage of sales as the development of new platforms, such as the FLX-500 and ImageWriter, come to completion and the engineering focus moves from significant platform development to product enhancements and extensions.

SELLING, GENERAL AND ADMINISTRATIVE
	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Selling, general & administrative	$2,229	$2,411	$7,494	$7,421
Percentage of net sales	32.6%	36.6%	36.7%	37.2%

Selling, general and administrative (“SG&A”) expenses decreased $182,000 for the third quarter of 2006 compared to the third quarter of 2005 due primarily to lower facility costs of $46,000 in connection with the move to a smaller facility in July, decreased costs of approximately $89,000 associated with the new information system purchase in prior year and a decrease in net personnel costs in China of $83,000. These decreases were offset by an increase in FAS 123(R) equity compensation related expense of $62,000 for the third quarter.

For the first nine months of 2006 compared with the same period in 2005, SG&A expense increased slightly by $73,000 which was basically due to the FAS 123(R) expense of $200,000, offset by lower SG&A during the third quarter of 2006 as described above.

INTEREST
	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Interest income	$18	$37	$98	$81
Interest expense	$ -	($4)	$ -	($16)

Interest income decreased in the third quarter due to the decrease in marketable securities but increased for the first nine months of 2006 compared to the same periods in 2005 due to higher investment returns.

INCOME TAXES
	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Income tax expense (benefit)	($64)	($5)	($9)	$106

Tax benefit recorded for the third quarter and the first nine months of 2006 was due to foreign taxes. The tax effective rate differed from the statutory tax rate primarily due to the effect of valuation allowances, states taxes and the taxes in countries without local net operating loss carryforwards. The tax valuation allowance decreased by approximately $82,000 during the quarter. Data I/O has a valuation allowance of $10,007,564 as of September 30, 2006.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES
(in thousands)	September 30, 2006	Change	June 30, 2006	Change	December 31, 2005
Working capital	$9,419	($38)	$9,457	($537)	$9,994

At September 30, 2006, Data I/O’s principal sources of liquidity consisted of existing cash and cash equivalents. Our working capital decreased by $38,000 and our current ratio remained consistent at 2.7 at December 31, 2005 and at September 30, 2006.

Our cash and cash equivalents decreased by approximately $1.9 million during the nine months ended September 30, 2006 primarily due to the cash used for operating activities totaling approximately $1.5 million. Cash used for operations primarily included a $1.5 million increase in inventories and expenditures related to the move to our new facility. The increase in inventory levels was primarily related to the increase in FLX-500 inventory, as well as additional inventory supporting higher PS System sales.

We used approximately $360,000 of cash in investing activities during the nine months ended September 30, 2006, which included $1.1 million used to purchase property, plant and equipment offset by proceeds from the sale of marketable securities totaling $804,000. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements throughout at least the next one year period. Capital expenditures for property, plant and equipment during the balance of 2006 are planned to be approximately $100,000.

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

Aggregate Contractual Obligations and Commitments

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. Any amounts reflected on the balance sheet as accounts payable, accrued liabilities and notes payable are excluded from the below table. We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows as of September 30, 2006 (in thousands):

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Operating leases	$1,098	$1,952	$1,334	-	$4,384
Commitments to suppliers	1,716	-	-	-	1,716
Other purchase commitments	100	1	-	-	101

Total	$2,914	$1,953	$1,334	-	$6,201

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are still evaluating the potential effects of this standard.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Quantifying Financial Statement Misstatements” (“SAB 108”). SAB 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 represents the SEC Staff’s views on the proper interpretation of existing rules and as such has no effective date. We do not expect the adoption of SAB No. 108 to have a material impact on our financial position, results of operation, or cash flows.

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

The table below provides information about our marketable securities, including principal cash flows and the related weighted average interest rates (in thousands):

	Principal Cash Flows For Q4 2006	Estimated Fair Value at September 30, 2006	Principal Cash Flows to September 30, 2006	Estimated Fair Value at December 31, 2005
Taxable Auction Securities	-	-	$800	$800

Total portfolio value	$ -	$ -	$800	$800

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

Our sales and corresponding receivables are substantially in U.S. dollars other than sales made in our subsidiaries in Germany, Canada, China, and Brazil. Through our operations in Germany, Canada, China, and Brazil, we incur certain product costs; research and development; customer service and support costs; selling, general and administrative expenses in local currencies. We are exposed, in the normal course of business, to foreign currency risks on these expenditures and on related foreign currency denominated monetary assets and liabilities. We have evaluated our exposure to these risks and believe that our only significant exposure to foreign currencies at the present time is primarily related to Euro-based receivables. We use forward contracts to hedge and thereby minimize the currency risks associated with certain transactions denominated in Euros.

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

At September 30, 2006, we had eight forward contracts to sell Euros in exchange for $1,672,000 with rates ranging from 1.2575 to 1.2819, all scheduled to be due within the next quarter and the value at that date of $1,678,000.

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

During the first and third quarters of 2006, we implemented a new information system starting with our United States and Canadian operations, respectively. During the fourth quarter of 2006, we continue our implementation efforts to prepare for adding and integrating our Germany and China subsidiary operations as well as making system refinements for the U.S. operations. Overall, we implemented similar process and system internal controls to those associated with our previous system and performed testing of the new system and reconciliations of the results. However changes to significant systems and processes like these may result in unforeseen or unknown items that may materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the Risk Factors described in our Annual Report other than changes to the Risk Factor below entitled “Failure to successfully implement a new worldwide information system may adversely affect our operations and sales.” This Risk Factor item, which was included in our Annual Report, has been changed to reflect additional discussion of the potential risks.

Failure to successfully implement a new worldwide information system may adversely affect our operations and sales.

We have recently acquired and are currently implementing a new worldwide information system. Our corporate office began use of the new system in February 2006. Our Canadian operations began use in August 2006. We are now in the process of implementing the new system at our Germany and China subsidiary locations and additional modules and features in the United States. Our operations and financial results could be adversely affected if we are unable to complete the system implementation without significant interruptions in accounting systems, order entry, billing, manufacturing and other customer support functions. In addition, the costs associated with the implementation and training could exceed budgeted amounts and adversely affect our profitability and liquidity. Process changes and system operation could require additional resources and costs to be incurred on a current and ongoing basis. System implementation delays could cause difficulties in our complying with the internal controls assessment, reporting and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

21

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

10.27	Amended and Restated 2000 Stock Compensation Incentive Plan dated May 24, 2006 (Incorporated by reference to Data I/O’s 2006 Proxy Statement dated April 6, 2006).

10.28	Form of Performance Award Agreement (Incorporated by reference to Exhibit 10.28 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.29	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.29 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

31	Certification – Section 302:
31.1	Chief Executive Officer Certification	26
31.2	Chief Financial Officer Certification	27

32	Certification – Section 906:
32.1	Chief Executive Officer Certification	28
32.2	Chief Financial Officer Certification	29

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATA I/O CORPORATION
(REGISTRANT)
DATED:	November 14, 2006

By: //S//Joel S. Hatlen
Joel S. Hatlen
Vice President - Finance
Chief Financial Officer
Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

By: //S//Frederick R. Hume
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date	November 14, 2006	/s/ FREDERICK R. HUME
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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date	November 14, 2006	/s/ JOEL S. HATLEN
Joel S. Hatlen
Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  /s/ Frederick R. Hume

Frederick R. Hume

Chief Executive Officer

(Principal Executive Officer)

November 14, 2006

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

November 14, 2006

