Form 10-K
period 2006-12-31
DATA I/O CORP
filed 2007-04-02
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period from ___________ to _____________

Commission File No. 0-10394

DATA I/O CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other Incorporation)	91-0864123 (I.R.S. Employer Identification Number)

6464 185th Ave NE, Suite 101, Redmond, Washington, 98052
(425) 881-6444
(Address, including zip code, of registrant’s principle executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (No Par Value)	Nasdaq Capital Market Series

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes        No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes        No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes        No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      Yes        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer                Accelerated filer              Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes        No

Aggregate market value of voting and non-voting Common Stock held by non-affiliates of the registrant as of June 30, 2006

$25,932,442

8,505,273 shares of Common Stock, no par value, outstanding as of March 19, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its May 17, 2007 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

FORM 10-K

For the Fiscal Year Ended December 31, 2006

INDEX

Part I	Page

Item 1.	Business	1

Item 1A.	Risk Factors	8

Item 1B.	Unresolved Staff Comments	13

Item 2.	Properties	13

Item 3.	Legal Proceedings	13

Item 4.	Submission of Matters to a Vote of Security Holders	13

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	14

Item 6.	Selected Financial Data	16

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 8.	Financial Statements and Supplementary Data	25

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	47

Item 9A.	Controls and Procedures	47

Item 9B.	Other Information	47

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	47

Item 11.	Executive Compensation	48

Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	48

Item 13.	Certain Relationships and Related Transactions and Director Independence	48

Item 14.	Principal Accounting Fees and Services	48

Part IV
Item 15.	Exhibits, Financial Statement Schedules	49

Signatures	53

i

PART I

Item 1. Business

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about Data I/O® Corporation’s industry, management’s beliefs and certain assumptions made by management. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements.”

General

Data I/O Corporation (“Data I/O”) designs, manufactures, and sells programming systems used by designers and manufacturers of electronic products. Our programming system products are used to program integrated circuits (“ICs” or “devices” or “semiconductors”) so that the ICs will function as desired in the customer’s electronic product. They are an important tool for the electronics industry experiencing growing use of programmable ICs. Data I/O markets and distributes our programming systems worldwide, and is the global leader in this market. Data I/O incorporated in the State of Washington in 1969 and the business was founded in 1972.

Data I/O Mission. Data I/O’s mission is to design and deliver innovative customer-focused programming solutions, which enable customers to manage their firmware supply chain, getting their products to market faster, while reducing costs in their process. We align our products and services to make programming easy, delight our customers and satisfy their whole product needs.

Helping Customers Manage their Firmware Supply Chain. Much of the innovation and competitive advantage of today’s electronic products comes from the software buried inside the product, which is commonly referred to as “firmware.” Companies use firmware to differentiate their products from their competitors’ products, constantly writing new code to add features. This allows them to build multiple models with identical hardware and many versions of firmware, all on one production line. Any improvement in production efficiency boosts the profitability of all products on that line. Many original equipment manufacturers (“OEMs”) now outsource production to specialists in electronic manufacturing services (“EMS”) to maximize the profit impact from highly efficient production. The challenges of managing the firmware supply chain remain, however, and can even increase with this additional interface. Our systems allow our customers – both OEM and EMS companies – to build products with the exact firmware features that consumers specify, virtually real-time with the latest software release. We help our customers eliminate inventory risks, delays, rework, and lost market opportunities while enabling them to better serve their customers.

Connected Strategy. There are many providers of device programming tools on the market today. However, experienced design, test and manufacturing engineering teams need a comprehensive approach to process management that will assure the integrity of the product data files from design through manufacturing, assuring that the production line builds the product in the most cost-effective way, precisely as designed. Data I/O solutions provide a consistent device programming methodology from design through prototype and new product introduction and finally in the high volume manufacturing phase. We call this approach the ‘Connected Strategy’. Data I/O’s Connected Strategy leverages network capable products to easily move the customer’s intellectual property securely up and down the supply chain.

Application Innovation Strategy. Because there many providers of device programming tools, programming technology is now widely available and is even being provided directly to customers by the semiconductor firms. Those activities that provided the profit in the past such as the sale of programming equipment and adapters are threatened by many readily available alternatives. For this reason, we have introduced our new applications innovation strategy. This strategy provides complete solutions to target customer’s business problems. These solutions will require more than what we have considered as products in the past. These solutions will have a larger software element, may involve third-party components, and in many cases, will be developed to address a specific customer’s requirements. We believe by adding these features to our strategic product platforms, we will be able to set ourselves apart from other product suppliers and elevate our relationship with our customers to a partner level.

Business Restructuring. During the second half of 2006, as part of our additional effort to reduce expenses, we incurred restructuring charges of approximately $152,000 in the third quarter and $39,000 in the fourth quarter. The restructuring charges are primarily related to severance charges incurred at our Redmond, Germany and China offices. In view of our declining margins and operating results during the first and second quarters of 2006, actions were taken to reduce expenses and improve margins, thereby reducing our quarterly revenue breakeven point to below $7 million for the quarter. At December 31, 2006, approximately $2,300 remained as accrued but unpaid restructure charges, which we expect to pay during the first quarter of 2007.

Industry Background

Data I/O enables companies to improve productivity and reduce costs by providing device programming solutions that enable our customers to take intellectual property (design and data files) and program it into memory, microcontroller and logic devices. Companies that design and manufacture electronic products that utilize programmable devices purchase these solutions from us. OEMs and their EMS contract manufacturers, our primary customers, design and manufacture a broad range of electronic products for both consumer and industrial use. Data I/O also provides services related to hardware support, system installation and repair, and device programming.

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

More than 70 semiconductor manufacturers offer thousands of different programmable devices. The technology trends driving the programmable device market result in a broad range of requirements for programming information into these devices. Programmable memory devices continue to have higher density and occupy smaller circuit board space. Programmable microcontroller devices are now more prevalent because semiconductor vendors are standardizing their manufacturing process continuing the trend away from fixed or “masked” microcontrollers and enhancing their attractiveness by increasing the device memory content, instead of using external memory devices. These technology advances require advanced programming equipment like Data I/O manufactures.

Our automated programming systems integrate programming and handling functions into one product solution. Quality conscious customers continue to drive this portion of our business, which includes high-volume manufacturing and high-volume programming center customers.

Products

In order to accommodate the expanding variety and quantities of programmable devices being manufactured today, Data I/O offers multiple solutions for the numerous types of device mix and volume usage by our customers in the various market segments and applications. We work closely with leading manufacturers of programmable devices to develop our products to meet the requirements of a particular device.

Data I/O’s line of programming systems includes a broad range of products, systems, modules, and accessories, which we group into two general categories: automated programming systems and non-automated programming systems. We provide automated programming systems in three categories: off-line, in-line, and on-board (also known as In-system Programming). In addition, we provide device support and service on all of our products. Device support is a critical aspect of our business and consists of writing software algorithms for devices and developing socket adapters to hold and connect to the device for programming.

Within the categories of automated solutions and non-automated systems, Data I/O targets specific solutions at specific market segments. Data I/O optimizes the solution based on the customer’s device, process and business needs. Data I/O’s flagship programming platform, FlashCORE™, has the speed and pricing to provide the best value in the industry, making it the leading choice for high volume production. Data I/O technical teams work closely with semiconductor manufacturers to actively plan for programming support of new devices and physical packages. The FlashCORE platform is used worldwide to program NOR Flash devices from all providers, including market leaders, Intel, Renesas, Spansion and Toshiba. Data I/O leads the industry in providing solutions for NAND flash programming from Hynix, Micron, Samsung, ST Microelectronics, Toshiba, msystems (SanDisk) DiskOnChip and others. The dynamics of the flash market are changing, blurring the distinction of NAND and NOR technologies and the emergence of converged offerings, including Samsung’s OneNAND and Spansion’s ORNAND, also supported on FlashCORE systems. Data I/O’s strong partnerships with leading semiconductor companies greatly enhance our ability to serve our mutual customers.

Target customers include OEMs and EMSs of electronic consumer products, like the fast-growing portable/wireless devices, cellular handsets and smart appliances. These applications are high volume users of programmable flash memory devices.

In portable electronics products, shrinking form factors are driving the shrinkage of device packages. Manual programming and handling of these tiny packages is increasingly impractical due to quality issues. This trend toward small packages should drive demand for Data I/O’s automated programming systems in 2007.

Applications targeted for these tiny devices include automotive, consumer appliances, remote controls, medical devices, portable/personal electronics, PC peripherals, hand-held and wearable PCs, telecommunications including phones and pagers, security alarms and sensors.

TaskLink® for Windows provides a universal job set-up tool that intuitively guides users in preparing product data files for programming. TaskLink is also a key element of our Connected Strategy. Leveraging network connectivity, Data I/O’s TaskLink provides monitoring and control over programming systems anywhere on the network – providing global companies with greater visibility and control over remote production lines or contract manufacturing processes. In late 2006, Data I/O began to provide a number of application specific software products and related hardware that were developed in response to customer requirements. The value of our application-software further differentiates Data I/O from other providers.

Automated Programming Solutions

Data I/O provides our manufacturing and programming center customers with automated programming systems solutions that include robotic handlers, a variety of programmers, input and output media handling (such as tray stackers, tubes, loaders or taping), and marking solutions. Our ProLINE-RoadRunner™ is a unique in-line programming system with programming speed capability, which approaches the speed at which Flash devices can currently accept data. Many of our customers need to program Flash and microcontroller devices in large quantities and very quickly. ProLINE-RoadRunner mounts directly on the assembly machine in the production line (Siemens, Fuji, Universal, Panasonic and Assembleon machines) and delivers programmed parts from reels of blank devices to the production line in a just-in-time fashion. Our ProLINE-RoadRunner eliminates production bottlenecks associated with high-density Flash and microcontroller devices, allowing last minute firmware changes and eliminating programmed part inventories, ultimately streamlining and reducing the customer’s production and process costs. ProLINE-RoadRunner enables customers to implement lean processes and is a key element in Data I/O’s Connected Strategy, allowing customers and partners to more effectively manage their firmware supply chain. ProLINE-RoadRunner currently retails from $72,500 to $118,000, depending on programming capability.

Data I/O’s PS family of automated programming solutions offers highly flexible solutions for off-line batch programming. Data I/O can configure PS systems to support not only Flash devices, but also a wide variety of other devices, such as microcontrollers. These systems provide a number of marking, labeling, and input/output options. Most importantly, customers can make changeovers extremely fast. This feature allows the customer to rapidly respond to diverse demands with very little downtime. Customers can optimize the PS family systems for any job to maximize throughput and, when combined with fast changeover times and high reliability, provide the highest levels of output during a production shift. Our PS588 integrates the same FlashCORE programmer we use in our PS288, PS300 FlashCORE, ProLINE-RoadRunner and FlashPAK™ and builds on our Connected Strategy and common architecture. The PS588 significantly improves throughput and lowers the cost per programmed part. The PS family products range in price from approximately $149,200 to $430,000.

In the last quarter of 2006, the Company began shipping the FLX500, the industry’s first desktop automated programming and handling system. The FLX500 sets a new standard in the user experience for automation programming systems. Its graphical user interface eliminates the issue of language usage for the operator. It was designed for “plug and play” operation and is based on a highly modular architectural design. The FLX500 significantly reduces the entry point for users seeking the benefits of automation without the previously assumed need for high volume part consumption. The FLX500 family ranges in price from approximately $76,000 to $100,000.

Data I/O’s ImageWriter-200 and ImageWriter-300 are our solutions for in-systems programming of programmable microcontrollers and serial memory mounted on the printed circuit board. These solutions are designed to be integrated into the line generally in a test fixture. The primary markets for ImageWriter are microcontroller applications in automotive electronics, industrial automation and consumer electronics. Pricing for the ImageWriter starts at approximately $2,000 for the first unit with most installations requiring multiple units.

Non-Automated Programming Systems

Our line of non-automated programming systems provides solutions for both engineering and low to medium-volume manufacturing customers. Non-automated programming systems require a user to physically handle the devices being programmed. These types of programmers are also sometimes referred to as “manual” or “desktop” programmers. We now have three families of non-automated programmers: Sprint, UniSystem and FlashPAK.

Engineering customers typically use single-site programming systems during the prototype phase of a new design, and may purchase inexpensive systems for limited volume device needs or more expensive systems to support more complex devices or a large variety of device packages. Single-site programming systems can perform programming on only one programmable device at a time.

Data I/O offers a range of high quality, universal single socket manual programming solutions through our UniSystem family of programming systems. Our UniSite and 3980xpi programming systems offer the highest levels of signal integrity, which ensure the highest programming standards. Popular in military, aerospace, telecommunications and other mission critical applications, the systems range from approximately $15,000 to $35,000.

For more cost constrained or higher volume applications, the Sprint family of products offers excellent value for the money and versatility. The Sprint Quad and Octal programming systems offer 4 and 8 socket universal programming configurations for higher volume applications. The Sprint family of products range in price from under $1,000 to $20,000 for the multiple socket solutions.

Our highest volume manual programmer, the FlashPAK, leverages the high-speed proprietary FlashCORE programming technology in the ProLINE-RoadRunner system. We believe FlashPAK, starting at approximately $7,500, is the world’s fastest programming architecture, limited today only by the speed at which Flash devices can accept data. FlashPAK is another key element of Data I/O’s connected strategy, providing OEMs and new product introduction facilities with a high performance Flash programming system that can be used to validate designs before moving down the firmware supply chain. For manufacturing applications, the FlashPAK, a high speed, multi-socket, small footprint desktop solution, provides manual programming operations with the highest level of flexibility at the lowest cost per part. Manufacturers that use manual programming because of lower labor costs in areas like Asia find FlashPAK an attractive solution.

Data I/O supports and completes our product offering with a full range of software and device update products and worldwide service and repair capability.

Customers

Data I/O sells our products to customers worldwide in a broad range of industries, including wireless handset manufacturers and other telecommunication companies, consumer electronics, computers, test and measurement, medical, transportation, military, aerospace, electronic contract manufacturing, programming centers, and semiconductors. Our principal customers include Motorola, Research In Motion, BenQ/ (Siemens), TRW, Arrow, Avnet, and BTV. Our customers either design and/or manufacture electronic products that incorporate programmable devices or provide device programming services. During 2006, we sold products to over 1,000 customers throughout the world. During 2006, there was one customer, Bright Faith Global Limited (our sales agents in China), that represented approximately 10.6% of our 2006 net sales. In 2005, there were no customers that accounted for more than 10% of our 2005 net sales. And one customer, Siemens, accounted for 14.5% of our 2004 net sales. Additionally in 2006, there were two distributors and one customer that represented 10.1%, 10.2% and 12.0% of our total consolidated accounts receivable balance at December 31, 2006, respectively, and there were no distributors or customers that represented 10% or more of our total consolidated accounts receivable balance at December 31, 2005.

Programmable device consumption continues to grow as more electronic product manufacturers take advantage of the flexibility and cost effectiveness of programmable memory, microcontroller and logic devices. Electronic products today utilize programmable technology in one form or another, from microcontrolled home appliance devices to set top boxes and wireless devices, which use increasingly vast amounts of memory for Internet connectivity and new leading edge features. Our customers come from virtually all industries manufacturing electronic products, and include the consumer electronic products, cell phone, personal data assistants (“PDAs”) and other wireless device manufacturers, home entertainment product sectors, aerospace and military applications, global positioning systems, the personal computer (“PC”) and the PC peripheral industry, automotive electronics and industrial automation and control.

Flash memory growth. The Flash memory customer segment is experiencing some of the most impressive growth of all programmable devices. As cell phones, PDAs, games consoles, set top boxes and other consumer devices become more capable, powerful and compact, the demand for Flash units and megabytes continues to grow.

Microcontroller growth. As the demand for smarter electronic devices increases, demand for greater numbers of microcontroller devices increases. Many household appliances today contain a microcontroller to control the critical functions of the product and provide new features. Examples of these appliances include toasters, refrigerators, garage door openers and even thermostats. This growth creates new market opportunities for us and we have added support for these devices in our FlashCORE architecture and our ImageWriter product. In addition, the number of microcontrollers in automotive electronic applications is growing rapidly, with some cars having as many as 80 or more microcontrollers that control functions from airbag and ABS systems to air conditioning, information centers and entertainment, navigation and communication systems. We are also targeting the automotive segment as a critical and growing target segment for our solutions.

Geographic Markets and Distribution

Data I/O markets and sells our products through a combination of direct sales, internal telesales, and indirect sales representatives and distributors. We continually evaluate our sales channels against our evolving markets and customers.

Sales of Data I/O’s semiconductor programming equipment products requiring installation by us that is other than perfunctory were previously recorded when installation was complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. After we determined that our programming equipment has reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment, and each of the multiple deliverables has an established fair market value pursuant to Emerging Issues Task Force (“EITF”) 00-21, Data I/O began in the third quarter of 2005 recognizing revenue for these products at the time of shipment if all of the other criteria for revenue recognition exist in accordance with Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition. Revenue for the undelivered installation service remains deferred at time of shipment and is recognized upon completion of the installation.

Revenue for products where installation is considered perfunctory continues to be recognized at the time of shipment. Installation that is considered perfunctory includes any installation that can be performed by other parties, such as distributors, other vendors, or in most cases the customers themselves. We recognize revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period.

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives, and a direct telesales organization. Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by Data I/O. Net sales in the United States for 2006, 2005, and 2004 were $6,407,000, $6,386,000, and $5,434,000, respectively.

Foreign Sales

Foreign sales represented approximately 78%, 78%, and 80%, of net sales of our programming systems in 2006, 2005, and 2004, respectively (see Note 15 of “Notes to Consolidated Financial Statements”). We make foreign sales through our wholly-owned subsidiaries in Germany, China, Brazil and Canada, as well as through independent distributors and sales representatives located in 35 other countries. Our independent foreign distributors purchase Data I/O products in U.S. Dollars for resale and we recognize the sale at the time of shipment to the distributor. As with U.S. sales representatives, sales made by international sales representatives are on an agency basis with shipments made directly to the customer by us.

Net foreign sales for 2006, 2005, and 2004 were $22,386,000, $21,935,000, and $21,876,000, respectively. We determine total foreign sales by the international geographic area into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers. Foreign sales do not include transfers between Data I/O and our foreign subsidiaries. Export sales are subject to U.S. Department of Commerce regulations. We have not, however, experienced difficulties to date as a result of these requirements.

Fluctuating exchange rates and other factors beyond our control, such as international monetary stability, tariff and trade policies, and U.S. and foreign tax and economic policies, affect the level and profitability of foreign sales. We cannot predict the effect of such factors on our business.

Competition

The competition in the programming systems market is highly fragmented with a large number of smaller organizations offering inexpensive solutions. While we are not aware of any published industry market information covering the programming systems market, according to our inside analysis, we estimate that the total number of programming systems sold during 2006 is similar to 2005 and 2004 where we determined the total sale to have been approximately $110 million, with Data I/O capturing an estimated 28 - 30% of the global market. Over the last five years, based on our analysis, we believe that Data I/O has gained market share versus our significant competitors.

Competitive factors often include prices, features, device support and programming speed, as the programming process impacts more on the major manufacturers’ total production process. However, competitive factors are changing. The added value for customers is becoming the whole product solution that fits the customer’s business processes. As an example, ProLINE-RoadRunner offers a unique solution, which best addresses the customer’s process needs in high volume Flash applications. To this extent, the value proposition of this specific programming solution is very different from traditional solutions.

Therefore, addressing customers’ process needs is critical to increasing the opportunity for programming solutions beyond the current amount in this market niche. We estimate that customers are spending between $2.0 billion to $2.5 billion a year on programming memory, microcontroller and logic devices and much of this programming is achieved through the use of the customers’ test equipment offered by companies like Agilent and Teradyne or homegrown solutions for specific markets like automotive. The main competitive solution in the programmable market is, therefore, the in-house solution, and the opportunity exists to substitute customers’ solutions with more economical and more easily maintainable solutions to solve the problems, which traditional programmers do not address. Boundary scan tools also fall into this category, although still a small market with a number of small companies participating who principally focus on test solutions. Our ImageWriter product addresses the need for a robust manufacturing ISP solution for consumer electronics, automotive electronics and industrial automation customers in this market. We expect that the ImageWriter will be a platform for application development.

Manufacturing, Raw Materials, and Backlog

Data I/O performs primarily assembly and testing of our products at our principal facility in Redmond, Washington and we outsource our circuit board manufacturing and fabrication. We use a combination of standard components, proprietary custom ICs and fabricated parts manufactured to Data I/O specifications. An outside supplier located in Germany manufactures our Sprint non-automated programming systems. Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer subassemblies, custom ICs, hybrid circuits and connectors, are purchased from single sources. In late 2006, we began to transfer a portion of our FlashCORE adapter production to China and expect to continue this transfer during 2007. We believe that additional sources can be developed for present single-source components without significant difficulties in obtaining supplies. We cannot be sure that single-source components will always continue to be readily available. If we cannot develop alternative sources for these components, or if we experience deterioration in relationships with these suppliers, there may be delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty, except for contracts calling for custom configuration. To date, such cancellations have not had a material effect on our sales volume. To meet customers’ delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders. Most orders are scheduled for delivery within 1 to 60 days after receipt of the order. Our backlog of pending orders was approximately $2.2 million, $1.2 million, and $1.5 million as of December 31, 2006, 2005, and 2004, respectively. The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

Research and Development

Data I/O believes that continued investment in research and development is critical to our future success. We continue to develop new technologies and products and enhance existing products. Future growth is to a large extent dependent upon the timely development and introduction of new products, as well as the development of algorithms to support the latest programmable devices. We are currently focusing our research and development efforts on strategic growth markets, namely new programming technology and automated handling systems for the manufacturing environment, including support for NAND FLASH and for m-systems (SanDisk) DiskOnChip® technology, microcontroller support for FlashCORE, additional platforms and improvements for ProLINE-RoadRunner, enhancements for our ImageWriter in-system programming solution and enhancements for our new FLX500. We continue to also focus on increasing our capacity and responsiveness for new device support requests from customers and programmable IC manufacturers by revising and enhancing our internal processes and tools. During this past year, our research and development resulted in our newest product: FLX500.

During 2006, 2005, and 2004, we made expenditures for research and development of $5,577,000, $5,286,000, and $5,057,000, respectively, representing 19.4%, 18.7%, and 18.5%, of net sales, respectively. Research and development costs are expensed as incurred.

Patents, Copyrights, Trademarks, and Licenses

Intellectual property rights applicable to various Data I/O products include patents, copyrights, trade secrets and trademarks. Data I/O also relies on patents, copyrights, trade secrets and trademarks to protect our intellectual property, as well as product development and marketing skill, to establish and protect our market position. We also grew our patent portfolio over the past few years as we developed strategic technologies like the FLX500, ProLINE-RoadRunner and FlashCORE that are critical to our Connected Strategy.

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

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, portions of our products might possibly infringe upon existing patents or copyrights, and we may, therefore, be required to obtain licenses or discontinue the use of the infringing technology. We believe that any exposure we may have regarding possible infringement claims is a reasonable business risk similar to that assumed by other companies in the electronic equipment and software industries. However, any claim of infringement, with or without merit, could be costly and a diversion of management’s attention, and an adverse determination could adversely affect our reputation, preclude us from offering certain products, and subject us to substantial liability.

Employees

As of December 31, 2006, we had 129 employees, of which 47 were located outside the U.S. We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand. Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry. None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable.

Environmental Compliance

Our facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment. Compliance with environmental laws has not had, nor is it expected to have, a material effect on our capital expenditures, financial position, results of operations or competitive position.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 19, 2007:

Name	Age	Position

Frederick R. Hume	64	President and Chief Executive Officer

Joel S. Hatlen	48	Vice President
		Chief Financial Officer
		Secretary and Treasurer

Harald A. Weigelt	47	Vice President
		Worldwide Sales and Marketing

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

Joel S. Hatlen joined Data I/O in September 1991 and became Chief Accounting Officer and Corporate Controller in February 1997. In January 1998, he was promoted to Vice President of Finance and Chief Financial Officer, Secretary and Treasurer. He began his career at Data I/O as a Senior Tax Accountant and became Tax Manager in December 1992 and Corporate Controller in December 1993. From September 1981 until joining Data I/O, Mr. Hatlen was employed by Ernst & Young LLP, where his most recent position was Senior Manager.

Harald A. Weigelt joined Data I/O in 1991. In January 2006, he was appointed Vice President, Worldwide Sales and Service and in October, 2006, he was appointed Vice President, Worldwide Sales and Marketing. Prior to this position, he served as the Vice President, European Operations and as Managing Director of Data I/O’s operations in Germany. Prior to joining Data I/O, he was employed with Instrumatic, where he served as Product Manager and was employed with Wavetek as Product Manager.

Item 1A. Risk Factors

Cautionary Factors That May Affect Future Results

Data I/O’s disclosure and analysis in this Annual Report contains some forward-looking statements. Forward-looking statements include our current expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. In particular, these include statements relating to future action, prospective products, new technologies, establishing foreign operations, future performance or results of current and anticipated products, sales efforts, expenses, outsourcing of functions, outcome of contingencies, impact of regulatory requirements, restructure actions and financial results.

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

We undertake no obligation to publicly update any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events or otherwise. The reader should not place undue reliance on such forward-looking statements. The reader is advised, however, to consult any future disclosures Data I/O makes on related subjects in our 10-Q, 8-K and 10-K reports to the SEC and press releases. Also, note that Data I/O provides the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause Data I/O’s actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect Data I/O. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

RISK FACTORS

Delays in development, introduction and shipment of new products may result in a decline in sales.

Data I/O develops new engineering and automated programming systems. Significant technological, supplier, manufacturing or other problems may delay the development, introduction or production of these products.

For example, we may encounter these problems:

•	technical problems in the development of a new programming system platform or the robotics for new automated handing systems
•	inability to hire qualified personnel
•	delays or failures to perform by third parties involved in our development projects

Delays in the development, completion and shipment of new products, or failure of customers to accept new products, may result in a decline in sales.

  Quarterly fluctuations in our operating results may adversely affect our stock price.

Data I/O’s operating results tend to vary from quarter to quarter. Our revenue in each quarter substantially depends upon orders received within that quarter. Conversely, our expenditures are based on investment plans and estimates of future revenues. We may, therefore, be unable to quickly reduce our spending if our revenues decline in a given quarter. As a result, operating results for that quarter will suffer. Our results of operations for any one quarter are not necessarily indicative of results for any future periods.

•	increased competition
•	timing of new product announcements
•	product releases and pricing changes by us or our competitors

•	market acceptance or delays in the introduction of new products
•	production constraints
•	quality issues
•	labor or material shortages
•	the timing of significant orders
•	the sales channel mix of direct vs. indirect distribution
•	war or terrorism
•	health issues (such as SARS)
•	customers’ budgets
•	adverse movements in exchange rates, interest rates or tax rates
•	cyclical nature of demand for our customers’ products
•	general economic conditions in the countries where we sell products
•	expenses and obtaining authorizations in setting up new operations or locations

Due to all of the foregoing factors, it is possible that in some future quarters, our operating results will be below expectations of analysts and investors.

Failure to adapt to technology trends in our industry may hinder our competitiveness and financial results.

Product technology in Data I/O’s industry evolves rapidly, making timely product innovation essential to success in the marketplace. Introducing products with improved technologies or features may render our existing products obsolete and unmarketable. Technological advances that may negatively impact our business include:

•	new device package types, densities, and technologies requiring hardware and software changes in order to be programmed by our products
•	electronics equipment manufacturing practices, such as widespread use of in-circuit programming
•	customer software platform preferences different from those on which our products operate
•	more rigid industry standards, which would decrease the value-added element of our products and support services

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

Our business is highly impacted by capital spending plans and other economic cycles that affect the users and manufacturers of ICs. These industries are highly cyclical and are characterized by rapid technological change, short product life cycles, and fluctuations in manufacturing capacity and pricing and gross margin pressures. As we experienced in recent years, our operations may in the future reflect substantial fluctuations from period-to-period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. These factors could have a material adverse effect on our business and financial condition.

We have a history of recent operating losses and may be unable to generate enough revenue to achieve and maintain profitability.

We have incurred net losses in two of the last five years. We will continue to examine our level of operating expense based upon our projected revenues. Any planned increases in operating expenses may result in larger losses in future periods if projected revenues are not achieved. As a result, we may need to generate greater revenues than we have recently to achieve and maintain profitability. However, we cannot provide assurance that our revenues will increase and our strategy may not be successful, resulting in future losses.

Our restructuring activities may have a negative impact on our future operations.

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

International sales represented 78% of our net revenue for the fiscal year ended December 31, 2006 and December 31, 2005. We expect that international sales will continue to be a significant portion of our net revenue. International sales may fluctuate due to various factors, including:

•	migration of manufacturing to low cost geographies
•	unexpected changes in regulatory requirements
•	tariffs and taxes
•	difficulties in establishing, staffing and managing foreign operations
•	longer average payment cycles and difficulty in collecting accounts receivable
•	fluctuations in foreign currency exchange rates
•	compliance with applicable export licensing requirements
•	product safety and other certification requirements
•	difficulties in integrating foreign and outsourced operations
•	political and economic instability

Because we have customers located throughout the world, we have significant foreign receivables. We may experience difficulties in collecting these amounts due to payment practices of certain foreign customers, the availability and reliability of foreign credit information, and potential difficulties in enforcing collection terms.

The European Community and European Free Trade Association (“EU”) has established certain electronic emission and product safety requirements (“CE”). Although our products currently meet these requirements, failure to obtain either a CE certification or a waiver for any product may prevent us from marketing that product in Europe. The EU also has directives concerning the Reduction of Hazardous Substances (“RoHS”) from which Data I/O is relying on an exemption for test and measurement companies. China is implementing similar requirements. Failure to meet applicable directives or qualifying exemption may prevent us from marketing certain products in Europe or other territories with similar requirements.

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

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, portions of our products might possibly infringe upon existing patents or copyrights, and we may, therefore, be required to obtain licenses or discontinue the use of the infringing technology. We believe that any exposure we may have regarding possible infringement claims is a reasonable business risk similar to that assumed by other companies in the electronic equipment and software industries. However, any claim of infringement, with or without merit, could be costly and a diversion of management’s attention, and an adverse determination could adversely affect our reputation, preclude us from offering certain products, and subject us to substantial liability.

We may pursue business acquisitions that could impair our financial position and profitability.

We may pursue acquisitions of complementary technologies, product lines or businesses. Future acquisitions may include risks, such as:

•	burdening management and our operating teams during the integration of the acquired entity
•	diverting management’s attention from other business concerns
•	failing to successfully integrate the acquired products
•	lack of acceptance of the acquired products by our sales channels or customers
•	entering markets where we have no or limited prior experience
•	potential loss of key employees of the acquired company
•	additional burden of support for an acquired programmer architecture

Future acquisitions may also impact Data I/O’s financial position. For example, we may use significant cash or incur additional debt, which would weaken our balance sheet. We may also capitalize goodwill and intangible assets acquired, the impairment of which would reduce our profitability. We cannot guarantee that future acquisitions will improve our business or operating results.

The loss of key employees may adversely affect our operations.

We have employees located in the U.S., Germany, and China. We also utilize independent contractors for specialty work, primarily in research and development and in our Brazilian operation, and utilize temporary workers to adjust capacity to fluctuating demand. Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry. None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable though no assurance can be made that this will be the case in the future. Refer to the section captioned “Our restructuring activities may have a negative impact on our future operations” above.

Failure to comply with regulatory requirements may adversely affect our stock price and business.

As a public company, we are subject to numerous governmental and stock exchange requirements, with which we believe we are in compliance. The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet by the required deadlines or we may fall out of compliance with, such as the internal controls assessment, reporting and auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not yet required to comply as we are not an accelerated filer. The compliance date for non-accelerated filers has been extended to the first fiscal year ending on or after December 15, 2007 and the auditor attestation requirement has been extended to the following year. Data I/O assumes it will continue to have the status of a non-accelerated filer based on the aggregate market value of the voting and non-voting shares held as of June 30, 2006. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. We may also incur additional costs in order to comply with Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. Our failure to meet regulatory requirements and exchange listing standards may result in actions such as the delisting of our stock impacting our stock’s liquidity; SEC enforcement actions; and securities claims and litigation.

Our stock price may be volatile and, as a result, you may lose some or all of your investment.

The stock prices of technology companies tend to fluctuate significantly. We believe factors such as announcements of new products by us or our competitors and quarterly variations in financial results may cause the market price of Data I/O’s Common Stock to fluctuate substantially. In addition, overall volatility in the stock market, particularly in the technology company sector, is often unrelated to the operating performance of companies. If these market fluctuations continue in the future, they may adversely affect the price of Data I/O’s Common Stock.

Failure to successfully implement a new worldwide information system may adversely affect our operations and sales.

We have recently acquired and implemented a new worldwide information system. Our corporate office began use of the new system in February 2006. We have also implemented the new system at our subsidiary locations during the third and fourth quarters of 2006. Our operations and financial results could be adversely affected if we are unable to continue using the system effectively and implement additional system functionality without significant interruptions in accounting systems, order entry, billing, manufacturing and other customer support functions. In addition, the new system implementation could cause difficulties in our complying with the internal controls assessment, reporting and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On February 28, 2006, Data I/O entered into a termination agreement for the Redmond headquarters facility and entered into a five year lease agreement for a 40,000 square foot office space also located in Redmond, Washington. The lease commenced and the move occurred during the third quarter of 2006. The combined lease base annual rental payments during 2006 were approximately $720,000. The new lease requires base annual rental payments of approximately $550,000. See Note 10 of “Notes to Consolidated Financial Statements.” We also entered into a new lease agreement during the second quarter of 2006 for our offices in Shanghai, China.

In addition to the Redmond facility, approximately 18,000 square feet is leased at six foreign locations, including our German sales, service and engineering operations located in Munich, Germany, and three sales and service offices and an engineering and manufacturing location in China.

Item 3. Legal Proceedings

As of the date of this Annual Report, Data I/O is not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position. From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of shareholders of Data I/O during the fourth quarter of the fiscal year ended

December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows, for the periods indicated, the high and low price information for Data I/O’s Common Stock as reported by the NASDAQ Capital Market (NASDAQ symbol is DAIO).

	Period	High	Low

2006	Fourth Quarter	$3.85	$3.10
	Third Quarter	3.75	2.95
	Second Quarter	4.63	2.90
	First Quarter	5.20	3.85

2005	Fourth Quarter	$5.00	$2.08
	Third Quarter	2.89	2.20
	Second Quarter	4.00	2.02
	First Quarter	3.38	2.81

The approximate number of shareholders of record as of March 19, 2007 was 674.

Except for a special cash dividend of $4.15 per share paid on March 8, 1989, Data I/O has not paid cash dividends on our Common Stock and does not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by Data I/O during the periods ended December 31, 2006, December 31, 2005 and December 31, 2004.

See Item 12 for the Equity Compensation Plan Information.

SHARE REPURCHASE PROGRAM

Under a previously announced share repurchase program, Data I/O is authorized to repurchase up to 1,123,800 shares of our outstanding Common Stock. We may execute these purchases through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and we may commence or discontinue at any time. As of December 31, 2006, Data I/O has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. Data I/O has not repurchased shares under this plan since the second quarter of 1997, although it still has the authority to do so.

Performance Graph

Shown below is a line-graph comparing cumulative total shareholder return on Data I/O Common Stock for each of the last five years against the cumulative total return for the Russell 2000 Index and the S&P 500 Information Technology Sector. This cumulative return includes the reinvestment of cash dividends.

COMPARATIVE FIVE-YEAR TOTAL RETURNS

Data I/O Corporation, Russell 2000, and S&P 500 Information Technology Sector

(Performance results as of year-end through 12/31/2006)

	2001	2002	2003	2004	2005	2006

DAIO	$100	$59	$230	$193	$273	$234
Russell 2000	$100	$80	$117	$139	$145	$171
S & P 500 Information Technology Sector	$100	$62	$91	$93	$94	$101

(1)

Assumes $100 invested at the close of trading on December 31, 2001 in Data I/O Common Stock, in the Russell 2000 Index, and in the S&P 500 Information Technology Sector. Cumulative total return assumes reinvestment of dividends.

Item 6.	Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained herein in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

(in thousands, except employee and per share data)	Year Ended

(in thousands, except employee and per share data)	Dec. 31, 2006(2)	Dec. 31, 2006(3)	Dec. 31, 2006	Dec. 31, 2006	Dec. 31, 2006

For The Year:
Net sales	$28,793	$28,321	$27,310	$24,687	$22,838
Cost of goods sold	13,290	12,230	12,726	11,008	11,556

Gross margin	15,503	16,091	14,584	13,679	11,282
Research and development	5,577	5,286	5,057	4,639	5,331
Selling, general and administrative	9,898	10,085	9,036	7,715	8,254
Provision (reversal) for business restructuring (1)	191	96	562	(39)	632
Gain on disposition	(8)	—	—	—	—

Operating income (loss)	(155)	624	(71)	1,364	(2,935)
Non-operating income (expense)	155	78	(35)	(25)	(232)

Income (loss)	—	702	(106)	1,339	(3,167)
Income tax (expense) benefit	46	(120)	14	(33)	61

Net income (loss)	$46	$582	($92)	$1,306	($3,106)

At Year-end:
Working capital	$10,755	$9,994	$10,250	$11,032	$9,125
Total assets	$19,491	$18,137	$17,847	$18,100	$16,414
Stockholders’ equity	$13,283	$12,283	$11,470	$11,200	$9,332
Number of employees	129	130	122	127	125

Common Stock Data(3):
Basic earnings (loss) per share	$0.01	$0.07	($0.01)	$0.17	($0.40)
Diluted earnings (loss) per share	$0.01	$0.07	($0.01)	$0.16	($0.40)
Book value per share at year-end	$1.57	$1.47	$1.42	$1.40	$1.20
Shares outstanding at year-end	8,482	8,362	8,065	7,976	7,768
Weighted-average basic shares outstanding	8,427	8,226	8,029	7,910	7,704
Weighted-average diluted shares outstanding	8,710	8,532	8,029	8,117	7,704

Key Ratios:
Current ratio	2.9	2.7	2.8	2.9	2.6
Gross margin to sales	53.8%	56.8%	53.4%	55.4%	49.4%
Operating income (loss) to sales	(0.5%)	2.2%	(0.3%)	5.5%	(12.9%)
Income (loss) to sales	0.0%	2.5%	(0.4%)	5.4%	(13.9%)
Return on average stockholders’ equity	0.4%	4.9%	(0.8%)	12.7%	(28.8%)

Footnotes:

(1)	For further discussion, see Note 3 of “Notes to Consolidated Financial Statements.”
(2)

Beginning Retained Earnings for 2006 was increased by a cumulative adjustment of $129,207 resulting from adoption in the fourth quarter of 2006 SAB 108, “Considering the Effects of Prior year Misstatements when Quantifying Financial Misstatements in Current Year Financial Statements.” See Note 1 of “Notes to Consolidated Financial Statements.”

(3)

The company began recognizing revenue for certain of its equipment requiring installation at the time of shipment beginning in the third quarter of 2005. See Note 1 of “Notes to Consolidated Financial Statements.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking. In particular, statements herein regarding industry prospects and trends; future results of operations or financial position; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; establishing foreign operations; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Data I/O is under no duty to update any of these forward-looking statements after the date of this Annual Report. The Reader should not place undue reliance on these forward-looking statements. The following discussions and the section entitled “Risk Factors – Cautionary Factors That May Affect Future Results” describes some, but not all, of the factors that could cause these differences.

OVERVIEW

We continued to focus on our primary goal of managing the business to achieve profitable operations, while developing, launching and enhancing products to drive revenue and earnings growth. Our challenge continues to be operating in a cyclical and challenging industry environment, while positioning Data I/O to take advantage of any growth in capital spending. We began to see a recovery in capital spending growth during 2005. We anticipate that demand for programming capacity may continue to improve in 2007, in part based on third party forecasted increased 2007 unit sales for the semiconductor industry and the business outlook for target customer segments.

Following our losses during the first two quarters of 2006, we launched an initiative to lower the quarterly revenue breakeven point to below $7 million, as it had increased to a calculated $7.6 million during the second quarter of 2006. This higher breakeven point was due especially to the lower gross margins, as well as the higher development and other operating expenses we experienced during the first half of 2006. During the third quarter, we successfully reduced the breakeven point below our goal of $7 million through a combination of margin improvements and expense reductions. We have taken actions to improve the effectiveness of our sales and marketing organization. We have reduced expenses by reducing personnel costs, moving to a new, smaller facility as well as moderating our development materials and patent related spending.

In the fourth quarter of 2006, we had revenue of $8.4 million which was up 23% from the third quarter of 2006, but similar to the fourth quarter of 2005. This increase, compared to the third quarter of 2006, was due primarily to a seasonal related jump in ProLINE-RoadRunner and PS system sales, as well as sales of our new FLX500, and included a draw down of the backlog by $700,000. The sales increase combined with margin action and expense cutting restructure actions taken in the third and fourth quarter resulted in a net income of $909,000 for the fourth quarter of 2006. We are managing the business to grow revenue from newer products balanced with the continued trend of declining revenues from legacy programmers. The significant seasonal demand from customers producing consumer products and the combined nature of capital spending in some of our targeted industries, as well as the timing of large system sales results in volatile quarter results.

We are continuing our efforts to balance increasing costs and strategic investments in our business with the level of demand and mix of business we expect. We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, in-system programming (“ISP”) ImageWriter technology, and automated programming systems for the manufacturing environment, particularly the new FLX500 desktop automated programming system, and extending the capabilities and support for our FlashCORE architecture and the ProLINE-RoadRunner and PS families. To better support our customers in their geographic areas and time zones, we are investing in tools and device support operations in Germany, India and Shanghai, China.

Due to the BenQ reduction in business in Brazil causing our programming services for them to be unprofitable, Data I/O has terminated the BenQ programming services contract and is transitioning out of this contract. Data I/O expects to substantially complete the termination procedures in the first quarter of 2007. We have collected the year end receivables from BenQ. We anticipate selling or redeploying the excess equipment, and, although there will be some related costs associated, they are not expected to be material.

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless, automotive, industrial controls and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts and break into new areas, such as microcontrollers for the automotive market. We have expanded our China operations during 2006 to take advantage of the growth of manufacturing in China. We continue to address the effectiveness of our sales and marketing organization and sales channels. As a result, we are repositioning and making changes that are expected to result in more effectively supporting our customer centric application strategy for targeted segments and incur charges of approximately $150,000 in 2007 related to these actions. Our move to a new distributor in Japan, Toyo Corporation, is intended to help recapture business in the Japanese market and coordinate Japanese related business in other countries. We worked with Toyo Corporation on introductions, training, integration and transitions during 2006. We continue our efforts to partner with the semiconductor manufacturers to better serve our mutual customers and announced two additional members of the Preferred Partnership Program in the third quarter of 2006. The Preferred Partnership Program formalizes our mutual support relationship and is designed to increase collaboration between the semi conductor vendor and Data I/O to better serve our customers.

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

During the second half of 2006, as part of our additional effort to reduce expenses, we incurred restructuring charges of approximately $152,000 in the third quarter and $39,000 in the fourth quarter. The restructuring charges are primarily related to severance charges incurred at our Redmond, Germany and China offices. In view of our declining margins and operating results during the first and second quarters of 2006, actions were taken to reduce expenses and improve margins, thereby reducing our quarterly revenue breakeven point to below $7 million. The remaining unpaid restructure charge at December 31, 2006 of approximately $2,300 is expected to be paid out in the first quarter of 2007.

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

Data I/O believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition: Sales of Data I/O’s semiconductor programming equipment requiring installation by us that is other than perfunctory were previously recorded when installation was complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. Beginning in the third quarter of 2005, Data I/O began recognizing revenue for these products at the time of shipment. We began recognizing revenue at the time of shipment after we determined that our automated products have reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be considered a separate element. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements pursuant to EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” and recognize revenue when the criteria for revenue recognition have been met for each element according to SAB 104, “Revenue Recognition.” The amount of revenue recognized is affected by our judgments as to the collectibility of the transaction or whether an arrangement includes multiple elements and if so, whether specific objective evidence of fair value exists for those elements. Changes to the elements in an arrangement and the ability to establish specific objective evidence for those elements could affect the timing of the revenue recognition. These conditions could be subjective and actual results could vary from the estimated outcome.

Installation that is considered perfunctory includes any installation that can be performed by other parties, such as distributors, other vendors, or in most cases the customer themselves. This takes into account the complexity, skill, and training needed as well as customer expectations regarding installation. The revenue related to products requiring installation that is perfunctory is recognized at the time of shipment provided that persuasive evidence of an arrangement exists, shipment has occurred, the price is fixed or determinable, and collectibility is reasonably assured.

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

Allowance for Doubtful Accounts: We base the allowance for doubtful accounts receivable on our assessment of the collectibility of specific customer accounts and the aging of accounts receivable. If there is deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, our estimates of the recoverability of amounts due to us could be adversely affected.

Inventory: Inventories are stated at the lower of cost or market (“locom”) with cost being currently adjusted at standard cost which approximates cost on a first-in, first-out basis. We estimate reductions to inventory for obsolete, slow-moving, excess and non-salable inventory by reviewing current transactions and forecasted product demand. We evaluate our inventories on an item by item basis and record locom adjustment accordingly. If there is a significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, Data I/O may be required to increase our inventory adjustments and our gross margin could be adversely affected.

Warranty Accruals: Data I/O accrues for warranty costs based on the expected material and labor costs to fulfill our warranty obligations. If we experience an increase in warranty claims, which are higher than our historical experience, our gross margin could be adversely affected.

Tax Valuation Allowances: Given the uncertainty created by our loss history, Data I/O expects to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances. We expect, therefore, that reversals of the tax valuation allowance will take place for the next few years only as we are able to take advantage of the underlying tax loss or other attributes in carry forward. The transfer pricing and expense or cost sharing arrangements are complex areas where judgments, such as the determination of arms-length arrangements, can be subject to challenges by different tax jurisdictions.

Share-based Compensation: We accounted for share-based awards made to our employees and directors including employee stock option awards, employee stock purchases made under our Employee Stock Purchase Plan (“ESPP) and restricted and performance share awards using the estimated grant date fair value method of accounting in accordance with SFAS, No. 123 (revised 2004), “Share-Based Payment (SFAS No. 123(R)”, which was effective January 1, 2006 for Data I/O. We estimate the fair value using the Black-Scholes valuation model which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using a combination of historical and implied volatility of the Company’s common stock. Changes in the subjective assumptions required in the valuation model may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations. Beginning in the second quarter of 2006, restricted stock awards and performance-based stock awards were granted. The vesting of the performance-based stock awards is based on attaining a particular revenue growth target during the three year period ending December 31, 2008. We recognize compensation expense based on the assumption being met, however, if the performance goals are not met, the compensation expense will be reversed.

Results of Operations

NET SALES

(in thousands)
Net sales by product line:	2006	Change	2005	Change	2004
Automated programming systems	$17,709	10.4%	$16,040	(6.3%)	$17,116
Non-automated programming systems	11,084	(9.7%)	12,281	20.5%	10,194
Totals	$28,793	1.7%	$28,321	3.7%	$27,310

Net sales by location:
United States	$6,407	0.3%	$6,386	17.5%	$5,434
% of total	22.3%		22.5%		19.9%
International	$22,386	2.1%	$21,935	0.3%	$21,876
% of total	77.7%		77.5%		80.1%

2006 vs. 2005

For the year ended December 31, 2006 compared to the same period of 2005, sales increased by $472,000 or 1.7%. This increase included higher sales of the ProLINE-RoadRunner in both the third and fourth quarters of 2006 and the PS Series, offset by lower sales of our manual programming products and adapters. Order bookings for the year increased 6.9% over 2005 and our backlog increased to $2.2 million in 2006 from $1.2 million in 2005. On a year-to-date basis, sales in the Americas increased approximately 14.2% from 2005 to 2006 while sales in Asia decreased approximately 9.9%. Included in our total revenue for the year ended 2006, was approximately $382,000 reflecting the favorable effect of the weakened dollar.

During 2006, we introduced our new FLX500 desktop automated programming system, as well as a new version of our ProLINE-RoadRunner for Siemens X-Series (SMT) feeder. We began shipping the FLX500 to customers during the fourth quarter of 2006. We have limited our sales efforts on the ImageWriter products while we resolved issues affecting our customers’ out-of-box experience. These ImageWriter improvements have been completed. We expect the FLX500 and ImageWriter to increase our revenues, however, partially offsetting this expected increase is the expected continuing trend of declining sales of our older non-automated product lines.

2005 vs. 2004

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

In 2005, we began to ship the PS588 FlashCORE automated programming system and the ImageWriter 300, our ISP solution.

GROSS MARGIN

(in thousands)	2006	Change	2005	Change	2004
Gross margin	$15,503	(3.7%)	$16,091	10.3%	$14,584
Percentage of net sales	53.8%		56.8%		53.4%

2006 vs. 2005

Gross margins decreased in both dollars and as a percentage of sales for the year ended December 31, 2006 compared to the same period in 2005 by $588,000 or 3.7%. The overall gross margin percentage decrease relates primarily to product mix shifts and lower average selling prices totaling approximately $1.3 million; as well as unfavorable operating variances and operations labor and overhead variances for the year. The product mix shift relates to decreased sales volume of higher margin Unifamily and aftermarket products, which includes the decline for the BenQ business in our programming services revenue and associated fixed operating costs; with offsetting increased sales volume of ProLINE-RoadRunner. Offsetting the unfavorable product mix, selling price and operating variances, was a favorable overall impact of $368,000 on gross margin related to the foreign currency translation effects. We are expecting a favorable impact on gross margins in 2007 as a result of shifting more of our business to a direct model and reducing the very low margin programming services business.

2005 vs. 2004

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

RESEARCH AND DEVELOPMENT

(in thousands)	2006	Change	2005	Change	2004
Research and development	$5,577	5.5%	$5,286	4.5%	$5,057
Percentage of net sales	19.4%		18.7%		18.5%

2006 vs. 2005

Research and development (“R&D”) spending for the year ended December 31, 2006 compared to the same period in 2005 increased in dollars and as a percentage of sales due to the higher spending associated with the development of the FLX500. During the fourth quarter of 2006, we began shipping the first FLX500 to customers. Data I/O’s R&D objectives continue to focus on the FlashCORE architecture, expanding its capability to address newer technologies as well as microcontroller device support with the completion of our FLX500 platform development, we expect to shift engineering resources to FLX500, PS, ProLINE-RoadRunner, and ImageWriter platform enhancements and application engineering development. We expect R&D spending to be flat or decline. Our R&D spending also fluctuates based on the number and the development stage of projects.

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

2005 vs. 2004

Research and development (“R&D”) spending during 2005 increased by $229,000 or 4.5% over 2004, but remained relatively consistent as a percentage of sales at approximately 19%. The increase in spending relates primarily to new product initiatives, particularly new automation solutions, the ImageWriter, our new in-system programming solution, and the start of engineering operations in China. We shipped the first PS588 in early 2005 and the ImageWriter-300 product during the third quarter of 2005.

SELLING, GENERAL AND ADMINISTRATIVE

(in thousands)	2006	Change	2005	Change	2004
Selling, general and administrative	$9,898	(1.9%)	$10,085	11.6%	$9,036
Percentage of net sales	34.4%		35.6%		33.1%

2006 vs. 2005

For the year ended December 31, 2006 compared with the same period in 2005, SG&A expenses decreased by approximately $187,000 due primarily to lower facility costs of $145,000 in connection with the move to a smaller facility in July, decreased payroll and related costs in our Asia market associated with the restructure of approximately $178,000, favorable administrative overhead application allocation amount of $207,000, decreased incentive pay of $114,000, and decreased costs associated with the new information system of $97,000. These decreases were offset by an increase in FAS123(R) related expense of $263,000 and unfavorable currency translation impact of $60,000 from European based operating costs.

2005 vs. 2004

SG&A expenses increased by $1,049,000 in 2005 compared to 2004 based primarily on our operations in China which include increased costs of approximately $488,000. In addition, we incurred an additional $148,000 associated with the new information system which we acquired in 2005, as well as additional accounting and the hiring of key personnel costs of approximately $158,000, additional marketing personnel and launch costs of $83,000, unfavorable currency translation impact of $36,000 from European based operating costs, an unfavorable administrative overhead application allocation amount of $254,000 and finally, an increase in incentive pay of $84,000 related to profitability, offset by lower sales channel commissions of $138,000.

INTEREST

(in thousands)	2006	Change	2005	Change	2004
Interest income	$117	0.9%	$116	50.6%	$77
Interest expense	($14)	(30%)	($20)	11.1%	($18)

2006 vs. 2006

Interest income increased by $1,000 for the twelve month period ending December 31, 2006 compared to the same period in 2005 due to higher investment returns.

2005 vs. 2004

Interest income for 2005 increased due primarily to higher yields.

INCOME TAXES

(in thousands)	2006	2005	2004
Income tax (expense) benefit	$46	($120)	$14

2006 vs. 2005 and 2005 vs. 2004

Income tax expense or benefit in all years relates to foreign and state income taxes. Impacting the effective tax rate related to foreign income were offsetting losses requiring valuation allowances in other countries. The current year tax benefit resulted from actual and expected refunds in foreign jurisdictions. We had income in some foreign operations partially offset by losses in other countries. For financial reporting purposes, Data I/O established tax valuation reserves against our deferred tax assets because of the uncertainty relating to the realization of such asset values. We had valuation allowances of $9.7 million, $9.8 million, and $9.8 million at December 31, 2006, 2005, and 2004, respectively. Given the uncertainty created by our loss history, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates of exchange during the year. We recognized foreign currency transaction gains and (losses) of $52,000, ($18,000) and ($94,000) in 2006, 2005, and 2004, respectively. The transaction gains or losses resulted primarily from sales by our German subsidiary to our main customers, which were invoiced in US dollars and unhedged Brazilian currency balances. We hedge our foreign currency exposure on sales of inventory to our foreign subsidiaries through the use of foreign currency exchange contracts. See Note 1 of “Notes to Consolidated Financial Statements.”

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	2006	Change	2005	Change	2004
Working capital	$10,755	$761	$9,994	($256)	$10,250

At December 31, 2006, Data I/O’s principal sources of liquidity consisted of existing cash and cash equivalents. Our working capital increased by $761,000 and our current ratio increased from 2.7 in 2005 to 2.9 in 2006.

Our cash and cash equivalents decreased by $1.9 million during the year ended December 31, 2006 primarily due to the cash used for operating activities totaling approximately $1.2 million. Cash used for operations primarily included a $1.5 million increase in inventories and expenditures related to the set-up and move to our new facility. The increase in inventory levels was primarily related to the increase in FLX500 inventory, as well as additional inventory supporting higher PS System sales. Cash used for operations also included a $1.4 million increase in accounts receivable. The increase in accounts receivable resulted from increased sales especially late in the fourth quarter and the longer collection times we are experiencing with increased international sales, especially in Asia.

We used approximately $500,000 of cash in investing activities during the year ended December 31, 2006 to purchase property, plant and equipment totaling $1.3 million, offset by proceeds from the sale of marketable securities totaling $804,000. We expect that we will continue to make capital expenditures to support our business and anticipate that present working capital will be sufficient to meet our operating requirements. Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

During 2005, our cash and cash equivalents decreased by $1.2 million primarily due to cash used to purchase property, plant and equipment, including software, totaling $2 million. Major capital purchases included approximately $800,000 related to the Brazilian programming service operation and approximately $420,000 related to the purchase and set up of our new worldwide information system. We also used approximately $200,000 of cash for operations which primarily included a $2.6 million increase in accounts receivable, partially offset by a $417,000 decrease in inventory, $644,000 of demonstration equipment transferred to cost of goods sold, and a decrease of $1.1 million related to depreciation and amortization.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, we require substantial working capital to fund our operations. Over the last few years, we restructured our operations to lower our costs and operating expenditures in certain geographic regions and to lower the level of revenue required for our net income breakeven point, to preserve our cash position and to focus on profitable operations. Offsetting these actions are our investments in expanded operations in China, in new information system, equipment, and hiring new key personnel. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least December 31, 2007. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

LONG-TERM DEBT

(in thousands)	2006	Change	2005
Long-term debt	$446	$446	$—

During the third quarter of 2006, the Company entered into a five year capital lease agreement in the amount of $591,145. The lease was used to fund new equipment and installation associated with our move to the new facility in July of 2006. See Note 17, “Long-Term Debt.”

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

For the year ending December 31, 2006 (in thousands):

	Less than one year	One to three years	Three to five Years	More than five Years	Total

Operating leases	$1,150	$1,997	$1,184	$1	$4,332
Commitments to suppliers	624	—	—	—	624
Other purchase commitments	127	—	—	—	127

Total	$1,901	$1,997	$1,184	$1	$5,083

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted above in aggregate contractual obligations and commitments, Data I/O had no off-balance sheet arrangements.

SHARE REPURCHASE PROGRAM

Under a previously announced share repurchase program, Data I/O is authorized to repurchase up to 1,123,800 shares of our outstanding Common Stock. We may execute these purchases through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and we may commence or discontinue at any time. As of December 31, 2006, Data I/O has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. Data I/O has not repurchased shares under this plan since the second quarter of 1997, although it still has the authority to do so.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (FIN 48”). FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. Fin 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more likely than not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Fin 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will be required to adopt FIN 48 as of January 1, 2007. The Company does not believe that the impact will be material on its financial condition, results of operation and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the potential effects of this standard.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Financial Statement Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to correct errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied.

The Company adopted SAB 108 on December 31, 2006. The Company identified one adjustment which was considered individually immaterial to each of the respective prior financial statement periods. The Company had previously concluded these amounts were immaterial based on its use of the rollover approach in assessing misstatements prior to adoption of SAB 108. The adjustment includes incorrectly but consistently accruing audit fees during the fiscal year instead of in the year the services were actually provided.

The Company believes the adjustment is material to the financial statements for the year ended December 31, 2006, using the dual approach established by the SEC. In accordance with the transition provisions of SAB 108, the Company has recorded the correction of this error as a cumulative effect adjustment of $129,207 as an increase to beginning retained earnings at January 1, 2006. The impact of the adjustment at December 31, 2006 is as follows:

Accrued Liabilities (Accrued Accounting fees)	$148,090
Accounting fees	(18,883)

Retained earnings	($129,207)

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to elect to measure certain financial instruments and other items at fair value through earnings. The fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS 159 requires additional financial statement presentation and disclosure requirements for those entities that elect to adopt the standard and is effective for fiscal years beginning after November 15, 2007. We have not yet evaluated the impact of the adoption of SFAS 159.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

With respect to our foreign currency exchange rate risk, we currently use only foreign currency hedge derivative instruments, which as of December 31, 2006 and 2005, the notional value of our foreign exchange contracts outstanding was approximately $1,929,796 and $503,000, respectively, and the estimated fair value of which was a loss of $28,069 and $3,000, respectively. The weighted average forward rate to receive from the sale of Euros at December 31, 2006 and 2005 was 1.30 and 1.18, respectively.

Data I/O is exposed to interest rate risks. We generally invest in high-grade commercial paper with original maturity dates of twelve months or less and conservative money market funds to minimize our exposure to interest rate risk on our marketable securities, which are classified as available-for-sale as of December 31, 2006 and December 31, 2005. We believe that the market risk arising from holdings of these financial instruments is not material.

The table below provides information about our marketable securities, including principal cash flows and the related weighted average interest rates (in thousands):

		Estimated Fair		Estimated Fair
	Principal	Value at	Principal	Value at
	Cash Flows	December 31,	Cash Flows	December 31,
	For 2007	2006	For 2006	2005

Taxable Securities			$800	$800
			4.264%

Total portfolio value	$ -	$ -	$800	$800

Item 8. Financial Statements and Supplementary Data

See pages 26 through 46.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,

Data I/O Corporation

We have audited the accompanying consolidated balance sheets of Data I/O Corporation and subsidiaries (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data I/O Corporation and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and its consolidated cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method effective January 1, 2006.

As discussed in Note 1 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

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

//S//GRANT THORNTON LLP
Seattle, Washington March 20, 2007

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,

	2006	2005
(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,478	$4,362
Marketable securities	-	800
Trade accounts receivable, net of allowance for
doubtful accounts of $199 and $165	8,496	6,828
Inventories	5,052	3,529
Other current assets	491	329
TOTAL CURRENT ASSETS	16,517	15,848

Property, plant and equipment - net	2,852	2,274
Other assets	122	15
TOTAL ASSETS	$19,491	$18,137

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,673	$1,608
Accrued compensation	1,210	1,249
Deferred revenue	1,564	1,329
Other accrued liabilities	1,194	1,100
Accrued costs of business restructuring	2	33
Income taxes payable	7	147
Deferred gain on sale of property	-	388
Current portion long-term debt	112	-
TOTAL CURRENT LIABILITIES	5,762	5,854

Long-term debt	446	–

COMMITMENTS	–	–

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	–	–
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,481,563
and 8,362,369 shares	20,053	19,408
Accumulated Deficit and Retained Earnings	(7,261)	(7,436)
Accumulated other comprehensive income	491	311
TOTAL STOCKHOLDERS’ EQUITY	13,283	12,283
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,491	$18,137

See notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2006	2005	2004
(in thousands, except per share data)
Net sales	$28,793	$28,321	$27,310
Cost of goods sold	13,290	12,230	12,726
Gross margin	15,503	16,091	14,584
Operating expenses:
Research and development	5,577	5,286	5,057
Selling, general and administrative	9,898	10,085	9,036
Provision for business restructuring	191	96	562
Gain on disposition	(8)	-	-
Total operating expenses	15,658	15,467	14,655

Operating income (loss)	(155)	624	(71)
Non-operating income (expense):
Interest income	117	116	77
Interest expense	(14)	(20)	(18)
Foreign currency transaction gain (loss)	52	(18)	(94)
Total non-operating income (loss)	155	78	(35)
Income (loss) before income taxes	-	702	(106)
Income tax (expense) benefit	46	(120)	14
Net income (loss)	$46	$582	($92)

Basic earnings (loss) per share	$0.01	$0.07	($0.01)
Diluted earnings (loss) per share	$0.01	$0.07	($0.01)
Weighted-average basic shares	8,427	8,226	8,029
Weighted-average diluted shares	8,710	8,532	8,029

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2006	2005	2004
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$46	$582	($92)
Adjustments to reconcile income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	1,205	1,118	953
Net loss on dispositions	-	-	4
Impairment of long-lived assets	65	17	9
Gain on sale of fixed asset	(8)	-	-
Equipment transferred to cost of goods sold	241	644	846
Amortization of deferred gain on sale	(388)	(388)	(330)
Share-based compensation	370	-	-
Net change in:
Trade accounts receivable	(1,430)	(2,553)	520
Inventories	(1,475)	417	501
Other current assets	(158)	257	(230)
Accrued cost of business restructuring	(31)	(53)	86
Accounts payable and accrued liabilities	205	210	(517)
Deferred revenue	280	(422)	279
Deposits	(96)	-	-
Net cash provided by (used in) operating activities	(1,174)	(171)	2,029
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,253)	(2,049)	(2,558)
Acquisition of intangibles	(25)	-	-
Purchases of available-for-sale securities	-	(1,250)	(1,182)
Proceeds from maturities of available-for-sale securities	804	1,492	2,495
Cash provided by (used in) investing activities	(474)	(1,807)	(1,245)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	275	407	204
Payment of capital lease obligation	(33)	-	-
Cash provided by financing activities	242	407	204
Increase (decrease) in cash and cash equivalents	(1,406)	(1,571)	988

Effects of exchange rate changes on cash	(478)	399	166
Cash and cash equivalents at beginning of year	4,362	5,534	4,380
Cash and cash equivalents at end of year	$2,478	$4,362	$5,534
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$4	$20	$18
Income taxes	$138	$39	($14)

See notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Retained	Other	Total
	Common Stock		Earnings	Comprehensive	Stockholders’
	Shares	Amount	(Deficit)	Income (Loss)	Equity
(in thousands, except share data)

Balance at December 31, 2003	7,976,296	$18,797	($7,926)	$329	$11,200
Stock options exercised	27,179	50	–	–	50
Issuance of stock through
Employee Stock Purchase Plan	61,221	154	–	–	154
Comprehensive income:
Net Loss	–	–	(92)	–	(92)
Translation adjustment	–	–	–	162	162
Unrealized loss on
Marketable securities	–	–	–	(4)	(4)
Total comprehensive income					66
Balance at December 31, 2004	8,064,696	19,001	(8,018)	487	11,470
Stock options exercised	240,597	275	–	–	275
Issuance of stock through
Employee Stock Purchase Plan	57,076	132	–	–	132
Comprehensive income:
Net Income	–	–	582	–	582
Translation adjustment	–	–	–	(181)	(181)
Unrealized gain on
Marketable securities	–	–	–	5	5
Total comprehensive income					406
Balance at December 31, 2005	8,362,369	19,408	(7,436)	311	12,283
SAB 108 adjustment			129		129
Balance at December 31, 2005 as adjusted	8,362,369	19,408	(7,307)	311	12,412
Stock options exercised	69,578	155			155
Issuance of stock through
Employee Stock Purchase Plan	49,616	120			120
Share-based compensation		370			370
Comprehensive income:
Net income			46		46
Translation adjustment				180	180
Total comprehensive income					226
Balance at December 31, 2006	8,481,563	$20,053	($7,261)	$491	$13,283

See notes to consolidated financial statements.

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Data I/O Corporation (“Data I/O”) designs, manufactures, and sells programming systems used by designers and manufacturers of electronic products. Our programming system products are used to program integrated circuits (“ICs” or “devices” or “semiconductors”) with the specific unique data necessary for the ICs contained in various products, and are an important tool for the electronics industry experiencing growing use of programmable ICs. Customers for our programming system products are located around the world, primarily in the United States, Europe and the Far East. Our manufacturing operations are currently located in the United States. An outside supplier located in Germany currently manufactures our Sprint non-automated programming systems.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Revenues, costs and expenses of foreign subsidiaries are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to stockholders’ equity, net of taxes recognized. Realized and unrealized gains and losses resulting from the effects of changes in exchange rates on assets and liabilities denominated in foreign currencies are included in non-operating expense as foreign currency transaction gains and losses.

In an effort to minimize the effect of exchange rate fluctuations on the results of our operations, Data I/O hedges portions of our foreign currency exposure through the use of forward exchange contracts, none of which are speculative. At December 31, 2006, we had a notional value of approximately $1,930,000 in six foreign exchange contracts outstanding. We recorded the estimated loss in fair value as a non operating expense and a liability of approximately $28,000. The contract terms are 30-90 days.

Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments with maturities of three months or less at date of purchase.

Marketable Securities

Data I/O generally invests in debt securities with original maturities of twelve months or less and money market funds, all of which are classified as available-for-sale securities and recorded at fair value, as defined below. We record unrealized holding gains and losses, net of any tax effect, as a component of accumulated other comprehensive income (loss) within stockholders’ equity. We report interest earned in non-operating income as interest income. Marketable securities are classified in the balance sheet as current and noncurrent based on maturity dates and our expectation of sales and redemptions in the following year.

Fair Value of Financial Instruments

The carrying value of cash, cash equivalents, marketable securities and forward exchange contracts approximates fair value. The fair value of Data I/O’s marketable securities is based upon the quoted market price on the last business day of the fiscal year plus accrued interest, if any.

Accounts Receivable

The majority of Data I/O’s accounts receivable are due from companies in the electronics manufacturing industries. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are typically due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. Data I/O determines our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, Data I/O’s previous loss history, the customer’s current ability to pay their obligation to Data I/O, and the condition of the general economy and the industry as a whole. Data I/O writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest may be accrued, at the discretion of management and according to our standard sales terms, beginning on the day after the due date of the receivable. However, interest income is subsequently recognized on these accounts either to the extent cash is received, or when the future collection of interest and the receivable balance is considered probable by management.

Inventories

Inventories are stated at the lower of cost or market with cost being the currently adjusted standard cost, which approximates cost on a first-in, first-out basis. We estimate changes to inventory for obsolete, slow-moving, excess and non-salable inventory by reviewing current transactions and forecasted product demand. We evaluate our inventories on an item by item basis and record locom adjustment accordingly. See Note 6.

Property, Plant and Equipment

Property, plant and equipment, including leasehold improvements, are stated at cost and depreciation is calculated over the estimated useful lives of the related assets or lease terms on the straight-line basis. We depreciate substantially all manufacturing and office equipment over periods of three to seven years. We depreciate leasehold improvements over the remaining portion of the lease or over the expected life of the asset if less than the remaining term of the lease.

Long-lived assets are evaluated on an annual basis for impairment. Based on this evaluation, no impairment was noted for the years ended December 31, 2006, 2005, and 2004.

Intangible Assets

Intangible assets include capitalized costs, technical and product rights, patent, trademarks, and other intellectual property. Intangible assets are stated at cost and amortized to operations over their estimated useful lives or statutory lives, whichever is shorter. We evaluate our intangible assets for impairments whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a fair value approach. No such impairment was recognized for the years ended December 31, 2006, 2005, or 2004.

Share-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment (Revised ),” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS No. 123(R) also requires a company to calculate the pool (termed the APIC Pool) of excess tax benefits available to absorb tax deficiencies recognized subsequent to adoption SFAS No. 123 (R), assuming the company had been following the recognition provisions prescribed by SFAS No. 123. We have elected to use the guidance in FSP SFAS No. 123(R)-3 to calculate our APIC Pool. FSP SFAS No. 123(R)-3 was effective immediately. The adoption of the FSP did not have an impact on our overall results of operations.

Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees (“APB 25”),” and related interpretations, as permitted by FASB Statement No. 123, “Accounting for Stock-Based Compensation (“SFAS 123”).” In

accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant. Under our plan, stock options are generally granted at fair market value.

We adopted SFAS 123(R) using the modified-prospective transition method. Under this transition method, compensation cost recognized includes (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In addition, results for prior periods have not been restated to reflect the impact of SFAS 123(R). We use the straight-line single-option method to recognize the value of stock-based compensation expense for all share-based payment awards

Under SFAS 123(R), share-based compensation expense recognized is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Based on this, our share-based compensation is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred. See Note 12, “Share-based Compensation” To the Company’s financial statement for further detail, including the impact for the adoption on our results of operations.

Revenue Recognition

Sales of Data I/O’s semiconductor programming equipment products requiring installation by us that is other than perfunctory were previously recorded when installation was complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. Beginning in the third quarter of 2005, Data I/O began recognizing revenue for these products at the time of shipment. We began recognizing revenue at the time of shipment after we determined that our programming equipment have reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be considered a separate element. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements pursuant to EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” and recognize revenue when the criteria for revenue recognition have been met for each element according to SAB 104, “Revenue Recognition.” The amount of revenue recognized is affected by our judgments as to the collectibility of the transaction or whether an arrangement includes multiple elements and if so, whether specific objective evidence of fair value exists for those elements.

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

We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period, which is typically one year. We establish a reserve for sales returns based on historical trends in product returns and estimates for new items. Sales were recorded net of associated sales return reserves, which were $135,000, $150,000, and $250,000 at December 31, 2006, 2005, and 2004, respectively.

Data I/O’s software products are not normally sold separately from sales of programming systems. However, on those occasions where we sell software separately, we recognize revenue when a sales agreement exists, when delivery has occurred, when the fee is fixed or determinable, and when collection is probable.

Research and Development

Research and development costs are expensed as incurred.

Advertising Expense

Data I/O expenses advertising costs as incurred. Total advertising expenses were approximately $304,000, $238,000, and $273,000 in 2006, 2005, and 2004, respectively.

Warranty Expense

Data I/O records a liability for an estimate of costs that it expects to incur under our basic limited warranty when product revenue is recognized. Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim. We periodically assess the adequacy of our warranty liability based on changes in these factors. Data I/O normally warrants our products against defects for periods ranging from ninety days to one year. The FlashPAK, which at introduction carried a three-year warranty on some components, now have a one year warranty. We provide currently for the estimated cost that may be incurred under our product warranties. Data I/O records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts. Service costs are expensed as incurred.

Earnings (Loss) Per Share

Basic earnings (loss) per share exclude any dilutive effects of stock options. Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period. Options to purchase 382,034 and 396,181 shares of common stock were outstanding as of December 31, 2006 and 2005, respectively, but were excluded from the computation of diluted EPS for the period then ended because the options were anti-dilutive.

Diversification of Credit Risk

Financial instruments, which potentially subject Data I/O to concentrations of credit risk, consist primarily of trade receivables. Our cash, cash equivalents and marketable securities consist of high quality financial instruments. Data I/O maintains cash balances in financial institutions, which at times may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents. Our trade receivables are geographically dispersed and include customers in many different industries. As of December 31, 2006, there were two distributors and one customer that represented 10.1%, 10.2%, and 12.0% of total consolidated accounts receivable, respectively. As of December 31, 2005, we had no distributors or customers that represented 10% or more of our total consolidated accounts receivable balance. We believe that any risk of loss is significantly reduced due to the diversity of our end-customers and geographic sales areas. We perform on-going credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

Derivatives

Data I/O accounts for our derivatives using SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments and requires recognition of derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value.

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All of our hedging instruments are fair value hedges. Generally, these contracts have maturities less than one year and require us to exchange foreign currencies for U.S. dollars at maturity. The estimated fair value gain (loss) of the open hedge contracts as of December 31, 2006 and 2005 is a liability of approximately $28,000 and $3,000, respectively, and is included in accounts payable on the balance sheet. Periodic changes in fair value are recorded in other income in the statement of operations. The amount recognized of transaction gain or (loss) in other income in 2006, 2005, and 2004 was $52,000, ($18,000), and ($94,000), respectively.

Data I/O does not hold or issue derivative financial instruments for trading purposes. The purpose of our hedging activities is to reduce the risk that the valuation of the underlying assets, liabilities and firm commitments will be adversely affected by changes in exchange rates. Our derivative activities help minimize foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. We are exposed to credit-related losses in the event of nonperformance by counterparties to forward exchange contracts. However, we have entered into these instruments with creditworthy financial institutions and consider the risk of nonperformance remote.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (FIN 48”). FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. Fin 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more likely than not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Fin 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will be required to adopt FIN 48 as of January 1, 2007. The Company does not believe that the impact will be material on its financial condition, results of operation and cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the potential effects of this standard.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Financial Statement Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied.

The Company adopted SAB 108 on December 31, 2006. The Company identified one adjustment which was considered individually immaterial to each of the respective prior financial statement periods. The Company had previously concluded these amounts were immaterial based on its use of the rollover approach in assessing misstatements prior to adoption of SAB 108. The adjustment includes incorrectly but consistently accruing audit fees during the fiscal year instead of in the year the services were actually provided.

The Company believes the adjustment is material to the financial statements for the year ended December 31, 2006, using the dual approach established by the SEC. In accordance with the transition provisions of SAB 108, the Company has recorded the correction of this error as a cumulative effect adjustment of $129,207 as an increase to beginning retained earnings at January 1, 2006. The impact of the adjustment at December 31, 2006 is as follows:

Accrued Liabilities (Accrued Accounting fees)	$148,090
Accounting fees	(18,883)
Retained earnings	($129,207)

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to elect to measure certain financial instruments and other items at fair value through earnings. The fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS 159 requires additional financial statement presentation and disclosure requirements for those entities that elect to adopt the standard and is effective for fiscal years beginning after November 15, 2007. We have note yet evaluated the impact of the adoption of SFAS 159.

NOTE 2 – CLASSIFICATIONS

Certain prior periods’ balances have been reclassified to conform to the presentation used in the current period.

NOTE 3 – PROVISION FOR BUSINESS RESTRUCTURING

During the second half of 2006, as part of our additional effort to reduce expenses, we incurred restructuring charges of approximately $152,000 in the third quarter and $39,000 in the fourth quarter. The restructuring charges are primarily related to severance charges incurred at our Redmond, Germany and China offices. In view of our declining margins and operating results during the first and second quarters of 2006, actions were taken to reduce expenses and improve margins in order to reduce our revenue breakeven point.

During 2005, we took restructuring related charges of $96,000 primarily related to severance and completing actions that had been started in the second half of 2004. This aligned management operations with the changes made in 2004 to control costs in North America and Europe; and the need to build staff serving China and Eastern Europe. At December 31, 2005, $33,000 remained as accrued but unpaid restructure charges, which was paid in 2006.

An analysis of the restructuring is as follows (in thousands):

Description	Reserve Balance at Dec. 31, 2004	2005 Expenses	2005 Payments/ Write-offs	Reserve Balance at Dec. 31, 2005	2006 Expenses	2006 Payments/ Write-offs	Reserve Balance at Dec. 31, 2006

Downsizing U.S.
Operations:
Employee severance	$54	$81	$117	$18	$153	$169	$2
Redmond facility	2	—	2	—	6	6	—
consolidation
Consulting and legal	—	15	15	—	14	14	—
expenses
Downsizing foreign	30	—	15	15	18	33	—
operations

Total	$86	$96	$149	$33	$191	$222	$2

NOTE 4 – MARKETABLE SECURITIES

The estimated fair value of marketable securities consisted of the following (in thousands):

	Dec. 31,	Dec. 31,
	2006	2005
Taxable securities	$ -	$ 800
Marketable securities	$ -	$ 800

At December 31, 2005, cost approximated market value for Data I/O’s portfolio of marketable securities and there were no significant unrealized gains or losses. The marketable securities are all classified as current assets due to their maturity date or because of the available for sale holding intent, as in the case of corporate bonds which had a maturity date in the second quarter of 2005. The cost of securities sold is determined by the specific identification method.

NOTE 5 ~~–~~ ACCOUNTS RECEIVABLE, NET

Receivables consist of the following (in thousands):

	Dec. 31, 2006	Dec. 31, 2005

Trade accounts receivable	$8,695	$6,993
Less allowance for doubtful receivables	199	165

Trade accounts receivable, net	$8,496	$6,828

Trade receivables relate to sales to Data I/O customers, for which credit is extended based on the customer’s credit history.

Changes in Data I/O’s allowance for doubtful accounts are as follows (in thousands):

	Dec. 31, 2006	Dec. 31, 2005

Beginning balance	$165	$155
Bad debt expense (reversal)	46	64
Accounts written-off	(32)	(64)
Recoveries	20	10

Ending balance	$199	$165

NOTE 6 – INVENTORIES

Net inventories consisted of the following components (in thousands):

	Dec. 31, 2006	Dec. 31, 2005

Raw material	$2,990	$2,076
Work-in-process	1,048	767
Finished goods	1,014	686

Inventories	$5,052	$3,529

NOTE 7 – SALE - LEASEBACK

In May 1997, Data I/O completed the sale of the land and building comprising our Redmond, Washington, corporate headquarters. The sale included a 10-year leaseback of the building to Data I/O. The sale represented an overall pre-tax gain to Data I/O of $5.6 million. Of this amount, we recognized $2.3 million in 1997, with the remainder being amortized over the life of the lease ending in 2006. On February 28, 2006, Data I/O entered into a termination agreement for the Redmond headquarters facility and entered into a five year lease agreement at a different location. The remaining balance of the pre-tax gain was fully recognized during the third quarter of 2006.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following (in thousands):

	Dec. 31,	Dec. 31,
	2006	2005
Leasehold improvements	$431	$343
Equipment	8,941	9,935
	9,372	10,278
Less accumulated depreciation	6,520	8,004
Property, plant and equipment, net	$2,852	$2,274

Total depreciation recorded for 2006, 2005, and 2004 was $1,300,000, $1,107,000, and $922,000, respectively.

NOTE 9 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

	Dec. 31,	Dec. 31,
	2006	2005
Product warranty liability	$467	$459
Sales return reserve	135	150
Accrued rent	202	-
Other taxes	158	123
Other	232	368
Other accrued liabilities	$1,194	$1,100

The changes in Data I/O’s product warranty liability are as follows (in thousands):

	Dec 31, 2006	Dec 31, 2005

Liability, beginning of year	$459	$494
Net expenses	850	810
Warranty claims	(850)	(810)
Accrual revisions	8	(35)
Liability, end of year	$467	$459

NOTE 10 – AGGREGATE CONTRACTUAL OBLIGATIONS AND COMMITTMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. Any amounts reflected on the balance sheet as accounts payable, accrued liabilities, and notes payable are excluded from the below table. Data I/O has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31, (in thousands):

	Purchase	Operating
	obligations	leases

2007	$751	$1,150
2008	-	1,096
2009	-	901
2010	-	833
2011 and thereafter	-	352
Total	$751	$4,332

Lease and rental expense before the deduction for the amortization of the deferred gain was $1,180,000, $1,615,000, and $1,610,000 in 2006, 2005, and 2004, respectively, and lease expense after the deduction for the amortization of the deferred gain was $792,000, $1,227,000, and $1,281,000 in 2006, 2005, and 2004, respectively. Data I/O has renewal options on substantially all of our major leases. On February 28, 2006, Data I/O and our current landlord concurrently entered into a termination agreement for the Redmond headquarters facility lease and entered into a five year lease agreement for an approximately 40,000 square foot office space also located in Redmond, Washington. The lease commenced and the move occurred during the third quarter of 2006. We also entered into a new lease agreement during the second quarter of 2006 for our offices in Shanghai, China.

During 2006, we also entered into a five year capital lease agreement which was used to fund new equipment and installation associated with the move to our new facility. See Note 17, “Long-Term Debt.”

NOTE 11 – STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2006, there were 1,542,706 shares of Common Stock reserved for issuance of which 461,802 shares are available for future grant under Data I/O’s employee stock option plans (‘Stock Plan”). Pursuant to these plans, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years. Options granted under the plans generally have a maximum term of six years from the date of grant, except for certain options granted in January 1999, which have a maximum term of ten years. Stock awards may also be granted under the Stock Plan. Beginning in the second quarter of 2006, we granted restricted stock awards and performance-based stock awards to our officers and key employees at fair market value. The restricted stock awards are contingent upon meeting the required service period and vest in equal annual installments over four years. The performance-based stock awards vest on December 31, 2008 based on obtaining a revenue growth target of $34,694,935 for the fiscal year ending December 31, 2008. We recognize compensation expense based on the assumption being met, however, if the performance goals are not met, the compensation expense will be reversed.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan through July 31, 2006, eligible employees may purchase shares of Data I/O’s Common Stock at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 2006, 2005 and 2004, a total of 49,616, 57,076, and 61,221 shares, respectively, were purchased under the plan at average prices of $2.41, $2.31, and $2.52 per share, respectively. At December 31, 2006, a total of 108,071 shares were reserved for future issuance. Beginning August 1, 2006, ESPP purchase options will be granted on the first day of the six month period ended January 31, 2007, with an exercise price equal to the fair market value on the last day of the six month period less a 5% discount. These changes were made so that the ESPP would not be considered compensatory under SFAS 123(R).

Stock Appreciation Rights Plan

Data I/O has a Stock Appreciation Rights Plan (“SAR”) under which each director, executive officer or holder of 10% or more of Data I/O’s Common Stock has a SAR with respect to each exercisable stock option. The SAR entitles the SAR holder to receive cash from Data I/O for the difference between the market value of the stock and the exercise price of the option in lieu of exercising the related option. SARs are only exercisable following a tender offer or exchange offer for Data I/O’s stock, or following approval by shareholders of Data I/O of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than 50% of the common shares outstanding. As no event has occurred, which would make the SARs exercisable, and no such event is deemed probable, no compensation expense has been recorded under this plan.

Director Fee Plan

Data I/O has a Director Fee Plan, not currently in use, which had provided for payment to directors who are not employees of Data I/O Corporation by delivery of shares of Data I/O’s Common Stock. No shares were issued from the plan for 2006, 2005, or 2004 board service and 151,332 shares remain available in the plan as of December 31, 2006.

Retirement Savings Plan

Data I/O has a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer their pre-tax salary, subject to IRS limitations. In fiscal years 2006, 2005 and 2004, Data I/O contributed one dollar for each dollar contributed by a participant, with a maximum contribution of 4% of a participant’s earnings. Data I/O’s matching contribution expense for the savings plan was approximately $196,000, $182,000, and $178,000 in 2006, 2005, and 2004, respectively.

Share Repurchase Program

Under a previously announced share repurchase program, Data I/O is authorized to repurchase up to 1,123,800 shares of our outstanding Common Stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. In years prior to 2006, we have repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. We have not repurchased shares under this plan since the second quarter of 1997, although we still have the authority to do so.

NOTE 12– SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options, stock awards and employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”).

Data I/O previously applied the provisions of APB No. 25 and related Interpretations and provided the required pro forma disclosures under SFAS No. 123, “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net income and net income per common share for the years ended December 31, 2005 and December 31, 2004. No share-based compensation expense was reflected in our results of operations for the years ended December 31, 2005 and 2004 as all options were granted with an exercise price equal to the market value of the underlying common stock on the grant. Additionally, option forfeitures were accounted for as they occurred.

The following table illustrates the effect on net income (loss) and net income (loss) per share as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation during the years ended December 31, 2005 and 2004 (in thousands, except per share data):

	Year Ended December 31,

	2005	2006

Net income (loss) - as reported	$582	($92)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for awards granted,
modified, or settled, net of related tax effects	(400)	(372)

Net income (loss) - pro forma	$182	($464)

Basic earnings (loss) per share - as reported	$0.07	($0.01)
Diluted earnings (loss) per share - as reported	$0.07	($0.01)
Basic earnings (loss) per share - pro forma	$0.02	($0.06)
Diluted earnings (loss) per share - pro forma	$0.02	($0.06)

Data I/O adopted SFAS No. 123(R) using the modified prospective method beginning January 1, 2006. Accordingly, during the year ended December 31, 2006, we recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For share-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R). For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures. The impact on our results of operations of recording share-based compensation for the year ended December 31, 2006 was as follows (in thousands):

Year Ended December 31, 2006
Costs of goods sold	$24
Research and development	83
Selling, general and administrative	263
Total share-based compensation expense	$370

Impact on net income (loss) per share:
Basic and diluted	$0.04

Approximately $6,000 of share-based compensation was capitalized within inventory for the year ended December 31, 2006.

The fair value of share-based awards for employee stock option awards and employee stock purchases made under our Employee Stock Purchase Plan were estimated at the date of grant using the Black-Scholes valuation model. The following weighted average assumptions were used to calculate the fair value of options granted during the years ended December 31:

	Employee Stock			Employee Stock
	Options			Purchase Plan
	2006	2005	2004	2006	2005	2004
Risk-free interest rates	4.92%	3.72%	3.44%	3.33%	2.00%	1.15%
Volatility factors	.65	.79	1.03	.65	.91	1.04
Expected life of the option in years	4.77	4.61	4.35	.50	.50	.50
Expected dividend yield	None	None	None	None	None	None

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

The weighted average grant date fair value of options granted under our stock option plans for the twelve month period ending December 31, 2006, 2005, and 2004 was $2.24, $1.61, and $2.15, respectively. The estimated fair value of purchase rights under the ESPP plan for the twelve month period ending December 31, 2006, 2005, 2004 was $1.62, $1.08, and $1.34, respectively.

The following table summarizes stock option activity under our stock option plans for the twelve months ended December 31:

	December 31, 2006		December 31, 2005		December 31, 2004

	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of year	1,155,445	$2.42	1,439,488	$2.27	1,326,805	$2.25
Granted	175,000	3.87	295,500	2.52	313,000	2.91
Exercised	(83,235)	2.47	(421,945)	1.99	(27,179)	1.64
Cancelled, expired or forfeited	(166,306)	4.07	(157,598)	2.47	(173,138)	3.28

Outstanding – end of year	1,080,904	2.40	1,155,445	2.42	1,439,488	2.27

Vested or expected to vest at the end of the period	1,018,342
Exercisable at end of year	673,475	$2.03	652,573	$2.44	907,533	$2.34

The stock options outstanding and exercisable for equity share-based payment awards under our stock option plans as of December 31, 2006 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life in Years	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price	Aggregate Intrinsic Value

$1.00-$1.25	176,693	2.12	$1.05	$451,407	156,448	$1.05	$398,770
$1.25-$1.89	171,967	1.51	1.43	373,457	171,655	1.43	372,835
$1.89-$2.49	253,903	3.87	2.44	294,499	124,135	2.40	149,311
$2.49-$2.93	271,872	3.68	2.82	212,326	163,038	2.83	126,329
$2.93-$4.56	206,469	4.96	3.76	18,896	58,199	3.45	16,419

	1,080,904	3.37	$2.40	$1,350,585	673,475	$2.03	$1,063,664

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company closing stock price of $3.60 at December 31, 2006, which would have been received by award holders had all award holders exercised their stock options that were in-the-money as of that date. The aggregate intrinsic value of awards exercised during the twelve month period ended December 31, 2006 was $106,822.

There were 11,400 shares of restricted stock awards and 10,000 performance-based stock awards that were granted and a total of 21,150 that are outstanding at December 31, 2006. The weighted average grant date fair value of restricted stock awards and performance-based stock awards for the year ended December 31, 2006 was $3.88. The total value of restricted shares unvested during the year was $82,062.

As of December 31, 2006, there was $849,748 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted average period of 2.34 years. As of December 31, 2006, there was no unrecognized cost related to the employee stock purchase plan.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Ending accumulated balances for each item in accumulated other comprehensive income are as follows:

(in thousands)	Dec. 31, 2006	Dec. 31, 2005

Unrealized currency gain	$492	$312
Unrealized loss on marketable securities	(1)	(1)

Total accumulated other comprehensive income	$491	$311

NOTE 14– INCOME TAXES

Data I/O accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

Components of income (loss) before taxes:

	Year Ended December 31,

(in thousands)	2006	2005	2004

U.S. operations	$657	$541	$329
Foreign operations	(657)	161	(435)

	$—	$702	($106)

Income tax expense (benefit) consists of:
Current tax expense (benefit):
U.S. federal	$—	$—	$—
State	15	5	—
Foreign	(61)	115	(14)

	(46)	120	(14)
Deferred tax expense (benefit) - U.S. federal	—	—	—

Total income tax expense (benefit)	($46)	$120	($14)

A reconciliation of Data I/O’s effective income tax and the U.S. federal tax rate is as follows:

	Year Ended December 31,

(in thousands)	2006	2005	2004

Statutory tax	$—	$239	($36)
State and foreign income tax, net of
federal income tax benefit	14	(1)	(30)
Valuation allowance for deferred tax assets	(60)	(118)	52

	($46)	$120	($14)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below (in thousands):

	Dec. 31,	Dec. 31,
	2006	2005
Deferred income tax assets:
Allowance for doubtful accounts	$22	$15
Inventory and product return reserves	813	853
Compensation accruals	297	189
Accrued liabilities	413	532
Book-over-tax depreciation and amortization	637	799
Foreign net operating loss carryforwards	487	259
U.S. net operating loss and credit carryforwards	7,037	7,149
Other, net	3	7
	9,709	9,803
Valuation allowance	9,709	(9,803)
Total deferred income tax assets	$ -	$ -

The valuation allowance for deferred tax assets decreased $94,000 and $4,000 during the years ended December 31, 2006 and December 31, 2005, respectively, due primarily to book net income and reversal of deferred tax assets. The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding Data I/O’s ability to utilize such assets in future years. Credit carryforwards consist primarily of research and experimental and alternative minimum tax credits. Net operating loss carryforwards expire beginning in 2019 to 2025. Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE 15 – SEGMENT AND GEOGRAPHIC INFORMATION

We consider our operations to be a single operating segment, focused on the design, manufacturing, and sale of programming systems used by designers and manufacturers of electron products.

During 2006, there was one customer, Bright Faith Global Limited (our sales agent in China), that represented approximately 10.6% of our 2006 net sales. In 2005, no customers accounted for 10% of Data I/O’s consolidated net revenues. In 2004, one customer, Siemens, accounted for 14.5% of Data I/O’s consolidated revenues and no other customer accounted for more than 10%. Major operations outside the U.S. include sales and service support subsidiaries in Germany, Brazil, Canada and China. Additionally, as of December 31, 2006, there were two distributors and one customer that represented 10.1%, 10.2%, and 12.0% of the total consolidated accounts receivable balance, respectively. As of December 31, 2005, there were no distributors or customer that represented 10% or more of the total consolidated accounts receivable balance.

The following table summarizes information about geographic area:

	Year Ended December
(in thousands)	2006	2005	2004
Net sales:
U.S.	$6,407	$6,386	$5,434
Europe	11,497	11,340	11,156
Rest of World	10,889	10,595	10,720
	$28,793	$28,321	$27,310
Included in Europe and Rest of World are the following significant balances:
Germany	$9,117	$8,510	$8,989
China	$4,588	$4,458	$2,986
Operating income (loss):
U.S.	($1,460)	($395)	($1,526)
Europe	1,820	1,715	2,824
Rest of World	(515)	(696)	(1,369)
	($155)	$624	($71)
Identifiable assets:
U.S.	$8,603	$8,351	$9,202
Europe	5,945	4,882	4,577
Rest of World	4,943	4,904	4,068
	$19,491	$18,137	$17,847

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (unaudited)

The following table sets forth unaudited selected quarterly financial data for Data I/O for 2006 and 2005. Although our business is not seasonal, growth rates of sales and earnings have varied from quarter to quarter as a result of factors such as stocking orders from international distributors, the timing of new product introductions, business restructuring, and short-term industry and general U.S. and international economic conditions. Information as to any one or more quarters is, therefore, not necessarily indicative of trends in our business or profitability.

(in thousands except per share data)	Year Ended December 2006

	Mar 31	June 30	Sept 30	Dec 31

Net sales(4)	$6,413	$7,163	$6,837	$8,380
Gross margin	3,410	3,743	3,768	4,582
Net income (loss)(2)	(512)	(398)	47	909
Basic earnings per share(1)	($ 0.06)	( $0.05)	$ 0.01	$ 0.11
Diluted earnings per share(1)	($ 0.06)	( $0.05)	$ 0.01	$ 0.10

(in thousands except per share data)	Year Ended December 2005

	Mar 31	June 30	Sept 30	Dec 31

Net sales(3)	$6,737	$6,642	$6,587	$8,355
Gross margin	4,014	3,933	3,756	4,388
Net income (loss)(2)	39	53	127	363
Basic and diluted earnings (loss) per share(1)	$ 0.00	$ 0.01	$ 0.02	$ 0.07

(1) The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

(2) The Company recorded restructure charges of $152,000, and $39,000 in the third and fourth quarters of 2006, respectively, and $55,000, $17,000 and $24,000 in the second, third and fourth quarters of 2005, respectively, for charges associated primarily with severance related charges.

(3) Beginning in the third quarter of 2005, we began recognizing revenue for certain equipment requiring installation at the time of shipment. See Note 1.

NOTE 17 – LONG-TERM DEBT

On September 27, 2006, the Company entered into a five year capital lease agreement in the amount of $591,145. The lease was used to fund new equipment and installation associated with the move to our new facility in July of 2006. The imputed interest rate is 7.69%. As of December 31, 2006, repayments of principle totaled $33,000.

At December 31, 2006 scheduled maturities of the capital lease obligation for the years ending December 31 are as follows (in thousands):

2007	$141
2008	140
2009	140
2010	140
2011	106
Thereafter	-
Total minimum lease payments	667
Less: Amount representing interest	(109)
Present value of capital lease obligation	558
Current portion long-term debt	(112)
Non-current portion long-term debt	$ 446

As of December 31, 2005, Data I/O had no long-term debt outstanding.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, Data I/O evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There were no changes made in our internal controls during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

We have recently acquired and are currently implementing a new worldwide information system that will result in changes to our internal controls. Our corporate office began use of the new system in February 2006 and foreign subsidiaries began use in the third and fourth quarters. We have included process and internal control improvements as part of the implementation process and continue this as we implement additional system features.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Registrant’s directors is set forth under “Election of Directors” in Data I/O’s Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 17, 2007 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of Data I/O’s year-end. Information regarding the Registrant’s executive officers is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.”

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

Item 11. Executive Compensation

Information called for by Part III, Item 11, is included in Data I/O’s Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 17, 2007 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Executive Compensation.” Such Proxy Statement will be filed within 120 days of Data I/O’s year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in Data I/O’s Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 17, 2007 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Voting Securities and Principal Holders.” Such Proxy Statement will be filed within 120 days of Data I/O’s year-end.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2006. See Notes 11 and 12 of “Notes to Consolidated Financial Statements.”

	(a) Number of securities	(b) Weighted-average	(c) Number of securities remaining
	to be issued upon the	exercise price of	available for future issuance under
	exercise of outstanding	outstanding options,	equity compensation plans
	options, warrants and	warrants and rights	(excluding securities reflected in
	rights		column (a))

Equity compensation plans approved by the security holders (1) (2)	1,085,543	$2.40	716,566

Equity compensation plans not approved by the security holders	0	$0.00	0

(1)	Represents shares of Data I/O’s Common Stock issuable pursuant to our 2000 Stock Incentive Compensation Plan, 1986 Stock Option Plan, 1992 Employee Stock Purchase Plan, and Director Fee Plan.
(2)

Stock Appreciation Rights Plan (“SAR”) provides that directors, executive officers or holders of 10% or more of Data I/O’s Common Stock have an accompanying SAR with respect to each exercisable option. While the plan has been approved by the security holders, no amounts are included in columns (a), (b), or (c) relating to the SAR.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14. Principle Accounting Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Principal Accountant’s Fees and Services” in the Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 17, 2007. Such Proxy Statement will be filed within 120 days of Data I/O’s year-end.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Executive Compensation Plans and Arrangements

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.17.

(2)	Amended and Restated Retirement Plan and Trust Agreement. See Exhibit 10.2, 10.3, 10.4, 10.8, 10.11, 10.12, and 10.13.

(3)	Summary of Amended and Restated Management Incentive Compensation Plan. See Exhibit 10.9.

(4)	Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.

(5)	Amended and Restated 1986 Stock Option Plan. See Exhibit 10.15.

(6)	Form of Change in Control Agreements. See Exhibit 10.21 and 10.22.

(7)	1996 Director Fee Plan. See Exhibit 10.14.

(8)	Letter Agreement with Frederick R. Hume. See Exhibit 10.16.

(9)	Amended and Restated 2000 Stock Compensation Incentive Plan. See Exhibit 10.18.

(10)	Form of Option Agreement. See Exhibit 10.20.

(11)	Data I/O Corporation Tax Deferral Retirement Plan. See Exhibit 10.19 and 10.24.

(12)	Harald Weigelt Employment Agreement. See Exhibit 10.23.

(a)	List of Documents Filed as a Part of This Report:	Page

(1)	Index to Financial Statements:

Report of Independent Registered Public Accounting Firm	26

Consolidated Balance Sheets as of December 31, 2006 and 2005	27

Consolidated Statements of Operations for each of the three years ended December 31, 2006	28

Consolidated Statements of Cash Flows for each of the three years ended December 31, 2006	29

Consolidated Statement of Stockholders’ Equity for each of the three years ended December 31, 2006	30

Notes to Consolidated Financial Statements	31

(2)	Index to Financial Statement Schedules:

Schedule II – Consolidated Valuation and Qualifying Accounts	54

All other schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3)	Index to Exhibits:

3	Articles of Incorporation:

3.1	Data I/O’s restated Articles of Incorporation filed November 2, 1987 (Incorporated by reference to Exhibit 3.1 of Data I/O’s 1987 Annual Report on Form 10-K (File No. 0-10394)).

3.2	Data I/O’s Bylaws as amended and restated as of February 2006 (Incorporated by reference to Exhibit 3.2 of Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

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

10.8	Third Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.35 of Data I/O’s 1996 Annual Report on Form 10-K (File No. 0-10394)).

10.9	Amended and Restated Management Incentive Compensation Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.25 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.10	Amended and Restated Performance Bonus Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.26 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.11	Fourth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.27 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.12	Fifth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.28 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.13	Sixth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.29 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.14	Amended and Restated Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.32 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.15	Amended and Restated 1986 Stock Option Plan dated May 12, 1998 (Incorporated by reference to Exhibit 10.37 of Data I/O’s 1998 Annual Report on Form 10-K (File No. 0-10394)).

10.16	Letter Agreement with Fred R. Hume dated January 29, 1999.

10.17	Amended and Restated 1982 Employee Stock Purchase Plan dated May 16, 2003 (Incorporated by reference to Data I/O’s 2003 Proxy Statement dated March 31, 2003).

10.18	Amended and Restated 2000 Stock Compensation Incentive Plan dated May 20, 2004 (Incorporated by reference to Data I/O’s 2004 Proxy Statement dated April 12, 2004).

10.19	Data I/O Corporation Tax Deferral Retirement Plan, as amended (Incorporated by reference to Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).

10.20	Form of Option Agreement (Incorporated by reference to Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).

10.21	Change in Control Agreement with Fred R. Hume dated March 22, 2007 (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 28, 2007).

10.22	Change in Control Agreement with Joel S. Hatlen dated March 22, 2007 (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 28, 2007).

10.23	Harald Weigelt Employment Agreement (Incorporated by reference to Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

10.24	Data I/O Corporation Tax Deferral Retirement Plan, as amended (Incorporated by reference to Data I/O’s 2005 Annual Report on Form 10K (File No. 0-10394)).

10.25	Lease Termination Agreement dated February 28, 2006 (Redmond Headquarters) (Incorporated by reference to Data I/O’s 2005 Annual Report on Form 10K (File No. 0-10394)).

10.26

Lease, Redmond East Business Campus between Data I/O Corporation and Carr Redmond PLCC dated February 28, 2006 (Incorporated by reference to Data I/O’s 2005 Annual Report on Form 10K (File No. 0-10394)).

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

DATA I/O CORPORATION
(REGISTRANT)

DATED:	March 29, 2007	By: //S//Frederick R. Hume
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
William R. Walker

DATA I/O CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		Charged/
		(Credited)
	Balance at	to Costs		Balance at
	Beginning	and	Deductions-	End of
	of Period	Expenses	Describe	Period
(in thousands)

Year Ended December 31, 2004:
Allowance for bad debts	$202	($37)	($10) (1)	$155

Year Ended December 31, 2005 :
Allowance for bad debts	$155	$64	($54) (1)	$165

Year Ended December 31, 2006:
Allowance for bad debts	$165	$46	($12) (1)	$199

(1)	Uncollectable accounts written off, net of recoveries.