Form 10-Q
period 2007-03-31
DATA I/O CORP
filed 2007-05-14
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

( X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2007

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Or the transition period from ___________ to ______________

Commission File No. 0-10394

DATA I/O CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-0864123
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6464 185th Ave, N.E., Suite 101, Redmond, WA 98052
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

Large accelerated filer __	Accelerated filer __	Non-accelerated filer _X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __	No	X

8,522,928 shares of no par value of the Registrant’s Common Stock were issued and outstanding as of May 7, 2007.

DATA I/O CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2007

INDEX

Part I - Financial Information	Page

Item 1.	Financial Statements (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

Part II - Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Changes in Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures	20

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

	Mar. 31,	Dec. 31,
	2007	2006

(in thousands, except share data)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,391	$2,478
Trade accounts receivable, less allowance for
doubtful accounts of $203 and $199	6,950	8,496
Inventories	5,270	5,052
Other current assets	418	491

TOTAL CURRENT ASSETS	16,029	16,517

Property and equipment - net	2,892	2,852
Other assets	118	122

TOTAL ASSETS	$19,039	$19,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,506	$1,673
Accrued compensation	1,002	1,210
Deferred revenue	1,824	1,564
Other accrued liabilities	1,300	1,194
Accrued costs of business restructuring	202	2
Income taxes payable	5	7
Notes payable	113	112

TOTAL CURRENT LIABILITIES	5,952	5,762

Long-term debt	420	446

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,510,273
and 8,481,563 shares	20,198	20,053
Accumulated deficit	(8,046)	(7,261)
Accumulated other comprehensive income	515	491

TOTAL STOCKHOLDERS’ EQUITY	12,667	13,283

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,039	$19,491

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Mar. 31,	Mar. 31,
For the three months ended	2007	2006

(in thousands, except per share data)

Net sales	$6,028	$6,413
Cost of goods sold	2,708	3,003

Gross margin	3,320	3,410

Operating expenses:
Research and development	1,370	1,306
Selling, general and administrative	2,538	2,639
Provision for business restructure	201	-

Total operating expenses	4,109	3,945

Operating income (loss)	(789)	(535)

Non-operating income (expense):
Interest income	22	43
Interest expense	(10)	-
Gain on sale	-	6
Foreign currency exchange	(2)	3

Total non-operating income (expense)	10	52

Income (loss) before income taxes	(779)	(483)

Income tax expense	6	29

Net income (loss)	($785)	($512)

Basic and diluted earnings per share	($0.09)	($0.06)

Weighted average shares outstanding - basic	8,491	8,386

Weighted average and potential shares outstanding - diluted	8,491	8,386

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Mar 31,	Mar 31,
For the three months ended	2007	2006

(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	($785)	($512)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	288	264
Write-off of assets	1	1
Gain on sale of fixed asset	-	(6)
Equipment transferred to cost of goods sold	20	154
Amortization of deferred gain on sale	-	(97)
Share-based compensation	83	102
Net change in:
Deferred revenue	268	14
Trade accounts receivable	1,562	349
Inventories	(201)	(455)
Other current assets	75	(46)
Accrued costs of business restructuring	200	(20)
Accounts payable and accrued liabilities	(262)	(481)
Security deposits	-	(45)

Net cash provided by (used in) operating activities	1,249	(778)

INVESTING ACTIVITIES:
Purchases of property and equipment	(303)	(318)
Net proceeds on sale of equipment	-	(6)
Acquisition of intangibles	-	(25)

Net cash provided by (used in) investing activities	(303)	(349)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	62	105
Payment of capital lease obligation	(25)	-

Net cash provided by (used in) financing activities	37	105

Increase/(decrease) in cash and cash equivalents	983	(1,022)

Effects of exchange rate changes on cash	(70)	(58)
Cash and cash equivalents at beginning of year	2,478	4,362

Cash and cash equivalents at end of quarter	$3,391	$3,282

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of March 31, 2007 and March 31, 2006, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2006.

Share-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) and the Securities and Exchange Commission issued Staff Accounting Bulleting No. 107 (“SAB 107”) requiring the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, stock awards, and employee stock purchases, based on estimated fair values on the grant dates. The Company adopted SFAS 123(R) using the modified prospective method, which required the application of the accounting standard as of January 1, 2006.

Reported share-based compensation is classified, in the consolidated interim financial statements as follows:

	Mar. 31, 2007	Mar. 31, 2006

Cost of sales	$5	$7
Research and development	12	23
Selling, general and administrative	66	72

Total share-based compensation	$83	$102

Income Tax

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly scopes income taxes out of Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 had no impact on the Company’s financial statements.

Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months ended March 31, 2007. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

The Company has incurred net operating losses. The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. There was $58,000 of unrecognized tax benefits as of January 1, or March 31, 2007. The Company expects the amount of the net deferred tax asset balance and full valuation allowance to increase in future periods as if incurs future net operating losses.

Tax years that remain open for examination include 2003, 2004, 2005, and 2006 in the United States of America. In addition, tax years from 1999 to 2002 may be subject to examination in the event that the Company utilizes the NOL’s from those years in its current or future year tax return.

Recent Accounting Pronouncements

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

NOTE 2 - RECLASSIFICATIONS

Certain prior period balances may have been reclassified to conform to the presentation used in the current period.

NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

	Mar. 31, 2007	Dec. 31, 2006

Raw material	$2,857	$2,990
Work-in-process	1,266	1,048
Finished goods	1,147	1,014

Inventories	$5,270	$5,052

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following components (in thousands):

	Mar. 31, 2007	Dec. 31, 2006

Leasehold improvements	$431	$431
Equipment	9,246	8,941

	9,677	9,372
Less accumulated depreciation	6,785	6,520

Property and equipment - net	$2,892	$2,852

NOTE 5 – BUSINESS RESTRUCTURING PROGRESS

During the second half of 2006, as part of our additional effort to reduce expenses, we incurred restructuring charges of approximately $152,000 in the third quarter of 2006 and $39,000 in the fourth quarter of 2006. The restructuring charges are primarily related to severance charges incurred at our Redmond, Germany, and China offices. In view of our declining margins and operating results during the first and second quarters of 2006, actions were taken to reduce expenses and improve margins.

We continued our restructuring activities during the first quarter of 2007 to further improve our operating results and to improve the effectiveness of our sales and marketing organization and sales channels. We recorded restructuring charges of approximately $201,000 primarily related to severance charges incurred at our Redmond, China, and Germany offices. The full amount was accrued at March 31, 2007 and is expected to be paid out in 2007.

NOTE 6 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

	Mar. 31,	Dec. 31,
	2007	2006

Product warranty liability	$468	$467
Sales return reserve	135	135
Accrued rent	199	202
Other taxes	168	158
Other	330	232

Other accrued liabilities	$1,300	$1,194

The changes in Data I/O’s product warranty liability are as follows (in thousands):

Mar. 31, 2007

Liability, beginning balance	$467
Net expenses	193
Warranty claims	(193)
Accrual revisions	1

Liability, ending balance	$468

NOTE 7 – LONG-TERM DEBT

In 2006, the Company entered into a five year capital lease agreement in the amount of $591,145. The lease was used to fund new equipment and installation associated with our move to the new facility in 2006. The interest rate is 7.69%.

Scheduled maturities of the capital lease obligation for the years ending December 31 are as follows (in thousands):

2007	$106
2008	140
2009	140
2010	140
2011	106
Thereafter	-

Total minimum lease payments	632
Less: Amount representing interest	(99)

Present value of capital lease obligation	533
Current portion long-term debt	(113)

Non-current portion long-term debt	$420

NOTE 8 – EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	For the first quarter

	2007	2006

Numerator for basic and diluted earnings per share:
Net income (loss)	($785)	($512)

Denominator:
Denominator for basic earnings per share -
weighted-average shares	8,491	8,386
Employee stock options	-	-

Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions of stock options	8,491	8,386

Basic and diluted earnings (loss) per share
Total basic and diluted earnings (loss) per share	($0.09)	($0.06)

The computation for the three months ended March 31, 2007 and March 31, 2006 excludes 1,025,960 and 1,111,738 options, respectively, to purchase common stock as the effect of their inclusion was anitdilutive.

NOTE 9 – COMPREHENSIVE INCOME (LOSS)

During the first quarter of 2007 and 2006 total comprehensive income (loss) was comprised of the following (in thousands):

	For the first quarter

	2007	2006

Net income (loss)	($785)	($512)
Foreign currency translation loss	24	131
Unrealized gain on marketable securities	-	-

Total comprehensive income (loss)	($761)	($381)

NOTE 10 – FOREIGN CURRENCY TRANSLATION AND DERIVATIVES

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

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by us are fair value hedges. Generally, these contracts have maturities less than one year and require us to exchange foreign currencies for U.S. dollars at maturity. At March 31, 2007, we had a notional value of approximately $1,254,000 in six foreign exchange contracts outstanding. We recorded the estimated loss in fair value as a non-operating expense and a liability of approximately $10,000. The rates range from 1.3198 to 1.3347, all scheduled to be due within the next quarter and the value at that date of $1,255,000.

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

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding industry prospects or trends; expected level of expense; future results of operations or financial position; changes in gross margin; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Data I/O is under no duty to update any of these forward-looking statements after the date of this report. The reader should not place undue reliance on these forward-looking statements. The discussions above and in the section in Item 1A. Risk Factors “Cautionary Factors That May Affect Future Results” in the Company’s Annual report on Form 10-K for the year ended December 31, 2006 describe some, but not all, of the factors that could cause these differences.

OVERVIEW

Our primary goal is to manage the business to achieve profitable operations, while developing and enhancing products to drive revenue and earnings growth. Our challenge continues to be operating in a cyclical and challenging industry environment, while positioning Data I/O to take advantage of any growth in capital spending. We saw a downturn in capital spending during the first quarter of 2007, but expect to see a recovery in capital spending during the remaining quarters of 2007. We anticipate that demand for programming capacity may improve in 2007, in part based on third party forecasted increased 2007 unit sales for the semiconductor industry, and the business outlook for target customer segments, which should provide improved business opportunities for Data I/O.

Following our losses during the first two quarters of 2006, we launched an initiative to lower the quarterly revenue breakeven point to below $7 million, as it had increased to a calculated $7.6 million during the second quarter of 2006. This higher breakeven point was due especially to the lower gross margins, as well as the higher development and other operating expenses we experienced during the first half of 2006. During the third quarter of 2006, we successfully reduced the breakeven point to below our goal of $7 million through a combination of margin improvements and expense reductions. During the first quarter of 2007, we have taken additional expense reduction actions that we expect to lower our quarterly revenue breakeven point to below $6.2 million for the second quarter of 2007.

We are continuing our efforts to balance increasing costs and strategic investments in our business with the level of demand and mix of business we expect. We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, and automated programming systems for the manufacturing environment, particularly the new FLX500 desktop automated programming system, and extending the capabilities and support for our FlashCORE architecture and the ProLINE-RoadRunner and PS families. We have also introduced our new applications innovation strategy. This strategy provides complete solutions to target customer’s business problems. These solutions will require more than what we have considered as products in the past. These solutions will have a larger software element, may involve third-party components, and in many cases, will be developed to address a specific customer’s requirements. We believe by adding these features to our strategic product platforms, we will be able to set ourselves apart from other product suppliers and elevate our relationships with our customers to a partner level.

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless, automotive, industrial controls and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts and to break into new markets, such as microcontrollers for the automotive market. We expanded our China operations during 2006 to take advantage of the growth of manufacturing in China. We continue to address the effectiveness of our sales and marketing organization and sales channels. With the sales decline we experienced in China, we recognized the need to diversify our customer base there and are taking steps to broaden our channels of distribution in China to reach a greater number of customers. This decision, made at the end of last quarter, includes the elimination of some direct selling expenses and the use of agents that have established relationships with the desired customers. We believe these actions will help us more rapidly grow our business in China and convert some of our fixed selling expenses to variable expenses in the second quarter and beyond. During the first quarter of 2007, we repositioned and made changes that are expected to result in more effectively supporting our customer centric application strategy for targeted segments. We continue our efforts to partner with the semiconductor manufacturers to better serve our mutual customers and members of the Preferred Partnership Program. The Preferred Partnership Program formalizes our mutual support relationship and is designed to increase collaboration between the semi conductor vendor and Data I/O to better serve customers.

BUSINESS RESTRUCTURING PROGRESS

During the second half of 2006, as part of our additional effort to reduce expenses, we incurred restructuring charges of approximately $152,000 in the third quarter of 2006 and $39,000 in the fourth quarter of 2006. The restructuring charges are primarily related to severance charges incurred at our Redmond, Germany and China offices. In view of our declining margins and operating results during the first and second quarters of 2006, actions were taken to reduce expenses and improve margins.

We continued our restructuring activities during the first quarter of 2007 to further improve our operating results and to improve the effectiveness of our sales and marketing organization and sales channels. We recorded restructuring charges of approximately $201,000 primarily related to severance charges incurred at our Redmond, China, and Germany offices. The full amount was accrued at March 31, 2007 and is expected to be paid out in 2007.

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2006 and have not materially changed as of March 31, 2007.

Results of Operations

NET SALES

(in thousands)
	First Quarter
Net sales by product line	2007	% Change	2006

Automated programming systems	$3,455	(4.7%)	$3,626
Non-automated programming systems	2,573	(7.7%)	2,787

Total programming systems	$6,028	(6.0%)	$6,413

	First Quarter
Net sales by location	2007	% Change	2006

United States	$1,340	(26.1%)	$1,814
% of total	22.2%		28.3%
International	$4,688	1.9%	$4,599
% of total	77.8%		71.7%

The revenue decrease for the first quarter of 2007 compared to the first quarter of 2006 relates primarily to lower sales of our PS automated programming systems and to our non-automated programmer products, particularly in our FlashPAK programmers in Asia and especially in China. We also experienced a further decrease in our programming services in Brazil and during the quarter we ceased providing services for BenQ and our other customer there. Orders booked during the first quarter of 2007 were $5.8 million, an 18% decrease over the $7.1 million for the first quarter of 2006. The decrease in orders booked results from a decline in Asian orders reflecting both seasonal factors, as well as a weakness in capital equipment spending as also reported by other electronic companies. We believe, however, that the order trend for the second quarter of 2007 is expected to improve. We believe that many of the potential orders that had been expected in the first quarter were delayed and not lost. The backlog of orders during the first quarter of 2007 decreased from $2.2 million at December 31, 2006 to $1.7 million at March 31, 2007. This ending backlog, however, excludes a

$260,000 increase in deferred revenue resulting from increased sales of service and support contracts which will be recognized ratably over future periods.

Sales in the United States decreased by approximately 26% due primarily to lower sales of our PS automated programming systems. International sales increased approximately 1.9%, with European sales increasing 21% and strong sales in Mexico, offset by a 23% decrease in Asia. With the sales decline we experienced in China, we recognized the need to diversify our customer base there and are taking steps to broaden our channels of distribution in China to reach a greater number of customers. This decision, made at the end of last quarter, includes the elimination of some direct selling expenses and the use of agents that have established relationships with the desired customers and we believe will help us more rapidly grow our business in China. These actions will also convert some of our fixed selling expenses to variable expenses in the second quarter and beyond.

During the first quarter our development team delivered many additional FLX500 features and enhancements, as well as sales tools to help our sales force grow their business. We expect our new products to increase our revenues; however, partially offsetting this expected increase is the continued trend of declining sales of our older non-automated product lines.

GROSS MARGIN

	First Quarter
(in thousands)	2007	2006
Gross Margin	$3,320	$3,410
Percentage of net sales	55.1%	53.2%

Gross margins decreased in dollars, but increased as a percentage of sales compared to the first quarter of 2006. The overall gross margin decrease in dollars was due to the lower sales volume of approximately $340,000 especially related to PS System sales, while the overall gross margin percentage increase relates to the increases in average selling price as well as channel mix of approximately $209,000. In addition, the first quarter of 2007 had more favorable manufacturing labor and overhead variances of $182,000 compared to the first quarter of 2006, offset by $164,000 of other less favorable or negative operations variances.

RESEARCH AND DEVELOPMENT

	First Quarter
(in thousands)	2007	2006
Research and development	$1,370	$1,306
Percentage of net sales	22.7%	20.4%

Research and development (“R&D”) spending for the first quarter 2007 compared to the first quarter 2006 increased in both dollars and as a percentage of sales due to higher R&D material costs and on a percentage basis due to the reduced sales level. We expect that the spending in R&D should moderate as a percentage of sales with expected increases in revenues as the development of new platforms, such as the FLX500, are completed and the engineering focus moves from significant platform development to product and application enhancements and extensions.

SELLING, GENERAL AND ADMINISTRATIVE

	First Quarter
(in thousands)	2007	2006
Selling, general & administrative	$2,538	$2,639
Percentage of net sales	42.1%	41.2%

Selling, general and administrative (“SG&A”) expenses decreased $101,000 for the first quarter of 2007 due primarily to a decrease in net personnel costs of approximately $130,000 related to the 2006 restructure, lower overall costs in China of $83,000, and lower facility costs of approximately $63,000 in connection with the move to a smaller facility in July 2006. These decreases were offset by an increase of approximately $138,000 during the first quarter of 2007 related to the audit fee expensing change from accruing ratably over the year to expensing in the quarter of audit work occurrence.

INTEREST

	First Quarter
(in thousands)	2007	2006
Interest income	$22	$43
Interest expense	($10)	$ -

Interest income decreased in the first quarter of 2007 compared to the same period in 2006 due the lower marketable security balance during the first two months of the quarter. Interest expense relates to the equipment capital lease associated with our facility move in the third quarter of 2006.

INCOME TAXES

	First Quarter
(in thousands)	2007	2006
Income tax expense (benefit)	$6	$29

The tax expense for the first quarter of 2007 was due to state and foreign taxes. The tax effective rate differed from the statutory tax rate primarily due to the effect of valuation allowances and state taxes. Data I/O has a valuation allowance of $9,513,253 as of March 31, 2007. The beginning balances of our deferred tax assets and valuation allowance were reduced by $58,000 associated with the adoption of FIN 48 accounting for uncertain tax positions.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	Mar. 31, 2007	Change	Dec. 31, 2006
Working capital	$10,077	($678)	$10,755

At March 31, 2007, Data I/O’s principal sources of liquidity consisted of existing cash and cash equivalents. Our working capital decreased by $678,000 and our current ratio decreased from 2.9 at December 31, 2006 to 2.7 at March 31, 2007.

Our cash and cash equivalents increased by approximately $913,000 during the first quarter of 2007 primarily due to the cash received in operating activities totaling approximately $1.2 million. Cash provided by for operations primarily included a $1.6 million decrease in accounts receivable. At quarter end, acounts receivable had two international distributors with significant past due balances. One has paid subsequent to quarter end and the second we continue to address issues related to the balance due.

We used approximately $303,000 of cash in investing activities during the first quarter of 2007, representing purchases of property, plant and equipment and, in particular, demonstration equipment. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements throughout at least the next one year period. Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

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

LONG-TERM DEBT

(in thousands)	Mar. 31, 2007	Change	Dec. 31, 2006
Long-term debt	$420	($26)	$446

During the third quarter of 2006, the Company entered into a five year capital lease agreement in the amount of $591,145. The lease was used to fund new equipment and installation associated with our move to the new facility in July of 2006. See Note 7, “Long-Term Debt.”

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

For the quarter ending March 31, 2007 (in thousands):

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Operating leases	$1,129	$1,932	$979	-	$4,040
Commitments to suppliers	1,415	-	-	-	1,415
Other purchase commitments	90	-	-	-	90

Total	$2,634	$1,932	$979	$ -	$5,545

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

At March 31, 2007, we have no marketable securities.

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

At March 31, 2007, we had a notional value of approximately $1,254,000 in six foreign exchange contracts outstanding. We recorded the estimated loss in fair value as a non-operating expense and a liability of approximately $10,000. The rates range from 1.3198 to 1.3347, all scheduled to be due within the next quarter and the value at that date of $1,255,000.

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, Data I/O evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

(b)	Changes in internal controls.

There were no changes made in our internal controls during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

We have recently acquired and have implemented a new worldwide information system that have and will result in changes to our internal controls. Our corporate office began use of the new system in February 2006 and foreign subsidiaries began use in the third and fourth quarters of 2006. We have included process and internal control improvements as part of the implementation process and continue this as we implement additional system features.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the Risk Factors described in our Annual Report.

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

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.18.

(2)	Amended and Restated Retirement Plan and Trust Agreement. See Exhibit 10.2, 10.3, 10.4, 10.8, 10.11, 10.12, and 10.13.

(3)	Summary of Amended and Restated Management Incentive Compensation Plan. See Exhibit 10.9.

(4)	Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.

(5)	Amended and Restated 1986 Stock Option Plan. See Exhibit 10.15.

(6)	Change in Control Agreements. See Exhibit 10.21 and 10.22.

(7)	1996 Director Fee Plan. See Exhibit 10.14.

(8)	Letter Agreement with Frederick R. Hume. See Exhibit 10.16.

(9)	Amended and Restated 2000 Stock Compensation Incentive Plan. See Exhibit 10.18.

(10)	Form of Option Agreement. See Exhibit 10.20.

(11)	Data I/O Corporation Tax Deferral Retirement Plan. See Exhibit 10.19.

(12)	Form of Performance Award Agreement. See Exhibit 10.27.

(13)	Form of Restricted Stock Award Agreement. See Exhibit 10.28.
3	Articles of Incorporation:

3.1	Data I/O’s restated Articles of Incorporation filed November 2, 1987 (Incorporated by reference to Exhibit 3.1 of Data I/O’s 1987 Annual Report on Form 10-K (File No. 0-10394)).

3.2	Data I/O’s Bylaws as amended and restated as of February 2006October 2003 (Incorporated by reference to Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

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

10.27	Form of Performance Award Agreement (Incorporated by reference to Exhibit 10.28 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.28	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.29 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

31	Certification – Section 302:
31.1	Chief Executive Officer Certification	21
31.2	Chief Financial Officer Certification	22

32	Certification – Section 906:
32.1	Chief Executive Officer Certification	23
32.2	Chief Financial Officer Certification	24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATA I/O CORPORATION
(REGISTRANT)
DATED:	May 11, 2007

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date May 11, 2007	/s/ FREDERICK R. HUME
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date	May 11, 2007	/s/ JOEL S. HATLEN
Joel S. Hatlen
Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  /s/ Frederick R. Hume

Frederick R. Hume

Chief Executive Officer

(Principal Executive Officer)

May 11, 2007

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

May 11, 2007