Form 10-Q
period 2007-06-30
DATA I/O CORP
filed 2007-08-10
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

( X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  _ X_ No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __	Accelerated filer __	Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____	No	X

8,611,731 shares of no par value of the Registrant's Common Stock were issued and outstanding as of August 7, 2007.

DATA I/O CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2007

INDEX

Part I - Financial Information	Page

Item 1.	Financial Statements (unaudited)	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	16

Part II - Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Changes in Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

Signatures	22

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	Dec. 31,
	2007	2006
(in thousands, except share data)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,904	$2,478
Trade accounts receivable, less allowance for
doubtful accounts of $145 and $199	6,284	8,496
Inventories	5,601	5,052
Other current assets	318	491
TOTAL CURRENT ASSETS	15,107	16,517

Property and equipment - net	2,542	2,852
Other assets	114	122
TOTAL ASSETS	$17,763	$19,491

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,132	$1,673
Accrued compensation	980	1,210
Deferred revenue	1,699	1,564
Other accrued liabilities	1,135	1,194
Accrued costs of business restructuring	409	2
Income taxes payable	3	7
Notes payable	115	112
TOTAL CURRENT LIABILITIES	5,473	5,762

Long-term debt	393	446

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,606,849
and 8,481,563 shares	20,431	20,053
Accumulated deficit	(9,125)	(7,261)
Accumulated other comprehensive income	591	491
TOTAL STOCKHOLDERS' EQUITY	11,897	13,283
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,763	$19,491

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three Months Ended	Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
(in thousands, except per share data)

Net sales	$5,778	$7,163	$11,806	$13,575
Cost of goods sold	2,940	3,420	5,648	6,421
Gross margin	2,838	3,743	6,158	7,154

Operating expenses:
Research and development	1,286	1,513	2,657	2,819
Selling, general and administrative	2,027	2,626	4,565	5,266
Net provision for business restructure	632	-	832	-
Total operating expenses	3,945	4,139	8,054	8,085

Operating income (loss)	(1,107)	(396)	(1,896)	(931)

Non-operating income (expense):
Interest income	30	37	52	80
Interest expense	(10)	-	(20)	-
Gain on sale	-	-	-	6
Foreign currency exchange	11	(13)	9	(9)
Total non-operating income (expense)	31	24	41	77

Income (loss) before income taxes	(1,076)	(372)	(1,855)	(854)

Income tax expense	3	26	9	55

Net income (loss)	($1,079)	($398)	($1,864)	($909)

Basic and diluted earnings (loss) per share	($0.13)	($0.05)	($0.22)	($0.11)

Weighted average shares outstanding - basic	8,562	8,415	8,527	8,401
Weighted average and potential shares outstanding - diluted	8,562	8,415	8,527	8,401

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	June 30,	June 30,
For the six months ended	2007	2006
(in thousands)
OPERATING ACTIVITIES:	($1,864)	($909)
Net income (loss)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	513	549
Write-off of assets	7	14
Gain on sale of fixed asset	-	(6)
Equipment transferred to cost of goods sold	234	155
Amortization of deferred gain on sale	-	(194)
Share-based compensation	153	195
Net change in:
Deferred revenue	154	(36)
Trade accounts receivable	2,280	668
Inventories	(519)	(1,240)
Other current assets	178	(219)
Accrued costs of business restructuring	407	(20)
Accounts payable and accrued liabilities	(812)	350
Security deposits	1	(45)
Net cash provided by (used in) operating activities	732	(738)

INVESTING ACTIVITIES:
Purchases of property and equipment	(311)	(640)
Acquisition of intangibles	-	(25)
Proceeds from sales of marketable securities	-	804
Net cash provided by (used in) investing activities	(311)	139

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	225	120
Payment of capital lease obligation	(50)	-
Net cash provided by (used in) financing activities	175	120

Increase/(decrease) in cash and cash equivalents	596	(479)

Effects of exchange rate changes on cash	(170)	(223)
Cash and cash equivalents at beginning of year	2,478	4,362
Cash and cash equivalents at end of quarter	$2,904	$3,660

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of June 30, 2007 and 2006, according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2006.

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

The Company has incurred net operating losses.  The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. There was $58,000 of unrecognized tax benefits as of January 1, or March 31, 2007. The Company expects the amount of the net deferred tax asset balance and full valuation allowance to increase in future periods as it incurs future net operating losses.

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

NOTE 2 - RECLASSIFICATIONS

Certain prior period balances may have been reclassified to conform to the presentation used in the current period.

NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

	June 30, 2007	December 31, 2006
Raw material	$3,158	$2,990
Work-in-process	1,425	1,048
Finished goods	1,018	1,014
Inventories	$5,601	$5,052

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following components (in thousands):

	June 30, 2007	December 31, 2006
Leasehold improvements	$421	$431
Equipment	9,143	8,941
	9,564	9,372
Less accumulated depreciation	7,022	6,520
Property and equipment - net	$2,542	$2,852

NOTE 5 – BUSINESS RESTRUCTURING

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

We continued our restructuring activities in view of the declining revenues and gross margins during the first and second quarters of 2007, to further improve our operating results and to improve the effectiveness of our sales and marketing organization and sales channels. During the first quarter of 2007, we recorded restructuring charges of approximately $200,000 primarily related to severance charges. During the second quarter of 2007, we recorded an additional $632,000 of restructuring charges. These actions included reengineering some internal processes, integration of some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels. These actions took place during the middle of the quarter and we expect the third and fourth quarter to further reflect these actions, reducing our operating expenses to approximately the $3 million level, subject to certain variable and seasonal expenses. At June 30, 2007, $409,000 is accrued and is expected to be paid out during the second half of 2007.

NOTE 6 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

	June 30,	December 31,
	2007	2006
Product warranty liability	$449	$467
Sales return reserve	135	135
Accrued rent	197	202
Other taxes	39	158
Other	315	232
Other accrued liabilities	$1,135	$1,194

The changes in Data I/O’s product warranty liability are as follows (in thousands):

June 30, 2007

Liability, beginning balance	$467
Net expenses	417
Warranty claims	(417)
Accrual revisions	(18)
Liability, ending balance	$449

NOTE 7 – LONG-TERM DEBT

In 2006, the Company entered into a five year capital lease agreement in the amount of $591,145. The lease was used to fund new equipment and installation associated with our move to the new facility in 2006. The interest rate is 7.69%.

Scheduled maturities of the capital lease obligation for the years ending December 31 are as follows (in thousands):

2007	$70
2008	140
2009	140
2010	140
2011	106
Thereafter	-
Total minimum lease payments	596
Less: Amount representing interest	(88)
Present value of capital lease obligation	508
Current portion long-term debt	(115)
Non-current portion long-term debt	$393

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:
Net income (loss)	($1,079)	($398)	($1,864)	($909)

Denominator:
Denominator for basic earnings per share -
weighted-average shares	8,562	8,415	8,527	8,401
Employee stock options	-	-	-	-
Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions of stock options	8,562	8,415	8,527	8,401
Basic and diluted earnings (loss) per share
Total basic and diluted earnings (loss) per share	($0.13)	($0.05)	($0.22)	($0.11)

The computation for the three months ended June 30, 2007 and June 30, 2006 excludes 1,056,855 and 1,171,824 options, respectively, to purchase common stock as the effect of their inclusion was anitdilutive.

NOTE 9 – SHARE-BASED COMPENSATION

The impact on our results of operations of recording share-based compensation for the three and six month period ended June 30, 2007 and June 30, 2006 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of goods sold	$3	$6	$8	$13
Research and development	8	21	20	44
Selling, general and administrative	59	66	125	138
Total share-based compensation	$70	$93	$153	$195

Impact on net income (loss) per share:	($0.01)	($0.01)	($0.02)	($0.02)
Basic and diluted

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model. The following weighted average assumptions were used to calculate the fair value of stock options granted during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Risk-free interest rates	4.97%	4.92%	4.96%	4.92%
Volatility factors	.59	.65	.59	.65
Expected life of the option in years	4.66	4.77	4.66	4.77
Expected dividend yield	None	None	None	None

NOTE 10 – COMPREHENSIVE INCOME (LOSS)

During the second quarter of 2007 and 2006 total comprehensive income (loss) was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	($1,079)	($398)	($1,864)	($909)
Foreign currency translation loss	76	80	100	211
Total comprehensive income (loss)	($1,003)	($318)	($1,764)	($698)

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

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by us are fair value hedges. Generally, these contracts have maturities less than one year and require us to exchange foreign currencies for U.S. dollars at maturity. At June 30, 2007, we had a notional value of approximately $712,327 in three foreign exchange contracts outstanding. We recorded the estimated loss in fair value as a non-operating expense and a liability of approximately $3,000. The rates range from 1.3471 to 1.3478, all scheduled to be due within the next quarter and the value at that date of $713,053.

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

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding industry prospects or trends; expected revenues; expected level of expense; future results of operations, restructuring implications; breakeven point, or financial position; changes in gross margin; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Data I/O is under no duty to update any of these forward-looking statements after the date of this report. The reader should not place undue reliance on these forward-looking statements. The discussions above and in the section in Item 1A. Risk Factors “Cautionary Factors

That May Affect Future Results” in the Company’s Annual report on Form 10-K for the year ended December 31, 2006 describe some, but not all, of the factors that could cause these differences.

OVERVIEW

Our primary goal is to manage the business to achieve profitable operations, while developing and enhancing products to drive revenue and earnings growth. Our challenge continues to be operating in a seasonal, cyclical, and challenging industry environment, while positioning Data I/O to take advantage of any growth in capital spending. We saw a downturn in capital spending during the first six months of 2007, but expect to see a recovery in capital spending during the second half of 2007. We anticipate that demand for programming capacity may improve in 2007, in part based on third party forecasts of increased 2007 unit sales for the semiconductor industry, and the business outlook for target customer segments, which should provide improved business opportunities for Data I/O.

Following our losses during the first two quarters of 2006, we launched an initiative during the third quarter of 2006 to lower the quarterly revenue breakeven point to below $7 million, as it had increased to a calculated $7.6 million during the second quarter of 2006. During the first six months of 2007, as we experienced declining revenues and gross margins, we decided to take additional expense reductions to lower our expected quarterly revenue breakeven point to below $5.3 million when fully implemented this year.

We are continuing our efforts to balance increasing costs and strategic investments in our business with the level of demand and mix of business we expect. We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, and automated programming systems for the manufacturing environment, particularly the new FLX500 desktop automated programming system, and extending the capabilities and support for our FlashCORE architecture and the ProLINE-RoadRunner and PS families. We have also introduced our new applications innovation strategy. This strategy provides complete solutions to target customer’s business problems. These solutions will expand beyond what we have considered as products in the past. These solutions will have a larger software element, may involve third-party components, and in many cases, will be developed to address a specific customer’s requirements. We believe by adding these features to our strategic product platforms, we will be able to set ourselves apart from other product suppliers and elevate our relationships with our customers to a partner level.

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless, automotive, industrial controls and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts and to break into new markets, such as microcontrollers for the automotive market. We continue to address the effectiveness of our sales and marketing organization and sales channels. With the sales decline we experienced in the first half of 2007 in China, we recognized the need to diversify our customer base there and are taking steps to broaden our channels of distribution in China to reach a greater number of customers. This decision, made at the end of the first quarter, includes the elimination of some direct selling expenses and the use of agents that have established relationships with the desired customers. We believe this decision should help us more rapidly grow our business in China and convert some of our fixed selling expenses to variable in the second half of 2007. During the first quarter of 2007, we repositioned and made changes that are expected to result in more effectively supporting our customer centric application strategy for targeted segments. We continue our efforts to partner with the semiconductor manufacturers to better serve our mutual customers and members of Preferred Partnership Program. The Preferred Partnership Program formalizes our mutual support relationship and is designed to increase collaboration between the semi conductor vendor and Data I/O to better serve customers.

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

We continued our restructuring activities in view of the declining revenues and gross margins during the first and second quarters of 2007, to further improve our operating results and our effectiveness of the sales and marketing organization and sales channels. During the first quarter of 2007, we recorded restructuring charges of approximately $200,000 primarily related to severance charges. During the second quarter of 2007, we recorded an additional $632,000 of restructuring charges. These actions included reengineering some internal processes, integration of some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some p ositions, eliminating some functions, and shifting some responsibilities and resources to our channels. These actions took place during the middle of the quarter and we expect the third and fourth quarter to further reflect these actions reducing our operating expenses to approximately the $3 million level, subject to certain variable and seasonal expenses. At June 30, 2007, $409,000 is accrued and is expected to be paid out during the second half of 2007.

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2006 and have not materially changed as of June 30, 2007.

Results of Operations

NET SALES

	Three Months Ended			Six Months Ended
Net sales by product line	June 30, 2007	% Change	June 30, 2006	June 30, 2007	% Change	June 30, 2006
Automated programming systems	$3,408	(17.1%)	$4,111	$6,863	(11.3%)	$7,737
Non-automated programming systems	2,370	(22.3%)	3,052	4,943	(15.3%)	5,838
Total programming systems	$5,778	(19.3%)	$7,163	$11,806	(13.0%)	$13,575

	Three Months Ended			Six Months Ended
Net sales by location	June 30, 2007	% Change	June 30, 2006	June 30, 2007	% Change	June 30, 2006
United States	$1,242	(23.8%)	$1,629	$2,582	(25.0%)	$3,443
% of total	21.5%		22.7%	21.9%		25.4%
International	$4,536	(18.0%)	$5,534	$9,224	(9.0%)	$10,132
% of total	78.5%		77.3%	78.1%		74.6%

The revenue decrease for the second quarter of 2007 compared to the second quarter of 2006 relates primarily to lower sales in substantially all areas including PS Series, ProLINE-RoadRunner, and FlashPAK products, offset by new sales of the FLX500. Our programming services in Brazil were responsible for part of the revenue decline, as we have ceased providing services for BenQ and our other customer there. Orders booked during the second quarter of 2007 were $6.2 million, a 15% decrease over the $7.3 million booked during the second quarter of 2006. The decrease in orders booked results from a decline in Asia including China and Americas’ orders reflecting both seasonal factors, as well as a weakness in capital equipment spending as also reported by other electronic companies. We increased our backlog of orders during the second quarter of 2007 to $2.4 million.

Sales in the United States decreased approximately 24%, reflecting what we believe to be a general pattern of decreased capital spending. International sales decreased by 18% including a 52% decline in Asia, offset in part by a 20% increase in Europe. The continued Asia sales decline, especially in China, caused us to recognize the need to diversify our customer base there and are taking steps to broaden our channels of distribution in China to reach a greater number of customers. This decision, made at the end of the first quarter, includes the elimination of some direct selling expenses and the use of agents that have established relationships with the desired customers. We believe this decision should help us more rapidly grow our business in China. These actions will also convert some of our formerly fixed selling expenses to variable expenses in the second half of 2007.

During the first half of 2007, our development team delivered many additional FLX500 features and enhancements, as well as sales tools to help our sales force grow our business. We expect our new products to increase our revenues; however, partially offsetting this expected increase is the continued trend of declining sales of our older non-automated product lines.

For the first six months of 2007 compared to the same period of 2006, sales decreased by 13% in all areas except for an increase in FLX500 sales. Sales in Asia and the Americas decreased by 39% and 13%, respectively, while sales in Europe increased 21%. We experienced a significant decline in China sales for the first half of 2007 which was especially related to the wireless industry.

GROSS MARGIN

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Gross Margin	$2,838	$3,743	$6,158	$7,154
Percentage of net sales	49.1%	52.3%	52.2%	52.7%

Gross margins during the second quarter of 2007 decreased in both dollars and as a percentage of sales compared to the second quarter of 2006. The overall gross margin decrease in dollars and as a percentage of sales was due to the lower sales volume of approximately $1.2 million especially related to the PS system sales, offset by an increase in average selling price and channel mix of approximately $420,000. In addition, the second quarter of 2007 had $167,000 of other less favorable or negative operations variances compared to the second quarter of 2006, offset by restructure related savings.

For the first six months of 2007 compared to the same period of 2006, the lower gross margin dollars and gross margin as a percentage of sales are due to the same factors as those described for the second quarter of 2007. For the first six months of 2007 there were $330,000 of less favorable or negative operations variances and $413,000 of favorable labor and overhead spending.

RESEARCH AND DEVELOPMENT

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Research and development	$1,286	$1,513	$2,657	$2,819
Percentage of net sales	22.3%	21.1%	22.5%	20.8%

Research and development (“R&D”) spending for the second quarter of 2007 compared to the second quarter of 2006 decreased by approximately $227,000 due to the decreased spending associated with the development of the FLX500 which launched in 2006. R&D also decreased due to the restructure and the reengineering of internal processes. R&D as a percentage of net sales remained relatively consistent despite the decrease in spending due to the decrease in sales. We expect that the spending in R&D should moderate as a percentage of sales with expected increases in revenues as the development of new platforms, such as the FLX500, are completed and the engineering focus moves from significant platform development to product and application enhancements and extensions as part of our application innovation focus.

R&D spending for the first six months of 2007 compared to the first six months of 2006 also decreased by approximately $162,000 due primarily to the decrease in FLX500 development costs.

Selling, General and Administrative

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Selling, general & administrative	$2,027	$2,626	$4,565	$5,266
Percentage of net sales	35.1%	36.7%	38.7%	38.8%

Selling, general and administrative (“SG&A”) expenses decreased approximately $600,000 for the second quarter of 2007 compared to the second quarter of 2006 due primarily to a decrease in net personnel of approximately $382,000 related to the 2006 and 2007 restructures. We also experienced decreased other costs in our China operations of approximately $73,000, decreased marketing costs approximately $35,000 primarily associated with the 2006 FLX500 launch, as well as decreased facility costs of approximately $61,000 in connection with the Redmond move to a smaller facility in July 2006 and a decrease of approximately $59,000 related to the audit fee expensing change from accruing ratably over the year to expensing in the period the audit work is performed.

During the first six months of 2007 compared with the same period in 2006, SG&A expense decreased approximately $700,000 due to the same factors as those described for the second quarter of 2007 except for the audit fee expensing change which for the six month period increased approximately $80,000.

INTEREST

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest income	$30	$37	$52	$80
Interest expense	($10)	$ -	($20)	$ -

Interest income decreased during both the second quarter of 2007 and for the first six months of 2007 compared to the same periods in 2006 due to the lower amounts invested. Interest expense increased in the second quarter and the first six months of 2007 compared to the same periods in 2006 due to the equipment capital lease associated with the move to a new facility during the third quarter of 2006.

INCOME TAXES

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Income tax expense (benefit)	$3	$26	$9	$55

Tax expense recorded for the second quarter and the first six months of 2007 results from foreign and state taxes. The tax effective rate differed from the statutory tax rate primarily due to the effect of valuation allowances and state taxes. Data I/O has a valuation allowance of $9,876,000 as of June 30, 2007. The beginning balances of our deferred tax assets and valuation allowance were reduced by $58,000 associated with the adoption of FIN 48 accounting for uncertain tax positions.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	June 30, 2007	Change	March 31, 2007	Change	December 31, 2006
Working capital	$9,634	($443)	$10,077	($678)	$10,755

At June 30, 2007, Data I/O’s principal sources of liquidity consisted of existing cash and cash equivalents. Our working capital decreased by $1.1 million from December 31, 2006 and our current ratio decreased from 2.9 at December 31, 2006 to 2.8 at June 30, 2007.

Our cash and cash equivalents increased by approximately $425,000 during the six months ended June 30, 2007 primarily due to the cash received in operating activities totaling approximately $735,000. Cash provided by operations primarily included a $2.3 million decrease in accounts receivable as we collected all the past due amounts from a China distributor. At quarter end, accounts receivable still had one international distributor with a significant past due balance. Cash provided by operations also included a decrease of approximately $800,000 in accounts payable and accrued liabilities, offset by a $520,000 increase in inventory.

We used approximately $450,000 of cash in investing activities during the six months ended June 30, 2006, representing purchases of property, plant and equipment which was offset by approximately $140,000 from the effect of foreign exchange differences. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements throughout at least the next twelve months. Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

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

LONG-TERM DEBT

(in thousands)	June 30, 2007	Change	March 31, 2007	Change	December. 31, 2006
Long-term debt	$393	($27)	$420	($26)	$446

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

For the six months ended June 30, 2007 (in thousands):

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Operating leases	$1,144	$1,952	$831	-	$3,927
Commitments to suppliers	833	-	-	-	833
Other purchase commitments	94	-	-	-	94

Total	$2,071	$1,952	$831	-	$4,854

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

At June 30, 2007, we have no marketable securities.

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

At June 30, 2007, we had a notional value of approximately $712,327 in three foreign exchange contracts outstanding. We recorded the estimated loss in fair value as a non-operating expense and a liability of approximately $3,000. The rates range from 1.3471 to 1.3478, all scheduled to be due within the next quarter and the value at that date of $713,053.

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

We have recently acquired and have implemented a new worldwide information system that has and will result in changes to our internal controls. Our corporate office began use of the new system in February 2006 and foreign subsidiaries began use in the third and fourth quarters of 2006. We have included process and internal control improvements as part of the implementation process and continue this as we implement additional system features.

Our restructuring actions decreased the number of personnel and reallocated tasks. We did not change our internal controls, however, these restructure actions may have an impact on our internal controls operation which we will continue to monitor and evaluate.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the Risk Factors described in our Annual Report.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 17, 2007, there were present in person or by proxy the holders of 8,043,884 (94.58%) shares of Common Stock of Data I/O thereby constituting a quorum. The following are the matters approved and the voting results:

(a)	Election of a Board of Directors consisting of the following six (6) directors:

Name	Votes For	Votes Withheld

Daniel A. DiLeo	7,684,053	359,831
Paul A. Gary	7,720,328	323,556
Frederick R. Hume	7,699,522	344,362
Edward D. Lazowska Steven M. Quist William R. Walker	7,696,211 7,697,311 7,694,827	347,673 346,573 349,057

(b)	The proposal to ratify the selection of Grant Thornton LLP as Data I/O’s independent auditors passed as follows: 7,981,613 for; 59,265 against; 3,005 abstain; and 0 broker non-votes.

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

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

18

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

20

10.26

Lease, Redmond East Business Campus between Data I/O Corporation and Carr Redmond PLCC dated February 28, 2006 (Incorporated by reference to Exhibit 10.26 of Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

10.27	Amended and Restated 2000 Stock Compensation Incentive Plan dated May 24, 2006 (Incorporated by reference to Data I/O’s 2006 Proxy Statement dated April 6, 2006).

10.28	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.28 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.29	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.29 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

31	Certification – Section 302:
31.1	Chief Executive Officer Certification	23
31.2	Chief Financial Officer Certification	24

32	Certification – Section 906:
32.1	Chief Executive Officer Certification	25
32.2	Chief Financial Officer Certification	26

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATA I/O CORPORATION
(REGISTRANT)
DATED:	August 8, 2007

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date	August 8, 2007	/s/ FREDERICK R. HUME
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date	August 8, 2007	/s/ JOEL S. HATLEN
Joel S. Hatlen
Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  /s/ Frederick R. Hume

Frederick R. Hume

Chief Executive Officer

(Principal Executive Officer)

August 8, 2007

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

August 8, 2007

