Form 10-Q
period 2007-09-30
DATA I/O CORP
filed 2007-11-14
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

( X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Or the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __	Accelerated filer __	Non-accelerated filer _X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___  NoX

8,694,672 shares of no par value of the Registrant’s Common Stock were issued and outstanding as of November 8, 2007.

DATA I/O CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2007

INDEX

Part I - Financial Information	Page

Item 1.	Financial Statements (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

Part II - Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Changes in Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures	23

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

	Sept. 30,	Dec. 31,
	2007	2006
(in thousands, except share data)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,106	$2,478
Trade accounts receivable, less allowance for
doubtful accounts of $160 and $199	7,110	8,496
Inventories	5,906	5,052
Other current assets	176	491
TOTAL CURRENT ASSETS	17,298	16,517

Property and equipment - net	2,202	2,852
Other assets	115	122
TOTAL ASSETS	$19,615	$19,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,217	$1,673
Accrued compensation	961	1,210
Deferred revenue	1,760	1,564
Other accrued liabilities	1,300	1,194
Accrued costs of business restructuring	150	2
Income taxes payable	3	7
Notes payable	117	112
TOTAL CURRENT LIABILITIES	5,508	5,762

Long-term other payables	19	-
Long-term debt	365	446

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,617,336
and 8,481,563 shares	20,519	20,053
Accumulated deficit	(7,519)	(7,261)
Accumulated other comprehensive income	723	491
TOTAL STOCKHOLDERS’ EQUITY	13,723	13,283
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,615	$19,491

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three Months Ended	Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006
(in thousands, except per share data)

Net sales	$7,283	$6,837	$19,089	$20,413
Cost of goods sold	2,771	3,069	8,419	9,491
Gross margin	4,512	3,768	10,670	10,922

Operating expenses:
Research and development	1,036	1,426	3,693	4,245
Selling, general and administrative	1,969	2,229	6,534	7,494
Net provision for business restructure	(107)	152	725	152
Total operating expenses	2,898	3,807	10,952	11,891

Operating income (loss)	1,614	(39)	(282)	(969)

Non-operating income (expense):
Interest income	19	18	70	98
Interest expense	(8)	-	(28)	-
Gain on sale	-	3	-	8
Other	1	-	1	-
Foreign currency exchange	(21)	1	(11)	(9)
Total non-operating income (expense)	(9)	22	32	97

Income (loss) before income taxes	1,605	(17)	(250)	(872)

Income tax expense (benefit)	(1)	(64)	8	(9)

Net income (loss)	$1,606	$47	($258)	($863)

Basic earnings (loss) per share	$0.19	$0.01	($0.03)	($0.10)
Diluted earnings (loss) per share	$0.18	$0.01	($0.03)	($0.10)

Weighted average shares outstanding - basic	8,613	8,437	8,555	8,413
Weighted average and potential shares outstanding - diluted	8,815	8,672	8,555	8,413

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Sept. 30,	Sept. 30,
For the nine months ended	2007	2006
(in thousands)
OPERATING ACTIVITIES:	($258)	($863)
Net income (loss)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	797	906
Write-off of assets	15	11
Gain on sale of fixed asset	-	(8)
Equipment transferred to cost of goods sold	736	190
Amortization of deferred gain on sale	-	(388)
Share-based compensation	216	283
Net change in:
Deferred revenue	284	211
Trade accounts receivable	1,617	(42)
Inventories	(763)	(1,510)
Other current assets	322	(115)
Accrued costs of business restructuring	148	(10)
Accounts payable and accrued liabilities	(532)	(100)
Security deposits	3	(55)
Net cash provided by (used in) operating activities	2,585	(1,490)

INVESTING ACTIVITIES:
Purchases of property and equipment	(632)	(1,139)
Acquisition of intangibles	-	(25)
Proceeds from sales of marketable securities	-	804
Net cash provided by (used in) investing activities	(632)	(360)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	250	194
Payment of capital lease obligation	(76)	-
Net cash provided by (used in) financing activities	174	194

Increase/(decrease) in cash and cash equivalents	2,127	(1,656)

Effects of exchange rate changes on cash	(499)	(214)
Cash and cash equivalents at beginning of year	2,478	4,362
Cash and cash equivalents at end of quarter	$4,106	$2,492

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of September 30, 2007 and 2006, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2006.

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

Installation that is considered perfunctory includes any installation that can be performed by other parties, such as distributors, other vendors, or in most cases the customers themselves. This takes into account the complexity, skill, and training needed as well as customer expectations regarding installation. The revenue related to products requiring installation that is perfunctory is recognized at the time of shipment provided that persuasive evidence of an arrangement exists, shipment has occurred, the price is fixed or determinable, and collectibility is reasonably assured. We measure the standalone fair value of the product versus the service installation value component by the amount paid to independent representative service groups or the amount of additional discount given to independent distributors to provide the service installation.

We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period, which is typically one year. We establish a reserve for sales returns based on historical trends in product returns and estimates for new items. We have a stated return policy that customers can return standard products for any reason within 30 days after delivery, provided that the returned product is received in its original condition, including all packaging materials, for a refund of the price paid less a restocking charge of 30% of the total amount invoiced for the product returned, unless such restocking charge is waived in writing by Data I/O.

Data I/O’s software products are not normally sold separately from sales of programming systems. However, on those occasions where we sell software separately, we recognize revenue when a sales agreement exists, when delivery has occurred, when the fee is fixed or determinable, and when collection is probable.

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) and the Securities and Exchange Commission issued Staff Accounting Bulleting No. 107 (“SAB 107”) requiring the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, stock awards, and employee stock purchases, based on estimated fair values on the grant dates. The Company adopted SFAS 123(R) using the modified prospective method, which required the application of the accounting standard as of January 1, 2006. Total share-based compensation for the three and nine months ended September 30, 2007 was $63,000 and $216,000, respectively. Total share-based compensation for the three and nine months ended September 30, 2006 was $88,000 and $283,000, respectively.

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

The Company has incurred net operating losses. The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. There was $58,000 of unrecognized tax benefits related to uncertain tax positions as of January 1, and September 30, 2007. The Company expects the amount of the net deferred tax asset balance and full valuation allowance to increase in future periods if it incurs future net operating losses.

Tax years that remain open for examination include 2003, 2004, 2005, and 2006 in the United States of America. In addition, tax years from 1999 to 2002 may be subject to examination in the event that the Company utilizes the NOL’s or other carry forwards from those years in its current or future year tax return.

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

NOTE 2 - RECLASSIFICATIONS

Certain prior period balances may have been reclassified to conform to the presentation used in the current period.

NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

	Sept. 30, 2007	December 31, 2006
Raw material	$3,165	$2,990
Work-in-process	1,277	1,048
Finished goods	1,464	1,014
Inventories	$5,906	$5,052

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following components (in thousands):

	Sept. 30, 2007	December 31, 2006
Leasehold improvements	$421	$431
Equipment	8,907	8,941
	9,328	9,372
Less accumulated depreciation	7,126	6,520
Property and equipment - net	$2,202	$2,852

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

We continued our restructuring activities in view of the declining revenues and gross margins during the first and second quarters of 2007, to further improve our operating results and to improve the effectiveness of our sales and marketing organization and sales channels. During the first quarter of 2007, we recorded restructuring charges of approximately $200,000 primarily related to severance charges. During the second quarter of 2007, we recorded an additional $632,000 of restructuring charges. During the third quarter of 2007, we recorded a net expense reversal of $107,000 comprised of $54.000 of additional expense, primarily relating to facilities, and a reversal of $161,000 of previously accrued severance primarily due to certain employees who had been scheduled for termination had their termination notice rescinded. At September 30, 2007, $150,000 remains accrued and is expected to be paid out during mostly in the fourth quarter of 2007 with the balance in 2008.

An analysis of the restructuring is as follows (in thousands):

Description	Reserve Balance 12/31/06	Q1&Q2 2007 Expenses	Q1&Q2 Payments/ Write-offs	Reserve Balance 6/30/07	Q3 2007 Expenses	Q3 2007 Payments Write-offs	Reserve Balance 9/30/07
US Operations
Severance related	$2	416	310	108	-5	103	-
Other Costs	-	2	2	0	3	3	-
Foreign Operations
Severance related	-	363	86	277	-156	37	84
Facility & other costs	-	51	27	24	51	9	66
Total	$2	$832	$425	$409	$-107	$152	$150

NOTE 6 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

	Sept. 30,	December 31,
	2007	2006
Product warranty liability	$424	$467
Sales return reserve	145	135
Accrued rent	192	202
Other taxes	82	158
Other	457	232
Other accrued liabilities	$1,300	$1,194

The changes in Data I/O’s product warranty liability are as follows (in thousands):

Sept. 30, 2007

Liability, beginning balance	$467
Net expenses	574
Warranty claims	(574)
Accrual revisions	(43)
Liability, ending balance	$424

NOTE 7 – LONG-TERM DEBT

In 2006, the Company entered into a five year capital lease agreement in the amount of $591,145. The lease was used to fund new equipment and installation associated with our move to the new facility in 2006. The interest rate is 7.69%.

Scheduled maturities of the capital lease obligation for the years ending December 31 are as follows (in thousands):

2007	$35
2008	140
2009	140
2010	140
2011	106
Thereafter	-
Total minimum lease payments	561
Less: Amount representing interest	(79)
Present value of capital lease obligation	482
Current portion long-term debt	(117)
Non-current portion long-term debt	$365

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings per share:
Net income (loss)	$1,606	$47	($258)	($863)

Denominator:
Denominator for basic earnings per share -
weighted-average shares	8,613	8,437	8,555	8,413
Employee stock options	202	235	-	-
Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions of stock options	8,815	8,672	8,555	8,413

Total basic earnings (loss) per share	$0.19	$0.01	($0.03)	($0.10)
Total diluted earnings (loss) per share	$0.18	$0.01	($0.03)	($0.10)

The computation for the three months ended September 30, 2007 and 2006 excludes 471,236 and 665,341 options, respectively, to purchase common stock as their effect is anitdilutive. For the nine months ended September 30, 2007 and 2006, 1,038,029 and 1,155,261 options, respectively, were antidilutive.

NOTE 9 – SHARE-BASED COMPENSATION

The impact on our results of operations of recording share-based compensation for the three and nine month period ended September 30, 2007 and September 30, 2006 are as follows (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Cost of goods sold	$2	$6	$9	$19
Research and development	6	20	26	64
Selling, general and administrative	55	62	181	200
Total share-based compensation	$63	$88	$216	$283

Impact on net income (loss) per share:	$0.01	$0.01	($0.03)	($0.03)
Basic and diluted

The fair value of share-based awards for employee stock options is estimated using the Black-Scholes valuation model. The volatility and expected life of the option used in calculating the fair value of share-based awards excludes certain periods of historical data that we considered atypical and not likely or rare to occur in future periods.

NOTE 10 – COMPREHENSIVE INCOME (LOSS)

During the third quarter of 2007 and 2006 total comprehensive income (loss) was comprised of the following (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Net income (loss)	$1,606	$47	($258)	($863)
Foreign currency translation gain (loss)	131	(20)	232	191
Total comprehensive income gain (loss)	$1,737	$27	($26)	($672)

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

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by us are fair value hedges. Generally, these contracts have maturities less than one year and require us to exchange foreign currencies for U.S. dollars at maturity. At September 30, 2007, we had a notional value of approximately $716,387 in four foreign exchange contracts outstanding. We recorded the estimated loss in fair value as a non-operating expense and a liability of approximately $16,000. The Euro rates range from 1.3450 to 1.4156, all scheduled to be due within the next quarter and the value at that date of $716,921.

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

OVERVIEW

Our primary goal is to manage the business to achieve profitable operations, while developing and enhancing products to drive revenue and earnings growth. Our challenge continues to be operating in a seasonal, cyclical, and challenging industry environment, while positioning Data I/O to take advantage of any growth in capital spending. We saw a downturn in capital spending during the first six months of 2007, but have seen in the third quarter and expect to see a continued recovery in capital spending during the fourth quarter of 2007.

Following our losses during the first two quarters of 2006, we launched an initiative during the third quarter of 2006 to lower the quarterly revenue breakeven point to below $7 million, as it had increased to a calculated $7.6 million during the second quarter of 2006. During the first six months of 2007 as we experienced declining revenues and gross margins, we decided to take additional expense reductions to lower our expected quarterly revenue breakeven point to below $5.3 million when fully implemented this year.

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

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless, automotive, industrial controls and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts and to break into new markets, such as microcontrollers for the automotive market. We continue to address the effectiveness of our sales and marketing organization and sales channels. With the sales decline we experienced in the first half of 2007 in China, we recognized the need to diversify our customer base there and are taking steps to broaden our channels of distribution in China to reach a greater number of customers. This decision, made at the end of the first quarter, includes the elimination of some China direct selling expenses and increased the use of agents that have established relationships with the desired customers. We have also added additional Asian sales channel management to drive Asia sales and manage this important region. We believe this decision should help us more rapidly grow our business in China and convert some of our fixed selling expenses to variable. During the first quarter of 2007, we repositioned and made changes that are expected to result in more effectively supporting our customer centric application strategy for targeted segments. We continue our efforts to partner with the semiconductor manufacturers to better serve our mutual customers and members of Preferred Partnership Program. The Preferred Partnership Program formalizes our mutual support relationship and is designed to increase collaboration between the semi conductor vendor and Data I/O to better serve customers.

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

We continued our restructuring activities in view of the declining revenues and gross margins during the first and second quarters of 2007, to further improve our operating results and our effectiveness of the sales and marketing organization and sales channels. During the first quarter of 2007, we recorded restructuring charges of approximately $200,000 primarily related to severance charges. During the second quarter of 2007, we recorded an additional $632,000 of restructuring charges. These actions included reengineering some internal processes, integration of some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels. During the third quarter of 2007, we recorded a net expense reversal of $107,000 comprised of $54,000 of additional expense, primarily relating to facilities, and a reversal of $161,000 of previously accrued severance primarily due to certain employees who had been scheduled for termination had their termination notice rescinded. At September 30, 2007, $150,000 remains accrued and is expected to be paid out during mostly in the fourth quarter of 2007 with the balance in 2008.

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2006 and have not materially changed as of September 30, 2007.

Results of Operations

NET SALES

	Three Months Ended			Six Months Ended
Net sales by product line	Sept. 30, 2007	% Change	Sept. 30, 2006	Sept. 30, 2007	% Change	Sept. 30, 2006
Automated programming systems	$4,548	10.8%	$4,106	$11,411	(3.4%)	$11,813
Non-automated programming systems	2,735	0.1%	2,731	7,678	(10.7%)	8,600
Total programming systems	$7,283	6.5%	$6,837	$19,089	(6.5%)	$20,413

	Three Months Ended			Six Months Ended
Net sales by location	Sept. 30, 2007	% Change	Sept. 30, 2006	Sept. 30, 2007	% Change	Sept. 30, 2006
United States	$1,017	(19.3%)	$1,260	$3,598	(23.5%)	$4,703
% of total	14.0%		18.4%	18.8%		23.0%
International	$6,266	12.4%	$5,577	$15,491	(1.4%)	$15,710
% of total	86.0%		81.6%	81.2%		77.0%

The revenue increase for the third quarter of 2007 compared to the third quarter of 2006 relates primarily to higher sales in substantially all three areas including automated systems, non-automated systems, and aftermarket adapters. In particular, during the third quarter of 2007, sales of our ProLINE-RoadRunner increased by 196% over the third quarter of 2006. During the third quarter of 2006, we had strong sales to wireless handset manufactures and automotive electronics manufacturers. During the quarter we added a new automotive customer who purchased over $1 million of ProLINE-RoadRunner products. Additionally, sales were favorably impacted by a higher percentage of sales that were taken as direct sales versus indirect sales that include certain channel discounts. Orders booked during the third quarter of 2007 increased approximately 5.9% over the orders booked during the third quarter of 2006.

During the third quarter of 2007, sales in the United States decreased approximately 19% compared to the same period in 2006, reflecting what we believe to be a continued shift to international markets of manufacturing capacity related demand. International sales for the third quarter of 2007 increased by 12% compared to the same period in 2006, including an approximate increase of 46% in the Americas (excluding United States), increase of approximately 18% in Europe, offset in part by a 45% decrease in Asia, especially in China. During the first half of 2007, we eliminated some China direct selling expenses and increased the use of agents that have established relationships with the desired customers. We have added additional Asian sales channel management to drive Asia sales and manage this important region. We believe this decision should help us more rapidly grow our business in China. These actions have also converted some of our formerly fixed selling expenses to variable expenses in the second half of 2007.

During 2007, our development team delivered many additional FLX500 features and enhancements, as well as sales tools to help our sales force grow our business. During the third quarter of 2007, we shipped a new solution for duplicating Flash media using our FLX500 platform to the world’s largest handset manufacturer. We expect our new products to increase our revenues; however, partially offsetting this expected increase is the continued trend of declining sales of our older non-automated product lines.

For the first nine months of 2007 compared to the same period of 2006, total sales decreased by 6.5% reflecting a decrease in all areas except ProLINE-RoadRunner and FLX500 sales. Sales in Asia decreased by 41%, while sales in Europe and the Americas (including United States) increased 20% and 4%, respectively. The decrease in Asia, especially in China, relates to the decrease in sales to our wireless customer group for the first half of 2007.

GROSS MARGIN

	Three Months Ended		Nine Months Ended
(in thousands)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Gross Margin	$4,512	$3,768	$10,670	$10,922
Percentage of net sales	62.0%	55.1%	55.9%	53.5%

Gross margins during the third quarter of 2007 increased in both dollars and as a percentage of sales compared to the third quarter of 2006. The overall gross margin increase in dollars and as a percentage of sales was primarily due to the favorable product mix and the channel mix (higher selling prices received in our direct sales business) of approximately $964,000. In addition, we also had favorable manufacturing variances, in particular for labor and overhead, resulting from the volume of product builds and restructure related cost savings of approximately $131,000 during the third quarter of 2007. These favorable variances were offset by other less favorable or negative operations variances compared to the third quarter of 2006 of approximately $142,000.

For the nine months ended September 31, 2007 compared to the same period of 2006, the lower gross margin dollars relates to the lower year-to-date volume of revenue, however, the increase in year-to-date gross margin as a percentage of sales is due to the increase in average selling price and channel mix as mentioned above. For the nine months ended September 30, 2007, there were favorable manufacturing variances of approximately $543,000 offset by other less favorable or negative operations variances of approximately $471,000.

RESEARCH AND DEVELOPMENT

	Three Months Ended		Nine Months Ended
(in thousands)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Research and development	$1,036	$1,426	$3,693	$4,245
Percentage of net sales	14.2%	20.9%	19.3%	20.8%

Research and development (“R&D”) spending for the third quarter of 2007 compared to the third quarter of 2006 decreased by approximately $390,000 due to the decreased spending associated with the development of the FLX500 which launched in 2006. R&D also decreased due to the restructure and the re-engineering of internal processes. R&D as a percentage of net sales decreased due to the increase in sales for the third quarter of 2007. We expect that the spending in R&D should moderate as a percentage of sales with expected increases in revenues as the development of new platforms, such as the FLX500, are completed and the engineering focus moves from significant platform development to product and application enhancements and extensions as part of our application innovation focus.

R&D spending for the nine months ended September 30, 2007 compared to the same period of 2006 also decreased by approximately $552,000 due primarily to the same factors as those described for the third quarter of 2007.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended		Nine Months Ended
(in thousands)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Selling, general & administrative	$1,969	$2,229	$6,534	$7,494
Percentage of net sales	27.0%	32.6%	34.2%	36.7%

Selling, general and administrative (“SG&A”) expenses decreased approximately $260,000 for the third quarter of 2007 compared to the third quarter of 2006 due primarily to a decrease in net personnel of approximately $438,000 related to the 2006 and 2007 restructures and the increased use of vacation time taken during the third quarter. We also experienced decreased marketing costs of approximately $50,000 primarily associated with the 2006 FLX500 launch, as well as decreased facility costs of approximately $26,000 in connection with the Redmond move to a smaller facility in July 2006. Offsetting these decreased amounts was an increase of approximately $234,000 for channel expenses.

During the nine months ended September 30, 2007 compared with the same period in 2006, SG&A expense decreased approximately $960,000 due to the same factors as those described for the third quarter of 2007.

INTEREST

	Three Months Ended		Nine Months Ended
(in thousands)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Interest income	$19	$18	$70	$98
Interest expense	($8)	$ -	($28)	$ -

Interest income increased during the third quarter of 2007 compared to the same period in 2006 due to the increase in cash balance and increased amounts invested during the quarter. Interest income decreased for the nine months ended September 30, 2007 compared to the same period in 2006 due to the lower amounts invested during the first half of the year. Interest expense increased in the third quarter and the nine months of 2007 compared to the same periods in 2006 due to the equipment capital lease associated with the move to a new facility during the third quarter of 2006.

INCOME TAXES

	Three Months Ended		Nine Months Ended
(in thousands)	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Income tax expense (benefit)	($1)	($64)	$8	($9)

Tax benefit recorded for the third quarter and the expense for the nine months of 2007 resulted from foreign and state taxes. The tax effective rate differed from the statutory tax rate primarily due to the effect of valuation allowances and state taxes. Data I/O has a valuation allowance of $9,523,000 as of September 30, 2007. The beginning balances of our deferred tax assets and valuation allowance were reduced by $58,000 associated with the adoption of FIN 48 accounting for uncertain tax positions.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	Sept. 30, 2007	Change	June 30, 2007	Change	December 31, 2006
Working capital	$11,790	$2,156	$9,634	($1,121)	$10,755

At September 30, 2007, Data I/O’s principal sources of liquidity consisted of existing cash and cash equivalents. Our working capital increased by approximately $1.0 million from December 31, 2006 and our current ratio increased from 2.9 at December 31, 2006 to 3.1 at September 30, 2007.

Our cash and cash equivalents increased by approximately $1.6 million during the nine months ended September 30, 2007 primarily due to the cash received in operating activities totaling approximately $2.6 million. Cash provided by operations primarily included a $1.6 million decrease in accounts receivable as we collected all the past due amounts from a China distributor. At quarter end, accounts receivable still had one international distributor with a significant past due balance. Cash provided by operations also included a decrease of approximately $532,000 in accounts payable and accrued liabilities, offset by a $763,000 increase in inventory.

We used approximately $630,000 of cash in investing activities during the nine months ended September 30, 2007, representing purchases of property, plant and equipment. We expect that we will continue to make capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements throughout at least the next twelve months. Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

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

LONG-TERM DEBT

(in thousands)	Sept. 30, 2007	Change	June 30, 2007	Change	December. 31, 2006
Long-term debt	$365	($28)	$393	($53)	$446

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

For the nine months ended September 30, 2007 (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Capital lease obligation	$561	$140	$280	$141	-
Operating leases	3,559	1,140	1,857	562	-
Commitments to suppliers	631	631	-	-	-
Other purchase commitments	150	150	-	-	-

Total	$4,901	$2,061	$2,137	$703	$ -

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

At September 30, 2007, we have no marketable securities.

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

At September 30, 2007, we had a notional value of approximately $716,387 in four foreign exchange contracts outstanding. We recorded the estimated loss in fair value as a non-operating expense and a liability of approximately $16,000. The Euro rates range from 1.3450 to 1.4156, all scheduled to be due within the next quarter and the value at that date of $716,921.

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

Our restructuring actions decreased the number of personnel and reallocated tasks. We did not change our internal controls, however, these restructure actions may have an impact on our internal controls’ operation which we will continue to monitor and evaluate.

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

10.27	Amended and Restated 2000 Stock Compensation Incentive Plan dated May 24, 2006 (Incorporated by reference to Data I/O’s 2006 Proxy Statement dated April 6, 2006).

10.28	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.28 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.29	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.29 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

31	Certification – Section 302:
31.1	Chief Executive Officer Certification	24
31.2	Chief Financial Officer Certification	25

32	Certification – Section 906:
32.1	Chief Executive Officer Certification	26
32.2	Chief Financial Officer Certification	27

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATA I/O CORPORATION
(REGISTRANT)
DATED:	November 9, 2007

By: //S//Joel S. Hatlen
Joel S. Hatlen
Vice President - Finance
Chief Financial Officer
Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

By: //S//Frederick R. Hume
Frederick R. Hume
President
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

Exhibit 31.1

Section 302 Certification

I, Frederick R. Hume, certify that:

1.	I have reviewed this report on Form 10-Q of Data I/O Corporation;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

November 9, 2007	/s/ FREDERICK R. HUME
Frederick R. Hume
President and Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

Section 302 Certification

I, Joel S. Hatlen, certify that:

1.	I have reviewed this report on Form 10-Q of Data I/O Corporation;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

November 9, 2007	/s/ JOEL S. HATLEN
Joel S. Hatlen
Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  /s/ Frederick R. Hume

Frederick R. Hume

Chief Executive Officer

(Principal Executive Officer)

November 9, 2007

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly Report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

November 9, 2007

