Form 10-K
period 2007-12-31
DATA I/O CORP
filed 2008-03-31
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number. 0-10394

DATA I/O CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation)	91-0864123 (I.R.S. Employer Identification No.)

6464 185th Ave NE, Suite 101, Redmond, Washington, 98052
(425) 881-6444

(Address, including zip code, of registrant’s principle executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock (No Par Value)	Name of each exchange on which registered Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007:  $28,660,807

Shares of Common Stock, no par value, outstanding as of March 20, 2008:  8,786,211

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its May 19, 2008 Annual Meeting of Shareholders are
incorporated into Part III of this Annual Report on Form 10-K.

DATA  I/O CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2007

INDEX

Part I	Page

Item 1.	Business	1

Item 1A.	Risk Factors	9

Item 1B.	Unresolved Staff Comments	14

Item 2.	Properties	14

Item 3.	Legal Proceedings	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15

Item 6.	Selected Financial Data	15

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 8.	Financial Statements and Supplementary Data	23

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	44

Item 9A.	Controls and Procedures	44

Item 9B.	Other Information	44

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	44

Item 11.	Executive Compensation	45

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	45

Item 13.	Certain Relationships and Related Transactions and Director Independence	45

Item 14.	Principal Accounting Fees and Services	46

Part IV

Item 15.	Exhibits, Financial Statement Schedules	46
Signatures		51

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

General

Data I/O Corporation (“Data I/O”) designs, manufactures, and sells programming systems used by designers and manufacturers of electronic products. Our programming system products are used to program integrated circuits (“ICs” or “devices” or “semiconductors”) so that the ICs will function as desired in the customer’s electronic product. They are an important tool for the electronics industry experiencing growing use of programmable ICs. Data I/O markets and distributes our programming systems worldwide, and is the global leader in this market. Data I/O was incorporated in the State of Washington in 1969 and its business was founded in 1972.

Data I/O Mission.Data I/O’s mission is to design and deliver innovative customer-focused programming solutions, which enable customers to manage their firmware supply chain, protect their intellectual property, get their products to market faster, and reduce costs in their process. We align our products and services to make programming easy, delight our customers and satisfy their whole product needs.

Helping Customers Manage their Firmware Supply Chain.Much of the innovation and competitive advantage of today’s electronic products comes from the software buried inside the product, which is commonly referred to as “firmware.” Companies use firmware to differentiate their products from their competitors’ products, constantly writing new code to add features. This allows them to build multiple models with identical hardware and many versions of firmware, all on one production line. Any improvement in production efficiency boosts the profitability of all products on that line. Many original equipment manufacturers (“OEMs”) now outsource production to specialists in electronic manufacturing services (“EMS”) to maximize the profit impact from highly efficient production. The challenges of managing the firmware supply chain remain, however, and can even increase with this additional interface. Our systems allow our customers – both OEM and EMS companies – to build products with the exact firmware features that consumers specify, virtually real-time with the latest software release. We help our customers eliminate inventory risks, delays, rework, and lost market opportunities while enabling them to better serve their customers.

Connected Strategy. There are many providers of device programming tools on the market today. However, experienced design, test and manufacturing engineering teams need a comprehensive approach to process management that will assure the integrity of the product data files from design through manufacturing, assuring that the production line builds the product in the most cost-effective way, precisely as designed. Data I/O solutions provide a consistent device programming methodology from design through prototype and new product introduction and finally in the high volume manufacturing phase. We call this approach the “Connected Strategy”. Data I/O’s Connected Strategy leverages network capable products to easily move the customer’s intellectual property securely up and down the supply chain.

Application Innovation Strategy. Because there are many providers of device programming tools, programming technology is now widely available and is even being provided directly to customers by the semiconductor firms. Activities that provided the profit in the past such as the sale of generic programming equipment and adapters are threatened by many readily available alternatives. For this reason, we have introduced our new applications innovation strategy. This strategy provides complete solutions to target customer’s business problems. These solutions will focus more on customer applications than what are products have in the past. These solutions will have a larger software element, may involve third-party components, and in many cases, will be developed to address a specific customer’s requirements. We believe by adding these features to our strategic product platforms, we will be able to set ourselves apart from other product suppliers and elevate our relationship with our customers to a partner level.

Business Restructuring. During 2005, we took restructuring related charges of $96,000 primarily related to severance and completing actions that had been started in the second half of 2004. This aligned management operations with the changes made in 2004 to control costs in North America and Europe and the need to build staff serving China and Eastern Europe.

During the second half of 2006, as part of our additional effort to reduce expenses, we incurred restructuring charges of approximately $152,000 in the third quarter and $39,000 in the fourth quarter of 2006. The restructuring charges are primarily related to severance charges incurred at our Redmond, Germany and China offices. In view of our declining margins and operating results during the first and second quarters of 2006, actions were taken to reduce expenses and improve margins.

We continued our restructuring activities during the first and second quarters of 2007, to further improve our operating results and the effectiveness of our sales and marketing organization and sales channels. During the first quarter of 2007, we recorded restructuring charges of approximately $200,000 primarily related to severance charges. During the second quarter of 2007, we recorded an additional $632,000 of restructuring charges. These actions included re-engineering some internal processes, integrating some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels. During the third quarter of 2007, we recorded a net expense reversal of $107,000 comprised of $54,000 of additional expense, primarily relating to facilities, and a reversal of $161,000 of previously accrued severance primarily because certain employees who had been scheduled for termination had their termination notice rescinded. At December 31, 2007, $8,000 remains accrued and is expected to be paid out during the first quarter of 2008.

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

In portable electronics products, shrinking form factors are driving the shrinkage of device packages. Manual programming and handling of these tiny packages is increasingly impractical due to quality issues. This trend toward small packages should drive demand for Data I/O’s automated programming systems.

Applications targeted for these tiny devices include automotive, consumer appliances, remote controls, medical devices, portable/personal electronics, PC peripherals, hand-held and wearable PCs, GPS systems, telecommunications including phones and pagers, security alarms and sensors.

TaskLink® for Windows provides a universal job set-up tool that intuitively guides users in preparing product data files for programming. TaskLink is also a key element of our Connected Strategy. Leveraging network connectivity, Data I/O’s TaskLink provides monitoring and control over programming systems anywhere on the network – providing global companies with greater visibility and control over remote production lines or contract manufacturing processes. In late 2006, Data I/O provided a number of application specific software products and related hardware that were developed in response to customer requirements. The value of our application-software further differentiates Data I/O from other providers.

Automated Programming Solutions

Data I/O provides our manufacturing and programming center customers with automated programming systems solutions that include robotic handlers, a variety of programmers, input and output media handling (such as tray stackers, tubes, loaders or taping), and marking solutions. Our ProLINE-RoadRunner™ is a unique in-line programming system with programming speed capability, which approaches the speed at which Flash devices can currently accept data. Many of our customers need to program Flash and microcontroller devices in large quantities and very quickly. ProLINE-RoadRunner mounts directly on the assembly machine in the production line (Siemens, Fuji, Universal, Panasonic and Assembleon machines) and delivers programmed parts from reels of blank devices to the production line in a just-in-time fashion. Our ProLINE-RoadRunner eliminates production bottlenecks associated with high-density Flash and microcontroller devices, allowing last minute firmware changes and eliminating programmed part inventories, ultimately streamlining and reducing the customer’s production and process costs. ProLINE-RoadRunner enables customers to implement lean processes and is a key element in Data I/O’s Connected Strategy, allowing customers and partners to more effectively manage their firmware supply chain. ProLINE-RoadRunner currently retails from $74,750 to $130,950, depending on programming capability.

Data I/O’s PS family of automated programming solutions offers highly flexible solutions for off-line batch programming. Data I/O can configure PS systems to support not only Flash devices, but also a wide variety of other devices, such as microcontrollers. These systems provide a number of marking, labeling, and input/output options. Most importantly, customers can make changeovers extremely fast. This feature allows the customer to rapidly respond to diverse demands with very little downtime. Customers can optimize the PS family systems for any job to maximize throughput and, when combined with fast changeover times and high reliability, provide the highest levels of output during a production shift. Our PS588 integrates the same FlashCORE programmer we use in our PS288, PS300 FlashCORE, ProLINE-RoadRunner and FlashPAK™ and builds on our Connected Strategy and common architecture. The PS588 significantly improves throughput and lowers the cost per programmed part. The PS family products range in price from approximately $153,200 to $498,000.

Data I/O’s automated solutions also include the FLX500, our desktop automated programming and handling system. The FLX500 sets a new standard in the user experience for automation programming systems. Its graphical user interface eliminates the issue of language usage for the operator. It was designed for “plug and play” operation and is based on a highly modular architectural design. The FLX500 significantly reduces the entry point for users seeking the benefits of automation without the previously assumed need for high volume part consumption. The FLX500 family ranges in price from approximately $76,000 to $92,000.

During the fourth quarter of 2007, the Company introduced the Flash Media Duplicator (FLX-FMD). The Flash Media Duplicator is a solution designed to support flash media that uses the SD and MMC file formats for managed NAND, including small format portable media cards, as well as BGA package versions of this technology. Flash Media Duplicator is for OEM users of flash media, either in embedded applications or for duplication of in-box flash cards. The FLX-FMD ranges in price from approximately $79,000 to $110,000.

Non-Automated Programming Systems

Our line of non-automated programming systems provides solutions for both engineering and low to medium-volume manufacturing customers. Non-automated programming systems require a user to physically handle the devices being programmed. These types of programmers are also sometimes referred to as “manual” or “desktop” programmers. We have three families of non-automated programmers: Sprint, UniSystem and FlashPAK.

Engineering customers typically use single-site programming systems during the prototype phase of a new design, and may purchase inexpensive systems for limited volume device needs or more expensive systems to support more complex devices or a large variety of device packages. Single-site programming systems can perform programming on only one programmable device at a time.

Data I/O offers refurbished universal single socket manual programming solutions through our UniSystem family of programming systems. Our UniSite and 3980xpi programming systems offer the highest levels of signal integrity, which ensure the highest programming standards. Popular in military, aerospace, telecommunications and other mission critical applications, the systems range from approximately $7,795 to $24,000.

For more cost constrained or higher volume applications, the Sprint family of products offers excellent value for the money and versatility. The Sprint Quad and Octal programming systems offer 4 and 8 socket universal programming configurations for higher volume applications. The Sprint family of products range in price from under $1,000 to $20,000 for the multiple socket solutions.

Our highest volume manual programmer, the FlashPAK, leverages the high-speed proprietary FlashCORE programming technology in the ProLINE-RoadRunner system. We believe FlashPAK, starting at approximately $8,700, is the world’s fastest programming architecture, limited today only by the speed at which Flash devices can accept data. FlashPAK is another key element of Data I/O’s connected strategy, providing OEMs and new product introduction facilities with a high performance Flash programming system that can be used to validate designs before moving down the firmware supply chain. For manufacturing applications, the FlashPAK, a high speed, multi-socket, small footprint desktop solution, provides manual programming operations with the highest level of flexibility at the lowest cost per part. Manufacturers that use manual programming because of lower labor costs in areas like Asia find FlashPAK an attractive solution.

Data I/O supports and completes our product offering with a full range of software and device update products and worldwide service and repair capability.

Customers

Data I/O sells our products to customers worldwide in a broad range of industries, including wireless handset manufacturers and other telecommunication companies, consumer electronics, computers, test and measurement, medical, automotive electronics, transportation, military, aerospace, electronic contract manufacturing, programming centers, and semiconductors. Our principal customers include Elcoteq, Temic Automotive of North America, Research In Motion, Motorola, and BenQ / (Siemens). Our customers either design and/or manufacture electronic products that incorporate programmable devices or provide device programming services. During 2007, we sold products to over 1,200 customers throughout the world. During 2007, there were no customers that accounted for more than 10% of our 2007 net sales. In 2006, there was one customer, Bright Faith Global Limited (our sales agents in China), that represented approximately 10.6% of our 2006 net sales. In 2005, there were no customers that accounted for more than 10% of our 2005 net sales. In 2007 there were no customers that represented 10% or more of our total consolidated accounts receivable balance as of December 31, 2007. In 2006, there were three customers two of which were distributors that represented 10.1%, 10.2% and 12.0% of our total consolidated accounts receivable balance at December 31, 2006, respectively, and there were no customers that represented 10% or more of our total consolidated accounts receivable balance at December 31, 2005.

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

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives, and a direct telesales organization. Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by Data I/O. Net sales in the United States for 2007, 2006, and 2005 were $4,925,000, $6,407,000, and $6,386,000, respectively.

Foreign Sales

Foreign sales represented approximately 82%, 78%, and 78%, of net sales of our programming systems in 2007, 2006, and 2005, respectively (see Note 15of “Notes to Consolidated Financial Statements”). We make foreign sales through our wholly-owned subsidiaries in Germany, China, Brazil and Canada, as well as through independent distributors and sales representatives located in 35 other countries. Our independent foreign distributors purchase Data I/O products in U.S. Dollars for resale and we recognize the sale at the time of shipment to the distributor. As with U.S. sales representatives, sales made by international sales representatives are on an agency basis with shipments made directly to the customer by us.

Net foreign sales for 2007, 2006, and 2005 were $21,827,000, $22,386,000, and $21,935,000, respectively. We determine total foreign sales by the international geographic area into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers. Foreign sales do not include transfers between Data I/O and our foreign subsidiaries. Export sales are subject to U.S. Department of Commerce regulations. We have not, however, experienced difficulties to date as a result of these requirements.

Fluctuating exchange rates and other factors beyond our control, such as international monetary stability, tariff and trade policies, and U.S. and foreign tax and economic policies, affect the level and profitability of foreign sales. We cannot predict the effect of such factors on our business.

Competition

The competition in the programming systems market is highly fragmented with a large number of smaller organizations offering inexpensive solutions. While we are not aware of any published industry market information covering the programming systems market, according to our inside analysis, we estimate that the total number of programming systems sold during 2007 was similar to 2006 and 2005 where we determined the total sales to have been approximately $110 million, with Data I/O capturing an estimated 27 - 30% of the global market.

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

Therefore, addressing customers’ process needs is critical to increasing the opportunity for programming solutions beyond the current amount in this market niche. We estimate that customers are spending between $2.0 billion to $2.5 billion a year on programming memory, microcontroller and logic devices and much of this programming is achieved through the use of the customers’ test equipment offered by companies like Agilent and Teradyne or homegrown solutions for specific markets like automotive. The main competitive solution in the programmable market is, therefore, the in-house solution, and the opportunity exists to substitute customers’ solutions with more economical and more easily maintainable solutions to solve the problems, which traditional programmers do not address. Boundary scan tools also fall into this category, although still a small market with a number of small companies participating who principally focus on test solutions. Our ImageWriter is a platform for application development for on board or in system programming.

Manufacturing, Raw Materials, and Backlog

Data I/O performs primarily assembly and testing of our products at our principal facility in Redmond, Washington and we outsource our circuit board manufacturing and fabrication. We use a combination of standard components, proprietary custom ICs and fabricated parts manufactured to Data I/O specifications. Two significant outside suppliers of Data I/O proprietary products are located in Germany. Haberer Electronic manufactures our Sprint non-automated programming systems and Yamaichi manufactures specialty sockets. Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer subassemblies, custom ICs, hybrid circuits and connectors, are purchased from single sources. In late 2006, we began to transfer a portion of our FlashCORE adapter production to China and expect to continue this transfer during 2007. We believe that additional sources can be developed for present single-source components without significant difficulties in obtaining supplies. We cannot be sure that single-source components will always continue to be readily available. If we cannot develop alternative sources for these components, or if we experience deterioration in relationships with these suppliers, there may be delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty, except for contracts calling for custom configuration. To date, such cancellations have not had a material effect on our sales volume. To meet customers’ delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders. Most orders are scheduled for delivery within 1 to 60 days after receipt of the order. Our backlog of pending orders was approximately $2.1 million, $2.2 million, and $1.2 million as of December 31, 2007, 2006, and 2005, respectively. The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

Research and Development

Data I/O believes that continued investment in research and development is critical to our future success. We continue to develop new technologies and products and enhance existing products. Future growth is to a large extent dependent upon the timely development and introduction of new products, as well as the development of algorithms to support the latest programmable devices. We are currently focusing our research and development efforts on strategic growth markets, namely new programming technology and automated handling systems for the manufacturing environment, including new programmer technologies, support for the latest FLASH memories and microcontrollers, additional platforms and improvements for ProLINE-RoadRunner, and enhancements for the FLX500. We continue to also focus on increasing our capacity and responsiveness for new device support requests from customers and programmable IC manufacturers by revising and enhancing our internal processes and tools. During this past year, our research and development resulted in our newest product: FLX-FMD.

During 2007, 2006, and 2005, we made expenditures for research and development of $4,716,000, $5,577,000, and $5,286,000, respectively, representing 17.6%, 19.4%, and 18.7%, of net sales, respectively. Research and development costs are expensed as incurred.

Patents, Copyrights, Trademarks, and Licenses

Intellectual property rights applicable to various Data I/O products include patents, copyrights, trade secrets and trademarks. Data I/O also relies on patents, copyrights, trade secrets and trademarks to protect our intellectual property, as well as product development and marketing skill, to establish and protect our market position. We have continued to add new patents to our patent portfolio over the past few years as we developed strategic technologies like the FLX500 that are critical to our Connected Strategy.

In November 2007 we signed an agreement and subsequently in March 2008 closed the sale of selected patents and patent applications to Leannoux Properties AG L.L.C. for net proceeds of approximately $3.3 million and expect to report a net gain of approximately $2.1 million, subject to customary closing conditions.  The proposed patents and patent applications to be sold relate primarily to technology used in Data I/O Corporation’s Proline RoadRunner product line.  Data I/O will retain a non-exclusive, royalty-free license to use the technology covered by these patents and applications. Additional payments are due to Data I/O Corporation upon license or transfer of the proposed patents and patent applications to certain third parties. However Data I/O Corporation does not currently anticipate receiving any such payments.

Most of the patents to be sold relate to technology that the company has been practicing for a number of years. It monetizes the value of these patents, avoids future annual maintenance and patent defense expenses, and allows Data I/O royalty-free use of these patents.  The sale does not include technology related to the firm’s most recent development programs.

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

Employees

As of December 31, 2007, we had a total of 97 employees, of which 35 were located outside the U.S. and 5 of which are part time. We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand. Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry. None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable. In foreign countries we have employment agreements or, in China, the Shanghai Foreign Services Co., Ltd. (“FSCO”) labor agreement.

Environmental Compliance

Our facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment. Compliance with environmental laws has not had, nor is it expected to have, a material effect on our capital expenditures, financial position, results of operations or competitive position. However, see Item 3, Legal Proceedings, regarding the Rowley Properties, Inc. claim.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 20, 2008:

Name	Age	Position

Frederick R. Hume	65	President and Chief Executive Officer

Joel S. Hatlen	49	Vice President, Finance Chief Financial Officer Secretary and Treasurer

Harald A. Weigelt	48	Vice President, Worldwide Sales And Support

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

RISK FACTORS

Delays in development, introduction and shipment of new products or services may result in a decline in sales.

Data I/O develops new engineering and automated programming systems and services. Significant technological, supplier, manufacturing or other problems may delay the development, introduction or production of these products or services.

For example, we may encounter these problems:

•	technical problems in the development of a new programming system platform or the robotics for new automated handing systems
•	inability to hire qualified personnel
•	delays or failures to perform by third parties involved in our development projects
•	development of new services that are not accepted by the market

Delays in the development, completion and shipment of new products or services, or failure of customers to accept new products, may result in a decline in sales.

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

Other factors, which may cause our quarterly operating results to fluctuate, include:

•	increased competition
•	timing of new product announcements
•	product or service releases and pricing changes by us or our competitors

•	market acceptance or delays in the introduction of new products or services
•	production constraints
•	quality issues
•	labor or material shortages
•	the timing of significant orders
•	the sales channel mix of direct vs. indirect distribution
•	war or terrorism
•	health issues (such as SARS)
•	customers’ budgets
•	adverse movements in exchange rates, interest rates or tax rates
•	cyclical nature of demand for our customers’ products
•	general economic conditions in the countries where we sell products
•	expenses and obtaining authorizations in setting up new operations or locations

Due to all of the foregoing factors, it is possible that in some future quarters, our operating results will be below expectations of analysts and investors.

Failure to adapt to technology trends in our industry may hinder our competitiveness and financial results.

Product and service technology in Data I/O’s industry evolves rapidly, making timely product innovation essential to success in the marketplace. Introducing products and services with improved technologies or features may render our existing products obsolete and unmarketable. Technological advances that may negatively impact our business include:

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

If we cannot develop products or services in a timely manner in response to industry changes, or if our products or services do not perform well, our business and financial condition may be adversely affected. Also, our new products or services may contain defects or errors that give rise to product liability claims against us or cause our products to fail to gain market acceptance. Our future success depends on our ability to successfully compete with other technology firms in attracting and retaining key technical personnel.

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

International sales represented 82% and 78% of our net revenue for the fiscal year ended December 31, 2007 and December 31, 2006, respectively. We expect that international sales will continue to be a significant portion of our net revenue. International sales may fluctuate due to various factors, including:

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

The European Community and European Free Trade Association (“EU”) has established certain electronic emission and product safety requirements (“CE”). Although our products currently meet these requirements, failure to obtain either a CEcertification or a waiver for any product may prevent us from marketing that product in Europe. The EU also has directives concerning the Reduction of Hazardous Substances (“RoHS”) from which Data I/O is relying on an exemption for test and measurement companies. China is implementing similar requirements. Failure to meet applicable directives or qualifying exemption may prevent us from marketing certain products in Europe or other territories with similar requirements.

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

As a public company, we are subject to numerous governmental and stock exchange requirements, with which we believe we are in compliance. The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet by the required deadlines or we may fall out of compliance with, such as the internal controls auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not yet required to comply as we are not an accelerated filer. Data I/O assumes it will continue to have the status of a non-accelerated filer based on the aggregate market value of the voting and non-voting shares held as of June 30, 2007. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. We may also incur additional costs in order to comply with Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. Our failure to meet regulatory requirements and exchange listing standards may result in actions such as the delisting of our stock impacting our stock’s liquidity; SEC enforcement actions; and securities claims and litigation.

Our stock price may be volatile and, as a result, you may lose some or all of your investment.

The stock prices of technology companies tend to fluctuate significantly. We believe factors such as announcements of new products or services by us or our competitors and quarterly variations in financial results may cause the market price of Data I/O’s Common Stock to fluctuate substantially. In addition, overall volatility in the stock market, particularly in the technology company sector, is often unrelated to the operating performance of companies. If these market fluctuations continue in the future, they may adversely affect the price of Data I/O’s Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On February 28, 2006, Data I/O entered into a termination agreement for the Redmond headquarters facility lease and entered into a five year lease agreement for a 40,000 square foot office space also located in Redmond, Washington. The lease commenced and the move occurred during the third quarter of 2006. The lease base annual rental payments during 2007 were approximately $520,000. The new lease requires base annual rental payments of approximately $560,000 for 2008. See Note 9 of “Notes to Consolidated Financial Statements.” We also entered into a new lease agreement during the second quarter of 2006 for our offices in Shanghai, China. During the fourth quarter of 2007, Data I/O terminated the leases for two China sales offices and moved to a new location for one, as a result of the restructure actions to lower costs.

In addition to the Redmond facility, approximately 14,000 square feet is leased at four foreign locations, including our German sales, service and engineering operations located in Munich, Germany, and two sales, service, and engineering offices located in China.

Item 3. Legal Proceedings

As of December 31, 2007, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

However, on January 22, 2008, our former landlord, (now known as Rowley Properties, Inc.), filed a Complaint in the Superior Court of Washington for King County (No. 08-2-03518-2 SEA) against Data I/O, Robert/Barbara Hiester and Steven/Jane Doe Hiester. The claims against Data I/O include breach of agreement, waste, and an environmental remediation claim for contribution under RCW 70.105D.080. No claim amount is specified in the Complaint. The claims relate to a former circuit board fabrication business that Data I/O operated from 1978 to October 1988. We sold that business to Circuit Partners whose officers and principal shareholders were Robert and Barbara Heister. As stated in Data I/O’s 1988 10-K: “An environmental and regulatory compliance audit was performed prior to the sale, per the guidelines of the Comprehensive Environmental Response Compensation and Liability Ace (“Cercla/Superfund”) Section 107. Audit results indicated no heavy metals or volatile organics in excess of existing or proposed Washington State or federal remedial action levels.” We are in the very early stages of investigating and responding to this claim and have engaged counsel to represent us on this matter. We filed an Answer to the Complaint on March 12, 2008. At this time, we are not able to determine the probable outcome of this legal proceeding or if it will have an adverse effect on the results of operations or financial position of Data I/O. We intend to defend this claim vigorously and are in the process of determining the insurance coverage for this claim.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of shareholders of Data I/O during the fourth quarter of the fiscal year ended

December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows, for the periods indicated, the high and low price information for Data I/O’s Common Stock as reported by the NASDAQ Capital Market (NASDAQ symbol is DAIO).

	Period	High	Low

2007	Fourth Quarter	$6.74	$3.97
	Third Quarter	3.71	3.12
	Second Quarter	4.41	3.22
	First Quarter	4.09	3.52

2006	Fourth Quarter	$3.85	$3.10
	Third Quarter	3.75	2.95
	Second Quarter	4.63	2.90
	First Quarter	5.20	3.85

The approximate number of shareholders of record as of March 20, 2008 was 648.

Except for a special cash dividend of $4.15 per share paid on March 8, 1989, Data I/O has not paid cash dividends on our Common Stock and does not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by Data I/O during the periods ended December 31, 2007, December 31, 2006 and December 31, 2005.

See Item 12 for the Equity Compensation Plan Information.

SHARE REPURCHASE PROGRAM

Under a previously announced share repurchase program, Data I/O is authorized to repurchase up to 1,123,800 shares of our outstanding Common Stock. We may execute these purchases through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and we may commence or discontinue at any time. As of December 31, 2007, Data I/O has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. Data I/O has not repurchased shares under this plan since the second quarter of 1997, although it still has the authority to do so.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking. In particular, statements herein regarding industry prospects and trends; future results of operations or financial position; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products or services; development, introduction and shipment of new products or services; establishing foreign operations; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Data I/O is under no duty to update any of these forward-looking statements after the date of this Annual Report. The Reader should not place undue reliance on these forward-looking statements. The following discussions and the section entitled “Risk Factors – Cautionary Factors That May Affect Future Results” describes some, but not all, of the factors that could cause these differences.

OVERVIEW

We continued to focus on our primary goal of managing the business to achieve profitable operations, while developing, launching and enhancing products to drive revenue and earnings growth. Our challenge continues to be operating in a cyclical and challenging industry environment. We saw a downturn in capital spending during the first six months of 2007, but saw a recovery in capital spending during the second half of 2007. We anticipate that demand for programming capacity may continue to improve in 2008, in part based on third party forecasted increased 2008 capacity for certain manufacturing segments, and market growth for the flash market, and the for certain target customer segments. Tempering this view is the current economic uncertainty regarding forecast business in certain geographic and customer segments.

Following our losses during the first two quarters of 2006, we launched an initiative during the third quarter of 2006 to lower the quarterly revenue breakeven point to below $7 million, as it had increased to a calculated $7.6 million for the second quarter of 2006. We again experienced losses during the first half of 2007 with declining revenues and gross margins and, as such, we decided to take additional expense reductions to lower our expected quarterly revenue breakeven point to below $5.3 million when fully implemented during 2007. During the fourth quarter of 2007, we successfully completed these actions consisting of a combination of margin improvements and expense reductions. We have taken actions to improve the effectiveness of our sales and marketing organization. We have reduced expenses by reducing personnel costs, re-engineering some internal processes, and transferring some activities to our lower cost base of operations in China.

We are continuing our efforts to balance increasing costs and strategic investments in our business with the level of demand and mix of business we expect. We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, and automated programming systems for the manufacturing environment, particularly the new FLX500 desktop automated programming system, and extending the capabilities and support for our FLX500, FlashCORE architecture, and the ProLINE-RoadRunner and PS families. We have also introduced our new applications innovation strategy. This strategy provides complete solutions to target customer’s business problems. These solutions will expand beyond what we have considered as products in the past. These solutions will have a larger software element, may involve third-party components, and in many cases, will be developed to address a specific customer’s requirements. We believe by adding these features to our strategic product platforms, we will be able to set ourselves apart from other product suppliers and elevate our relationships with our customers to a partner level.

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless, automotive, industrial controls and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts and break into new areas, such as microcontrollers for the automotive market. We have expanded our China operations during 2006 to take advantage of the growth of manufacturing in China. We continue to address the effectiveness of our sales and marketing organization and sales channels. With the sales decline we experienced in the first half of 2007 in China, we recognized the need to diversify our customer base there and are taking steps to broaden our channels of distribution in China to reach a greater number of customers. This decision, made at the end of the first quarter of 2007, includes eliminating some China direct selling expenses and increasing the use of agents that have established relationships with the desired customers. We have also added additional Asian sales channel management to drive Asia sales and manage this important region. We believe this decision should help us more rapidly grow our business in China and convert some of our fixed selling expenses to variable. During the first quarter of 2007, we repositioned and made changes that are expected to result in more effectively supporting our customer-centric application strategy for targeted segments. We continue our efforts to partner with the semiconductor manufacturers to better serve our mutual customers and members of the Preferred Partnership Program. The Preferred Partnership Program formalizes our mutual support relationship and is designed to increase collaboration between the semiconductor vendor and Data I/O to better serve our customers.

On March 18, 2008, the Company completed the sale of selected patents and patent applications to Leannoux Properties AG L.L.C.  Net proceeds were approximately $3.3 million, with a net gain of approximately $2.1 million.

BUSINESS RESTRUCTURING PROGRESS

During the second half of 2006, as part of our additional effort to reduce expenses, we incurred restructuring charges of approximately $152,000 in the third quarter and $39,000 in the fourth quarter of 2006. The restructuring charges are primarily related to severance charges incurred at our Redmond, Germany and China offices. In view of our declining margins and operating results during the first and second quarters of 2006, actions were taken to reduce expenses and improve margins.

We continued our restructuring activities during the first and second quarters of 2007, to further improve our operating results and the effectiveness of our sales and marketing organization and sales channels. During the first quarter of 2007, we recorded restructuring charges of approximately $200,000 primarily related to severance charges. During the second quarter of 2007, we recorded an additional $632,000 of restructuring charges. These actions included re-engineering some internal processes, integrating some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels. During the third quarter of 2007, we recorded a net expense reversal of $107,000 comprised of $54,000 of additional expense, primarily relating to facilities, and a reversal of $161,000 of previously accrued severance primarily because certain employees who had been scheduled for termination had their termination notice rescinded. At December 31, 2007, $8,000 remains accrued and is expected to be paid out during the first quarter of 2008.

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

Data I/O believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition: Sales of Data I/O’s semiconductor programming equipment requiring installation by us that is other than perfunctory were previously recorded when installation was complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. Beginning in the third quarter of 2005, Data I/O began recognizing revenue for these products at the time of shipment. We began recognizing revenue at the time of shipment after we determined that our automated products have reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be considered a separate element. These systems are standard products with published product specifications and are configurable with standard options. The evidence that these systems could be accepted was based upon having standardized factory production of the units, results from batteries of tests of product performance to our published specifications, quality inspections and installation standardization, as well as past product operation validation with customer and the history provided by our installed base of products upon which the current versions were based. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements pursuant to EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” and recognize revenue when the criteria for revenue recognition have been met for each element according to SAB 104, “Revenue Recognition.” The amount of revenue recognized is affected by our judgments as to the collectibility of the transaction or whether an arrangement includes multiple elements and if so, whether specific objective evidence of fair value exists for those elements. The measure of standalone fair value of the product versus the service installation value component is determined by the amount Data I/O pays to independent representative service groups or the amount of additional discount given to independent distributors, to provide the service installation. Changes to the elements in an arrangement and the ability to establish specific objective evidence for those elements could affect the timing of the revenue recognition. These conditions could be subjective and actual results could vary from the estimated outcome.

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

We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period, which is typically one year. We establish a reserve for sales returns based on historical trends in product returns and estimates for new items. Data I/O has a stated return policy that customers can return standard products for any reason within 30 days after delivery provided that the returned product is received in its original condition, including all packaging materials, for a refund of the price paid less a restocking charge of 30% of the total amount invoiced for the product returned, unless such restocking charge is waived in writing by Data I/O. In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists,” provisions for revenue recognition, the price is fixed or determinable at the date of the sale. The buyer has paid or is obligated to pay and the obligation is not contingent on resale of the product. The buyer’s obligation would not be changed in the event of theft, physical destruction or damage to the product. The buyer acquiring the product for resale has economic substance apart from Data I/O. We do not have significant obligations for future performance to directly bring about the resale of the product by the buyer. The change in the sales allowance for returns from 2004 to 2006 relate to the history and experience of decreasing actual returns, despite increased sales, which is attributed to the business shifting to more automated products for which returns are rare, as well as quality initiatives that raised our initial delivery quality and our products maturing and gaining acceptance and a larger installed base in the market.

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

Share-based Compensation: We accounted for share-based awards made to our employees and directors including employee stock option awards, employee stock purchases made under our Employee Stock Purchase Plan (“ESPP) and restricted and performance share awards using the estimated grant date fair value method of accounting in accordance with SFAS, No. 123 (revised 2004), “Share-Based Payment (SFAS No. 123(R),” which was effective January 1, 2006 for Data I/O. We estimate the fair value using the Black-Scholes valuation model which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using a combination of historical and implied volatility of the Company’s common stock. Changes in the subjective assumptions required in the valuation model may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations. Beginning in the second quarter of 2006, restricted stock awards and performance-based stock awards were granted. The vesting of the performance-based stock awards is based on attaining a particular revenue growth target during the three year period ending December 31, 2008. However, during the third quarter of 2007, we reversed the compensation expense related to the performance-based stock awards, based upon the likelihood of not meeting the performance goal for the year ending December 31, 2008. Beginning August 2006, ESPP shares were issued under provisions that do not require expense under SFAS 123(R).

Results of Operations

NET SALES

(in thousands) Net sales by product line:	2007	Change	2006

Automated programming systems	$16,710	(5.6%)	$17,709
Non-automated programming systems	10,042	(9.4%)	11,084

Totals	$26,752	(7.1%)	$28,793

Net sales by location:
United States	$ 4,925	(23.1%)	$ 6,407
% of total	18.4%		22.3%
International	$21,827	(2.5%)	$22,386
% of total	81.6%		77.7%

For the year ended December 31, 2007 compared to the same period of 2006, sales decreased by approximately $2 million or 7% with most of the decline occurring during the first two calendar quarters of 2007. The decrease relates primarily to lower sales of the PS Series and FlashPAK, and the decrease in business with the programming centers. Offsetting the decrease was an increase in sales of our ProLINE-RoadRunner and FLX500, as well as an increase in sales due to the favorable impact of a higher percentage of sales that were taken as direct sales versus indirect sales that include certain channel discounts. Order bookings for the year also decreased by approximately 7% over 2006 and our backlog decreased slightly from $2.2 million in 2006 to $2.1 million in 2007.

During the year ended 2007, sales in the United States decreased by approximately 23% compared to the same period in 2006, reflecting what we believe to be a continued shift to international markets of manufacturing capacity related demand. International sales for the year ended 2007 decreased slightly by approximately 3% compared to the same period in 2006. This total decrease included a 40% decrease in Asia, especially in China, offset by a 53% increase in the Americas (excluding United States) and a 15% increase in Europe. The decrease in Asia, especially in China, relates to the decrease in sales to our wireless customer group for the first half of 2007 and relates especially to the lower FlashPAK sales. During the second half of 2007, we added additional Asian sales channel management to drive Asia (and particularly China) sales and manage this important region. We have added additional sales channels in China during the past year as part of our sales restructuring actions. We believe these actions should help us more rapidly grow our business in China.

During 2007, our development team delivered many additional FLX500 features and enhancements, as well as sales tools to help our sales force grow our business. During the third quarter of 2007, we shipped a new solution, the FLX-FMD, for duplicating Flash media using our FLX500 platform, to the world’s largest handset manufacturer. This solution included special software we developed which is integrated into their manufacturing information system. We expect this to be an important area for growth in 2008 as more companies pre-program content onto these Flash Media cards in both SD and MMC formats. During 2008, we plan to introduce additional new product solutions that like the flash media duplication solution provide both vehicles for growth as well as substantial value to our customers. We also expect our new products to increase our revenues, however, partially offsetting this expected increase is the expected continuing trend of declining sales of our older non-automated product lines.

GROSS MARGIN

(in thousands)	2007	Change	2006
Gross margin	$15,007	(3.2%)	$15,503
Percentage of net sales	56.1%		53.8%

Gross margins decreased in dollars by approximately $500,000 but increased as a percentage of sales for the year ended December 31, 2007 compared to the same period in 2006. The overall gross margin percentage increase relates primarily to restructuring actions taken during the first half of 2007 to lower factory costs, as well as increased direct sales creating a favorable channel and price mix and product mix variance between the two years. The favorable price mix was approximately $2.4 million, offset by a lower sales volume of approximately $2.6 million. In addition, we also had favorable manufacturing variances, in particular for labor and overhead, of approximately $900,000, offset by other less favorable or negative operations variances of approximately $590,000 including purchase price variances, inventory variances, and some year-end inventory cost standard changes which will lower future costs. The lower gross margin dollars relates primarily to the lower volume of revenue. We believe our restructuring actions to lower costs and initiatives such as taking additional direct business and moving adapter production to China during 2007 position us to deliver increased gross margins.

RESEARCH AND DEVELOPMENT

(in thousands)	2007	Change	2006
Research and development	$4,716	(15.4%)	$5,577
Percentage of net sales	17.6%		19.4%

Research and development (“R&D”) spending for the year ended December 31, 2007 compared to the same period in 2006 decreased in both dollars and as a percentage of sales due to the decreased spending associated with the platform development especially the FLX500 which launched in 2006. R&D also decreased due to the restructure actions and the re-engineering of internal processes. Data I/O’s R&D objectives continue to focus on platform enhancements and application engineering development on the FLX500, PS, and ProLINE-RoadRunner. A significant part of R&D spending is on creating software and support for new devices introduced by the semiconductor companies. Our R&D spending also fluctuates based on the number and the development stage of projects.

We believe it is essential to invest in R&D to significantly enhance our existing products and to create new products as markets develop and technologies change. In addition to product development a significant part of R&D spending is on creating software and support for new devices introduced by the semiconductor companies. We are focusing our R&D efforts in our strategic growth markets, namely new programming technology and automated programming systems for the manufacturing environment, particularly extending the capabilities and support for our FlashCORE and programmer architecture and automated handling solutions.

SELLING, GENERAL AND ADMINISTRATIVE

(in thousands)	2007	Change	2006
Selling, general and administrative	$8,801	(11.1%)	$9,898
Percentage of net sales	32.9%		34.4%

For the year ended December 31, 2007 compared with the same period in 2006, SG&A expenses decreased by approximately $1 million due primarily to a decrease in net personnel costs of approximately $1.3 million related to the 2006 and 2007 restructure actions. Facility costs also decreased approximately $153,000 in connection with the Redmond move to a smaller facility in July 2006. We also had decreased marketing costs of approximately $150,000 primarily associated with the 2006 FLX500 launch, as well as decreased travel and entertainment expenses of $187,000. These decreases were offset by an increase in channel expenses of approximately $706,000 due primarily to commissions to channels where the business was taken direct.

INTEREST

(in thousands)	2007	Change	2006
Interest income	$122	4.3%	$117
Interest expense	($38)	171%	($14)

Interest income increased by $5,000 for the twelve month period ending December 31, 2007 compared to the same period in 2006 due to the increase in the cash balance especially during the fourth quarter of 2007. Interest expense increased for the twelve month period ending December 31, 2007 compared to the same period in 2006 due to the equipment capital lease associated with the move to a new facility during the third quarter of 2006.

INCOME TAXES

(in thousands)	2007	2006
Income tax (expense) benefit	($8)	$46

Income tax expense or benefit for 2007 and 2006 relates to foreign and state income taxes. Impacting the effective tax rate related to foreign income were offsetting losses requiring valuation allowances in other countries. The current year tax benefit resulted from actual and expected refunds in foreign jurisdictions. We had income in some foreign operations partially offset by losses in other countries.

For financial reporting purposes, Data I/O established tax valuation reserves against our deferred tax assets because of the uncertainty relating to the realization of such asset values. We had valuation allowances of $9.5 million and $9.7 million at December 31, 2007 and 2006, respectively. Given the uncertainty created by our loss history, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates of exchange during the year. We recognized foreign currency transaction gains and (losses) of ($9,000) and $52,000 in 2007 and 2006, respectively. The transaction gains or losses resulted primarily from sales by our German subsidiary to our main customers, which were invoiced in US dollars and unhedged Brazilian currency balances. We hedge our foreign currency exposure on sales of inventory to our foreign subsidiaries through the use of foreign currency exchange contracts. See Note 1 of “Notes to Consolidated Financial Statements.”

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	2007	Change	2006
Working capital	$13,062	$2,307	$10,755

At December 31, 2007, Data I/O’s principal sources of liquidity consisted of existing cash and cash equivalents. Our working capital increased by $2.3 million and our current ratio increased from 2.9 in 2006 to 3.5 in 2007.

Our cash and cash equivalents increased by $5.2 million during the year ended December 31, 2007 primarily due to the cash received from operating activities totaling approximately $6.5 million. Cash received from operations primarily included net income for the year, a $3.5 million decrease in accounts receivable, and depreciation and amortization of approximately $1.0 million.

We used approximately $1.0 million of cash in investing activities during the year ended December 31, 2007 to purchase property, plant and equipment. We expect that we will continue to make capital expenditures to support our business and anticipate that present working capital will be sufficient to meet our operating requirements. Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

During 2006, our cash and cash equivalents decreased by $1.9 million primarily due to cash used for operating activities totaling approximately $1.2 million which primarily included a $1.5 million increase in inventories and expenditures related to the set-up and move to our new facility. The increase in inventory levels was primarily related to the increase in FLX500 inventory, as well as additional inventory supporting higher PS System sales. Cash used for operations also included a $1.4 million increase in accounts receivable. We used approximately $500,000 of cash in investing activities during the year ended December 31, 2006 to purchase property, plant and equipment totaling $1.3 million, offset by proceeds from the sale of marketable securities totaling $804,000.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, we require substantial working capital to fund our operations. Over the last few years, we restructured our operations to lower our costs and operating expenditures in certain geographic regions and to lower the level of revenue required for our net income breakeven point, to preserve our cash position and to focus on profitable operations. Offsetting these actions are our investments in expanded operations in China, in new information system, equipment, and hiring new key personnel. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least December 31, 2008. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

LONG-TERM DEBT

(in thousands)	2007	Change	2006
Long-term debt	$337	($109)	$446

During the third quarter of 2006, the Company entered into a five year capital lease agreement in the amount of $591,145. The lease was used to fund new equipment and installation associated with our move to the new facility in July of 2006. See Note 16, “Long-Term Debt.”

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted in Note 9, “Operating Lease and Other Commitments,” Data I/O had no off-balance sheet arrangements.

SHARE REPURCHASE PROGRAM

Under a previously announced share repurchase program, Data I/O is authorized to repurchase up to 1,123,800 shares of our outstanding Common Stock. We may execute these purchases through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and we may commence or discontinue at any time. As of December 31, 2007, Data I/O has repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. Data I/O has not repurchased shares under this plan since the second quarter of 1997, although it still has the authority to do so.

SHAREHOLDER RIGHTS PLAN

Data I/O’s Shareholder Rights Plan dated April 4, 1998 is scheduled to expire on April 4, 2008. Data I/O’s Board of Directors has authorized the extension of the Shareholder Rights Plan for an additional 10-year term.

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SAB 108 on December 31, 2006. The Company identified one adjustment which was considered individually immaterial to each of the respective prior financial statement periods. The Company had previously concluded these amounts were immaterial based on its use of the rollover approach in assessing misstatements prior to adoption of SAB 108. The adjustment includes incorrectly but consistently accruing audit fees during the fiscal year instead of in the year the services were actually provided. The error existed prior to 2000 and arose as the Company’s practice had been to consistently accrue the audit fees based on the year audited versus when the services were performed.

The Company believed the adjustment was material to the financial statements for the year ended December 31, 2006, using the dual approach established by the SEC. In accordance with the transition provisions of SAB 108, the Company recorded the correction of this error as a cumulative effect adjustment of $129,207 as an increase to beginning retained earnings at January 1, 2006. The impact of the adjustment at December 31, 2006 is as follows:

Accrued Liabilities (Accrued Accounting fees)	$148,090
Accounting fees	(18,883)
Retained earnings	$129,207

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more likely than not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, we adopted the provisions of FIN 48. See note 13 to the consolidated financial statements for the impact of adopting this interpretation.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The implementation of this standard is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to elect to measure certain financial instruments and other items at fair value through earnings. The fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS 159 requires additional financial statement presentation and disclosure requirements for those entities that elect to adopt the standard and is effective for fiscal years beginning after November 15, 2007. The implementation of this standard relating to the assets and liabilities carried at fair value on a recurring basis is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(Revised 2007), “Business Combinations” (“Statement. No. 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. We have not yet evaluated the effect the adoption of Statement No. 141R could have on our consolidated financial statements, if any.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See pages 24 through 43.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,

Data I/O Corporation

We have audited the accompanying consolidated balance sheets of Data I/O Corporation and subsidiaries (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audits of the basic consolidated financial statements included the consolidated financial statement schedule (Schedule II). These financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data I/O Corporation and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

//S//GRANT THORNTON LLP
Seattle, Washington March 25, 2008

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,

	2007	2006

(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,637	$2,478
Trade accounts receivable, net of allowance for
doubtful accounts of $130 and $199	5,299	8,496
Inventories	4,980	5,052
Other current assets	323	491

TOTAL CURRENT ASSETS	18,239	16,517
Property, plant and equipment – net	2,257	2,852
Other assets	124	122

TOTAL ASSETS	$20,620	$19,491

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,204	$1,673
Accrued compensation	1,025	1,210
Deferred revenue	1,715	1,564
Other accrued liabilities	1,104	1,194
Accrued costs of business restructuring	8	2
Income taxes payable	3	7
Current portion long-term debt	118	112

TOTAL CURRENT LIABILITIES	5,177	5,762
Long-term other payables	20	—
Long-term debt	337	446

COMMITMENTS	—	—

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	—	—
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,765,767
and 8,481,563 shares	20,724	20,053
Accumulated Deficit and Retained Earnings	(6,429)	(7,261)
Accumulated other comprehensive income	791	491

TOTAL STOCKHOLDERS’ EQUITY	15,086	13,283

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,620	$19,491

See notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2007	2006

(in thousands, except share data)

Net sales	$26,752	$28,793
Cost of goods sold	11,745	13,290

Gross margin	15,007	15,503

Operating expenses:
Research and development	4,716	5,577
Selling, general and administrative	8,801	9,898
Provision for business restructuring	725	191
Gain on sale of fixed asset	—	(8)

Total operating expenses	14,242	15,658

Operating income (loss)	765	(155)
Non-operating income (expense):
Interest income	122	117
Interest expense	(38)	(14)
Foreign currency transaction gain (loss)	(9)	52

Total non-operating income (loss)	75	155

Income (loss) before income taxes	840	—
Income tax (expense) benefit	(8)	46

Net income (loss)	$832	$46

Basic earnings (loss) per share	$0.10	$0.01
Diluted earnings (loss) per share	$0.09	$0.01
Weighted-average basic shares	8,592	8,427
Weighted-average diluted shares	8,860	8,710

See notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2007	2006

(in thousands, except share data)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$832	$46
Adjustments to reconcile income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	986	1,205
Write off of property, plant and equipment	58	65
Gain on sale of fixed asset	—	(8)
Equipment transferred to cost of goods sold	896	241
Amortization of deferred gain on sale	—	(388)
Share-based compensation	316	370
Net change in:
Trade accounts receivable	3,492	(1,430)
Inventories	163	(1,475)
Other current assets	179	(158)
Accrued cost of business restructuring	6	(31)
Accounts payable and accrued liabilities	(657)	205
Deferred revenue	249	280
Deposits and other long-term assets	5	(96)

Net cash provided by (used in) operating activities	6,525	(1,174)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,015)	(1,253)
Acquisition of intangibles	—	(25)
Proceeds from maturities of available-for-sale securities	—	804

Cash provided by (used in) investing activities	(1,015)	(474)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	355	275
Payment of capital lease obligation	(103)	(33)

Cash provided by financing activities	252	242

Increase (decrease) in cash and cash equivalents	5,762	(1,406)

Effects of exchange rate changes on cash	(603)	(478)
Cash and cash equivalents at beginning of year	2,478	4,362

Cash and cash equivalents at end of year	$7,637	$2,478

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$39	$4
Income taxes	$12	$138

See notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	(Deficit)	Income (Loss)	Equity

(in thousands, except share data)

Balance at December 31, 2005	8,362,369	$19,408	($7,436)	$311	$12,283

SAB 108 adjustment			129		129
Balance at December 31, 2005 as adjusted	8,362,369	19,408	(7,307)	311	12,412
Stock options exercised	69,578	155			155
Issuance of stock through
Employee Stock Purchase Plan	49,616	120			120
Share-based compensation		370			370
Comprehensive income:
Net Income			46		46
Translation adjustment				180	180

Total comprehensive income					226

Balance at December 31, 2006	8,481,563	20,053	(7,261)	491	13,283

Stock options exercised	273,344	327			327
Stock awards issued	1,902	(3)			(3)
Issuance of stock through
Employee Stock Purchase Plan	8,958	31			31
Share-based compensation		316			316
Comprehensive income:
Net income			832		832
Translation adjustment				300	300

Total comprehensive income					1,132

Balance at December 31, 2007	8,765,767	$20,724	($6,429)	$791	$15,086

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

Inventories

Inventories are stated at the lower of cost or market with cost being the currently adjusted standard cost, which approximates cost on a first-in, first-out basis. We estimate changes to inventory for obsolete, slow-moving, excess and non-salable inventory by reviewing current transactions and forecasted product demand. We evaluate our inventories on an item by item basis and record locom adjustment accordingly. See Note 5.

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

Long-lived assets are evaluated on an annual basis for impairment. Based on this evaluation, no impairment was noted for the years ended December 31, 2007 and 2006.

Intangible Assets

Intangible assets include capitalized costs, technical and product rights, patent, trademarks, and other intellectual property. Intangible assets are stated at cost and amortized to operations over their estimated useful lives or statutory lives, whichever is shorter. We evaluate our intangible assets for impairments whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a fair value approach. No such impairment was recognized for the years ended December 31, 2007 and 2006.

Income Taxes

Federal and state income taxes are computed at current enacted tax rates, less tax credits using the asset and liability method. Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, changes in the recognition of tax positions due to the application of Financial Accounting Standards Board, or FASB, Interpretation 48 (FIN 48), and any changes in the valuation allowance caused by a change in judgment about the realizability of the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

Share-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment (Revised 2004),” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Under this standard, the Company’s stock-based compensation awards are measured based on estimated fair values on the date of grant and recognized as compensation expense on the straight-line single-option method. The Company implemented SFAS No. 123(R) using the modified prospective transition method. Our share-based compensation is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Revenue Recognition

Sales of Data I/O’s semiconductor programming equipment products requiring installation by us that is other than perfunctory were previously recorded when installation was complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. Beginning in the third quarter of 2005, Data I/O began recognizing revenue for these products at the time of shipment. We began recognizing revenue at the time of shipment after we determined that our programming equipment have reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be considered a separate element. These systems are standard products with published product specifications and are configurable with standard options. The evidence that these systems could be deemed as accepted was based upon having standardized factory production of the units, results from batteries of test of product performance to our published specifications, quality inspections and installation standardization, as well as past product operation validation with the customer and the history provided by our installed base of products upon which the current versions were based. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements pursuant to EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” and recognize revenue when the criteria for revenue recognition have been met for each element according to SAB 104, “Revenue Recognition.” The amount of revenue recognized is affected by our judgments as to the collectibility of the transaction or whether an arrangement includes multiple elements and if so, whether specific objective evidence of fair value exists for those elements. The measure of standalone fair value of the product versus the service installation value component is by the amount the Company pays to independent representative service groups or the amount of additional discount given to independent distributors to provide the service installation (published price).

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

We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period, which is typically one year. We establish a reserve for sales returns based on historical trends in product returns and estimates for new items. . The Company has a stated return policy that customers can return standard products for any reason within 30 days after delivery provided that the returned product is received in its original condition, including all packaging materials, for a refund of the price paid less a restocking charge of 30% of the total amount invoiced for the product returned, unless such restocking charge is waived in writing by the Company. In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists,” provisions for revenue recognition, the price is fixed or determinable at the date of the sale. The buyer has paid or is obligated to pay and the obligation is not contingent on resale of the product. The buyer’s obligation would not be changed in the event of theft, physical destruction or damage to the product. The buyer acquiring the product for resale has economic substance apart from the Company. The Company does not have significant obligations for future performance to directly bring about the resale of the product by the buyer. The change in the sales allowance for returns from 2004 to 2006 relate to the history and experience of decreasing actual returns, despite increased sales, which is attributed to the business shifting to more automated products for which returns are rare, as well as quality initiatives that raised our initial delivery quality and our products maturing and gaining acceptance and a larger installed base in the market

Sales were recorded net of associated sales return reserves, which were $158,000 and $135,000 at December 31, 2007 and 2006, respectively.

Data I/O’s software products are not normally sold separately from sales of programming systems. However, on those occasions where we sell software separately, we recognize revenue when a sales agreement exists, when delivery has occurred, when the fee is fixed or determinable, and when collection is probable.

Data I/O transfers certain products out of service from their internal use and makes them available for sale. The products transferred are our standard products in one of the following areas: service loaners, rental or test units; engineering test units; or sales demonstration equipment. Once transferred, the equipment is sold by our regular sales channels as used equipment inventory. These product units often involve refurbishing and an equipment warranty, and are conducted as sales in our normal and ordinary course of business. The transfer amount is the product unit’s net book value and the sale transaction is accounted for as revenue and cost of goods sold.

Research and Development

Research and development costs are expensed as incurred.

Advertising Expense

Data I/O expenses advertising costs as incurred. Total advertising expenses were approximately $115,000 and $306,000 in 2007 and 2006, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share exclude any dilutive effects of stock options. Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period. Options to purchase 259,359 and 356,899 shares of common stock were outstanding as of December 31, 2007 and 2006, respectively, but were excluded from the computation of diluted EPS for the period then ended because the options were anti-dilutive.

Diversification of Credit Risk

Financial instruments, which potentially subject Data I/O to concentrations of credit risk, consist primarily of trade receivables. Our cash, cash equivalents and marketable securities consist of high quality financial instruments. Data I/O maintains cash balances in financial institutions, which at times may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents. Our trade receivables are geographically dispersed and include customers in many different industries. As of December 31, 2007, we had no customers that represented 10% or more of total consolidated accounts receivable balance. As of December 31, 2006, there were three customers two of which were distributors that represented 10.1%, 10.2%, and 12.0% of total consolidated accounts receivable, respectively. We believe that any risk of loss is significantly reduced due to the diversity of our end-customers and geographic sales areas. We perform on-going credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, whenever deemed necessary.

Derivatives

Data I/O accounts for our derivatives using SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments and requires recognition of derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value.

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All of our hedging instruments are fair value hedges. Generally, these contracts have maturities less than one year and requireus to exchange foreign currencies for U.S. dollars at maturity. At December 31, 2007 and 2006, we had a notional value of approximately $1,620,000 and $1,930,000, respectively. The estimated fair value gain (loss) of the open hedge contracts as of December 31, 2007 and 2006 is a liability of approximately $8,000 and $28,000, respectively, and is included in accounts payable on the balance sheet. Periodic changes in fair value are recorded in other income in the statement of operations. The amount of transaction gain or (loss) in other income in 2007 and 2006 was ($9,000) and $52,000, respectively.

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

New Accounting Pronouncements

The Company adopted SAB 108 on December 31, 2006. The Company identified one adjustment which was considered individually immaterial to each of the respective prior financial statement periods. The Company had previously concluded these amounts were immaterial based on its use of the rollover approach in assessing misstatements prior to adoption of SAB 108. The adjustment includes incorrectly but consistently accruing audit fees during the fiscal year instead of in the year the services were actually provided. The error existed prior to 2000 and arose as the Company’s practice had been to consistently accrue the audit fees based on the year audited versus when the services were performed.

The Company believed the adjustment was material to the financial statements for the year ended December 31, 2006, using the dual approach established by the SEC. In accordance with the transition provisions of SAB 108, the Company recorded the correction of this error as a cumulative effect adjustment of $129,207 as an increase to beginning retained earnings at January 1, 2006. The impact of the adjustment at December 31, 2006 is as follows:

Accrued Liabilities (Accrued Accounting fees)	$148,090
Accounting fees	(18,883)
Retained earnings	$129,207

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109” (FIN 48”). FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more likely than not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition. On January 1, 2007, we adopted the provisions of FIN 48. See note 14 to the consolidated financial statements for the impact of adopting this interpretation.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The implementation of this standard is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to elect to measure certain financial instruments and other items at fair value through earnings. The fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS 159 requires additional financial statement presentation and disclosure requirements for those entities that elect to adopt the standard and is effective for fiscal years beginning after November 15, 2007. The implementation of this standard relating to the assets and liabilities carried at fair value on a recurring basis is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), “Business Combinations” (“Statement. No. 141R”), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also establishes disclosure requirements to enable financial statement users to evaluate the nature and financial effects of the business combination. Statement No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. We have not yet evaluated the effect the adoption of Statement No. 141R could have on our consolidated financial statements, if any.

NOTE 2 – CLASSIFICATIONS

Certain prior periods’ balances have been reclassified to conform to the presentation used in the current period.

NOTE 3 – PROVISION FOR BUSINESS RESTRUCTURING

During the second half of 2006, as part of our additional effort to reduce expenses, we incurred restructuring charges of approximately $152,000 in the third quarter and $39,000 in the fourth quarter of 2006. The restructuring charges are primarily related to severance charges incurred at our Redmond, Germany and China offices. In view of our declining margins and operating results during the first and second quarters of 2006, actions were taken to reduce expenses and improve margins.

We continued our restructuring activities during the first and second quarters of 2007, to further improve our operating results and the effectiveness of our sales and marketing organization and sales channels. During the first quarter of 2007, we recorded restructuring charges of approximately $200,000 primarily related to severance charges. During the second quarter of 2007, we recorded an additional $632,000 of restructuring charges. These actions included re-engineering some internal processes, integrating some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels. During the third quarter of 2007, we recorded a net expense reversal of $107,000 comprised of $54,000 of additional expense, primarily relating to facilities, and a reversal of $161,000 of previously accrued severance primarily because certain employees who had been scheduled for termination had their termination notice rescinded. At December 31, 2007, $8,000 remains accrued and is expected to be paid out during the first quarter of 2008.

An analysis of the restructuring is as follows (in thousands):

Description	Reserve Balance at 12/31/2005	2006 Expenses	2006 Payments/ Write-offs	Reserve Balance at 12/31/2006	2007 Expenses	2007 Payments/ Write-offs	Reserve Balance at 12/31/2007

Downsizing US Operations:
Employee severance	$18	$153	$169	$2	$411	$413	$—
Facility & other costs	—	20	20	—	5	5	—
Downsizing
foreign operations:
Employee severance	15	18	33	—	204	199	5
Facility & other costs	—	—	—	—	105	102	3

Total	$33	$191	$222	$2	$725	$719	$8

NOTE 4 ~~–~~ ACCOUNTS RECEIVABLE, NET

Receivables consist of the following (in thousands):

	Dec. 31, 2007	Dec. 31, 2006

Trade accounts receivable	$5,429	$8,695
Less allowance for doubtful receivables	130	199

Trade accounts receivable, net	$5,299	$8,496

Trade receivables relate to sales to Data I/O customers, for which credit is extended based on the customer’s credit history.

Changes in Data I/O’s allowance for doubtful accounts are as follows (in thousands):

	Dec. 31, 2007	Dec. 31, 2006

Beginning balance	$199	$165
Bad debt expense (reversal)	11	46
Accounts written-off	(80)	(32)
Recoveries	—	20

Ending balance	$130	$199

NOTE 5 – INVENTORIES

Net inventories consisted of the following components (in thousands):

	Dec. 31, 2007	Dec. 31, 2006

Raw material	$3,047	$2,990
Work-in-process	1,125	1,048
Finished goods	808	1,014

Inventories	$4,980	$5,052

NOTE 6 – SALE - LEASEBACK

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

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following (in thousands):

	Dec. 31, 2007	Dec. 31, 2006

Leasehold improvements	$389	$431
Equipment	8,853	8,941

	9,242	9,372
Less accumulated depreciation	6,985	6,520

Property, plant and equipment, net	$2,257	$2,852

Total depreciation recorded for 2007 and 2006 was $1,067,000 and $807,000, respectively.

NOTE 8 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

	Dec. 31, 2007	Dec. 31, 2006

Product warranty liability	$401	$467
Sales return reserve	158	135
Deferred rent	187	202
Other taxes	65	158
Other	293	232

Other accrued liabilities	$1,104	$1,194

The changes in Data I/O’s product warranty liability are as follows (in thousands):

	Dec. 31, 2007	Dec. 31, 2006

Liability, beginning of year	$467	$459
Net expenses	782	850
Warranty claims	(782)	(850)
Accrual revisions	(66)	8

Liability, end of year	$401	$467

NOTE 9 – OPERATING LEASE AND OTHER COMMITMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At December 31, 2007, the purchase and other obligations totaled $623,000. Any amounts reflected on the balance sheet as accounts payable, accrued liabilities, and notes payable are excluded from the below table. Data I/O has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31, (in thousands):

Operating
leases

2008	$1,174
2009	966
2010	869
2011	351
2012 and thereafter	1
Total	$3,361

Lease and rental expense was $1,200,000 and $1,246,000 in 2007 and 2006, respectively, excluding the deduction for the amortization of the deferred gain in 2006. Rent expense is recorded on a straight line basis, over the term of the lease, for leases that contain fixed escalation clauses. Data I/O has renewal options on substantially all of our major leases. On February 28, 2006, Data I/O and our current landlord concurrently entered into a termination agreement for the Redmond headquarters facility lease and entered into a five year lease agreement for an approximately 40,000 square foot office space also located in Redmond, Washington. The lease commenced and the move occurred during the third quarter of 2006. We also entered into a new lease agreement during the second quarter of 2006 for our offices in Shanghai, China. During the third quarter of 2007, we entered into a new lease agreement for our office in Hong Kong, China

NOTE 10 – CONTINGENCIES

As of December 31, 2007, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

However, on January 22, 2008, our former landlord, (now known as Rowley Properties, Inc.), filed a Complaint in the Superior Court of Washington for King County (No. 08-2-03518-2 SEA) against Data I/O, Robert/Barbara Hiester and Steven/Jane Doe Hiester. The claims against Data I/O include breach of agreement, waste, and an environmental remediation claim for contribution under RCW 70.105D.080. No claim amount is specified in the Complaint. The claims relate to a former circuit board fabrication business that Data I/O operated from 1978 to October 1988. We sold that business to Circuit Partners whose officers and principal shareholders were Robert and Barbara Heister. As stated in Data I/O’s 1988 10-K: “An environmental and regulatory compliance audit was performed prior to the sale, per the guidelines of the Comprehensive Environmental Response Compensation and Liability Ace (“Cercla/Superfund”) Section 107. Audit results indicated no heavy metals or volatile organics in excess of existing or proposed Washington State or federal remedial action levels.” We are in the very early stages of investigating and responding to this claim and have engaged counsel to represent us on this matter. We filed an Answer to the Complaint on March 12, 2008. At this time, we are not able to determine the probable outcome of this legal proceeding or if it will have an adverse effect on the results of operations or financial position of Data I/O. We intend to defend this claim vigorously and are in the process of determining the insurance coverage for this claim.

NOTE 11 – STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2007, there were 1,211,680 shares of Common Stock reserved for issuance of which 355,755 shares are available for future grant under Data I/O’s employee stock option plans (‘Stock Plan”). Pursuant to these plans, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years. Options granted under the plans generally have a maximum term of six years from the date of grant, except for certain options granted in January 1999, which have a maximum term of ten years. Stock awards may also be granted under the Stock Plan. Beginning in the second quarter of 2006, we granted restricted stock awards and performance-based stock awards to our officers and key employees at fair market value. The restricted stock awards are contingent upon meeting the required service period and vest in equal annual installments over four years. The performance-based stock awards vest on December 31, 2008 based on obtaining a revenue growth target of $34,694,935 for the fiscal year ending December 31, 2008. However, during the third quarter of 2007, we reversed the compensation expense related to the performance-based stock awards, based upon the likelihood of not obtaining the performance goal for the year ending December 31, 2008.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan through July 31, 2006, eligible employees may purchase shares of Data I/O’s Common Stock at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 2007 and 2006, a total of 8,958 and 49,616 shares, respectively, were purchased under the plan at average prices of $3.43 and $2.41 per share, respectively. At December 31, 2007, a total of 99,113 shares were reserved for future issuance. Beginning August 1, 2006, ESPP purchase options will be granted on the first day of the six month period ended January 31, 2007, with an exercise price equal to the fair market value on the last day of the six month period less a 5% discount. These changes were made so that the ESPP would not be considered compensatory under SFAS 123(R).

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

Director Fee Plan

Data I/O has a Director Fee Plan, not currently in use, which had provided for payment to directors who are not employees of Data I/O Corporation by delivery of shares of Data I/O’s Common Stock. No shares were issued from the plan for 2007 or 2006 board service and 151,332 shares remain available in the plan as of December 31, 2007.

Retirement Savings Plan

Data I/O has a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer their pre-tax salary, subject to IRS limitations. In fiscal years 2007 and 2006, Data I/O contributed one dollar for each dollar contributed by a participant, with a maximum contribution of 4% of a participant’s earnings. Data I/O’s matching contribution expense for the savings plan was approximately $161,000 and $196,000 in 2007 and 2006, respectively.

Share Repurchase Program

Under a previously announced share repurchase program, Data I/O is authorized to repurchase up to 1,123,800 shares of our outstanding Common Stock. These purchases may be executed through open market purchases at prevailing market prices, through block purchases or in privately negotiated transactions, and may commence or be discontinued at any time. In years prior to 2007, we have repurchased 1,016,200 shares under this repurchase program at a total cost of approximately $7.1 million. We have not repurchased shares under this plan since the second quarter of 1997, although we still have the authority to do so.

NOTE 12– SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options, stock awards and employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”) during 2006.

Data I/O adopted SFAS No. 123(R) using the modified prospective method beginning January 1, 2006. Accordingly, during the year ended December 31, 2007 and 2006, we recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For share-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R). For these rewards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures. SFAS No. 123(R) supersedes the Company’s previous accounting under APB No. 25, “Accounting for Stock Issued to Employees, under which the Company did not recognize compensation expense.

The impact on our results of operations of recording share-based compensation for the year ended December 31, 2007 and 2006 was as follows (in thousands):

	Year Ended Dec. 31, 2007	Year Ended Dec. 31, 2006
Costs of goods sold	$14	$24
Research and development	39	83
Selling, general and administrative	263	263
Total share-based compensation expense	$316	$370

Impact on net income (loss) per share:
Basic and diluted	$0.04	$0.04

Approximately $3,500 and $6,000 of share-based compensation was capitalized within inventory for the year ended December 31, 2007 and 2006, respectively.

The fair value of share-based awards for employee stock option awards and employee stock purchases made under our Employee Stock Purchase Plan were estimated at the date of grant using the Black-Scholes valuation model. The volatility and expected life of the options used in calculations the fair value of share-based awards excludes certain periods of historical data that we considered atypical and not likely or rare to occur in future periods. The following weighted average assumptions were used to calculate the fair value of options granted during the years ended December 31:

	Employee Stock		Employee Stock
	Options		Purchase Plan
	2007	2006	2007	2006
Risk-free interest rates	4.90%	4.92%	N/A	3.33%
Volatility factors	.59	.65	N/A	.65
Expected life of the option	4.68	4.77	N/A	.50
in years
Expected dividend yield	None	None	N/A	None

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

The weighted average grant date fair value of options granted under our stock option plans for the twelve month period ending December 31, 2007 and 2006 was $1.98 and $2.24, respectively. The estimated fair value of purchase rights under the ESPP plan for the twelve month period ending December 31, 2006 was $1.62.

The following table summarizes stock option activity under our stock option plans for the twelve months ended December 31:

	Dec. 31, 2007		Dec. 31, 2006

	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of year	1,080,904	$2.40	1,155,445	$2.42
Granted	166,000	3.71	175,000	3.87
Exercised	(317,576)	1.61	(83,235)	2.47
Cancelled, expired or forfeited	(73,403)	2.97	(166,306)	4.07

Outstanding - end of year	855,925	$2.90	1,080,904	2.40

Vested or expected to vest at the
end of the period	801,579	$2.85	1,018,342	$2.35
Exercisable at end of year	533,108	$2.58	673,475	$2.03

The stock options outstanding and exercisable for equity share-based payment awards under our stock option plans as of December 31, 2007 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted - Average Remaining Contractual Life in Years	Weighted - Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted - Average Exercise Price	Aggregate Intrinsic Value

$1.00 - $1.9	120,662	1.01	$1.29		120,662	$1.29
$1.94 - $2.4	167,816	3.22	2.48		106,638	2.48
$2.49 - $3.1	258,247	2.64	2.84		221,097	2.85
$3.13 - $3.6	160,700	5.37	3.68		23,148	3.68
$3.69 - $6.0	148,500	4.44	3.91		61,563	3.90

	855,925	3.35	$2.90	$3,126,406	533,108	$2.58	$2,116,013

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company closing stock price of $6.55 at December 31, 2007, which would have been received by award holders had all award holders exercised their stock options that were in-the-money as of that date. The aggregate intrinsic value of awards exercised during the twelve month period ended December 31, 2007 was $854,802.

Restricted stock award including performance-based stock award activity under our share-based compensation plan was as follows:

	Dec. 31, 2007		Dec. 31, 2006

	Awards	Weighted- Average Grant Date Fair Value	Awards	Weighted- Average Grant Date Fair Value

Outstanding at beginning of year	21,150	$3.88	—	$—
Granted	12,450	3.69	21,400	3.88
Vested	(2,566)	3.88	—	—
Cancelled	(7,048)	3.82	(250)	3.88

Outstanding at end of year	23,986	$3.80	21,150	$3.88

As of December 31, 2007 and 2006, there were $599,552 and $849,748, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted average period of 2.26 years.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Ending accumulated balances for each item in accumulated other comprehensive income are as follows:

(in thousands)	Dec. 31, 2007	Dec. 31, 2006

Unrealized currency gain	$792	$492
Unrealized loss on marketable securities	(1)	(1)

Total accumulated other comprehensive income	$791	$491

NOTE 14– INCOME TAXES

Data I/O accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”

Components of income (loss) before taxes:

	Year Ended Dec. 31,

(in thousands)	Dec. 31, 2007	Dec. 31, 2006

U.S. operations	$127	$657
Foreign operations	713	(657)

	$840	$—

Income tax expense (benefit) consists of:
Current tax expense (benefit):
U.S. federal	$—	$—
State	4	15
Foreign	4	(61)

	8	(46)
Deferred tax expense (benefit) – U.S. federal	—	—

Total income tax expense (benefit)	$8	($46)

A reconciliation of Data I/O’s effective income tax and the U.S. federal tax rate is as follows:

	Year Ended Dec. 31,

	Dec. 31, 2007	Dec. 31, 2006

Statutory tax	$286	$—
State and foreign income tax, net of
federal income tax benefit	(255)	14
Valuation allowance for deferred tax assets	(23)	(60)

	$8	($ 46)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below (in thousands):

	Dec. 31, 2007	Dec. 31, 2006

Deferred income tax assets:
Allowance for doubtful accounts	$32	$22
Inventory and product return reserves	623	813
Compensation accruals	385	297
Accrued liabilities	157	413
Book-over-tax depreciation and amortization	442	637
Foreign net operating loss carryforwards	546	487
U.S. net operating loss and credit carryforwards	7,359	7,037
Other, net	—	3

	9,544	9,709
Valuation allowance	(9,544)	(9,709)

Total deferred income tax assets	$—	$—

The valuation allowance for deferred tax assets decreased $165,000 and $94,000 during the years ended December 31, 2007 and December 31, 2006, respectively, due primarily to book net income and reversal of deferred tax assets. The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding Data I/O’s ability to utilize such assets in future years. Credit carryforwards consist primarily of research and experimental and alternative minimum tax credits. Net operating loss carryforwards expire beginning in 2020 to 2028. Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly scopes income taxes out of Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. The adoption of FIN 48 had no impact on the Company’s financial statements. There was $58,000 of unrecognized tax benefits as of January 1, 2007. At December 31, 2007, there was $66,000 of unrecognized tax benefits.

Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during 2007. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

Tax years that remain open for examination include 2004, 2005, 2006, and 2007 in the United States of America. In addition, tax years from 1999 to 2003 may be subject to examination in the event that the Company utilizes the NOL’s from those years in its current or future year tax return.

NOTE 15 – SEGMENT AND GEOGRAPHIC INFORMATION

We consider our operations to be a single operating segment, focused on the design, manufacturing, and sale of programming systems used by designers and manufacturers of electron products.

During 2007, no customers accounted for 10% of Data I/O’s consolidated net revenues. In 2006, there was one customer, Bright Faith Global Limited (our sales agent in China), that represented approximately 10.6% of our 2006 net sales. Major operations outside the U.S. include sales and service support subsidiaries in Germany, Canada and China. Additionally, at December 31, 2007, there were no customers that represented 10% or more of total consolidated accounts receivable balance. As of December 31, 2006, there were three customers two of which were distributors that represented 10.1%, 10.2%, and 12.0% of the total consolidated accounts receivable balance, respectively.

The following table summarizes information about geographic area:

	Year Ended Dec. 31,

(in thousands)	Dec. 31, 2007	Dec. 31, 2006

Net sales:
U.S.	$4,925	$6,407
Europe	12,304	11,497
Rest of World	9,523	10,889

	$26,752	$28,793

Included in Europe and Rest of World are
the following significant balances:
Germany	$5,836	$8,305
China	$2,136	$4,588
Operating income (loss):
U.S.	($1,105)	($1,460)
Europe	2,236	1,820
Rest of World	(366)	(515)

	$765	($155)

Identifiable assets:
U.S.	$12,358	$8,603
Europe	5,007	5,945
Rest of World	3,255	4,943

	$20,620	$19,491

NOTE 16 – LONG-TERM DEBT

On September 27, 2006, the Company entered into a five year capital lease agreement in the amount of $591,145. The imputed interest rate is 7.69%.

At December 31, 2007 scheduled maturities of the capital lease obligation for the years ending December 31 are as follows (in thousands):

2008	$140
2009	140
2010	140
2011	106
Total minimum lease payments	526
Less: Amount representing interest	(71)
Present value of capital lease obligation	455
Current portion long-term debt	(118)
Non-current portion long-term debt	$ 337

NOTE 17 – SUBSEQUENT EVENT

On March 18, 2008, the Company completed the sale of selected patents and patent applications to Leannoux Properties AG L.L.C.  Net proceeds were approximately $3.3 million with a net gain of approximately $2.1 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A._ Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, Data I/O evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable level of assurance level. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Item 9B._Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Registrant’s directors is set forth under “Election of Directors” in Data I/O’s Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 19, 2008 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of Data I/O’s year-end. Information regarding the Registrant’s executive officers is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.”

Code of Ethics

We have adopted an updated Code of Ethics that applies to all directors, officers and employees of Data I/O, including the Chief Executive Officer and Chief Financial Officer. The key principles of the Code of Ethics are to act legally and with integrity in all work for Data I/O. The Code of Ethics is posted on the corporate governance page of our website at http://www.dataio.com/corporate/governance.asp . We will post any amendments to our Code of Ethics on our website. In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Ethics for our executive officers or directors, information concerning such waiver will also be posted on our website. In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of The Nasdaq Stock Market, Inc.

Item 11. Executive Compensation

Information called for by Part III, Item 11, is included in Data I/O’s Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 19, 2008 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Executive Compensation.” Such Proxy Statement will be filed within 120 days of Data I/O’s year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in Data I/O’s Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 19, 2008 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Voting Securities and Principal Holders.” Such Proxy Statement will be filed within 120 days of Data I/O’s year-end.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2007. See Notes 11 and 12 of “Notes to Consolidated Financial Statements.”

	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved
by security holders(1)(2)	857,852	$2.90	604,273

Equity compensation plans not
approved by security holders	—	$—	—

Total	857,852	$2.90	604,273

(1)	Represents shares of Data I/O’s Common Stock issuable pursuant to our 2000 Stock Incentive Compensation Plan, 1986 Stock Option Plan, 1982 Employee Stock Purchase Plan, and 1996 Director Fee Plan.
(2)

Stock Appreciation Rights Plan (“SAR”) provides that directors, executive officers or holders of 10% or more of Data I/O’s Common Stock have an accompanying SAR with respect to each exercisable option. While the plan has been approved by the security holders, no amounts are included in columns (a), (b), or (c) relating to the SAR.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14._ Principle Accounting Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Principal Accountant’s Fees and Services” in the Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 19, 2008. Such Proxy Statement will be filed within 120 days of Data I/O’s year-end.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Executive Compensation Plans and Arrangements

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.17.

(2)	Amended and Restated Retirement Plan and Trust Agreement. See Exhibit 10.2, 10.3, 10.4, 10.8, 10.11, 10.12, and 10.13.

(3)	Summary of Amended and Restated Management Incentive Compensation Plan. See Exhibit 10.9.

(4)	Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.

(5)	Amended and Restated 1986 Stock Option Plan. See Exhibit 10.15.

(6)	Form of Change in Control Agreements. See Exhibit 10.21 and 10.22.

(7)	1996 Director Fee Plan. See Exhibit 10.14.

(8)	Letter Agreement with Frederick R. Hume. See Exhibit 10.16.

(9)	Amended and Restated 2000 Stock Compensation Incentive Plan. See Exhibit 10.18.

(10)	Form of Option Agreement. See Exhibit 10.20.

(11)	Data I/O Corporation Tax Deferral Retirement Plan. See Exhibit 10.19 and 10.24.

(12)	Harald Weigelt Employment Agreement. See Exhibit 10.23.

(a)	List of Documents Filed as a Part of This Report:	Page

(1)	Index to Financial Statements:

Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets as of December 31, 2007 and 2006	25

Consolidated Statements of Operations for each of the two years ended December 31, 2007	26

Consolidated Statements of Cash Flows for each of the two years ended December 31, 2007	27

Consolidated Statement of Stockholders’ Equity for each of the two years ended December 31, 2007	28

Notes to Consolidated Financial Statements	29

(2)	Index to Financial Statement Schedules:

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

10.27	Amended and Restated 2000 Stock Compensation Incentive Plan dated May 24, 2006 (Incorporated by reference to Data I/O’s 2006 Proxy Statement dated April 6, 2006).

10.28	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.28 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.29	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.29 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.30	Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 25, 2008).

10.31	First Amendment to the Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 25, 2008).

10.32	Orchard Trust Company Defined Contribution Prototype Plan and Trust

10.33	Orchard Trust Company Non-standardized 401(k) Plan

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31	Certification – Section 302:

31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification

32	Certification – Section 906:

32.1	Chief Executive Officer Certification
32.2	Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA I/O CORPORATION
(REGISTRANT)

DATED:	March 28, 2008	By://S//Frederick R. Hume
Frederick R. Hume
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME & DATE	TITLE

By: //S//Frederick R. Hume______________________	President and Chief Executive Officer
Frederick R. Hume	(Principal Executive Officer)

By: //S//Joel S. Hatlen__________________________	Chief Financial Officer
Joel S. Hatlen	Vice President of Finance
Secretary, Treasurer

(Principal Financial and Accounting Officer)

By: //S//Paul A. Gary__________________________	Director
Paul A. Gary

By: //S//Edward D. Lazowska___________________	Director
Edward D. Lazowska

By: //S//Daniel A. DiLeo_______________________	Director
Daniel A. DiLeo

By: //S//Steven M. Quist________________________	Director
Steven M. Quist

By: //S//William R. Walker______________________	Director
William R. Walker

DATA  I/O CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		Charged/
		(Credited)
	Balance at	to Costs		Balance at
	Beginning	and	Deductions-	End of
	of Period	Expenses	Describe	Period
(in thousands)

Year Ended December 31, 2006 :
Allowance for bad debts	$165	$46	($12) (1)	$199

Year Ended December 31, 2007:
Allowance for bad debts	$199	$11	($80) (1)	$130

(1)	Uncollectable accounts written off, net of recoveries.

