Form 10-Q
period 2008-03-31
DATA I/O CORP
filed 2008-05-15
CIK 351998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

8,809,989 shares of no par value of the Registrant’s Common Stock were issued and outstanding as of May 8, 2008.

DATA I/O CORPORATION

FORM 10-Q
For the Quarter Ended March 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

	Mar. 31, 2008	Dec. 31, 2007

(in thousands, except share data)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,962	$7,637
Trade accounts receivable, less allowance for doubtful accounts of $142 and $130	5,945	5,299
Inventories	5,249	4,980
Other current assets	295	323

TOTAL CURRENT ASSETS	21,451	18,239

Property and equipment - net	2,242	2,257
Other assets	125	124

TOTAL ASSETS	$23,818	$20,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,163	$1,204
Accrued compensation	1,129	1,025
Deferred revenue	1,788	1,715
Other accrued liabilities	1,221	1,104
Accrued costs of business restructuring	2	8
Income taxes payable	34	3
Notes payable	120	118

TOTAL CURRENT LIABILITIES	5,457	5,177

Long-term other payables	15	20
Long-term debt	308	337

COMMITMENTS	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock -
Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating
Issued and outstanding, none	—	—
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,786,211and 8,765,767 shares	20,857	20,724
Accumulated deficit	(3,787)	(6,429)
Accumulated other comprehensive income	968	791

TOTAL STOCKHOLDERS’ EQUITY	18,038	15,086

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,818	$20,620

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended	Mar. 31, 2008	Mar. 31, 2007

(in thousands, except per share data)

Net sales	$6,188	$6,028
Cost of goods sold	2,427	2,708

Gross margin	3,761	3,320

Operating expenses:
Research and development	1,099	1,370
Selling, general and administrative	2,027	2,538
Provision for business restructure	9	201

Total operating expenses	3,135	4,109

Operating income (loss)	626	(789)

Non-operating income (expense):
Interest income	40	22
Interest expense	(8)	(10)
Gain on sale	2,115	—
Foreign currency exchange	(99)	(2)

Total non-operating income (expense)	2,048	10

Income (loss) before income taxes	2,674	(779)
Income tax expense	32	6

Net income (loss)	$2,642	($785)

Basic earnings per share	$0.30	($0.09)
Diluted earnings per share	$0.29	($0.09)

Weighted average shares outstanding - basic	8,774	8,491

Weighted average and potential shares outstanding - diluted	9,033	8,491

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the three months ended	Mar. 31, 2008	Mar. 31, 2007

(in thousands)

OPERATING ACTIVITIES:	$2,642	($785)
Net income (loss)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	98	288
Write-off of property, plant and equipment	—	1
Gain on sale of patent	(2,115)	—
Equipment transferred to cost of goods sold	105	20
Share-based compensation	94	83
Net change in:
Deferred revenue	124	268
Trade accounts receivable	(503)	1,562
Inventories	(206)	(201)
Other current assets	34	75
Accrued costs of business restructuring	(6)	200
Accounts payable and accrued liabilities	265	(262)

Net cash provided by (used in) operating activities	532	1,249

INVESTING ACTIVITIES:
Purchases of property and equipment	(43)	(303)
Net proceeds from sale of patent	2,115	—

Net cash provided by (used in) investing activities	2,072	(303)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	39	62
Payment of capital lease obligation	(27)	(25)

Net cash provided by (used in) financing activities	12	37

Increase/(decrease) in cash and cash equivalents	2,616	983

Effects of exchange rate changes on cash	(291)	(70)
Cash and cash equivalents at beginning of year	7,637	2,478

Cash and cash equivalents at end of quarter	$9,962	$3,391

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of March 31, 2008 and 2007, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2007.

Revenue Recognition

Data I/O recognizes revenue at the time of shipment. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements pursuant to EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” and recognize revenue when the criteria for revenue recognition have been met for each element according to SAB 104, “Revenue Recognition.” The amount of revenue recognized is affected by our judgments as to the collectibility of the transaction or whether an arrangement includes multiple elements and if so, whether specific objective evidence of fair value exists for those elements.

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

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) and the Securities and Exchange Commission issued Staff Accounting Bulleting No. 107 (“SAB 107”) requiring the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, stock awards, and employee stock purchases, based on estimated fair values on the grant dates. The Company adopted SFAS 123(R) using the modified prospective method, which required the application of the accounting standard as of January 1, 2006. Total share-based compensation for the three months ended March 31, 2008 and 2007 was $94,000 and $83,000, respectively.

Income Tax

The Company adopted the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly scopes income taxes out of Financial Accounting Standards Board Statement No. 5, “Accounting for Contingencies.”

Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months ended March 31, 2008. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

The Company has incurred net operating losses in certain past years. The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. There was $66,000 of unrecognized tax benefits related to uncertain tax positions as of March 31, 2008. The Company expects the amount of the net deferred tax asset balance and full valuation allowance in future periods to decrease if we have future net income or increase if we incur future net operating losses.

Tax years that remain open for examination include 2004, 2005, 2006, and 2007 in the United States of America. In addition, tax years from 1999 to 2003 may be subject to examination in the event that the Company utilizes the NOL’s or other carry forwards from those years in its current or future year tax return.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The implementation of this standard did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to elect to measure certain financial instruments and other items at fair value through earnings. The fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS 159 requires additional financial statement presentation and disclosure requirements for those entities that elect to adopt the standard and is effective for fiscal years beginning after November 15, 2007. The implementation of this standard relating to the assets and liabilities carried at fair value on a recurring basis did not have a material impact on our consolidated financial statements.

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

NOTE 2 - RECLASSIFICATIONS

Certain prior period balances may have been reclassified to conform to the presentation used in the current period.

NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

	Mar. 31, 2008	Dec. 31, 2007

Raw material	$2,994	$3,047
Work-in-process	1,200	1,125
Finished goods	1,055	808

Inventories	$5,249	$4,980

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following components (in thousands):

	Mar. 31, 2008	Dec. 31, 2007

Leasehold improvements	$391	$389
Equipment	9,056	8,853

	9,447	9,242
Less accumulated depreciation	7,205	6,985

Property and equipment - net	$2,242	$2,257

NOTE 5 – BUSINESS RESTRUCTURING

During 2007, we continued our restructuring activities during the first and second quarters, to further improve our operating results and the effectiveness of our sales and marketing organization and sales channels. During the first quarter of 2007, we recorded restructuring charges of approximately $200,000 primarily related to severance charges. During the second quarter of 2007, we recorded an additional $632,000 of restructuring charges. These actions included re-engineering some internal processes, integrating some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels. During the third quarter of 2007, we recorded a net expense reversal of $107,000 comprised of $54,000 of additional expense, primarily relating to facilities, and a reversal of $161,000 of previously accrued severance primarily because certain employees who had been scheduled for termination had their termination notice rescinded. At March 31, 2008, $2,000 remains accrued and is expected to be paid out during the next quarter.

An analysis of the restructuring is as follows (in thousands):

Description	Reserve Balance 12/31/06	2007 Expenses	2007 Payments/ Write-offs	Reserve Balance 12/31/07	2008 Expenses	2008 Payments/ Write-offs	Reserve Balance 3/31/08

Downsizing US operations:
Employee severance	$ 2	$ 411	$ 413	$ —	$ 9	$ 9	$ —
Facility & other costs	—	5	5	—	—	—	—
Downsizing foreign operations:
Employee severance	—	204	199	5	—	5	—
Facility & other costs	—	105	102	3	—	1	2

Total	$ 2	$ 725	$ 719	$ 8	$ 9	$ 15	$ 2

NOTE 6 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

	Mar. 31, 2008	Dec. 31, 2007

Product warranty liability	$408	$401
Sales return reserve	158	158
Accrued rent	181	187
Other taxes	108	65
Other	366	293

Other accrued liabilities	$1,221	$1,104

The changes in Data I/O’s product warranty liability are as follows (in thousands):

Mar. 31, 2008

Liability, beginning balance	$401
Net expenses	173
Warranty claims	(173)
Accrual revisions	7

Liability, ending balance	$408

NOTE 7 – OPERATING LEASE AND OTHER COMMITMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At March 31, 2008, the purchase and other obligations totaled $630,000. Any amounts reflected on the balance sheet as accounts payable, accrued liabilities, and notes payable are excluded from the below table. Data I/O has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

Future annual lease payments at March 31, 2008 (in thousands):

Operating leases

2009	$1,181
2010	915
2011	862
2012	142

Total	$3,100

NOTE 8 – CONTINGENCIES

As of March 31, 2008, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position except as described below.

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

NOTE 9 – LONG-TERM DEBT

On September 27, 2006, the Company entered into a five year capital lease agreement in the amount of $591,145. The imputed interest rate is 7.69%.

At March 31, 2008 scheduled maturities of the capital lease obligation for the years ending December 31 are as follows (in thousands):

2008	105
2009	140
2010	140
2011	106

Total minimum lease payments	491
Less: Amount representing interest	(63)

Present value of capital lease obligation	428
Current portion long-term debt	(120)

Non-current portion long-term debt	$ 308

NOTE 10 – EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended Mar. 31,

	2008	2007

Numerator for basic and diluted earnings per share:
Net income (loss)	$2,642	($785)

Denominator:
Denominator for basic earnings per share - weighted-average shares	8,774	8,491
Employee stock options	259	—

Denominator for diluted earnings per share - adjusted weighted-average shares and assumed conversions of stock options	9,033	8,491

Total basic earnings (loss) per share	$0.30	($0.09)

Total diluted earnings (loss) per share	$0.29	($0.09)

The computation for the three months ended March 31, 2008 and March 31, 2007 excludes 246,923 and 1,025,960 options, respectively, to purchase common stock as their effect is anitdilutive.

NOTE 11 – SHARE-BASED COMPENSATION

The impact on our results of operations of recording share-based compensation for the three month period ended March 31, 2008 and March 31, 2007 are as follows (in thousands):

	Three Months Ended Mar. 31,

	2008	2007

Cost of goods sold	$5	$5
Research and development	12	12
Selling, general and administrative	77	66

Total share-based compensation	$94	$83

Impact on net income (loss) per share:	$0.01	$0.01
Basic and diluted

The fair value of share-based awards for employee stock options is estimated using the Black-Scholes valuation model. The volatility and expected life of the option used in calculating the fair value of share-based awards excludes certain periods of historical data that we considered atypical and not likely or rare to occur in future periods.

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

During the first quarter of 2008 and 2007 total comprehensive income (loss) was comprised of the following (in thousands):

	Three Months Ended Mar. 31,

	2008	2007

Net income (loss)	$2,642	($785)
Foreign currency translation loss	177	24

Total comprehensive income (loss)	$2,819	($761)

NOTE 13 – PATENT SALE

On March 18, 2008, the Company completed the sale of selected patents and patent applications to Leannoux Properties AG L.L.C. Net proceeds were approximately $3.3 million with a net gain of approximately $2.1 million.

NOTE 14 – FOREIGN CURRENCY TRANSLATION AND DERIVATIVES

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

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by us are fair value hedges. Generally, these contracts have maturities less than one year and require us to exchange foreign currencies for U.S. dollars at maturity. At March 31, 2008, we had a notional value of approximately $567,958 in four foreign exchange contracts outstanding. We recorded the estimated loss in fair value as a non-operating expense and a liability of approximately $14,000. The Euro rates range from 1.5285 to 1.5580, all scheduled to be due within the next quarter and the value at that date of $566,337.

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

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding industry prospects or trends; expected revenues; expected level of expense; future results of operations, restructuring implications; breakeven point, or financial position; changes in gross margin; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Data I/O is under no duty to update any of these forward-looking statements after the date of this report. The reader should not place undue reliance on these forward-looking statements. The discussions above and in the section in Item 1A. Risk Factors “Cautionary Factors That May Affect Future Results” in the Company’s Annual report on Form 10-K for the year ended December 31, 2007 describe some, but not all, of the factors that could cause these differences.

OVERVIEW

Our primary goal is to manage the business to achieve profitable operations, while developing and enhancing products to drive revenue and earnings growth. Our challenge continues to be operating in a seasonal, cyclical, and challenging industry environment, while positioning Data I/O to take advantage of any growth in capital spending and growth in market segments, as well as any opportunities to improve programming processes or performance. We saw a downturn in capital spending during the first six months of 2007, but saw a recovery in capital spending during the second half of 2007. In 2008, we experienced a typical seasonally weak first quarter for orders, but have seen strong orders so far in the second quarter of 2008. We anticipate that demand for programming capacity may continue to improve in 2008, in part based on third party forecasted increased 2008 capacity for certain manufacturing segments, and market growth for the flash market, and for certain target customer segments. Tempering this view is the current economic uncertainty regarding forecast business in certain geographic and customer segments.

Following our losses during the first two quarters of 2007, we decided to take additional expense reductions to lower our expected quarterly revenue breakeven point to below $5.3 million when fully implemented during 2007. During the fourth quarter of 2007, we successfully completed these actions consisting of a combination of margin improvements and expense reductions. We have taken actions to improve the effectiveness of our sales and marketing organization. We have reduced expenses by reducing personnel costs, re-engineering some internal processes, and transferring some activities to our lower cost base of operations in China. During the first quarter of 2008, we confirmed the target business model of our restructuring actions by achieving our calculated quarterly revenue breakeven point of below $5.3 million.

We are continuing our efforts to balance increasing costs and strategic investments in our business with the level of demand and mix of business we expect. We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, and automated programming systems for the manufacturing environment, particularly the new FLX500 desktop automated programming system, and extending the capabilities and support for our FlashCORE architecture and the

ProLINE-RoadRunner and PS families. We are also continuing to implement our new applications innovation strategy. This strategy provides complete solutions to target customer’s business problems. These solutions will expand beyond what we have considered as products in the past. These solutions will have a larger software element, may involve third-party components, and in many cases, will be developed to address a specific customer’s requirements. We believe by adding these features to our strategic product platforms, we will be able to set ourselves apart from other product suppliers and elevate our relationships with our customers.

Our customer focus has been on strategic high volume manufacturers in key market segments - wireless, automotive, industrial controls and programming centers - supporting NAND Flash and microcontrollers on our newer products to gain new accounts and to break into new markets, such as microcontrollers for the automotive market. We continue to address the effectiveness of our sales and marketing organization and sales channels. With the sales decline we experienced in the first half of 2007 in China, we recognized the need to diversify our customer base there and are taking steps to broaden our channels of distribution in China to reach a greater number of customers. This decision, made at the end of the first quarter of 2007, included the elimination of some China direct selling expenses and increased use of agents that have established relationships with the desired customers. We have also added additional Asian sales channel management to drive Asia sales and manage this important region. During the first quarter of 2008, we added three new channels and expect that we will continue to add sales channels throughout the year to provide greater and more effective sales coverage globally. We continue our efforts to partner with the semiconductor manufacturers to better serve our mutual customers and members of the Preferred Partnership Program. The Preferred Partnership Program formalizes our mutual support relationship and is designed to increase collaboration between the semi conductor vendor and Data I/O to better serve customers.

On March 18, 2008, the Company completed the sale of selected patents and patent applications to Leannoux Properties AG L.L.C. Net proceeds were approximately $3.3 million with a net gain of approximately $2.1 million.

BUSINESS RESTRUCTURING

In 2007, we continued our restructuring activities in view of the declining revenues and gross margins during the first and second quarters of 2007, to further improve our operating results and our effectiveness of the sales and marketing organization and sales channels. During the first quarter of 2007, we recorded restructuring charges of approximately $200,000 primarily related to severance charges. During the second quarter of 2007, we recorded an additional $632,000 of restructuring charges. These actions included reengineering some internal processes, integration of some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels. During the third quarter of 2007, we recorded a net expense reversal of $107,000 comprised of $54,000 of additional expense, primarily relating to facilities, and a reversal of $161,000 of previously accrued severance primarily due to certain employees who had been scheduled for termination had their termination notice rescinded. At March 31, 2008, we have completed the previously planned restructuring actions and only $2,000 remains accrued and is expected to be paid out during the next quarter.

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2007 and have not materially changed as of March 31, 2008.

Results of Operations

NET SALES

(in thousands)

	First Quarter

Net sales by product line	2008	% Change	2007

Automated programming systems	$3,528	2.1%	$3,455
Non-automated programming systems	2,660	3.4%	2,573

Total programming systems	$6,188	2.7%	$6,028

	First Quarter

Net sales by location	2008	% Change	2007

United States	$969	(27.7%)	$1,340
% of total	15.7%		22.2%
International	$5,219	11.3%	$4,688
% of total	84.3%		77.8%

The revenue increase for the first quarter of 2008 compared to the first quarter of 2007 is primarily due to higher sales of our ProLINE-RoadRunner, FLX500, FlashPAK and adapter products. In particular, we achieved our highest sales ever of our FLX500 system which included additional orders from a large handset manufacturer for our Flash Media Duplications solution built on the FLX500 platform. Sales were favorably impacted by a higher percentage of sales that were taken as direct sales versus indirect sales that include certain channel discounts. Offsetting these increases in part was a decrease in our PS Series, reflecting a decline in sales to programming centers. Also, the continuing trend of decreased sales of our “legacy,” older non-automated product lines occurred during the first quarter of 2008 compared to the first quarter in 2007. Orders booked during the first quarter of 2008 decreased approximately 5% from the first quarter of 2007, which management believes was due to certain customers delaying placing expected large orders. Because we received a number of these large orders just after quarter end, we are starting off the second quarter with strong orders totaling more than $2.5 million through April 23, 2008, as stated in our first quarter earnings release. The backlog of orders totaled $1.5 million at the end of the first quarter of 2008, a slight decrease compared with the backlog amount at March 31, 2007.

During the first quarter of 2008, sales in the United States decreased approximately 28% compared to the same period in 2007, reflecting what we believe to be a continued shift to international markets of manufacturing capacity related demand and continued decline of sales of legacy product related business. International sales for the first quarter of 2008 increased by approximately 11% compared to the same period in 2007 primarily due to a 22% increase in sales in Asia, particularly in China. Order bookings increased approximately 61% in Asia in the first quarter of 2008 compared to the same period in 2007. This success we are experiencing in Asia provides confirmation that the changes we made during 2007 to our Asian channels and management are proving effective. During the first quarter of 2008, we added three new sales channels and expect to add additional sales channels throughout the year to provide greater and more effective sales globally.

As noted above, FLX500 sales were particularly strong during the first quarter and we expect that momentum to continue. We also are increasing our emphasis on automotive electronics accounts. This business is tied to increasing functionality across all models independent of overall production and annual model changes. We are developing new solutions for this sector that will be introduced this year and believe that this business should grow for us in 2008.

GROSS MARGIN

	First Quarter

(in thousands)	2008		2007

Gross Margin	$3,761	13.3%	$3,320
Percentage of net sales	60.8%		55.1%

Gross margins during the first quarter of 2008 increased in both dollars and as a percentage of sales compared to the first quarter of 2007. The overall gross margin increase in dollars and as a percentage of sales was primarily due to the favorable product and channel mix of approximately $176,000, as well as operations variances. The overall gross margin percentage increase also relates to restructuring actions taken during 2007 which lowered factory costs and provided savings from transferring our adapter production to China. We also increased prices on certain products where we had demonstrated substantial improvements in customer value and increased sales of our support contracts. We had favorable operations variances compared to the first quarter of 2007 of approximately $211,000 including reduced scrap and material usage; more depreciated cost on used system sales; and more favorable standard cost purchase price variances. Partially offsetting the favorable operations variance comparisons were higher inventory charges by $20,000, as well as higher freight, and euro denominated costs. We expect to continue to focus on achieving our 60% target gross margin and improving our inventory investment turnover through a focused initiative on improving factory controls and operating ratios.

RESEARCH AND DEVELOPMENT

	First Quarter

(in thousands)	2008	2007

Research and development	$1,099	$1,370
Percentage of net sales	17.8%	22.7%

Research and development (“R&D”) spending for the first quarter of 2008 compared to the first quarter of 2007 decreased by approximately $270,000 primarily due to the restructure actions and the re-engineering of internal processes. R&D as a percentage of net sales decreased in part due to the increase in sales for the first quarter of 2008. We expect that R&D should moderate as a percentage of sales with expected increases in revenues as the development of new platforms are completed and the engineering focus moves from significant platform development to product and application enhancements and extensions as part of our application innovation focus.

SELLING, GENERAL AND ADMINISTRATIVE

	First Quarter

(in thousands)	2008	2007

Selling, general & administrative	$2,027	$2,538
Percentage of net sales	32.8%	42.1%

Selling, general and administrative (“SG&A”) expenses decreased approximately $510,000 for the first quarter of 2008 compared to the first quarter of 2007 due primarily to a decrease in net personnel costs of approximately $345,000 related to the 2007 restructure. We also experienced decreased professional service costs of approximately $86,000 and decreased marketing costs of approximately $76,000. Offsetting these decreased amounts was an increase of approximately $100,000 of higher bonus expense.

INTEREST

	First Quarter

(in thousands)	2008	2007

Interest income	$40	$22
Interest expense	($8)	($10)

Interest income increased during the first quarter of 2008 compared to the same period in 2007 due to the increase in cash balance from the patent sale and from cash collected from a distributor and increased amounts invested during the quarter. Interest expense decreased in the first quarter of 2008 compared to the same period in 2007 due to the lower balance on the equipment capital lease.

INCOME TAXES

	First Quarter

(in thousands)	2008	2007

Income tax expense (benefit)	$32	$6

Income tax expense recorded for the first quarter of 2008 and 2007 resulted from foreign and state taxes. The tax effective rate differed from the statutory tax rate primarily due to the effect of valuation allowances and state taxes. Data I/O has a valuation allowance of $8,811,000 as of March 31, 2008. Our deferred tax assets and valuation allowance were reduced by $66,000 associated with the requirements of FIN 48 accounting for uncertain tax positions.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	Mar. 31, 2008	Change	Dec. 31, 2007

Working capital	$15,994	$2,932	$13,062

At March 31, 2008, Data I/O’s principal sources of liquidity consisted of existing cash and cash equivalents. Our working capital increased by $2,932,000 from December 31, 2007 and our current ratio increased from 3.5 at December 31, 2007 to 3.9 at March 31, 2008.

Our cash and cash equivalents increased by approximately $2 million during the three months ended March 31, 2008 primarily due to the cash received in association with the patent sale and a gain of approximately $2.1 million. Cash provided by operations primarily included a $500,000 increase in accounts receivable due to late sales during the quarter. Cash provided by operations also included a $200,000 increase in inventory.

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

LONG-TERM DEBT

(in thousands)	Mar. 31, 2008	Change	Dec. 31, 2007

Long-term debt	$308	($29)	$337

During the third quarter of 2006, the Company entered into a five year capital lease agreement in the amount of $591,145. The lease was used to fund new equipment and installation associated with our move to the new facility in July of 2006. See Note 9, “Long-Term Debt.”

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted above in Note 7, “Operating Lease and Other Commitments”, Data I/O had no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is encouraged, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The implementation of this standard did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to elect to measure certain financial instruments and other items at fair value through earnings. The fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS 159 requires additional financial statement presentation and disclosure requirements for those entities that elect to adopt the standard and is effective for fiscal years beginning after November 15, 2007. The implementation of this standard relating to the assets and liabilities carried at fair value on a recurring basis did not have a material impact on our consolidated financial statements.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

As of March 31, 2008, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position except as described below.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the Risk Factors described in our Annual Report.

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

(a) Exhibits

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.17.

(2)	Amended and Restated Retirement Plan and Trust Agreement. See Exhibit 10.2, 10.3, 10.4, 10.8, 10.11, 10.12, and 10.13.

(3)	Summary of Amended and Restated Management Incentive Compensation Plan. See Exhibit 10.9.

(4)	Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.

(5)	Amended and Restated 1986 Stock Option Plan. See Exhibit 10.15.

(6)	Form of Change in Control Agreements. See Exhibit 10.21 and 10.22.

(7)	1996 Director Fee Plan. See Exhibit 10.14.

(8)	Letter Agreement with Frederick R. Hume. See Exhibit 10.16.

(9)	Amended and Restated 2000 Stock Compensation Incentive Plan. See Exhibit 10.18.

(10)	Form of Option Agreement. See Exhibit 10.20.

(11)	Data I/O Corporation Tax Deferral Retirement Plan. See Exhibit 10.19, 10.24, 10.32, and 10.33

(12)	Harald Weigelt Employment Agreement. See Exhibit 10.23.

3	Articles of Incorporation:

3.1	Data I/O’s restated Articles of Incorporation filed November 2, 1987 (Incorporated by reference to Exhibit 3.1 of Data I/O’s 1987 Annual Report on Form 10-K (File No. 0-10394)).

3.2	Data I/O’s Bylaws as amended and restated as of February 2006 October 2003 (Incorporated by reference to Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

3.3

Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit A to Exhibit 1 of Data I/O’s Registration Statement on Form 8-A filed April 4, 1988 (File No. 0-10394).

4	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1

Rights Agreement, dated as of April 4, 1998, between Data I/O Corporation and Mellon Shareholder Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C) as Rights Agent, which includes: as Exhibit A thereto, the Form of Right Certificate; and, as Exhibit B thereto, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 13, 1998).

4.2

Rights Agreement, dated as of March 31, 1998, between Data I/O Corporation and First Jersey National Bank, as Rights Agent, as amended by Amendment No. 1 thereto, dated as of May 28, 1992 and Amendment No. 2 thereto, dated as of July 16, 1997 (Incorporated by reference to Data I/O’s Report on Form 8-K filed on March 13, 1998).

4.3

Amendment No. 1, dated February 10, 1999, to Rights Agreement, dated as of April 4, 1998, between Data I/O Corporation and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C) as Rights Agent (Incorporated herein by reference to Exhibit 4.1 of Data I/O’s Form 8-A/A dated February 10, 1999.

4.4

Amendment No. 2 to Rights Agreement, dated as of April 3, 2008 between Data I/O Corporation and Mellon Investor Services LLC (ChaseMellon Shareholder Services, L.L.C.) (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on April 4, 2008).

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

10.27	Amended and Restated 2000 Stock Compensation Incentive Plan dated May 24, 2006 (Incorporated by reference to Data I/O’s 2006 Proxy Statement dated April 6, 2006).

10.28	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.28 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.29	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.29 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.30	Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 25, 2008).

10.31	First Amendment to the Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 25, 2008).

10.32	Orchard Trust Company Defined Contribution Prototype Plan and Trust (Incorporated by reference to Exhibit 10.32 of Data I/O’s 2007 Annual Report on Form 10K (File No. 0-10394)).

10.33	Orchard Trust Company Non-standardized 401(k) Plan (Incorporated by reference to Exhibit 10.33 of Data I/O’s 2007 Annual Report on Form 10K (File No. 0-10394)).

31	Certification – Section 302:

31.1	Chief Executive Officer Certification

31.2	Chief Financial Officer Certification

32	Certification – Section 906:

32.1	Chief Executive Officer Certification

32.2	Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATA I/O CORPORATION
(REGISTRANT)
DATED: May 14, 2008
	By:	//S//Joel S. Hatlen

Joel S. Hatlen
Vice President - Finance
Chief Financial Officer
Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

	By:	//S//	Frederick R. Hume

Frederick R. Hume
President
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)