Form 10-Q
period 2008-06-30
DATA I/O CORP
filed 2008-08-14
CIK 351998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2008

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

DATA I/O CORPORATION

FORM 10-Q
For the Quarter Ended June 30, 2008

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30, 2008	Dec. 31, 2007

(in thousands, except share data)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,764	$7,637
Trade accounts receivable, less allowance for
doubtful accounts of $147 and $130	6,938	5,299
Inventories	5,061	4,980
Other current assets	255	323

TOTAL CURRENT ASSETS	23,018	18,239
Property and equipment - net	2,240	2,257
Other assets	122	124

TOTAL ASSETS	$25,380	$20,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,404	$1,204
Accrued compensation	1,369	1,025
Deferred revenue	1,664	1,715
Other accrued liabilities	1,055	1,104
Accrued costs of business restructuring	—	8
Income taxes payable	52	3
Notes payable	121	118

TOTAL CURRENT LIABILITIES	5,665	5,177
Long-term other payables	23	20
Long-term debt	279	337
COMMITMENTS	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	—	—
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,821,296
and 8,765,767 shares	20,994	20,724
Accumulated deficit	(2,585)	(6,429)
Accumulated other comprehensive income	1,004	791

TOTAL STOCKHOLDERS’ EQUITY	19,413	15,086

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,380	$20,620

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

(in thousands, except per share data)
Net sales	$8,023	$5,778	$14,211	$11,806
Cost of goods sold	3,465	2,940	5,891	5,648

Gross margin	4,558	2,838	8,320	6,158
Operating expenses:
Research and development	1,166	1,286	2,265	2,657
Selling, general and administrative	2,287	2,027	4,315	4,565
Net provision for business restructure	(2)	632	7	832

Total operating expenses	3,451	3,945	6,587	8,054

Operating income (loss)	1,107	(1,107)	1,733	(1,896)
Non-operating income (expense):
Interest income	46	30	86	52
Interest expense	(8)	(10)	(16)	(20)
Gain on sale	—	—	2,115	—
Foreign currency exchange	77	11	(22)	9

Total non-operating income (expense)	115	31	2,163	41

Income (loss) before income taxes	1,222	(1,076)	3,896	(1,855)
Income tax expense (benefit)	19	3	52	9

Net income (loss)	$1,203	($ 1,079)	$3,844	($ 1,864)

Basic earnings (loss) per share	$0.14	($ 0.13)	$0.44	($ 0.22)

Diluted earnings (loss) per share	$0.13	($ 0.13)	$0.42	($ 0.22)

Weighted average shares outstanding - basic	8,806	8,562	8,790	8,527

Weighted average and potential shares outstanding - diluted	9,091	8,562	9,062	8,527

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the six months ended	June 30, 2008	June 30, 2007

(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$3,844	($ 1,864)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	200	513
Write-off of property, plant and equipment	2	7
Gain on sale of patent	(2,115)	—
Equipment transferred to cost of goods sold	180	234
Share-based compensation	200	153
Net change in:
Deferred revenue	5	154
Trade accounts receivable	(1,488)	2,280
Inventories	(13)	(519)
Other current assets	74	178
Accrued costs of business restructuring	(8)	407
Accounts payable and accrued liabilities	603	(812)
Deposits and other long-term assets	(1)	1

Net cash provided by (used in) operating activities	1,483	732
INVESTING ACTIVITIES:
Purchases of property and equipment	(112)	(311)
Net proceeds from sale of patent	2,115	—

Net cash provided by (used in) investing activities	2,003	(311)
FINANCING ACTIVITIES:
Proceeds from issuance of common stock	70	225
Payment of capital lease obligation	(55)	(50)

Net cash provided by (used in) financing activities	15	175

Increase/(decrease) in cash and cash equivalents	3,501	596
Effects of exchange rate changes on cash	(374)	(170)
Cash and cash equivalents at beginning of year	7,637	2,478

Cash and cash equivalents at end of quarter	$10,764	$2,904

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of June 30, 2008 and 2007, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2007.

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

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) and the Securities and Exchange Commission issued Staff Accounting Bulleting No. 107 (“SAB 107”) requiring the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, stock awards, and employee stock purchases, based on estimated fair values on the grant dates. The Company adopted SFAS 123(R) using the modified prospective method, which required the application of the accounting standard as of January 1, 2006. Total share-based compensation for the three and six months ended June 30, 2008 was $106,000 and $200,000, respectively. Total share-based compensation for the three and six months ended June 30, 2007 was $70,000 and $153,000, respectively.

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

Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three and six months ended June 30, 2008. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

The Company has incurred net operating losses in certain past years. The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. There was $66,000 of unrecognized tax benefits related to uncertain tax positions as of June 30, 2008. The Company expects the amount of the net deferred tax asset balance and full valuation allowance in future periods to decrease if we have future net income or increase if we incur future net operating losses.

Tax years that remain open for examination include 2004, 2005, 2006, and 2007 in the United States of America. In addition, tax years from 1999 to 2003 may be subject to examination in the event that the Company utilizes the NOL’s or other carry forwards from those years in its current or future year tax return.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157,Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2,Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS 157 in the first quarter of 2009; FSP 157-2 delays the effective date for certain items to the first quarter of 2010  We are evaluating the impact of adopting SFAS 157 on our financial statements.

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

NOTE 2 - RECLASSIFICATIONS

Certain prior period balances may have been reclassified to conform to the presentation used in the current period.

NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

	June 30, 2008	Dec. 31, 2007

Raw material	$2,809	$3,047
Work-in-process	1,166	1,125
Finished goods	1,086	808

Inventories	$5,061	$4,980

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following components (in thousands):

	June 30, 2008	Dec. 31, 2007

Leasehold improvements	$392	$389
Equipment	9,301	8,853

	9,693	9,242
Less accumulated depreciation	7,453	6,985

Property and equipment - net	$2,240	$2,257

NOTE 5 – BUSINESS RESTRUCTURING

During 2007, we continued our restructuring activities during the first and second quarters, to further improve our operating results and the effectiveness of our sales and marketing organization and sales channels. During the first quarter of 2007, we recorded restructuring charges of approximately $200,000 primarily related to severance charges. During the second quarter of 2007, we recorded an additional $632,000 of restructuring charges. These actions included re-engineering some internal processes, integrating some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels. During the third quarter of 2007, we recorded a net expense reversal of $107,000 comprised of $54,000 of additional expense, primarily relating to facilities, and a reversal of $161,000 of previously accrued severance primarily because certain employees who had been scheduled for termination had their termination notice rescinded. At June 30, 2008, we have completed the previously planned restructuring actions with no remaining amounts accrued.

An analysis of the restructuring is as follows (in thousands):

Description	Reserve Balance 12/31/06	2007 Expense	2007 Payments/ Write-offs	Reserve Balance 12/31/07	2008 Expense	2008 Payments/ Write-offs	Reserve Balance 6/30/08

Downsizing US operations:
Employee severance	$2	$411	$413	$—	$9	$9	$—
Facility & other costs	—	5	5	—	—	—	—
Downsizing foreign operations:
Employee severance	—	204	199	5	—	5	—
Facility & other costs	—	105	102	3	—	3	—

Total	$2	$725	$719	$8	$9	$17	$—

NOTE 6 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

	June 30, 2008	Dec. 31, 2007

Product warranty liability	$423	$401
Sales return reserve	175	158
Accrued rent	175	187
Other taxes	67	65
Other	215	293

Other accrued liabilities	$1,055	$1,104

The changes in Data I/O’s product warranty liability are as follows (in thousands):

June 30, 2008

Liability, beginning balance	$401
Net expenses	387
Warranty claims	(387)
Accrual revisions	22

Liability, ending balance	$423

NOTE 7 – OPERATING LEASE AND OTHER COMMITMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At June 30, 2008, the purchase and other obligations totaled $956,000. Data I/O has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

Future annual lease payments at June 30, 2008 (in thousands):

Operating leases

2009	$1,135
2010	895
2011	783
2012	2

Total	$2,815

NOTE 8 – CONTINGENCIES

As of June 30, 2008, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position except as described below.

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

NOTE 9 – LONG-TERM DEBT

On September 27, 2006, the Company entered into a five year capital lease agreement in the amount of $591,145. The imputed interest rate is 7.69%.

At June 30, 2008 scheduled maturities of the capital lease obligation for the years ending December 31 are as follows (in thousands):

2008	70
2009	140
2010	140
2011	106

Total minimum lease payments	456
Less: Amount representing interest	(56)

Present value of capital lease obligation	400
Current portion long-term debt	(121)

Non-current portion long-term debt	$279

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Numerator for basic and diluted earnings per share:
Net income (loss)	$1,203	($1,079)	$3,844	($1,864)

Denominator:
Denominator for basic earnings per share -
weighted-average shares	8,806	8,562	8,790	8,527
Employee stock options and awards	285	—	272	—

Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions of stock options	9,091	8,562	9,062	8,527

Basic and diluted earnings (loss) per share:
Total basic earnings (loss) per share	$0.14	($ 0.13)	$0.44	($ 0.22)
Total diluted earnings (loss) per share	$0.13	($ 0.13)	$0.42	($ 0.22)

The computation for the three and six months ended June 30, 2008 excludes 93,247 and 148,835 options, respectively, to purchase common stock as their effect is anitdilutive. The computation for the three and six months ended June 30, 2007 excludes 1,056,855 to purchase common stock as the effect of their inclusion was anitdilutive.

NOTE 11 – SHARE-BASED COMPENSATION

The impact on our results of operations of recording share-based compensation for the three and six month period ended June 30, 2008 and June 30, 2007 are as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,

	2008	2007		2008	2007

Cost of goods sold	$6	$3		$11	$8
Research and development	12	8		24	20
Selling, general and administrative	88	59		165	125

Total share-based compensation	$106	$70		$200	$153

Impact on net income (loss) per share:	$(0.01)	($0.0	1)	$(0.02)	($0.0	2)
Basic and diluted

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model. The following weighted average assumptions were used to calculate the fair value of stock options granted during the three and six months ended June 30, 2008 and 2007: At June 30, 2008, there remained $859.000 of unamortized expected future compensation expense associated with unvested option grants and restricted stock awards, with a remaining weighted average amortization period of 2.7 years.

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Risk-free interest rates	3.11%	4.97%	3.11%	4.96%
Volatility factors	.54	.59	.54	.59
Expected life of the option in	4.70	4.66	4.70	4.66
years
Expected dividend yield	None	None	None	None

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

For the three and six months ended June 30, 2008 and June 30, 2007 total comprehensive income (loss) was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Net income (loss)	$1,203	($1,079)	$3,844	($1,864)
Foreign currency translation gain	36	76	213	100

Total comprehensive income (loss)	$1,239	($1,003)	$4,057	($1,764)

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

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by us are fair value hedges. Generally, these contracts have maturities less than one year and requireus to exchange foreign currencies for U.S. dollars at maturity. At June 30, 2008, we had a notional value of approximately $463,345 in four foreign exchange contracts outstanding. We recorded the estimated loss in fair value as a non-operating expense for the three and six months ended June 30, 2008 of $7,247 and $21,545, respectively and for the three and six months ended June 30, 2007 of $3,243 and $13,268, respectively. The Euro rates range from 1.5330 to 1.5848, with the hedges all scheduled to be due within the next quarter and with the value at the due dates of $461,397.

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

OVERVIEW

Our primary goal is to manage the business to achieve our target financial model, while developing and enhancing products to drive revenue and earnings growth. Our challenge continues to be operating in a seasonal, cyclical, and challenging industry environment, while positioning Data I/O to take advantage of any growth in capital spending and growth in market segments, as well as any opportunities to improve programming processes or performance. In 2008, we experienced a typical seasonally weak first quarter for orders, but had the highest amount of orders in the past eight years during the second quarter of 2008 totaling $8.8 million. We anticipate that demand for programming capacity may continue to improve in 2008, in part based on third party forecasted increased 2008 capacity for certain manufacturing segments, and market growth for the flash market, and for certain target customer segments. Tempering this view is the current economic uncertainty regarding forecast business in certain geographic and customer segments.

Following our losses during the first two quarters of 2007, we decided to take additional expense reductions to lower our expected quarterly revenue breakeven point to below $5.3 million when fully implemented during 2007. During the fourth quarter of 2007, we successfully completed these actions consisting of a combination of margin improvements and expense reductions. We have taken actions to improve the effectiveness of our sales and marketing organization. We have reduced expenses by reducing personnel costs, re-engineering some internal processes, and transferring some activities to our lower cost base of operations in China. At June 30, 2008, all restructure actions have been completed with no remaining amount accrued. The financial business model our restructuring actions targeted was to achieve gross margins around 60% with operating expenses of 45% delivering an operating income of 15%.

We are continuing our efforts to balance increasing costs and strategic investments in our business with the level of demand and mix of business we expect. We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, and automated programming systems for the manufacturing environment, particularly the new flash media duplication system on the FLX500 desktop automated programming system, and extending the capabilities and support for our FlashCORE architecture and the ProLINE-RoadRunner and PS families. We are also continuing to implement our new applications innovation strategy such as our secure data management initiative. This strategy provides complete solutions to target customer’s business problems. These solutions will expand beyond what we have considered as products in the past. These solutions will have a larger software element, may involve third-party components, and in many cases, will be developed to address a specific customer’s requirements. We believe by adding these features to our strategic product platforms, we will be able to set ourselves apart from other product suppliers and elevate our relationships with our customers.

Our customer focus has been on strategic high volume manufacturers in key market segments - wireless, automotive, industrial controls and programming centers - supporting NAND Flash and microcontrollers on our newer products to gain new accounts and to break into new markets, such as microcontrollers for the automotive market. We continue to address the effectiveness of our sales and marketing organization and sales channels. So far during 2008, we added three new channels and expect that we will continue to add sales channels throughout the year to provide greater and more effective sales coverage globally. We continue our efforts to partner with the semiconductor manufacturers to better serve our mutual customers and members of the Preferred Partnership Program. The

Preferred Partnership Program formalizes our mutual support relationship and is designed to increase collaboration between the semi conductor vendor and Data I/O to better serve customers.

On March 18, 2008, the Company completed the sale of selected patents and patent applications to Leannoux Properties AG L.L.C. Net proceeds were approximately $3.3 million with a net gain of approximately $2.1 million.

BUSINESS RESTRUCTURING

In 2007, we continued our restructuring activities in view of the declining revenues and gross margins during the first and second quarters of 2007, to further improve our operating results and our effectiveness of the sales and marketing organization and sales channels. During the first quarter of 2007, we recorded restructuring charges of approximately $200,000 primarily related to severance charges. During the second quarter of 2007, we recorded an additional $632,000 of restructuring charges. These actions included reengineering some internal processes, integration of some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels. During the third quarter of 2007, we recorded a net expense reversal of $107,000 comprised of $54,000 of additional expense, primarily relating to facilities, and a reversal of $161,000 of previously accrued severance primarily due to certain employees who had been scheduled for termination had their termination notice rescinded. At June 30, 2008, we have completed the previously planned restructuring actions with no remaining amounts accrued.

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2007 and have not materially changed as of June 30, 2008.

Results of Operations

NET SALES

	Three Months Ended			Six Months Ended

Net sales by product line	June 30, 2008	% Change	June 30, 2007	June 30, 2008	% Change	June 30, 2007

Automated programming systems	$4,957	45.5%	$3,408	$8,485	23.6%	$6,863
Non-automated programming systems	3,066	29.4%	2,370	5,726	15.8%	4,943

Total programming systems	$8,023	38.9%	$5,778	$14,211	20.4%	$11,806

	Three Months Ended			Six Months Ended

Net sales by location	June 30, 2008	% Change	June 30, 2007	June 30, 2008	% Change	June 30, 2007

United States	$1,452	16.9%	$1,242	$2,421	(6.2%)	$2,582
% of total	18.1%		21.5%	17.0%		21.9%
International	$6,571	44.9%	$4,536	$11,790	27.8%	$9,224
% of total	81.9%		78.5%	83.0%		78.1%

The revenue increase of $2.2 million for the second quarter of 2008 compared to the second quarter of 2007 is primarily due to higher sales of our automated systems especially the ProLINE-RoadRunner family products, as well as our aftermarket adapters. We also experienced increased sales of the FlashPAK. Offsetting these increases in part was a decrease in our PS Series, reflecting a decline in sales to programming centers. We experienced higher sales particularly in the wireless segment. During the second quarter of 2008, we achieved our highest level in eight years for orders booked totaling $8.8 million. The backlog of orders totaled $2.5 million at the end of the second quarter of 2008, a slight increase compared with the backlog amount at June 30, 2007 of $2.4 million.

During the second quarter of 2008, sales in the United States increased approximately 17% compared to the same period in 2007, reflecting the increased orders for the ProLINE-RoadRunner during the second quarter of 2008. International sales for the second quarter of 2008 increased by approximately 45% compared to the same period in 2007 primarily due to a 67% increase in sales in Asia, particularly in China. Order bookings increased approximately 22% in Asia in the second quarter of 2008 compared to the same period in 2007. This success we are experiencing in Asia provides confirmation that the changes we made during 2007 to our Asian channels and management are proving effective. Sales in Europe during the second quarter of 2008 increased 12% with order bookings in Europe increasing 47% compared to the same period last year. During the second quarter of 2008, we revitalized our sales organization through additions of key personnel in the Americas and also added new sales channels and expect to add additional sales channels throughout the year to provide greater and more effective sales globally.

Typically we have experienced higher seasonal sales in the second half of the year. As noted above, sales were particularly strong during the second quarter and with a $2.5 million ending backlog, we believe we are well positioned going into the third quarter. We introduced and delivered our new extra-large format version of our highly successful ProLINE-RoadRunner to support special requirements of our automotive electronics customers. The opportunity in the automotive business is tied to increasing functionality across all models independent of overall production and annual model changes. With our new solutions for this sector, we believe that this business should grow for us in 2008.

For the first six months of 2008 compared to the same period of 2007, sales increased by approximately 20% in the areas mentioned above for the quarter, as well as an increase in FLX500 sales. Sales in the United Stated decreased approximately 6% reflecting the weaker United States first quarter sales and what we believe to be a continued shift to international markets of manufacturing capacity related demand and continued decline of sales of legacy product related business. We experienced a significant increase of 42% in Asia sales for the first half of 2008 compared to 2007 reflecting the actions taken to add new Asian sales management and address channel coverage.

GROSS MARGIN

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Gross Margin	$4,558	$2,838	$8,320	$6,158
Percentage of net sales	56.8%	49.1%	58.5%	52.2%

Gross margins during the second quarter of 2008 increased in both dollars and as a percentage of sales compared to the second quarter of 2007. The overall gross margin increase in dollars and as a percentage of sales was primarily due to the higher sales volume of approximately $1.4 million and a favorable product mix of approximately $250,000, as well as less unfavorable operations variances. The overall gross margin percentage increase also relates to restructuring actions taken during 2007 which lowered factory costs and provided savings from transferring our adapter production to China. We also increased prices on certain products where we had demonstrated substantial improvements in customer value and increased sales of our support contracts. Partially offsetting the favorable operations variance comparisons were higher excess inventory obsolescence charges of $120,000, as well as higher used system refurbishing costs, higher freight, and euro denominated costs. We expect to continue to focus on achieving our 60% target gross margin and improving our inventory investment turnover through a focused initiative on improving factory controls and operating ratios.

For the first six months of 2008 compared to the same period of 2007, the higher gross margin dollars and gross margin as a percentage of sales are due to the same factors as those described for the second quarter of 2008. For the first six months of 2008 there were $145,000 of favorable operations variances and $116,000 of favorable labor and overhead spending.

RESEARCH AND DEVELOPMENT

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Research and development	$1,166	$1,286	$2,265	$2,657
Percentage of net sales	14.5%	22.3%	15.9%	22.5%

Research and development (“R&D”) spending for the second quarter of 2008 compared to the second quarter of 2007 decreased by approximately $120,000 primarily due to the restructure actions and the re-engineering of internal processes. R&D as a percentage of net sales decreased in part due to the increase in sales for the second quarter of 2008.

R&D spending for the first six months of 2008 compared to the first six months of 2007 also decreased by approximately $390,000 due primarily to the same factors mentioned above.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Selling, general & administrative	$2,287	$2,027	$4,315	$4,565
Percentage of net sales	28.5%	35.1%	30.4%	38.7%

Selling, general and administrative (“SG&A”) expenses increased approximately $260,000 for the second quarter of 2008 compared to the second quarter of 2007 due primarily due to an accrual of $300,000 for anticipated bonus payments for 2008 and increased sales commissions on the higher sales volume.

During the first six months of 2008 compared with the same period in 2007, SG&A expense decreased approximately $250,000 primarily due to a decrease in net personnel of approximately $410,000 related to the 2007 restructure, as well as decreased marketing costs of approximately $112,000, decreased professional service costs of approximately $46,000, and decreased channel expenses of approximately $44,000. Offsetting these decreased amounts in part was $398,000 of accrued bonuses for 2008 where none were accrued for in 2007.

INTEREST

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest income	$46	$30	$86	$52
Interest expense	($8)	($10)	($16)	($ 20)

Interest income increased during the second quarter of 2008 and for the first six months of 2008 compared to the same period in 2007 due to the increase in cash balance amounts invested during the quarter. Interest expense decreased in the second quarter of 2008 and the first six months of 2008 compared to the same period in 2007 due to the lower balance on the equipment capital lease.

INCOME TAXES

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Income tax expense (benefit)	$19	$3	$52	$9

Income tax expense recorded for the second quarter of 2008 and 2007 resulted from foreign and state taxes. The tax effective rate differed from the statutory tax rate primarily due to the effect of valuation allowances and state taxes. Data I/O has a valuation allowance of $8,640,557 as of June 30, 2008. Our deferred tax assets and valuation allowance were reduced by $66,000 associated with the requirements of FIN 48 accounting for uncertain tax positions.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	June 30, 2008	Change	Dec. 31, 2007
Working capital	$17,353	$4,291	$13,062

At June 30, 2008, Data I/O’s principal sources of liquidity consisted of existing cash and cash equivalents. Our working capital increased by $4,291,000 from December 31, 2007 and our current ratio increased from 3.5 at December 31, 2007 to 4.1 at June 30, 2008.

Our cash and cash equivalents increased by approximately $3 million during the six months ended June, 2008 primarily due to the cash received in association with the patent sale and a gain of approximately $2.1 million. Cash provided by operations primarily included a $1.5 million increase in accounts receivable due to late sales during the quarter.

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

LONG-TERM DEBT

(in thousands)	June 30, 2008	Change	Dec. 31, 2007
Long-term debt	$279	($58)	$337

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157,Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2,Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS 157 in the first quarter of 2009; FSP 157-2 delays the effective date for certain items to the first quarter of 2010  We are evaluating the impact of adopting SFAS 157 on our financial statements.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, Data I/O evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable level of assurance. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There were no changes made in our internal controls during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 30, 2008, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position except as described below.

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

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 19, 2008, there were present in person or by proxy the holders of 8,044,695 (91.56%) shares of Common Stock of Data I/O thereby constituting a quorum. The following are the matters approved and the voting results:

(a)	Election of a Board of Directors consisting of the following six (6) directors:

Name	Votes For	Votes Withheld

Daniel A. DiLeo	7,634,153	410,542
Paul A. Gary	7,634,564	410,131
Frederick R. Hume	7,656,161	388,534
Edward D. Lazowska Steven M. Quist William R. Walker	7,634,564 7,633,564 7,634,526	410,131 411,131 410,169

(b)	The proposal to ratify the selection of Grant Thornton LLP as Data I/O’s independent auditors passed as follows: 7,997,063 for; 39,234 against; 8,392 abstain; and 0 broker non-votes.

Item 5.  Other Information

None

Item 6.  Exhibits

(a)	Exhibits

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.17.

(2)	Amended and Restated Retirement Plan and Trust Agreement. See Exhibit 10.2, 10.3, 10.4, 10.8, 10.11, 10.12, and 10.13.

(3)	Summary of Amended and Restated Management Incentive Compensation Plan. See Exhibit 10.9.

(4)	Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.

(5)	Amended and Restated 1986 Stock Option Plan. See Exhibit 10.15.

(6)	Form of Change in Control Agreements. See Exhibit 10.21 and 10.22.

(7)	1996 Director Fee Plan. See Exhibit 10.14.

(8)	Letter Agreement with Frederick R. Hume. See Exhibit 10.16.

(9)	Amended and Restated 2000 Stock Compensation Incentive Plan. See Exhibit 10.18.

(10)	Form of Option Agreement. See Exhibit 10.20.

(11)	Data I/O Corporation Tax Deferral Retirement Plan. See Exhibit 10.19, 10.24, 10.32, and 10.33

(12)	Harald Weigelt Employment Agreement. See Exhibit 10.23.

3	Articles of Incorporation:

3.1	Data I/O’s restated Articles of Incorporation filed November 2, 1987 (Incorporated by reference to Exhibit 3.1 of Data I/O’s 1987 Annual Report on Form 10-K (File No. 0-10394)).

3.2	Data I/O’s Bylaws as amended and restated as of February 2006 (Incorporated by reference to Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

3.3

Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit A to Exhibit 1 of Data I/O’s Registration Statement on Form 8-A filed April 4, 1988 (File No. 0-10394)).

4	Instruments Defining the Rights of Security Holders, Including Indentures:

4.1

Rights Agreement, dated as of April 4, 1998, between Data I/O Corporation and Mellon Shareholder Services, LLC (formerly ChaseMellon Shareholder Services, L.L.C) as Rights Agent, which includes: as Exhibit A thereto, the Form of Right Certificate; and, as Exhibit B thereto, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 13, 1998 (File No. 0-10394)).

4.2

Rights Agreement, dated as of March 31, 1998, between Data I/O Corporation and First Jersey National Bank, as Rights Agent, as amended by Amendment No. 1 thereto, dated as of May 28, 1992 and Amendment No. 2 thereto, dated as of July 16, 1997 (Incorporated by reference to Data I/O’s Report on Form 8-K filed on March 13, 1998 (File No. 0-10394)).

4.3

Amendment No. 1, dated February 10, 1999, to Rights Agreement, dated as of April 4, 1998, between Data I/O Corporation and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C) as Rights Agent (Incorporated herein by reference to Exhibit 4.1 of Data I/O’s Form 8-A/A dated February 10, 1999 (File No. 0-10394)).

4.4

Amendment No. 2 to Rights Agreement, dated as of April 3, 2008 between Data I/O Corporation and Mellon Investor Services LLC (ChaseMellon Shareholder Services, L.L.C.) (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on April 4, 2008 (File No. 0-10394)).

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

10.8	Third Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.35 of Data I/O’s 1996 Annual Report on Form 10-K (File No. 0-10394)).

10.9	Amended and Restated Management Incentive Compensation Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.25 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.10	Amended and Restated Performance Bonus Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.26 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.11	Fourth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.27 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.12	Fifth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.28 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.13	Sixth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.29 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.14	Amended and Restated Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.32 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.15	Amended and Restated 1986 Stock Option Plan dated May 12, 1998 (Incorporated by reference to Exhibit 10.37 of Data I/O’s 1998 Annual Report on Form 10-K (File No. 0-10394)).

10.16	Letter Agreement with Fred R. Hume dated January 29, 1999 (Incorporated by reference to Exhibit 10.35 of Data I/O’s 1999 Annual Report on Form 10-K (File No. 0-10394)).

10.17	Amended and Restated 1982 Employee Stock Purchase Plan dated May 16, 2003 (Incorporated by reference to Data I/O’s 2003 Proxy Statement dated March 31, 2003 (File No. 0-10394)).

10.18	Amended and Restated 2000 Stock Compensation Incentive Plan dated May 20, 2004 (Incorporated by reference to Data I/O’s 2004 Proxy Statement dated April 12, 2004 (File No. 0-10394)).

10.19	Data I/O Corporation Tax Deferred Retirement Plan, as amended (Incorporated by reference to Exhibit 10.20 of Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).

10.20	Form of Option Agreement (Incorporated by reference to Exhibit 10.21 of Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).

10.21	Change in Control Agreement with Fred R. Hume dated March 22, 2007 (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 28, 2007 (File No. 0-10394)).

10.22	Change in Control Agreement with Joel S. Hatlen dated March 22, 2007 (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 28, 2007 (File No. 0-10394)).

10.23	Harald Weigelt Employment Agreement (Incorporated by reference to Exhibit 10.23 of Data I/O’s 2005 Annual Report on Form 10K (File No. 0-10394)).

10.24	Data I/O Corporation Tax Deferral Retirement Plan, as amended (Incorporated by reference to Exhibit 10.24 of Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

10.25	Lease Termination Agreement dated February 28, 2006 (Redmond Headquarters) (Incorporated by reference to Exhibit 10.25 of Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

10.26

Lease, Redmond East Business Campus between Data I/O Corporation and Carr Redmond PLCC dated February 28, 2006 (Incorporated by reference to Exhibit 10.26 of Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

10.27	Amended and Restated 2000 Stock Compensation Incentive Plan dated May 24, 2006 (Incorporated by reference to Data I/O’s 2006 Proxy Statement dated April 6, 2006 (File No. 0-10394)).

10.28	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.28 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.29	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.29 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.30	Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 25, 2008 (File No. 0-10394)).

10.31	First Amendment to the Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 25, 2008 (File No. 0-10394)).

10.32	Orchard Trust Company Defined Contribution Prototype Plan and Trust (Incorporated by reference to Exhibit 10.32 of Data I/O’s 2007 Annual Report on Form 10K (File No. 0-10394)).

10.33	Orchard Trust Company Non-standardized 401(k) Plan (Incorporated by reference to Exhibit 10.33 of Data I/O’s 2007 Annual Report on Form 10K (File No. 0-10394)).

31	Certification – Section 302:
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification

32	Certification – Section 906:
32.1	Chief Executive Officer Certification
32.2	Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATA I/O CORPORATION (REGISTRANT)

DATED: August 14, 2008

By: //S//Joel S. Hatlen Joel S. Hatlen Vice President - Finance Chief Financial Officer Secretary and Treasurer (Principal Financial Officer and Duly Authorized Officer)

By: //S//Frederick R. Hume Frederick R. Hume President Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)