Form 10-K/A
period 2007-12-31
DATA I/O CORP
filed 2008-08-15
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number. 0-10394

DATA I/O CORPORATION
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation)	91-0864123 (I.R.S. Employer Identification No.)

6464 185th Ave NE, Suite 101, Redmond, Washington, 98052

(425) 881-6444

(Address, including zip code, of registrant’s principle executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock (No Par Value)	Name of each exchange on which registered (I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

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

DATA I/O CORPORATION

FORM 10-K / A

For the Fiscal Year Ended December 31, 2007

INDEX

Part II

Item 9A.	Controls and Procedures	4

Part IV

Item 15.	Exhibits, Financial Statement Schedules	5

Signatures	10

EXPLANATORY NOTE

Data I/O Corporation is required by Exchange Act Rules 13a-15and 15d-15 to conduct an evaluation of our internal control over financial reporting and to provide an assessment and a conclusion as to the effectiveness of our internal control over financial reporting, as required by Item 308(T)a of Regulations S-K. Management did perform an assessment of our internal control over financial reporting as of December 31, 2007, however, management’s report on internal control over financial reporting was inadvertently excluded from the Annual Report on Form 10-K for the year ended December 31, 2007. Item 9A (b) Controls and Procedures is being refiled to correct this exclusion.

In addition, the certifications under section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 32.1 and 32.2, respectively, to the Annual Report on Form 10-K for the year ended December 31, 2007 contained an inadvertent omission of the introductory language of paragraph 4 of Item 601(b) (31) of Regulation S-K. The certifications omitted certain language referring to internal control over financial reporting and such certifications are being refiled to correct the omission.

.

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

(b)   Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control systems was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 and includes those policies and procedures that:

(i)  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii)  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii)  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

All internal controls, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statements preparation and presentation.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment we concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

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

(c) Changes in internal controls.

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

Consolidated Balance Sheets as of December 31, 2007 and 2006

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

4.1

Rights Agreement, dated as of April 4, 1998, between Data I/O Corporation and ChaseMellon Shareholder Services, L.L.C. as Rights Agent, which includes: as Exhibit A thereto, the Form of Right Certificate; and, as Exhibit B thereto, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 13, 1998(File No. 0-10394)).

4.2

Rights Agreement, dated as of March 31, 1988, between Data I/O Corporation and First Jersey National Bank, as Rights Agent, as amended by Amendment No. 1 thereto, dated as of May 28, 1992 and Amendment No. 2 thereto, dated as of July 16, 1997 (Incorporated by reference to Data I/O’s Report on Form 8-K filed on March 13, 1998(File No. 0-10394)).

4.3

Amendment No. 1, dated as of February 10, 1999, to Rights Agreement, dated as of April 4, 1998, between Data I/O Corporation and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (Incorporated by reference to Exhibit 4.1 of Data I/O’s Form 8-A/A dated February 10, 1999(File No. 0-10394)).

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

10.8	Third Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.35 of Data I/O’s 1996 Annual Report on Form 10-K (File No. 0-10394)).

10.9	Amended and Restated Management Incentive Compensation Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.25 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.10	Amended and Restated Performance Bonus Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.26 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.11	Fourth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.27 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.12	Fifth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.28 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.13	Sixth Amendment to the Data I/O Tax Deferred Retirement Plan (Incorporated by reference to Exhibit 10.29 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.14	Amended and Restated Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.32 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.15	Amended and Restated 1986 Stock Option Plan dated May 12, 1998 (Incorporated by reference to Exhibit 10.37 of Data I/O’s 1998 Annual Report on Form 10-K (File No. 0-10394)).

10.16	Letter Agreement with Fred R. Hume dated January 29, 1999. (Incorporated by reference to Exhibit 10.35 of Data I/O’s 1999 Annual Report on Form 10-K (File No. 0-10394)).

10.17	Amended and Restated 1982 Employee Stock Purchase Plan dated May 16, 2003 (Incorporated by reference to Data I/O’s 2003 Proxy Statement dated March 31, 2003(File No. 0-10394)).

10.18	Amended and Restated 2000 Stock Compensation Incentive Plan dated May 20, 2004 (Incorporated by reference to Data I/O’s 2004 Proxy Statement dated April 12, 2004(File No. 0-10394)).

10.19	Data I/O Corporation Tax Deferral Retirement Plan, as amended (Incorporated by reference to Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).

10.20	Form of Option Agreement (Incorporated by reference to Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).

10.21	Change in Control Agreement with Fred R. Hume dated March 22, 2007 (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 28, 2007(File No. 0-10394)).

10.22	Change in Control Agreement with Joel S. Hatlen dated March 22, 2007 (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 28, 2007(File No. 0-10394)).
10.23	Harald Weigelt Employment Agreement (Incorporated by reference to Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

10.24	Data I/O Corporation Tax Deferral Retirement Plan, as amended (Incorporated by reference to Data I/O’s 2005 Annual Report on Form 10K (File No. 0-10394)).

10.25	Lease Termination Agreement dated February 28, 2006 (Redmond Headquarters) (Incorporated by reference to Data I/O’s 2005 Annual Report on Form 10K (File No. 0-10394)).

10.26

Lease, Redmond East Business Campus between Data I/O Corporation and Carr Redmond PLCC dated February 28, 2006 (Incorporated by reference to Data I/O’s 2005 Annual Report on Form 10K (File No. 0-10394)).

10.27	Amended and Restated 2000 Stock Compensation Incentive Plan dated May 24, 2006 (Incorporated by reference to Data I/O’s 2006 Proxy Statement dated April 6, 2006).

10.28	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.28 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.29	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.29 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.30	Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 25, 2008(File No. 0-10394)).

10.31	First Amendment to the Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 25, 2008(File No. 0-10394)).

10.32	Orchard Trust Company Defined Contribution Prototype Plan and Trust (Incorporated by reference to Exhibit 10.32 of Data I/O’s 2007 Annual Report on Form 10K (File No. 0-10394)).

10.33	Orchard Trust Company Non-standardized 401(k) Plan (Incorporated by reference to Exhibit 10.33 of Data I/O’s 2007 Annual Report on Form 10K (File No. 0-10394)).

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31	Certification – Section 302:

31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification

32	Certification – Section 906:

32.1	Chief Executive Officer Certification
32.2	Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA I/O CORPORATION
(REGISTRANT)

DATED:	August 13, 2008	By: //S//Frederick R. Hume
Frederick R. Hume
President and Chief Executive Officer