Form 10-K/A
period 2007-12-31
DATA I/O CORP
filed 2008-09-19
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

FORM 10-K/A

For the Fiscal Year Ended December 31, 2007

INDEX

Part II

Item 9A.	Controls and Procedures	2

Part IV
Item 15.	Exhibits, Financial Statement Schedules	4

Signatures	10

i

EXPLANATORY NOTE

Data I/O Corporation (the “Company”) is filing this Amendment No. 2 on Form 10K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2007, which was originally filed March 31, 2008 (the “Original Filing”), and was amended by Amendment No. 1 to Form 10-K filed on August 15, 2008. The purpose of the Amendment is to amend and restate Item 9A in its entirety. As disclosed below, Item 9A revises management’s conclusions regarding the effectiveness of the Company's disclosure controls and procedures as of December 31, 2007 solely as a result of its failure to file management’s annual report on internal control over financial reporting in the Original Filing.

This Form 10-K/A (Amendment No. 2) is limited in scope to the items identified above and should be read in conjunction with the Form 10-K and our other filings with the SEC.

This Form 10-K/A (Amendment No. 2) does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K. With this Form 10-K/A (Amendment No. 2), the Principal Executive Officer and Principal Financial Officer of the Company have reissued their certifications required by Section 302 of the Sarbanes-Oxley Act of 2002, included in Part IV, Item 15. Exhibits, Financial Statement Schedules, furnished herewith.

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

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Company’s disclosure controls and procedures were not effective and solely because of the inadvertent omission of the required management’s report on internal control over financial reporting in its Form 10-K when it was originally filed on March 31, 2008.

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

10.27	Amended and Restated 2000 Stock Compensation Incentive Plan dated May 24, 2006 (Incorporated by reference to Data I/O’s 2006 Proxy Statement dated April 6, 2006).

10.28	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.28 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.29	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.28 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.30	Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 25, 2008 (File No. 0-10394)).

10.31	First Amendment to the Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 25, 2008(File No. 0-10394)).

10.32	Orchard Trust Company Defined Contribution Prototype Plan and Trust (Incorporated by reference to Exhibit 10.32 of Data I/O’s 2007 Annual Report on Form 10K (File No. 0-10394)).

10.33	Orchard Trust Company Non-standardized 401(k) Plan (Incorporated by reference to Exhibit 10.33 of Data I/O’s 2007 Annual Report on Form 10K (File No. 0-10394)).

21.1	Subsidiaries of the Registrant*

23.1	Consent of Independent Registered Public Accounting Firm*

31	Certification – Section 302:

31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification

32	Certification – Section 906:

32.1	Chief Executive Officer Certification*
32.2	Chief Financial Officer Certification*

*  Previously filed with the annual report on Form 10-K filed on March 31, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA I/O CORPORATION
(REGISTRANT)

DATED:	September 19, 2008	By: //S//Frederick R. Hume
Frederick R. Hume President and Chief Executive Officer