Form 10-Q
period 2008-09-30
DATA I/O CORP
filed 2008-11-14
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
( X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Or the transition period from ___________to___________

Commission File No. 0-10394

DATA I/O CORPORATION

(Exact name of registrant as specified in its charter)

Washington	91-0864123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer __	Accelerated filer __Non-accelerated filer __Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ NoX

8,869,245 shares of no par value of the Registrant’s Common Stock were issued and outstanding as of November 7, 2008.

DATA I/O CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2008

INDEX

Part I - Financial Information	Page

Item 1.	Financial Statements (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II - Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	19

Item 2.	Changes in Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures	20

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

	Sept. 30,	Dec. 31,
	2008	2007
(in thousands, except share data)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,556	$7,637
Trade accounts receivable, less allowance for
doubtful accounts of $168 and $130	7,841	5,299
Inventories	5,301	4,980
Other current assets	177	323
TOTAL CURRENT ASSETS	24,875	18,239

Property and equipment - net	2,126	2,257
Other assets	114	124
TOTAL ASSETS	$27,115	$20,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,464	$1,204
Accrued compensation	1,606	1,025
Deferred revenue	1,570	1,715
Other accrued liabilities	1,201	1,104
Accrued costs of business restructuring	-	8
Income taxes payable	137	3
Notes payable	123	118
TOTAL CURRENT LIABILITIES	6,101	5,177

Long-term other payables	77	20
Long-term debt	249	337

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,865,620
and 8,765,767 shares	21,221	20,724
Accumulated deficit	(1,379)	(6,429)
Accumulated other comprehensive income	846	791
TOTAL STOCKHOLDERS’ EQUITY	20,688	15,086
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,115	$20,620

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three Months Ended	Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2008	2007	2008	2007
(in thousands, except per share data)

Net sales	$7,807	$7,283	$22,018	$19,089
Cost of goods sold	3,143	2,771	9,035	8,419
Gross margin	4,664	4,512	12,983	10,670

Operating expenses:
Research and development	1,093	1,036	3,358	3,693
Selling, general and administrative	2,231	1,969	6,545	6,534
Net provision for business restructure	-	(107)	7	725
Total operating expenses	3,324	2,898	9,910	10,952

Gain on sale	-	-	2,115	-

Operating income (loss)	1,340	1,614	5,188	(282)

Non-operating income (expense):
Interest income	29	19	115	70
Interest expense	(7)	(8)	(23)	(28)
Other	-	1	-	1
Foreign currency exchange	(66)	(21)	(88)	(11)
Total non-operating income (expense)	(44)	(9)	4	32

Income (loss) before income taxes	1,296	1,605	5,192	(250)

Income tax expense (benefit)	90	(1)	142	8

Net income (loss)	$1,206	$1,606	$5,050	($258)

Basic earnings (loss) per share	$0.14	$0.19	$0.57	($0.03)
Diluted earnings (loss) per share	$0.13	$0.18	$0.56	($0.03)

Weighted average shares outstanding - basic	8,839	8,613	8,806	8,555
Weighted average and potential shares outstanding - diluted	9,167	8,815	9,097	8,555

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Sept. 30,	Sept. 30,
For the nine months ended	2008	2007
(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$5,050	($258)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	700	797
Write-off of property, plant and equipment	2	15
Gain on sale of patent	(2,115)	-
Equipment transferred to cost of goods sold	205	736
Share-based compensation	302	216
Net change in:
Deferred revenue	(109)	284
Trade accounts receivable	(2,621)	1,617
Inventories	(322)	(763)
Other current assets	146	322
Accrued costs of business restructuring	(8)	148
Accounts payable and accrued liabilities	1,036	(532)
Deposits and other long-term assets	(1)	3
Net cash provided by (used in) operating activities	2,265	2,585

INVESTING ACTIVITIES:
Purchases of property and equipment	(858)	(632)
Net proceeds from sale of patent	2,115	-
Net cash provided by (used in) investing activities	1,257	(632)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	195	250
Payment of capital lease obligation	(83)	(76)
Net cash provided by (used in) financing activities	112	174

Increase/(decrease) in cash and cash equivalents	3,634	2,127

Effects of exchange rate changes on cash	285	(499)
Cash and cash equivalents at beginning of year	7,637	2,478
Cash and cash equivalents at end of quarter	11,556	$4,106

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of September 30, 2008 and 2007, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2007.

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

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) and the Securities and Exchange Commission issued Staff Accounting Bulleting No. 107 (“SAB 107”) requiring the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, stock awards, and employee stock purchases, based on estimated fair values on the grant dates. The Company adopted SFAS 123(R) using the modified prospective method, which required the application of the accounting standard as of January 1, 2006. Total share-based compensation for the three and nine months ended September 30, 2008 was $102,000 and $302,000, respectively. Total share-based compensation for the three and nine months ended September 30, 2007 was $63,000 and $216,000, respectively.

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

Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three and nine months ended September 30, 2008. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

The Company has incurred net operating losses in certain past years. The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. There was $71,000 of unrecognized tax benefits related to uncertain tax positions as of September 30, 2008.

Tax years that remain open for examination include 2004, 2005, 2006, and 2007 in the United States of America. In addition, tax years from 1999 to 2003 may be subject to examination in the event that the Company utilizes the NOL’s or other carry forwards from those years in its current or future year tax return.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157,Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2,Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS 157 in the first quarter of 2009; FSP 157-2 delays the effective date for certain items to the first quarter of 2010. Effective January 1, 2008, we adopted the provisions of SFAS No. 157 for our financial assets and liabilities which only included our foreign exchange contracts (see Note 14, “Foreign Currency Translations and Derivatives”). The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have an effect on our financial position or results of operations. Although the adoption of SFAS N. 157 did not impact our results of operations, we are now required to provide additional disclosures as part of our financial statements. Our foreign exchange contracts are classified as a Level 1 fair value category given the quoted price in an active market.

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

NOTE 2 - RECLASSIFICATIONS

Certain prior period balances may have been reclassified to conform to the presentation used in the current period.

NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

	Sept. 30, 2008	Dec. 31, 2007
Raw material	$3,128	$3,047
Work-in-process	1,127	1,125
Finished goods	1,046	808
Inventories	$5,301	$4,980

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following components (in thousands):

	Sept. 30, 2008	Dec. 31, 2007
Leasehold improvements	$393	$389
Equipment	8,834	8,853
	9,227	9,242
Less accumulated depreciation	7,101	6,985
Property and equipment - net	$2,126	$2,257

NOTE 5 – BUSINESS RESTRUCTURING

During 2007, we continued our restructuring activities during the first and second quarters, to further improve our operating results and the effectiveness of our sales and marketing organization and sales channels. During the first quarter of 2007, we recorded restructuring charges of approximately $200,000 primarily related to severance charges. During the second quarter of 2007, we recorded an additional $632,000 of restructuring charges. These actions included re-engineering some internal processes, integrating some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels. During the third quarter of 2007, we recorded a net expense reversal of $107,000 comprised of $54,000 of additional expense, primarily relating to facilities, and a reversal of $161,000 of previously accrued severance primarily because certain employees who had been scheduled for termination had their termination notice rescinded. At September 30, 2008, we have completed the previously planned restructuring actions with no remaining amounts accrued.

NOTE 6 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

	Sept. 30,	Dec. 31,
	2008	2007
Product warranty liability	$431	$401
Sales return reserve	201	158
Accrued rent	166	187
Other taxes	145	139
Other	258	219
Other accrued liabilities	$1,201	$1,104

The changes in Data I/O’s product warranty liability are as follows (in thousands):

Sept. 30, 2008

Liability, beginning balance	$401
Net expenses	534
Warranty claims	(534)
Accrual revisions	30
Liability, ending balance	$431

NOTE 7 – OPERATING LEASE AND OTHER COMMITMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At September 30, 2008, the purchase and other obligations totaled $667,000. Data I/O has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

Future annual lease payments at September 30, 2008 (in thousands):

Operating
leases

2009	$1,039
2010	872
2011	564
2012	2
Total	$2,477

NOTE 8 – CONTINGENCIES

As of September 30, 2008, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position except as described below.

On January 22, 2008, our former landlord, (now known as Rowley Properties, Inc.), filed a Complaint in the Superior Court of Washington for King County (No. 08-2-03518-2 SEA) against Data I/O, Robert/Barbara Hiester and Steven/Jane Doe Hiester. The claims against Data I/O include breach of agreement, waste, and an environmental remediation claim for contribution under RCW 70.105D.080. No claim amount is specified in the Complaint. The claims relate to a former circuit board fabrication business that Data I/O operated from 1978 to October 1988. We sold that business to Circuit Partners whose officers and principal shareholders were Robert and Barbara Heister. As stated in Data I/O’s 1988 10-K: “An environmental and regulatory compliance audit was performed prior to the sale, per the guidelines of the Comprehensive Environmental Response Compensation and Liability Ace (“Cercla/Superfund”) Section 107. Audit results indicated no heavy metals or volatile organics in excess of existing or proposed Washington State or federal remedial action levels.” We are still in the early stages of investigating and responding to this claim and have engaged counsel to represent us on this matter. We filed an Answer to the Complaint on March 12, 2008. At this time, we are not able to determine the probable outcome of this legal proceeding or if it will have an adverse effect on the results of operations or financial position of Data I/O. We intend to defend this claim vigorously and are in the process of determining the insurance coverage for this claim.

NOTE 9 – LONG-TERM DEBT

On September 27, 2006, the Company entered into a five year capital lease agreement in the amount of $591,145. The imputed interest rate is 7.69%. At September 30, 2008 scheduled maturities of the capital lease obligation for the years ending December 31 are as follows (in thousands):

2008	35
2009	140
2010	140
2011	106
Total minimum lease payments	421
Less: Amount representing interest	(49)
Present value of capital lease obligation	372
Current portion long-term debt	(123)
Non-current portion long-term debt	$249

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Numerator for basic and diluted earnings per share:
Net income (loss)	$1,206	$1,606	$5,050	($258)

Denominator:
Denominator for basic earnings per share -
weighted-average shares	8,839	8,613	8,806	8,555
Employee stock options and awards	328	202	291	-
Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions of stock options	9,167	8,815	9,097	8,555
Basic and diluted earnings (loss) per share:
Total basic earnings (loss) per share	$0.14	$0.19	$0.57	($0.03)
Total diluted earnings (loss) per share	$0.13	$0.18	$0.56	($0.03)

The computation for the three and nine months ended September 30, 2008 excludes 183,000 and 98,062 options, respectively, to purchase common stock as their effect is anitdilutive. The computation for the three and nine months ended September 30, 2007 excludes 471,236 and 1,038,029 options, respectively, to purchase common stock as their effect is antidilutive.

NOTE 11 – SHARE-BASED COMPENSATION

The impact on our results of operations of recording share-based compensation for the three and nine month period ended September 30, 2008 and 2007 are as follows (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Cost of goods sold	$7	$2	$18	$9
Research and development	12	6	37	26
Selling, general and administrative	83	55	247	181
Total share-based compensation	$102	$63	$302	$216

Impact on net income (loss) per share:	($0.01)	($0.01)	($0.03)	($0.03)
Basic and diluted

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model. The following weighted average assumptions were used to calculate the fair value of stock options granted during the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Risk-free interest rates	-	-	3.11%	4.96%
Volatility factors	-	-	.54	.59
Expected life of the option in years	-	-	4.70	4.66
Expected dividend yield	None	None	None	None

At September 30, 2008, there remained approximately $769,000 of unamortized expected future compensation expense associated with unvested option grants and restricted stock awards, with a remaining weighted average amortization period of 2.55 years.

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2008 and 2007 total comprehensive income (loss) was comprised of the following (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Net income (loss)	$1,209	$1,606	$5,050	($258)
Foreign currency translation gain (loss)	(158)	131	55	232
Total comprehensive income (loss)	$1,051	$1,737	$5,105	($26)

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

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by us are fair value hedges. Generally, these contracts have maturities less than one year and requireus to exchange foreign currencies for U.S. dollars at maturity. At September 30, 2008, we had a notional value of approximately $1,132,577 in five foreign exchange contracts outstanding. We recorded the estimated gain in fair value as non-operating income for the three and nine months ended September 30, 2008 of $59,767 and $38,222, respectively. We recorded the estimated loss in fair value as non-operating expense for the three and nine months ended September 30, 2007 of $16,220 and $29,488, respectively. The Euro rates range from 1.4610 to 1.5491, with the hedges all scheduled to be due within the next quarter and with the value at the due dates of $1,126,536. Our foreign exchange contracts are classified as a Level 1 fair value category according to SFAS No. 157, “Fair Value Measurements,” given the quoted price in an active market.

Data I/O does not hold or issue derivative financial instruments for trading purposes. The purpose of our hedging activities is to reduce the risk that the valuation of the underlying assets, liabilities and firm commitments will be adversely affected by changes in exchange rates. While we don’t enter into hedges for all currency risks, when we enter into hedges our derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding industry prospects or trends; expected revenues; expected level of expense; future results of operations, restructuring implications; breakeven point, or financial position; changes in gross margin; economic conditions and capital spending outlook; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Data I/O is under no duty to update any of these forward-looking statements after the date of this report. The reader should not place undue reliance on these forward-looking statements. The discussions above and in the section in Item 1A. Risk Factors “Cautionary Factors That May Affect Future Results” in the Company’s Annual report on Form 10-K for the year ended December 31, 2007 describe some, but not all, of the factors that could cause these differences.

OVERVIEW

Our primary goal is to manage the business based on our financial model, while developing and enhancing products to drive revenue and earnings growth. Our challenge continues to be operating in a seasonal, cyclical, and challenging industry environment especially with the current and forecast economic conditions and capital spending outlook.

Orders for the third quarter of 2008 were $6.9M down from the $8.3M recorded in the third quarter of last year. Orders in Asia were up 46% over the same quarter of last year, but orders in the Americas and Europe were down 27% collectively from the third quarter of last year. Approximately $2 million of orders that were expected slid out of the third quarter. While we always see some orders slide to future quarters, this figure was higher than expected, and was likely due to the increased economic uncertainty.  Given the current global economic news, we are concerned that this trend may continue for the next few quarters.

During the past year, the amount of programmable content worldwide grew by approximately 90%. Much of that demand for programming capacity was served by the equipment and solutions already installed. Many market research firms, such as Web-feet research, iSuppli, and others, have reported on the trends in programmable content and expect it to grow in excess of 100% annually over the next five years. At this rate of growth, the capacity of the installed base of programming solutions will be consumed rapidly, setting the stage for a new round of spending. While we have no inside track with respect to the general economy in the short term, this data suggests that we have very good reason to expect good growth over a more extended period of time.

Following our losses during the first two quarters of 2007, we decided to take additional expense reductions to lower our expected quarterly revenue breakeven point to below $5.3 million when fully implemented. By the end of 2007, we successfully completed these actions consisting of a combination of margin improvements and expense reductions. We have taken actions to improve the effectiveness of our sales and marketing organization. We have reduced expenses by reducing personnel costs, re-engineering some internal processes, and transferring some activities to our lower cost base of operations in China. By the middle of 2008, all restructure actions were complete with no remaining amount accrued. The financial business model our restructuring actions targeted was to achieve gross margins around 60% with operating expenses of 45%, delivering an operating income of 15%, which is approximately how we performed for the last five quarters, given the revenues we were able to achieve.  In view of the uncertain economic environment, we are taking additional expense reduction actions in the fourth quarter to lower our breakeven point.  These actions are anticipated to have a cost of approximately $325,000.

We are continuing our efforts to balance increasing costs and strategic investments in our business with the level of demand and mix of business we expect, which is complicated by forecast visibility and uncertain economic conditions. We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, and automated programming systems for the manufacturing environment, particularly the new flash media duplication system on the FLX500 desktop automated programming system, and extending the capabilities and support for our FlashCORE architecture and the ProLINE-RoadRunner and PS families. We are also continuing to implement our new applications innovation strategy such as our secure data management initiative. This strategy provides complete solutions to target customer’s business problems. These solutions will expand beyond what we have considered as products in the past. These solutions will have a larger software element, may involve third-party components, and in many cases, will be developed to address a specific customer’s requirements. We believe by adding these features to our strategic product platforms, we will be able to set ourselves apart from other product suppliers and elevate our relationships with our customers.

Our customer focus has been on strategic high volume manufacturers in key market segments - wireless, automotive, industrial controls and programming centers - supporting NAND Flash and microcontrollers on our newer products to gain new accounts and to break into new markets, such as microcontrollers for the automotive market. We continue to address the effectiveness of our sales and marketing organization and sales channels. So far during 2008, we added three new channels and expect that we will continue to add and make changes to existing sales channels during the fourth quarter to provide greater and more effective sales coverage globally. We continue our efforts to partner with the semiconductor manufacturers to better serve our mutual customers and members of the Preferred Partnership Program. The Preferred Partnership Program formalizes our mutual support relationship and is designed to increase collaboration between the semi conductor vendor and Data I/O to better serve customers.

On March 18, 2008, the Company completed the sale of selected patents and patent applications to Leannoux Properties AG L.L.C. Net proceeds were approximately $3.3 million with a net gain of approximately $2.1 million.

BUSINESS RESTRUCTURING

In 2007, we continued our restructuring activities in view of the declining revenues and gross margins during the first and second quarters of 2007, to further improve our operating results and our effectiveness of the sales and marketing organization and sales channels. During the first quarter of 2007, we recorded restructuring charges of approximately $200,000 primarily related to severance charges. During the second quarter of 2007, we recorded an additional $632,000 of restructuring charges. These actions included reengineering some internal processes, integration of some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels. During the third quarter of 2007, we recorded a net expense reversal of $107,000 comprised of $54,000 of additional expense, primarily relating to facilities, and a reversal of $161,000 of previously accrued severance primarily because we rescinded termination notices of certain employees who had been scheduled for termination. At September 30, 2008, we have completed the previously planned restructuring actions with no remaining amounts accrued.

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2007 and have not materially changed as of September 30, 2008.

Results of Operations

NET SALES

(in thousands)	Three Months Ended			Nine Months Ended
Net sales by product line	Sept. 30, 2008	% Change	Sept. 30, 2007	Sept. 30, 2008	% Change	Sept. 30, 2007
Automated programming systems	$4,893	7.6%	$4,548	$13,378	17.2%	$11,411
Non-automated programming systems	2,914	6.5%	2,735	8,640	12.5%	7,678
Total programming systems	$7,807	7.2%	$7,283	$22,018	15.3%	$19,089

	Three Months Ended			Nine Months Ended
Net sales by location	Sept. 30, 2008	% Change	Sept. 30, 2007	Sept. 30, 2008	% Change	Sept. 30, 2007
United States	$1,534	50.8%	$1,017	$3,955	9.9%	$3,598
% of total	19.6%		14.0%	18.0%		18.8%
International	$6,273	0.1%	$6,266	$18,063	16.6%	$15,491
% of total	80.4%		86.0%	82.0%		81.2%

Revenue during the third quarter of 2008 increased by approximately $520,000 in comparison to the third quarter of 2007 primarily due to higher sales of our automated systems and more specifically, the PS Series and FLX500, as well as the non-automated FlashPAK. We experienced higher sales particularly in the wireless segment. During the third quarter of 2008, orders booked decreased by approximately 16% due to the number of large automated RoadRunner systems orders we booked last year during the third quarter of 2007. Orders that we had expected to close totaling approximately $2 million slid out of the third quarter most likely due to the increased economic uncertainty. The backlog of orders totaled $1.3 million at the end of the third quarter of 2008.

During the third quarter of 2008, sales in the United States increased approximately 51% compared to the same period in 2007, reflecting the increased orders for PS Series and FLX500 during the third quarter of 2008. International sales for the third quarter of 2008 increased slightly compared to the same period in 2007 primarily due to a 92% increase in sales in Asia, particularly in China.  Offsetting the Asia sales increase was a decrease in the rest of the Americas sales (excluding the United States) of 44%. The success we are experiencing in Asia provides confirmation that the changes we made during 2007 to our Asian channels and management are proving effective. During the third quarter of 2008, we revitalized our sales organization through additions of key personnel in the Americas and completed the groundwork for the addition of more sales channels globally.

Our current product portfolio has great opportunity. The past three years of technology development has established robust platforms for new applications solutions. We recently received an order from a major wireless handset manufacturer for a software solution to manage the security of their programmable content which was the largest dollar value order the company has received for a true software product. We believe that the new software solutions we are developing for these platforms will be the basis for substantial revenue and earnings growth over the long-term.

For the nine months ended September 30, 2008 compared to the same period of 2007, sales increased by approximately 15% due primarily to increased ProLINE-RoadRunner, FLX500, and FlashPAK sales. Sales in the United Stated increased approximately 10% while international sales increased approximately 17%. The international sales increase is primarily due to increased Asia sales of approximately 56%. The Asian growth reflects what we believe to be a continued shift to international markets of manufacturing capacity related demand as well as the actions taken to add new Asian sales management and address channel coverage. The world wide growth continues to be offset in part by the decline trend in sales of legacy product related business.

GROSS MARGIN

	Three Months Ended		Nine Months Ended
(in thousands)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Gross Margin	$4,664	$4,512	$12,983	$10,670
Percentage of net sales	59.7%	62.0%	59.0%	55.9%

Gross margin during the third quarter of 2008 increased in dollars but decreased as a percentage of sales compared to the third quarter of 2007. The overall gross margin decrease in percentage of sales was primarily due to the product mix, as well as having lower favorable factory variances. The overall gross margin increase was due to a higher sales volume of approximately $770,000 offset by a less favorable product mix of approximately $490,000. Partially offsetting the favorable operations variance comparisons were higher used system refurbishing costs and euro denominated costs.

For the nine months ended September 30, 2008 compared to the same period of 2007, the higher gross margin dollars and gross margin as a percentage of sales are due primarily to the higher sales volume of approximately $2 million and the actions taken during 2007 to restructure operations and improve gross margins.

RESEARCH AND DEVELOPMENT

	Three Months Ended		Nine Months Ended
(in thousands)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Research and development	$1,093	$1,036	$3,358	$3,693
Percentage of net sales	14.0%	14.2%	15.3%	19.3%

Research and development (“R&D”) spending for the third quarter of 2008 compared to the third quarter of 2007 increased by approximately $57,000 primarily due to less engineering time charged to production, as well as an increase in material costs. R&D as a percentage of net sales decreased slightly in part due to the increase in sales for the third quarter of 2008.

R&D spending for the nine months ended September 30, 2008 compared to the same period of 2007 decreased by approximately $335,000 due primarily to a decrease in compensation expense associated with the prior year restructure and re-engineering of internal processes. Professional service R&D costs also decreased during the nine month period ended September 30, 2008 compared to the same period in 2007.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended		Nine Months Ended
(in thousands)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Selling, general & administrative	$2,231	$1,969	$6,545	$6,534
Percentage of net sales	28.6%	27.0%	29.7%	34.2%

Selling, general and administrative (“SG&A”) expenses increased approximately $260,000 for the third quarter of 2008 compared to the third quarter of 2007 due primarily due to an accrual of approximately $300,000 for anticipated bonus payments for 2008 and an increase related to corporate allocated costs of approximately $120,000.  Offsetting these increases was a decreased amount of channel expenses of approximately $200,000.

During the nine months ended September 30, 2008 compared with the same period in 2007, SG&A expense increased approximately $11,000 primarily due to a decrease in net personnel of approximately $590,000 related to the 2007 restructure, as well as decreased professional service costs of approximately $125,000 and decreased channel expenses of approximately $275,000. Offsetting this decrease in part was $700,000 of accrued bonuses for 2008 where none were accrued for in 2007 and a decrease in corporate allocated costs of approximately $360,000.

INTEREST

	Three Months Ended		Nine Months Ended
(in thousands)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Interest income	$29	$19	$115	$70
Interest expense	($7)	($8)	($23)	($28)

Interest income increased during the third quarter of 2008 and for nine months ended September 30, 2008 compared to the same period in 2007 due to the increase in cash balance amounts invested during the quarter. Interest expense decreased in the third quarter of 2008 and during the nine months ended September 30, 2008 compared to the same period in 2007 due to the lower balance on the equipment capital lease.

INCOME TAXES

	Three Months Ended		Nine Months Ended
(in thousands)	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Income tax expense (benefit)	$90	($1)	$142	$8

Income tax expense recorded for the third quarter of 2008 and 2007 resulted from foreign and federal and state taxes. The tax effective rate differed from the statutory tax rate primarily due to the effect of valuation allowances and the use of tax benefits in carry forward for foreign, federal and state taxes Data I/O has a valuation allowance of $8,571,598 as of September 30, 2008. Our deferred tax assets and valuation allowance were reduced by $71,000 associated with the requirements of FIN 48 accounting for uncertain tax positions. The Company expects the amount of the net deferred tax asset balance and full valuation allowance in future periods to decrease if we have future net income or increase if we incur future net operating losses.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	Sept. 30, 2008	Change	Dec. 31, 2007
Working capital	$18,774	$5,712	$13,062

At September 30, 2008, Data I/O’s principal sources of liquidity consisted of existing cash and cash equivalents. Our working capital increased by $5,712,000 from December 31, 2007 and our current ratio increased from 3.5 at December 31, 2007 to 4.1 at September 30, 2008.

Our cash and cash equivalents increased by approximately $4 million during the nine months ended September 30, 2008 primarily due to the cash received in association with the patent sale and a gain of approximately $2.1 million and cash provided by operations. Our cash is invested in money market funds typically and none is in auction rate securities or corporate debt. During the year accounts receivable have increased $2.6 million due to higher sales volume, sales late during the quarter and international sales where we have experienced longer collection times.

We expect that we will continue to make relatively small capital expenditures to support our business and we anticipate that present working capital will be sufficient to meet our operating requirements throughout at least the next twelve months. Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts in past years, we have required substantial working capital to fund our operations. Over the last few years, we restructured our operations to lower our costs and operating expenditures in some geographic regions, while investing in other regions, and to lower the level of revenue required for our net income breakeven point, to preserve our cash position and to focus on profitable operations. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least the next one year period. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

LONG-TERM DEBT

(in thousands)	Sept. 30, 2008	Change	Dec. 31, 2007
Long-term debt	$249	($88)	$337

During the third quarter of 2006, the Company entered into a five year capital lease agreement in the amount of $591,145. The lease was used to fund new equipment and installation associated with our move to the new facility in July of 2006. See Note 9, “Long-Term Debt.”

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted above in Note 7, “Operating Lease and Other Commitments” and in Note 14, “Foreign Currency Translation and Derivatives,” Data I/O had no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157,Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are required to adopt SFAS 157 in the first quarter of 2009; FSP 157-2 delays the effective date for certain items to the first quarter of 2010. Effective January 1, 2008, we adopted the provisions of SFAS No. 157 for our financial assets and liabilities which only included our foreign exchange contracts (see Note 14, “Foreign Currency Translations and Derivatives”). The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have an effect on our financial position or results of operations. Although the adoption of SFAS N. 157 did not impact our results of operations, we are now required to provide additional disclosures as part of our financial statements. Our foreign exchange contracts are classified as a Level 1 fair value category given the quoted price in an active market.

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

As of September 30, 2008, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position except as described below.

On January 22, 2008, our former landlord, (now known as Rowley Properties, Inc.), filed a Complaint in the Superior Court of Washington for King County (No. 08-2-03518-2 SEA) against Data I/O, Robert/Barbara Hiester and Steven/Jane Doe Hiester. The claims against Data I/O include breach of agreement, waste, and an environmental remediation claim for contribution under RCW 70.105D.080. No claim amount is specified in the Complaint. The claims relate to a former circuit board fabrication business that Data I/O operated from 1978 to October 1988. We sold that business to Circuit Partners whose officers and principal shareholders were Robert and Barbara Heister. As stated in Data I/O’s 1988 10-K: “An environmental and regulatory compliance audit was performed prior to the sale, per the guidelines of the Comprehensive Environmental Response Compensation and Liability Ace (“Cercla/Superfund”) Section 107. Audit results indicated no heavy metals or volatile organics in excess of existing or proposed Washington State or federal remedial action levels.” We are still in the early stages of investigating and responding to this claim and have engaged counsel to represent us on this matter. At this time, we are not able to determine the probable outcome of this legal proceeding or if it will have an adverse effect on the results of operations or financial position of Data I/O. We intend to defend this claim vigorously and are in the process of determining the extent of insurance coverage for this claim.

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

None

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

DATA I/O CORPORATION
(REGISTRANT)
DATED:	November 14, 2008

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
2)

Based upon my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d – 15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: November 14, 2008

/s/ Frederick R. Hume

Frederick R. Hume

Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

Section 302(a) of the Sarbanes-Oxley Act of 2002

I, Joel S. Hatlen, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Data I/O Corporation;
2)

Based upon my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3)

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purpose in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: November 14, 2008

/s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  /s/ Frederick R. Hume

Frederick R. Hume

Chief Executive Officer

(Principal Executive Officer)

November 14, 2008

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

November 14, 2008

