Form 10-K
period 2008-12-31
DATA I/O CORP
filed 2009-03-31
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

( X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number. 0-10394

DATA I/O CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-0864123
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

6464 185th Ave NE, Suite 101, Redmond, Washington, 98052

(425) 881-6444

(Address, including zip code, of registrant’s principle executive offices and telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock (No Par Value)	Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No_X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No_X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes _X_ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __ Accelerated filer	Non-accelerated filer __	Smaller reporting company ___X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X_

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008:

$48,898,970

Shares of Common Stock, no par value, outstanding as of March 16, 2009:

8,873,051

Documents incorporated by reference

Portions of the registrant’s Proxy Statement relating to its May 14, 2009 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

DATA I/O CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2008

INDEX

Part I	Page

Item 1.	Business	3

Item 1A.	Risk Factors	10

Item 1B.	Unresolved Staff Comments	15

Item 2.	Properties	15

Item 3.	Legal Proceedings	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16

Item 6.	Selected Financial Data	16

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 8.	Financial Statements and Supplementary Data	24

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45

Item 9A.	Controls and Procedures	45

Item 9B.	Other Information	45

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	46

Item 11.	Executive Compensation	47

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47

Item 13.	Certain Relationships and Related Transactions and Director Independence	47

Item 14.	Principal Accounting Fees and Services	48

Part IV

Item 15.	Exhibits, Financial Statement Schedules	48
Signatures	72

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

General

Data I/O Corporation (“Data I/O”) designs, manufactures, and sells programming systems for electronic device manufacturers, specifically targeting high growth areas such as flash and microcontrollers. Virtually every electronic product today incorporates one or more programmable semiconductor devices that contain data and operating instructions essential for the proper operation of the product. Data I/O was incorporated in the State of Washington in 1969 and its business was founded in 1972.

Data I/O’s mission is to deliver high-value systems and services to the rapidly expanding programmable semiconductor market by providing a software-rich programming platform for content delivery. These programmable solutions are used in devices such as smart phones, MP3 players, gaming systems and automobile electronics. These solutions, some of which include intellectual property protection, secure content management and flash media duplication, enable Data I/O to address the demanding requirements for the electronic device market, where applications and intellectual property protection are essential to our customer’s success. Data I/O’s largest customers are heavy users of programmable semiconductor devices and include original equipment manufacturers (“OEMs”) in wireless and consumer electronics and automotive electronics, and their electronic manufacturing service (“EMS”) contract manufacturers.

Business Restructuring. The business shift to focusing on manufacturing and automation, the geographic shifts in high volume electronics manufacturing, and the economic volatility we have experienced have resulted in ongoing restructuring efforts. During 2004 changes were made to control costs in North America and Europe and address the need to build staff serving China and Eastern Europe. During 2005, we aligned management operations with those changes. We responded to declining margins and operating results during the first half of 2006 with actions to further reduce expenses and improve margins.

The restructuring activities started during the second half of 2006 were continued during the first and second quarters of 2007 to further improve our operating results and the effectiveness of our sales and marketing organization and sales channels. These actions included re-engineering some internal processes, integrating some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our sales channels.

As a result of the business downturn we were experiencing in the fourth quarter of 2008 and the uncertain business outlook, we took additional actions to reduce expenses. This resulted in a restructuring charge during the fourth quarter primarily related to severance of $535,000, with a total of $542,000 for the year 2008. Restructuring charges were $725,000 in 2007, $191,000 in 2006, $96,000 in 2005 and $562,000 in 2004.

Industry Background

Data I/O enables companies to improve productivity and reduce costs by providing device programming solutions that allow our customers to take intellectual property (design and data files) and program it into memory, microcontroller and logic devices. Data I/O also provides services related to hardware support, system installation and repair, and device programming. Companies that design and manufacture electronic products that utilize programmable devices purchase these solutions from us.

Our automated programming systems integrate programming and handling functions into one product solution. Quality conscious customers continue to drive this portion of our business, which includes high-volume manufacturing and high-volume programming center customers.

Traditionally, the programming market opportunity focused on the number of semiconductor devices to be programmed but because of the rapid increase in the density of devices, the focus is shifting to the number of bits to be programmed as described in the following table:

Market Characteristics	Data I/O’s Traditional Market Model	Data I/O’s New Market Model
Primary driver of demand	Number of devices	Number of bits
Primary measure of performance	Devices programmed per hour	Bits programmed per hour
Primary device type	Microcontrollers – 60% of devices	NAND Flash – 71% of content
DAIO business focus	Device programming	Content programming and management
Demand growth	~12% growth in devices	~90% growth in content

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

Data I/O’s line of programming systems includes a broad range of products, systems, modules, and accessories, which we group into two general categories: automated programming systems and non-automated programming systems. We provide two main categories of automated programming systems: off-line and in-line. Data I/O’s automated programming systems and FlashPAK™ share a common programming platform, FlashCORE™ and Data I/O’s universal job setup tool, Tasklink®. In addition, we provide device support and service on all of our products. Device support is a critical aspect of our business and consists of writing software algorithms for devices and developing socket adapters to hold and connect to the device for programming.

Data I/O’s key product and the customer benefits/key features Data I/O believes are important are described in the following table:

Products	Customer Benefits	Key Features
RoadRunner Series: In-line, (Automated)	• Dramatic reduction in inventory carrying and rework costs • “Zero” footprint • Rapid return on investment (“ROI”) realized in a matter of months

•     Just-in-time inline programming

•     Direct integration with placement machine supporting Siemens, Fuji, Panasonic, Assembleon and Universal

•     Parallel programming

•     Average Selling Price (“ASP”) of $78,000 to $119,000K

PS Series: Off-line Medium/High Volume, High Mix (Automated)	• High throughput/lowest cost-of ownership for high density Flash programming • High flexibility with respect to I/O options (tube, tray, tape), marking labeling, and vision inspection for coplanarity	• Up to 48 programming sites • Supports multiple media types • Superior throughput • ASP of $160,000 to $522,000
FLX500: Off-line, Moderate Volume (Automated)	• Affordable automation • Modular, easy to configure • Small footprint	• Industry’s fastest changeover times • Self-learning “plug-and-play” operation • Language-independent graphic user interface • ASP of $83,000 to $116,000

Products	Customer Benefits	Key Features
FLX-FMD: Off-line, Flash Media Duplication (Automated)	• Secure Data Management automating access to customer data files, serial-number handling, and inventory tracking • Eliminates need for dedicated operator	• Programs up to 750 cards per hour • Reduces cost • Improves quality • Provides secure data (content) management • ASP of $79,000 to $110,000
FlashPAK I/II: Off-line, Low Mix, Low Volume (Non-Automated)	• Validate designs before moving down the firmware supply chain • Unmatched ease of use in manual production systems	• Scalability • Network control via Ethernet • Stand-alone operation or PC compatible • Parallel programming • ASP of $9,000
Sprint/Unifamily: Off-line, Low Volume, and Engineering (Non-Automated)	• Universal programmer	• Breadth of device coverage • ASP of $9,000 to $32,000

Customers

Data I/O sells our products to customers worldwide in a broad range of industries, as described in the following table:

Customer Types
	OEMs			EMS	Programming Centers
	Wireless & Consumer Electronics	Automotive Electronics	Industrial & Control Electronics	Contract Manufacturers
Notable end customers	Nokia, LG, Motorola, RIM, Sony, HTC, Microsoft, Vestel	TRW, Lear, Delphi, Bosch, Blaupunkt, Continental, Siemens VDO	Allen-Bradley, Square D, ABB, Trane, Grundig, Danfoss, Philips	Flextronics, Celestica, Elcoteq, Jabil, Wistron, Foxconn	Arrow, Avnet, BTW, MSC, HTV, CPS, Liberty, Synchroworks
Programmable devices used	5 billion NOR & NAND flash devices annually; 5 billion microcontrollers	5 billion microcontrollers annually; use of flash growing	2 billion microcontrollers	Same as OEMs they serve	Same as OEMs they serve, and lines they distribute
Business drivers	GPS, Digital Rights Management, security, flash media, video, 3G, features & functionality of converged devices	Safety, navigation, infotainment, drive-by-wire	Higher functionality driven by increasing electronic content	Acquisition of OEM factories, production contract wins	Value-adds services, logistics
Programming equipment drivers	Rollout of new products that incorporate higher functionality, more memory, and new technology, e.g. eSD, eMMC	Process improvement and simplification as well as new product rollouts	Process improvement and simplification as well as new product rollouts	New contracts from OEMs, programming solutions specified by OEMs	Capacity utilization of their installed base of equipment

Customer Types
	OEMs			EMS	Programming Centers
	Wireless & Consumer Electronics	Automotive Electronics	Industrial & Control Electronics	Contract Manufacturers
Buying criteria	Throughput, technical capability to support evolving technology, global support, intellectual property protection, robust algorithms	Quality, reliability configuration control, traceability, global support, intellectual property protection	Quality, reliability configuration control, traceability	Lowest equipment procurement cost, global support	Flexibility, lowest life-cycle cost-per programmed-part, low changeover time; use of multiple vendors provides negotiating leverage

Data I/O’s solutions address a large growing market. In 2007, there were 17 billion programmable devices shipped and of that 17 billion, NAND and NOR flash and microcontrollers represented 23%, 31%, and 40%, respectively.

Addressing High Growth, High Volume Markets. Data I/O’s device programming solutions currently target two high growth, high volume markets: flash for mobile devices and microcontrollers for automotive electronics.

Growth drivers of NAND flash in Mobile Devices

•	Flash unit volume experiencing explosive growth
•	Increasing usage of NAND; replacing NOR due to its lower cost per bit
•	Densities continue to increase beyond 8GB driving the need for more advanced and secure programming capabilities
•	Higher densities driving new usage models such as the Blackberry and other smart phones

Growth drivers of microcontrollers in Automotive

•         Consumers desire advanced car features requiring higher levels of sophistication (e.g., infotainment: audio, radio, satellite, navigation, wireless connectivity, increased safety features and optimized engine functionality)

•	~60 microcontrollers per vehicle
•	Proliferation of programmable microcontrollers to support the next-generation electronic car systems
•	Increasing use of high-density flash to provide memory for advanced applications that need to be programmed

Increasingly, OEMs are outsourcing their device programming needs to EMS contract manufacturers to reduce capital expense and maximize profit margins. At the same time, these OEMs are also increasing their proprietary software content to accelerate new product introductions, with more feature-rich, application-specific features. While the outsourcing of manufacturing processes is essential to maximizing an OEM’s profit margin, maintaining the integrity and control of the software, the OEM’s core intellectual property, is increasingly complex in this outsourced environment, especially given the global nature of the manufacturing supply chain. This need drove Data I/O to develop its comprehensive programming solution that can manage, monitor, audit and secure the software supply chain.

During 2008, we sold products to over 958 customers throughout the world. During 2008, there were no customers that accounted for more than 10% of our 2008 net sales. In 2007, there were no customers that accounted for more than 10% of our 2007 net sales. In 2006 there was one customer, Bright Faith Global Limited (our former sales agents in China), that represented approximately 10.6% of our 2006 net sales. As of December 31, 2008 the combined subsidiaries accounts receivable of one customer represented 13.3% of our total consolidated accounts receivable balance and there were no other customers that represented 10% or more. In 2007, there were no customers that represented 10% or more of our total consolidated accounts receivable balance as of December 31, 2007. In 2006, there were three customers, two of which were distributors, that represented 10.1%, 10.2%, and 12.0% of our total consolidated accounts receivable balance at December 31, 2006, respectively.

Geographic Markets and Distribution

Data I/O markets and sells our products through a combination of direct sales, internal telesales, and indirect sales representatives and distributors. We continually evaluate our sales channels against our evolving markets and customers.

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives, and a direct telesales organization. Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by Data I/O. Net sales in the United States for 2008, 2007, and 2006 were $4,070,000, $4,925,000, and $6,407,000, respectively.

Foreign Sales

Foreign sales represented approximately 85%, 82%, and 78%, of net sales of our programming systems in 2008, 2007, and 2006, respectively (see Note 14 of “Notes to Consolidated Financial Statements”). We make foreign sales through our wholly-owned subsidiaries in Germany, China, and Canada, as well as through independent distributors and sales representatives located in 35 other countries. Our independent foreign distributors purchase Data I/O products in U.S. Dollars for resale and we recognize the sale at the time of shipment to the distributor. As with U.S. sales representatives, sales made by international sales representatives are on an agency basis with shipments made directly to the customer by us.

Net foreign sales for 2008, 2007, and 2006 were $23,527,000, $21,827,000, and $22,386,000, respectively. We determine total foreign sales by the international geographic area into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers. Foreign sales do not include transfers between Data I/O and our foreign subsidiaries. Export sales are subject to U.S. Department of Commerce regulations. We have not, however, experienced difficulties to date as a result of these requirements.

Fluctuating exchange rates and other factors beyond our control, such as international monetary stability, tariff and trade policies, and U.S. and foreign tax and economic policies, affect the level and profitability of foreign sales. We cannot predict the effect of such factors on our business, but we try to consider and respond to changes in these factors, particularly as the majority of our costs are USA based while the vast majority of our sales are international.

Competition

The competition in the programming systems market is highly fragmented with a large number of smaller organizations offering inexpensive solutions. While we are not aware of any published industry market information covering the programming systems market, according to our inside analysis of competitors, we estimate that for the 2007 and 2008 that Data I/O has had revenues at least twice the size of the next largest direct competitor and approximately five times the size of the second largest direct competitor.

Data I/O primarily focuses on automated programming solutions and believes its solutions offer numerous advantages over alternative solutions as described in the following table:

Benefit Comparison	Data I/O Automated Solutions	Alternative Solutions
		In-System Programming with ATE	Outsourced Programming	Manual Programming*
Eliminates production bottlenecks	x		x
Requires few internal engineering resources	x		x	x
Programs large files quickly	x		x
Supports multiple devices per board easily	x		x	x
Supports multiple boards per panel easily	x		x	x
Ensures minimum yield loss	x	x
Enables intellectual property protections	x	x
Automates quality tracking	x	x
Ensures traceability and configuration control	x	x
Minimize risk of human error	x	x
No inventory at risk from software changes	x	x
Just-in-time programming	x	x

* Data I/O also offers manual programming solutions.

Manufacturing, Raw Materials, and Backlog

Data I/O primarily assembles and tests our products at our principal facility in Redmond, Washington and we outsource our circuit board manufacturing and fabrication. We have transferred most of our FlashCORE adapter production to China. We use a combination of standard components, proprietary custom ICs and fabricated parts manufactured to Data I/O specifications. Two significant outside suppliers of Data I/O proprietary products are located in Germany: Haberer Electronic manufactures our Sprint non-automated programming systems and Yamaichi manufactures specialty sockets. Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer subassemblies, custom integrated circuits, hybrid circuits and connectors, are purchased from single sources. We believe that additional sources can be developed for present single-source components without significant difficulties in obtaining supplies. We cannot be sure that single-source components will always continue to be readily available. If we cannot develop alternative sources for these components, or if we experience deterioration in relationships with these suppliers, there may be delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty, except for contracts calling for custom configuration. To date, such cancellations have not had a material effect on our sales volume. To meet customers’ delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders. Most orders are scheduled for delivery within 1 to 60 days after receipt of the order. Our backlog of pending orders was approximately $2 million, $2.1 million, and $2.2 million, as of December 31, 2008, 2007, and 2006, respectively. The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

Research and Development

Data I/O believes that continued investment in research and development is critical to our future success. We continue to develop new technologies and products and enhance existing products. Future growth is to a large extent dependent upon the timely development and introduction of new products, as well as the development of algorithms to support the latest programmable devices. We are currently focusing our research and development efforts on strategic growth markets, namely new programming technology and automated handling systems for the manufacturing environment, including new programmer technologies, support for the latest FLASH memories and microcontrollers, additional platforms and improvements for ProLINE-RoadRunner, and enhancements for the FLX500. We continue to also focus on increasing our capacity and responsiveness for new device support requests from customers and programmable integrated circuit manufacturers by revising and enhancing our internal processes and tools. During this past year, our research and development resulted in our newest product ProLINE-RoadRunner XLF.

During 2008, 2007, and 2006, we made expenditures for research and development of $4,464,000, $4,716,000, and $5,577,000, respectively, representing 16.2%, 17.6%, and 19.4%, of net sales, respectively. Research and development costs are expensed as incurred.

Patents, Copyrights, Trademarks, and Licenses

Data I/O relies on a combination of patents, copyrights, trade secrets and trademarks to protect our intellectual property, as well as product development and marketing skill, to establish and protect our market position. We have continued to add new patents to our patent portfolio over the past few years as we developed strategic technologies like the FLX500 that are critical to our Connected Strategy.

In March 2008 we closed the sale of selected patents and patent applications to Leannoux Properties AG L.L.C. for net proceeds of approximately $3.3 million and reported a net gain of approximately $2.1 million.  The patents and patent applications sold relate primarily to technology used in Data I/O’s ProLINE-RoadRunner product line.  Data I/O retains a non-exclusive, royalty-free license to use the technology covered by these patents and applications. Additional payments are due to Data I/O upon license or transfer of these patents and patent applications to certain third parties. However, Data I/O does not currently anticipate receiving any such payments.

Most of the patents sold relate to technology that Data I/O has been using for a number of years. The sale monetizes the value of these patents, avoids future annual maintenance and patent defense expenses, and allows Data I/O royalty-free use of these patents.  The sale does not include technology related to the firm’s most recent development programs.

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

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, portions of our products might possibly infringe upon existing patents or copyrights, and we may, be required to obtain licenses or discontinue the use of the infringing technology. We believe that any exposure we may have regarding possible infringement claims is a reasonable business risk similar to that assumed by other companies in the electronic equipment and software industries. However, any claim of infringement, with or without merit, could be costly and a diversion of management’s attention, and an adverse determination could adversely affect our reputation, preclude us from offering certain products, and subject us to substantial liability.

Employees

As of December 31, 2008, we had a total of 93 employees, of which 38 were located outside the U.S. and 6 of which are part time. We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand or for special projects. Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry. None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable. In foreign countries we have employment agreements or, in China, the Shanghai Foreign Services Co., Ltd. (“FSCO”) labor agreement.

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

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 16, 2009:

Name	Age	Position

Frederick R. Hume	66	President and Chief Executive Officer

Joel S. Hatlen	50	Vice President, Finance Chief Financial Officer Secretary and Treasurer

Gordon B. Bluechel	46	Vice President, Operations and Administration

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

Gordon Bluechel joined Data I/O in November 1992 and was named an executive officer on November 17, 2008. He currently serves as the Vice President of Operations and Administration. Prior to his current role he served as Vice President/ Director of Operations since 2007, Director of Operations during 2005-2007, General Manager of In-System Programming during 2004-2005, Director of Americas Sales and Service during 2002-2004, Director of Worldwide Service during 2001-2002, General Manager of Sprint Operations in Germany during 2000-2001 and prior management and staff positions.

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

We undertake no obligation to publicly update any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events or otherwise. The reader should not unduly rely on our forward-looking statements. The reader is advised, however, to consult any future disclosures Data I/O makes on related subjects in our 10-Q, 8-K and 10-K reports to the SEC and press releases. Also, note that Data I/O provides the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business. These are factors that we think could cause Data I/O’s actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect Data I/O. This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

RISK FACTORS

A decline in economic and market conditions may result in decreased capital spending by delayed/non payments from our customers.

Our business is highly impacted by capital spending plans and other economic cycles that affect the users and manufacturers of integrated circuits. These industries are highly cyclical and are characterized by rapid technological change, short product life cycles, and fluctuations in manufacturing capacity and pricing and gross margin pressures. As we experienced in recent years and are currently experiencing, our operations may in the future reflect substantial fluctuations from period-to-period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. In addition, in the current difficult economic climate it may take us longer to receive payments from our customers and some of our customers’ business may fail, resulting in non-payment. These factors could have a material adverse effect on our business and financial condition.

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

We have incurred operating losses in two of the last five years. We will continue to examine our level of operating expense based upon our projected revenues. Any planned increases in operating expenses may result in larger losses in future periods if projected revenues are not achieved. As a result, we may need to generate greater revenues than we have recently to achieve and maintain profitability. However, we cannot provide assurance that our revenues will increase and our strategy may not be successful, resulting in future losses.

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

Therefore, we may seek additional funding through public or private debt or equity financing or from other sources. We have no commitments for additional financing, and given the current economic climate may experience difficulty in obtaining funding on favorable terms, if at all. Any financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our Common Stock and may dilute your ownership interest.

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

Our reliance on a small number of suppliers may result in a shortage of key components, which may adversely affect our business, and our suppliers may experience financial difficulties which could effect their ability to service Data I/O’s needs.

Certain parts used in our products are currently available from either a single supplier or from a limited number of suppliers. If we cannot develop alternative sources of these components, if sales of parts are discontinued by the supplier, if we experience deterioration in our relationship with these suppliers, or if these suppliers require financing which is not available there may be delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

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

Data I/O has an internal sales force and also utilizes third-party representatives, and distributors. Therefore, the financial stability of these representatives and distributors is important: Their ability to timely pay Data I/O and to acquire any necessary financing may be affected by the current economic climate. Highly skilled professional engineers use most of our products. To be effective, third-party distributors must possess significant technical, marketing and sales resources and must devote their resources to sales efforts, customer education, training and support. These required qualities limit the number of potential third-party distributors. Our business will suffer if we cannot attract and retain a sufficient number of qualified third-party distributors to market our products.

Our international operations may expose us to additional risks that may adversely affect our business.

International sales represented 85% and 82% of our net revenue for the fiscal year ended December 31, 2008 and December 31, 2007, respectively. We expect that international sales will continue to be a significant portion of our net revenue. International sales may fluctuate due to various factors, including:

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

We have subsidiaries in Germany, China, Hong Kong, Brazil, and Canada. Our business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies. Currency exchange fluctuations in Canada, China, Hong Kong, Brazil and Germany may adversely affect our investment in our subsidiaries.

If we are unable to protect our intellectual property, we may not be able to compete effectively or operate profitably.

Data I/O relies on patents, copyrights, trade secrets and trademarks to protect our intellectual property, as well as product development and marketing skill to establish and protect our market position. We attempt to protect our rights in proprietary software products, including TaskLink our intellectual property software and other software products, by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in our licenses, and by requiring our employees to execute non-disclosure agreements.

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, portions of our products might possibly infringe upon existing patents or copyrights, and we may be required to obtain licenses or discontinue the use of the infringing technology. We believe that any exposure we may have regarding possible infringement claims is a reasonable business risk similar to that assumed by other companies in the electronic equipment and software industries. However, any claim of infringement, with or without merit, could be costly and a diversion of management’s attention, and an adverse determination could adversely affect our reputation, preclude us from offering certain products, and subject us to substantial liability.

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

We have employees located in the U.S., Germany, and China. We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand. Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry. None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable though no assurance can be made that this will be the case in the future. In China, our workers are “leased” with the arrangements made under the Shanghai Foreign Services Co., Ltd. (“FSCO”) labor agreement and we could be adversely affected if we were unable to continue that arrangement. Refer to the section captioned “Our restructuring activities may have a negative impact on our future operations” above.

Failure to comply with regulatory requirements may adversely affect our stock price and business.

As a public company, we are subject to numerous governmental and stock exchange requirements, with which we believe we are in compliance. The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet by the required deadlines or we may fall out of compliance with, such as the internal controls auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not yet required to comply as we are not an accelerated filer. Data I/O assumes it will continue to have the status of a smaller reporting company based on the aggregate market value of the voting and non-voting shares held as of June 30, 2008. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404. We may also incur additional costs in order to comply with Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly. Our failure to meet regulatory requirements and exchange listing standards may result in actions such as the delisting of our stock impacting our stock’s liquidity; SEC enforcement actions; and securities claims and litigation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

On February 28, 2006, Data I/O entered into a termination agreement for the Redmond headquarters facility lease and entered into a five year lease agreement for a 40,000 square foot office space also located in Redmond, Washington. The lease commenced and the move occurred during the third quarter of 2006. The lease base annual rental payments during 2008 were approximately $556,000. The new lease requires base annual rental payments of approximately $573,000 for 2009. See Note 8 of “Notes to Consolidated Financial Statements.” We also entered into a new lease agreement during the second quarter of 2006 for our offices in Shanghai, China. During the fourth quarter of 2007, Data I/O terminated the leases for two China sales offices and moved to a new location for one, as a result of the restructure actions to lower costs.

In addition to the Redmond facility, approximately 14,000 square feet is leased at four foreign locations, including our German sales, service and engineering operations located in Munich, Germany, and two sales, service, and engineering offices located in China.

Item 3. Legal Proceedings

As of December 31, 2008, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

As previously disclosed, on January 22, 2008, our former landlord, (now known as Rowley Properties, Inc.), filed a Complaint in the Superior Court of Washington for King County (No. 08-2-03518-2 SEA) against Data I/O, Robert/Barbara Hiester and Steven/Jane Doe Hiester. The claims against Data I/O include breach of agreement, waste, and an environmental remediation claim for contribution under RCW 70.105D.080. No claim amount was specified in the Complaint. The claims relate to a former circuit board fabrication business that Data I/O operated from 1978 to October 1988. We sold that business to Circuit Partners whose officers and principal shareholders were Robert and Barbara Hiester. In March 2009, we agreed to settle this case with Rowley Properties, Inc with the settlement amount to be paid by our insurer. Rowley Properties, Inc. and Data I/O expect to enter into a mutual release and settlement agreement in which they release each other from claims related to this case and Rowley Properties, Inc indemnifies Data I/O against any claims from the other defendants related to this case.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted for a vote of shareholders of Data I/O during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows, for the periods indicated, the high and low price information for Data I/O’s Common Stock as reported by the NASDAQ Capital Market (NASDAQ symbol is DAIO). The closing price was $2.40 on December 31, 2008.

	Period	High	Low

2008	Fourth Quarter	$4.46	$1.87
	Third Quarter	6.90	3.00
	Second Quarter	6.16	4.25
	First Quarter	6.65	3.87

2007	Fourth Quarter	$6.74	$3.97
	Third Quarter	3.71	3.12
	Second Quarter	4.41	3.22
	First Quarter	4.09	3.52

The approximate number of shareholders of record as of March 16, 2009 was 589.

Except for a special cash dividend of $4.15 per share paid on March 8, 1989, Data I/O has not paid cash dividends on our Common Stock and does not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by Data I/O during the periods ended December 31, 2008, December 31, 2007 and December 31, 2006.

See Item 12 for the Equity Compensation Plan Information.

SHARE REPURCHASE PROGRAM

On December 16, 2008, Data I/O’s board of directors authorized a stock repurchase program of up to 1 million shares of common stock. The shares will be purchased in the open market, by block purchases or in private transactions, based on prevailing market conditions and price limits, and the stock repurchase program is authorized for the year 2009. The program may be suspended or discontinued at any time. The shares repurchased will be available for re-issuance to satisfy employee stock plans and for other corporate purposes. The board also approved entering into a Rule 10b5-1 trading plan, which allows the company to repurchase the company’s common stock in the open market during periods in which stock trading is otherwise closed for the company. The discretionary repurchase provisions and the 10b5-1 provisions of the program will be effective starting January 5, 2009. As of December 31, 2008 no shares have been repurchased under this program.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking. In particular, statements herein regarding economic outlook, industry prospects and trends; future results of operations or financial position; breakeven revenue point; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products or services; development, introduction and shipment of new products or services; changing foreign operations; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Data I/O is under no duty to update any of these forward-looking statements after the date of this Annual Report. The Reader should not place undue reliance on these forward-looking statements. The following discussions and the section entitled “Risk Factors – Cautionary Factors That May Affect Future Results” describes some, but not all, of the factors that could cause these differences.

OVERVIEW

We continued to focus on our primary goal of managing the business to achieve profitable operations, while developing, launching and enhancing products to drive revenue and earnings growth. Our challenge continues to be operating in a cyclical and challenging industry environment.

In response to losses in the first half of 2006, we launched an initiative during the third quarter of 2006 to lower the quarterly revenue breakeven point. We again experienced losses during the first half of 2007 with declining revenues and gross margins and, as such, we decided to take additional expense reductions to lower our expected quarterly revenue breakeven point to below $5.3 million when fully implemented during 2007. During the fourth quarter of 2007, we successfully completed these actions consisting of a combination of margin improvements and expense reductions. We have taken actions to improve the effectiveness of our sales and marketing organization. We have reduced expenses by reducing personnel costs, re-engineering some internal processes, and transferring some activities to our lower cost base of operations in China. These restructuring actions taken in the first half of 2007, resulted in our financial operation for the five following quarters at approximately our business model.

We experienced in the fourth quarter of 2008 a significant decline in business, which together with an uncertain economic outlook caused us to determine that additional cost and expense reduction measures were necessary. We took a restructuring charge of $535,000 in the fourth quarter of 2008, primarily related to severance, to further lower the revenue breakeven point for Data I/0. We are continuing our efforts to balance business geography shifts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect. Tempering these efforts is the current economic uncertainty regarding forecast business in certain geographic and customer segments.

We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, and automated programming systems for the manufacturing environment. We continue to focus on extending the capabilities and support for our FlashCORE architecture, and the ProLINE-RoadRunner, FLX, PS, and FlashPAK product lines. Our applications innovation strategy provides complete solutions to target customer’s business problems. These solutions generally have a larger software element, may involve third-party components, and in many cases, will be developed to address a specific customer’s requirements. We believe by adding these features to our strategic product platforms, we will be able to set ourselves apart from other product suppliers and elevate our relationships with our customers to a partner level.

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless, automotive, industrial controls and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts and in newer areas, such as microcontrollers for the automotive market with our new ProLINE-RoadRunner XLF. We have continued to expand our China operations to take advantage of the growth of manufacturing in China and to operate close to our customers. We continue to address the effectiveness of our sales and marketing organization and sales channels by adding and changing channels during 2007 and 2008. We recognized the need to diversify our customer base and are continuing to take steps to broaden our channels of distribution and representation to reach a greater number of customers. This decision, in regard to our China sales operations, made at the end of the first quarter of 2007, included eliminating some China direct selling expenses and increasing the use of agents that have established relationships with the desired customers. We have also added additional Asian sales channel management to drive Asia sales and manage this important region. We believe these changes helped us more rapidly grow our business in China and Asia during 2008 and convert some of our fixed selling expenses to variable. In the second half of 2008 and early 2009 we have further focused on broadening our sales coverage in the Americas and have added, and plan to add, additional sales representative channels again expanding the use of a variable cost model.

On March 18, 2008, the Company completed the sale of selected patents and patent applications to Leannoux Properties AG L.L.C. Net proceeds were approximately $3.3 million with a net gain of approximately $2.1 million.

BUSINESS RESTRUCTURING PROGRESS

The restructuring activities started during the second half of 2006 to reduce expenses and improve margins were continued during the first and second quarters of 2007, to further improve our operating results and the effectiveness of our sales and marketing organization and sales channels. During the first quarter of 2007, we recorded restructuring charges of approximately $200,000 primarily related to severance charges. During the second quarter of 2007, we recorded an additional $632,000 of restructuring charges. These actions included re-engineering some internal processes, integrating some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels. During the third quarter of 2007, we recorded a net expense reversal of $107,000 comprised of $54,000 of additional expense, primarily relating to facilities, and a reversal of $161,000 of previously accrued severance primarily because certain employees who had been scheduled for termination had their termination notice rescinded.

As a result of the business down turn we were experiencing in the fourth quarter of 2008 and the uncertain business outlook, additional actions to reduce expenses were taken. This resulted in a restructuring charge primarily related to severance during the fourth quarter of $535,000 and total of $542,000 for the year 2008. At December 31, 2008, $390,000 remains accrued and is expected to be largely paid out during the first quarter of 2009.

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

Data I/O believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition: Sales of Data I/O’s semiconductor programming equipment requiring installation by us that is other than perfunctory were previously recorded when installation was complete, or at the later of customer acceptance or installation, if an acceptance clause is specified in the sales terms. Beginning in the third quarter of 2005, Data I/O began recognizing revenue for these products at the time of shipment. We began recognizing revenue at the time of shipment after we determined that our automated products have reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be considered a separate element. These systems are standard products with published product specifications and are configurable with standard options. The evidence that these systems could be accepted was based upon having standardized factory production of the units, results from batteries of tests of product performance to our published specifications, quality inspections and installation standardization, as well as past product operation validation with customer and the history provided by our installed base of products upon which the current versions were based. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements pursuant to EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” and recognize revenue when the criteria for revenue recognition have been met for each element according to SAB 104, “Revenue Recognition.” The amount of revenue recognized is affected by our judgments as to the collectability of the transaction or whether an arrangement includes multiple elements and if so, whether specific objective evidence of fair value exists for those elements. The measure of standalone fair value of the product versus the service installation value component is determined by the amount Data I/O pays to independent representative service groups or the amount of additional discount given to independent distributors, to provide the service installation. Changes to the elements in an arrangement and the ability to establish specific objective evidence for those elements could affect the timing of the revenue recognition. These conditions could be subjective and actual results could vary from the estimated outcome.

Installation that is considered perfunctory includes any installation that can be performed by other parties, such as distributors, other vendors, or in most cases the customer themselves. This takes into account the complexity, skill, and training needed as well as customer expectations regarding installation. The revenue related to products requiring installation that is perfunctory is recognized at the time of shipment provided that persuasive evidence of an arrangement exists, shipment has occurred, the price is fixed or determinable, and collectability is reasonably assured.

We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period, which is typically one year. We establish a reserve for sales returns based on historical trends in product returns and estimates for new items. Data I/O has a stated return policy that customers can return standard products for any reason within 30 days after delivery provided that the returned product is received in its original condition, including all packaging materials, for a refund of the price paid less a restocking charge of 30% of the total amount invoiced for the product returned, unless such restocking charge is waived in writing by Data I/O. In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists,” provisions for revenue recognition, the price is fixed or determinable at the date of the sale. The buyer has paid or is obligated to pay and the obligation is not contingent on resale of the product. The buyer’s obligation would not be changed in the event of theft, physical destruction or damage to the product. The buyer acquiring the product for resale has economic substance apart from Data I/O. We do not have contractual obligations for future performance to directly bring about the resale of the product by the buyer.

Allowance for Doubtful Accounts: We base the allowance for doubtful accounts receivable on our assessment of the collectability of specific customer accounts and the aging of accounts receivable. If there is deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, our estimates of the recoverability of amounts due to us could be adversely affected.

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

Tax Valuation Allowances: Given the uncertainty created by our loss history, as well as the current uncertain economic outlook for our industry and capital spending, Data I/O expects to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances. We expect, therefore, that reversals of the tax valuation allowance will take place only as we are able to take advantage of the underlying tax loss or other attributes in carry forward. The transfer pricing and expense or cost sharing arrangements are complex areas where judgments, such as the determination of arms-length arrangements, can be subject to challenges by different tax jurisdictions.

Share-based Compensation: We accounted for share-based awards made to our employees and directors including employee stock option awards, employee stock purchases made under our Employee Stock Purchase Plan (“ESPP) and restricted and performance share awards using the estimated grant date fair value method of accounting in accordance with SFAS, No. 123 (revised 2004), “Share-Based Payment (SFAS No. 123(R),” which was effective January 1, 2006 for Data I/O. We estimate the fair value using the Black-Scholes valuation model which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock. Changes in the subjective assumptions required in the valuation model may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations. Beginning in the second quarter of 2006, restricted stock awards and performance-based stock awards were granted. The vesting of the performance-based stock awards is based on attaining a particular revenue growth target during the three year period ending December 31, 2008. However, during the third quarter of 2007, we reversed the compensation expense related to the performance-based stock awards, based upon the likelihood of not meeting the performance goal for the year ending December 31, 2008. Beginning August 2006, ESPP shares were issued under provisions that do not require expense under SFAS 123(R).

Results of Operations

NET SALES

(in thousands)
Net sales by product line:	2008	Change	2007
Automated programming systems	$16,822	0.7%	$16,710
Non-automated programming systems	10,775	7.3%	10,042
Totals	$27,597	3.2%	$26,752

Net sales by location:
United States	$4,070	(17.4%)	$4,925
% of total	14.7%		18.4%
International	$23,527	7.8%	$21,827
% of total	85.3%		81.6%

For the year ended December 31, 2008 compared to the same period of 2007, sales increased by approximately $845,000 or 3.2% with the increase occurring during the first three calendar quarters of 2008, offset by a decline in the fourth quarter. The increase relates primarily to higher sales of aftermarket adapters as well as RoadRunner, FLX, and FlashPAK product lines Partially offsetting the increase were reduced sales of PS systems, ImageWriter, and our legacy non-automated programmers Unifamily and Sprint. The decline in sales of 11% in our legacy non-automated programmers is a continuing trend for these older product lines. Our backlog was roughly the same at $2.0 million on December 31, 2008 compared to $2.1 million on December 31, 2007.

International sales for the year ended 2008 were 85.3% of sales and increased by approximately 7.8% compared to the same period in 2007. During the year ended 2008, sales in Asia increased by approximately 46% compared to 2007, reflecting the improvements made in our China channels and Asian sales management during the second half of 2007 as well as what we believe to be a continued shift to international markets of manufacturing capacity related demand. The increase in Asia, especially in China, was offset in part by decreases in sales of 4% in Europe and 2% in Americas. Asia sales growth was strong in FLX, adapters, FlashPAK, and PS systems.

During 2008, our development team delivered a new version of RoadRunner the ProLINE-RoadRunner XLF aimed at large sized microcontroller users particularly in automotive electronics. We expect this to be an important product in this market, however the economic climate for capital spending is very uncertain currently in the automotive market. Our FLX-FMD had sales primarily to our initial development partner, a handset manufacturer, but has not been widely adopted at this point. During 2009, we plan to introduce additional new product solutions and product enhancements that provide both vehicles for growth as well as substantial value to our customers. We are also are making changes and increasing territory coverage with new representative sales channels, especially in the U.S.A. We also expect our new products and channels to increase our revenues, however, offsetting these increases are the expected continuing trend of declining sales of our older non-automated product lines and the current market conditions for decreased spending on capital equipment.

GROSS MARGIN

(in thousands)	2008	Change	2007
Gross margin	$16,233	8.2%	$15,007
Percentage of net sales	58.8%		56.1%

Gross margins increased in dollars by approximately $1.2 million and increased as a percentage of sales by 2.6 percentage points for the year ended December 31, 2008 compared to the same period in 2007. The overall gross margin percentage increase relates primarily to savings from restructuring actions taken during the first half of 2007 to lower factory costs; more favorable factory variances including: manufacturing variances of $309,000, and the labor and overhead variance of $171,000; and the effect of higher sales volume relative to fixed manufacturing costs. The current economic climate implications of decreased sales volume would typically imply a resulting lower gross margin percentage. Offsetting this is the potential for new representative sales channels to add sales which typically have a higher gross margin than our sales to distributors, but have an associated selling commission expense.

RESEARCH AND DEVELOPMENT

(in thousands)	2008	Change	2007
Research and development	$4,464	(5.3%)	$4,716
Percentage of net sales	16.2%		17.6%

Research and development (“R&D”) spending for the year ended December 31, 2008 compared to the same period in 2007 decreased in both dollars and as a percentage of sales due to the decreased spending associated with the platform development especially the FLX500. R&D also decreased due to the restructure actions and the re-engineering of internal processes including shifts of engineering work to our China based operations. Data I/O’s R&D objectives continue to focus on platform enhancements and application engineering development on the FLX500, PS, ProLINE-RoadRunner and our FlashCORE programmer architecture. Our R&D spending also fluctuates based on the number and the development stage of projects. New products introduced in 2008 include the ProLINE-RoadRunner XLF, a new larger format RoadRunner version.

We believe it is essential to invest in R&D to significantly enhance our existing products and to create new products as markets develop and technologies change. In addition to product development a significant part of R&D spending is on creating software and support for new devices introduced by the semiconductor companies. We are focusing our R&D efforts in our strategic growth markets, namely new programming technology and automated programming systems for the manufacturing environment, particularly extending the capabilities and support for our FlashCORE programmer architecture and automated handling solutions.

SELLING, GENERAL AND ADMINISTRATIVE

(in thousands)	2008	Change	2007
Selling, general and administrative	$8,106	(7.9%)	$8,801
Percentage of net sales	29.4%		32.9%

For the year ended December 31, 2008 compared with the same period in 2007, SG&A expenses decreased by approximately $695,000. The expense reduction was due primarily to lower commissions to channels of $665,000 especially due to certain representatives becoming distributors; a decrease in net personnel costs of approximately $307,000 related primarily to the 2008 and 2007 restructure actions; and a decrease in trade show expenses of $148,000. Partially offsetting these expense reductions was 2008 bonus incentive compensation of $580,000 where there was none in 2007. For 2009, increased sales channel territory coverage by new representatives is expected to add variable cost selling commissions for sales that they generate.

INTEREST

(in thousands)	2008	Change	2007
Interest income	$153	25.4%	$122
Interest expense	($30)	(21.1%)	($38)

Interest income increased by $31,000 for the twelve month period ending December 31, 2008 compared to the same period in 2007 due to the increase in the cash balance. Interest expense decreased for the twelve month period ending December 31, 2008 compared to the same period in 2007 due to paying down the equipment capital lease associated with the move to a new facility during the third quarter of 2006.

INCOME TAXES

(in thousands)	2008	2007
Income tax (expense) benefit	($79)	($8)

Income tax expense for 2008 relates to federal alternative minimum tax as well as foreign and state income taxes. Impacting the effective tax rate was the usage of previously reserved deferred tax assets like net operating losses in carryforward that we were able to recognize based upon the current year taxable income. For 2007, income tax expense related to foreign and state income taxes. The effective tax rate for 2007 was impacted by the valuation allowances on tax losses. We had income in 2007 in some foreign operations partially offset by losses in other countries.

For financial reporting purposes, Data I/O established tax valuation reserves against our deferred tax assets because of the uncertainty relating to the realization of such asset values. We had valuation allowances of $8.7 million and $9.5 million at December 31, 2008 and 2007, respectively. Given the uncertainty created by our past loss history as well as the current uncertain economic outlook for our industry and capital spending, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates of exchange during the year. We recognized foreign currency transaction gains and (losses) of ($153,000) and ($9,000) in 2008 and 2007, respectively. The transaction gains or losses resulted primarily from inter-company sales which were not hedged; sales by our German subsidiary to certain customers, which were invoiced in US dollars; and unhedged Brazilian currency balances. We hedge our foreign currency exposure on sales of inventory to our foreign subsidiaries through the use of foreign currency exchange contracts. See Note 1 of “Notes to Consolidated Financial Statements.”

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	2008	Change	2007
Working capital	$18,715	$5,653	$13,062

At December 31, 2008, Data I/O’s principal sources of liquidity consisted of existing cash and cash equivalents. Our working capital increased by $5.7 million and our current ratio increased from 3.5 in 2007 to 4.3 in 2008.

Our cash and cash equivalents increased by $5.7 million during the year ended December 31, 2008 primarily due to the cash received from operating activities totaling approximately $4.6 million. Cash received from operations primarily included net income for the year, excluding the $2.1 million from the patent sale, as well as adding back depreciation and amortization of approximately $1 million.

We added approximately $438,000 of cash from investing activities during the year ended December 31, 2008 including the $2.1 million net proceeds from the patent sale offset by 1.7 million used to purchase property, plant and equipment. We expect that we will continue to make capital expenditures to support our business and anticipate that present working capital will be sufficient to meet our operating requirements. Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

During 2007, our cash and cash equivalents increased by $5.2 million primarily due to cash received from operating activities totaling approximately $6.5 million which primarily included net income for the year 2007; a $3.5 million decrease in accounts receivable; and depreciation amortization in 2007 of approximately $1.2 million.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, we require substantial working capital to fund our operations. Over the last several years, we restructured our operations to lower our costs and operating expenditures in certain geographic regions and to lower the level of revenue required for our net income breakeven point, to preserve our cash position and to focus on profitable operations. Offsetting these actions are our investments in expanded operations in China, equipment, and hiring new key personnel. Given our strong cash position of $13 million as of year end, we believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least December 31, 2009. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing. Given the current economic climate, additional financing may be extremely difficult to obtain.

LONG-TERM DEBT

(in thousands)	2008	Change	2007
Long-term debt	$219	($118)	$337

During the third quarter of 2006, the Company entered into a five year capital lease agreement in the amount of $591,145. The lease was used to fund new equipment and installation associated with our move to the new facility in July of 2006. See Note 16, “Long-Term Debt.”

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted in Note 8, “Operating Lease and Other Commitments,” Data I/O had no off-balance sheet arrangements.

SHARE REPURCHASE PROGRAM

On December 16, 2008, Data I/O’s board of directors authorized a stock repurchase program of up to 1 million shares of common stock. The shares will be purchased in the open market, by block purchases or in private transactions, based on prevailing market conditions and price limits, and the stock repurchase program is authorized for the year 2009. The program may be suspended or discontinued at any time. The shares repurchased will be available for re-issuance to satisfy employee stock plans and for other corporate purposes. The board also approved entering into a Rule 10b5-1 trading plan, which allows Data I/O to repurchase our common stock in the open market during periods in which stock trading is otherwise closed for the company. The discretionary repurchase provisions and the 10b5-1 provisions of the program will be effective starting January 5, 2009. As of December 31, 2008 no shares have been repurchased under this program.

SHARE HOLDER RIGHTS PLAN

Data I/O’s Shareholder Rights Plan dated April 4, 1998 was scheduled to expire on April 4, 2008. Data I/O’s Board of Directors amended and extended the Shareholder Rights Plan for an additional 10-year term on April 3, 2008.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement was originally effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Data I/O adopted the effective portions of SFAS 157 effective December 1, 2007, which did not have a significant impact on our consolidated financial statements. We are currently evaluating the impact of the remaining portions of SFAS 157-2 on our financial statements and anticipate that the adoption of those remaining portions of the statement will not have a significant impact on the reporting of our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. Data I/O’s adoption of SFAS No. 159 did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations. SFAS 141(R) makes significant changes to the accounting and reporting standards for business acquisitions. SFAS 141(R) establishes principles and requirements for an acquirer’s financial statement recognition and measurement of the assets acquired; the liabilities assumed, including those arising from contractual contingencies; any contingent consideration; and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable as a result of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The statement also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance for the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and may not be adopted early or applied retrospectively. The adoption of SFAS 141(R) will have an impact on the accounting for, and the effect will depend upon the nature of, business combinations occurring on or after the adoption date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, (SFAS No. 161), which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments; how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations; and how the derivative instruments and related hedged items affect our financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not currently believe adoption will have a material impact on our financial position or operating results.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See pages 25 through 44.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders,

Data I/O Corporation

We have audited the accompanying consolidated balance sheets of Data I/O Corporation and subsidiaries (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. Our audits of the basic consolidated financial statements included the consolidated financial statement schedule (Schedule II). These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Data I/O Corporation and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

//S//GRANT THORNTON LLP
Seattle, Washington March 25, 2009

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,

	2008	2007
(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,304	$7,637
Trade accounts receivable, net of allowance for
doubtful accounts of $142 and $130	5,659	5,299
Inventories	5,039	4,980
Other current assets	408	323
TOTAL CURRENT ASSETS	24,410	18,239

Property, plant and equipment – net	2,290	2,257
Other assets	111	124
TOTAL ASSETS	$26,811	$20,620

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,005	$1,204
Accrued compensation	1,476	1,025
Deferred revenue	1,541	1,715
Other accrued liabilities	1,100	1,104
Accrued costs of business restructuring	389	8
Income taxes payable	59	3
Current portion long-term debt	125	118
TOTAL CURRENT LIABILITIES	5,695	5,177

Long-term other payables	57	20
Long-term debt	219	337

COMMITMENTS	–	–

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	–	–
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,869,245
and 8,765,767 shares	21,331	20,724
Accumulated Deficit and Retained Earnings	(1,301)	(6,429)
Accumulated other comprehensive income	810	791
TOTAL STOCKHOLDERS’ EQUITY	20,840	15,086
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,811	$20,620

See notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2008	2007
(in thousands, except per share data)
Net sales	$27,597	$26,752
Cost of goods sold	11,364	11,745
Gross margin	16,233	15,007
Operating expenses:
Research and development	4,464	4,716
Selling, general and administrative	8,106	8,801
Provision for business restructuring	542	725
Total operating expenses	13,112	14,242
Gain on sale of assets - patents	2,116	-

Operating income (loss)	5,237	765
Non-operating income (expense):
Interest income	153	122
Interest expense	(30)	(38)
Foreign currency transaction gain (loss)	(153)	(9)
Total non-operating income (loss)	(30)	75
Income (loss) before income taxes	5,207	840
Income tax (expense) benefit	(79)	(8)
Net income (loss)	$5,128	$832

Basic earnings (loss) per share	$0.58	$0.10
Diluted earnings (loss) per share	$0.57	$0.09
Weighted-average basic shares	8,822	8,592
Weighted-average diluted shares	9,053	8,860

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2008	2007
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,128	$832
Adjustments to reconcile income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	1,017	986
Write off of property, plant and equipment	0	58
Equipment transferred to cost of goods sold	398	896
Gain on sale of patents	(2,115)	-
Share-based compensation	401	316
Net change in:
Trade accounts receivable	(467)	3,492
Inventories	(78)	163
Other current assets	(96)	179
Accrued cost of business restructuring	381	6
Accounts payable and accrued liabilities	245	(657)
Deferred revenue	(174)	249
Deposits and other long-term assets	(1)	5
Net cash provided by (used in) operating activities	4,639	6,525
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,677)	(1,015)
Net proceeds from sale of patents	2,115	-
Acquisition of intangibles	-	-
Proceeds from maturities of available-for-sale securities	-	-
Cash provided by (used in) investing activities	438	(1,015)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	206	355
Payment of capital lease obligation	(112)	(103)
Cash provided by financing activities	94	252
Increase (decrease) in cash and cash equivalents	5,172	5,762

Effects of exchange rate changes on cash	496	(603)
Cash and cash equivalents at beginning of year	7,637	2,478
Cash and cash equivalents at end of year	$13,304	$7,637
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$32	$39
Income taxes	$23	$12

See notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Retained	Other	Total
	Common Stock		Earnings	Comprehensive	Stockholders’
	Shares	Amount	(Deficit)	Income (Loss)	Equity
(in thousands, except share data)

Balance at December 31, 2006	8,481,563	$20,053	($7,261)	$491	$13,283
Balance at December 31, 2006 as adjusted	8,481,563	20,053	(7,261)	491	13,283
Stock options exercised	273,344	327			327
Stock awards issued net of tax withholding	1,902	(3)			(3)
Issuance of stock through
Employee Stock Purchase Plan	8,958	31			31
Share-based compensation		316			316
Comprehensive income:
Net Income			832		832
Translation adjustment				300	300
Total comprehensive income					1,132
Balance at December 31, 2007	8,765,767	20,724	(6,429)	791	15,086
Stock options exercised	96,240	194			194
Stock awards issued net of tax withholding	3,607	(7)			(7)
Issuance of stock through
Employee Stock Purchase Plan	3,631	19			19
Share-based compensation		401			401
Comprehensive income:
Net income			5,128		5,128
Translation adjustment				19	19
Total comprehensive income					5,147
Balance at December 31, 2008	8,869,245	$21,331	($1,301)	$810	$20,840

See notes to consolidated financial statements.

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Data I/O Corporation (“Data I/O”) designs, manufactures, and sells programming systems used by designers and manufacturers of electronic products. Our programming system products are used to program integrated circuits (“ICs” or “devices” or “semiconductors”) with the specific unique data necessary for the ICs contained in various products, and are an important tool for the electronics industry experiencing growing use of programmable ICs. Customers for our programming system products are located around the world, primarily in the United States, Europe and the Far East. Our manufacturing operations are currently located in the United States, with most of our FlashCORE adapters are manufactured in China. An outside supplier located in Germany currently manufactures our Sprint non-automated programming systems.

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

Accounts Receivable

The majority of Data I/O’s accounts receivable are due from companies in the electronics manufacturing industries. Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are typically due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. Data I/O determines our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the industry and geographic payment practices involved, Data I/O’s previous loss history, the customer’s current ability to pay their obligation to Data I/O, and the condition of the general economy and the industry as a whole. Data I/O writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. Interest may be accrued, at the discretion of management and according to our standard sales terms, beginning on the day after the due date of the receivable. However, interest income is subsequently recognized on these accounts either to the extent cash is received, or when the future collection of interest and the receivable balance is considered probable by management.

Inventories

Inventories are stated at the lower of cost or market with cost being the currently adjusted standard cost, which approximates cost on a first-in, first-out basis. We estimate changes to inventory for obsolete, slow-moving, excess and non-salable inventory by reviewing current transactions and forecasted product demand. We evaluate our inventories on an item by item basis and record locom (lower of cost or market) adjustment accordingly. See Note 5.

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

Long-lived assets are evaluated on an annual basis for impairment. Based on this evaluation, no impairment was noted for the years ended December 31, 2008 and 2007.

Intangible Assets

Intangible assets include capitalized costs, technical and product rights, patent, trademarks, and other intellectual property. Intangible assets are stated at cost and amortized to operations over their estimated useful lives or statutory lives, whichever is shorter. Capitalized intangible assets are included in other long term assets on the balance sheet. We evaluate our intangible assets for impairments whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a fair value approach. No such impairment was recognized for the years ended December 31, 2008 and 2007.

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

Sales were recorded net of associated sales return reserves, which were $197,000 and $158,000 at December 31, 2008 and 2007, respectively.

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

Advertising Expense

Data I/O expenses advertising costs as incurred. Total advertising expenses were approximately $116,000 and $115,000 in 2008 and 2007, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share exclude any dilutive effects of stock options. Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period. The common stock equivalent shares from equity awards used in calculating diluted earnings per share were 231,974 and 268,197 for the years ended December 31, 2008 and 2007 respectively.  Options to purchase 820,645 and 259,359 shares of common stock were outstanding as of December 31, 2008 and 2007, respectively, but were excluded from the computation of diluted EPS for the period then ended because the options were anti-dilutive.

Diversification of Credit Risk

Financial instruments, which potentially subject Data I/O to concentrations of credit risk, consist primarily of trade receivables. Our cash, cash equivalents and marketable securities consist of high quality financial instruments. Data I/O maintains cash balances in financial institutions, which at times may exceed federally insured limits. We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents. Our trade receivables are geographically dispersed and include customers in many different industries. At December 31, 2008 the combined subsidiaries accounts receivable of one customer represented 13.3% of our total consolidated accounts receivable balance and there were no other customers that represented 10% or more. As of December 31, 2007, we had no customers that represented 10% or more of total consolidated accounts receivable balance. We believe that risk of loss is significantly reduced due to the diversity of our end-customers and geographic sales areas. We perform on-going credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, or prepayment whenever deemed necessary.

Derivatives

Data I/O accounts for our derivatives using SFAS No. 133, “Accounting for Derivatives and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments and requires recognition of derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value.

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All of our hedging instruments are fair value hedges. Generally, these contracts have maturities less than one year and requireus to exchange foreign currencies for U.S. dollars at maturity. At December 31, 2008 and 2007, we had a notional value of approximately

$424,000 and $1,620,000, respectively. The estimated fair value gain (loss) of the open hedge contracts as of December 31, 2008 and 2007 is approximately ($9,000) and ($8,000), respectively, and is included in accounts payable on the balance sheet. Periodic changes in fair value are recorded in other income in the statement of operations. The amount of transaction gain or (loss) in other income in 2008 and 2007 was ($153,000) and ($9,000), respectively.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement was originally effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Data I/O adopted the effective portions of SFAS 157 effective December 1, 2007, which did not have a significant impact on our consolidated financial statements. We are currently evaluating the impact of the remaining portions of SFAS 157-2 on our financial statements and anticipate that the adoption of those remaining portions of the statement will not have a significant impact on the reporting of our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits an entity, at specified election dates, to choose to measure certain financial instruments and other items at fair value. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently, without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for accounting periods beginning after November 15, 2007. Data I/O’s adoption of SFAS No. 159 did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations. SFAS 141(R) makes significant changes to the accounting and reporting standards for business acquisitions. SFAS 141(R) establishes principles and requirements for an acquirer’s financial statement recognition and measurement of the assets acquired; the liabilities assumed, including those arising from contractual contingencies; any contingent consideration; and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable as a result of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The statement also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance for the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and may not be adopted early or applied retrospectively. The adoption of SFAS 141(R) will have an impact on the accounting for, and the effect will depend upon the nature of, business combinations occurring on or after the adoption date.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, (SFAS No. 161), which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments; how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations; and how the derivative instruments and related hedged items affect our financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not currently believe adoption will have a material impact on our financial position or operating results.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP.  The current

GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  The adoption of FASB 162 is not expected to have a material impact on our financial statements.

NOTE 2 – CLASSIFICATIONS

Certain prior periods’ balances have been reclassified to conform to the presentation used in the current period.

NOTE 3 – PROVISION FOR BUSINESS RESTRUCTURING

The restructuring activities started during the second half of 2006 to reduce expenses and improve margins were continued during the first and second quarters of 2007, to further improve our operating results and the effectiveness of our sales and marketing organization and sales channels. During the first quarter of 2007, we recorded restructuring charges of approximately $200,000 primarily related to severance charges. During the second quarter of 2007, we recorded an additional $632,000 of restructuring charges. These actions included re-engineering some internal processes, integrating some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels. During the third quarter of 2007, we recorded a net expense reversal of $107,000 comprised of $54,000 of additional expense, primarily relating to facilities, and a reversal of $161,000 of previously accrued severance primarily because certain employees who had been scheduled for termination had their termination notice rescinded.

As a result of the business down turn we were experiencing in the fourth quarter of 2008 and the uncertain business outlook, additional actions to reduce expenses were taken. This resulted in a restructuring charge primarily related to severance during the fourth quarter of $535,000 and total of $542,000 for the year 2008. At December 31, 2008, $390,000 remains accrued and is expected to be largely paid out during the first quarter of 2009.

An analysis of the restructuring is as follows (in thousands):

Description	Reserve Balance at 12/31/2006	2007 Expenses	2007 Payments/ Write-offs	Reserve Balance at 12/31/2007	2008 Expenses	2008 Payments/ Write-offs	Reserve Balance at 12/31/2008
Downsizing US Operations:
Employee severance	$2	$411	$413	$-	$162	$82	$80
Facility & other costs	-	5	5	-	18	11	7
Downsizing foreign operations:
Employee severance	-	204	199	5	347	63	289
Facility & other costs	-	105	102	3	15	4	14
Total	$2	$725	$719	$8	$542	$160	$390

NOTE 4 ~~–~~ ACCOUNTS RECEIVABLE, NET

Receivables consist of the following (in thousands):

	Dec. 31,	Dec. 31,
	2008	2007
Trade accounts receivable	$5,801	$5,429
Less allowance for doubtful receivables	142	130
Trade accounts receivable, net	$5,659	$5,299

Trade receivables relate to sales to Data I/O customers, for which credit is extended based on the customer’s credit history.

Changes in Data I/O’s allowance for doubtful accounts are as follows (in thousands):

	Dec. 31,	Dec. 31,
	2008	2007
Beginning balance	$130	$199
Bad debt expense (reversal)	36	11
Accounts written-off	(24)	(80)
Recoveries	-	-
Ending balance	$142	$130

NOTE 5 – INVENTORIES

Net inventories consisted of the following components (in thousands):

	Dec. 31,	Dec. 31,
	2008	2007
Raw material	$2,631	$3,047
Work-in-process	1,155	1,125
Finished goods	1,253	808
Inventories	$5,039	$4.980

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following (in thousands):

	Dec. 31,	Dec. 31,
	2008	2007
Leasehold improvements	$393	$389
Equipment	8,931	8,853
	9,324	9,242
Less accumulated depreciation	7,034	6,985
Property, plant and equipment, net	$2,290	$2,257

Total depreciation recorded for 2008 and 2007was $832,000 and $1,054,000 respectively.

NOTE 7 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

	Dec. 31,	Dec. 31,
	2008	2007
Product warranty liability	$400	$401
Sales return reserve	197	158
Deferred rent	156	187
Other taxes	186	65
Other	161	293
Other accrued liabilities	$1,100	$1,104

The changes in Data I/O’s product warranty liability are as follows (in thousands):

	Dec. 31, 2008	Dec. 31, 2007

Liability, beginning of year	$401	$467
Net expenses	717	782
Warranty claims	(719)	(782)
Accrual revisions	1	(66)
Liability, end of year	$400	$401

NOTE 8 – OPERATING LEASE AND OTHER COMMITMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At December 31, 2008, the purchase and other obligations totaled $493,000 all of which are 2009 commitments. Any amounts reflected on the balance sheet as accounts payable, accrued liabilities, and notes payable are excluded from the below table. Data I/O has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31, (in thousands):

Operating
leases

2009	$1,092
2010	876
2011	491
2012 and thereafter	1
Total	$2,460

Lease and rental expense was $1,209,000 and $1,200,000 in 2008 and 2007, respectively. Rent expense is recorded on a straight line basis, over the term of the lease, for leases that contain fixed escalation clauses. Data I/O has renewal options on substantially all of our major leases. Data I/O entered into a headquarters facility lease for a five year period for an approximately 40,000 square foot office space located in Redmond, Washington and it commenced during the third quarter of 2006. We also entered into a new lease agreement during the second quarter of 2006 for our offices in Shanghai, China. During the third quarter of 2008, we entered into a new lease agreement for our office in Hong Kong, China.

NOTE 9 – CONTINGENCIES

As of December 31, 2008, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

As previously disclosed, on January 22, 2008, our former landlord, (now known as Rowley Properties, Inc.), filed a Complaint in the Superior Court of Washington for King County (No. 08-2-03518-2 SEA) against Data I/O, Robert/Barbara Hiester and Steven/Jane Doe Hiester. The claims against Data I/O include breach of agreement, waste, and an environmental remediation claim for contribution under RCW 70.105D.080. No claim amount was specified in the Complaint. The claims relate to a former circuit board fabrication business that Data I/O operated from 1978 to October 1988. We sold that business to Circuit Partners whose officers and principal shareholders were Robert and Barbara Hiester. In March 2009, we agreed to settle this case with Rowley Properties, Inc with the settlement amount to be paid by our insurer. Rowley Properties, Inc. and Data I/O expect to enter into a mutual release and settlement agreement in which they release each other from claims related to this case and Rowley Properties, Inc indemnifies Data I/O against any claims from the other defendants related to this case.

NOTE 10 – STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2008, there were 1,096,473 shares of Common Stock reserved for issuance of which 192,242 shares are available for future grant under Data I/O’s employee stock option plans (‘Stock Plan”). Pursuant to these plans, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years. Options granted under the plans generally have a maximum term of six years from the date of grant, except for certain options granted in January 1999, which have a maximum term of ten years. Stock awards may also be granted under the Stock Plan. Beginning in the second quarter of 2006, we granted restricted stock awards and performance-based stock awards to our officers and key employees at fair market value. The restricted stock awards are contingent upon meeting the required service period and vest in equal annual installments over four years. The performance-based stock awards vest on December 31, 2008 based on obtaining a revenue growth target of $34,694,935 for the fiscal year ending December 31, 2008. However, during the third quarter of 2007, we reversed the compensation expense related to the performance-based stock awards, based upon the likelihood of not obtaining the performance goal for the year ending December 31, 2008. The 2008 performance goal was not met and as a result these performance-based stock awards did not vest at the end of 2008.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, eligible employees may purchase shares of Data I/O’s Common Stock at six-month intervals at 95% of the fair market value on the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 2008 and 2007, a total of 3,631 and 8,958 shares, respectively, were purchased under the plan at average prices of $5.35 and $3.43 per share, respectively. At December 31, 2008, a total of 95,482 shares were reserved for future issuance. The 5% discount allowed under the ESPP is not considered compensatory under SFAS 123(R).

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

Director Fee Plan

Data I/O has a Director Fee Plan, not currently in use, which had provided for payment to directors who are not employees of Data I/O Corporation by delivery of shares of Data I/O’s Common Stock. No shares were issued from the plan for 2008 or 2007 board service and 151,332 shares remain available in the plan as of December 31, 2008.

Retirement Savings Plan

Data I/O has a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer their pre-tax salary, subject to IRS limitations. In fiscal years 2008 and 2007, Data I/O contributed one dollar for each dollar contributed by a participant, with a maximum contribution of 4% of a participant’s earnings. Data I/O’s matching contribution expense for the savings plan was approximately $145,000 and $161,000 in 2008 and 2007, respectively.

Share Repurchase Program

On December 16, 2008, Data I/O’s board of directors authorized a stock repurchase program of up to 1 million shares of common stock. The shares will be purchased in the open market, by block purchases or in private transactions, based on prevailing market conditions and price limits, and the stock repurchase program is authorized for the year 2009. The program may be suspended or discontinued at any time. The shares repurchased will be available for re-issuance to satisfy employee stock plans and for other corporate purposes. The board also approved entering into a Rule 10b5-1 trading plan, which allows the company to repurchase the company’s common stock in the open market during periods in which stock trading is otherwise closed for the company. The discretionary repurchase provisions and the 10b5-1 provisions of the program will be effective starting January 5, 2009. As of December 31, 2008 no shares have been repurchased under this program.

NOTE 11– SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options, stock awards and employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”) during 2006.

Data I/O adopted SFAS No. 123(R) using the modified prospective method beginning January 1, 2006. Accordingly, during the year ended December 31, 2008, 2007, and 2006, we recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under SFAS No. 123 were in effect for expense recognition purposes adjusted for estimated forfeitures. For share-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method required under SFAS No. 123(R). For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures. SFAS No. 123(R) supersedes the Company’s previous accounting under APB No. 25, “Accounting for Stock Issued to Employees, under which the Company did not recognize compensation expense.

The impact on our results of operations of recording share-based compensation for the year ended December 31, 2008 and 2007 was as follows (in thousands):

	Year Ended Dec. 31, 2008	Year Ended Dec. 31, 2007
Costs of goods sold	$24	$14
Research and development	50	39
Selling, general and administrative	327	263
Total share-based compensation expense	$401	$316

Impact on net income (loss) per share:
Basic and diluted	$0.04	$0.04

Approximately $6,600 and $3,500 of share-based compensation was capitalized within inventory for the year ended December 31, 2008 and 2007, respectively.

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

	Employee Stock		Employee Stock
	Options		Purchase Plan
	2008	2007	2008	2007
Risk-free interest rates	3.08%	4.90%	N/A	N/A
Volatility factors	.54	.59	N/A	N/A
Expected life of the option	4.7	4.68	N/A	N/A
in years
Expected dividend yield	None	None	N/A	N/A

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. We have not recently declared or paid any dividends and do not currently expect to do so in the future. The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised shares. Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior. Expected volatility is based on the annualized daily historical volatility of Data I/O’s stock over a representative period.

The weighted average grant date fair value of options granted under our stock option plans for the twelve month period ending December 31, 2008 and 2007 was $2.85 and $1.98, respectively.

The following table summarizes stock option activity under our stock option plans for the twelve months ended December 31:

	Dec. 31, 2008		Dec. 31, 2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	855,925	$2.90	1,080,904	$2.40
Granted	187,000	5.91	166,000	3.71
Exercised	(102,007)	2.19	(317,576)	1.61
Cancelled, expired or forfeited	(36,687)	3.53	(73,403)	2.97
Outstanding – end of year	904,231	$3.58	855,925	2.90
Vested or expected to vest at the end of the period	850,793	$3.48	801,579	$2.85
Exercisable at end of year	602,483	$2.98	533,108	$2.58

The stock options outstanding and exercisable for equity share-based payment awards under our stock option plans as of December 31, 2008 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted – Average Remaining Contractual Life in Years	Weighted – Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted – Average Exercise Price	Aggregate Intrinsic Value
$1.00 - $1.94	207,036	1.60	$2.08		188,920	$2.05
$1.94 - $2.49	229,226	1.61	2.84		226,570	2.84
$2.49 - $3.13	152,625	4.37	3.68		65,220	3.68
$3.13 - $3.69	141,719	3.52	3.90		97,398	3.90
$3.69 - $6.07	173,625	5.38	5.96		24,375	5.96
	904,231	3.10	$3.58	$76,815	602,483	$2.98	$76,815

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company closing stock price of $2.40 at December 31, 2008, which would have been received by award holders had all award holders exercised their stock options that were in-the-money as of that date. The aggregate intrinsic value of awards exercised during the twelve month period ended December 31, 2008 was $579,380.

Restricted stock award including performance-based stock award activity under our share-based compensation plan was as follows:

	Dec. 31, 2008		Dec. 31, 2007
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Awards	Fair Value	Awards	Fair Value
Outstanding at beginning of year	23,986	$3.80	21,150	$3.88
Granted	13,200	5.98	12,450	3.69
Vested	(4,843)	3.78	(2,566)	3.88
Cancelled	(10,020)	4.15	(7,048)	3.82
Outstanding at end of year	22,323	$4.93	23,986	$3.80

As of December 31, 2008 and 2007, there were $684,834 and $599,552, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our stock option plans. That cost is expected to be recognized over a weighted average period of 2.53 and 2.26 years as of December 31, 2008 and 2007, respectively.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Ending accumulated balances for each item in accumulated other comprehensive income are as follows:

(in thousands)	Dec. 31,	Dec. 31,
	2008	2007
Unrealized currency gain	$810	$792
Unrealized loss on marketable securities	(0)	(1)
Total accumulated other comprehensive income	$810	$791

NOTE 13– INCOME TAXES

Data I/O accounts for income taxes using the liability method as prescribed by Statement of Financial Accounting Standards No.

109, “Accounting for Income Taxes.”

Components of income (loss) before taxes:

	Year Ended Dec. 31,
(in thousands)	2008	2007
U.S. operations	$2,718	$127
Foreign operations	2,490	713
	$5,208	$840

Income tax expense (benefit) consists of:
Current tax expense (benefit):
U.S. federal	$39	$ -
State	12	4
Foreign	28	4
	79	8
Deferred tax expense (benefit) – U.S. federal	-	-
Total income tax expense (benefit)	$79	$8

A reconciliation of Data I/O’s effective income tax and the U.S. federal tax rate is as follows:

	Year Ended Dec. 31,
	2008	2007
Statutory tax	$1,770	$286
State and foreign income tax, net of federal income tax benefit	(760)	(255)
Valuation allowance for deferred tax assets	(931)	(23)
	$79	$8

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below (in thousands):

	Dec. 31,	Dec. 31,
	2008	2007
Deferred income tax assets:
Allowance for doubtful accounts	$36	$32
Inventory and product return reserves	657	623
Compensation accruals	487	385
Accrued liabilities	89	157
Book-over-tax depreciation and amortization	366	442
Foreign net operating loss carryforwards	456	546
U.S. net operating loss and credit carryforwards	6,588	7,359
Other, net	2	-
	8,681	9,544
Valuation allowance	(8,681)	(9,544)
Total deferred income tax assets	$ -	$ -

The valuation allowance for deferred tax assets decreased $862,000 and $165,000 during the years ended December 31, 2008 and December 31, 2007, respectively, due primarily to book net income and reversal of deferred tax assets. The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding Data I/O’s ability to utilize such assets in future years. Although we have had recent profitable operations, this full valuation allowance evaluation is based upon our volatile history of losses and the current uncertain economic outlook for our industry and capital spending. Credit carryforwards consist primarily of research and experimental and alternative minimum tax credits. U.S. net operating loss carryforwards expire beginning in 2020 to 2029. Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly scopes income taxes out of Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. The adoption of FIN 48 had no impact on the Company’s financial statements. There were $71,000 and $66,000 of unrecognized tax benefits as of December 31, 2008 and 2007, respectively.

Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during 2008. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

Tax years that remain open for examination include 2005, 2006, and 2007 in the United States of America. In addition, tax years from 1999 to 2004 may be subject to examination in the event that the Company utilizes the NOL’s from those years in its current or future year tax return.

NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION

We consider our operations to be a single operating segment, focused on the design, manufacturing, and sale of programming systems used by designers and manufacturers of electron products.

During 2008 and 2007 there were no customers that accounted for 10% of Data I/O’s consolidated net revenues for that year. Major operations outside the U.S. include sales and service support subsidiaries in Germany, Canada and China. At December 31, 2008 the combined subsidiaries accounts receivable of one customer represented 13.3% of our total consolidated accounts receivable balance and there were no other customers that represented 10% or more. At December 31, 2007, there were no customers that represented 10% or more of total consolidated accounts receivable balance.

The following table summarizes information about geographic area:

	Year Ended Dec. 31,
(in thousands)	2008	2007
Net sales:
U.S.	$4,070	$4,925
Europe	11,250	12,304
Rest of World	12,277	9,523
	$27,597	$26,752
Included in Europe and Rest of World are the following significant balances:
Germany	$6,137	$5,836
China	$3,205	$2,136
Operating income (loss):
U.S.	$1,411	($1,105)
Europe	1,298	2,236
Rest of World	2,528	(366)
	$5,237	$765
Identifiable assets:
U.S.	$14,814	$12,358
Europe	6,185	5,007
Rest of World	5,812	3,255
	$26,811	$20,620

NOTE 15 – LONG-TERM DEBT

On September 27, 2006, the Company entered into a five year capital lease agreement in the amount of $591,145. The imputed interest rate is 7.69%.

At December 31, 2008 scheduled maturities of the capital lease obligation for the years ending December 31 are as follows (in thousands):

2009	$141
2010	141
2011	94
Thereafter	0
Total minimum lease payments	376
Less: Amount representing interest	(33)
Present value of capital lease obligation	343
Current portion long-term debt	(125)
Non-current portion long-term debt	$ 218

NOTE 16 – GAIN ON SALE OF PATENTS

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this assessment we concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

Our continued restructuring actions decreased the number of personnel and reallocated tasks. We did not change our internal controls, however, these restructure actions may have an impact on our internal controls’ operation which we will continue to monitor and evaluate.

Item 9B._Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Registrant’s directors is set forth under “Election of Directors” in Data I/O’s Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 14, 2009 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of Data I/O’s year-end. Information regarding the Registrant’s executive officers is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.”

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

Item 11. Executive Compensation

Information called for by Part III, Item 11, is included in Data I/O’s Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 14, 2009 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Executive Compensation.” Such Proxy Statement will be filed within 120 days of Data I/O’s year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in Data I/O’s Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 14, 2009 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Voting Securities and Principal Holders.” Such Proxy Statement will be filed within 120 days of Data I/O’s year-end.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2008. See Notes 10 and 11 of “Notes to Consolidated Financial Statements.”

	(a) Number of securities	(b) Weighted-average	(c) Number of securities remaining
	to be issued upon the	exercise price of	available for future issuance under
	exercise of outstanding	outstanding options,	equity compensation plans
	options, warrants and	warrants and rights	(excluding securities reflected in
	rights		column (a))

Equity compensation plans approved by security holders (1) (2)	907,803	$3.57	435,484

Equity compensation plans not approved by security holders	-	$ -	-

Total	907,803	$3.57	435,484

(1)	Represents shares of Data I/O’s Common Stock issuable pursuant to our 2000 Stock Incentive Compensation Plan, 1986 Stock Option Plan, 1982 Employee Stock Purchase Plan, and 1996 Director Fee Plan.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2009 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14._ Principle Accounting Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Principal Accountant’s Fees and Services” in the Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 14, 2009. Such Proxy Statement will be filed within 120 days of Data I/O’s year-end.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Executive Compensation Plans and Arrangements

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.7.

(2)	Data I/O Corporation Tax Deferral Retirement Plan and Trust with Orchard Trust Company. See Exhibit 10.19 and 10.20.

(3)	Summary of Amended and Restated Management Incentive Compensation Plan. See Exhibit 10.2.

(4)	Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.

(5)	Amended and Restated 1986 Stock Option Plan. See Exhibit 10.5.

(6)	Form of Change in Control Agreements. See Exhibit 10.10 and 10.11.

(7)	1996 Director Fee Plan. See Exhibit 10. 4.

(8)	Letter Agreement with Frederick R. Hume. See Exhibit 10. 6.

(9)	Amended and Restated 2000 Stock Compensation Incentive Plan. See Exhibit 10.8.

(10)	Form of Option Agreement. See Exhibit 10.9.

(11)	Form of Performance Share Award Agreement. See Exhibit 10.15.

(12)	Harald Weigelt Employment Agreement. See Exhibit 10.23.

(a)	List of Documents Filed as a Part of This Report:	Page

(1)	Index to Financial Statements:

Report of Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets as of December 31, 2008 and 2007	26

Consolidated Statements of Operations for each of the two years ended December 31, 2008	27

Consolidated Statements of Cash Flows for each of the two years ended December 31, 2008	28

Consolidated Statement of Stockholders’ Equity for each of the two years ended December 31, 2008	29

Notes to Consolidated Financial Statements	30

(2)	Index to Financial Statement Schedules:

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

4.4

Amendment No. 2 to Rights Agreement, dated as of April 3, 2008, between Data I/O Corporation and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C.). (Incorporated by reference to Exhibit 4.3 of Data I/O’s Form 8-K dated April 3, 2008).

10	Material Contracts:

10.1	Amended and Restated 1983 Stock Appreciation Rights Plan dated February 3, 1993 (Incorporated by reference to Exhibit 10.23 of Data I/O’s 1992 Annual Report on Form 10-K (File No. 0-10394)).

10.2	Amended and Restated Management Incentive Compensation Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.25 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.3	Amended and Restated Performance Bonus Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.26 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.4	Amended and Restated Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.32 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.5	Amended and Restated 1986 Stock Option Plan dated May 12, 1998 (Incorporated by reference to Exhibit 10.37 of Data I/O’s 1998 Annual Report on Form 10-K (File No. 0-10394)).

10.6	Letter Agreement with Fred R. Hume dated January 29, 1999. (Incorporated by reference to Exhibit 10.35 of Data I/O’s 1999 Annual Report on Form 10-K (File No. 0-10394)).

10.7	Amended and Restated 1982 Employee Stock Purchase Plan dated May 16, 2003

(Incorporated by reference to Data I/O’s 2003 Proxy Statement dated March 31, 2003).

10.8	Amended and Restated 2000 Stock Compensation Incentive Plan dated May 20, 2004 (Incorporated by reference to Data I/O’s 2004 Proxy Statement dated April 12, 2004).

10.9	Form of Option Agreement (Incorporated by reference to Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).

10.10	Change in Control Agreement with Fred R. Hume dated December 31, 2008

10.11	Change in Control Agreement with Joel S. Hatlen dated December 31, 2008

10.12	Harald Weigelt Employment Agreement (Incorporated by reference to Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

10.13

Lease, Redmond East Business Campus between Data I/O Corporation and Carr Redmond PLCC dated February 28, 2006 (Incorporated by reference to Data I/O’s 2005 Annual Report on Form 10K (File No. 0-10394)).

10.14	Amended and Restated 2000 Stock Compensation Incentive Plan dated May 24, 2006 (Incorporated by reference to Data I/O’s 2006 Proxy Statement dated April 6, 2006).
10.15	Form of Performance Award Agreement (incorporated by reference to Exhibit 10.28 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.16    Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.29 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.17	Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 25, 2008).

10.18	First Amendment to the Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 25, 2008).

10.19	Orchard Trust Company Defined Contribution Prototype Plan and Trust (Incorporated by reference to Data I/O’s 2007 Annual Report on Form 10K (File No. 0-10394)).

10.20	Orchard Trust Company Non-standardized 401(k) Plan (Incorporated by reference to Data I/O’s 2007 Annual Report on Form 10K (File No. 0-10394)).

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31	Certification – Section 302:

31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification

32	Certification – Section 906:

32.1	Chief Executive Officer Certification
32.2	Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA I/O CORPORATION
(REGISTRANT)

DATED:	March 27, 2009	By://S//Frederick R. Hume
Frederick R. Hume
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME & DATE	TITLE

By: //S//Frederick R. Hume______________________	President and Chief Executive Officer
Frederick R. Hume	(Principal Executive Officer)

By: //S//Joel S. Hatlen__________________________	Chief Financial Officer
Joel S. Hatlen	Vice President of Finance
Secretary, Treasurer

(Principal Financial and Accounting Officer)

By: //S//Paul A. Gary____________________	Director
Paul A. Gary

By: //S//Edward D. Lazowska____________________	Director
Edward D. Lazowska

By: //S//Daniel A. DiLeo_______________________	Director
Daniel A. DiLeo

By: //S//Steven M. Quist________________________	Director
Steven M. Quist

By: //S//William R. Walker______________________	Director
William R. Walker

DATA I/O CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		Charged/
		(Credited)
	Balance at	to Costs		Balance at
	Beginning	and	Deductions-	End of
	of Period	Expenses	Describe	Period
(in thousands)

Year Ended December 31, 2007 :
Allowance for bad debts	$199	$11	($80) (1)	$130

Year Ended December 31, 2008:
Allowance for bad debts	$130	$36	($24) (1)	$142

(1)	Uncollectable accounts written off, net of recoveries.

EXHIBIT 21.1

DATA I/O CORPORATION

SUBSIDIARIES OF THE REGISTRANT

The following table indicates the name, jurisdiction of incorporation and basis of ownership of each of Data I/O’s subsidiaries:

State or	Percentage
Jurisdiction	of Voting
of	Securities
Name of Subsidiary	Organization	Owned

Data I/O International, Inc.	Washington	100%

Data I/O FSC International, Inc.	Territory of Guam	100%

Data I/O Canada Corporation	Canada	100%

Data I/O China, Ltd	Hong Kong, China	100%

Data I/O GmbH	Germany	100%

RTD, Inc. (formerly Reel-Tech, Inc.)	Washington	100%

Data I/O Electronics (Shanghai) Co. Ltd	China	100%

Data I/O Programacao de Sistemas Ltda	Brazil	100%

EXHIBIT 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated March 25, 2009, accompanying the consolidated financial statements and schedule included in the Annual Report of Data I/O Corporation on Form 10-K for the year ended December 31, 2008. We hereby consent to the incorporation by reference of said report in the Registration Statements of Data I/O Corporation on Form S-8 (File Nos. 002-76164, 002-86785, 002-98115, 002-78394, 33-95608, 33-66824, 33-42010, 33-26472, 33-54422, 333-20657, 333-55911, 33-02254, 33-03958, 333-107543, 333-81986, 333-48595, 333-121861 and 333-151006) and on Form S-3 (File No. 333-121566).

//s//GRANT THORNTON LLP

Seattle, Washington

March 25, 2009

Exhibit 10.10

AMENDED AND RESTATED

EXECUTIVE AGREEMENT

FOR

DATA I/O CORPORATION

This Amended and Restated Agreement (the “Agreement”) is entered into this 31 day of December, 2008, by and between DATA I/O CORPORATION ("the Company") and Frederick R. Hume ("Executive"). Executive is an at-will employee of the Company. The Agreement was originally entered into March 22, 2007 and is being amended and restated to reflect revisions required by the provisions of Section 409A of the Internal Revenue Code, in addition to other amendments. The parties wish to provide Executive with severance benefits if Executive's employment is terminated in connection with a change in control in the Company and other payments in connection with a change of control. At the time of the execution of the original agreement, the Executive entered into the Company's form of Confidentiality and Non-Competition Agreement for executive officers.

NOW, THEREFORE, in consideration of the foregoing recitals and the covenants and conditions contained herein, the parties hereby agree as follows:

1.	Change of Control.

(a)    If, within the period commencing 80 days prior to the date of occurrence (the "Event Date") of a Control Event and ending on the first anniversary of the Event Date (the "Window"), the Company terminates Executive's employment (other than for Cause) or Executive resigns for Good Reason, the Company shall pay to Executive (1) the Severance Payment in immediately available funds and (2) expenses incurred, up to Twenty Thousand Dollars ($20,000) for outplacement services or other job search expenses. If such termination occurs prior to the Control Event, the Severance Payment is due on the fifth day following the Event Date; if such termination occurs on or subsequent to the Event Date, the Severance Payment is due on the twentieth business day following the date of termination (the "Termination Date") or at a later date in order to comply with the provisions of Section 409A of the Internal Revenue Code. Outplacement expenses under Section 1(a)(2) above must be incurred and shall be paid no later than December 31st of the second calendar year following the calendar year of the Executive’s termination of employment. For purposes of this Agreement, termination from employment shall mean a “separation from service” as defined under the default rules under the final Section 409A regulations.

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

(c)    In addition to any payments which may be required pursuant to Section 1(a), upon the occurrence of a Control Event, the Company shall pay to Executive the Control Event Payment in immediately available funds. The Control Event Payment is due on the closing of the Control Event. The Control Even Payment shall equal the product of (1) 0.5 and (2) Executive's annual base salary as of the date immediately prior to the Control Event.

(d)	Each of the following shall constitute a "Control Event":

(1)     the acquisition of Common Stock of the Company (the "Common Stock") by any "Person" (as such term is defined in Section 1.21 of the Rights Agreement dated as of April 4, 1998 between the Corporation and Chase Mellon Shareholder Services L.L.C. (the "Rights Plan"), together with all Affiliates and Associates (as such terms are defined in Section 1.5 of the Rights Plan) of such Person, such that such Person becomes, after the date of this Agreement, the Beneficial Owner (as defined in the Rights Plan) of a majority of the shares of Common Stock then outstanding, but shall not include the Company, any subsidiary of the Company, any employee benefit plan of the Company or of any subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such employee benefit plan; or

(2)     the approval by the Company's shareholders (or, if later, approval by the shareholders of any Person) of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than fifty percent (50%) of the outstanding shares of Common Stock into securities of any Person, or cash, or property, or a combination of any of the foregoing; and

(e)    Each of the following shall constitute "Good Reason", provided that it occurs during the Window, and provided further that Executive must provide notice to the Company within sixty (60) days of the existence of such condition and the Company will have thirty (30) days from receipt of such notice to remedy the condition. If the condition is not remedied within such 30 day period, the following conditions will constitute “Good Reason”:

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

(4)     any material reduction in Executive's base salary, or a material reduction in benefits payable to Executive or failure of the Company to pay Executive any earned salary, bonus or benefits except with the prior written consent of Executive;

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

(f) Each of the following shall constitute "Cause":

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

(g)   "Disability" shall mean any physical, mental or other health condition which substantially impairs Executive's ability to perform his/her assigned duties for 90 days or more in any 180 day period or that can be expected to result in death. Any disagreement as to whether Executive is disabled shall be resolved by a physician selected by the Company after an examination of Executive. Executive hereby consents to such physical examination and to the examination of all medical records of Executive necessary, in the judgment of the examining physician, to make the determination of disability.

(h)   Notwithstanding any other provision of this Agreement to the contrary, in the event that any severance or other payment, benefit or right payable or accruing to Executive hereunder or under the Company's 2000 Stock Compensation Incentive Plan or Amended and Restated 1986 Stock Option Plan ("Option Plan") would constitute a "parachute payment" as defined in Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Code"), then the total amount of severance and other payments or benefits payable to Executive hereunder and under the Option Plan which is deemed to constitute a "parachute payment" shall not exceed and shall, if necessary, be reduced to an amount (the "Revised Severance Payment") equal to 2.99 times Executive's "base amount" as defined in Code Section 28G(b)(3). In the event of a disagreement between the Company and Executive as to whether the provisions of Code section 280G are applicable or the amount of the Revised Severance Payment, such determination shall be made by the Company's independent public accountants or, if such firm is unable or unwilling to render such a determination, then by a law firm mutually acceptable to Executive and the Company. All costs relating to such determination shall be borne by the Company. The Company and the Executive shall cooperate in good faith to make the determination required by this Section 1(h) by mutual agreement not later than the later of: (i) the fifth day preceding the date that the Severance Payment is or would be due or (ii) the earlier of (x) the tenth day following the expiration of any period of accelerated vesting of options to purchase the Company's Common Stock provided by Section 5(n) of the Option Plan or (y) the tenth day following the date of exercise by Executive of his or her last remaining option which was exercisable solely due to the application of Section 5(n) of the Option Plan. Pending the final calculation of the Severance Payment or Revised Severance Payment, the Company shall pay the amounts described under subsection (b) above at the time and in the manner provided herein; provided that, pending such determination, such payments shall be reduced by such amounts as the Company estimates in good faith to be necessary to satisfy its tax (including excise tax) withholding obligations and effect the reduction in the amount of the Severance Payment, as contemplated by this Subsection 1(h). The aggregate amount of any compensation actually paid or provided to Executive under the terms of this Agreement and in excess of the Revised Severance Payment shall be deemed, to the extent of such excess, a loan to Executive payable upon demand and bearing interest at the rate of 8% per annum.

2. Confidentiality and Non-Competition Agreement. In consideration of the obligations undertaken by the Company pursuant to this Agreement, contemporaneously with the execution of this Agreement, Executive and the Company have entered into the form of Confidentiality and Non-Competition Agreement attached hereto as Exhibit A and each agreement shall be effective only if both agreements have been executed.

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

To the Company:	6464 185th Ave NE, Suite 101
Redmond, Washington 98052
Attention: General Counsel or Corporate Secretary

To Executive:	Frederick R. Hume
11415 178th Place NE
Redmond, WA 98052

6.     Withholding. Except as described in subsection 1(h) of this Agreement, all payments due to and all benefits to be provided to Executive hereunder shall be subject to reduction for any applicable withholding taxes, including excise taxes.

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

               IN WITNESS WHEREOF, the parties have caused this Agreement to be signed as of the date first above written.

DATA I/O CORPORATION	EXECUTIVE:

By: ____________________________	Signature: _______________________
Name: Joel Hatlen	Name: Frederick R. Hume

Its: Vice President / CFO

Exhibit A

CONFIDENTIALITY AND NON-COMPETITION AGREEMENT
FOR
DATA I/O CORPORATION

This Agreement is entered into this 22nd day of March, 2007, by and between DATA I/O CORPORATION ("the Company") and Frederick R. Hume ("Executive"). Executive is an at-will employee of the Company. In consideration of entering into an agreement to provide Executive with severance benefits if Executive's employment is terminated in connection with a change in control in the Company, Executive promises, on the terms set forth herein, at all times to protect the Company's proprietary information and to not compete with the Company following termination of Executive's employment in connection with a change in control.

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

To the Company:	6464 185th Ave NE, Suite 101
Redmond, Washington 98052
Attention: General Counsel and Corporate Secretary

To Executive:	11415 178th Place NE
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

IN WITNESS WHEREOF, the parties have caused this Agreement to be signed as of the date first above written.

DATA I/O CORPORATION	EXECUTIVE:

By: ______________________________	Signature: _______________________________
Its: Vice President / CFO	Name, printed: Frederick R. Hume

Exhibit 10.11

AMENDED AND RESTATED

EXECUTIVE AGREEMENT

FOR

DATA I/O CORPORATION

This Amended and Restated Agreement (the “Agreement”) is entered into this 31 day of December, 2008, by and between DATA I/O CORPORATION ("the Company") and Joel S. Hatlen ("Executive"). Executive is an at-will employee of the Company. The Agreement was originally entered into March 22, 2007 and is being amended and restated to reflect revisions required by the provisions of Section 409A of the Internal Revenue Code, in addition to other amendments. The parties wish to provide Executive with severance benefits if Executive's employment is terminated in connection with a change in control in the Company and other payments in connection with a change of control. At the time of the execution of the original agreement, the Executive entered into the Company's form of Confidentiality and Non-Competition Agreement for executive officers.

NOW, THEREFORE, in consideration of the foregoing recitals and the covenants and conditions contained herein, the parties hereby agree as follows:

1.	Change of Control.

(a)    If, within the period commencing 80 days prior to the date of occurrence (the "Event Date") of a Control Event and ending on the first anniversary of the Event Date (the "Window"), the Company terminates Executive's employment (other than for Cause) or Executive resigns for Good Reason, the Company shall pay to Executive (1) the Severance Payment in immediately available funds and (2) expenses incurred, up to Twenty Thousand Dollars ($20,000) for outplacement services or other job search expenses. If such termination occurs prior to the Control Event, the Severance Payment is due on the fifth day following the Event Date; if such termination occurs on or subsequent to the Event Date, the Severance Payment is due on the twentieth business day following the date of termination (the "Termination Date") or at a later date in order to comply with the provisions of Section 409A of the Internal Revenue Code. Outplacement expenses under Section 1(a)(2) above must be incurred and shall be paid no later than December 31st of the second calendar year following the calendar year of the Executive’s termination of employment. For purposes of this Agreement, termination from employment shall mean a “separation from service” as defined under the default rules under the final Section 409A regulations.

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

(c)    In addition to any payments which may be required pursuant to Section 1(a), upon the occurrence of a Control Event, the Company shall pay to Executive the Control Event Payment in immediately available funds. The Control Event Payment is due on the closing of the Control Event. The Control Even Payment shall equal the product of (1) 0.5 and (2) Executive's annual base salary as of the date immediately prior to the Control Event.

(d)	Each of the following shall constitute a "Control Event":

(1)     the acquisition of Common Stock of the Company (the "Common Stock") by any "Person" (as such term is defined in Section 1.21 of the Rights Agreement dated as of April 4, 1998 between the Corporation and Chase Mellon Shareholder Services L.L.C. (the "Rights Plan"), together with all Affiliates and Associates (as such terms are defined in Section 1.5 of the Rights Plan) of such Person, such that such Person becomes, after the date of this Agreement, the Beneficial Owner (as defined in the Rights Plan) of a majority of the shares of Common Stock then outstanding, but shall not include the Company, any subsidiary of the Company, any employee benefit plan of the Company or of any subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such employee benefit plan; or

(2)     the approval by the Company's shareholders (or, if later, approval by the shareholders of any Person) of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than fifty percent (50%) of the outstanding shares of Common Stock into securities of any Person, or cash, or property, or a combination of any of the foregoing; and

(e)    Each of the following shall constitute "Good Reason", provided that it occurs during the Window, and provided further that Executive must provide notice to the Company within sixty (60) days of the existence of such condition and the Company will have thirty (30) days from receipt of such notice to remedy the condition. If the condition is not remedied within such 30 day period, the following conditions will constitute “Good Reason”:

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

(4)     any material reduction in Executive's base salary, or a material reduction in benefits payable to Executive or failure of the Company to pay Executive any earned salary, bonus or benefits except with the prior written consent of Executive;

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

(f) Each of the following shall constitute "Cause":

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

(g)   "Disability" shall mean any physical, mental or other health condition which substantially impairs Executive's ability to perform his/her assigned duties for 90 days or more in any 180 day period or that can be expected to result in death. Any disagreement as to whether Executive is disabled shall be resolved by a physician selected by the Company after an examination of Executive. Executive hereby consents to such physical examination and to the examination of all medical records of Executive necessary, in the judgment of the examining physician, to make the determination of disability.

(h)   Notwithstanding any other provision of this Agreement to the contrary, in the event that any severance or other payment, benefit or right payable or accruing to Executive hereunder or under the Company's 2000 Stock Compensation Incentive Plan or Amended and Restated 1986 Stock Option Plan ("Option Plan") would constitute a "parachute payment" as defined in Section 280G(b)(2) of the Internal Revenue Code of 1986, as amended (the "Code"), then the total amount of severance and other payments or benefits payable to Executive hereunder and under the Option Plan which is deemed to constitute a "parachute payment" shall not exceed and shall, if necessary, be reduced to an amount (the "Revised Severance Payment") equal to 2.99 times Executive's "base amount" as defined in Code Section 28G(b)(3). In the event of a disagreement between the Company and Executive as to whether the provisions of Code section 280G are applicable or the amount of the Revised Severance Payment, such determination shall be made by the Company's independent public accountants or, if such firm is unable or unwilling to render such a determination, then by a law firm mutually acceptable to Executive and the Company. All costs relating to such determination shall be borne by the Company. The Company and the Executive shall cooperate in good faith to make the determination required by this Section 1(h) by mutual agreement not later than the later of: (i) the fifth day preceding the date that the Severance Payment is or would be due or (ii) the earlier of (x) the tenth day following the expiration of any period of accelerated vesting of options to purchase the Company's Common Stock provided by Section 5(n) of the Option Plan or (y) the tenth day following the date of exercise by Executive of his or her last remaining option which was exercisable solely due to the application of Section 5(n) of the Option Plan. Pending the final calculation of the Severance Payment or Revised Severance Payment, the Company shall pay the amounts described under subsection (b) above at the time and in the manner provided herein; provided that, pending such determination, such payments shall be reduced by such amounts as the Company estimates in good faith to be necessary to satisfy its tax (including excise tax) withholding obligations and effect the reduction in the amount of the Severance Payment, as contemplated by this Subsection 1(h). The aggregate amount of any compensation actually paid or provided to Executive under the terms of this Agreement and in excess of the Revised Severance Payment shall be deemed, to the extent of such excess, a loan to Executive payable upon demand and bearing interest at the rate of 8% per annum.

2. Confidentiality and Non-Competition Agreement. In consideration of the obligations undertaken by the Company pursuant to this Agreement, contemporaneously with the execution of this Agreement, Executive and the Company have entered into the form of Confidentiality and Non-Competition Agreement attached hereto as Exhibit A and each agreement shall be effective only if both agreements have been executed.

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

To the Company:	6464 185th Ave NE, Suite 101
Redmond, Washington 98052
Attention: General Counsel or Corporate Secretary

To Executive:	Joel S. Hatlen
3011 197th Ave SE
Sammamish, WA 98075

6.     Withholding. Except as described in subsection 1(h) of this Agreement, all payments due to and all benefits to be provided to Executive hereunder shall be subject to reduction for any applicable withholding taxes, including excise taxes.

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

               IN WITNESS WHEREOF, the parties have caused this Agreement to be signed as of the date first above written.

DATA I/O CORPORATION	EXECUTIVE:

By: ____________________________	Signature: _______________________
Name: Frederick R. Hume	Name: Joel S. Hatlen

Its: President / CEO

Exhibit A

CONFIDENTIALITY AND NON-COMPETITION AGREEMENT
FOR
DATA I/O CORPORATION

This Agreement is entered into this 22nd day of March, 2007, by and between DATA I/O CORPORATION ("the Company") and Joel S. Hatlen ("Executive"). Executive is an at-will employee of the Company. In consideration of entering into an agreement to provide Executive with severance benefits if Executive's employment is terminated in connection with a change in control in the Company, Executive promises, on the terms set forth herein, at all times to protect the Company's proprietary information and to not compete with the Company following termination of Executive's employment in connection with a change in control.

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

To the Company:	6464 185th Ave NE, Suite 101
Redmond, Washington 98052
Attention: General Counsel and Corporate Secretary

To Executive:	3011 197th Ave SE
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

IN WITNESS WHEREOF, the parties have caused this Agreement to be signed as of the date first above written.

DATA I/O CORPORATION	EXECUTIVE:

By: ______________________________	Signature: _______________________________
Its: President / CEO	Name, printed: Joel S. Hatlen

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

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)0 for the registrant and we have:

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

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

d)

Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date: March 27, 2009

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

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)0 for the registrant and we have:

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

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

d)

Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date: March 27, 2009

/s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the “Company”) on Form 10-K for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  /s/ Frederick R. Hume

Frederick R. Hume

Chief Executive Officer

(Principal Executive Officer)

March 27, 2009

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the “Company”) on Form 10-K for the period ended December 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

March 27, 2009

