Form 10-Q
period 2009-03-31
DATA I/O CORP
filed 2009-05-15
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

( X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes X  No__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __	Accelerated filer __	Non-accelerated filer __	Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No X

           8,905,968 shares of no par value of the Registrant’s Common Stock were issued and outstanding as of May 8, 2009.

DATA I/O CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2009

INDEX

Part I - Financial Information	Page

Item 1.	Financial Statements (unaudited)	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II - Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Changes in Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures	23

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

	Mar. 31,	Dec. 31,
	2009	2008
(in thousands, except share data)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,440	$13,304
Trade accounts receivable, less allowance for
doubtful accounts of $177 and $142	3,191	5,659
Inventories	4,879	5,039
Other current assets	300	408
TOTAL CURRENT ASSETS	22,810	24,410

Property and equipment - net	2,069	2,290
Other assets	105	111
TOTAL ASSETS	$24,984	$26,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$823	$1,005
Accrued compensation	777	1,476
Deferred revenue	1,475	1,541
Other accrued liabilities	976	1,100
Accrued costs of business restructuring	103	389
Income taxes payable	121	59
Notes payable	127	125
TOTAL CURRENT LIABILITIES	4,402	5,695

Long-term other payables	39	57
Long-term debt	188	219

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,900,276
and 8,869,245 shares	21,434	21,331
Accumulated deficit	(1,765)	(1,301)
Accumulated other comprehensive income	686	810
TOTAL STOCKHOLDERS’ EQUITY	20,355	20,840
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,984	$26,811

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Mar. 31,	Mar. 31,
For the three months ended	2009	2008
(in thousands, except per share data)

Net sales	$4,383	$6,188
Cost of goods sold	1,940	2,427
Gross margin	2,443	3,761

Operating expenses:
Research and development	1,033	1,099
Selling, general and administrative	1,676	2,027
Provision for business restructure	22	9
Total operating expenses	2,731	3,135

Gain on sale	1	2,115

Operating income (loss)	(287)	2,741

Non-operating income (expense):
Interest income	4	40
Interest expense	(6)	(8)
Foreign currency exchange	(47)	(99)
Total non-operating income (expense)	(49)	(67)

Income (loss) before income taxes	(336)	2,674

Income tax expense	128	32

Net income (loss)	($464)	$2,642

Basic earnings per share	($0.05)	$0.30
Diluted earnings per share	($0.05)	$0.29

Weighted average shares outstanding - basic	8,876	8,774
Weighted average and potential shares outstanding - diluted	8,876	9,033

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Mar. 31,	Mar. 31,
For the three months ended	2009	2008
(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	($464)	$2,642
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	272	98
Write-off of property, plant and equipment	-	-
Gain on sale of patent and other assets	(1)	(2,115)
Equipment transferred to cost of goods sold	21	105
Share-based compensation	94	94
Net change in:
Deferred revenue	(119)	124
Trade accounts receivable	2,339	(503)
Inventories	129	(206)
Other current assets	103	34
Accrued costs of business restructuring	(285)	(6)
Accounts payable and accrued liabilities	(1,001)	265
Net cash provided by (used in) operating activities	1,088	532

INVESTING ACTIVITIES:
Purchases of property and equipment	(124)	(43)
Net proceeds from sale of patent and other assets	1	2,115
Net cash provided by (used in) investing activities	(123)	2,072

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9	39
Payment of capital lease obligation	(29)	(27)
Net cash provided by (used in) financing activities	(20)	12

Increase/(decrease) in cash and cash equivalents	945	2,616

Effects of exchange rate changes on cash	191	(291)
Cash and cash equivalents at beginning of year	13,304	7,637
Cash and cash equivalents at end of quarter	$14,440	$9,962

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of March 31, 2009 and 2008, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company’s Form 10-K for the year ended December 31, 2008.

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

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) and the Securities and Exchange Commission issued Staff Accounting Bulleting No. 107 (“SAB 107”) requiring the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, stock awards, and employee stock purchases, based on estimated fair values on the grant dates. The Company adopted SFAS 123(R) using the modified prospective method, which required the application of the accounting standard as of January 1, 2006. Total share-based compensation for the three months ended March 31, 2009 and 2008 was $94,000 and $94,000, respectively.

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

Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months ended March 31, 2009. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

The Company has incurred net operating losses in certain past years. The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. There was $72,000 of unrecognized tax benefits related to uncertain tax positions as of March 31, 2009. The Company expects the amount of the net deferred tax asset balance and full valuation allowance in future periods to decrease if we have future net income or increase if we incur future net operating losses.

Tax years that remain open for examination include 2005, 2006, 2007 and 2008 in the United States of America. In addition, tax years from 1999 to 2004 may be subject to examination in the event that the Company utilizes the NOL’s or other carry forwards from those years in its current or future year tax return.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement was originally effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Data I/O adopted the effective portions of SFAS 157 effective December 1, 2007, which did not have a significant impact on our consolidated financial statements. The adoption of the remaining portions of SFAS 157-2 on our financial statements and has not had a significant impact on the reporting of our financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations. SFAS 141(R) makes significant changes to the accounting and reporting standards for business acquisitions. SFAS 141(R) establishes principles and requirements for an acquirer’s financial statement recognition and measurement of the assets acquired; the liabilities assumed, including those arising from contractual contingencies; any contingent consideration; and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable as a result of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The statement also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance for the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and may not be adopted early or applied retrospectively. The adoption of SFAS 141(R) has had no current effect for the first quarter of 2009, but it will have an impact on the accounting for, and the effect will depend upon the nature of, business combinations occurring in the future.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, (SFAS No. 161), which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments; how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related interpretations; and how the derivative instruments and related hedged items affect our financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Adoption has not had a material impact on our financial position or operating results.

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

In April 2009, the FASB issued Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS

157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The adoption of FSP FAS 157-4 is not expected to have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 is not expected to have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 is not expected to have a material impact on our financial statements.

NOTE 2 - RECLASSIFICATIONS

Certain prior period balances may have been reclassified to conform to the presentation used in the current period.

NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

	Mar. 31, 2009	Dec. 31, 2008
Raw material	$2,691	$2,631
Work-in-process	1,185	1,155
Finished goods	1,003	1,253
Inventories	$4,879	$5,039

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following components (in thousands):

	Mar. 31, 2009	Dec. 31, 2008
Leasehold improvements	$394	$393
Equipment	8,855	8,931
	9,249	9,324
Less accumulated depreciation	7,180	7,034
Property and equipment - net	$2,069	$2,290

NOTE 5 – BUSINESS RESTRUCTURING

The restructuring activities started during the second half of 2006 to reduce expenses and improve margins were continued during the first and second quarters of 2007, to further improve our operating results and the effectiveness of our sales and marketing organization and sales channels. These actions included re-engineering some internal processes, integrating some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels. During 2007 restructuring charges totaled $725,000 and were primarily severance related, along with some exiting facility related costs.

As a result of the business down turn we were experiencing in the fourth quarter of 2008 and the uncertain business outlook, additional actions to reduce expenses were taken. This resulted in a restructuring charge primarily related to severance during the fourth quarter of $535,000 and total of $542,000 for the year 2008. During the first quarter of 2009, restructure activity resulted in net additional charges of $22,000 representing severance and costs associated with terminating vehicle leases. At March 31, 2009, $103,000 remains accrued and is expected to be paid out during 2009.

An analysis of the restructuring is as follows (in thousands):

Description	Reserve Balance 12/31/07	2008 Expenses	2008 Payments/ Write-offs	Reserve Balance 12/31/08	2009 Expenses	2009 Payments/ Write-offs	Reserve Balance 3/31/09
Downsizing US operations:
Employee severance	$-	$162	$82	$ 80	$34	114	$-
Facility & other costs	-	18	11	7	1	6	2
Downsizing foreign operations:
Employee severance	5	347	63	289	(38)	175	76
Facility & other costs	3	15	5	13	25	13	25
Total	$8	$542	$161	$389	$22	$308	$103

NOTE 6 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

	Mar. 31,	Dec. 31,
	2009	2008
Product warranty liability	$375	$400
Sales return reserve	197	197
Accrued rent	146	156
Other taxes	185	186
Other	73	161
Other accrued liabilities	$976	$1,100

The changes in Data I/O’s product warranty liability are as follows (in thousands):

Mar. 31, 2009

Liability, beginning balance	$400
Net expenses	5
Warranty claims	(5)
Accrual revisions	(25)
Liability, ending balance	$375

NOTE 7 – OPERATING LEASE AND OTHER COMMITMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At March 31, 2009, the purchase and other obligations totaled $306,000. Any amounts reflected on the balance sheet as accounts payable, accrued liabilities, and notes payable are excluded from the below table. Data I/O has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

Future annual lease payments at March 31, 2009 (in thousands):

Operating
leases

2010	$1,011
2011	850
2012	282
Total	$2,143

NOTE 8 – CONTINGENCIES

As of March 31, 2009, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

As previously disclosed, on January 22, 2008, our former landlord, (now known as Rowley Properties, Inc.), filed a Complaint in the Superior Court of Washington for King County (No. 08-2-03518-2 SEA) against Data I/O, Robert/Barbara Hiester and Steven/Jane Doe Hiester. The claims against Data I/O included breach of agreement, waste, and an environmental remediation claim for contribution under RCW 70.105D.080. No claim amount was specified in the Complaint. The claims related to a former circuit board fabrication business that Data I/O operated from 1978 to October 1988. We sold that business to Circuit Partners whose officers and principal shareholders were Robert and Barbara Hiester. In March 2009, we agreed to settle this case with Rowley Properties, Inc with the settlement amount to be paid by our insurer. In April of 2009, Rowley Properties, Inc. and Data I/O entered into a mutual release and settlement agreement in which they released each other from claims related to this case and Rowley Properties, Inc. agreed to indemnify Data I/O against any claims from the other defendants related to this case.

NOTE 9 – LONG-TERM DEBT

On September 27, 2006, the Company entered into a five year capital lease agreement in the amount of $591,145. The imputed interest rate is 7.69%.

At March 31, 2009 scheduled maturities of the capital lease obligation for the years ending December 31 are as follows (in thousands):

2009	105
2010	141
2011	95
Total minimum lease payments	341
Less: Amount representing interest	(26)
Present value of capital lease obligation	315
Current portion long-term debt	(127)
Non-current portion long-term debt	$188

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended Mar. 31,
	2009	2008
Numerator for basic and diluted earnings per share:
Net income (loss)	($464)	$2,642

Denominator:
Denominator for basic earnings per share -
weighted-average shares	8,876	8,774
Employee stock options	0	259
Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions of stock options	8,876	9,033

Total basic earnings (loss) per share	($0.05)	$0.30
Total diluted earnings (loss) per share	($0.05)	$0.29

The computation for the three months ended March 31, 2009 and March 31, 2008 excludes 793,738 and 246,923 options, respectively, to purchase common stock as their effect is anitdilutive.

NOTE 11 – SHARE-BASED COMPENSATION

The impact on our results of operations of recording share-based compensation for the three month period ended March 31, 2009 and March 31, 2008 are as follows (in thousands):

	Three Months Ended Mar. 31,
	2009	2008
Cost of goods sold	$7	$5
Research and development	7	12
Selling, general and administrative	80	77
Total share-based compensation	$94	$94

Impact on net income (loss) per share:	($0.01)	($0.01)
Basic and diluted

The fair value of share-based awards for employee stock options is estimated using the Black-Scholes valuation model.

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

During the first quarter of 2009 and 2008 total comprehensive income (loss) was comprised of the following (in thousands):

	Three Months Ended Mar. 31,
	2009	2008
Net income (loss)	($464)	$2,642
Foreign currency translation loss	(124)	177
Total comprehensive income (loss)	($588)	$2,819

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

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by us are fair value hedges. Generally, these contracts have maturities less than one year and requireus to exchange foreign currencies for U.S. dollars at maturity. At March 31, 2009, we had closed out all hedges and had no foreign exchange contracts outstanding.

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

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding industry prospects or trends; expected revenues; expected level of expense; future results of operations, restructuring implications; breakeven point, or financial position; changes in gross margin; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Data I/O is under no duty to update any of these forward-looking statements after the date of this report. The reader should not place undue reliance on these forward-looking statements. The discussions above and in the section in Item 1A. Risk Factors “Cautionary Factors That May Affect Future Results” in the Company’s Annual report on Form 10-K for the year ended December 31, 2008 describe some, but not all, of the factors that could cause these differences.

OVERVIEW

We continued to focus on our primary goal of managing the business to achieve profitable operations in these difficult economic times, while developing, launching and enhancing products to drive revenue and earnings growth. Our challenge continues to be operating in a cyclical and challenging industry environment.

We experienced in the fourth quarter of 2008 a significant decline in business, which together with an uncertain economic outlook caused us to determine that additional cost and expense reduction measures were necessary. We took a restructuring charge of $535,000 in the fourth quarter of 2008, primarily related to severance, to further lower the revenue breakeven point for Data I/0. This business decline continued during the first quarter of 2009 and we took additional restructuring actions that had a net charge of $22,000 for the quarter. We are continuing our efforts to balance business geography shifts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect. Tempering these efforts is the current economic uncertainty.

We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, and automated programming systems for the manufacturing environment. We continue to focus on extending the capabilities and support for our FlashCORE architecture, and the ProLINE-RoadRunner, FLX, PS, and FlashPAK product lines. Our applications innovation strategy provides complete solutions to target customer’s business problems. These solutions generally have a larger software element, may involve third-party components, and in many cases, will be developed to address a specific customer’s requirements. We believe by adding these features to our strategic product platforms, we will be able to set ourselves apart from other product suppliers and elevate our relationships with our customers to a partner level. We recently announced that the next generation of our programmer architecture, FlashCORE III, is being introduced and is part of the PS 388, a new member of our PS family of automated programming systems. We have received our first orders for these new products and expect to start shipping them in the second quarter of 2009.

Our key customer focus is on strategic high volume manufacturers in key market segments like wireless, automotive, industrial controls and programming centers. Our strategy includes supporting new NAND Flash and microcontrollers on our newer products to gain new customers and expand into newer areas. For example, our new ProLINE-RoadRunner XLF provides a new solution for the types of microcontrollers used in the automotive market. We have continued to expand our China operations to take advantage of the growth of manufacturing in China and to operate close to our customers. During 2007, 2008 and the first quarter of 2009, we have continued to address the effectiveness of our sales and marketing organization and sales channels by adding and changing channels. We recognize the need to diversify our customer base and are continuing to take steps to broaden our channels of distribution and representation to reach a greater number of customers. This decision, in regard to our China sales operations, made at the end of the first quarter of 2007, included eliminating some China direct selling expenses and increasing the use of agents that have established relationships with the desired customers. We have also added additional Asian sales channel management to drive Asia sales and manage this important region. We believe these changes helped us more rapidly grow our business in China and Asia during 2008 and convert some of our fixed selling expenses to variable.  In the second half of 2008 and during the first quarter of 2009 we have further focused on broadening our sales coverage in the Americas and have added additional sales representative channels, again expanding the use of a variable cost model.

On March 18, 2008, the Company completed the sale of selected patents and patent applications to Leannoux Properties AG L.L.C. Net proceeds were approximately $3.3 million with a net gain of approximately $2.1 million.

BUSINESS RESTRUCTURING

The restructuring activities started during the second half of 2006 to reduce expenses and improve margins were continued during the first and second quarters of 2007, to further improve our operating results and the effectiveness of our sales and marketing organization and sales channels. These actions included re-engineering some internal processes, integrating some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels. During 2007 restructuring charges totaled $725,000 and were primarily severance related, along with some exiting facility related costs.

As a result of the business down turn we were experiencing in the fourth quarter of 2008 and the uncertain business outlook, additional actions to reduce expenses were taken. This resulted in a restructuring charge primarily related to severance during the fourth quarter of $535,000 and total of $542,000 for the year 2008. During the first quarter of 2009, restructure activities resulted in net additional charges of $22,000 representing severance and costs associated with terminating vehicle leases. At March 31, 2009, $103,000 remains accrued and is expected to be paid out during 2009.

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2008 and have not materially changed as of March 31, 2009.

Results of Operations

NET SALES

(in thousands)
	First Quarter
Net sales by product line	2009	% Change	2008
Automated programming systems	$2,774	(21%)	$3,528
Non-automated programming systems	1,609	(40%)	2,660
Total programming systems	$4,383	(29%)	$6,188

	First Quarter
Net sales by location	2009	% Change	2008
United States	$465	(52%)	$964
% of total	11%		16%
International	$3,918	(25%)	$5,224
% of total	89%		84%

The revenue decrease of 29% for the first quarter of 2009 compared to the first quarter of 2008 is primarily due the current world wide economic downturn, especially in the capital equipment markets. Sales were lower for all product lines, except for the PS family which had higher revenue due to shipments out of backlog. Non- automated programming systems were especially impacted by the sales decline in Asia which has been the focus of our FlashPAK product line. Adapters and aftermarket products declined less than our system sales. During the first quarter, we shipped to an initial customer a new software solution which helps manage and control intellectual property in the programming process.

During the first quarter of 2009, sales in the United States decreased approximately 52% compared to the same period in 2008, reflecting both the economic downturn and what we believe to be a continued shift to international markets of manufacturing capacity related demand and continued decline of sales of legacy product related business. International sales for the first quarter of 2009 decreased by approximately 25% compared to the same period in 2008, primarily due to Asia decreasing 62% and Europe decreasing 12% offset in part by a sales increase in the Americas excluding the USA.

Order bookings decreased approximately 75% in Asia, 22% in Europe and 4% in the Americas in the first quarter of 2009 compared to the same period in 2008. The backlog of orders totaled $1.2 million at the end of the first quarter of 2009, a decrease of $880,000 during the quarter. In order to provide greater and more effective sales globally, we added several new sales channels in the USA and selected a new S.E. Asia distributor during 2009.

In April 2009, we announced FlashCORE III, our new programming architecture, and the PS 388, a new member of the PS family of automated programming system incorporating FlashCore III. We have received initial orders for these new products which are expected to ship in the second quarter.

GROSS MARGIN

	First Quarter
(in thousands)	2009		2008
Gross Margin	$2,443	(35%)	$3,761
Percentage of net sales	55.7%		60.8%

Gross margins during the first quarter of 2009 decreased in both dollars and as a percentage of sales compared to the first quarter of 2008. The overall gross margin decrease in dollars was primarily due to the decreased sales volume. The primary causes for the percentage change were due to the effect of decreased sales volume relative to fixed factory and service costs and the impact of the strengthened US Dollar, especially on amounts translated from Euros. At the lower sales volume, our gross margin percentage benefited from a shift in the product mix consisting of a higher percentage of software and aftermarket sales that have generally better than average product margins. Factory variances were low for both the first quarter of 2009 and 2008.

RESEARCH AND DEVELOPMENT

	First Quarter
(in thousands)	2009	2008
Research and development	$1,033	$1,099
Percentage of net sales	23.6%	17.8%

Research and development (“R&D”) spending for the first quarter of 2009 compared to the first quarter of 2008 decreased by approximately $66,000, primarily due to $42,000 of reducing personnel costs related to restructure actions, $30,000 less in R&D material costs, and $22,000 less in recruiting fees with these savings offset in part by $20,000 of increased costs for contractors and $25,000 of increased patent related professional services. R&D as a percentage of net sales increased due to the decrease in sales for the first quarter of 2009. We have completed the transition of the majority of device support operations to our China team. New products include the new software shipped in March 2009 used to manage and control intellectual property in the programming process, as well as FlashCORE III, our new programming architecture, and the PS 388, a new member of the PS family of automated programming system incorporating FlashCORE III announced in April 2009.

SELLING, GENERAL AND ADMINISTRATIVE

	First Quarter
(in thousands)	2009	2008

Selling, general & administrative	$1,676	$2,027
Percentage of net sales	38.2%	32.8%

Selling, general and administrative (“SG&A”) expenses decreased approximately $351,000 for the first quarter of 2009 compared to the first quarter of 2008 due primarily to a decrease in net personnel costs of approximately $136,000 related to the restructure actions. We also experienced a decrease of approximately $64,000 in bonus expense, $55,000 in travel & entertainment, $40,000 in commissions, and $55,000 in reduced time off accrued pay, offset in part by $21,000 in increased bad debt expense.

INTEREST

	First Quarter
(in thousands)	2009	2008
Interest income	$4	$40
Interest expense	($6)	($8)

Interest income decreased during the first quarter of 2009 compared to the same period in 2008 due to the lower yields on investments. Interest expense decreased in the first quarter of 2009 compared to the same period in 2008 due to the lower balance on the equipment capital lease.

INCOME TAXES

	First Quarter
(in thousands)	2009	2008
Income tax expense (benefit)	$128	$32

Income tax expense recorded for the first quarter of 2009 and 2008 resulted from foreign and state taxes. The tax effective rate differed from the statutory tax rate primarily due to the effect of valuation allowances and state taxes. Data I/O has a valuation allowance of $8,977,000 as of March 31, 2009. Our deferred tax assets and valuation allowance were reduced by $72,000 and $66,000 at March 31, 2009 and 2008, respectively, associated with the requirements of FIN 48 accounting for uncertain tax positions.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	Mar. 31, 2009	Change	Dec. 31, 2008
Working capital	$18,408	($307)	$18,715

At March 31, 2009, Data I/O’s principal sources of liquidity consisted of existing cash and cash equivalents. Our working capital decreased by $307,000 from December 31, 2008 and our current ratio increased from 4.3 at December 31, 2008 to 5.2 at March 31, 2009.

Our cash and cash equivalents increased by approximately $1.1 million during the three months ended March 31, 2009 primarily due to the cash received from collecting accounts receivable. Cash provided by operations primarily included a $2.3 million decrease in accounts receivable due to improved collections during the quarter. Cash provided by operations also included a $129,000 decrease in inventory.

We expect that we will continue to make capital expenditures to support our business. Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

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

LONG-TERM DEBT

(in thousands)	Mar. 31, 2009	Change	Dec. 31, 2008
Long-term debt	$188	($31)	$219

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement was originally effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. Data I/O adopted the effective portions of SFAS 157 effective December 1, 2007, which did not have a significant impact on our consolidated financial statements. The adoption of the remaining portions of SFAS 157-2 on our financial statements and has not had a significant impact on the reporting of our financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations. SFAS 141(R) makes significant changes to the accounting and reporting standards for business acquisitions. SFAS 141(R) establishes principles and requirements for an acquirer’s financial statement recognition and measurement of the assets acquired; the liabilities assumed, including those arising from contractual contingencies; any contingent consideration; and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable as a result of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The statement also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance for the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) is effective for the Company’s fiscal year beginning January 1, 2009 and may not be adopted early or applied retrospectively. The adoption of SFAS 141(R) has had no current effect for the first quarter of 2009, but it will have an impact on the accounting for, and the effect will depend upon the nature of, business combinations occurring in the future.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, (SFAS No. 161), which requires companies to provide additional disclosures about its objectives and strategies for using derivative instruments; how the derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative

 Instruments and Hedging Activities, and related interpretations; and how the derivative instruments and related hedged items affect our financial statements. SFAS No. 161 also requires companies to disclose information about credit risk-related contingent features in their hedged positions. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Adoption has not had a material impact on our financial position or operating results.

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

In April 2009, the FASB issued Staff Position (“FSP”) FAS 157-4, “Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS

157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The adoption of FSP FAS 157-4 is not expected to have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 is not expected to have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 is not expected to have a material impact on our financial statements.

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

(b) Changes in internal controls.

There were no changes made in our internal controls during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our restructuring actions decreased the number of personnel and reallocated tasks but we did not change our internal controls. However, these restructure actions may have an impact on our internal controls’ operation which we will continue to monitor and evaluate.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

As of March 31, 2009, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

As previously disclosed, on January 22, 2008, our former landlord, (now known as Rowley Properties, Inc.), filed a Complaint in the Superior Court of Washington for King County (No. 08-2-03518-2 SEA) against Data I/O, Robert/Barbara Hiester and Steven/Jane Doe Hiester. The claims against Data I/O included breach of agreement, waste, and an environmental remediation claim for contribution under RCW 70.105D.080. No claim amount was specified in the Complaint. The claims related to a former circuit board fabrication business that Data I/O operated from 1978 to October 1988. We sold that business to Circuit Partners whose officers and principal shareholders were Robert and Barbara Hiester. In March 2009, we agreed to settle this case with Rowley Properties, Inc with the settlement amount to be paid by our insurer. In April of 2009, Rowley Properties, Inc. and Data I/O entered into a mutual release and settlement agreement in which they released each other from claims related to this case and Rowley Properties, Inc. agreed to indemnify Data I/O against any claims from the other defendants related to this case.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the Risk Factors described in our Annual Report.

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

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.7.

(2)	Data I/O Corporation Tax Deferral Retirement Plan and Trust with Orchard Trust Company. See Exhibit 10.19 and 10.20.

(3)	Summary of Amended and Restated Management Incentive Compensation Plan. See Exhibit 10.2.

(4)	Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.

(5)	Amended and Restated 1986 Stock Option Plan. See Exhibit 10.5.

(6)	Form of Change in Control Agreements. See Exhibit 10.10 and 10.11.

(7)	1996 Director Fee Plan. See Exhibit 10.4.

(8)	Letter Agreement with Frederick R. Hume. See Exhibit 10. 6.

(9)	Amended and Restated 2000 Stock Compensation Incentive Plan. See Exhibit 10.8.

(10)	Form of Option Agreement. See Exhibit 10.9.

(11)	Form of Performance Share Award Agreement. See Exhibit 10.15.

(12)	Harald Weigelt Employment Agreement. See Exhibit 10.23.
3	Articles of Incorporation:

3.1	Data I/O’s restated Articles of Incorporation filed November 2, 1987 (Incorporated by reference to Exhibit 3.1 of Data I/O’s 1987 Annual Report on Form 10-K (File No. 0-10394)).

3.2	Data I/O’s Bylaws as amended and restated as of February 2006 (Incorporated by reference to exhibit 3.2 of Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

3.3

Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit A to Exhibit 1 of Data I/O’s Registration Statement on Form 8-A filed April 4, 1988 (File No. 0-10394)).

3.4	Amendment to Data I/O’s Bylaws as of April 22, 2009 (Incorporated by reference to Exhibit 3.2 of Data I/O’s current report on Form 8-K filed on April 24, 2009 (File No. 0-10394)).

4	Instruments Defining the Rights of Security Holders, Including Indentures:

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

10	Material Contracts:

10.1	Amended and Restated 1983 Stock Appreciation Rights Plan dated February 3, 1993 (Incorporated by reference to Exhibit 10.23 of Data I/O’s 1992 Annual Report on Form 10-K (File No. 0-10394)).

10.2	Amended and Restated Management Incentive Compensation Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.25 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.3	Amended and Restated Performance Bonus Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.26 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.4	Amended and Restated Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.32 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.5	Amended and Restated 1986 Stock Option Plan dated May 12, 1998 (Incorporated by reference to Exhibit 10.37 of Data I/O’s 1998 Annual Report on Form 10-K (File No. 0-10394)).

10.6	Letter Agreement with Fred R. Hume dated January 29, 1999. (Incorporated by reference to Exhibit 10.35 of Data I/O’s 1999 Annual Report on Form 10-K (File No. 0-10394)).

10.7	Amended and Restated 1982 Employee Stock Purchase Plan dated

May 16, 2003 (Incorporated by reference to Data I/O’s 2003 Proxy Statement dated March 31, 2003).

10.8	Amended and Restated 2000 Stock Compensation Incentive Plan dated May 20, 2004 (Incorporated by reference to Data I/O’s 2004 Proxy Statement dated April 12, 2004).

10.9	Form of Option Agreement (Incorporated by reference to Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).

10.10	Change in Control Agreement with Fred R. Hume dated December 31, 2008 (Incorporated by reference to Data I/O’s 2008 Annual Report on Form 10-K).

10.11	Change in Control Agreement with Joel S. Hatlen dated December 31, 2008 (Incorporated by reference to Data I/O’s 2008 Annual Report on Form 10-K).

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

DATA I/O CORPORATION
(REGISTRANT)
DATED:	May 14, 2009

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

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

d)

Disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date: May 14, 2009

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

4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

d)

Disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date: May 14, 2009

/s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  /s/ Frederick R. Hume

Frederick R. Hume

Chief Executive Officer

(Principal Executive Officer)

May 14, 2009

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

May 14, 2009