Form 10-Q
period 2009-06-30
DATA I/O CORP
filed 2009-08-14
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

( X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer __	Accelerated filer __	Non-accelerated filer __	Smaller reporting company _X_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___	No	X

8,937,855 shares of no par value of the Registrant's Common Stock were issued and outstanding as of August 6, 2009.

DATA I/O CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2009

INDEX

Part I - Financial Information	Page

Item 1.	Financial Statements (unaudited)	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II - Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures	24

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	Dec. 31,
	2009	2008
(in thousands, except share data)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,760	$13,304
Trade accounts receivable, less allowance for
doubtful accounts of $160 and $142	2,496	5,659
Inventories	4,612	5,039
Other current assets	322	408
TOTAL CURRENT ASSETS	22,190	24,410

Property and equipment - net	1,907	2,290
Other assets	104	111
TOTAL ASSETS	$24,201	$ 26,811

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$754	1,005
Accrued compensation	695	1,476
Deferred revenue	1,284	1,541
Other accrued liabilities	906	1,100
Accrued costs of business restructuring	256	389
Income taxes payable	120	59
Notes payable	128	125
TOTAL CURRENT LIABILITIES	4,143	5,695

Long-term other payables	38	57
Long-term debt	156	219

COMMITMENTS	-

STOCKHOLDERS' EQUITY:
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,916,561
and 8,869,245 shares	21,529	21,331
Accumulated deficit	(2,448)	(1,301)
Accumulated other comprehensive income	783	810
TOTAL STOCKHOLDERS' EQUITY	19,864	20,840
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$24,201	$26,811

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three Months Ended	Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
(in thousands, except per share data)

Net sales	$3,892	$8,023	$8,276	$14,211
Cost of goods sold	2,010	3,465	3,951	5,891
Gross margin	1,882	4,558	4,325	8,320

Operating expenses:
Research and development	1,008	1,166	2,041	2,265
Selling, general and administrative	1,506	2,287	3,182	4,315
Net provision for business restructure	158	(2)	180	7
Total operating expenses	2,672	3,451	5,403	6,587

Gain on sale			1	2,115
Operating income (loss)	(790)	1,107	(1,077)	3,848

Non-operating income (expense):
Interest income	15	46	18	86
Interest expense	(5)	(8)	(12)	(16)

Foreign currency exchange	105	77	60	(22)
Total non-operating income (expense)	115	115	66	48

Income (loss) before income taxes	(675)	1,222	(1,011)	3,896

Income tax expense	8	19	136	52

Net income (loss)	$(683)	$1,203	$(1,147)	$3,844

Basic earnings (loss) per share	$(0.08)	$0.14	$(0.13)	$0.44
Diluted earnings (loss) per share	$(0.08)	$0.13	$(0.13)	$0.42

Weighted average shares outstanding - basic	8,909	8,806	8,892	8,790
Weighted average and potential shares outstanding - diluted	8,909	9,091	8,892	9,062

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	June 30,	June 30,
For the six months ended	2009	2008
(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(1,147)	$3,844
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	390	200
Write-off of property, plant and equipment		2
Gain on sale of patent		(2,115)
Equipment transferred to cost of goods sold	32	180
Share-based compensation	188	200
Net change in:
Deferred revenue	(283)	5
Trade accounts receivable	3,104	(1,488)
Inventories	431	(13)
Other current assets	89	74
Accrued costs of business restructuring	(133)	(8)
Accounts payable and accrued liabilities	(1,182)	603
Deposits and other long-term assets		(1)
Net cash provided by (used in) operating activities	1,489	1,483

INVESTING ACTIVITIES:
Purchases of property and equipment	(136)	(112)
Net proceeds from sale of patent & other assets		2,115
Net cash provided by (used in) investing activities	(136)	2,003

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	10	70
Payment of capital lease obligation	(59)	(55)
Net cash provided by (used in) financing activities	(49)	15

Increase/(decrease) in cash and cash equivalents	1,304	3,501

Effects of exchange rate changes on cash	152	(374)
Cash and cash equivalents at beginning of year	13,304	7,637
Cash and cash equivalents at end of quarter	$14,760	$10,764

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of June 30, 2009 and 2008, according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2008.

Revenue Recognition

Data I/O recognizes revenue at the time of shipment. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements pursuant to EITF 00-21, Revenue Arrangements with Multiple Deliverables, and recognize revenue when the criteria for revenue recognition have been met for each element according to SAB 104, Revenue Recognition. The amount of revenue recognized is affected by our judgments as to the collectibility of the transaction or whether an arrangement includes multiple elements and if so, whether specific objective evidence of fair value exists for those elements.

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

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) and the Securities and Exchange Commission issued Staff Accounting Bulleting No. 107 (“SAB 107”) requiring the measurement and recognition of compensation expense for all share-based payment awards, including employee stock options, stock awards, and employee stock purchases, based on estimated fair values on the grant dates. The Company adopted SFAS 123(R) using the modified prospective method, which required the application of the accounting standard as of January 1, 2006. Total share-based compensation for the three and six months ended June 30, 2009 was $94,000 and $188,000, respectively. Total share-based compensation for the three and six months ended June 30, 2008 was $106,000 and $199,000, respectively.

Income Tax

The Company adopted the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly scopes income taxes out of Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies.

Historically, the Company has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three and six months ended June 30, 2009. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

The Company has incurred net operating losses in certain past years.  The Company continues to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with its net operating losses as sufficient uncertainty exists regarding its ability to realize such tax assets in the future. There was $74,000 of unrecognized tax benefits related to uncertain tax positions as of June 30, 2009. The Company expects the amount of the net deferred tax asset balance and full valuation allowance in future periods to decrease if we have future net income or increase if we incur future net operating losses.

Tax years that remain open for examination include 2005, 2006, 2007, and 2008 in the United States of America. In addition, tax years from 1999 to 2004 may be subject to examination in the event that the Company utilizes the NOL’s or other carry forwards from those years in its current or future year tax return.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141(R)”), Business Combinations. SFAS 141(R) makes significant changes to the accounting and reporting standards for business acquisitions. SFAS 141(R) establishes principles and requirements for an acquirer’s financial statement recognition and measurement of the assets acquired; the liabilities assumed, including those arising from contractual contingencies; any contingent consideration; and any noncontrolling interest in the acquiree at the acquisition date. SFAS 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable as a result of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The statement also amends SFAS No. 142, Goodwill and Other Intangible Assets, to, among other things, provide guidance for the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) was effective for the Company’s fiscal year beginning January 1, 2009. The adoption of SFAS 141(R) has had no current effect for the first or second quarter of 2009, but it will have an impact on the accounting for, and the effect will depend upon the nature of, business combinations occurring in the future.

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

In April 2009, the FASB issued Staff Position (“FSP”) FAS 157-4, Determining Fair Value When the Volume or Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased and requires that companies provide interim and annual disclosures of the inputs and valuation technique(s) used to measure fair value. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009 and is to be applied prospectively. The adoption of FSP FAS 157-4 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events “SFAS No. 165”. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement is effective for interim and annual financial periods ending after June 15, 2009. The impact of adopting SFAS No. 165 had no financial effect on the accompanying condensed consolidated financial statements. We have evaluated subsequent events up through August 13, 2009.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this standard will change how the Company references various elements of GAAP when preparing its financial statement disclosures, but will have no impact on the Company’s financial position, results of operation or cash flows.

NOTE 2 - RECLASSIFICATIONS

Certain prior period balances may have been reclassified to conform to the presentation used in the current period.

NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

	June 30, 2009	Dec. 31, 2008
Raw material	$2,443	$2,631
Work-in-process	1,161	1,155
Finished goods	1,008	1,253
Inventories	$4,612	$5,039

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following components (in thousands):

	June 30, 2009	Dec. 31, 2008
Leasehold improvements	$394	$393
Equipment	8,972	8,931
	9,366	9,324
Less accumulated depreciation	7,459	7,034
Property and equipment - net	$1,907	$2,290

NOTE 5 – BUSINESS RESTRUCTURING

The restructuring activities started during the second half of 2006 to reduce expenses and improve margins continued during the first and second quarters of 2007, to further improve our operating results and the effectiveness of our sales and marketing organization and sales channels. These actions included re-engineering some internal processes, integrating some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels. During 2007 restructuring charges totaled $725,000 and were primarily severance related, along with some facility related exit costs.

As a result of the business down turn we were experiencing in the fourth quarter of 2008 and the uncertain business outlook, additional actions to reduce expenses were taken. This resulted in a restructuring charge primarily related to severance during the fourth quarter of $535,000 and total of $542,000 for the year 2008. During the first quarter of 2009, restructure activities resulted in net additional charges of $22,000 representing severance and costs associated with terminating vehicle leases. During the second quarter, we consolidated our operations into a smaller portion of our leased space, resulting in a lease abandonment restructure charge of $208,000, partially offset by reductions in previously accrued personnel, automobile leases and legal restructuring costs. At June 30, 2009, $256,000 remains accrued and is expected to be paid out during 2009 except for the lease abandonment period amounts which will be fully paid out in July 2011.

An analysis of the restructuring is as follows (in thousands):

Description	Reserve Balance 12/31/07	2008 Expense	2008 Payments/ Write-offs	Reserve Balance 12/31/08	2009 Expense	2009 Payments/ Write-offs	Reserve Balance 6/30/09
Downsizing US operations:
Employee severance		$162	$82	$ 80	$34	$114
Facility & other costs		18	11	7	209	7	$209
Downsizing foreign operations:
Employee severance	$5	347	63	289	(82)	175	32
Facility & other costs	3	15	5	13	20	18	15
Total	$8	$542	$161	$389	$181	$314	$256

NOTE 6 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

	June 30,	Dec. 31,
	2009	2008
Product warranty liability	$319	$400
Sales return reserve	172	197
Accrued rent	140	156
Other taxes	164	186
Other	111	161
Other accrued liabilities	$ 906	$1,100

The changes in Data I/O’s product warranty liability are as follows (in thousands):

June 30, 2009

Liability, beginning balance	$400
Net expenses	261
Warranty claims	(261)
Accrual revisions	(81)
Liability, ending balance	$319

NOTE 7 – OPERATING LEASE AND OTHER COMMITMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At June 30, 2009, the purchase and other obligations totaled $337,000. Data I/O has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

Future annual lease payments at June 30, 2009 (in thousands):

Operating
Leases

2009	$670
2010	1,149
2011	651
2012	113
2013	108
Thereafter	138
Total	$2,829

NOTE 8 – CONTINGENCIES

As of June 30, 2009, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 9 – LONG-TERM DEBT

On September 27, 2006, the Company entered into a five year capital lease agreement in the amount of $591,145. The imputed interest rate is 7.69%.

At June 30, 2009 scheduled maturities of the capital lease obligation for the years ending December 31 are as follows (in thousands):

2009	$70
2010	141
2011	94
Total minimum lease payments	305
Less: Amount representing interest	(21)
Present value of capital lease obligation	284
Current portion long-term debt	(128)
Non-current portion long-term debt	$156

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:
Net income (loss)	$(683)	$1,203	$(1,147)	$3,844

Denominator:
Denominator for basic earnings per share -
weighted-average shares	8,909	8,806	8,892	8,790
Employee stock options and awards	0	285	0	272
Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions of stock options	8,909	9,091	8,892	9,062
Basic and diluted earnings (loss) per share:
Total basic earnings (loss) per share	$(0.08)	$0.14	$(0.13)	$0.44
Total diluted earnings (loss) per share	$(0.08)	$0.13	$(0.13)	$0.42

The computation for the three and six months ended June 30, 2009 excludes 820,277 options to purchase common stock as their effect was antidilutive. The computation for the three and six months ended June 30, 2008 excludes 93,247 and 148,835 to purchase common stock as the effect of their inclusion was antidilutive.

NOTE 11 – SHARE-BASED COMPENSATION

The impact on our results of operations of recording share-based compensation for the three and six month period ended June 30, 2009 and June 30, 2008 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of goods sold	$7	$6	$13	$11
Research and development	7	12	15	24
Selling, general and administrative	80	88	160	165
Total share-based compensation	$94	$106	$188	$200

Impact on net income (loss) per share:	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Basic and diluted

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model. The following weighted average assumptions were used to calculate the fair value of stock options granted during the three and six months ended June 30, 2009 and 2008: At June 30, 2009, there remained $620,296 of unamortized expected future compensation expense associated with unvested option grants and restricted stock awards, with a remaining weighted average amortization period of 3.1 years.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rates	2.44%	3.11%	2.43%	3.11%
Volatility factors	.61	.54	.61	.54
Expected life of the option in years	4.00	4.70	4.00	4.70
Expected dividend yield	None	None	None	None

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

For the three and six months ended June 30, 2009 and June 30, 2008 total comprehensive income (loss) was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(683)	$1,203	$(1,147)	$3,844
Foreign currency translation gain (loss)	96	36	(28)	213
Total comprehensive income (loss)	$(587)	$1,239	$(1,175)	$4,057

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

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by us are fair value hedges. Generally, these contracts have maturities less than one year and requireus to exchange foreign currencies for U.S. dollars at maturity. At June 30, 2009, we had closed out all hedges and had no foreign exchange contracts outstanding.

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

We experienced in the fourth quarter of 2008 a significant decline in business, which together with an uncertain economic outlook caused us to determine that additional cost and expense reduction measures were necessary. We took a restructuring charge of $535,000 in the fourth quarter of 2008, primarily related to severance, to further lower the revenue breakeven point for Data I/0. This business decline continued during the first and second quarters of 2009 and we took additional restructuring actions that resulted in a net charge of $22,000 and $158,000, respectively. We are continuing our efforts to balance business geography shifts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect. Complicating these efforts is the current economic uncertainty. With operating costs at approximately $2.5 million we expect our current quarterly revenue breakeven point to be around $4.7 million.

We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, and automated programming systems for the manufacturing environment. We continue to focus on extending the capabilities and support for our FlashCORE architecture, and the ProLINE-RoadRunner, FLX, PS, and FlashPAK product lines. Our applications innovation strategy provides complete solutions to target customer’s business problems. These solutions generally have a larger software element, may involve third-party components, and in many cases, will be developed to address a specific customer’s requirements. We believe by adding these features to our strategic product platforms, we will be able to set ourselves apart from other product suppliers and elevate our relationships with our customers to a partner level. We recently announced that the next generation of our programmer architecture, FlashCORE III, is being introduced and is part of the PS 388, a new member of our PS family of automated programming systems. We have received our first orders for these new products and shipped them in the second quarter of 2009. In July, we received our first repeat orders for these new products.

Our key customer focus is on strategic high volume manufacturers in key market segments such as wireless, automotive, industrial controls and programming centers. Our strategy includes supporting new NAND Flash and microcontrollers on our newer products to gain new customers and expand into newer areas. For example, our new PS 388 with FlashCORE III focuses on users of large density flash memory devices like wireless handset manufacturers and our new ProLINE-RoadRunner XLF provides a new solution for the types of microcontrollers used in the automotive market. We have continued to expand our China operations to take advantage of the growth of manufacturing in China and to operate close to our customers. During 2007, 2008 and the first half of 2009, we have continued to address the effectiveness of our sales and marketing organization and sales channels by adding, training and changing channels. We recognize the need to diversify our customer base and are continuing to take steps to broaden our channels of distribution and representation to reach a greater number of customers. This decision regarding our China sales operations, made at the end of the first quarter of 2007, included eliminating some China direct selling expenses and increasing the use of agents that have established relationships with the desired customers. We have also added additional Asian sales channel management to drive Asia sales and manage this important region. We believe these changes helped us more rapidly grow our business in China and Asia during 2008 and convert some of our fixed selling expenses to variable. In the second half of 2008 and during the first half of 2009 we have further focused on broadening our sales coverage in the Americas and have added and trained additional sales representative channels, again expanding the use of a variable cost model.

On March 18, 2008, the Company completed the sale of selected patents and patent applications to Leannoux Properties AG L.L.C. Net proceeds were approximately $3.3 million with a net gain of approximately $2.1 million.

BUSINESS RESTRUCTURING

The restructuring activities started during the second half of 2006 to reduce expenses and improve margins continued during the first and second quarters of 2007, to further improve our operating results and the effectiveness of our sales and marketing organization and sales channels. These actions included re-engineering some internal processes, integrating some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels. During 2007 restructuring charges totaled $725,000 and were primarily severance related, along with some exiting facility related costs.

As a result of the business down turn we were experiencing in the fourth quarter of 2008 and the uncertain business outlook, additional actions to reduce expenses were taken. This resulted in a restructuring charge primarily related to severance during the fourth quarter of $535,000 and total of $542,000 for the year 2008. During the first quarter of 2009, restructure activities resulted in net additional charges of $22,000 representing severance and costs associated with terminating vehicle leases. During the second quarter, we consolidated our operations into a smaller portion of our leased space, resulting in a lease abandonment restructure charge of $208,000, partially offset by reductions in previously accrued personnel, automobile leases and legal restructuring costs. At June 30, 2009, $256,000 remains accrued and is expected to be paid out during 2009 except for the lease abandonment period amounts which will be fully paid out in July 2011.

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2008 and have not materially changed as of June 30, 2009.

Results of Operations

NET SALES

	Three Months Ended			Six Months Ended
Net sales by product line	June 30, 2009	% Change	June 30, 2008	June 30, 2009	% Change	June 30, 2008
Automated programming systems	$2,374	(52.1%)	$4,957	$5,149	(39.3%)	$8,485
Non-automated programming systems	1,518	(50.5%)	3,066	3,127	(45.4%)	5,726
Total programming systems	$3,892	(51.5%)	$8,023	$8,276	(41.8%)	$14,211

	Three Months Ended			Six Months Ended
Net sales by location	June 30, 2009	% Change	June 30, 2008	June 30, 2009	% Change	June 30, 2008
United States	$496	(60.5%)	$1,255	$961	(56.7%)	$2,219
% of total	12.7%	15.6%		11.6%	15.6%
International	$3,396	(49.8%)	$6,768	$7,315	(39.0%)	$11,992
% of total	87.3%		84.4%	88.4%		84.4%

The revenue decrease of $4.1 million or 52% for the second quarter of 2009 compared to the second quarter of 2008 is primarily due to the current economic downturn with the associated excess capacity and general reduction in capital spending. We experienced decreased sales in all geographies and in each of our product lines. However, revenues did include shipments of our new FlashCORE III programmers in the new PS 388 and in our PS 588. The backlog of orders totaled $1.3 million at the end of the second quarter of 2009, a decrease compared to the backlog at June 30, 2008 of $2.5 million, but a slight increase compared to backlog at March 31, 2009.

For the first six months of 2009 compared to the same period of 2008, sales decreased by approximately 42% and we experienced sales declines in all geographies and for all of our product lines, which we primarily attribute to the economic conditions described above.

Typically we have experienced higher seasonal sales in the second half of the year especially for capacity related sales, which may not be typical this year given the excess capacity caused by the economic downturn. However our trend in booking orders while down substantially from the first and second quarter of last year in all geographies, showed growth over the first quarter of 2009 in both Asia and the Americas. Orders from Asian customers were up over 100% from the first quarter and orders from customers in the Americas were up 16%. Orders from customers in Europe, especially in the automotive business, continued the expected downward trend, down 33% compared with the first quarter of 2009. At the start of the third quarter we are seeing some improvement in orders and are seeing progressively stronger worldwide sales funnels now in the third quarter. We expect our new products including FlashCORE III to provide revenue growth and expect new revenues from our new sales channels as they gain experience with our product lines.

GROSS MARGIN

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Gross Margin	$1,882	$4,558	$4,325	$8,320
Percentage of net sales	48.4%	56.8%	52.3%	58.5%

Gross margins during the second quarter of 2009 decreased in both dollars and as a percentage of sales compared to the second quarter of 2008. The overall gross margin decrease in dollars was primarily due to the lower sales volume. The gross margin as a percentage of sales declined primarily due to the impact of the lower sales volume relative to fixed factory costs and inventory write downs of $188,000, offset in part by favorable warranty experience for the quarter. Direct materials as a percentage of sales slightly improved in the second quarter of 2009 compared to either the second quarter of 2008 or the first quarter of 2009. This indicates that our actual product material cost margins had not eroded.

For the first six months of 2009 compared to the same period of 2008, the higher gross margin dollars and gross margin as a percentage of sales are due to the same factors as those described for the second quarter of 2008.

RESEARCH AND DEVELOPMENT

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Research and development	$1,008	$1,166	$2,041	$2,265
Percentage of net sales	25.9%	14.5%	24.7%	15.9%

Research and development (“R&D”) spending for the second quarter of 2009 compared to the second quarter of 2008 decreased by approximately $158,000 primarily due to the restructure actions and the re-engineering of internal processes. R&D as a percentage of net sales increased primarily due to the decrease in sales for the second quarter of 2009. We have completed the transition of the majority of device support operations to our China team. New products include the new software shipped in March 2009 used to manage and control intellectual property in the programming process, as well as FlashCORE III, our new programming architecture, and the PS 388, a new member of the PS family of automated programming system incorporating FlashCORE III.

R&D spending for the first six months of 2009 compared to the first six months of 2008 decreased by approximately $224,000 due primarily to the same factors described above.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Selling, general & administrative	$1,506	$2,287	$3,182	$4,315
Percentage of net sales	38.7%	28.5%	38.4%	30.4%

Selling, general and administrative (“SG&A”) expenses decreased approximately $781,000 for the second quarter of 2009 compared to the second quarter of 2008. This was due primarily to no bonus expense in the second quarter of 2009 compared to $300,000 for bonus expense for the second quarter of 2008 and approximately $210,000 personnel savings from restructure actions, as well as lower: sales commissions on the decreased sales volume, bad debt expense, marketing expense, depreciation, travel cost, and employee benefit charges.

During the first six months of 2009 compared with the same period in 2008, SG&A expense decreased approximately $1,133,000. This was due primarily to no bonus expense in the first half of 2009 compared to $364,000 for bonus expense for the first half of 2008 and approximately $360,000 personnel savings from restructure actions, as well as lower: sales commissions on the decreased sales volume, bad debt expense, marketing expense, depreciation, travel cost, and employee benefit charges.

INTEREST

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest income	$15	$46	$18	$86
Interest expense	$(5)	($8)	$(12)	$(16)

Interest income decreased during the second quarter of 2009 and for the first six months of 2009 compared to the same period in 2008 due to the lower yields on investments. Interest expense decreased in the second quarter of 2009 and the first six months of 2009 compared to the same period in 2008 due to the lower balance on the equipment capital lease.

INCOME TAXES

	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Income tax expense	$8	$19	$136	$52

Income tax expense recorded for the second quarter of 2009 and 2008 resulted from foreign and state taxes. The tax effective rate differed from the statutory tax rate primarily due to the effect of valuation allowances and state taxes. Data I/O has a valuation allowance of $9,194,990 as of June 30, 2009. Our deferred tax assets and valuation allowance are reduced by approximately $74,000 associated with the requirements of FIN 48 accounting for uncertain tax positions.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	June 30, 2009	Change	Dec. 31, 2008
Working capital	$18,047	$(668)	$18,715

At June 30, 2009, Data I/O’s principal sources of liquidity consisted of existing cash and cash equivalents which continued to increase during the quarter. Our working capital decreased by $668,000 from December 31, 2008 and our current ratio increased from 4.3 at December 31, 2008 to 5.4 at June 30, 2009.

Our cash and cash equivalents increased by approximately $1.5 million during the six months ended June 30, 2009 primarily due to collection of customer receivables and inventory reductions, offset in part by the loss from operations and payment of accrued liabilities. Cash provided by operations primarily included a $3.1 million decrease in accounts receivable due the lower sales volume and improved collections and a $431,000 decrease in inventories.

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

LONG-TERM DEBT

(in thousands)	June 30, 2009	Change	Dec. 31, 2008
Long-term debt	$156	$(63)	$219

During the third quarter of 2006, the Company entered into a five year capital lease agreement in the amount of $591,145. The lease was used to fund new equipment and installation associated with our move to the new headquarters facility in July of 2006. See Note 9, “Long-Term Debt.”

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted above in Note 7, “Operating Lease and Other Commitments”, Data I/O had no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1, Financial Statement Preparation, Recent Accounting Pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

No significant change since December 31, 2008.

Item 4.	Controls and Procedures

a) Evaluation of disclosure controls and procedures.

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

As of June 30, 2009, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

As previously disclosed, on January 22, 2008, our former landlord, (now known as Rowley Properties, Inc.), filed a Complaint in the Superior Court of Washington for King County (No. 08-2-03518-2 SEA) against Data I/O, Robert/Barbara Hiester and Steven/Jane Doe Hiester. The claims against Data I/O included breach of agreement, waste, and an environmental remediation claim for contribution under RCW 70.105D.080. No claim amount was specified in the Complaint. The claims related to a former circuit board fabrication business that Data I/O operated from 1978 to October 1988. We sold that business to Circuit Partners whose officers and principal shareholders were Robert and Barbara Hiester. We agreed to settle this case with Rowley Properties, Inc with the settlement amount paid by our insurer. In April of 2009, Rowley Properties, Inc. and Data I/O entered into a mutual release and settlement agreement in which they released each other from claims related to this case and Rowley Properties, Inc. indemnified Data I/O against any claims from the other defendants related to this case.

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

At our Annual Meeting of Shareholders held on May 14, 2009, there were present in person or by proxy the holders of 7,622,323 (85.90%) shares of Common Stock of Data I/O thereby constituting a quorum. The following are the matters approved and the voting results:

(a)	Election of a Board of Directors consisting of the following four (4) directors:

Name	Votes For	Votes Withheld

Paul A. Gary	6,980,993	641,330
Frederick R. Hume	6,893,713	728,610
Steven M. Quist	6,897,533	724,790
William R. Walker	6,897,833	724,490

(b)

The proposal to approve the amendment to the Data I/O Corporation 2000 Stock Compensation Incentive Plan passed as follows: 3,722,657 for; 218,113 against; 566,787 abstain; and 3,114,766 broker non-votes.

(c)	The proposal to ratify the selection of Grant Thornton LLP as Data I/O’s independent auditors passed as follows: 7,512,412 for; 102,601 against; 7,310 abstain; and 0 broker non-votes.

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits there under is the same for management and non-management participants:

(1)	Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.7.

(2)	Data I/O Corporation Tax Deferral Retirement Plan and Trust with Orchard Trust Company. See Exhibit 10.19 and 10.20.

(3)	Summary of Amended and Restated Management Incentive Compensation Plan. See Exhibit 10.2.

(4)	Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.

(5)	Amended and Restated 1986 Stock Option Plan. See Exhibit 10.5.

(6)	Form of Change in Control Agreements. See Exhibit 10.10 and 10.11.

(7)	1996 Director Fee Plan. See Exhibit 10.4.

(8)	Letter Agreement with Frederick R. Hume. See Exhibit 10.6.

(9)	Amended and Restated 2000 Stock Compensation Incentive Plan. See Exhibit 10.8, 10.14 and 10.21.

(10)	Form of Option Agreement. See Exhibit 10.9.

(11)	Form of Performance Share Award Agreement. See Exhibit 10.15.

(12)	Harald Weigelt Employment Agreement. See Exhibit 10.23.
3	Articles of Incorporation:

3.1	Data I/O’s restated Articles of Incorporation filed November 2, 1987 (Incorporated by reference to Exhibit 3.1 of Data I/O’s 1987 Annual Report on Form 10-K (File No. 0-10394)).

3.2	Data I/O’s Bylaws as amended and restated as of February 2006 (Incorporated by reference to exhibit 3.2 of Data I/O’s 2005 Annual Report on Form 10-K (File No. 0-10394)).

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

10.17	Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 25, 2008).

10.18	First Amendment to the Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 25, 2008).

10.19	Orchard Trust Company Defined Contribution Prototype Plan and Trust (Incorporated by reference to Data I/O’s 2007 Annual Report on Form 10K (File No. 0-10394)).

10.20	Orchard Trust Company Non-standardized 401(k) Plan (Incorporated by reference to Data I/O’s 2007 Annual Report on Form 10K (File No. 0-10394)).

10.21	Amended and Restated 2000 Stock Compensation Incentive Plan dated May 14, 2009 (Incorporated by reference to Data I/O’s 2009 Proxy Statement dated April 3, 2009).
31	Certification – Section 302:
31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification

32	Certification – Section 906:
32.1	Chief Executive Officer Certification
32.2	Chief Financial Officer Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATA I/O CORPORATION
(REGISTRANT)
DATED:	August 13, 2009

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

Date: August 13, 2009

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

Date: August 13, 2009

/s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  /s/ Frederick R. Hume

Frederick R. Hume

Chief Executive Officer

(Principal Executive Officer)

August 13, 2009

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

August 13, 2009

