Form 10-Q
period 2009-09-30
DATA I/O CORP
filed 2009-11-13
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

( X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September30, 2009

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

Large accelerated filer __	Accelerated filer __	Non-accelerated filer __	Smaller reporting company	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes	NoX

8,953,135 shares of no par value of the Registrant's Common Stock were issued and outstanding as of November 4, 2009.

DATA I/O CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2009

INDEX

Part I - Financial Information	Page

Item 1.	Financial Statements (unaudited)	3

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II - Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	18

Item 2.	Changes in Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures	19

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

	Sept. 30,	Dec. 31,
	2009	2008
(in thousands, except share data)	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,331	$13,304
Trade accounts receivable, less allowance for
doubtful accounts of $173 and $142	3,495	5,659
Inventories	4,272	5,039
Other current assets	266	408
TOTAL CURRENT ASSETS	23,364	24,410

Property and equipment - net	1,725	2,290
Other assets	105	111
TOTAL ASSETS	$25,194	$26,811

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$881	$1,005
Accrued compensation	838	1,476
Deferred revenue	1,544	1,541
Other accrued liabilities	854	1,100
Accrued costs of business restructuring	126	389
Income taxes payable	180	59
Notes payable	130	125
TOTAL CURRENT LIABILITIES	4,553	5,695

Long-term other liabilities	102	57
Long-term debt	123	219

COMMITMENTS	-	-

STOCKHOLDERS' EQUITY:
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,938,135
and8,869,245 shares	21,631	21,331
Accumulated deficit	(2,117)	(1,301)
Accumulated other comprehensive income	902	810
TOTAL STOCKHOLDERS' EQUITY	20,416	20,840
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,194	$26,811

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three Months Ended	Nine Months Ended

	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2009	2008	2009	2008
(in thousands, except per share data)

Net sales	$5,317	$7,807	$13,593	$22,018
Cost of goods sold	2,327	3,143	6,278	9,035
Gross margin	2,990	4,664	7,315	12,983

Operating expenses:
Research and development	1,055	1,093	3,096	3,358
Selling, general and administrative	1,577	2,231	4,760	6,545
Net provision for business restructure	23	-	203	7
Total operating expenses	2,655	3,324	8,059	9,910

Gain on sale	13	-	15	2,115

Operating income (loss)	348	1,340	(729)	5,188

Non-operating income (expense):
Interest income	3	29	21	115
Interest expense	(4)	(7)	(16)	(23)

Foreign currency exchange	80	(66)	139	(88)
Total non-operating income (expense)	79	(44)	144	4

Income (loss) before income taxes	427	1,296	(585)	5,192

Income tax expense (benefit)	96	90	231	142

Net income (loss)	$331	$1,206	($816)	$5,050

Basic earnings (loss) per share	$0.04	$0.14	($0.09)	$0.57
Diluted earnings (loss) per share	$0.04	$0.13	($0.09)	$0.56

Weighted average shares outstanding - basic	8,933	8,839	8,906	8,806
Weighted average and potential shares outstanding - diluted	8,983	9,167	8,906	9,097

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Sept. 30,	Sept. 30,
For the nine months ended	2009	2008
(in thousands)
OPERATING ACTIVITIES:
Net income (loss)	($816)	$5,050
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	711	700
Write-off of property, plant and equipment	-	2
Gain on sale of assets	(14)	(2,115)
Equipment transferred to cost of goods sold	30	205
Share-based compensation	238	302
Net change in:
Deferred revenue	(10)	(109)
Trade accounts receivable	2,195	(2,621)
Inventories	700	(322)
Other current assets	153	146
Accrued costs of business restructuring	(180)	(8)
Accounts payable and accrued liabilities	(868)	1,036
Deposits and other long-term assets	-	(1)
Net cash provided by (used in) operating activities	2,139	2,265

INVESTING ACTIVITIES:
Purchases of property and equipment	(239)	(858)
Net proceeds from sale of patents	-	2,115
Net proceeds from sale of assets	19	-
Net cash provided by (used in) investing activities	(220)	1,257

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	62	195
Payment of capital lease obligation	(90)	(83)
Net cash provided by (used in) financing activities	(28)	112

Increase/(decrease) in cash and cash equivalents	1,891	3,634

Effects of exchange rate changes on cash	136	285
Cash and cash equivalents at beginning of year	13,304	7,637
Cash and cash equivalents at end of quarter	$15,331	$11,556

See accompanying notes to consolidated financial statements.

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of September 30, 2009 and 2008, according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2008.

Revenue Recognition

Data I/O recognizes revenue at the time of shipment. When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. The amount of revenue recognized is affected by our judgments as to the collectability of the transaction or whether an arrangement includes multiple elements and if so, whether specific objective evidence of fair value exists for those elements.

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

Stock-Based Compensation Expense

Data I/O measures and recognizes compensation expense as required for all share-based payment awards, including employee stock options, stock awards, and employee stock purchases, based on estimated fair values on the grant dates. Total share-based compensation for the three and nine months ended September 30, 2009 was $51,000 and $238,000, respectively. Total share-based compensation for the three and nine months ended September 30, 2008 was $102,000 and $302,000, respectively.

Income Tax

Historically when accounting for uncertainty in income taxes, Data I/O has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three and nine months ended September 30, 2009. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

Data I/O has incurred net operating losses in certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future. There was $79,000 of unrecognized tax benefits related to uncertain tax positions as of September 30, 2009.

Tax years that remain open for examination include 2006, 2007, and 2008 in the United States of America. In addition, tax years from 1999 to 2005 may be subject to examination in the event that the Company utilizes the NOL’s or other carry forwards from those years in its current or future year tax return.

Recent Accounting Pronouncements

In October 2009, an update was made by Financial Accounting Standard Board (“FASB”) to software revenue recognition.According to this update, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. This standard requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. It provides additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. This standard will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. This standard shall be adopted in the same period using the same transition method as indicated in the update to revenue arrangements with multiple deliverables. We are currently assessing the potential impact that adoption of this standard may have on our consolidated financial statements.

In October 2009, an update was made by FASB to revenue arrangements with multiple deliverables. It provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. This standard establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This standard also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market participant. It also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method. This standard will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently assessing the potential impact that adoption of this standard may have on our consolidated financial statements.

In December 2008, the FASB issued guidance related to employers’ disclosures about postretirement benefit plan assets. It provides guidance on an employer’s disclosures about plan assets, including: how investment allocation decisions are made and factors that are pertinent to an understanding of investment policies and strategies; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (level 3) on changes in plan assets for the period, and significant concentrations of risks within plan assets. This standard is effective for fiscal years ending after December 15, 2009. We are currently assessing the disclosure requirements that adoption of this standard may have on the footnotes of our consolidated financial statements.

In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The impact of adoption of this had no financial effect on the accompanying condensed consolidated financial statements. We have evaluated subsequent events up through November 13, 2009.

In June 2009, the FASB issued Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The adoption of this standard changes how the Company references various elements of GAAP when preparing its financial statement disclosures, but will have no impact on the Company’s financial position, results of operation or cash flows.

NOTE 2 - RECLASSIFICATIONS

Certain prior period balances may have been reclassified to conform to the presentation used in the current period.

NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

	Sept. 30, 2009	Dec. 31, 2008
Raw material	$2,043	$2,631
Work-in-process	1,160	1,155
Finished goods	1,069	1,253
Inventories	$4,272	$5,039

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following components (in thousands):

	Sept. 30, 2009	Dec. 31, 2008
Leasehold improvements	$394	$393
Equipment	8,052	8,931
	8,446	9,324
Less accumulated depreciation	6,721	7,034
Property and equipment - net	$1,725	$2,290

NOTE 5 – BUSINESS RESTRUCTURING

The restructuring activities started during the second half of 2006 to reduce expenses and improve margins continued during the first and second quarters of 2007, to further improve our operating results and the effectiveness of our sales and marketing organization and sales channels. These actions included re-engineering some internal processes, integrating some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels. During 2007, restructuring charges totaled $725,000 and were primarily severance related, along with some facility related exit costs.

As a result of the business downturn we were experiencing in the fourth quarter of 2008 and the uncertain business outlook, additional actions to reduce expenses were taken. This resulted in a restructuring charge of $535,000 during the fourth quarter, primarily related to severance, and totaled $542,000 for the year. During the first quarter of 2009, restructure activities resulted in net additional charges of $22,000 representing severance and costs associated with terminating vehicle leases. During the second quarter we consolidated our operations into a smaller portion of our leased space, resulting in a lease abandonment restructure charge of $208,000, partially offset by reductions in previously accrued personnel, automobile lease and legal restructuring costs.  During the third quarter we had additional charges of $23,000 in severance related costs.  At September 30, 2009, $209,000 remains accrued and is expected to be paid out during 2009, 2010 and 2011. Of that amount, $83,000 in lease abandonment period amounts are accrued as other long-term liabilities and will be fully paid out in July 2011.

An analysis of the restructuring is as follows (in thousands):

Description	Reserve Balance 12/31/07	2008 Expense	2008 Payments/ Write-offs	Reserve Balance 12/31/08	2009 Expense	2009 Payments/ Write-offs	Reserve Balance 9/30/09
Downsizing US operations:
Employee severance	$-	$162	$82	$80	$34	$114	$-
Facility & other costs	-	18	11	7	209	32	184
Downsizing foreign operations:
Employee severance	5	347	63	289	(59)	223	7
Facility & other costs	3	15	5	13	20	15	18
Total	$8	$542	$161	$389	$204	$384	$209

NOTE 6 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

	Sept. 30,	Dec. 31,
	2009	2008
Product warranty liability	$338	$400
Sales return reserve	137	197
Accrued rent	134	156
Other taxes	130	186
Other	115	161
Other accrued liabilities	$854	$1,100

The changes in Data I/O’s product warranty liability are as follows (in thousands):

Sept. 30, 2009

Liability, beginning balance	$400
Net expenses	451
Warranty claims	(451)
Accrual revisions	(62)
Liability, ending balance	$338

NOTE 7 – OPERATING LEASE AND OTHER COMMITMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At September 30, 2009, the purchase and other obligations totaled $340,000. Data I/O also has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

Future annual lease payments at September 30, 2009 (in thousands):

Operating
Leases

2009	$328
2010	1,154
2011	654
2012	116
2013	111
Thereafter	141
Total	$2,504

NOTE 8 – CONTINGENCIES

As of September 30, 2009, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 9 – LONG-TERM DEBT

On September 27, 2006, the Company entered into a five year capital lease agreement in the amount of $591,145. The imputed interest rate is 7.69%. At September 30, 2009 scheduled maturities of the capital lease obligation for the years ending December 31 are as follows (in thousands):

2009	$34
2010	141
2011	94
Total minimum lease payments	269
Less: Amount representing interest	(16)
Present value of capital lease obligation	253
Current portion long-term debt	(130)
Non-current portion long-term debt	$123

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:
Net income (loss)	$331	$1,206	($816)	$5,050

Denominator:
Denominator for basic earnings per share -
weighted-average shares	8,933	8,839	8,906	8,806
Employee stock options and awards	50	328	-	291
Denominator for diluted earnings per share -
adjusted weighted-average shares and
assumed conversions of stock options	8,983	9,167	8,906	9,097
Basic and diluted earnings (loss) per share:
Total basic earnings (loss) per share	$0.04	$0.14	($0.09)	$0.57
Total diluted earnings (loss) per share	$0.04	$0.13	($0.09)	$0.56

The computation for the three and nine months ended September 30, 2009 excludes 521,793 and 774,695 options, respectively, to purchase common stock as their effect is antidilutive. The computation for the three and nine months ended September 30, 2008 excludes 183,000 and 98,062 options, respectively, to purchase common stock as their effect is antidilutive.

NOTE 11 – SHARE-BASED COMPENSATION

The impact on our results of operations of recording share-based compensation for the three and nine month periods ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Cost of goods sold	$ 4	$ 7	$ 17	$18
Research and development	6	12	20	37
Selling, general and administrative	41	83	201	247
Total share-based compensation	$51	$102	$238	$302

Impact on net income (loss) per share:
Basic and diluted	($0.01)	($0.01)	($0.03)	($0.03)

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model. The following weighted average assumptions were used to calculate the fair value of stock options granted during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Risk-free interest rates	-	-	2.43%	3.11%
Volatility factors	-	-	.61	.54
Expected life of the option in years	-	-	4.00	4.70
Expected dividend yield	None	None	None	None

At September 30, 2009, there remained approximately $641,662 of unamortized expected future compensation expense associated with unvested option grants and restricted stock awards, with a remaining weighted average amortization period of 2.83 years.

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2009 and 2008, total comprehensive income (loss) was comprised of the following (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Net income (loss)	$331	$1,206	($816)	$5,050
Foreign currency translation gain (loss)	120	(157)	92	56
Total comprehensive income (loss)	$451	$1,049	($724)	$5,106

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

Data I/O accounts for its hedging activities and derivative instruments, recognizing derivatives as assets or liabilities in the statement of financial position, with measurement of those instruments at fair value.

Data I/O utilizes forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. All hedging instruments held by us are fair value hedges. Generally, these contracts have maturities less than one year and requireus to exchange foreign currencies for U.S. dollars at maturity. At September 30, 2009, we had closed out all hedges and had no foreign exchange contracts outstanding.

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

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding industry prospects or trends; expected revenues; expected level of expense; future results of operations, restructuring implications; breakeven point, or financial position; changes in gross margin; economic conditions and capital spending outlook; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. Data I/O is under no duty to update any of these forward-looking statements after the date of this report. The reader should not place undue reliance on these forward-looking statements. The discussions above and in the section in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in the Company’s Annual report on Form 10-K for the year ended December 31, 2008 describe some, but not all, of the factors that could cause these differences.

OVERVIEW

We continued to focus on our primary goal of managing the business to achieve profitable operations in these difficult economic times, while developing, launching and enhancing products to drive revenue and earnings growth. The difficult economic conditions of the past year, the downward trend in capital spending and the more recent mixed economic signals have combined to intensify the usual challenges of operating in a highly cyclical industry environment such as ours.

We experienced in the fourth quarter of 2008 a significant decline in business, which together with an uncertain economic outlook caused us to determine that additional cost and expense reduction measures were necessary. We took a restructuring charge of $535,000 in the fourth quarter of 2008, primarily related to severance, to further lower the revenue breakeven point for Data I/O. This business decline continued during the first and second quarters of 2009 and we took additional restructuring actions that resulted in a net charge of $22,000 and $158,000, respectively. During the third quarter of 2009, we incurred an additional charge of $23,000 severance-related costs. We are continuing our efforts to balance business geography shifts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect. Complicating these efforts is the continued current economic uncertainty. With operating costs at approximately $2.6 million, we expect our current quarterly revenue breakeven point to be around $4.7 million.

We are focusing our research and development efforts in our strategic growth markets, namely, new programming technology and automated programming systems for the manufacturing environment. We continue to focus on extending the capabilities and support for our FlashCORE architecture, and the ProLINE-RoadRunner, FLX, PS, and FlashPAK product lines. Our applications innovation strategy provides complete solutions to target customer’s business problems. These solutions generally have a larger software element, may involve third-party components, and in many cases, will be developed to address a specific customer’s requirements. We believe by adding these features to our strategic product platforms, we will be able to set ourselves apart from other product suppliers and elevate our relationships with our customers. This year we have introduced and shipped the next generation of our programmer architecture, FlashCORE III, and a new member of our PS family of automated programming systems, the PS 388. During the third quarter we received repeat orders for these new products and have launched and begun shipping FlashCORE III in our other product families.

Our key customer focus is on strategic high volume manufacturers in key market segments such as wireless, automotive, industrial controls and programming centers. Our strategy includes supporting new NAND Flash and microcontrollers on our newer products to gain new customers and expand into newer areas. For example, our new PS 388 with FlashCORE III focuses on users of large density flash memory devices like wireless handset manufacturers and our new ProLINE-RoadRunner XLF provides a new solution for the types of microcontrollers used in the automotive market. We have continued to expand our China operations to take advantage of the growth of manufacturing in China and to operate close to our customers. During 2007, 2008 and 2009, we have continued to address the effectiveness of our sales and marketing organization and sales channels by adding, training and changing channels. We believe that these changes have helped us grow our business in China and Asia while allowing us to convert some of our fixed selling expenses to variable costs. In the second half of 2008 and during 2009, we have further focused on broadening our sales coverage in the Americas and have added and trained additional sales representative channels, again expanding our use of a variable cost model.

On March 18, 2008, the Company completed the sale of selected patents and patent applications to Leannoux Properties AG L.L.C. Net proceeds were approximately $3.3 million with a net gain of approximately $2.1 million.

BUSINESS RESTRUCTURING

The restructuring activities started during the second half of 2006 to reduce expenses and improve margins continued during the first and second quarters of 2007, to further improve our operating results and the effectiveness of our sales and marketing organization and sales channels. These actions included re-engineering some internal processes, integrating some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels. During 2007, restructuring charges totaled $725,000 and were primarily severance related, along with some facility related exit costs.

As a result of the business downturn we were experiencing in the fourth quarter of 2008 and the uncertain business outlook, additional actions to reduce expenses were taken. This resulted in a restructuring charge of $535,000 during the fourth quarter, primarily related to severance, and total of $542,000 for the year. During the first quarter of 2009, restructure activities resulted in net additional charges of $22,000 representing severance and costs associated with terminating vehicle lease. During the second quarter we consolidated our operations into a smaller portion of our leased space, resulting in a lease abandonment restructure charge of $208,000, partially offset by reductions in previously accrued personnel, automobile leases and legal restructuring costs. During the third quarter, we had additional charges of $23,000 in severance related costs. At September 30, 2009, $209,000 remains accrued and is expected to be paid out during 2009, 2010 and 2011. This includes $83,000 in lease abandonment period amounts accrued as other long-term liabilities, which will be fully paid out in July 2011.

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2008 and have not materially changed as of September 30, 2009.

Results of Operations

NET SALES

(in thousands)	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
Net sales by product line	2009	% Change	2008	2009	% Change	2008
Automated programming systems	$3,135	(35.9%)	$4,893	$8,284	(38.1%)	$13,378
Non-automated programming systems	2,182	(25.1%)	2,914	5,309	(38.6%)	8,640
Total programming systems	$5,317	(31.9%)	$7,807	$13,593	(38.3%)	$22,018

	Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
Net sales by location	2009	% Change	2008	2009	% Change	2008
United States	$ 627	(48.6%)	$1,219	$ 1,588	(53.8%)	$ 3,438
% of total	11.8%		15.6%	11.7%		15.6%
International	$4,690	(28.8%)	$6,588	$12,005	(35.4%)	$18,580
% of total	88.2%		84.4%	88.3%		84.4%

The revenue decrease of $2.5 million or 31.9% for the third quarter of 2009 compared to the third quarter of 2008 is primarily due to the current economic downturn with the associated industry excess capacity and general reduction in capital spending. We experienced decreased sales in all geographies and in each of our product lines. However, revenues did include shipments of our new FlashCORE III programmers. The backlog of orders totaled $876,000 at the end of the third quarter of 2009, a decrease compared to the backlog at September 30, 2008 of $1.3 million.

For the first nine months of 2009 compared to the same period of 2008, sales decreased by approximately 38% and we experienced sales declines in all geographies and for all of our product lines, which we primarily attribute to the economic conditions described above.

Typically we have experienced higher seasonal sales in the second half of the year, especially for capacity related sales, which may not be the case this year given the excess capacity caused by the economic downturn. Our trend in orders booked, while down substantially from the first, second and third quarters of last year in all geographies, showed third quarter growth over the second quarter of 2009 in all geographies. Orders from Asia were up over 44% from the second quarter of 2009, with orders in Europe up 74% and orders in the Americas up 7%. At the start of the fourth quarter, we are seeing progressively stronger worldwide sales funnels. We expect our new products, including FlashCORE III, to provide revenue growth and expect new revenues from our new sales channels as they gain training and experience with our product lines.

GROSS MARGIN

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2009	2008	2009	2008
Gross Margin	$2,990	$4,664	$7,315	$12,983
Percentage of net sales	56.2%	59.7%	53.8%	59.0%

Gross margins during the third quarter of 2009 decreased in both dollars and as a percentage of sales compared to the third quarter of 2008.  The overall gross margin decrease in both dollars and percentage was primarily due to the lower sales volume, with the percentage decline a result of the lower sales volume relative to fixed factory costs.

Gross margin as a percentage of sales for the third quarter improved 8 percentage points compared to the second quarter of 2009’s 48.3%.  The improvement was primarily due to the higher third quarter sales volume relative to fixed factory costs, as well as a more favorable mix of price and product cost.  Direct materials as a percentage of sales improved in the third quarter of 2009 compared to both the third quarter of 2008 and the second quarter of 2009.  This indicates that our actual product material cost margins improved, which has been a major thrust of our restructuring actions, especially utilizing lower cost operations in China to manufacture adapters and source certain inventory.

For the first nine months of 2009 compared to the same period of 2008, the lower gross margin dollars and gross margin as a percentage of sales are due to the same factors as those described for the third quarter of 2009, along with the unfavorable inventory adjustments that had occurred during the second quarter of 2009.

RESEARCH AND DEVELOPMENT

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2009	2008	2009	2008
Research and development	$1,055	$1,093	$3,096	$3,358
Percentage of net sales	19.9%	14.0%	22.8%	15.3%

Research and development (“R&D”) spending for the third quarter of 2009 decreased by approximately $38,000 compared to the third quarter of 2008. This was primarily due to the restructure actions and the re-engineering of internal processes. R&D as a percentage of net sales increased, however, primarily due to the decrease in sales for the third quarter of 2009. We have completed the transition of the majority of device support operations to our China team. New products include FlashCORE III, our new programming architecture, and the PS 388, a new member of the PS family of automated programming system incorporating FlashCORE III as well as FlashPAK III and FlashCORE III upgrades.

R&D spending for the first nine months of 2009 compared to the first nine months of 2008 decreased by approximately $262,000 due primarily to the same factors described above.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2009	2008	2009	2008
Selling, general & administrative	$1,577	$2,231	$4,760	$6,545
Percentage of net sales	29.7%	28.6%	35.0%	29.7%

Selling, general and administrative (“SG&A”) expenses decreased approximately $653,000 for the third quarter of 2009 compared to the third quarter of 2008. This was due primarily to $180,000 lower bonus expense in the third quarter of 2009 compared to $300,000 for bonus expense for the third quarter of 2008 and approximately $275,000 personnel and other savings from restructure actions, as well as lower: bad debt expense, marketing expense, depreciation, travel cost, facilities expense, employee benefit charges and investor relations expense.

During the first nine months of 2009 compared with the same period in 2008, SG&A expense decreased approximately $1,785,000. This was due primarily to $544,000 lower bonus expense in the first nine months of 2009 compared to $698,000 for bonus expense for the first nine months of 2008 and approximately $680,000 personnel and other savings from restructure actions, as well as lower bad debt expense, marketing expense, depreciation, travel cost, facilities expense, employee benefit charges and investor relations expense.

INTEREST

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2009	2008	2009	2008
Interest income	$3	$29	$21	$115
Interest expense	($4)	($7)	($16)	($23)

Interest income decreased during the third quarter of 2009 and for the first nine months of 2009 compared to the same periods in 2008 due to the lower yields on investments despite the higher cash balances. Interest expense decreased in the third quarter of 2009 and the first nine months of 2009 compared to the same periods in 2008 due to the lower balance on the equipment capital lease.

INCOME TAXES

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(in thousands)	2009	2008	2009	2008
Income tax expense (benefit)	$96	$90	$231	$142

Income tax expense recorded for the third quarter of 2009 and 2008 resulted from foreign and state taxes. The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances and state taxes. Data I/O has a valuation allowance of $9,725,000 as of September 30, 2009. Our deferred tax assets and valuation allowance are reduced by approximately $79,000 associated with the requirements of accounting for uncertain tax positions as of September 30, 2009.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

(in thousands)	Sept. 30, 2009	Change	Dec. 31, 2008
Working capital	$18,811	$96	$18,715

At September 30, 2009, Data I/O’s principal sources of liquidity consisted of existing cash and cash equivalents which continued to increase during the quarter. Our working capital increased by $96,000 from December 31, 2008 and our current ratio increased from 4.3 at December 31, 2008 to 5.1 at September 30, 2009.

Our cash and cash equivalents increased by approximately $2 million during the nine months ended September 30, 2009 primarily due to collection of customer receivables and inventory reductions, offset in part by the loss from operations and payment of accrued liabilities. Cash provided by operations primarily included a $2.2 million decrease in accounts receivable due the lower sales volume and improved collections and a $700,000 decrease in inventories.

We expect that we will continue to make capital expenditures to support our business. Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, we have required substantial working capital to fund our operations. Over the last few years, we restructured our operations to lower our costs and operating expenditures in some geographic regions, while investing in other regions, and to lower the level of revenue required for our net income breakeven point, to preserve our cash position and to focus on profitable operations. We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

LONG-TERM DEBT

(in thousands)	Sept. 30, 2009	Change	Dec. 31, 2008
Long-term debt	$123	($96)	$219

During the third quarter of 2006, the Company entered into a five-year capital lease agreement in the amount of $591,145. The lease was used to fund new equipment and installation associated with our move to the new facility in July of 2006. See Note 9, “Long-Term Debt.”

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted above in Note 7, “Operating Lease and Other Commitments” and in Note 14, “Foreign Currency Translation and Derivatives,” Data I/O had no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, an update was made by Financial Accounting Standard Board (“FASB”) to software revenue recognition.According to this update, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. This standard requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. It provides additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. This standard will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. This standard shall be adopted in the same period using the same transition method as indicated in the update to revenue arrangements with multiple deliverables. We are currently assessing the potential impact that adoption of this standard may have on our consolidated financial statements.

In October 2009, an update was made by FASB to revenue arrangements with multiple deliverables. It provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. This standard establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This standard also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market participant. It also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method. This standard will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently assessing the potential impact that adoption of this standard may have on our consolidated financial statements.

In December 2008, the FASB issued guidance related to employers’ disclosures about postretirement benefit plan assets. It provides guidance on an employer’s disclosures about plan assets, including: how investment allocation decisions are made and factors that are pertinent to an understanding of investment policies and strategies; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs (level 3) on changes in plan assets for the period, and significant concentrations of risks within plan assets. This standard is effective for fiscal years ending after December 15, 2009. We are currently assessing the disclosure requirements that adoption of this standard may have on the footnotes of our consolidated financial statements.

In May 2009, the FASB established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The impact of adoption this had no financial effect on the accompanying condensed consolidated financial statements. We have evaluated subsequent events up through November 13, 2009.

In June 2009, the FASB issued Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The adoption of this standard changes how the Company references various elements of GAAP when preparing its financial statement disclosures, but will have no impact on the Company’s financial position, results of operation or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS

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

As of September 30, 2009, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

None added

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

DATA I/O CORPORATION
(REGISTRANT)
DATED:	November 13, 2009

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

Date: November 13, 2009

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

Date: November 13, 2009

/s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

  /s/ Frederick R. Hume

Frederick R. Hume

Chief Executive Officer

(Principal Executive Officer)

November 13, 2009

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

November 13, 2009