Form 10-K
period 2009-12-31
DATA I/O CORP
filed 2010-03-31
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

(Mark One)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
( X)
For the fiscal year ended December 31, 2009
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

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Name of each exchange on which registered
Common Stock (No Par Value)	Nasdaq Capital Market
Securities registered pursuant to Section 12(g) of the Act
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ___ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K.  Yes ___ No X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer __  Accelerated filer __  Non-accelerated filer __  Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___ No X

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2009:

$25,412,102

Shares of Common Stock, no par value, outstanding as of March 12, 2010:

8,959,294

Documents incorporated by reference

Portions of the registrant’s Proxy Statement relating to its May 11, 2010 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

PART I

Item 1.  Business

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements based on current expectations, estimates and projections about Data I/O ® Corporation’s industry, management’s beliefs and certain assumptions made by management.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements.”

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

Data I/O’s mission is to deliver high-value systems and services to the rapidly expanding programmable semiconductor market by providing a software-rich programming platform for content delivery.  These programmable solutions are used in devices such as smart phones, MP3 players, gaming systems and automobile electronics.  These solutions, some of which include intellectual property protection, secure content management and flash media duplication capabilities, enable Data I/O to address the demanding requirements for the electronic device market, where applications and intellectual property protection are essential to our customer’s success.  Data I/O’s largest customers are heavy users of programmable semiconductor devices and include original equipment manufacturers (“OEMs”) in wireless and consumer electronics and automotive electronics, and their electronic manufacturing service (“EMS”) contract manufacturers.

Business Restructuring.  The business shift to focusing on manufacturing and automation, the geographic shifts in high volume electronics manufacturing, and the economic volatility we have experienced have resulted in ongoing restructuring efforts.

During 2006 and 2007, the restructuring activities included actions to improve our operating results and the effectiveness of our sales and marketing organization and sales channels.  Restructuring charges were $725,000 in 2007 and $191,000 in 2006.

As a result of the business downturn we were experiencing in the fourth quarter of 2008 and the uncertain business outlook, we took additional actions to reduce expenses, resulting in a restructuring charge, primarily related to severance, of $542,000 for the year 2008.  During the first quarter of 2009, restructure activities resulted in net additional charges of $22,000, representing severance and costs associated with terminating vehicle leases.  During the second quarter, we consolidated our operations into a smaller portion of our leased space, resulting in a lease abandonment restructure charge of $208,000, partially offset by reductions in previously accrued personnel, automobile lease and legal restructuring costs.  During the third quarter we had additional charges of $23,000 in severance-related costs.  At December 31, 2009, $158,000 remains accrued and is expected to be paid out during 2010 and 2011.  Of that amount, $58,000 in lease abandonment period amounts are accrued as other long-term liabilities and will be fully paid out by July 2011.

Industry Background

Data I/O enables companies to improve productivity and reduce costs by providing device programming solutions that allow our customers to take intellectual property (large design and data files) and program it into memory, microcontroller and logic devices quickly and cost-effectively.  Data I/O also provides services related to hardware support, system installation and repair, and device programming.  Companies that design and manufacture products ranging from cell phones to automobiles, that utilize programmable electronic devices, purchase these solutions from us.

Our automated programming systems integrate both programming and handling functions into a single product solution.  Quality conscious customers, particularly those in the field of high-volume manufacturing and programming, continue to drive this portion of our business.

Traditionally, programming market opportunity focused on the number of semiconductor devices to be programmed, but because of the rapid increase in the density of devices, the focus is shifting to the number of bits per device to be programmed as described in the following table:

Market Characteristics	Data I/O’s Traditional Market Model	Data I/O’s New Market Model
Primary driver of demand	Number of semiconductor devices	Number of bits per device
Primary measure of performance	Devices programmed per hour	Bits programmed per hour
Primary device type	Microcontrollers: ~60% of devices	NAND Flash: ~71% of content
DAIO business focus	Device programming	Content programming and management
Demand growth	~12% growth in devices	~90% growth in content

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

Data I/O’s line of programming systems includes a broad range of products, systems, modules, and accessories, grouped into two general categories: automated programming solutions and manual programming systems.  We provide two main categories of automated programming systems: off-line and in-line.  Data I/O’s automated programming systems and FlashPAK™ share a common programming platform, FlashCORE™ and Data I/O’s universal job setup tool, Tasklink®.  In addition, we provide device support and service on all of our products.  Device support is a critical aspect of our business and consists of writing software algorithms for devices and developing socket adapters to hold and connect to the device for programming.

Data I/O’s key product and the customer benefits/key features Data I/O believes are important are described in the following table:

Products	Key Features	Customer Benefits
RoadRunner Series: In-line, (Automated)
  Just-in-time in-line programming
  Direct integration with placement machine supporting Siemens, Fuji, Panasonic, Assembleon, Universal and MYDATA
  Parallel programming
  Average Selling Price (“ASP”) of $79,900 to $119,400
Dramatic reduction in inventory carrying and rework costs “Zero” footprint Rapid return on investment (“ROI”) realized in a matter of months
PS Series: Off-line Medium/High Volume, High Mix (Automated)	Fast program and verify speeds of less than 0.19 sec/ Mbit Up to 48 programming sites Supports multiple media types ASP of $185,000 to $560,000	High throughput for high density Flash programming High flexibility with respect to I/O options (tube, tray, tape), marking/labeling, and vision for coplanarity inspection
FLX500: Off-line, Moderate Volume (Automated)	Fast changeover times Self-learning “plug-and-play” operation Language-independent graphic user interface ASP of $99,900 to $119,880	Affordable automation Modular, easy to configure Intuitive, easy to use graphical user interface Small footprint

Products	Key Features	Customer Benefits
FlashPAK II/III: Off-line, Low Mix, Low Volume (Non-Automated)	Scalability Network control via Ethernet Stand-alone operation or PC compatible Parallel programming ASP of $9,500	Validate designs before moving down the firmware supply chain Unmatched ease of use in manual production systems
Sprint/Unifamily: Off-line, Low Volume, and Engineering (Non-Automated)	Breadth of device coverage ASP of $1,118 to $32,400	Universal programmer

Customers

Data I/O sells our products to customers worldwide in a broad range of industries, as described in the following table:

Customer Types
	OEMs			EMS	Programming Centers
	Wireless & Consumer Electronics	Automotive Electronics	Industrial & Process Control Electronics	Contract Manufacturers
Notable end customers	LG, Motorola, RIM, Sony, HTC, Microsoft, Vestel	TRW, Lear, Delphi, Bosch, Blaupunkt, Continental, Siemens VDO	Allen-Bradley, Square D, ABB, Trane, Grundig, Danfoss, Philips	Flextronics, Celestica, Elcoteq, Jabil, Wistron, Foxconn	Arrow, Avnet, BTW, MSC, HTV, CPS
Programmable devices used	5 billion NOR & NAND flash devices annually; 5 billion microcontrollers	5 billion microcontrollers annually; use of flash growing	2 billion microcontrollers	Same as OEMs they serve	Same as OEMs they serve and lines they distribute
Business drivers	GPS, Digital Rights Management, security, flash media, video, 3G/4G networks, features & functionality of converged devices	Safety, navigation and infotainment devices, drive-by-wire	Higher functionality driven by increasing electronic content	Acquisition of OEM factories, production contract wins	Value-added services, logistics
Programming equipment drivers	Rollout of new products that incorporate higher functionality, more memory, and new technology, e.g. eSD, eMMC	Process improvement and simplification, new product rollouts and quality control	Process improvement and simplification as well as new product rollouts	New contracts from OEMs, programming solutions specified by OEMs	Capacity utilization of their installed base of equipment
Customer Types
	OEMs			EMS	Programming Centers
	Wireless & Consumer Electronics	Automotive Electronics	Industrial & Process Control Electronics	Contract Manufacturers
Buying criteria	Throughput, technical capability to support evolving technology, global support, intellectual property protection, robust algorithms	Quality, reliability, configuration control, traceability, global support, intellectual property protection	Quality, reliability, configuration control, traceability	Lowest equipment procurement cost, global support	Flexibility, lowest life-cycle cost-per programmed-part, low changeover time; use of multiple vendors provides negotiating leverage

Data I/O’s solutions address a large, growing market.  In 2008, there were 17 billion programmable devices shipped with  NAND and NOR flash and microcontrollers representing 23%, 31%, and 40%, respectively.  While the programmable device market contracted in 2009 due to the economic downturn, rapid growth is projected for 2010 and 2011.

iSupply, a leading economic forecasting firm that follows the semiconductor industry, recently raised their forecast for the industry to $280B, up approximately 22% from the $230B level of 2009.  Spending for portable media players, set top boxes, LCD televisions, netbook computers and new household appliances filled with electronics continues to grow.  IMS Research now expects annual smartphone sales to grow at a compound annual rate of 25.9% between now and 2015.The world’s appetite for electronics grows despite global economic stress and that’s driving the semiconductor industry.

We believe that our sales are driven by the same forces that propel the semiconductor industry.  We sell to the same firms that buy the semiconductors.  When their business grows, they buy more semiconductors which, in turn, require additional programming equipment to maintain production speeds, driving demand for our products.

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

•         Increasing usage of NAND; replacing NOR due to its lower cost per bit

•         Densities continue to increase beyond 8GB driving the need for more advanced and secure programming capabilities

•         Higher densities driving new usage models such as the Blackberry and other smart phones

Growth drivers of microcontrollers in Automotive

•         Consumers desire advanced car features requiring higher levels of sophistication including infotainment products (audio, radio, satellite, navigation and wireless connectivity) as well as increased safety features and optimized engine functionality

•         ~60 microcontrollers per vehicle

•         Proliferation of programmable microcontrollers to support the next-generation electronic car systems

•         Increasing use of high-density flash to provide memory for advanced applications that require programming

Increasingly, OEMs are outsourcing their device programming needs to EMS contract manufacturers to reduce capital expense and maximize profit margins.  At the same time, these OEMs are also increasing their proprietary software content to accelerate new product introductions with more feature-rich, application-specific versions.  While the outsourcing of manufacturing processes is essential to maximizing an OEM’s profit margin, maintaining the integrity and control of the software, the OEM’s core intellectual property, is increasingly complex in this outsourced environment, especially given the global nature of the manufacturing supply chain.  Data I/O, with its comprehensive programming solution, provides OEM’s with the ability to manage, monitor, audit and secure the software supply chain.

During 2009, we sold products to over 751 customers throughout the world.  As of December 31, 2009, there was one customer, Flextronics, which accounted for approximately 12% of our 2009 net sales.  In 2008, there were no customers that accounted for more than 10% of 2008 net sales.  In 2007, there were no customers that accounted for more than 10% of 2007 net sales.

As of December 31, 2009, one customer, Flextronics, represented 23.2% of our accounts receivable balances.  As of December 31, 2008, Flextronics represented 13.3% of our accounts receivable balances.  As of December 31, 2007, there were no customers that represented more than 10% of our accounts receivable balances.

Geographic Markets and Distribution

Data I/O markets and sells our products through a combination of direct sales, internal telesales, and indirect sales representatives and distributors.  We continually evaluate our sales channels against our evolving markets and customers and realign them as necessary to ensure that we reach our customers in the most efficient manner possible.

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives, and a direct telesales organization.  Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by Data I/O.  Net sales in the United States for 2009, 2008, and 2007 were $2,268,000, $4,070,000 and $4,925,000, respectively.

Foreign Sales

Foreign sales represented approximately 88%, 85% and 82% of net sales of our programming systems in 2009, 2008, and 2007, respectively.  We make foreign sales through our wholly-owned subsidiaries in Germany, China, and Canada, as well as through independent distributors and sales representatives located in 35 other countries.  Our independent foreign distributors purchase Data I/O products in U.S. Dollars for resale and we recognize the sale at the time of shipment to the distributor.  As with U.S. sales representatives, sales made by international sales representatives are on an agency basis, with shipments made directly to the customer by us.

Net foreign sales for 2009, 2008 and 2007 were $16,281,000, $23,527,000 and $21,827,000, respectively.  We determine total foreign sales by the international geographic area into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers.  Foreign sales do not include transfers between Data I/O and our foreign subsidiaries.  Export sales are subject to U.S. Department of Commerce regulations.  We have not, however, experienced difficulties to date as a result of these requirements.

Fluctuating exchange rates and other factors beyond our control, such as international monetary stability, tariff and trade policies, and U.S. and foreign tax and economic policies, affect the level and profitability of foreign sales.  We cannot predict the effect of such factors on our business, but we try to consider and respond to changes in these factors, particularly as the majority of our costs are U.S.-based while the vast majority of our sales are international.

Competition

The competition in the programming systems market is highly fragmented with a large number of smaller organizations offering inexpensive solutions.  While we are not aware of any published industry market information covering the programming systems market, according to our inside analysis of competitors, we estimate that for 2008 and 2009, Data I/O revenues were at least twice the size of the next largest direct competitor and approximately four times the size of the second largest direct competitor.

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

Manufacturing, Raw Materials, and Backlog

Data I/O primarily assembles and tests our products at our principal facility in Redmond, Washington and we outsource our circuit board manufacturing and fabrication.  We have transferred most of our FlashCORE adapter production to China.  We use a combination of standard components, proprietary custom ICs and fabricated parts manufactured to Data I/O specifications.  Two significant outside suppliers of Data I/O proprietary products are located in Germany:  Yamaichi manufactures our specialty sockets and Haberer Electronic manufactures our Sprint non-automated programming systems.  Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer subassemblies, custom integrated circuits, hybrid circuits and connectors, are purchased from single sources.  We believe that additional sources can be developed for present single-source components without significant difficulties in obtaining supplies.  We cannot be sure that single-source components will always continue to be readily available.  If we cannot develop alternative sources for these components, or if we experience deterioration in relationships with these suppliers, there may be delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty, except for contracts calling for custom configuration.  To date, such cancellations have not had a material effect on our sales volume.  To meet customers’ delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders.  Most orders are scheduled for delivery within 1 to 60 days after receipt of the order.  Our backlog of pending orders was approximately $1.9 million, $2.0 million and $2.1 million as of December 31, 2009, 2008, and 2007, respectively.  The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

Research and Development

Data I/O believes that continued investment in research and development is critical to our future success.  We continue to develop new technologies and products and enhance existing products.  Future growth is to a large extent dependent upon the timely development and introduction of new products, as well as the development of algorithms to support the latest programmable devices.  We are currently focusing our research and development efforts on strategic growth markets, namely new programming technology and automated handling systems for the manufacturing environment, including new programmer technologies, support for the latest FLASH memories and microcontrollers, additional platforms and improvements for ProLINE-RoadRunner, and enhancements for the FLX500.  We also continue to focus on increasing our capacity and responsiveness for new device support requests from customers and programmable integrated circuit manufacturers by revising and enhancing our internal processes and tools.  During this past year, our research and development efforts resulted in the release of our new FlashCORE III programming architecture, which we have implemented in our ProLINE-RoadRunner, PS 588, PS 388 FLX500 and FlashPAK product lines.

During 2009, 2008, 2007, we made expenditures for research and development of $4,128,000, $4,464,000, $4,716,000, respectively, representing 22.3%, 16.2% and 17.6% of net sales, respectively.  Research and development costs are expensed as incurred.

Patents, Copyrights, Trademarks, and Licenses

Data I/O relies on a combination of patents, copyrights, trade secrets and trademarks to protect our intellectual property, as well as product development and marketing skill, to establish and protect our market position.  We have continued to add new patents to our patent portfolio over the past few years as we developed strategic new technologies like the FLX500.

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

Most of the patents sold relate to technology that Data I/O has been using for a number of years.  The sale monetizes the value of these patents, avoids future annual maintenance and patent defense expenses, and allows Data I/O royalty-free use of them.  The sale did not include technology related to the firm’s most recent development programs.

We attempt to protect our rights in proprietary software products, including TaskLink and other software products, by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in our licenses, and by requiring our employees to execute non-disclosure agreements.  Our software products are not normally sold separately from sales of programming systems.  However, on those occasions where software is sold separately, revenue is recognized when a sales agreement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

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

Employees

As of December 31, 2009, we had a total of 92 employees, of which 36 were located outside the U.S. and 6 of which are part time.  We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand and for special projects.  Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry.  None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable.  In foreign countries we have employment agreements or, in China, the Shanghai Foreign Services Co., Ltd.  (“FSCO”) labor agreement.

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

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 12, 2010:

Name	Age	Position

Frederick R. Hume	67	President and Chief Executive Officer

Joel S. Hatlen	51	Vice President, Finance Chief Financial Officer Secretary and Treasurer

Gordon B. Bluechel	47	Vice President, Operations and Administration

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

Gordon B. Bluechel joined Data I/O in November 1992 and was named an executive officer in November 2008.  He currently serves as the Vice President of Operations and Administration.  Prior to his current role, he served as Vice President/Director of Operations beginning in 2007, Director of Operations from 2005 to 2007, General Manager of In-System Programming from 2004 to 2005, Director of Americas Sales and Service from 2002 to 2004, Director of Worldwide Service from 2001 to 2002, General Manager of Sprint Operations in Germany from 2000 to 2001.  Prior to being named General Manager of Sprint Operations, Mr. Bluechel held various management and staff positions with Data I/O Corporation.

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

RISK FACTORS

A decline in economic and market conditions may result in decreased capital spending and delayed or defaulted payments from our customers.

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

•              war or terrorism

•              health issues (such as the H1N1 virus)

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

The non-automated programming system products we acquired with our acquisition of SMS in November 1998 are currently manufactured to our specifications by a third-party foreign contract manufacturer.  We may not be able to obtain a sufficient quantity of these products if and when needed, which may result in lost sales.

If we are unable to attract and retain qualified third-party distributors and representatives, our business may be adversely affected.

Data I/O has an internal sales force and also utilizes third-party distributors and representatives.  Therefore, the financial stability of these distributors and representatives is important.  Their ability to timely pay Data I/O and to acquire any necessary financing may be affected by the current economic climate.  Highly skilled professional engineers use most of our products.  To be effective, third-party distributors and representatives must possess significant technical, marketing and sales resources and must devote their resources to sales efforts, customer education, training and support.  These required qualities limit the number of potential third-party distributors and representatives.  Our business will suffer if we cannot attract and retain a sufficient number of qualified third-party distributors and representatives to market our products.

Our international operations may expose us to additional risks that may adversely affect our business.

International sales represented 88% and 85% of our net revenue for the fiscal year ended December 31, 2009 and December 31, 2008, respectively.  We expect that international sales will continue to be a significant portion of our net revenue.  International sales may fluctuate due to various factors, including:

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

•              fluctuations in foreign currency exchange rates

•              compliance with applicable export licensing requirements

•              product safety and other certification requirements

•              difficulties in integrating foreign and outsourced operations

•              political and economic instability

Because we have customers located throughout the world, we have significant foreign receivables.  We may experience difficulties in collecting these amounts as a result of payment practices of certain foreign customers, the availability and reliability of foreign credit information, and potential difficulties in enforcing collection terms.

The European Community and European Free Trade Association (“EU”) has established certain electronic emission and product safety requirements (“CE”).  Although our products currently meet these requirements, failure to obtain either a CE certification or a waiver for any product may prevent us from marketing that product in Europe.  The EU also has directives concerning the Reduction of Hazardous Substances (“RoHS”) from which Data I/O is relying on an exemption for test and measurement companies.  China is implementing similar requirements.  Failure to meet applicable directives or qualifying exemptions may prevent us from marketing certain products in Europe or other territories with similar requirements.

We have subsidiaries in Germany, China, Hong Kong, Brazil, and Canada.  Our business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies.  Currency exchange fluctuations in these countries may adversely affect our investment in our subsidiaries.

If we are unable to protect our intellectual property, we may not be able to compete effectively or operate profitably.

Data I/O relies on patents, copyrights, trade secrets and trademarks to protect our intellectual property, as well as product development and marketing skill to establish and protect our market position.  We attempt to protect our rights in proprietary software products, including TaskLink, our intellectual property software, and other software products by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in our licenses, and by requiring our employees to execute non-disclosure agreements.

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

As a public company, we are subject to numerous governmental and stock exchange requirements, with which we believe we are in compliance.  The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet by the required deadlines or we may fall out of compliance with, such as the internal controls auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not yet required to comply as we are not an accelerated filer.  Data I/O assumes it will continue to have the status of a smaller reporting company based on the aggregate market value of the voting and non-voting shares held as of June 30, 2009.  During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act of 2002 for compliance with the requirements of Section 404.  We may also incur additional costs in order to comply with Section 404.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.  Our failure to meet regulatory requirements and exchange listing standards may result in actions such as: the delisting of our stock, impacting our stock’s liquidity; SEC enforcement actions; and securities claims and litigation.  Regulatory and other requirements related to climate change may impact certain of our customers which might impact the demand for certain of our products.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

On February 28, 2006, Data I/O entered into a termination agreement for the Redmond headquarters facility lease and entered into a five year lease agreement for a 40,000 square foot office space also located in Redmond, Washington.  The lease commenced and the move occurred during the third quarter of 2006.   The lease base annual rental payments during 2008 were approximately $556,000.  The new lease requires base annual rental payments of approximately $570,000 for 2009.  We also entered into a new lease agreement during the second quarter of 2009 for our offices in Shanghai, China and Hong Kong and in the third quarter of 2009 for our office in Germany

In addition to the Redmond facility, approximately 14,000 square feet is leased at three foreign locations, including our German sales, service and engineering operations located in Munich, Germany, and two sales, service, and engineering offices located in China.

Item 3.  Legal Proceedings

As of December 31, 2009, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

Item 4.  [Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows, for the periods indicated, the high and low price information for Data I/O’s Common Stock as reported by the NASDAQ Capital Market (NASDAQ symbol is DAIO).  The closing price was $4.46 on December 31, 2009.

	Period	High	Low

2009	Fourth Quarter	$4.48	$3.65
	Third Quarter	4.19	2.66
	Second Quarter	3.56	2.51
	First Quarter	3.04	1.89

2008	Fourth Quarter	$4.46	$1.87
	Third Quarter	6.90	3.00
	Second Quarter	6.16	4.25
	First Quarter	6.65	3.87

The approximate number of shareholders of record as of March 12, 2010 was 557.

Except for special cash dividend of $4.15 per share paid on March 8, 1989, Data I/O has not paid cash dividends on our Common Stock and does not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by Data I/O during the periods ended December 31, 2009 and December 31, 2008.

See Item 12 for the Equity Compensation Plan Information.

Share repurchase program

On December 16, 2008, Data I/O’s board of directors authorized a stock repurchase program of up to 1 million shares of common stock, effective January 5, 2009.  As of December 31, 2009 no shares have been repurchased under this program.

On January 27, 2010 Data I/O’s board of directors authorized a stock repurchase program of up to 1 million shares of common stock during 2010.  The shares may be purchased in the open market, by block purchases or in private transactions, based on prevailing market conditions and price limits.  The program may be suspended or discontinued at any time.  The shares repurchased will be available for re-issuance to satisfy employee stock plans and for other corporate purposes.  The board also approved entering into a Rule 10b5-1 trading plan, which allows Data I/O to repurchase our common stock in the open market during periods in which stock trading is otherwise closed for the company.  The discretionary repurchase provisions and the 10b5-1 provisions of the program became effective in March 2010.

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

OVERVIEW

We continued to focus on our primary goal of managing the business to achieve profitable operations, while developing, launching and enhancing products to drive revenue and earnings growth.  Our challenge continues to be operating in a cyclical and challenging industry environment.  We are continuing our efforts to balance business geography shifts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.  Tempering these efforts is the current economic uncertainty regarding the recovery in certain geographic and customer segments.

We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, and automated programming systems for the manufacturing environment.  We continue to focus on extending the capabilities and support for our FlashCORE architecture, and the ProLINE-RoadRunner, FLX, PS, and FlashPAK product lines.  Our applications innovation strategy provides complete solutions to target customer’s business problems.  These solutions generally have a larger software element, may involve third-party components, and in many cases, will be developed or customized to address the specific requirements of individual customers.  We believe by adding these features to our strategic product platforms, we will be able to set ourselves apart from other product suppliers and elevate our relationships with our customers to a partner level.

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless, automotive, industrial controls and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts and in newer areas, such as microcontrollers for the automotive market with our new ProLINE-RoadRunner XLF.  We have continued to expand our China operations to take advantage of the growth of manufacturing in China and to operate close to our customers.  We continue to address the effectiveness of our sales and marketing organization and sales channels by adding and changing channels during 2007, 2008 and 2009.  We recognized the need to diversify our customer base and are continuing to take steps to broaden our channels of distribution and representation to reach a greater number of customers.  This decision, in regard to our China sales operations, made at the end of the first quarter of 2007, included eliminating some China direct selling expenses and increasing the use of agents that have established relationships with desired customers.  We have also added additional sales channel management in Asia to drive sales and manage this important region.  We believe these changes helped us more rapidly grow our business in China and Asia during 2008 and convert some of our fixed selling expenses to variable.  In the second half of 2008 and early 2009 we have further focused on broadening our sales coverage in the Americas and have added additional sales representative channels, again expanding the use of a variable cost model.

On March 18, 2008, the Company completed the sale of selected patents and patent applications to Leannoux Properties AG L.L.C.  Net proceeds were approximately $3.3 million with a net gain of approximately $2.1 million.

BUSINESS RESTRUCTURING PROGRESS

During 2006 and 2007, restructuring activities were taken to reduce expenses and improve margins, as well as to lower our quarterly breakeven point and improve our operating results and the effectiveness of our sales and marketing organization and sales channels.  These actions included re-engineering some internal processes, integrating some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels.

As a result of the business downturn we were experiencing in the fourth quarter of 2008 and the uncertain business outlook, additional restructuring actions were taken to further reduce expenses.  This resulted in a restructuring charge of $535,000, primarily related to severance, during the fourth quarter and a total of $542,000 for the year.  We took additional actions in 2009 totaling $203,000 to flatten and streamline the organization, as well as reducing cost, by decreasing the size of our Board and abandoning a portion of our building space.  At December 31, 2009, $158,000 remains accrued and will be fully paid out by July 2011.

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

Data I/O believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition:  Sales of Data I/O’s semiconductor programming equipment are recognized at the time of shipment.  We have determined that our automated products have reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be considered a separate element.  These systems are standard products with published product specifications and are configurable with standard options.  The evidence that these systems could be accepted was based upon having standardized factory production of the units, results from batteries of tests of product performance to our published specifications, quality inspections and installation standardization, as well as past product operation validation with customers and the history provided by our installed base of products upon which the current versions were based.   When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the various elements and recognize revenue when the criteria for revenue recognition have been met for each element.  The amount of revenue recognized is affected by our judgments as to the collectability of the transaction or whether an arrangement includes multiple elements and if so, whether specific objective evidence of fair value exists for those elements.  The measure of standalone fair value of the product versus the service installation value component is determined by the amount Data I/O pays to independent representative service groups or the amount of additional discount given to independent distributors, to provide the service installation.  Changes to the elements in an arrangement and the ability to establish specific objective evidence for those elements could affect the timing of the revenue recognition.  These conditions could be subjective and actual results could vary from the estimated outcome.

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

We establish a reserve for sales returns based on historical trends in product returns and estimates for new items.  Data I/O has a stated return policy that customers can return standard products for any reason within 30 days after delivery provided that the returned product is received in its original condition, including all packaging materials, for a refund of the price paid less a restocking charge of 30% of the total amount invoiced for the product returned, unless such restocking charge is waived in writing by Data I/O.  For us to recognize revenue, the price is fixed or determinable at the date of the sale, the buyer has paid or is obligated to pay and the obligation is not contingent on resale of the product, the buyer’s obligation would not be changed in the event of theft, physical destruction or damage to the product, the buyer acquiring the product for resale has economic substance apart from Data I/O and we have  no contractual obligations for future performance to directly bring about the resale of the product by the buyer.

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

Inventory: Inventories are stated at the lower of cost or market.  Adjustments are made to standard cost, which approximates cost on a first-in, first-out basis.  We estimate reductions to inventory for obsolete, slow-moving, excess and non-salable inventory by reviewing current transactions and forecasted product demand.  We evaluate our inventories on an item by item basis and record inventory adjustments accordingly.  If there is a significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, Data I/O may be required to increase our inventory adjustments and our gross margin could be adversely affected.

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

Share-based Compensation:  We accounted for share-based awards made to our employees and directors, including employee stock option awards and restricted and performance share awards, using the estimated grant date fair value method of accounting.  We estimate the fair value using the Black-Scholes valuation model, which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock.  Changes in the subjective assumptions required in the valuation model may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.  Beginning in the second quarter of 2006, restricted stock awards were granted.  Employee Stock Purchase Plan (“ESPP) shares were issued under provisions that do not require us to record any equity compensation expense.

Results of Operations

Net Sales

(in thousands)
Net sales by product line:	2009	Change	2008
Automated programming systems	$11,249	(33.1%)	$16,822
Non-automated programming systems	7,300	(32.3%)	10,775
Totals	$18,549	(32.8%)	$27,597

Net sales by location:
United States	$2,268	(44.3%)	$4,070
% of total	12.2%		14.7%
International	$16,281	(30.8%)	$23,527
% of total	87.8%		85.3%

For the year ended December 31, 2009 compared to the same period of 2008, sales decreased by approximately $9.0 million or 32.8% for the year.  The decrease stems from the general industry downturn that we began experiencing in the fourth quarter of 2008 that worsened in the first half of 2009 and then began to recover during the second half of 2009.  We experienced lower revenues for each of our product families and for each of our sales geographies.   Automated systems other than the ProLINE RoadRunner, which only declined 16%, had the largest sales declines.  Automotive and programming center-related business was very weak.  Wireless smart phone-related business was our strongest customer segment and was the first segment to adopt our new FlashCORE III technology.  For non-automated systems, our legacy Unifamily and Sprint systems, with mixed engineering and manufacturing use, declined 25% compared to the FlashPAK family, primarily manual manufacturing use systems used in Asia, which declined 38%.

International sales for the year ended 2009 were 87.8% of sales and decreased by approximately 30.8% compared to the same period in 2008.  By geographic region, sales in Asia decreased 38%, Europe decreased 32% and Americas decreased 30%.  Our backlog was $1.9 million on December 31, 2009 compared to $2.0 million on December 31, 2008.

During 2009, our development team integrated the FlashCORE III into our PS, ProLINE-RoadRunner, FLX, and FlashPAK system families.  We expect FlashCORE III to be an important driver of business as it is focused on programming the latest high density flash devices.  It also gives us an opportunity to replace or upgrade our installed base of systems for customers using these newer devices.  During 2010, we plan to introduce additional new product solutions and product enhancements.  Early in 2009, we completed the addition of new independent sales representatives to improve our United States territory coverage.  During the year we have trained these new channels and are seeing that they are coming up to speed on our products and the ability to find new customer prospects.  While economic uncertainty still is present, we believe that the forecast growth in the generally related semiconductor equipment industry, as well as expectations for a recovery in capital equipment spending, bodes well for growing demand for our systems during the coming year.

Gross Margin

(in thousands)	2009	Change	2008
Gross margin	$9,961	(38.6%)	$16,233
Percentage of net sales	53.7%		58.8%

Gross margins decreased by approximately $6.3 million for the year ended December 31, 2009.  Gross margin as a percentage of sales in 2009 was 53.7 percent, compared with 58.8 percent in 2008.  This gross margin percentage decline compared to 2008 was primarily due to the impact of decreased sales volume relative to fixed operating costs as well as the labor application variance effect resulting from declining inventory levels during the year combined with lower production levels.  The labor rate and application variance for 2009 compared to 2008 was unfavorable by $310,000.  The standard cost changes variances for 2009 compared to 2008 was unfavorable by $187,000.  .  Partially offsetting these were favorable variances for 2009 compared to 2008 for warranty of $170,000 and freight of $172,000 caused primarily by lower sales volumes in 2009.  Also offsetting the margin percentage decline were improved direct materials margins due to product mix with lower margin products having the largest sales declines, as well as cost improvements in our PS and RoadRunner product lines.

Research and Development

(in thousands)	2009	Change	2008
Research and development	$4,128	(7.5%)	$4,464
Percentage of net sales	22.3%		16.2%

Research and development (“R&D”) spending for the year ended December 31, 2009 compared to the same period in 2008, decreased by approximately $336,000 due to the restructure actions and re-engineering of internal processes, including shifts of engineering work to our China based operations.  R&D spending as a percentage of sales increased, however, due to the decreased revenue for the year.  Data I/O’s R&D objectives continue to focus on platform enhancements and application engineering development on the FLX500, PS, ProLINE-RoadRunner and FlashPAK and our FlashCORE programmer architecture.

Our R&D spending also fluctuates based on the number and the development stage of projects.  New products introduced in 2009 include FlashCORE III, our new programming architecture; PS 388, a new member of the PS family of automated programming systems, incorporating FlashCORE III; FlashPAK III; and FlashCORE III upgrades to our other automated systems.

We believe it is essential to invest in R&D to significantly enhance our existing products and to create new products as markets develop and technologies change.  In addition to product development, a significant part of R&D spending is on creating software and support for new devices introduced by the semiconductor companies.  We are focusing our R&D efforts on strategic growth markets, namely new programming technology and automated programming systems for the manufacturing environment; particularly extending the capabilities and support for our FlashCORE programmer architecture and automated handling solutions.

Selling, General and Administrative

(in thousands)	2009	Change	2008
Selling, general and administrative	$6,489	(19.9%)	$8,106
Percentage of net sales	35.0%		29.4%

Selling, general and administrative (“SG&A”) expenses for the year ending December 31, 2009, compared to the same period in 2008, decreased approximately $1,617,000.  The expense reduction was due primarily to a decrease of approximately $860,000 in net personnel costs and other restructure-related savings; lower bonus expense of $350,000 compared to 2008 bonus incentive compensation of $580,000; as well as expense reductions in depreciation, travel, marketing, facilities, investor relations, employee benefits and selling commissions.  For 2010, we expect that the sales representatives we added in 2009 will help drive sales growth as they become more familiar with our products.  This is expected to add to variable cost selling commissions for the additional sales that they generate.

Interest

(in thousands)	2009	Change	2008
Interest income	$51	(66.7%)	$153
Interest expense	($20)	(33.3%)	($30)

Interest income decreased by $102,000 for the twelve month period ending December 31, 2009 compared to the same period in 2008 due to lower yields on investments, despite the higher cash balance.  Interest expense decreased for the twelve month period ending December 31, 2009 compared to the same period in 2008 due to lower balances on the equipment capital lease.

Income Taxes

(in thousands)	2009	2008
Income tax (expense) benefit	($194)	($79)

Income tax expense for 2009 relates to foreign and state income taxes.  For 2008, income tax expense was related to federal alternative minimum tax as well as foreign and state income taxes.

For financial reporting purposes, Data I/O established tax valuation reserves against our deferred tax assets because of the uncertainty relating to the realization of such asset values.  We had valuation allowances of $9.3 million and $8.7 million at December 31, 2009 and 2008, respectively.  Given the uncertainty created by our past loss history, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Inflation and changes in Foreign currency exchange rates

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates of exchange during the year.  We recognized foreign currency transaction gains and (losses) of $176,000 and ($153,000) in 2009 and 2008, respectively.  The transaction gains or losses resulted primarily from translation adjustments to  foreign inter-company accounts; sales by our German subsidiary to certain customers, which were invoiced in US dollars; and unhedged Brazilian currency balances.  At times, we hedge some of our foreign currency exposure on sales of inventory to our foreign subsidiaries through the use of foreign currency exchange contracts.

Financial Condition

Liquidity and Capital Resources

(in thousands)	2009	Change	2008
Working capital	$18,736	$21	$18,715

At December 31, 2009, Data I/O’s principal sources of liquidity consisted of existing cash and cash equivalents.  Our working capital increased by $21,000 and our current ratio increased from 4.3 in 2008 to 5.2 in 2009.

For the year ended December 31, 2009, our cash and cash equivalents increased by $2.3 million primarily due to cash received from operating activities totaling approximately $2.8 million.  Cash received from operations primarily included collection of customer accounts receivable and reduction of inventory offset by the net loss for the year of ($811,000), which includes non cash depreciation and amortization of approximately $1.0 million.

We used approximately $569,000 of cash from investing activities during the year ended December 31, 2009 to purchase property, plant and equipment.  We expect that we will continue to make capital expenditures to support our business and anticipate that present working capital will be sufficient to meet our operating requirements.  Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, we require substantial working capital to fund our operations.  Over the last several years, we restructured our operations to lower our costs and operating expenditures in certain geographic regions and to lower the level of revenue required for our net income breakeven point, to preserve our cash position and to focus on profitable operations.  Offsetting these actions are our investments in expanded operations in China, equipment, and hiring new key personnel.  Given our strong cash position of $15.6 million as of December 31, 2009, we believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least December 31, 2010.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.  Given the current economic climate, additional financing may be extremely difficult to obtain.

Long-term debt

(in thousands)	2009	Change	2008
Long-term debt	$90	($129)	$219

During the third quarter of 2006, the Company entered into a five year capital lease agreement in the amount of $591,145.  The lease was used to fund new equipment and installation associated with our move to the new facility in July of 2006.

OFF-balance sheet arrangements

Except as noted in Note 8, “Operating Lease and Other Commitments,” Data I/O had no off-balance sheet arrangements.

Share repurchase program

On December 16, 2008, Data I/O’s board of directors authorized a stock repurchase program of up to 1 million shares of common stock, effective January 5, 2009.  As of December 31, 2009 no shares have been repurchased under this program.

On January 27, 2010 Data I/O’s board of directors authorized a stock repurchase program of up to 1 million shares of common stock during 2010.  The shares may be purchased in the open market, by block purchases or in private transactions, based on prevailing market conditions and price limits.  The program may be suspended or discontinued at any time.  The shares repurchased will be available for re-issuance to satisfy employee stock plans and for other corporate purposes.  The board also approved entering into a Rule 10b5-1 trading plan for this 2010 stock repurchase program, which allows Data I/O to repurchase our common stock in the open market during periods in which stock trading is otherwise closed for the company.  The discretionary repurchase provisions and the 10b5-1 provisions of the program became effective in March 2010.

Share holder Rights Plan

Data I/O’s Shareholder Rights Plan dated April 4, 1998 was scheduled to expire on April 4, 2008.  Data I/O’s Board of Directors amended and extended the Shareholder Rights Plan for an additional 10-year term on April 3, 2008.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued a new guidance on the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit.  The new guidance which is now part of ASC 605 “Revenue Recognition” establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  This standard also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  In addition, this standard significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  However, early adoption is permitted with accompanying application requirements.  We are currently evaluating the potential impact of this standard on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”. SFAS No. 168 replaces SFAS No. 162, and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”).  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification, which modifies structure hierarchy and referencing of financial standards, was effective on a prospective basis for interim and annual financial periods ending after September 15, 2009.  The Codification is not intended to change or alter existing U.S. GAAP, and did not have a material impact on the Company’s consolidated financial statements other than to change references to accounting standards.

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855 “Subsequent Events”, establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of the guidance did not have an impact on the Company’s consolidated financial statement disclosures.

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities.  The new guidance, which is now part of ASC 815 “Derivatives and Hedging Activities”, is intended to improve financial reporting with respect to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of these instruments and activities on an entity’s financial position, financial performance and cash flows.  The revised guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Our adoption of the revised guidance effective January 2009 did not have a material impact on our consolidated financial statement disclosures.

In December 2007, the FASB issued revised guidance for the accounting for business combinations.  The revised guidance, which is now part of ASC 805 “Business Combinations”, requires the acquiring entity in a business combination to recognize, at full fair value, all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquiring entity to disclose information needed to evaluate and understand the nature and financial effect of the business combination.  The revised guidance also changes the accounting for contingent consideration, in process research and development, and restructuring costs.  In addition, changes in uncertain tax positions or valuation allowances for deferred tax assets acquired in a business combination are recognized as adjustments to income tax expense or contributed capital, as appropriate.  The revised guidance is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively.  We will prospectively apply the revised guidance to all business combinations occurring after January 2009.  We did not enter into any business combinations during 2009.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

See pages 26 through 44.

report of Independent REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Data I/O Corporation

We have audited the accompanying consolidated balance sheets of Data I/O Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009.  Our audits of the basic consolidated financial statements included the consolidated financial statement schedule (Schedule II).  These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Data I/O Corporation and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

//S//GRANT THORNTON LLP
Seattle, Washington
March 30, 2010

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31,	2009	2008
(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,642	$13,304
Trade accounts receivable, net of allowance for
doubtful accounts of $171 and $142	3,192	5,659
Inventories	3,947	5,039
Other current assets	434	408
TOTAL CURRENT ASSETS	23,215	24,410

Property, plant and equipment – net	1,819	2,290
Other assets	102	111
TOTAL ASSETS	$25,136	$26,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$970	$1,005
Accrued compensation	1,010	1,476
Deferred revenue	1,462	1,541
Other accrued liabilities	714	1,100
Accrued costs of business restructuring	100	389
Income taxes payable	91	59
Current portion long-term debt	132	125
TOTAL CURRENT LIABILITIES	4,479	5,695

Long-term other payables	69	57
Long-term debt	90	219

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	–	–
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,955,354
and 8,869,245 shares	21,758	21,331
Accumulated deficit	(2,112)	(1,301)
Accumulated other comprehensive income	852	810
TOTAL STOCKHOLDERS’ EQUITY	20,498	20,840
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,136	$26,811

See notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2009	2008
(in thousands, except share data)
Net Sales	$18,549	$27,597
Cost of goods sold	8,588	11,364
Gross margin	9,961	16,233
Operating expenses:
Research and development	4,128	4,464
Selling, general and administrative	6,489	8,106
Provision for business restructuring	203	542
Total operating expenses	10,820	13,112
Gain on sale of assets	35	2,116

Operating income (loss)	(824)	5,237
Non-operating income (expense):
Interest income	51	153
Interest expense	(20)	(30)
Foreign currency transaction gain (loss)	176	(153)
Total non-operating income (loss)	207	(30)
Income (loss) before income taxes	(617)	5,207
Income tax (expense) benefit	(194)	(79)
Net income (loss)	$(811)	$5,128

Basic earnings (loss) per share	$(0.09)	$0.58
Diluted earnings (loss) per share	$(0.09)	$0.57
Weighted-average basic shares	8,917	8,822
Weighted-average diluted shares	8,917	9,053

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2009	2008
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(811)	$5,128
Adjustments to reconcile income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	1,011	1,017
Gain on sale of assets	(35)	(2,116)
Equipment transferred to cost of goods sold	13	398
Share-based compensation	312	401
Net change in:
Trade accounts receivable	2,491	(467)
Inventories	1,117	(78)
Other current assets	(17)	(96)
Accrued cost of business restructuring	(231)	381
Accounts payable and accrued liabilities	(874)	245
Deferred revenue	(140)	(174)
Deposits and other long-term assets	(1)	(1)
Net cash provided by (used in) operating activities	2,835	4,638
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(611)	(1,677)
Net proceeds from sale of assets	42	2,116
Cash provided by (used in) investing activities	(569)	439
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	115	206
Payment of capital lease obligation	(121)	(112)
Cash provided by (used in) financing activities	(6)	94
Increase (decrease) in cash and cash equivalents	2,260	5,171

Effects of exchange rate changes on cash	78	496
Cash and cash equivalents at beginning of year	13,304	7,637
Cash and cash equivalents at end of year	$15,642	$13,304
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$23	$32
Income taxes	$165	$23

See notes to consolidated financial statements.

DATA I/O CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated
			Retained	Other	Total
	Common Stock		Earnings	Comprehensive	Stockholders’
	Shares	Amount	(Deficit)	Income (Loss)	Equity
(in thousands, except share data)
Balance at December 31, 2007	8,765,767	$20,724	($6,429)	$791	$15,086
Stock options exercised	96,240	194			194
Stock awards issued net of tax withholding	3,607	(7)			(7)
Issuance of stock through
Employee Stock Purchase Plan	3,631	19			19
Share-based compensation		401			401
Comprehensive income:
Net income			5,128		5,128
Translation adjustment				19	19
Total comprehensive income					5,147
Balance at December 31, 2008	8,869,245	$21,331	($1,301)	$810	$20,840
Stock options exercised	74,305	95			95
Stock awards issued net of tax withholding	5,065	-			-
Issuance of stock through
Employee Stock Purchase Plan	7,270	20			20
Share-based compensation		312			312
Comprehensive income (loss):
Net income (loss)			(811)		(811)
Translation adjustment				42	42
Total comprehensive income (loss)					(769)
Balance at December 31, 2009	8,955,885	$21,758	($2,112)	$852	$20,498

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Data I/O Corporation (“Data I/O”) designs, manufactures, and sells programming systems used by designers and manufacturers of electronic products.  Our programming system products are used to program integrated circuits (“ICs” or “devices” or “semiconductors”) with the specific unique data necessary for the ICs contained in various products, and are an important tool for the electronics industry experiencing growing use of programmable ICs.  Customers for our programming system products are located around the world, primarily in the United States, Europe and the Far East.  Our manufacturing operations are currently located in the United States, with most of our FlashCORE adapters manufactured in China.  An outside supplier located in Germany currently manufactures our Sprint non-automated programming systems.

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

Fair Value of Financial Instruments

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature.  These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities, and capital lease obligations..

Accounts Receivable

The majority of Data I/O’s accounts receivable are due from companies in the electronics manufacturing industries.  Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts receivable are typically due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts receivable outstanding longer than the contractual payment terms are considered past due.  Data I/O determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the industry and geographic payment practices involved, Data I/O’s previous bad debt experience, the customer’s current ability to pay their obligation to Data I/O, and the condition of the general economy and the industry as a whole.  Data I/O writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  Interest may be accrued, at the discretion of management and according to our standard sales terms, beginning on the day after the due date of the receivable.  However, interest income is subsequently recognized on these accounts either to the extent cash is received, or when the future collection of interest and the receivable balance is considered probable by management.

Inventories

Inventories are stated at the lower of cost or market with cost being the currently adjusted standard cost, which approximates cost on a first-in, first-out basis.  We estimate changes to inventory for obsolete, slow-moving, excess and non-salable inventory by reviewing current transactions and forecasted product demand.  We evaluate our inventories on an item by item basis and record   an adjustment (lower of cost or market) accordingly.  See Note 5.

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

Long-lived assets are evaluated on an annual basis for impairment.  Based on this evaluation, no impairment was noted for the years ended December 31, 2009 and 2008.

Intangible Assets

Intangible assets include capitalized costs, technical and product rights, patent, trademarks, and other intellectual property.  Intangible assets are stated at cost and amortized to operations over their estimated useful lives or statutory lives, whichever is shorter.  Capitalized intangible assets are included in other long term assets on the balance sheet.  We evaluate our intangible assets for impairments whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a fair value approach.  No such impairment was recognized for the years ended December 31, 2009 and 2008.

Income Taxes

Federal and state income taxes are computed at current enacted tax rates, less tax credits using the asset and liability method.  Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities.  Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, and any changes in the valuation allowance caused by a change in judgment about the realizability of the related deferred tax assets.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

Share-Based Compensation

All stock-based compensation awards are measured based on estimated fair values on the date of grant and recognized as compensation expense on the straight-line single-option method.  Our share-based compensation is reduced for estimated forfeitures at the time of grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.

Revenue Recognition

Data I/O recognizes revenue at the time the product is shipped.  We have determined that our programming equipment has reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be considered a separate element.  These systems are standard products with published product specifications and are configurable with standard options.  The evidence that these systems could be deemed as accepted was based upon having standardized factory production of the units, results from batteries of tests of product performance to our published specifications, quality inspections and installation standardization, as well as past product operation validation with the customer and the history provided by our installed base of products upon which the current versions were based.   When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element according to U.S. GAAP.  The amount of revenue recognized is affected by our judgments as to the collectability of the transaction or whether an arrangement includes multiple elements and if so, whether specific objective evidence of fair value exists for those elements.  The measure of standalone fair value of the product versus the service installation value component is by the amount the Company pays to independent representative service groups or the amount of additional discount given to independent distributors to provide the service installation (published price).

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

We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period, which is typically one year.  We establish a reserve for sales returns based on historical trends in product returns and estimates for new items.  We have a stated return policy that customers can return standard products for any reason within 30 days after delivery provided that the returned product is received in its original condition, including all packaging materials, for a refund of the price paid less a restocking charge of 30% of the total amount invoiced for the product returned, unless such restocking charge is waived in writing by us.  We recognize revenue when, the price is fixed or determinable, the buyer has paid or is obligated to pay and the obligation is not contingent on resale of the product the buyer’s obligation would not be changed in the event of theft, physical destruction or damage to the product, the buyer acquiring the product for resale has economic substance apart from the Company and we  do not have significant obligations for future performance to directly bring about the resale of the product by the buyer.

Sales were recorded net of actual sales returns and changes to the associated sales return reserve accrual.  Sales return reserves were $102,000 and $197,000 at December 31, 2009 and 2008, respectively.

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

Advertising Expense

Data I/O expenses advertising costs as incurred.  Total advertising expenses were approximately $36,000 and $116,000 in 2009 and 2008, respectively.

Warranty Expense

Data I/O records a liability for an estimate of costs that it expects to incur under our basic limited warranty when product revenue is recognized.  Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim.  Data I/O normally warrants our products against defects for periods ranging from ninety days to one year.  We provide for the estimated cost that may be incurred under our product warranties and periodically assess the adequacy of our warranty liability based on changes in the above factors.  Data I/O records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts.  Service costs are expensed as incurred.

Earnings (Loss) Per Share

Basic earnings (loss) per share exclude any dilutive effects of stock options.  Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period.  The common stock equivalent shares from equity awards used in calculating diluted earnings per share were 0 and 231,974 for the years ended December 31, 2009 and 2008 respectively.  Options to purchase 739,777 and 820,645 shares of common stock were outstanding as of December 31, 2009 and 2008, respectively, but were excluded from the computation of diluted EPS for the period then ended because the options were anti-dilutive.

Diversification of Credit Risk

Financial instruments, which potentially subject Data I/O to concentrations of credit risk, consist primarily of trade receivables.  Data I/O maintains cash balances in financial institutions, which at times may exceed federally insured limits.  We have not experienced any losses in such accounts and believe we are not exposed to any significant credit risk on cash and cash equivalents.  Our trade receivables are geographically dispersed and include customers in many different industries.  At December 31, 2009 the combined subsidiaries accounts receivable of one customer, Flextronics, represented 23.2% of our total consolidated accounts receivable balance and there were no other customers that represented 10% or more.  As of December 31, 2008, the combined subsidiaries accounts receivable of Flextronics represented 13.3% of our total consolidated accounts receivable balance and there were no other customers that represented 10% or more.  We believe that risk of loss is significantly reduced due to the diversity of our end-customers and geographic sales areas.  We perform on-going credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, or prepayment whenever deemed necessary.

Derivatives

Data I/O accounts for derivative instruments and hedging activities under ASC 815 “Derivatives and Hedging Activities.”  These standards require recognition of derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value.

In 2008 and 2009 Data I/O utilized forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks in situations where natural hedging strategies cannot be effectively employed.  All of our hedging instruments are fair value hedges.  Generally, these contracts have maturities less than one year and require us to exchange foreign currencies for U.S. dollars at maturity.  At December 31, 2008, we had a notional value of approximately $424,000 with an estimated fair value gain (loss) on the open hedge contracts of approximately ($9,000), which is included in 2008 accounts payable on the balance sheet.  Periodic changes in fair value are recorded in other income in the statement of operations.  The amount of transaction gain or (loss) in other income in 2009 and 2008 was $176,000 and ($153,000), respectively.  As of December 31, 2009 we had closed out all hedges and had no foreign exchange contracts outstanding.

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

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued a new guidance on the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (“deliverables”) separately rather than as a combined unit.  The new guidance which is now part of ASC 605 “Revenue Recognition” establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates.  This standard also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method.  In addition, this standard significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements.  This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  However, early adoption is permitted with accompanying application requirements.  We did not early adopt and are currently evaluating the potential impact of this standard on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162”.  SFAS No. 168 replaces SFAS No. 162, and establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”).  The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative.  The Codification, which modifies structure hierarchy and referencing of financial standards, was effective on a prospective basis for interim and annual financial periods ending after September 15, 2009.  The Codification is not intended to change or alter existing U.S. GAAP, and did not have a material impact on the Company’s consolidated financial statements other than to change references to accounting standards.

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance, which is now part of ASC 855 “Subsequent Events”, establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of the guidance did not have an impact on the Company’s consolidated financial statement disclosures.

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities.  The new guidance, which is now part of ASC 815 “Derivatives and Hedging Activities”, is intended to improve financial reporting with respect to derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand the effects of these instruments and activities on an entity’s financial position, financial performance and cash flows.  The revised guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Our adoption of the revised guidance effective January 2009 did not have a material impact on our consolidated financial statement disclosures.

In December 2007, the FASB issued revised guidance for the accounting for business combinations.  The revised guidance, which is now part of ASC 805 “Business Combinations”, requires the acquiring entity in a business combination to recognize, at full fair value, all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquiring entity to disclose information needed to evaluate and understand the nature and financial effect of the business combination.  The revised guidance also changes the accounting for contingent consideration, in process research and development, and restructuring costs.  In addition, changes in uncertain tax positions or valuation allowances for deferred tax assets acquired in a business combination are recognized as adjustments to income tax expense or contributed capital, as appropriate.  The revised guidance is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively.  We will prospectively apply the revised guidance to all business combinations occurring after January 2009.  We did not enter into any business combinations during 2009.

NOTE 2 – CLASSIFICATIONS

Certain prior periods’ balances have been reclassified to conform to the presentation used in the current period.

NOTE 3 – PROVISION FOR BUSINESS RESTRUCTURING

During 2006 and 2007, restructuring activities were taken to reduce expenses and improve margins, as well as to lower our quarterly breakeven point and improve our operating results and the effectiveness of our sales and marketing organization and sales channels.  These actions included re-engineering some internal processes, integrating some activities, transferring some activities to our lower cost base of operations in China, reducing resources applied to declining legacy products, moving some engineering positions to production, reducing the number of taxable entities, outsourcing some functions such as payroll, combining some positions, eliminating some functions, and shifting some responsibilities and resources to our channels.

As a result of the business down turn we were experiencing in the fourth quarter of 2008 and the uncertain business outlook, additional restructuring actions were taken to further reduce expenses.  This resulted in a restructuring charge of $535,000, primarily related to severance, during the fourth quarter and total of $542,000 for the year.  We took additional actions in 2009 totaling $203,000 to flatten and streamline the organization as well as reduce cost by decreasing the size of our Board and abandoning a portion of our building space.  At December 31, 2009, $158,000 remains accrued and will be fully paid out by July 2011.

An analysis of the restructuring is as follows (in thousands):

Description	Reserve Balance at 12/31/2007	2008 Expenses	2008 Payments/ Write-offs	Reserve Balance at 12/31/2008	2009 Expenses	2009 Payments/ Write-offs	Reserve Balance at 12/31/2009
Downsizing US Operations:
Employee severance	$-	$162	$82	$80	$34	$114	$-
Facility & other costs	-	18	11	7	208	57	158
Downsizing foreign operations:
Employee severance	5	347	63	289	(67)	222	-
Facility & other costs	2	15	4	13	28	41	-
Total	$7	$542	$160	$389	$203	$434	$158

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Receivables consist of the following (in thousands):

	Dec. 31,	Dec. 31,
	2009	2008
Trade accounts receivable	$3,363	$5,801
Less allowance for doubtful receivables	171	142
Trade accounts receivable, net	$3,192	$5,659

Changes in Data I/O’s allowance for doubtful accounts are as follows (in thousands):

	Dec. 31,	Dec. 31,
	2009	2008
Beginning balance	$142	$130
Bad debt expense (reversal)	42	36
Accounts written-off	(18)	(24)
Recoveries	5	-
Ending balance	$171	$142

NOTE 5 – INVENTORIES

Net inventories consisted of the following components (in thousands):

	Dec. 31,	Dec. 31,
	2009	2008
Raw material	$2,007	$2,631
Work-in-process	979	1,155
Finished goods	961	1,253
Inventories	$3,947	$5,039

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following (in thousands):

	Dec. 31,	Dec. 31,
	2009	2008
Leasehold improvements	$393	$393
Equipment	8,184	8,931
	8,577	9,324
Less accumulated depreciation	6,758	7,034
Property, plant and equipment, net	$1,819	$2,290

Total depreciation recorded for 2009 and 2008 was $1,055,000 and $832,000 respectively.

NOTE 7 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components (in thousands):

	Dec. 31,	Dec. 31,
	2009	2008
Product warranty	$291	$400
Sales return	102	197
Deferred rent	118	156
Other taxes	94	186
Other	109	161
Other accrued liabilities	$714	$1,100

The changes in Data I/O’s product warranty are as follows (in thousands):

	Dec. 31, 2009	Dec. 31, 2008

Liability, beginning of year	$400	$401
Net expenses	583	717
Warranty claims	(583)	(719)
Accrual revisions	(109)	1
Liability, end of year	$291	$400

NOTE 8 – OPERATING LEASE AND OTHER COMMITMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At December 31, 2009, the purchase and other obligations totaled $889,500 all of which are 2010 commitments.  Any amounts reflected on the balance sheet as accounts payable, accrued liabilities, and notes payable are excluded from the below table.  Data I/O has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31, (in thousands):

Operating
leases

2010	$1,176
2011	690
2012	141
2013	111
2014 and thereafter	138
Total	$2,256

Lease and rental expense was $1,142,000 and $1,209,000 in 2009 and 2008, respectively.  Rent expense is recorded on a straight line basis, over the term of the lease, for leases that contain fixed escalation clauses.  Data I/O has renewal options on substantially all of our major leases.  Data I/O entered into a headquarters facility lease for a five year period for an approximately 40,000 square foot office space located in Redmond, Washington and it commenced during the third quarter of 2006.  We also entered into a new lease agreement during the second quarter of 2009 for our offices in Shanghai, China.  During the third quarter of 2009, we entered into new lease agreements for our offices in Hong Kong, China and Berlin, Germany.

NOTE 9 – CONTINGENCIES

As of December 31, 2009, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

NOTE 10 – STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2009, there were 924,410 shares of Common Stock reserved for issuance of which 487,552 shares are available for future grant under Data I/O’s 2000 Stock Compensation Incentive Plan (“2000 Plan”).  Pursuant to this 2000 Plan, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years.  Options granted under the plans have a maximum term of six years from the date of grant.  Stock awards may also be granted under the 2000 Plan.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, eligible employees may purchase shares of Data I/O’s Common Stock at six-month intervals at 95% of the fair market value on the last day of each six-month period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period.  During 2009 and 2008, a total of 7,270 and 3,631 shares, respectively, were purchased under the plan at average prices of $2.68 and $5.35 per share, respectively.  At December 31, 2009, a total of 88,212 shares were reserved for future issuance.  The 5% discount allowed under the ESPP is not considered compensatory under authoritative guidance from the FASB.

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

Director Fee Plan

Data I/O has a Director Fee Plan, not currently in use, which had provided for payment to directors who are not employees of Data I/O Corporation by delivery of shares of Data I/O’s Common Stock.  No shares were issued from the plan for 2009 or 2008 board service and 151,332 shares remain available in the plan as of December 31, 2009.

Retirement Savings Plan

Data I/O has a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  Under the plan, participating U.S. employees may defer their pre-tax salary, subject to IRS limitations.  In fiscal years 2009 and 2008, Data I/O contributed one dollar for each dollar contributed by a participant, with a maximum contribution of 4% of a participant’s earnings.  Data I/O’s matching contribution expense for the savings plan was approximately $176,000 and $145,000 in 2009 and 2008, respectively.

Share Repurchase Program

On December 16, 2008, Data I/O’s board of directors authorized a stock repurchase program of up to 1 million shares of common stock.   As of December 31, 2009, no shares had been purchased under the program.

On January 27, 2010, Data I/O’s board of directors authorized a stock repurchase program of up to 1 million shares of common stock for 2010.  The shares will be purchased in the open market, by block purchases or in private transactions, based on prevailing market conditions and price limits.  The program may be suspended or discontinued at any time.  The shares repurchased will be available for re-issuance to satisfy employee stock plans and for other corporate purposes.  The board also approved entering into a Rule 10b5-1 trading plan for this 2010 stock repurchase program, which allows the company to repurchase the company’s common stock in the open market during periods in which stock trading is otherwise closed for the company.  The discretionary repurchase provisions and the 10b5-1 provisions of the program became effective starting in March, 2010.

NOTE 11– SHARE-BASED COMPENSATION

Effective January 1, 2006, the Company adopted a new accounting standard promulgated by the Financial Accounting Standards Board (FASB) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options, stock awards and employee stock purchases made under our Employee Stock Purchase Plan (“ESPP”) during 2006.

Data I/O adopted this standard using the modified prospective method beginning January 1, 2006.  Accordingly, during the years ended December 31, 2009, 2008, and 2007, we recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under the standard were in effect for expense recognition purposes adjusted for estimated forfeitures.  For share-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method required under the standard.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.  This supersedes the Company’s previous accounting methodology, under which, following authoritative FASB guidance, the Company did not recognize compensation expense.

The impact on our results of operations of recording share-based compensation for the year ended December 31, 2009 and 2008 was as follows (in thousands):

	Year Ended Dec. 31, 2009	Year Ended Dec. 31, 2008
Costs of goods sold	$24	$24
Research and development	27	50
Selling, general and administrative	261	327
Total share-based compensation expense	$312	$401

Impact on net income (loss) per share:
Basic and diluted	$0.04	$0.04

Approximately $6,000 and $6,660 of share-based compensation was capitalized within inventory for the year ended December 31, 2009 and 2008, respectively.

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

	Employee Stock		Employee Stock
	Options		Purchase Plan
	2009	2008	2009	2008
Risk-free interest rates	2.42%	3.08%	N/A	N/A
Volatility factors	0.61	0.54	N/A	N/A
Expected life of the option	4.0	4.7	N/A	N/A
in years
Expected dividend yield	None	None	N/A	N/A

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

The weighted average grant date fair value of options granted under our stock option plans for the twelve month period ending December 31, 2009 and 2008 was $1.50 and $2.85, respectively

The following table summarizes stock option activity under our stock option plans for the twelve months ended December 31:

	Dec. 31, 2009		Dec. 31, 2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price
Outstanding at beginning of year	904,231	$3.58	855,925	$2.90
Granted	185,500	3.09	187,000	5.91
Exercised	(144,251)	2.09	(102,007)	2.19
Cancelled, expired or forfeited	(208,172)	3.97	(36,687)	3.53
Outstanding – end of year	737,308	$3.63	904,231	$3.58
Vested or expected to vest at the end of the period	683,552	$3.62	850,793	$3.48
Exercisable at end of year	458,748	$3.43	602,483	$2.98

The stock options outstanding and exercisable for equity share-based payment awards under our stock option plans as of December 31, 2009 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted – Average Remaining Contractual Life in Years	Weighted – Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted – Average Exercise Price	Aggregate Intrinsic Value
$2.49 - $2.77	147,748	1.33	$2.54		146,123	$2.54
$2.93 - $3.05	85,998	0.47	2.93		85,811	2.93
$3.07 - $3.07	175,437	5.37	3.07		21,687	3.07
$3.24 - $3.88	191,625	3.03	3.77		149,033	3.79
$3.94 - $5.98	136,500	4.33	5.78		56,094	5.75
	737,308	3.19	$3.63	$796,649	458,748	$3.43	$545,369

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company closing stock price of $4.46 at December 31, 2009, which would have been received by award holders had all award holders exercised their stock options that were in-the-money as of that date.  The aggregate intrinsic value of awards exercised during the twelve month period ended December 31, 2009 was $439,174.

Restricted stock award including performance-based stock award activity under our share-based compensation plan was as follows:

	Dec. 31, 2009		Dec. 31, 2008
		Weighted -		Weighted -
		Average		Average
		Grant Date		Grant Date
	Awards	Fair Value	Awards	Fair Value
Outstanding at beginning of year	22,323	$4.93	23,986	$3.80
Granted	10,200	3.07	13,200	5.98
Vested	(6,801)	4.70	(4,843)	3.78
Cancelled	(1,011)	4.30	(10,020)	4.15
Outstanding at end of year	24,711	$4.23	22,323	$4.93

As of December 31, 2009 and 2008, there were $571,716 and $684,834, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans.  That cost is expected to be recognized over a weighted average period of 2.81 and 2.53 years as of December 31, 2009 and 2008, respectively.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Ending accumulated balances for each item in accumulated other comprehensive income are as follows:

(in thousands)	Dec. 31,	Dec. 31,
	2009	2008
Unrealized currency gain	$852	$810
Total accumulated other comprehensive income	$852	$810

NOTE 13– INCOME TAXES

Data I/O accounts for income taxes using the liability method as prescribed by the ASC.

Components of income (loss) before taxes:

	Year Ended Dec. 31,
(in thousands)	2009	2008
U.S. operations	($1,278)	$2,717
Foreign operations	661	2,490
	($617)	$5,207

Income tax expense (benefit) consists of:
Current tax expense (benefit):
U.S. federal	$-	$39
State	11	12
Foreign	183	28
	194	79
Deferred tax expense (benefit) – U.S. federal	-	-
Total income tax expense (benefit)	$194	$79

A reconciliation of Data I/O’s effective income tax and the U.S. federal tax rate is as follows:

	Year Ended Dec. 31,
	2009	2008
Statutory tax	($210)	$1,770
State and foreign income tax, net of federal income tax benefit	(157)	(760)
Valuation allowance for deferred tax assets	561	(931)
	$194	$79

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below (in thousands):

	Dec. 31,	Dec. 31,
	2009	2008
Deferred income tax assets:
Allowance for doubtful accounts	$53	$36
Inventory and product return reserves	775	657
Compensation accruals	694	583
Accrued liabilities	144	89
Book-over-tax depreciation and amortization	313	366
Foreign net operating loss carryforwards	549	456
U.S. net operating loss and credit carryforwards	6,749	6,492
Other, net	-	2
	9,277	8,681
Valuation allowance	(9,277)	(8,681)
Total deferred income tax assets	$ -	$ -

The valuation allowance for deferred tax assets increased $596,000 and decreased $862,000 during the years ended December 31, 2009 and December 31, 2008, respectively, due primarily to book net income and reversal of deferred tax assets.  The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding Data I/O’s ability to utilize such assets in future years.  Although we have had recent profitable operations, this full valuation allowance evaluation is based upon our volatile history of losses and the current uncertain economic outlook for our industry and capital spending.  Credit carryforwards consist primarily of research and experimental and alternative minimum tax credits.  U.S. net operating loss ("NOL") carryforwards expire beginning in 2020 to 2030.  Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

On January 1, 2007 we adopted a new accounting standard meant to clarify the accounting and disclosure for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly scopes income taxes out of the ASC Statement which addresses accounting for contingencies.  The adoption of this standard had no impact on the Company’s financial statements.  There were $79,000 and $71,000 of unrecognized tax benefits as of December 31, 2009 and 2008, respectively.

Historically, Data I/O has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during 2009.  However, we have adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

Tax years that remain open for examination include 2006, 2007, 2008 and 2009 in the United States of America.  In addition, tax years from 2000 to 2005 may be subject to examination in the event that the Company utilizes the NOL’s from those years in its current or future year tax return.

NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION

We consider our operations to be a single operating segment, focused on the design, manufacturing, and sale of programming systems used by designers and manufacturers of electronic products.

During 2009 there was one customer that accounted for more than 10% of Data I/O’s consolidated net revenues for the year.  During 2008 there were no customers that accounted for 10% or more of Data I/O’s consolidated net revenues for that year.  Major operations outside the U.S. include sales and service support subsidiaries in Germany, Canada and China.  At December 31, 2009 the combined subsidiaries accounts receivable of one customer, Flextronics, represented 23.2% of our total consolidated accounts receivable balance and there were no other customers that represented 10% or more.  At December 31, 2008, the combined subsidiaries accounts receivable of one customer, Flextronics, represented 13.3% of our total consolidated accounts receivable balance and there were no other customers that represented 10% or more.

The following table summarizes information about geographic areas:

	Year Ended Dec. 31,
(in thousands)	2009	2008
Net sales:
U.S.	$2,268	$4,070
Europe	7,647	11,250
Rest of World	8,634	12,277
	$18,549	$27,597
Included in Europe and Rest of World are the following significant balances:
Germany	$3,453	$6,137
China	$2,156	$3,205
Operating income (loss):
U.S.	($1,575)	$1,411
Europe	27	1,298
Rest of World	724	2,528
	($824)	$5,237
Identifiable assets:
U.S.	$14,154	$14,814
Europe	4,632	6,185
Rest of World	6,350	5,812
	$25,136	$26,811

NOTE 15 – LONG-TERM DEBT

On September 27, 2006, the Company entered into a five year capital lease agreement in the amount of $591,145.  The imputed interest rate is 7.69%.

At December 31, 2009 scheduled maturities of the capital lease obligation for the years ending December 31 are as follows (in thousands):

2010	$141
2011	94
Thereafter	-
Total minimum lease payments	235
Less: Amount representing interest	(13)
Present value of capital lease obligation	223
Current portion long-term debt	(132)
Non-current portion long-term debt	$ 90

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, Data I/O evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.  Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

 (b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control systems was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act and includes those policies and procedures that:

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment we concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

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

Our continued restructuring actions decreased the number of personnel and reallocated tasks.  We did not change our internal controls, however, and these restructure actions may have an impact on our internal controls’ operation which we will continue to monitor and evaluate.

Item 9B._Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the Registrant’s directors is set forth under “Election of Directors” in Data I/O’s Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 11, 2010 and is incorporated herein by reference.  Such Proxy Statement will be filed within 120 days of Data I/O’s year-end.  Information regarding the Registrant’s executive officers is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.”

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

Item 11.  Executive Compensation

Information called for by Part III, Item 11, is included in Data I/O’s Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 11, 2010 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Executive Compensation.”  Such Proxy Statement will be filed within 120 days of Data I/O’s year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in Data I/O’s Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 11, 2010 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Voting Securities and Principal Holders.”  Such Proxy Statement will be filed within 120 days of Data I/O’s year-end.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2009.  See Notes 10 and 11 of “Notes to Consolidated Financial Statements.”

	(a) Number of securities	(b) Weighted-average	(c) Number of securities remaining
	to be issued upon the	exercise price of	available for future issuance under
	exercise of outstanding	outstanding options,	equity compensation plans
	options, warrants and	warrants and rights	(excluding securities reflected in
	rights		column (a))

Equity compensation plans approved by security holders (1) (2)	739,777	$3.63	724,627

Equity compensation plans not approved by security holders	-	-	-
Total	739,777	$3.63	724,627

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2010 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14._ Principle Accounting Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Principal Accountant’s Fees and Services” in the Proxy Statement relating to Data I/O’s  annual meeting of shareholders to be held on May 11, 2010.  Such Proxy Statement will be filed within 120 days of Data I/O’s year-end.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Executive Compensation Plans and Arrangements

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)       Amended and Restated 1982 Employee Stock Purchase Plan.  See Exhibit 10.7.

(2)       Data I/O Corporation Tax Deferral Retirement Plan and Trust with Orchard Trust Company.  See Exhibits 10.19, 10.20 and 10.21.

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

(8)       Letter Agreement with Frederick R. Hume.  See Exhibit 10.  6.

(9)       Amended and Restated 2000 Stock Compensation Incentive Plan.  See Exhibit 10.8.

(10)     Form of Option Agreement.  See Exhibit 10.9.

(11)     Form of Performance Share Award Agreement.  See Exhibit 10.15.

(12)     Harald Weigelt Employment Agreement.  See Exhibit 10.23.

(a)            List of Documents Filed as a Part of This Report:                                                                                                              Page

       (1)     Index to Financial Statements:

                          Report of Independent Registered Public Accounting Firm                                                                                         26

                          Consolidated Balance Sheets as of December 31, 2009 and 2008                                                                                 27

                          Consolidated Statements of Operations for each of the two years ended December 31, 2009 and

                          December 31, 2008                                                                                                                                                                28

                          Consolidated Statements of Cash Flows for each of the two years ended December 31, 2009 and

                          December 31, 2008                                                                                                                                                                29

                          Consolidated Statement of Stockholders’ Equity for each of the two years ended December 31, 2009

                          And December 31, 2008                                                                                                                                                       30

                          Notes to Consolidated Financial Statements                                                                                                                   31

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

                 4       Instruments Defining the Rights of Security Holders, Including Indentures:

                          4.1        Rights Agreement dated as of April 4, 1998, between Data I/O Corporation and ChaseMellon Shareholder Services, L.L.C.  as Rights Agent, which includes: as Exhibit A thereto, the Form of Right Certificate; and, as Exhibit B thereto, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 13, 1998).

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

                          10.6      Letter Agreement with Fred R.  Hume dated January 29, 1999.  (Incorporated by reference to Exhibit 10.35 of Data I/O’s 1999 Annual Report on Form 10-K (File No. 0-10394).

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

                          10.9      Form of Option Agreement (Incorporated by reference to Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).

                          10.10    Change in Control Agreement with Fred R. Hume dated December 31, 2008 (Incorporated by reference to Data I/O’s 2008 Annual Report on Form 10-K (File No. 0-10394)).

                          10.11    Change in Control Agreement with Joel S. Hatlen dated December 31, 2008 (Incorporated by reference to Data I/O’s 2008 Annual Report on Form 10-K (File No. 0-10394)).

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

                          10.20    Orchard Trust Company Non-standardized 401(k) Plan (Incorporated by reference to Data I/O’s 2007 Annual Report on Form 10K (File No. 0-10394)).

10.21   Orchard Trust Company Defined Contribution Prototype Plan and Trust Amendment for Pension Protection Act and Heart Act.

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

                                                                                                                                                  DATA I/O CORPORATION

                                                                                                                                                              (REGISTRANT)

DATED:   March 30, 2010                                                                                                       By: //S//Frederick R.  Hume

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

                                      Paul A.  Gary

By: //S//Steven M.  Quist________________________       Director

                                       Steven M.  Quist

By: //S//William R.  Walker______________________         Director

                                       William R.  Walker

DATA I/O CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		Charged/
		(Credited)
	Balance at	to Costs		Balance at
	Beginning	and	Deductions-	End of
	of Period	Expenses	Describe	Period
(in thousands)

Year Ended December 31, 2008 :
Allowance for bad debts	$130	$36	($24) (1)	$142

Year Ended December 31, 2009:
Allowance for bad debts	$142	$42	($13) (1)	$171

(1)    Uncollectable accounts written off, net of recoveries.

EXHIBIT 21.1

DATA I/O CORPORATION

SUBSIDIARIES OF THE REGISTRANT

The following table indicates the name, jurisdiction of incorporation and basis of ownership of each of Data I/O’s subsidiaries:

                                                                                                                                         State or                               Percentage

                                                                                                                                      Jurisdiction                             of Voting

                                                                                                                                              of                                     Securities

                        Name of Subsidiary                                                                          Organization                              Owned

Data I/O International, Inc.                                                                      Washington                                100%

Data I/O FSC International, Inc.                                                              Territory of Guam                       100%

Data I/O Canada Corporation                                                                  Canada                                         100%

Data I/O China, Ltd.                                                                                   Hong Kong, China                    100%

Data I/O GmbH                                                                                           Germany                                       100%

RTD, Inc. (formerly Reel-Tech, Inc.)                                                       Washington                                100%

Data I/O Electronics (Shanghai) Co., Ltd.                                              China                                            100%

Data I/O Programação de Sistemas Ltda.                                                Brazil                                            100%

Exhibit 23.1

consent of independent registered PUBLIC ACCOUNTing firm

We have issued our report dated March 30, 2010, accompanying the consolidated financial statements and schedule included in the Annual Report of Data I/O Corporation on Form 10-K for the year ended December 31, 2009.  We hereby consent to the incorporation by reference of said report in the Registration Statements of Data I/O Corporation on Form S-8 (File Nos.  002-76164, 002-86785, 002-98115, 002-78394, 33-95608, 33-66824, 33-42010, 33-26472, 33-54422, 333-20657, 333-55911, 33-02254, 33-03958, 333-107543, 333-81986, 333-48595, 333-121861 and 333-151006) and on Form S-3 (File No.  333-121566).

//s//GRANT THORNTON LLP

Seattle, Washington

March 30, 2010

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

Date: March 30, 2010

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

Date: March 30, 2010

 /s/ Joel S. Hatlen

Joel S.  Hatlen

                                Chief Financial Officer

                                (Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the “Company”) on Form 10-K for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 30, 2010

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the “Company”) on Form 10-K for the period ended December 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

March 30, 2010