Form 10-Q
period 2010-03-31
DATA I/O CORP
filed 2010-05-14
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(X)
For the quarter ended March 31, 2010
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
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes __ No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer __  Accelerated filer __  Non-accelerated filer __  Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  __ No X

Shares of Common Stock, no par value, outstanding as of May 12, 2010:

8,979,199

                                                                                                1

PART I - FINANCIAL INFORMATION

Item 1.                        Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
(in thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 15,684	$ 15,642
Trade accounts receivable, net of allowance for doubtful accounts of $153 and $171	4,727	3,192
Inventories	3,745	3,947
Other current assets	341	434
TOTAL CURRENT ASSETS	24,497	23,215

Property, plant and equipment – net	1,741	1,819
Other assets	98	102
TOTAL ASSETS	$ 26,336	$ 25,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 1,242	$ 970
Accrued compensation	880	1,010
Deferred revenue	1,752	1,462
Other accrued liabilities	770	714
Accrued costs of business restructuring	100	100
Income taxes payable	163	91
Current portion long-term debt	134	132
TOTAL CURRENT LIABILITIES	5,041	4,479

Long-term other payables	39	69
Long-term debt	57	90

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,963,106 and 8,955,885 shares	21,848	21,758
Accumulated deficit	(1,403)	(2,112)
Accumulated other comprehensive income	754	852
TOTAL STOCKHOLDERS’ EQUITY	21,199	20,498
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 26,336	$ 25,136

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the three months ended March 31,	2010	2009
(in thousands, except earnings per share data)
Net Sales	$ 6,252	$ 4,383
Cost of goods sold	2,499	1,940
Gross margin	3,753	2,443
Operating expenses:
Research and development	950	1,033
Selling, general and administrative	1,938	1,676
Provision for business restructuring	-	22
Total operating expenses	2,888	2,731
Gain on sale of assets	3	1
Operating income (loss)	868	(287)
Non-operating income (expense):
Interest income	2	4
Interest expense	(3)	(6)
Foreign currency transaction gain (loss)	(56)	(47)
Total non-operating income (loss)	(57)	(49)
Income (loss) before income taxes	811	(336)
Income tax (expense) benefit	(102)	(128)
Net income (loss)	$ 709	$ (464)

Basic earnings (loss) per share	$ 0.08	$ (0.05)
Diluted earnings (loss) per share	$ 0.08	$ (0.05)
Weighted-average basic shares	8,959	8,876
Weighted-average diluted shares	9,080	8,876

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

For the three months ended March 31,	2010	2009
(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 709	$ (464)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	290	272
Gain on sale of assets	(3)	(1)
Equipment transferred to cost of goods sold	158	21
Share-based compensation	75	94
Net change in:
Trade accounts receivable	(1,591)	2,339
Inventories	161	129
Other current assets	84	103
Accrued cost of business restructuring	(25)	(285)
Accounts payable and accrued liabilities	299	(1,001)
Deferred revenue	316	(119)
Deposits and other long-term assets	(1)	-
Net cash provided by (used in) operating activities	472	1,088
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(368)	(124)
Net proceeds from sale of assets	3	1
Cash provided by (used in) investing activities	(365)	(123)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	15	9
Payment of capital lease obligation	(32)	(29)
Cash provided by (used in) financing activities	(17)	(20)
Increase (decrease) in cash and cash equivalents	90	945

Effects of exchange rate changes on cash	(48)	191
Cash and cash equivalents at beginning of year	15,642	13,304
Cash and cash equivalents at end of year	$ 15,684	$ 14,440

See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of March 31, 2010 and March 31, 2009 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2009.

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

We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period, which is typically one year.  Service revenue from time and materials contracts and training services is recognized as services are performed.  We establish a reserve for sales returns based on historical trends in product returns and estimates for new items.  We have a stated return policy that customers can return standard products for any reason within 30 days after delivery, provided that the returned product is received in its original condition, including all packaging materials, for a refund of the price paid less a restocking charge of 30% of the total amount invoiced for the product returned, unless such restocking charge is waived in writing by Data I/O.

On those occasions where we sell software separately, we recognize software revenue upon shipment provided that no significant obligations remain on our part, substantive acceptance conditions, if any, have been met and when the fee is fixed and determinable and when collection is deemed probable.

Certain fixed-price engineering services contracts that require significant production, modification, or customization of software, are accounted for using the percentage-of-completion method.  We use the percentage-of-completion method of accounting because it is the most accurate method to recognize revenue based on the nature and scope of certain of our fixed-price engineering services contracts; it is a better measure of periodic income results than other methods and it better matches revenue recognized with the cost incurred.  Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable.  Significant judgment is required when estimating total hours and progress to completion on these arrangements which determines the amount of revenue we recognize as well as whether a loss is recognized if expected to be incurred upon project completion.  Revisions to hour and cost estimates are incorporated in the period the amounts are recognized if the results of the period have not been reported; otherwise, the revision of estimates are recognized in the period in which the facts that give rise to the revision become known.

Stock-Based Compensation Expense

Data I/O measures and recognizes compensation expense as required for all share-based payment awards, including employee stock options, stock awards, and employee stock purchases, based on estimated fair values on the grant dates. Total share-based compensation for the three months ended March 31, 2010 and March 31, 2009 was $75,000 and $94,000, respectively.

 Income Tax

Historically when accounting for uncertainty in income taxes, Data I/O has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months ended March 31, 2010. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

Data I/O has incurred net operating losses in certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future. There was $81,000 of unrecognized tax benefits related to uncertain tax positions as of March 31, 2010.

Tax years that remain open for examination include 2006, 2007, 2008 and 2009 in the United States of America. In addition, tax years from 1999 to 2005 may be subject to examination in the event that the Company utilizes the NOL’s or other carry forwards from those years in its current or future year tax return.

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-09"), which amends the disclosure guidance with respect to the disclosure of subsequent-events procedures. Specifically, the new guidance exempts SEC filers from disclosing the date through which subsequent events have been evaluated, instead requiring them to “evaluate subsequent events through the date the financial statements are issued.”  The impact of adoption of this standard had no financial effect on the accompanying condensed consolidated financial statements.

In January 2010, theFASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU 2010-06"), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010.  The impact of adoption of this standard had no financial effect on the accompanying condensed consolidated financial statements.

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

In October 2009, an update was made by the FASB to software revenue recognition. According to this update, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. This standard requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. It provides additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. This standard will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. This standard shall be adopted in the same period using the same transition method as indicated in the update to revenue arrangements with multiple deliverables. We are currently assessing the potential impact that adoption of this standard may have on our consolidated financial statements.

NOTE 2 - RECLASSIFICATIONS

Certain prior period balances may have been reclassified to conform to the presentation used in the current period.

NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

	March 31, 2010	December 31, 2009
(in thousands)
Raw material	$ 2,023	$ 2,007
Work-in-process	896	979
Finished goods	826	961
Inventories	$ 3,745	$ 3,947

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	March 31, 2010	December 31, 2009
(in thousands)
Leasehold improvements	$ 394	$ 393
Equipment	8,143	8,184
	8,537	8,577
Less accumulated depreciation	6,796	6,758
Property and equipment - net	$ 1,741	$ 1,819

NOTE 5 – BUSINESS RESTRUCTURING

We took actions in 2008 totaling $542,000, primarily severance-related, and additional actions in 2009 totaling $203,000 to flatten and streamline the organization, as well as reducing cost, by decreasing the size of our Board and abandoning a portion of our building space.  At March 31, 2010, $133,000 remains accrued and will be fully paid out during 2010 and 2011.

An analysis of the restructuring is as follows:

Downsizing US operations	Reserve Balance 12/31/2008	2009 Expense	2009 Payments/ Write-Offs	Reserve Balance 12/31/2009	2010 Expense	2010 Payments/ Write-Offs	Reserve Balance 3/31/2010
(in thousands)
Employee severance	$ 80	$ 34	$ 114	$ -	$ -	$ -	$ -
Facility & other costs	7	208	57	158	-	25	133
Downsizing foreign operations:
Employee severance	289	(67)	222	-	-	-	-
Facility & other costs	13	28	41	-	-	-	-
Total	$ 389	$ 203	$ 434	$ 158	$ -	$ 25	$ 133

NOTE 6 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	March 31, 2010	December 31, 2009
(in thousands)
Product warranty	$ 285	$ 291
Sales return reserve	102	102
Deferred rent	101	118
Other taxes	162	94
Other	120	109
Other accrued liabilities	$ 770	$ 714

The changes in Data I/O’s product warranty liability are as follows:

March 31, 2010
(in thousands)
Liability, beginning balance	$ 291
Net expenses	142
Warranty claims	(142)
Accrual revisions	(6)
Liability, ending balance	$ 285

NOTE 7 – OPERATING LEASE AND OTHER COMMITMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At March 31, 2010, the purchase and other obligations totaled $863,000.

Data I/O also has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

Future annual lease payments at March 31, 2010:
Operating Leases
(in thousands)
2010	$ 863
2011	682
2012	134
2013	105
2014	98
Thereafter	33
Total	$ 1,915

NOTE 8 – CONTINGENCIES

As of March 31, 2010, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 9 – LONG-TERM DEBT

On September 27, 2006, the Company entered into a five year capital lease agreement in the amount of $591,145.  The imputed interest rate is 7.69%.  At March 31, 2010 scheduled maturities of the capital lease obligation for the years ending December 31 are as follows:

Long-Term Debt
(in thousands)
2010	$ 106
2011	94
2012	-
Total minimum lease payments	$ 200
Less: Amount representing interest	(9)
Present value of capital lease obligation	$ 191
Current portion of long-term debt	(134)
Non-current portion of long-term debt	$ 57

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2010	March 31, 2009
(in thousands except per share data)
Numerator for basic and diluted earnings per share:
Net income (loss)	$ 709	$ (464)

Denominator for basic earnings per share -
weighted-average shares	8,959	8,876
Employee stock options and awards	121	-

Denominator for diluted earnings per share -
adjusted weighted-average shares and assumed conversions of stock options	9,080	8,876

Basic and diluted earnings (loss) per share:
Total basic earnings (loss) per share	$ 0.08	$ (0.05)
Total diluted earnings (loss) per share	$ 0.08	$ (0.05)

The computation for the three months ended March 31, 2010 and March 31, 2009 excludes 151,437 and 793,738 options, respectively, to purchase common stock as their effect is antidilutive.

NOTE 11 – SHARE-BASED COMPENSATION

The impact on our results of operations of recording share-based compensation for the three months ended March 31, 2010 and March 31, 2009 are as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
(in thousands)
Cost of goods sold	$ 7	$ 7
Research and development	7	7
Selling, general and administrative	61	61
Total share-based compensation	$ 75	$ 75

Impact on net income (loss) per share:
Basic and diluted	$ (0.01)	$ (0.01)

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model.  As no stock options were granted during the three months ended March 31, 2010 and March 31, 2009, there were no weighted average assumptions required to calculate fair value.

At March 31, 2010, there remained approximately $493,225 of unamortized expected future compensation expense associated with unvested option grants and restricted stock awards, with a remaining weighted average amortization period of 2.62 years.

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2010 and March 31, 2009, total comprehensive income (loss) was comprised of the following:

Three Months Ended
	March 31, 2010	March 31, 2009
(in thousands)
Net income (loss)	$ 709	$ (464)
Foreign currency translation gain (loss)	(98)	(124)
Total comprehensive income (loss)	$ 611	$ (588)

Item 2.                        Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements herein regarding industry prospects or trends; expected revenues; expected level of expense; future results of operations, restructuring implications; breakeven point, or financial position; changes in gross margin; economic conditions and capital spending outlook; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  Data I/O is under no duty to update any of these forward-looking statements after the date of this report.  The reader should not place undue reliance on these forward-looking statements.  The discussions above and in the section in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in the Company’s Annual report on Form 10-K for the year ended December 31, 2009 describe some, but not all, of the factors that could cause these differences.

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

We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, and automated programming systems for the manufacturing environment.  We continue to focus on extending the capabilities and support for our FlashCORE architecture, and the ProLINE-RoadRunner, FLX, PS, and FlashPAK product lines.  Our applications innovation strategy provides complete solutions to target customer’s business problems.  These solutions generally have a larger software element, may involve third-party components, and in many cases, will be developed or customized to address the specific requirements of individual customers.  During the first quarter of 2010 we received two major software application orders.  We believe by adding these features and applications to our strategic product platforms, we will be able to set ourselves apart from other product suppliers and elevate our relationships with our customers to a partner level.

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless, automotive, industrial controls and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts and in newer areas, such as microcontrollers for the automotive market with our new ProLINE-RoadRunner XLF.  We have continued to expand our China operations to take advantage of the growth of manufacturing in China and to operate close to our customers.  We have continued to address the effectiveness of our sales and marketing organization and sales channels by adding and changing channels during 2009 and 2010.  We recognized the need to diversify our customer base and are continuing to take steps to broaden our channels of distribution and representation to reach a greater number of customers.  During 2009 we broadened our sales coverage in the Americas and have added, and trained, additional sales representative channels, again expanding the use of a variable cost model.

BUSINESS RESTRUCTURING

We took actions in 2008 totaling $542,000, primarily severance-related, and additional actions in 2009 totaling $203,000 to flatten and streamline the organization, as well as reducing cost, by decreasing the size of our Board and abandoning a portion of our building space.  At March 31, 2010, $133,000 remains accrued and will be fully paid out during 2010 and 2011.

cRITICAL aCCOUNTING pOLICY jUDGMENTS AND eSTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, Data I/O evaluates our estimates, including those related to revenue recognition, estimating the percentage-of-completion on fixed-price professional engineering service contracts, sales returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring charges, contingencies such as litigation, and contract terms that have multiple elements and other complexities typical in the capital equipment industry.  We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

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

We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period, which is typically one year.  Service revenue from time and materials contracts and training services is recognized as services are performed.  We establish a reserve for sales returns based on historical trends in product returns and estimates for new items.  We have a stated return policy that customers can return standard products for any reason within 30 days after delivery, provided that the returned product is received in its original condition, including all packaging materials, for a refund of the price paid less a restocking charge of 30% of the total amount invoiced for the product returned, unless such restocking charge is waived in writing by Data I/O.

We recognize software revenue upon shipment provided that no significant obligations remain on our part, substantive acceptance conditions, if any, have been met and when the fee is fixed and determinable and when collection is deemed probable.

Certain fixed-price engineering service contracts that require significant production, modification, or customization of software, are accounted for using the percentage-of-completion method.  We use the percentage-of-completion method of accounting because it is the most accurate method to recognize revenue based on the nature and scope of our fixed-price professional engineering service contracts; it is a better measure of periodic income results than other methods and it better matches revenue recognized with the costs incurred.  Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable.  Significant judgment is required when estimating total hours and progress to completion on these arrangements which determines the amount of revenue we recognize as well as whether a loss is recognized if one is expected to be incurred upon project completion.  Revisions to hour and cost estimates are incorporated in the period the amounts are recognized if the results of the period have not been reported; otherwise, the revision of estimates are recognized in the period in which the facts that give rise to the revision become known.

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

Results of Operations

Net Sales

	Three Months Ended
Net sales by product line	March 31, 2010	Change	March 31, 2009
(in thousands)
Automated programming systems	$ 4,166	50.2%	$ 2,774
Non-automated programming systems	2,086	29.6%	1,609
Total programming systems	$ 6,252	42.6%	$ 4,383

Revenue increased $1.9 million or 42.6% for the first quarter of 2010 compared to the first quarter of 2009.  We experienced increased sales in all geographies and in each of our major product lines, led by automated system sales of $4.2 million, up over 50% from the first quarter of 2009.  Revenues also benefited from the introduction of our new FlashCORE III technology into all of our major product lines, as customers sought a better solution to cope with the increasing use of very high-density Flash memory.  In the last few months, our FlashCORE III technology received industry awards in all three geographic regions.  The backlog of orders totaled $1.1 million at the end of the first quarter of 2010, a decrease compared to the backlog at March 31, 2009 of $1.2 million.  This decrease was partially due to a shift to deferred revenue of $290,000, which we expect to recognize as revenue over the next two quarters.

	Three Months Ended
Net sales by location	March 31, 2010	Change	March 31, 2009
(in thousands)
United States	$ 666	43.2%	$ 465
% of total	10.7%		10.6%
International	5,586	42.6%	3,918
% of total	89.3%		89.4%

Our trend in orders booked showed significant growth over the first quarter of 2009 in all geographies.  Orders from Asian customers were up 136% from the mix, with orders in the Americas up 68% and orders in Europe up 46%.  At the start of the second quarter, we are seeing progressively stronger worldwide sales funnels. We expect our new products including FlashCORE III to provide revenue growth and expect revenues from our new sales channels will continue to grow as they gain additional training and experience with our product lines.

Gross Margin

	Three Months Ended
	March 31, 2010	Change	March 31, 2009
(in thousands)
Gross margin	$ 3,753	53.6%	$ 2,443
Percentage of net sales	60.0%		55.7%

Gross margins during the first quarter of 2010 increased in both dollars and as a percentage of sales compared to the first quarter of 2009.  Gross margin as a percentage of sales for the first quarter improved to 60%, a 4.3 percentage point increase over the first quarter of 2009.  The improvement was primarily due to the higher first quarter sales volume relative to fixed factory costs, as well as a more favorable mix of price and product mix, especially from additional software revenues.  Factory variances were relatively low for both the first quarter of 2010 and 2009.  However, our continued inventory reductions resulted in less labor and overhead absorption, contributing to an unfavorable labor and overhead application variance of $76,000 for the first quarter of 2010.

Research and Development

	Three Months Ended
	March 31, 2010	Change	March 31, 2009
(in thousands)
Research and development	$ 950	(8.0%)	$ 1,033
Percentage of net sales	15.2%		23.6%

Research and development (“R&D”) spending for the first quarter of 2010 decreased by approximately $83,000 compared to the first quarter of 2009.  R&D as a percentage of net sales also decreased, primarily due to the increase in sales for the first quarter of 2010, as well as reclaiming as inventory $60,000 of previously expensed R&D project materials and a $32,000 charge to operations for engineer labor.  New products include enhancements to FlashCORE III, our new programming architecture, and the new versions of ProLINE RoadRunner for Siemens and MyData placement machines.

Selling, General and Administrative

	Three Months Ended
	March 31, 2010	Change	March 31, 2009
(in thousands)
Selling, general & administrative	$ 1,938	15.6%	$ 1,676
Percentage of net sales	31.0%		38.2%

 Selling, general and administrative (“SG&A”) expenses increased approximately $262,000 for the first quarter of 2010 compared to the first quarter of 2009.  This was due primarily to approximately $170,000 higher commission expense due to the higher sales volume and $69,000 higher incentive compensation expense in the first quarter of 2010 compared to the first quarter of 2009.

Interest

	Three Months Ended
	March 31, 2010	Change	March 31, 2009
(in thousands)
Interest income	$ 2	(50.0%)	$ 4
Interest expense	$ (3)	(50.0%)	$ (6)

Interest income decreased during the first quarter of 2010 compared to the same period in 2009 due to the lower yields on investments despite the higher cash balances.  Interest expense decreased in the first quarter of 2010 compared to the same period in 2009 due to the lower balance on the equipment capital lease.

Income Taxes

	Three Months Ended
	March 31, 2010	Change	March 31, 2009
(in thousands)
Income tax (expense) benefit	$ (102)	(20.3%)	$ (128)

Income tax expense recorded for the first quarter of 2010 and 2009 resulted from foreign and state taxes.  The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances and state taxes.  Data I/O has a valuation allowance of $9,244,000 as of March 31, 2010.  Our deferred tax assets and valuation allowance are reduced by approximately $81,000 associated with the requirements of accounting for uncertain tax positions as of March 31, 2010.

Financial Condition

Liquidity and Capital Resources

Three Months Ended
	March 31, 2010	Change	March 31, 2009
(in thousands)
Working capital	$ 19,456	$ 720	$ 18,736

At March 31, 2010, Data I/O’s principal sources of liquidity consisted of existing cash and cash equivalents which continued to increase during the quarter.  Our working capital increased by $720,000 from December 31, 2009,  However, our current ratio decreased from 5.2 at December 31, 2009 to 4.9 at March 31, 2010.

Our cash and cash equivalents increased by approximately $42,000 during the three months ended March 31, 2010 primarily due to net income for the quarter, continued inventory reductions, increased accounts payable and deferred revenue, offset by increased accounts receivable and capital equipment additions.

We expect that we will continue to make capital expenditures to support our business.  Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, we have required substantial working capital to fund our operations.  Over the last few years, we restructured our operations to lower our costs and operating expenditures in some geographic regions, while investing in other regions, and to lower the level of revenue required for our net income breakeven point, to preserve our cash position and to focus on profitable operations.  We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  Our working capital may be used to fund growth initiatives including acquisitions which could reduce our liquidity.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

Long-Term Debt

Three Months Ended
	March 31, 2010	Change	March 31, 2009
(in thousands)
Long-term debt	$ 57	$ (33)	$ 90

During the third quarter of 2006, the Company entered into a five-year capital lease agreement in the amount of $591,145.  The lease was used to fund new equipment and installation associated with our move to the new facility in July of 2006.  See Note 9, “Long-Term Debt.”

OFF-Balance sheet arrangements

Except as noted above in Note 7, “Operating Lease and Other Commitments,” Data I/O had no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements ("ASU 2010-09"), which amends the disclosure guidance with respect to the disclosure of subsequent-events procedures. Specifically, the new guidance exempts SEC filers from disclosing the date through which subsequent events have been evaluated, instead requiring them to “evaluate subsequent events through the date the financial statements are issued.”  The impact of adoption of this standard had no financial effect on the accompanying condensed consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU 2010-06"), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010.  The impact of adoption of this standard had no financial effect on the accompanying condensed consolidated financial statements.

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

In October 2009, an update was made by the FASB to software revenue recognition. According to this update, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. This standard requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. It provides additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. This standard will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. This standard shall be adopted in the same period using the same transition method as indicated in the update to revenue arrangements with multiple deliverables. We are currently assessing the potential impact that adoption of this standard may have on our consolidated financial statements.

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

Changes in internal controls

There were no changes made in our internal controls during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                        Legal Proceedings

As of March 31, 2010, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

Item 1A.             Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There are no material changes to the Risk Factors described in our Annual Report.

Item 2.            Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                                None

Item 3.            Defaults Upon Senior Securities

                                None

Item 4.            [Removed and Reserved]

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

DATED:   May 13, 2010

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

DATED:   May 13, 2010

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

DATED:   May 13, 2010

 /s/ Joel S. Hatlen

Joel S. Hatlen

                                Chief Financial Officer

                                (Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 13, 2010

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 13, 2010

