Form 10-Q
period 2010-06-30
DATA I/O CORP
filed 2010-08-13
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(X)
For the quarter ended June 30, 2010
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

Shares of Common Stock, no par value, outstanding as of July 29, 2010:

9,016,491

                                                                                                1

PART I - FINANCIAL INFORMATION

Item 1.                        Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	June 30, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 16,837	$ 15,642
Trade accounts receivable, net of allowance for doubtful accounts of $152 and $171	4,567	3,192
Inventories	3,419	3,947
Other current assets	271	434
TOTAL CURRENT ASSETS	25,094	23,215

Property, plant and equipment – net	1,531	1,819
Other assets	126	102
TOTAL ASSETS	$ 26,751	$ 25,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 1,016	$ 970
Accrued compensation	1,197	1,010
Deferred revenue	1,375	1,462
Other accrued liabilities	778	714
Accrued costs of business restructuring	100	100
Income taxes payable	153	91
Current portion long-term debt	136	132
TOTAL CURRENT LIABILITIES	4,755	4,479

Long-term other payables	10	69
Long-term debt	23	90

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 9,016,401 and 8,955,885 shares	21,981	21,758
Accumulated deficit	(545)	(2,112)
Accumulated other comprehensive income	527	852
TOTAL STOCKHOLDERS’ EQUITY	21,963	20,498
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 26,751	$ 25,136

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Sales	$ 6,592	$ 3,892	$ 12,843	$ 8,276
Cost of goods sold	2,742	2,010	5,240	3,951
Gross margin	3,850	1,882	7,603	4,325
Operating expenses:
Research and development	960	1,008	1,911	2,041
Selling, general and administrative	1,876	1,506	3,813	3,182
Provision for business restructuring	-	158	-	180
Total operating expenses	2,836	2,672	5,724	5,403
Gain on sale of assets	-	-	3	1
Operating income (loss)	1,014	(790)	1,882	(1,077)
Non-operating income (expense):
Interest income	15	15	17	18
Interest expense	(3)	(5)	(6)	(12)
Foreign currency transaction gain (loss)	(122)	105	(178)	60
Total non-operating income (loss)	(110)	115	(167)	66
Income (loss) before income taxes	904	(675)	1,715	(1,011)
Income tax (expense) benefit	(45)	(8)	(148)	(136)
Net income (loss)	$ 859	$ (683)	$ 1,567	$ (1,147)

Basic earnings (loss) per share	$ 0.10	$ (0.08)	$ 0.17	$ (0.13)
Diluted earnings (loss) per share	$ 0.09	$ (0.08)	$ 0.17	$ (0.13)
Weighted-average basic shares	8,984	8,909	8,972	8,892
Weighted-average diluted shares	9,101	8,909	9,091	8,892

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 1,567	$ (1,147)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	562	390
Gain on sale of assets	(3)	-
Equipment transferred to cost of goods sold	308	32
Share-based compensation	157	188
Net change in:
Trade accounts receivable	(1,551)	3,104
Inventories	432	431
Other current assets	147	89
Accrued cost of business restructuring	(50)	(133)
Accounts payable and accrued liabilities	429	(1,182)
Deferred revenue	(17)	(283)
Deposits and other long-term assets	(34)	-
Net cash provided by (used in) operating activities	1,947	1,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(580)	(136)
Net proceeds from sale of assets	3	-
Cash provided by (used in) investing activities	(577)	(136)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	65	10
Payment of capital lease obligation	(63)	(59)
Cash provided by (used in) financing activities	2	(49)
Increase (decrease) in cash and cash equivalents	1,372	1,304

Effects of exchange rate changes on cash	(177)	152
Cash and cash equivalents at beginning of period	15,642	13,304
Cash and cash equivalents at end of period	$ 16,837	$ 14,760

See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of June 30, 2010 and June 30, 2009 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2009.

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

We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period, which is typically one year.  Service revenue from time and materials contracts and training services are recognized as services are performed.  We establish a reserve for sales returns based on historical trends in product returns and estimates for new items.  We have a stated return policy that customers can return standard products for any reason within 30 days after delivery, provided that the returned product is received in its original condition, including all packaging materials, for a refund of the price paid less a restocking charge of 30% of the total amount invoiced for the product returned, unless such restocking charge is waived in writing by Data I/O.

On those occasions when we sell software separately, we recognize software revenue upon shipment provided that no significant obligations remain on our part, substantive acceptance conditions, if any, have been met and when the fee is fixed and determinable and when collection is deemed probable.

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

Stock-Based Compensation Expense

Data I/O measures and recognizes compensation expense as required for all share-based payment awards, including employee stock options, stock awards, and employee stock purchases, based on estimated fair values on the grant dates. Total share-based compensation for the three and six months ended June 30, 2010 was $82,000 and $157,000, respectively.  Total share-based compensation for the three and six months ended June 30, 2009 was $94,000 and $188,000, respectively.

Income Tax

Historically when accounting for uncertainty in income taxes, Data I/O has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three and six months ended June 30, 2010. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

Data I/O has incurred net operating losses in certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future. There was $82,000 of unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of June 30, 2010.

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

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). It provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. This standard establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This standard also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market participant. It also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method. This standard will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently assessing the potential impact that adoption of this standard may have on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”).  According to this update, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. This standard requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. It provides additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. This standard will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. This standard shall be adopted in the same period using the same transition method as indicated in the update to revenue arrangements with multiple deliverables. We are currently assessing the potential impact that adoption of this standard may have on our consolidated financial statements.

NOTE 2 - RECLASSIFICATIONS

Certain prior period balances may have been reclassified to conform to the presentation used in the current period.

NOTE 3 - INVENTORIES

Inventories consisted of the following components (in thousands):

	June 30, 2010	December 31, 2009
(in thousands)
Raw material	$ 1,976	$ 2,007
Work-in-process	834	979
Finished goods	609	961
Inventories	$ 3,419	$ 3,947

NOTE 4 – PROPERTY AND EQUIPMENT, NET
Property and equipment consisted of the following components:

	June 30, 2010	December 31, 2009
(in thousands)
Leasehold improvements	$ 394	$ 393
Equipment	7,914	8,184
	8,308	8,577
Less accumulated depreciation	6,777	6,758
Property and equipment - net	$ 1,531	$ 1,819

NOTE 5 – BUSINESS RESTRUCTURING

We took restructuring actions in 2008 totaling $542,000, primarily severance-related, and additional actions in 2009 totaling $203,000 to flatten and streamline the organization, as well as reducing cost, by decreasing the size of our Board and abandoning a portion of our building space.  At June 30, 2010, $108,000 remains accrued, with $8,000 included in long-term other payables, and are scheduled to be fully paid out during 2010 and 2011.

An analysis of the restructuring is as follows:

Downsizing US operations	Reserve Balance 12/31/2008	2009 Expense	2009 Payments/ Write-Offs	Reserve Balance 12/31/2009	2010 Expense	2010 Payments/ Write-Offs	Reserve Balance 6/30/2010
(in thousands)
Employee severance	$ 80	$ 34	$ 114	$ -	$ -	$ -	$ -
Facility & other costs	7	208	57	158	-	50	108
Downsizing foreign operations:
Employee severance	289	(67)	222	-	-	-	-
Facility & other costs	13	28	41	-	-	-	-
Total	$ 389	$ 203	$ 434	$ 158	$ -	$ 50	$ 108

NOTE 6 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	June 30, 2010	December 31, 2009
(in thousands)
Product warranty	$ 336	$ 291
Sales return reserve	76	102
Deferred rent	85	118
Other taxes	161	94
Other	120	109
Other accrued liabilities	$ 778	$ 714

The changes in Data I/O's product warranty liability for the six months ended June 30, 2010 are as follows:

Six Months Ended
June 30, 2010
(in thousands)
Liability, beginning balance	$ 291
Net expenses	285
Warranty claims	(285)
Accrual revisions	45
Liability, ending balance	$ 336

NOTE 7 – OPERATING LEASE AND OTHER COMMITMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At June 30, 2010, the purchase and other obligations totaled $1,072,000.

Data I/O also has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

Future annual lease payments at June 30, 2010:

Operating Leases
(in thousands)
2010	$ 570
2011	671
2012	122
2013	95
2014	89
Thereafter	29
Total	$ 1,576

NOTE 8 – CONTINGENCIES

As of June 30, 2010, Data I/O was not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

NOTE 9 – LONG-TERM DEBT

On September 27, 2006, the Company entered into a five year capital lease agreement in the amount of $591,145.  The imputed interest rate is 7.69%.  At June 30, 2010 scheduled maturities of the capital lease obligation for the years ending December 31 are as follows:

Long-Term Debt
(in thousands)
2010	$ 70
2011	94
2012	-
Total minimum lease payments	$ 164
Less: Amount representing interest	(5)
Present value of capital lease obligation	$ 159
Current portion of long-term debt	(136)
Non-current portion of long-term debt	$ 23

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
(in thousands)
Numerator for basic and diluted earnings per share:
Net income (loss)	$ 859	$ (683)	$ 1,567	$ (1,147)

Denominator for basic earnings per share -
weighted-average shares	8,984	8,909	8,972	8,892
Employee stock options and awards	117	-	119	-

Denominator for diluted earnings per share -
adjusted weighted-average shares and assumed conversions of stock options	9,101	8,909	9,091	8,892

Basic and diluted earnings (loss) per share:
Total basic earnings (loss) per share	$ 0.10	$ (0.08)	$ 0.17	$ (0.13)
Total diluted earnings (loss) per share	$ 0.09	$ (0.08)	$ 0.17	$ (0.13)

The computation for the three and six months ended June 30, 2010 excludes 257,401 and 199,273 options, respectively, to purchase common stock as their effect is antidilutive.   The computation for the three and six months ended June 30, 2009 excludes 820,277 options to purchase common stock as their effect is antidilutive.

NOTE 11 – SHARE-BASED COMPENSATION

The impact on our results of operations of recording share-based compensation for the three and six months ended June 30, 2010 and June 30, 2009, respectively, are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
(in thousands)
Cost of goods sold	$ 6	$ 7	$ 13	$ 13
Research and development	11	7	18	15
Selling, general and administrative	65	80	126	160
Total share-based compensation	$ 82	$ 94	$ 157	$ 188

Impact on net income (loss) per share:
Basic and diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model.  The following weighted average assumptions were used to calculate the fair value of stock options granted during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Risk-free interest rates	1.80%	2.44%	1.80%	2.43%
Volatility factors	0.56	0.61	0.56	0.61
Expected life of the option in years	4.00	4.00	4.00	4.00
Expected dividend yield	None	None	None	None

At June 30, 2010, there remained approximately $751,620 of unamortized expected future compensation expense associated with unvested option grants and restricted stock awards, with a remaining weighted average amortization period of 2.99 years.

NOTE 12 – COMPREHENSIVE INCOME (LOSS)
For the three and six months ended June 30, 2010 and June 30, 2009, total comprehensive income (loss) was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
(in thousands)
Net income (loss)	$ 859	$ (683)	$ 1,567	$ (1,147)
Foreign currency translation gain (loss)	(228)	96	(325)	(28)
Total comprehensive income (loss)	$ 631	$ (587)	$ 1,242	$ (1,175)

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

We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, and automated programming systems for the manufacturing environment.  We continue to focus on extending the capabilities and support for our FlashCORE architecture, and the ProLINE-RoadRunner, FLX, PS, and FlashPAK product lines.  Our applications innovation strategy provides complete solutions to target customer’s business problems.  These solutions generally have a larger software element, may involve third-party components, and in many cases, will be developed or customized to address the specific requirements of individual customers.  During the first quarter of 2010 we received two major software application orders and received additional business related to these applications during the second quarter.  We believe by adding these features and applications to our strategic product platforms, we will be able to set ourselves apart from other product suppliers and elevate our relationships with our customers to a partner level.

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless, automotive, industrial controls and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts and in newer areas, such as microcontrollers for the automotive market with our new ProLINE-RoadRunner XLF.  We have continued to expand our China operations to take advantage of the growth of manufacturing in China and to operate close to our customers.  We have continued to address the effectiveness of our sales and marketing organization and sales channels by adding and changing channels during 2009 and 2010.  We recognized the need to diversify our customer base and are continuing to take steps to broaden our channels of distribution and representation to reach a greater number of customers.  During 2009, we broadened our sales coverage in the Americas and have added, and trained, additional sales representative channels, again expanding the use of a variable cost model.

BUSINESS RESTRUCTURING

We took restructuring actions in 2008 totaling $542,000, primarily severance-related, and additional actions in 2009 totaling $203,000 to flatten and streamline the organization, as well as reducing cost, by decreasing the size of our Board and abandoning a portion of our building space.  At June 30, 2010, $108,000 remains accrued, with $8,000 included in long-term other payables, and are scheduled to be fully paid out during 2010 and 2011.

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

Results of Operations

	Three Months Ended			Six Months Ended
Net sales by product line	June 30, 2010	Change	June 30, 2009	June 30, 2010	Change	June 30, 2009
(in thousands)
Automated programming systems	$ 4,209	77.3%	$ 2,374	$ 8,375	62.7%	$ 5,149
Non-automated programming systems	2,383	57.0%	1,518	4,468	42.9%	3,127
Total programming systems	$ 6,592	69.4%	$ 3,892	$ 12,843	55.2%	$ 8,276

Net sales by location	June 30, 2010	Change	June 30, 2009	June 30, 2010	Change	June 30, 2009
(in thousands)
United States	$ 819	65.1%	$ 496	$ 1,485	54.5%	$ 961
% of total	12.4%		12.7%	11.6%		11.6%
International	$ 5,773	70.0%	$ 3,396	$ 11,358	55.3%	$ 7,315
% of total	87.6%		87.3%	88.4%		88.4%

Net Sales

Revenue increased to $6.6 million for the second quarter of 2010, an increase of $2.7 million or 69.2%  compared to the second quarter of 2009 and $340,000 or 5.4% compared to the first quarter of 2010.  We experienced increased sales in all geographies and in nearly all of our major product lines from the second quarter of 2009. Our FlashPAK sales benefited from growth in demand from Asia and our PS Family benefited from the growth in demand from Europe, with each of these product lines increasing over 300%.  Revenues also continued to benefit from the introduction of our new FlashCORE III technology into our major product lines, as customers sought a better solution to cope with the increasing use of very high-density Flash memory. The backlog of orders totaled $1.4 million at the end of the second quarter of 2010, an increase compared to the backlog of $1.3 million at June 30, 2009 and $1.1 million at the end of the first quarter of 2010.

Revenues increased by $3.1 million, or 37.2% for the six months ending June 30, 2010 compared to the six months ended June 30, 2009 for the same reason as those noted above.  We experienced increased sales in all geographies for the first six months of 2010 compared to the same period in 2009, with double-digit growth in both automated and non-automated programming systems.

Our trend in orders booked showed significant growth over the second quarter of 2009 in all geographies.  Orders from Asian customers nearly doubled, increasing 86%, with orders in the Americas up 19%.  We were also encouraged to see that nine out of our thirteen sales channels in North America were over quota for the first half of 2010.  Orders in Europe were up 147%, reflecting the strength of the recovery in our largest region. The strength in global demand was spread across all customer segments with significant levels of activity in consumer, wireless, automotive and industrial accounts.  This strong growth was distributed across all of our major product lines as well.  Orders for our automated products and associated software were up 108% from the second quarter of last year.  Orders for our manual programmers and associated software were up 72% and orders for our aftermarket adapters were up 49%, reflecting much higher levels of utilization for our equipment.  We expect our new products including FlashCORE III to provide revenue growth and expect revenues from our new sales channels will continue to grow as they gain additional training and experience with our product lines.

Gross Margin

	Three Months Ended			Six Months Ended
	June 30, 2010	Change	June 30, 2009	June 30, 2010	Change	June 30, 2009
(in thousands)
Gross margin	$ 3,850	104.6%	$ 1,882	$ 7,603	75.8%	$ 4,325
Percentage of net sales	58.4%		48.4%	59.2%		52.3%

Gross margins during the second quarter of 2010 increased in both dollars and as a percentage of sales compared to the second quarter of 2009.  Gross margin as a percentage of sales for the second quarter improved to 58.4%, a 10 percentage point increase over the second quarter of 2009.  Gross margin as a percentage of sales for the six month period ending June 30,2010 increased to 59.2%, an increase of 6.9% over the period ending June 30, 2009.  The improvement was primarily due to the effect of increased sales volume relative to fixed factory and service costs, lower factory variance  and a more favorable product mix for the three and six month periods ending June 30, 2010, especially from additional software revenues.  Partially offsetting this was the inclusion of additional development costs charged to operations associated with software contract revenues.

Research and Development

	Three Months Ended			Six Months Ended
	June 30, 2010	Change	June 30, 2009	June 30, 2010	Change	June 30, 2009
(in thousands)
Research and development	$ 960	-4.8%	$ 1,008	$ 1,911	-6.4%	$ 2,041
Percentage of net sales	14.6%		25.9%	14.9%		24.7%

Research and development (“R&D”) spending for the second quarter of 2010 decreased by approximately $48,000 compared to the second quarter of 2009 and $130,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  R&D as a percentage of net sales also decreased, primarily due to the increase in sales during 2010.  New products include enhancements to FlashCORE III, our new programming architecture, and the new versions of ProLINE RoadRunner for Siemens and MyData placement machines.

Selling, General and Administrative
	Three Months Ended			Six Months Ended
	June 30, 2010	Change	June 30, 2009	June 30, 2010	Change	June 30, 2009
(in thousands)
Selling, general & administrative	$ 1,876	24.6%	$ 1,506	$ 3,813	19.8%	$ 3,182
Percentage of net sales	28.5%		38.7%	29.7%		38.4%

Selling, general and administrative (“SG&A”) expenses increased approximately $370,000 for the second quarter of 2010 compared to the second quarter of 2009 and $631,000 for the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009.  This was due primarily to higher commission expense related to the higher sales volume and higher incentive compensation expense in 2010 compared to 2009.

Interest

	Three Months Ended			Six Months Ended
	June 30, 2010	Change	June 30, 2009	June 30, 2010	Change	June 30, 2009
(in thousands)
Interest income	$ 15	0.0%	$ 15	$ 17	-5.6%	$ 18
Interest expense	$ (3)	40.0%	$ (5)	$ (6)	50.0%	$ (12)

Interest income for the three months ended June 30, 2010 was flat compared to the same period in 2009 due to lower yields on investments despite the higher cash balances.  Interest income for the six months ended June 30, 2010 was slightly lower compared to the same period in 2009, also due to lower investment yields.  Interest expense decreased for the three and six months ended June 30, 2010 compared to the same periods in 2009 as a result of the lower balance on the equipment capital lease.

Income Taxes

	Three Months Ended			Six Months Ended
	June 30, 2010	Change	June 30, 2009	June 30, 2010	Change	June 30, 2009
(in thousands)
Income tax (expense) benefit	$ (45)	462.5%	$ (8)	$ (148)	8.8%	$ (136)

Income tax expense recorded for the second quarter and first six months of 2010 and 2009 resulted from foreign and state taxes.  The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances and state taxes.  Data I/O has a valuation allowance of $9,135,000 as of June 30, 2010.  Our deferred tax assets and valuation allowance are reduced by approximately $82,000 associated with the requirements of  accounting for uncertain tax positions and related valuation allowance as of June 30, 2010.

Financial Condition

Liquidity and Capital Resources

	June 30, 2010	Change	December 31, 2009
(in thousands)
Working capital	$ 20,340	$ 1,604	$ 18,736

At June 30, 2010, Data I/O’s principal sources of liquidity consisted of existing cash and cash equivalents which continued to increase during the quarter.  Our working capital increased by slightly more than $1.6 from December 31, 2009,  Our current ratio increased from 5.2 at December 31, 2009 to 5.3 at June 30, 2010.

Our cash and cash equivalents increased by approximately $1,195,000 during the six months ended June 30, 2010 primarily due to net income for the quarter and continued inventory reductions, offset by increased accounts receivable and capital equipment additions.

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

Long-Term Debt

	June 30, 2010	Change	December 31, 2009
(in thousands)
Long-term debt	$ 23	$ (67)	$ 90

During the third quarter of 2006, the Company entered into a five-year capital lease agreement in the amount of $591,145.  The lease was used to fund new equipment and installation associated with our move to the new facility in July of 2006.  Amounts shown exclude current portion of long-term debt in the amounts of $136,000 and $132,000 for the periods ending June 30, 2010 and December 31, 2009, respectively.  See Note 9, “Long-Term Debt.”

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

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). It provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. This standard establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This standard also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market participant. It also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method. This standard will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. We are currently assessing the potential impact that adoption of this standard may have on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”).  According to this update, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance. This standard requires that hardware components of a tangible product containing software components always be excluded from the software revenue guidance. It provides additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance. This standard will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. This standard shall be adopted in the same period using the same transition method as indicated in the update to revenue arrangements with multiple deliverables. We are currently assessing the potential impact that adoption of this standard may have on our consolidated financial statements.

.

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

As of June 30, 2010, Data I/O was not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

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

Item 2.                        Unregistered Sales of Equity Securities, Use of Proceeds

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

DATED:   August 12, 2010

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

DATED:   August 12, 2010

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

DATED:   August 12, 2010

 /s/ Joel S. Hatlen

Joel S. Hatlen

                              Chief Financial Officer

                              (Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 12, 2010

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 12, 2010

