Form 10-Q
period 2010-09-30
DATA I/O CORP
filed 2010-11-15
CIK 351998

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(X)
For the quarterly period ended September 30, 2010
or
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ________________

Commission file number: 0-10394
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

Shares of Common Stock, no par value, outstanding as of October 29, 2010:

9,019,510

                                                                                                                        1

PART I - FINANCIAL INFORMATION

Item 1.                        Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	September 30, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 17,550	$ 15,642
Trade accounts receivable, net of allowance for doubtful accounts of $168 and $171	5,508	3,192
Inventories	3,927	3,947
Other current assets	214	434
TOTAL CURRENT ASSETS	27,199	23,215

Property, plant and equipment – net	1,335	1,819
Other assets	150	102
TOTAL ASSETS	$ 28,684	$ 25,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 1,153	$ 970
Accrued compensation	1,359	1,010
Deferred revenue	1,903	1,462
Other accrued liabilities	751	714
Accrued costs of business restructuring	83	100
Income taxes payable	90	91
Current portion long-term debt	126	132
TOTAL CURRENT LIABILITIES	5,465	4,479

Long-term other payables	29	69
Long-term debt	-	90

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 9,019,510 and 8,955,885 shares	22,066	21,758
Accumulated earnings (deficit)	289	(2,112)
Accumulated other comprehensive income	835	852
TOTAL STOCKHOLDERS’ EQUITY	23,190	20,498
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 28,684	$ 25,136

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net Sales	$ 6,605	$ 5,317	$ 19,448	$ 13,593
Cost of goods sold	2,781	2,327	8,021	6,278
Gross margin	3,824	2,990	11,427	7,315
Operating expenses:
Research and development	957	1,055	2,868	3,096
Selling, general and administrative	1,912	1,577	5,725	4,760
Provision for business restructuring	-	23	-	203
Total operating expenses	2,869	2,655	8,593	8,059
Gain on sale of assets	10	13	13	15
Operating income (loss)	965	348	2,847	(729)
Non-operating income (expense):
Interest income	13	3	30	21
Interest expense	(3)	(4)	(9)	(16)
Foreign currency transaction gain (loss)	(44)	80	(221)	139
Total non-operating income (loss)	(34)	79	(200)	144
Income (loss) before income taxes	931	427	2,647	(585)
Income tax (expense) benefit	(98)	(96)	(246)	(231)
Net income (loss)	$ 833	$ 331	$ 2,401	$ (816)

Basic earnings (loss) per share	$ 0.09	$ 0.04	$ 0.27	$ (0.09)
Diluted earnings (loss) per share	$ 0.09	$ 0.04	$ 0.26	$ (0.09)
Weighted-average basic shares	9,018	8,933	8,987	8,906
Weighted-average diluted shares	9,148	8,983	9,110	8,906

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 2,401	$ (816)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	824	711
Gain on sale of assets	(13)	(14)
Equipment transferred to cost of goods sold	512	30
Share-based compensation	232	238
Net change in:
Trade accounts receivable	(2,300)	2,195
Inventories	(12)	700
Other current assets	209	153
Accrued cost of business restructuring	(75)	(180)
Accounts payable and accrued liabilities	590	(868)
Deferred revenue	470	(10)
Deposits and other long-term assets	(49)	-
Net cash provided by (used in) operating activities	2,789	2,139

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(864)	(239)
Proceeds from sale of assets	13	19
Cash provided by (used in) investing activities	(851)	(220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	76	62
Payment of capital lease obligation	(96)	(90)
Cash provided by (used in) financing activities	(20)	(28)
Increase (decrease) in cash and cash equivalents	1,918	1,891

Effects of exchange rate changes on cash	(10)	136
Cash and cash equivalents at beginning of year	15,642	13,304
Cash and cash equivalents at end of year	$ 17,550	$ 15,331

See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of and for the three and nine months ended September 30, 2010 and September 30, 2009 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2009.

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

Stock-Based Compensation Expense

Data I/O measures and recognizes compensation expense as required for all share-based payment awards, including employee stock options and restricted stock awards, based on estimated fair values on the grant dates. Total share-based compensation for the three and nine months ended September 30, 2010 was $74,000 and $232,000, respectively.  Total share-based compensation for the three and nine months ended September 30, 2009 was $51,000 and $238,000, respectively.

Income Tax

Historically when accounting for uncertainty in income taxes, Data I/O has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three and nine months ended September 30, 2010. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

Data I/O has incurred net operating losses in certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future. There was $94,000 of unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of September 30, 2010.

Tax years that remain open for examination include 2007, 2008 and 2009 in the United States of America. In addition, tax years from 1999 to 2006 may be subject to examination in the event that the Company utilizes the NOL’s or other carry forwards from those years in its current or future year tax return.

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

NOTE 2 - RECLASSIFICATIONS

Certain prior period balances may have been reclassified to conform to the presentation used in the current period.

NOTE 3 – INVENTORIES

Inventories consisted of the following components:

	September 30, 2010	December 31, 2009
(in thousands)
Raw material	$ 2,182	$ 2,007
Work-in-process	861	979
Finished goods	884	961
Inventories	$ 3,927	$ 3,947

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	September 30, 2010	December 31, 2009
(in thousands)
Leasehold improvements	$ 395	$ 393
Equipment	8,175	8,184
	8,570	8,577
Less accumulated depreciation	7,235	6,758
Property and equipment - net	$ 1,335	$ 1,819

NOTE 5 – BUSINESS RESTRUCTURING

We took restructuring actions in 2008 totaling $542,000, primarily severance-related, and additional actions in 2009 totaling $203,000 to flatten and streamline the organization, as well as reducing cost, by decreasing the size of our Board and abandoning a portion of our building space.  At September 30, 2010, $83,000 remains accrued and is scheduled to be fully paid out during 2010 and 2011.

An analysis of the restructuring is as follows:

Downsizing US operations	Reserve Balance 12/31/2008	2009 Expense	2009 Payments/ Write-Offs	Reserve Balance 12/31/2009	2010 Expense	2010 Payments/ Write-Offs	Reserve Balance 9/30/2010
(in thousands)
Employee severance	$ 80	$ 34	$ 114	$ -	$ -	$ -	$ -
Facility & other costs	7	208	57	158	-	75	83
Downsizing foreign operations:
Employee severance	289	(67)	222	-	-	-	-
Facility & other costs	13	28	41	-	-	-	-
Total	$ 389	$ 203	$ 434	$ 158	$ -	$ 75	$ 83

NOTE 6 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	September 30, 2010	December 31, 2009
(in thousands)
Product warranty	$ 361	$ 291
Sales return reserve	66	102
Deferred rent	66	118
Other taxes	132	94
Other	126	109
Other accrued liabilities	$ 751	$ 714

The changes in Data I/O's product warranty liability for the nine months ending September 30, 2010 are as follows:

September 30, 2010
(in thousands)
Liability, beginning balance	$ 291
Net expenses	493
Warranty claims	(493)
Accrual revisions	70
Liability, ending balance	$ 361

NOTE 7 – OPERATING LEASE AND OTHER COMMITMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At September 30, 2010, the purchase and other obligations totaled $1,104,000.

Data I/O also has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

Future annual lease payments at September 30, 2010:

Operating Leases
(in thousands)
2010	$ 315
2011	694
2012	135
2013	105
2014	99
Thereafter	33
Total	$ 1,381

NOTE 8 – CONTINGENCIES

As of September 30, 2010, Data I/O was not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

NOTE 9 – LONG-TERM DEBT

On September 27, 2006, the Company entered into a five year capital lease agreement in the amount of $591,145.  The imputed interest rate is 7.69%.  At September 30, 2010 scheduled maturities of the capital lease obligation for the years ending December 31 are as follows:

Long-Term Debt
(in thousands)
2010	$ 35
2011	94
2012	-
Total minimum lease payments	$ 129
Less: Amount representing interest	(3)
Present value of capital lease obligation	$ 126
Current portion of long-term debt	(126)
Non-current portion of long-term debt	$ -

NOTE 10 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during each period.  Diluted earnings per share is calculated based on these same weighted average shares outstanding plus the effect of potential shares issuable upon assumed exercise of stock options based on the treasury stock method.  Potential shares issuable upon the exercise of stock options are excluded from the calculation of diluted earnings per share to the extent their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
(in thousands)
Numerator for basic and diluted earnings per share:
Net income (loss)	$ 833	$ 331	$ 2,401	$ (816)

Denominator for basic earnings per share -
weighted-average shares	9,018	8,933	8,987	8,906
Employee stock options and awards	130	50	123	-

Denominator for diluted earnings per share -
adjusted weighted-average shares and assumed conversions of stock options	9,148	8,983	9,110	8,906

Basic and diluted earnings (loss) per share:
Total basic earnings (loss) per share	$ 0.09	$ 0.04	$ 0.27	$ (0.09)
Total diluted earnings (loss) per share	$ 0.09	$ 0.04	$ 0.26	$ (0.09)

The computation for the three and nine months ended September 30, 2010 excludes 346,761 and 250,661 options, respectively, to purchase common stock as their effect is anti-dilutive.   The computation for the three and nine months ended September 30, 2009 excludes 521,793 and 774,695 options, respectively, to purchase common stock as their effect is anti-dilutive.

NOTE 11 – SHARE-BASED COMPENSATION

The impact on our results of operations of recording share-based compensation for the three and nine months ended September 30, 2010 and September 30, 2009, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
(in thousands)
Cost of goods sold	$ 11	$ 4	$ 24	$ 17
Research and development	3	6	21	20
Selling, general and administrative	60	41	187	201
Total share-based compensation	$ 74	$ 51	$ 232	$ 238

Impact on net income (loss) per share:
Basic and diluted	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.03)

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model.  The following weighted average assumptions were used to calculate the fair value of stock options granted during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Risk-free interest rates	1.08%	N/A	1.80%	2.43%
Volatility factors	0.56	N/A	0.56	0.61
Expected life of the option in years	4.00	N/A	4.00	4.00
Expected dividend yield	None	N/A	None	None

At September 30, 2010, there remained approximately $808,225 of unamortized expected future compensation expense associated with unvested option grants and restricted stock awards, with a remaining weighted average amortization period of 2.82 years.

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2010 and September 30, 2009, total comprehensive income (loss) was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
(in thousands)
Net income (loss)	$ 833	$ 331	$ 2,401	$ (816)
Foreign currency translation gain (loss)	309	120	(16)	92
Total comprehensive income (loss)	$ 1,142	$ 451	$ 2,385	$ (724)

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

OVERVIEW

We continued to focus on our primary goal of managing the business to achieve profitable operations, while developing, launching and enhancing products to drive revenue and earnings growth.  Our challenge continues to be operating in a cyclical and challenging industry environment.  We are continuing our efforts to balance business geography shifts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.  Tempering these efforts is the forecasting visibility challenge regarding the recovery in certain geographic and customer segments.

We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, and automated programming systems for the manufacturing environment.  We continue to focus on extending the capabilities and support for our FlashCORE architecture, and the ProLINE-RoadRunner, FLX, PS, and FlashPAK product lines.  Our applications innovation strategy provides complete solutions to target customer’s business problems.  These solutions generally have a larger software element, may involve third-party components, and in many cases, will be developed or customized to address the specific requirements of individual customers.  During the first quarter of 2010 we received two major software application orders and we received a new major software application order during the third quarter.  We believe by adding these features and applications to our strategic product platforms, we will be able to set ourselves apart from other product suppliers and elevate our relationships with our customers to a partner level.

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless, automotive, industrial controls and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts and in newer areas, such as microcontrollers for the automotive market with our new ProLINE-RoadRunner XLF.  We continued to expand our China operations to take advantage of the growth of manufacturing in China and to operate close to our customers.  We continued to address the effectiveness of our sales and marketing organization and sales channels by adding and changing channels during 2009 and 2010.  We recognized the need to diversify our customer base and are continuing to take steps to broaden our channels of distribution and representation to reach a greater number of customers.  We have broadened our sales coverage in the Americas and have added, and trained, additional sales representative channels, again expanding the use of a variable cost model.

BUSINESS RESTRUCTURING

We took restructuring actions in 2008 totaling $542,000, primarily severance-related, and additional actions in 2009 totaling $203,000 to flatten and streamline the organization, as well as reducing cost, by decreasing the size of our Board and abandoning a portion of our building space.  At September 30, 2010, $83,000 remains accrued and is scheduled to be fully paid out during 2010 and 2011.

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

Inventory: Inventories are stated at the lower of cost or market.  Adjustments are made to standard cost, which approximates actual cost on a first-in, first-out basis.  We estimate reductions to inventory for obsolete, slow-moving, excess and non-salable inventory by reviewing current transactions and forecasted product demand.  We evaluate our inventories on an item by item basis and record inventory adjustments accordingly.  If there is a significant decrease in demand for our products or there is a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, Data I/O may be required to increase our inventory adjustments and our gross margin could be adversely affected.

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

Share-based Compensation:  We account for share-based awards made to our employees and directors, including employee stock option awards and restricted and performance share awards, using the estimated grant date fair value method of accounting.  We estimate the fair value using the Black-Scholes valuation model, which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock.  Changes in the subjective assumptions required in the valuation model may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.  Beginning in the second quarter of 2006, restricted stock awards were granted.  Employee Stock Purchase Plan (“ESPP) shares were issued under provisions that do not require us to record any equity compensation expense.

Results of Operations

Net Sales

	Three Months Ended			Nine Months Ended
Net sales by product line	September 30, 2010	Change	September 30, 2009	September 30, 2010	Change	September 30, 2009
(in thousands)
Automated programming systems	$ 4,121	31.5%	$ 3,135	$ 12,496	50.8%	$ 8,284
Non-automated programming systems	2,484	13.8%	2,182	6,952	30.9%	5,309
Total programming systems	$ 6,605	24.2%	$ 5,317	$ 19,448	43.1%	$ 13,593

Net sales by location	September 30, 2010	Change	September 30, 2009	September 30, 2010	Change	September 30, 2009
(in thousands)
United States	$ 933	48.8%	$ 627	$ 2,418	52.3%	$ 1,588
% of total	14.1%		11.8%	12.4%		11.7%
International	$ 5,672	20.9%	$ 4,690	$ 17,030	41.9%	$ 12,005
% of total	85.9%		88.2%	87.6%		88.3%

Revenue increased to $6.6 million for the third quarter of 2010, an increase of $1.3 million or 24.2%  compared to the third quarter of 2009 and essentially flat compared to $6.6 million for the second quarter of 2010.  We experienced a revenue increase of 102% in Asia, while Europe and the Americas decreased by 4% and 6%, respectively, compared to the third quarter of 2009.  Revenue increased across all of our major product lines from the third quarter of 2009.  Our PS Family and FLX lines, in particular, benefited from growth in demand during the quarter.  Revenues also continued to benefit from the introduction of our new FlashCORE III technology into our major product lines, as customers sought a better solution to cope with the increasing use of very high-density Flash memory.  The backlog of orders totaled $1.7 million at the end of the third quarter of 2010, an increase compared to the backlog of $876,000 at September 30, 2009 and $1.4 million at the end of the second quarter of 2010.  Deferred revenue also increased by $528,000 during the third quarter, primarily related to one large PS system that was shipped and invoiced during the quarter but recorded in deferred revenue due to customer installation and acceptance requirements.

Revenues increased by $5.9 million, or 43.1% for the nine months ending September 30, 2010 compared to the nine months ended September 30, 2009 for the same reasons as those noted above.  We experienced increased sales in all geographies for the first nine months of 2010 compared to the same period in 2009, with double-digit growth in both automated and non-automated programming systems.

Our trend in orders booked showed significant growth over the third quarter of 2009 in all geographies.  Orders from Asian customers more than doubled, increasing 121%, with much of the business coming from increased demand for advanced consumer products such as Smartphones and Tablet computers.  Orders in the Americas increased 16% and  orders in Europe were  up 9% compared to the third quarter of 2009.  During the quarter the European sales team opened new accounts in the automotive sector, the industrial process control market and the semiconductor space.  The strength in global demand was spread across all customer segments with significant levels of activity in consumer, wireless, automotive and industrial accounts.  Orders for our automated products and associated software were up 88% from the third quarter of last year.  Orders for our manual programmers and associated software were up 9% and orders for consumables were up 16%, reflecting increased levels of utilization of our equipment.

We expect our new products incorporating the FlashCORE III architecture to continue to drive revenues and we expect  to see continued revenue growth from our new sales channels as they gain additional training and experience with our product lines.

Gross Margin

Gross margins during the third quarter of 2010 increased in both total dollars and as a percentage of sales compared to the third quarter of 2009.  Gross margin as a percentage of sales for the third quarter improved to 57.9%, up 1.7 percentage points over the third quarter of 2009.  Gross margin as a percentage of sales for the nine month period ending September 30, 2010 increased to 58.8%, up 5.0% percentage points over the period ending September 30, 2009.  The improvement was driven by increased sales volume relative to fixed factory and service costs, lower factory variance  and a more favorable product mix for both the three and nine month periods ending September 30, 2010.  Partially offsetting this was the inclusion of additional development costs charged to operations associated with software contract revenues.

	Three Months Ended			Nine Months Ended
	September 30, 2010	Change	September 30, 2009	September 30, 2010	Change	September 30, 2009
(in thousands)
Gross margin	$ 3,824	27.9%	$ 2,990	$ 11,427	56.2%	$ 7,315
Percentage of net sales	57.9%		56.2%	58.8%		53.8%

Research and Development

	Three Months Ended			Nine Months Ended
	September 30, 2010	Change	September 30, 2009	September 30, 2010	Change	September 30, 2009
(in thousands)
Research and development	$ 957	-9.3%	$ 1,055	$ 2,868	-7.4%	$ 3,096
Percentage of net sales	14.5%		19.8%	14.7%		22.8%

Research and development (“R&D”) spending for the third quarter of 2010 decreased by approximately $98,000 compared to the third quarter of 2009 and by $228,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009, primarily due to the transfer of development costs associated with software contract revenues to operations.  R&D as a percentage of net sales also decreased, primarily due to increased sales volume in combination with the transfer of development costs to operations during 2010.  New products include enhancements to FlashCORE III, our new programming architecture, and the new versions of ProLINE RoadRunner for Siemens and MyData placement machines.

Selling, General and Administrative
	Three Months Ended			Nine Months Ended
	September 30, 2010	Change	September 30, 2009	September 30, 2010	Change	September 30, 2009
(in thousands)
Selling, general & administrative	$ 1,912	21.2%	$ 1,577	$ 5,725	20.3%	$ 4,760
Percentage of net sales	28.9%		29.7%	29.4%		35.0%

Selling, general and administrative (“SG&A”) expenses increased approximately $335,000 for the third quarter of 2010 compared to the third quarter of 2009 and $965,000 for the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009.  This was due primarily to higher commission expense related to the higher sales volume as well as  higher incentive and other compensation expense in 2010 compared to 2009.

Interest
	Three Months Ended			Nine Months Ended
	September 30, 2010	Change	September 30, 2009	September 30, 2010	Change	September 30, 2009
(in thousands)
Interest income	$ 13	333.3%	$ 3	$ 30	42.9%	$ 21
Interest expense	$ (3)	25.0%	$ (4)	$ (9)	43.8%	$ (16)

Interest income for the three months and nine months ended September 30, 2010 increased compared to the same periods in 2009 due to higher cash balances.  Interest expense decreased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 as a result of the lower balance on the equipment capital lease.

Income Taxes
	Three Months Ended			Nine Months Ended
	September 30, 2010	Change	September 30, 2009	September 30, 2010	Change	September 30, 2009
(in thousands)
Income tax (expense) benefit	$ (98)	2.1%	$ (96)	$ (246)	6.5%	$ (231)

Income tax expense recorded for the third quarter and first nine months of 2010 and 2009 resulted from foreign and state taxes.  The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances and state taxes.  Data I/O has a valuation allowance of $9,068,000 as of September 30, 2010.  Our deferred tax assets and valuation allowance are reduced by approximately $94,000 associated with the requirements of  accounting for uncertain tax positions as of September 30, 2010.

Financial Condition

Liquidity and Capital Resources
	September 30, 2010	Change	December 31, 2009
(in thousands)
Working capital	$ 21,734	$ 2,998	$ 18,736

At September 30, 2010, Data I/O’s principal sources of liquidity consisted of existing cash and cash equivalents which continued to increase during the quarter.  Our working capital increased by approximately $3 million from December 31, 2009,  Our current ratio decreased from 5.2 at December 31, 2009 to 5.0 at September 30, 2010, primarily due to the increase in deferred revenue.

Our cash and cash equivalents increased by approximately $1.9 million during the nine months ended September 30, 2010, primarily due to the increase in net income for the period and inventory reductions during the first half of 2010, offset by increased accounts receivable and capital equipment additions.

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

Long-TermDebt
	September 30, 2010	Change	December 31, 2009
(in thousands)
Long-term debt	$ -	$ (90)	$ 90

During the third quarter of 2006, the Company entered into a five-year capital lease agreement in the amount of $591,145.  The lease was used to fund new equipment and installation associated with our move to the new facility in July of 2006.  Amounts shown exclude current portion of long-term debt in the amounts of $126,000 and $132,000 for the periods ending September 30, 2010 and December 31, 2009, respectively.  See Note 9, “Long-Term Debt.”

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

As of September 30, 2010, Data I/O was not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

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

DATED:   November 12, 2010

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

DATED:   November 12, 2010

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

DATED:   November 12, 2010

  /s/ Joel S. Hatlen

 Joel S. Hatlen

                                Chief Financial Officer

                                (Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 12, 2010

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 12, 2010

