Form 10-K
period 2010-12-31
DATA I/O CORP
filed 2011-03-31
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)
( X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes X  No __

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes __ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer __  Accelerated filer __  Non-accelerated filer __  Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  __ No X

Aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant as of June 30, 2010:

$45,713,153

Shares of Common Stock, no par value, outstanding as of March 21, 2011:

9,033,785

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its May 17, 2011 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

1

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

General

Data I/O Corporation (“Data I/O”) is the global market leader for advanced programming and intellectual property management solutions used in the manufacturing of flash and flash-based intelligent devices.  Data I/O designs, manufactures, and sells programming systems for electronic device manufacturers, specifically targeting high growth areas such as high-volume users of flash memory and microcontrollers.  Virtually every electronic product today incorporates one or more programmable semiconductor devices that contain data and operating instructions essential for the proper operation of the product.

Data I/O’s mission is to deliver high-value systems, software and services to the rapidly expanding programmable semiconductor market by providing a software-rich programming platform for content delivery.  These programmable solutions are used in devices such as smart phones, MP3 players, gaming systems and automobile electronics.  These solutions, some of which include intellectual property management, secure content management and process control capabilities, enable Data I/O to address the demanding requirements for the electronic device market, where applications and intellectual property protection are essential to our customer’s success.  Data I/O’s largest customers are heavy users of programmable semiconductor devices and include original equipment manufacturers (“OEMs”) in wireless and consumer electronics and automotive electronics, and their electronic manufacturing service (“EMS”) contract manufacturers.

Data I/O was incorporated in the State of Washington in 1969 and its business was founded in 1972.

Business Restructuring

As a result of the business down turn we experiencedin the fourth quarter of 2008 and the uncertain business outlook at that time, restructuring actions were taken to reduce expenses.  This resulted in restructuring charges, primarily related to severance, of $542,000 for the year 2008.  We took additional actions in 2009 totaling $203,000 to flatten and streamline the organization as well as reduce costs by decreasing the size of our Board and abandoning a portion of our building space.  At December 31, 2010, restructure costs of $58,000 remained accrued.

Industry Background

Data I/O enables companies to improve productivity and reduce costs by providing device programming solutions that allow our customers to take intellectual property (large design and data files) and protect and program it into memory, microcontroller and logic devices quickly and cost-effectively.  Data I/O also provides services related to hardware support, system installation and repair, and device programming.  Companies that design and manufacture products ranging from cell phones to automobiles, that utilize programmable electronic devices, purchase these solutions from us.  The trends of increasing device densities and customers increasing their software content file sizes, combined with the increasing numbers of intelligent devices such as smartphones and tablets, are driving demand for our solutions.

Our automated programming systems integrate both programming and handling functions into a single product solution.  Quality conscious customers, particularly those in the field of high-volume manufacturing and programming, continue to drive this portion of our business.

Traditionally, our programming market opportunity focused on the number of semiconductor devices to be programmed, but because of the rapid increase in the density of devices, the focus is shifting to the number of bits per device to be programmed as described in the following table:

Market Characteristics	Data I/O’s Traditional Market Model	Data I/O’s New Market Model
Primary driver of demand	Number of semiconductor devices	Number of bits per device
Primary measure of performance	Devices programmed per hour	Bits programmed per hour
Primary device type	Microcontrollers:~60% of devices	NAND Flash:~71% of content
DAIO business focus	Device programming	Content programming and management
Demand growth	~12% growth in devices	~90% growth in content

Products

In order to accommodate the expanding variety and quantities of programmable devices being manufactured today, Data I/O offers multiple solutions for the numerous types of device mix and volume usage by our customers in the various market segments and applications.  We work closely with leading manufacturers of programmable devices to develop our products to meet the requirements of a particular device.  Our products are positioned and viewed as the “gold standard” for advanced programming equipment and intellectual property management solutions.  Our new FlashCORE III programming technology resulted in industry awards including:

•         SMT Vision Award

•         Circuits Assembly NPI Award

•         EMAsia Innovation Award

•         Global SMT Technology Award

Data I/O’s of programming solutions include a broad range of products, systems, modules, and accessories, grouped into two general categories: automated programming systems and manual programming systems.  We provide two main categories of automated programming systems: off-line and in-line.  Data I/O’s automated programming systems and FlashPAK™ share a common programming platform, FlashCORE™ and Data I/O’s universal job setup tool, Tasklink™ for Windows®.  In addition, we provide device support and service on all of our products.  Device support is a critical aspect of our business and consists of writing software algorithms for devices and developing socket adapters to hold and connect to the device for programming.

Data I/O’s products have both an upfront solution sale and recurring revenue elements.  Adapters are a consumable item and software and maintenance are typically under annual subscription contracts.

2010 Sales Percentage Breakdown by Type
Sales Type	Percent of Total Sales	Drivers
Equipment Sales	61%	Capacity, Process improvement, Technology
Adapter Sales	25%	Capacity utilization, New customer products
Software and Maintenance Sales	14%	Installed base, Added capabilities
Total	100%

Data I/O’s key products and the customer benefits/key features Data I/O believes are important are described in the following table:

Products	Key Features	Customer Benefits
RoadRunner Series: In-line, (Automated)

•         Just-in-time in-line programming

•         Direct integration with placement machine supporting Siemens, SIPLACE X-Series,

Fuji NXT, Panasonic, Assembleon, Universal and MYDATA Parallel Programming

•         List Selling Price (“List”) of $79,900 to $119,400

• Dramatic reduction in inventory carrying and rework costs • “Zero” footprint • Rapid return on investment (“ROI”) realized in a matter of months
PS Series: Off-line Medium/High Volume, High Mix (Automated)	• Fast program and verify speeds of less than 0.19 sec/ Mbit • Up to 48 programming sites • Supports multiple media types • List of $185,000 to $560,000	• High throughput for high density Flash programming • High flexibility with respect to I/O options (tube, tray, tape), marking/labeling, and vision for coplanarity inspection
FLX500: Off-line, Moderate Volume (Automated)	• Fast changeover times • Self-learning “plug-and-play” operation • Language-independent graphic user interface • List of $50,000 to $119,880	• Affordable automation • Modular, easy to configure • Intuitive, easy to use graphical user interface • Small footprint

Products	Key Features	Customer Benefits
FlashPAK II/III: Off-line, Low Mix, Low Volume (Non-Automated)	• Scalability • Network control via Ethernet • Stand-alone operation or PC compatible • Parallel programming • List of $9,500	• Validate designs before moving down the firmware supply chain • Unmatched ease of use in manual production systems
Sprint/Unifamily: Off-line, Low Volume, and Engineering (Non-Automated)	• Breadth of device coverage • List of $1,118 to $32,400	• Universal programmer

Customers

Data I/O sells our solutions to customers worldwide, many of whom are world-class manufacturers of electronic devices used in a broad range of industries, as described in the following table:

Customer Types
	OEMs			EMS	Programming Centers
	Wireless & Consumer Electronics	Automotive Electronics	Industrial & Process Control Electronics	Contract Manufacturers
Notable end customers	LG, Motorola, RIM, Sony, HTC, Microsoft, Vestel	TRW, Lear, Delphi, Bosch, Blaupunkt, Continental	Allen-Bradley, Square D, ABB, Trane, Grundig, Danfoss, Philips	Pegatron, Flextronics, Celestica, Elcoteq, Jabil, Wistron, Foxconn	Arrow, Avnet, BTW, MSC, HTV, CPS
Programmable devices used	5 billion NOR & NAND flash devices annually; 5 billion microcontrollers	5 billion microcontrollers annually; use of flash growing	2 billion microcontrollers	Same as OEMs they serve	Same as OEMs they serve and lines they distribute
Business drivers	GPS, Digital Rights Management, security, flash media, video, 3G/4G networks, features & functionality of converged devices	Safety, navigation and infotainment devices, drive-by-wire	Higher functionality driven by increasing electronic content	Acquisition of OEM factories, production contract wins	Value-added services, logistics
Programming equipment drivers	Rollout of new products that incorporate higher functionality, more memory, and new technology, e.g. eSD, eMMC	Process improvement and simplification, new product rollouts and quality control	Process improvement and simplification as well as new product rollouts	New contracts from OEMs, programming solutions specified by OEMs	Capacity utilization of their installed base of equipment
Customer Types
	OEMs			EMS	Programming Centers
	Wireless & Consumer Electronics	Automotive Electronics	Industrial &Process Control Electronics	Contract Manufacturers
Buying criteria	Throughput, technical capability to support evolving technology, global support, intellectual property protection, robust algorithms	Quality, reliability, configuration control, traceability, global support, intellectual property protection	Quality, reliability, configuration control, traceability	Lowest equipment procurement cost, global support	Flexibility, lowest life-cycle cost-per programmed-part, low changeover time; use of multiple vendors provides negotiating leverage

Data I/O’s solutions address a large, growing market.  While the programmable device market contracted in 2009 due to the economic downturn, we saw a strong recovery in 2010.  Growth is projected to continue for 2011 and 2012.

Capital spending is forecast to increase 9% in 2011 and 10% in 2012 according to the Henderson Forecast summary.  Spending for portable media players, set top boxes, LCD televisions, tablet and netbook computers and new household appliances filled with electronics continues to grow.  Smartphone deliveries roughly doubled during Q3 2010 compared to Q3 2009 and accounted for approximately 20% of total mobile phone shipments, according to market research firm Gartner Inc. The world’s appetite for electronics grows despite global economic stress, and this growth is driving the semiconductor industry.

We believe that our sales are driven by the same forces that propel the semiconductor industry.  We sell to the same firms that buy the semiconductors.  When their business grows, they buy more semiconductors which, in turn, require additional programming equipment to maintain production speeds or program new device technologies, driving demand for our products.

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

Growth drivers of NAND flash in Mobile Devices

•         Flash unit volume experiencing explosive growth

•         Increasing usage of NAND; replacing NOR due to its lower cost per bit

•         Densities continue to increase beyond 8GB driving the need for more advanced and secure programming capabilities

•         Higher densities driving new usage models such as tablet computers.

•         The shift to the iPhone, Blackberry, Android and other smart phones

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

•         Proliferation of programmable microcontrollers to support the next-generation electronic car systems

•         Increasing use of high-density flash to provide memory for advanced applications that require programming

Increasingly, OEMs are outsourcing their device programming needs to EMS contract manufacturers to reduce capital expense and maximize profit margins.  At the same time, these OEMs are also increasing their proprietary software content to accelerate new product introductions with more feature-rich, application-specific versions.  While the outsourcing of manufacturing processes is essential to maximizing an OEM’s profit margin, maintaining the integrity and control of the software, the OEM’s core intellectual property, is increasingly complex in this outsourced environment, especially given the global nature of the manufacturing supply chain.  Data I/O, with its comprehensive programming solution,provides OEM’s with the ability to manage, monitor, audit and secure the software supply chain.

During 2010, we sold products to over 750 customers throughout the world.  As of December 31, 2010 there were no customers that accounted for more than 10% of our 2010 net sales.  As of December 31, 2009, there was one customer, Flextronics, which accounted for approximately 12% of our 2009 net sales.  In 2008, there were no customers that accounted for more than 10% of 2008 net sales.

As of December 31, 2010 there were no customers that accounted for more than 10% of our accounts receivable balances.  As of December 31, 2009, one customer, Flextronics, represented approximately 23.2% of our accounts receivable balances.  As of December 31, 2008, Flextronics represented approximately 13.3% of our accounts receivable balances.

Geographic Markets and Distribution

Data I/O markets and sells our products through a combination of direct sales, internal telesales, and indirect sales representatives and distributors.  We continually evaluate our sales channels against our evolving markets and customersand realign them as necessary to ensure that we reach our customers in the most effective and efficient manner possible.

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives, and a direct telesales organization.  Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by Data I/O.  Net sales in the United States for 2010, 2009 and 2008 were $3,145,000, $2,268,000 and $4,070,000, respectively.

Foreign Sales

Foreign sales represented approximately 88%, 88% and 85% of net sales in 2010, 2009 and 2008, respectively.  We make foreign sales through our wholly-owned subsidiaries in Germany and China, as well as through independent distributors and sales representatives located in 42 other countries.  Our independent foreign distributors purchase Data I/O products in U.S. Dollars for resale and we recognize the sale at the time of shipment to the distributor.  As with U.S. sales representatives, sales made by international sales representatives are on an agency basis, with shipments made directly to the customer by us.

Net foreign sales for 2010, 2009 and 2008 were $23,250,000, $16,281,000 and $23,527,000, respectively.  We determine total foreign sales by the international geographic area into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S.to our foreign distributors and to our representatives’ customers.  Foreign sales do not include transfers between Data I/O and our foreign subsidiaries.  Export sales are subject to U.S. Department of Commerce regulations.  We have not, however, experienced difficulties to date as a result of these requirements.

Fluctuating exchange rates and other factors beyond our control, such as international monetary stability, tariff and trade policies, and U.S.and foreign tax and economic policies, affect the level and profitability of foreign sales.  We cannot predict the effect of such factors on our business, but we try to consider and respond to changes in these factors, particularly as the majority of our costs are U.S.-based while the vast majority of our sales are international.

Competition

The competition in the programming systems market is highly fragmented with a large number of smaller organizations offering inexpensive solutions.  While we are not aware of any published industry market information covering the programming systems market, according to our internal analysis of competitors we estimate that for 2008, 2009 and 2010, Data I/O revenues were at least twice the size of the next largest direct competitor and approximately four times the size of the second largest direct competitor.

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

Manufacturing, Raw Materials, and Backlog

Data I/O strives to manufacture and provide the best solutions for advanced programming.  We received the “Manufacturer of the Year” Award in the category of small manufacturers from the Association of Washington Business in 2010.  Data I/O primarily assembles and tests our products at our principal facility in Redmond, Washington and we outsource our circuit board manufacturing and fabrication.  We have transferred most of our FlashCORE adapter production to China.  We use a combination of standard components, proprietary custom ICs and fabricated parts manufactured to Data I/O specifications.  Two significant outside suppliers of Data I/O proprietary products are located in Germany: Yamaichi manufactures our specialty sockets and Haberer Electronic manufactures our Sprint non-automated programming systems.  Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer subassemblies, custom integrated circuits, hybrid circuits and connectors, are purchased from single sources.  We believe that additional sources can be developed for present single-source components without significant difficulties in obtaining supplies.  We cannot be sure that single-source components will always continue to be readily available.  If we cannot develop alternative sources for these components, or if we experience deterioration in relationships with these suppliers, there may be delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty, except for contracts calling for custom configuration.  To date, such cancellations have not had a material effect on our sales volume.  To meet customers’ delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders.  Most orders are scheduled for delivery within 1 to 60 days after receipt of the order.  Our backlog of pending orders was approximately $1.6 million, $1.9 million and $2.0 million as of December 31, 2010, 2009 and 2008, respectively.  The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

Research and Development

Data I/O believes that continued investment in research and development is critical to our future success.  We continue to develop new technologies and products and enhance existing products.  Future growth is to a large extent dependent upon the timely development and introduction of new products, as well as the development of algorithms to support the latest programmable devices.  We are currently focusing our research and development efforts on strategic growth markets, namely new programming technology and automated handling systems for the manufacturing environment, including new programmer technologies, support for the latest FLASH memories and microcontrollers, additional platforms and improvements for ProLINE-RoadRunner, and new software capabilities.  We also continue to focus on increasing our capacity and responsiveness for new device support requests from customers and programmable integrated circuit manufacturers by revising and enhancing our internal processes and tools.  During this past year, our research and development efforts resulted in the release ofProLINE- RoadRunner versions for MYDATA and Siemens SIPLACE X-Series placement machines, as well as additional enhancements to our new FlashCORE III programming architecture.

During 2010, 2009 and 2008, we made expenditures for research and development of $4,159,000, $4,128,000 and $4,464,000, respectively, representing 15.8%, 22.3% and 16.2% of net sales, respectively.  Research and development costs are expensed as incurred.

Patents, Copyrights, Trademarks, and Licenses

Data I/O relies on a combination of patents, copyrights, trade secrets and trademarks to protect our intellectual property, as well as product development and marketing skill, to establish and protect our market position.  We have continued to add new patents to our patent portfolio over the past few years as we developed strategic new technologies.

In March 2008, we closed the sale of selected patents and patent applications to Leannoux Properties AG L.L.C.  for net proceeds of approximately $3.3 million and reported a net gain of approximately $2.1 million.  The patents and patent applications sold relate primarily to technology used in Data I/O’s ProLINE-RoadRunner product line.  Data I/O retains a non-exclusive, royalty-free license to use the technology covered by these patents and applications.

Most of the patents sold relate to technology that Data I/O has been using for a number of years.  The sale monetizes the value of these patents, avoids future annual maintenance and patent defense expenses, and allows Data I/O royalty-free use of them.  The sale did not include technology related to the firm’s most recent development programs.

We attempt to protect our rights in proprietary software products, including TaskLink and other software products, by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in our licenses, and by requiring our employees to execute non-disclosure agreements.  Our software products are not typically sold separately from sales of programming systems.  However, on those occasions where software is sold separately, revenue is recognized when a sales agreement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.  For certain contract software development projects, revenue is recognized using the percentage-of-completion methodology.

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

Employees

As of December 31, 2010, we had a total of 95 employees, of which 39 were located outside the U.S. and 5 of which are part time.  We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demandand for special projects.  Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry.  None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable.  In foreign countries we have employment agreements or, in China, the Shanghai Foreign Services Co., Ltd.  (“FSCO”) labor agreement.

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

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 21, 2011:

Name	Age	Position

Frederick R. Hume	68	President and Chief Executive Officer

Joel S. Hatlen	52	Vice President, Finance Chief Financial Officer Secretary and Treasurer

Gordon B. Bluechel	48	Vice President, Operations and Administration

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

Joel S. Hatlen joined Data I/O in September 1991 and became Chief Accounting Officer and Corporate Controller in February 1997.  In January 1998, he was promoted to Vice President of Finance and Chief Financial Officer, Secretary and Treasurer.  He began his career at Data I/O as a Senior Tax Accountant and became Tax Manager in December 1992 and Corporate Controller in December 1993.  From September 1981 until joining Data I/O, Mr. Hatlen was employed by Ernst & Young LLP as a Certified Public Accountant, where his most recent position was Senior Manager.

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

We undertake no obligation to publicly update any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events or otherwise.  The reader should not unduly rely on our forward-looking statements.  The reader is advised, however, to consult any future disclosures Data I/O makes on related subjects in our 10-Q, 8-K and 10-K reports to the SEC and press releases.  Also, note that Data I/O provides the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business.  These are factors that we think could cause Data I/O’s actual results to differ materially from expected and historical results.  Other factors besides those listed here could also adversely affect Data I/O.  This discussion is permitted by the Private Securities Litigation Reform Act of  Reform Act of 1995.

RISK FACTORS

A decline in economic and market conditions may result in decreased capital spending and delayed or defaulted payments from our customers.

Our business is highly impacted by capital spending plans and other economic cycles that affect the users and manufacturers of integrated circuits.  These industries are highly cyclical and are characterized by rapid technological change, short product life cycles, and fluctuations in manufacturing capacity and pricing and gross margin pressures.  As we experienced in recent years and are currently experiencing, our operations may in the future reflect substantial fluctuations from period-to-period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending.  In a difficult economic climate it may take us longer to receive payments from our customers and some of our customers’ business may fail, resulting in non-payment.  These factors could have a material adverse effect on our business and financial condition.

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

•         technical problems in the development of a new programming system platform or the robotics for new automated handing systems

•         inability to hire qualified personnel

•         delays or failures to perform by third parties involved in our development projects

•         development of new services that are not accepted by the market

Delays in the development, completion and shipment of new products or services, or customers not accepting new products, may result in a decline in sales.

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

•         increased competition

•         timing of new product announcements

•         product or service releases and pricing changes by us or our competitors

•         market acceptance or delays in the introduction of new products or services

•         production constraints

•         quality issues

•         labor or material shortages (such as supply chain disruptions from the earthquake in Japan)

•         the timing of significant orders

•         the sales channel mix of direct vs. indirect distribution

•         civil unrest, war or terrorism

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

We have incurred operating losses in two of the last five years and five of the last ten years.  We will continue to examine our level of operating expense based upon our projected revenues.  Any planned increases in operating expenses may result in losses in future periods if projected revenues are not achieved.  As a result, we may need to generate greater revenues than we have recently to achieve and maintain profitability.  However, we cannot provide assurance that our revenues will increase and our strategy may not be successful, resulting in future losses.

We may need to raise additional capital and our future access to capital is uncertain.

Our past revenues have occasionally been, and our future revenues may again be insufficient to support the expense of our operations and any expansion of our business.  We may therefore need additional equity or debt capital to finance our operations.  If we are unable to generate sufficient cash flows from operations or to obtain funds through additional debt or equity financing, we may have to reduce some or all of our development and sales and marketing efforts and limit the expansion of our business.

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

Therefore, we may seek additional funding through public or private debt or equity financing or from other sources.  We have no commitments for additional financing, and given the current economic climate may experience difficulty in obtaining funding on favorable terms, if at all.  Any financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our Common Stock and may dilute your ownership interest

We may face increased competition and may not be able to compete successfully with current and future competitors.

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

International sales represented 88%, 88% and 85% of our net revenue for the fiscal years ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.  We expect that international sales will continue to be a significant portion of our net revenue.  International sales may fluctuate due to various factors, including:

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

•         civil unrest, political and economic instability

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

We have employees located in the U.S., Germany, and China.  We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand.  Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry.  None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable, though no assurance can be made that this will be the case in the future.  In China, our workers are “leased” with the arrangements made under the Shanghai Foreign Services Co., Ltd.  (“FSCO”) labor agreement and we could be adversely affected if we were unable to continue that arrangement.

Failure to comply with regulatory requirements may adversely affect our stock price and business.

As a public company, we are subject to numerous governmental and stock exchange requirements, with which we believe we are in compliance.  The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet by the required deadlines or we may fall out of compliance with, such as the internal controls auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not currently required to comply as we are a smaller reporting company.  Data I/O assumes it will continue to have the status of a smaller reporting company based on the aggregate market value of the voting and non-voting shares held as of June 30, 2010.  If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.  Our failure to meet regulatory requirements and exchange listing standards may result in actions such as: the delisting of our stock, impacting our stock’s liquidity; SEC enforcement actions; and securities claims and litigation.  Regulatory and other requirements related to climate change may impact certain of our customers which might impact the demand for certain of our products.

Government regulations regarding the use of "conflict" minerals could adversely affect our prospects and results of operations.

Proposed regulatory developments regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries could affect the sourcing and availability of minerals used in the manufacture of certain products. Although we do not buy raw materials, manufacture, or produce any electronic equipment using conflict minerals directly, the proposed regulation may affect some of our suppliers. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Also, because our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in the products that we sell.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Data I/O has a lease agreement for the Redmond headquarters facility lease for a 40,000 square foot office space located in Redmond, Washington, expiring in 2011.  The lease base annual rental payments during 2010, 2009 and 2008 were approximately $587,000, $570,000 and $556,000, respectively.

In addition to the Redmond facility, approximately 14,000 square feet is leased at three foreign locations, including our German sales, service and engineering operations located in Munich, Germany, under a five-year lease starting in 2010, a sales, service, and engineering office located in Shanghai, China under a two-year lease starting in 2009 and a logistics office located in Hong Kong under a one-year lease starting in 2010.

In February 2011, Data I/O entered into a lease amendment for the Redmond headquarters facility lease, extending it to August 2016, lowering the square footage to 33,676 and lowering the rental rate.

Item 3.  Legal Proceedings

As of December 31, 2010, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

As previously disclosed, on January 22, 2008, our former landlord, (now known as Rowley Properties, Inc.), filed a Complaint in the Superior Court of Washington for King County (No. 08-2-03518-2SEA) against Data I/O, Robert/Barbara Hiester and Steven/Jane Doe Hiester.  The claims against Data I/O include breach of agreement, waste, and an environmental remediation claim for contribution under RCW 70.105D.080.  No claim amount was specified in the Complaint.  The claims relate to a former circuit board fabrication business that Data I/O operated from 1978 to October 1988.  We sold that business to Circuit Partners whose officers and principal shareholders were Robert and Barbara Hiester.  We agreed to settle this case with Rowley Properties, Inc. with the settlement amount paid by our insurer.  In April of 2009, Rowley Properties, Inc. and Data I/O entered into a mutual release and settlement agreement in which they released each other from claims related to this case and Rowley Properties, Inc. indemnified Data I/O against any claims from the other defendants related to this case.

Item 4.  [Removed and Reserved]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows, for the periods indicated, the high and low price information for Data I/O’s Common Stock as reported by the NASDAQ Capital Market (NASDAQ symbol is DAIO).  The closing price was $5.74 on December 31, 2010.

	Period	High	Low

2010	Fourth Quarter	$6.05	$4.86
	Third Quarter	5.44	3.90
	Second Quarter	5.35	3.75
	First Quarter	4.73	3.67

2009	Fourth Quarter	$4.48	$3.65
	Third Quarter	4.19	2.66
	Second Quarter	3.56	2.51
	First Quarter	3.04	1.89

The approximate number of shareholders of record as of March 21, 2011 was 573.

Except for special cash dividend of $4.15 per share paid on March 8, 1989, Data I/O has not paid cash dividends on our Common Stock and does not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by Data I/O during the periods ended December 31, 2010 and December 31, 2009.

See Item 12 for the Equity Compensation Plan Information.

Share repurchase program

On January 27, 2010 Data I/O’s board of directors authorized a stock repurchase program of up to 1 million shares of common stock during 2010.  The shares could be purchased in the open market, by block purchases or in private transactions, based on prevailing market conditions and price limits.  The program could be suspended or discontinued at any time.  The shares repurchased could be available for re-issuance to satisfy employee stock plans and for other corporate purposes.  The board also approved entering into a Rule 10b5-1 trading plan, which allows Data I/O to repurchase our common stock in the open market during periods in which stock trading is otherwise closed for the company.  The discretionary repurchase provisions and the 10b5-1 provisions of the program became effective in March 2010.  As of December 31, 2010, no shares have been repurchased under this program.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking.  In particular, statements herein regarding economic outlook, industry prospects and trends; future results of operations or financial position; breakeven revenue point; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products or services; development, introduction and shipment of new products or services; changing foreign operations; and any other guidance on future periods are forward-looking statements.  Forward-

looking statements reflect management’s current expectations and are inherently uncertain.  Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  Data I/O is under no duty to update any of these forward-looking statements after the date of this Annual Report.  The Reader should not place undue reliance on these forward-looking statements.  The following discussions and the section entitled “Risk Factors – Cautionary Factors That May Affect Future Results” describes some, but not all, of the factors that could cause these differences.

OVERVIEW

We continued to focus on our primary goal of managing the business to grow profits while developing, launching and enhancing products to drive revenue and earnings growth.  Our challenge continues to be operating in a cyclical and rapidly evolving industry environment.  We are continuing our efforts to balance business geography shifts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.  We have retained TM Capital as a financial advisor to assist with developing a range of strategic options for Data I/O.

We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, and automated programming systems for the manufacturing environment.  We continue to focus on extending the capabilities and support for our FlashCORE architecture, and the ProLINE-RoadRunner, FLX, PS and FlashPAK product lines.  Our applications innovation strategy provides complete solutions to target customer’s business problems.  These solutions generally have a larger software element, may involve third-party components, and in many cases, will be developed or customized to address the specific requirements of individual customers.  We believe by adding these features to our strategic product platforms, we will continue to set ourselves apart from other product suppliers and elevate our relationships with our customers to a partner level.

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless, automotive, industrial controls and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts.  We continued to expand our China operations to take advantage of the growth of manufacturing in China and to operate close to our customers.  In August 2010, we added Dr. Qinghua (Ching) Ma to our management team as General Manager of Data I/O China.

We continued to address the effectiveness of our sales and marketing organization and sales channels by adding and changing channels and by providing all of our channel partners with extensive product and sales training.  We recognized the need to diversify our customer base and are continuing to take steps to broaden and improve our channels of distribution and representation to reach a greater number of customers.  We believe these channel changes helped us grow our business more rapidly, both by adding new customers and increasing penetration of existing accounts.

BUSINESSRESTRUCTURING PROGRESS

As a result of the business down turn we were experiencing in the fourth quarter of 2008 and the uncertain business outlook at that time, restructuring actions were taken to reduce expenses.  This resulted in restructuring charges, primarily related to severance, of $542,000 for the year 2008.  We took additional actions in 2009 totaling $203,000 to flatten and streamline the organization as well as reduce costs by decreasing the size of our Board and abandoning a portion of our building space.  At December 31, 2010, restructure costs of $58,000 remained accrued, which will be paid in 2011 or incorporated in a lease amendment in February 2011.

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

Data I/O believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition:  Sales of Data I/O’s semiconductor programming equipment are recognized at the time of shipment.  We have determined that our automated products have reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be considered a separate element.  These systems are standard products with published product specifications and are configurable with standard options.  We have based this determination upon the following: standardized factory production of the units; results from batteries of tests of product performance to our published specifications; quality inspections and installation standardization; past product operation validation with customers and the history provided by our installed base of products upon which the current versions were based.  When arrangements include multiple elements, we use objective evidence of fair value to allocate revenue to the various elements and recognize revenue when the criteria for revenue recognition have been met for each element.  The amount of revenue recognized is affected by our judgments as to the collectability of the transaction or whether an arrangement includes multiple elements and if so, whether specific objective evidence of fair value exists for those elements.  The measure of stand alone fair value of the product versus the service installation value component is determined by the amount Data I/O pays to independent representative service groups or the amount of additional discount given to independent distributors, to provide the service installation.  Changes to the elements in an arrangement and the ability to establish specific objective evidence for those elements could affect the timing of the revenue recognition.  These conditions maybe subjective and actual results may vary from the estimated outcome.

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

Certain fixed-price engineering services contracts that require significant production, modification, or customization of software, are accounted for using the percentage-of-completion method.  We use the percentage-of-completion method of accounting because it is the most accurate method to recognize revenue based on the nature and scope of certain of our fixed-price engineering services contracts. It is a better measure of periodic income results than other methods and it better matches revenue recognized with the cost incurred.  Percentage-of-completion is measured based primarily on input measures such as hours incurred to date compared to estimated total hours at completion, with consideration given to output measures, such as contract milestones, when applicable.  Significant judgment is required when estimating total hours and progress to completion on these arrangements which determines the amount of revenue we recognize as well as whether a loss is recognized if expected to be incurred upon project completion.  Revisions to hour and cost estimates are incorporated in the period the amounts are recognized if the results of the period have not been reported; otherwise, the revision of estimates are recognized in the period in which the facts that give rise to the revision become known.

We establish a reserve for sales returns based on historical trends in product returns and estimates for new items.  Data I/O has a stated return policy that customers can return standard products for any reason within 30 days after delivery, provided that the returned product is received in its original condition, including all packaging materials, for a refund of the price paid less a restocking charge of 30% of the total amount invoiced for the product returned, unless such restocking charge is waived by Data I/O.  For us to recognize revenue, the price is fixed or determinable at the date of the sale, the buyer has paid or is obligated to pay and the obligation is not contingent on resale of the product, the buyer’s obligation would not be changed in the event of theft, physical destruction or damage to the product, the buyer acquiring the product for resale has economic substance apart from Data I/O and we have  no contractual obligations for future performance to directly bring about the resale of the product by the buyer.

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

Tax Valuation Allowances:  Given the uncertainty created by our loss history, as well as the cyclical nature of our industry and capital spending in general, Data I/O expects to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances.  We expect, therefore, that reversals of the tax valuation allowance will take place as we are able to take advantage of the underlying tax loss or other attributes in carry forward.  The transfer pricing and expense or cost sharing arrangements are complex areas where judgments, such as the determination of arms-length arrangements, can be subject to challenges by different tax jurisdictions.

Share-based Compensation:  We accounted for share-based awards made to our employees and directors, including employee stock option awards and restricted and performance share awards, using the estimated grant date fair value method of accounting.  We estimate the fair value using the Black-Scholes valuation model, which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock.  Changes in the subjective assumptions required in the valuation model may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.  Beginning in the second quarter of 2006, restricted stock awards were granted.  Employee Stock Purchase Plan (“ESPP”) shares were issued under provisions that do not require us to record any equity compensation expense.

Results of Operations

Net Sales

Net sales by product line	2010	Change	2009
(in thousands)
Automated programming systems	$16,798	49.3%	$11,249
Non-automated programming systems	9,598	31.5%	7,300
Total programming systems	$26,396	42.3%	$18,549

Net sales by location	2010	Change	2009
(in thousands)
United States	$3,145	38.7%	$2,268
% of total	11.9%		12.2%
International	$23,251	42.8%	$16,281
% of total	88.1%		87.8%

For the year ended December 31, 2010, compared to the same period of 2009, revenues increased by approximately $7.9 million or 42.3% for the year.  The increase is the result of the economic recovery that began in the third quarter of 2009 and continued through 2010.  We experienced higher revenues across all of our FlashCore product families and sales geographies.   Automated systems posted the strongest gains in 2010.  Wireless smart phone-related business was our strongest customer segment and was the first segment to adopt our new FlashCORE III technology.  Automotive and programming center-related business showed some recovery in 2010, and tablet computer manufacturers represented a new growth area, as they also selected our new FlashCore III platforms.  For non-automated systems, our FlashPAK family, primarily manual manufacturing use systems, used especially in Asia, increased 70% while our legacy Unifamily systems declined 10%.

International sales for the year ended 2010 were 88.1% of sales.  International sales increased by approximately 42.8% compared to the same period in 2009.  By geographic region, sales in Asia increased 87%, sales in Europe increased 42%, and sales in the Americas increased by 15%.  Sales in the Americas were impacted by a decline in sales in Mexico, which we attribute primarily to the violence taking place there during 2010, which impacted our customer’s location of new projects there.  Our backlog was $1.6 million on December 31, 2010 compared to $1.9 million on December 31, 2009.  Deferred revenue was $1.6 million on December 31, 2010, compared to $1.5 million on December 31, 2009.

During 2010, FlashCORE III was an important driver of business as it is focused on programming the latest high density flash devices.  It also gives us an opportunity to replace or upgrade our installed base of systems for customers using these newer devices.  During 2011, we plan to introduce additional new product solutions, software and product enhancements.

We believe that the forecast growth in the semiconductor industry, as well as expectations for capital equipment spending growth of 9% in 2011 and 10% in 2012 and the attractive growth forecast for our wireless and consumer electronics customers, combined with our new products, bodes well for growing dem and for our systems during the coming year.

Gross Margin

(in thousands)	2010	Change	2009
Gross margin	$15,344	54.0%	$9,961
Percentage of net sales	58.1%		53.7%

Gross margins increased by approximately $5.4 million for the year ended December 31, 2010.  Gross margin as a percentage of sales in 2010 was 58.1%, compared with 53.7% in 2009.  This gross margin percentage increase, compared to 2009,was primarily due to the impact of increased sales volume relative to fixed operating costs, lower factory variances, increased software revenues and a higher-margin product mix.  These margin improvements were offset in part by the additional engineering costs associated with custom development contracts.

Research and Development

(in thousands)	2010	Change	2009
Research and development	$4,159	0.8%	$4,128
Percentage of net sales	15.8%		22.3%

Research and development (“R&D”) spending for the year ended December 31, 2010 increased by $31,000 compared to the same period in 2009.  We increased our spending on R&D to accelerate new product initiatives, especially for outside contractor and professional services spending. Partially offsetting this was the reclassification of approximately $402,000  in engineering spending on certain custom development contracts to operating cost in cost of goods sold for 2010.  R&D spending as a percentage of sales decreased, due to the increased revenue for the year, falling back in line with our business model target of 15%.  Data I/O’s R&D objectives are focused on the development of new hardware and software offerings, as well as continued platform enhancements and application innovation for our existing product lines.

Our R&D spending also fluctuates based on the number and the development stage of projects.  New products introduced in 2010 included ProLINE-RoadRunner versions for MYDATA and SIPLACE X-Series placement machines and enhancements to FlashCORE III, our new programming architecture.

We believe it is essential to invest in R&D to significantly enhance our existing products and to create new products as markets develop and technologies change.  In addition to product development, a significant part of R&D spending is on creating software and support for new devices introduced by the semiconductor companies.  We are focusing our R&D efforts on strategic growth markets, including new programming technology and automated programming systems for the manufacturing environment; particularly extending the capabilities and support for our FlashCORE programmer architecture and automated handling solutions.

Selling, General and Administrative

(in thousands)	2010	Change	2009
Selling, general & administrative	$7,685	18.4%	$6,489
Percentage of net sales	29.1%		35.0%

Selling, general and administrative (“SG&A”) expenses were up $1.2 million or 18% for the year 2010 compared with 2009.  The primary items resulting in this increase were:

  Higher incentive compensation of $427,000, due to improved and above-target financial results
  Increased sales commissions of $222,000, due to increased commissionable sales volume
  Increased personnel costs of $322,000 due to new hires, raises, benefits and unused vacation accruals
  Increased use of professionals and consultants of $190,000 for information technology projects, investor relations, training, recruiting and board consultants

Interest

(in thousands)	2010	Change	2009
Interest income	$52	2.0%	$51
Interest expense	$11	(45.0%)	$20

Interest income increased by $1,000 for the twelve month period ending December 31, 2010 compared to the same period in 2009 due to the higher cash balance.  Interest expense decreased for the twelve month period ending December 31, 2010 compared to the same period in 2009 due to lower balances on the equipment capital lease.

Income Taxes

(in thousands)	2010	Change	2009
Income tax expense	$274	41.2%	$194

Income tax expense for 2010 relates to foreign and state income taxes and the Federal alternative minimum tax.  For 2009, income tax expense was related to foreign and state income taxes.

For financial reporting purposes, Data I/O established tax valuation reserves against our deferred tax assets because of the uncertainty relating to the realization of such asset values.  We had valuation allowances of $9.0 million and $9.3 million at December 31, 2010 and 2009, respectively.  Given the uncertainty created by our past loss history and the cyclical nature of the industry in which we operate, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Inflationand changes in Foreign currency exchange rates

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates of exchange during the year.  We recognized foreign currency transaction gains and (losses) of ($268,000) and $176,000 in 2010 and 2009, respectively.  The transaction gains or losses resulted primarily from translation adjustments to foreign inter-company accounts; sales by our German subsidiary to certain customers, which were invoiced in US dollars; and unhedged Brazilian intercompany balances.

Financial Condition

Liquidity and Capital Resources

(in thousands)	2010	Change	2009
Working capital	$22,603	$3,867	$18,736

At December 31, 2010, Data I/O’s principal sources of liquidity consisted of existing cash and cash equivalents.  Our working capital increased by approximately $3.9 million during 2010 and our current ratio was 5.2 for both 2010 and 2009.

For the year ended December 31, 2010, our cash and cash equivalents increased by $3.3 million, primarily due to cash received from operating activities totaling approximately $4.3 million.

We used approximately $1.1 million of cash from investing activities during the year ended December 31, 2010 to purchase property, plant and equipment.  We expect that we will continue to make capital expenditures to support our business and anticipate that present working capital will be sufficient to meet our operating requirements.  Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, we require substantial working capital to fund our operations.  Over the last several years, we restructured our operations to lower our costs and operating expenditures in certain geographic regions and to lower the level of revenue required for our net income breakeven point, to preserve our cash position and to focus on profitable operations.  Offsetting these actions are our investments in expanded operations in China, equipment, and hiring new key personnel.  Given our strong cash position of $18.9 million as of December 31, 2010, we believe that we have sufficient working capital available under our operating plan to fund our operations, business investment and capital requirements through at least December 31, 2011.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

Long-term debt

(in thousands)	2010	Change	2009
Long-term debt	$0	($90)	$90

During the third quarter of 2006, the Company entered into a five year capital lease agreement in the amount of $591,145.  The lease was used to fund new equipment and installation associated with our move to the new facility in July of 2006.  The remaining amount accrued relating to this lease is in the current portion of long-term debt.

OFF-balance sheet arrangements

Except as noted in Note 8, “Operating Lease and Other Commitments,” Data I/O had no off-balance sheet arrangements.

Share repurchase program

On January 27, 2010 Data I/O’s board of directors authorized a stock repurchase program of up to 1 million shares of common stock during 2010.  Shares could be purchased in the open market, by block purchases or in private transactions, based on prevailing market conditions and price limits.  The program could be suspended or discontinued at any time.  The shares repurchased could be available for re-issuance to satisfy employee stock plans and for other corporate purposes.  The board also approved entering into a Rule 10b5-1 trading plan, which allows Data I/O to repurchase our common stock in the open market during periods in which stock trading is otherwise closed for the company.  The discretionary repurchase provisions and the 10b5-1 provisions of the program became effective in March 2010.  As of December 31, 2010 no shares have been repurchased under this program.

Share holder Rights Plan

Data I/O’s Shareholder Rights Plan dated April 4, 1998 was scheduled to expire on April 4, 2008.  Data I/O’s Board of Directors amended and extended the Shareholder Rights Plan for an additional 10-year term on April 3, 2008.

NEWACCOUNTINGPRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU 2010-06"), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010.  The impact of adoption of this standard had no financial effect on the accompanying consolidated financial statements.

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

See pages 26 through 42.

report of Independent REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Data I/O Corporation

We have audited the accompanying consolidated balance sheets of Data I/O Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2010.  Our audits of the basic consolidated financial statements included the consolidated financial statement schedule (Schedule II).  These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Data I/O Corporation and subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/S/GRANT THORNTON LLP
Seattle, Washington
March 30, 2011

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,942	$15,642
Trade accounts receivable, net of allowance for doubtful accounts of $138 and $171	4,975	3,192
Inventories	3,570	3,947
Other current assets	528	434
TOTAL CURRENT ASSETS	28,015	23,215

Property, plant and equipment – net	1,256	1,819
Other assets	153	102
TOTAL ASSETS	$29,424	$25,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,234	$970
Accrued compensation	1,578	1,010
Deferred revenue	1,572	1,462
Other accrued liabilities	770	714
Accrued costs of business restructuring	58	100
Income taxes payable	108	91
Current portion long-term debt	92	132
TOTAL CURRENT LIABILITIES	5,412	4,479

Long-term other payables	47	69
Long-term debt	-	90

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 9,027,867 and 8,955,885 shares	22,172	21,758
Accumulated earnings (deficit)	900	(2,112)
Accumulated other comprehensive income	893	852
TOTAL STOCKHOLDERS’ EQUITY	23,965	20,498
TOTAL LIABILITIES ANDSTOCKHOLDERS’ EQUITY	$29,424	$25,136

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2010	2009

Net Sales	$26,396	$18,549
Cost of goods sold	11,052	8,588
Gross margin	15,344	9,961
Operating expenses:
Research and development	4,159	4,128
Selling, general and administrative	7,685	6,489
Provision for business restructuring	-	203
Total operating expenses	11,844	10,820
Gain on sale of assets	13	35
Operating income (loss)	3,513	(824)
Non-operating income (expense):
Interest income	52	51
Interest expense	(11)	(20)
Foreign currency transaction gain (loss)	(268)	176
Total non-operating income (loss)	(227)	207
Income (loss) before income taxes	3,286	(617)
Income tax (expense) benefit	(274)	(194)
Net income (loss)	$3,012	($811)

Basic earnings (loss) per share	$0.33	($0.09)
Diluted earnings (loss) per share	$0.33	($0.09)
Weighted-average basic shares	8,997	8,917
Weighted-average diluted shares	9,122	8,917

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except per share amounts)

	Common Stock		Retained Earnings (Deficit)	Accumulated Other and Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount

Balance at December 31, 2008	8,869,245	$21,331	($1,301)	$810	$20,840
Stock options exercised	74,305	95			95
Stock awards issued, net of tax withholding	5,065	-			-
Issuance of stock through Employee Stock Purchase Plan	7,270	20			20
Share-based compensation	-	312			312
Comprehensive income:
Net income			(811)		(811)
Translation Adjustment				42	42
Total comprehensive income					(769)
Balance at December 31, 2009	8,955,885	$21,758	($2,112)	$852	$20,498

Stock options exercised	60,551	74			74
Stock awards issued, net of tax withholding	6,689	-			-
Issuance of stock through Employee Stock Purchase Plan	4,742	21			21
Share-based compensation	-	319			319
Comprehensive income:
Net income			3,012		3,012
Translation Adjustment				41	41
Total comprehensive income					3,053
Balance at December 31, 2010	9,027,867	$22,172	$900	$893	$23,965

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,012	($811)
Adjustments to reconcile income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,117	1,011
Gain on sale of assets	(13)	(35)
Equipment transferred to cost of goods sold	516	13
Share-based compensation	319	312
Net change in:
Trade accounts receivable	(1,810)	2,491
Inventories	333	1,117
Other current assets	(101)	(17)
Accrued cost of business restructuring	(100)	(231)
Accounts payable and accrued liabilities	929	(874)
Deferred revenue	182	(140)
Deposits and other long-term assets	(54)	(1)
Net cash provided by (used in) operating activities	4,330	2,835

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,070)	(611)
Net proceeds from sale of assets	13	42
Cash provided by (used in) investing activities	(1,057)	(569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under plans	95	115
Payment of capital lease obligation	(130)	(121)
Cash provided by (used in) financing activities	(35)	(6)
Increase (decrease) in cash and cash equivalents	3,238	2,260

Effects of exchange rate changes on cash	62	78
Cash and cash equivalents at beginning of year	15,642	13,304
Cash and cash equivalents at end of year	$18,942	$15,642

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$13	$23
Income Taxes	$305	$165

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Significant estimates include:

•         Revenue Recognition

•         Allowance for Doubtful Accounts

•         Inventory

•         Warranty Accruals

•         Tax Valuation Allowances

•         Share-based Compensation

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

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of 90 days or less are considered cash equivalents.  The Company maintains its cash and cash equivalents with major financial institutions in the United States of America, which are insured by the Federal Deposit Insurance Corporation (FDIC), and foreign jurisdictions.  Deposits in U.S. banks may exceed the FDIC insurance limit.  The Company has not experienced any losses on its cash and cash equivalents.  Cash and cash equivalents held in foreign bank accounts totaled $6,943,755 at December 31, 2010.

Fair Value of Financial Instruments

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature.  These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities, and capital lease obligations.

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

The Company regularly reviews all of its long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded.  Based on this evaluation, no impairment was noted for the years ended December 31, 2010 and 2009.

Intangible Assets

Intangible assets include capitalized costs, technical and product rights, patent, trademarks, and other intellectual property.  Intangible assets are stated at cost and amortized to operations over their estimated useful lives or statutory lives, whichever is shorter.  Capitalized intangible assets are included in other long term assets on the balance sheet.  We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a fair value approach.  No such impairment was recognized for the years ended December 31, 2010 and 2009.

Patent Costs

We expense external costs, such as filing fees and associated attorney fees, incurred to obtain patents. We also expense costs associated with maintaining and defending patents subsequent to their issuance.

Income Taxes

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

We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period, which is typically one year.  We establish a reserve for sales returns based on historical trends in product returns and estimates for new items.  We have a stated return policy that customers can return standard products for any reason within 30 days after delivery provided that the returned product is received in its original condition, including all packaging materials, for a refund of the price paid less a restocking charge of 30% of the total amount invoiced for the product returned, unless such restocking charge is waived by us. We recognize revenue when, the price is fixed or determinable, the buyer has paid or is obligated to pay and the obligation is not contingent on resale of the product, the buyer’s obligation would not be changed in the event of theft, physical destruction or damage to the product, the buyer acquiring the product for resale has economic substance apart from the Company and we do not have significant obligations for future performance to directly bring about the resale of the product by the buyer.

Sales were recorded net of actual sales returns and changes to the associated sales return reserve.  Sales return reserves were $66,000 and $102,000 at December 31, 2010 and 2009, respectively.

When we sell software separately, we recognize software revenue upon shipment provided that no significant obligations remain on our part, substantive acceptance conditions, if any, have been met and when the fee is fixed and determinable and when collection is deemed probable.

Certain fixed-price engineering services contracts that require significant production, modification, or customization of software, are accounted for using the percentage-of-completion method.  We use the percentage-of-completion method of accounting because it is the most accurate method to recognize revenue based on the nature and scope of certain of our fixed-price engineering services contracts. It is a better measure of periodic income results than other methods and it better matches revenue recognized with the cost incurred.  Percentage-of-completion is measured based primarily on input measures such as hours incurred to date compared to estimated total hours at completion, with consideration given to output measures, such as contract milestones, when applicable.  Significant judgment is required when estimating total hours and progress to completion on these arrangements which determines the amount of revenue we recognize as well as whether a loss is recognized if expected to be incurred upon project completion.  Revisions to hour and cost estimates are incorporated in the period the amounts are recognized if the results of the period have not been reported; otherwise, the revision of estimates are recognized in the period in which the facts that give rise to the revision become known.

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

Advertising Expense

Data I/O expenses advertising costs as incurred.  Total advertising expenses were approximately $197,000 and $97,000 in 2010 and 2009, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share exclude any dilutive effects of stock options.  Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period.  The common stock equivalent shares from equity awards used in calculating diluted earnings per share were 125,089 and 0 for the years ended December 31, 2010 and 2009 respectively.  Options to purchase 48,148 and 739,777 shares of common stock were outstanding as of December 31, 2010 and 2009, respectively, but were excluded from the computation of diluted EPS for the period then ended because the options were anti-dilutive.

Diversification of Credit Risk

Financial instruments, which potentially subject Data I/O to concentrations of credit risk, consist primarily of trade receivables.  Our trade receivables are geographically dispersed and include customers in many different industries.  At December 31, 2010, there were no customers that represented 10% or more of our total consolidated accounts receivable balance.  As of December 31, 2009, the combined subsidiaries accounts receivable of one customer, Flextronics, represented approximately 23.2% of our total consolidated accounts receivable balance and there were no other customers that represented 10% or more.    We believe that risk of loss is significantly reduced due to the diversity of our end-customers and geographic sales areas.  We perform on-going credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, or prepayment whenever deemed necessary.

Derivatives

Data I/O accounts for derivative instruments and hedging activities under ASC 815 “Derivatives and Hedging Activities.”  These standards require recognition of derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value.

In 2009, Data I/O utilized forward foreign exchange contracts to reduce the impact of foreign currency exchange rate risks in situations where natural hedging strategies cannot be effectively employed.  All of our hedging instruments, when used, are fair value hedges.  Generally, these contracts have maturities less than one year and requireus to exchange foreign currencies for U.S. dollars at maturity.  As of December 31, 2009 we had closed out all hedges and had no foreign exchange contracts outstanding.  We did not employ foreign currency hedging in 2010.

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

New Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU 2010-06"), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010.  The impact of adoption of this standard had no financial effect on the accompanying consolidated financial statements.

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

NOTE 2 – RECLASSIFICATIONS

Certain prior periods’ balances have been reclassified to conform to the presentation used in the current period.

NOTE 3 – PROVISION FOR BUSINESS RESTRUCTURING

As a result of the business down turn we were experiencing in the fourth quarter of 2008 and the uncertain business outlook at that time, restructuring actions were taken to reduce expenses.  This resulted in restructuring charges, primarily related to severance, of $542,000 for the year.  We took additional actions in 2009 totaling $203,000 to flatten and streamline the organization as well as reduce costs by decreasing the size of our Board and abandoning a portion of our building space.  At December 31, 2010, restructure costs of $58,000 remained accrued.

An analysis of the restructuring is as follows (in thousands):

(in thousands)	Reserve Balance 12/31/2008	2009 Expense	2009 Payments/ Write-Offs	Reserve Balance 12/31/2009	2010 Expense	2010 Payments/ Write-Offs	Reserve Balance 12/31/2010
Downsizing US operations
Employee severance	$80	$34	$114	$ -	$ -	$ -	$ -
Facility & other costs	7	208	57	158	-	100	58
Downsizing foreign operations:
Employee severance	289	(67)	222	-	-	-	-
Facility & other costs	13	28	41	-	-	-	-
Total	$389	$203	$434	$158	$ -	$100	$58

NOTE 4 – ACCOUNTS RECEIVABLE, NET

Receivables consist of the following:

(in thousands)	December 31, 2010	December 31, 2009
Trade accounts receivable	$5,113	$3,363
Less allowance for doubtful receivables	138	171
Trade accounts receivable, net	$4,975	$3,192

Changes in Data I/O’s allowance for doubtful accounts are as follows:

(in thousands)	December 31, 2010	December 31, 2009
Beginning balance	$171	$142
Bad debt expense (reversal)	41	42
Accounts written-off	(74)	(18)
Recoveries	0	5
Ending balance	$138	$171

NOTE 5 – INVENTORIES

Net inventories consisted of the following components:

(in thousands)	December 31, 2010	December 31, 2009
Raw material	$2,098	$2,007
Work-in-process	772	979
Finished goods	700	961
Inventories	$3,570	$3,947

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

(in thousands)	December 31, 2010	December 31, 2009
Leasehold improvements	$396	$393
Equipment	8,264	8,184
	8,660	8,577
Less accumulated depreciation	7,404	6,758
Property and equipment - net	$1,256	$1,819

Total depreciation expense recorded for 2010 and 2009 was $1,130,000 and $1,055,000 respectively.

NOTE 7 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

(in thousands)	December 31, 2010	December 31, 2009
Product warranty	$376	$291
Sales return reserve	66	102
Deferred rent	45	118
Other taxes	109	94
Other	174	109
Other accrued liabilities	$770	$714

The changes in Data I/O’s product warranty are as follows:

(in thousands)	December 31, 2010	December 31, 2009
Liability, beginning balance	$291	$400
Net expenses	751	583
Warranty claims	(751)	(583)
Accrual revisions	85	(109)
Liability, ending balance	$376	$291

NOTE 8 – OPERATING LEASE AND OTHER COMMITMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At December 31, 2010, the purchase and other obligations totaled $1,088,000, all of which are 2010 commitments.  Any amounts reflected on the balance sheet as accounts payable, accrued liabilities, and notes payable are excluded from the below table.  As of December 31, 2010 Data I/O had commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

(in thousands)	Operating Leases
2011	$721
2012	162
2013	126
2014	97
2015	32
Thereafter	-
Total	$1,138

Lease and rental expense was $1,084,000 and $1,142,000 in 2010 and 2009, respectively.  Rent expense is recorded on a straight line basis, over the term of the lease, for leases that contain fixed escalation clauses.  Data I/O has renewal options on substantially all of our major leases.  Data I/O has a lease agreement for the Redmond headquarters facility lease for a 40,000 square foot office space located in Redmond, Washington, expiring in 2011.  The lease annual base rental payments during 2010 and 2009 were approximately $587,000 and $570,000, respectively.

In addition to the Redmond facility, approximately 14,000 square feet is leased at three foreign locations, including our German sales, service and engineering operations located in Munich, Germany, under a five-year lease starting in 2010, two sales, service, and engineering offices located in Shanghai, China under a two-year lease starting in 2009 and a logistics office located in Hong Kong under a one-year lease starting in 2010.

In February 2011, Data I/O entered into a lease amendment for the Redmond headquarters facility lease, extending it to August 2016, lowering the square footage to 33,676 and lowering the base rental rate.

NOTE 9 – CONTINGENCIES

As of December 31, 2010, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

As previously disclosed, on January 22, 2008, our former landlord, (now known as Rowley Properties, Inc.), filed a Complaint in the Superior Court of Washington for King County (No. 08-2-03518-2SEA) against Data I/O, Robert/Barbara Hiester and Steven/Jane Doe Hiester.  The claims against Data I/O include breach of agreement, waste, and an environmental remediation claim for contribution under RCW 70.105D.080.  No claim amount was specified in the Complaint.  The claims relate to a former circuit board fabrication business that Data I/O operated from 1978 to October 1988.  We sold that business to Circuit Partners whose officers and principal shareholders were Robert and Barbara Hiester.  We agreed to settle this case with Rowley Properties, Inc. with the settlement amount paid by our insurer.  In April of 2009, Rowley Properties, Inc. and Data I/O entered into a mutual release and settlement agreement in which they released each other from claims related to this case and Rowley Properties, Inc. indemnified Data I/O against any claims from the other defendants related to this case.

NOTE 10 – STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2010, there were 513,509 shares of Common Stock reserved for issuance of which 278,707 shares are available for future grant under Data I/O’s 2000 Stock Compensation Incentive Plan (“2000 Plan”).  Pursuant to this 2000 Plan, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years.  Options granted under the plans have a maximum term of six years from the date of grant.  Stock awards may also be granted under the 2000 Plan.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, eligible employees may purchase shares of Data I/O’s Common Stock at six-month intervals at 95% of the fair market value on the last day of each six-month period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period.  During 2010 and 2009, a total of 4,742 and 7,270 shares, respectively, were purchased under the plan at average prices of  $4.42 and $2.68 per share, respectively.  At December 31, 2010, a total of 83,470 shares were reserved for future issuance.  The 5% discount allowed under the ESPP is not considered compensatory under authoritative guidance from the FASB.

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

Director Fee Plan

Data I/O has a Director Fee Plan, not currently in use, which had provided for payment to directors who are not employees of Data I/O Corporation by delivery of shares of Data I/O’s Common Stock.  No shares were issued from the plan for 2010 or 2009 board service and 151,332 shares remain available in the plan as of December 31, 2010.

Retirement Savings Plan

Data I/O has a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  Under the plan, participating U.S. employees may defer their pre-tax salary, subject to IRS limitations.

In fiscal years 2010 and 2009, Data I/O contributed one dollar for each dollar contributed by a participant, with a maximum contribution of 4% of a participant’s earnings.  Data I/O’s matching contribution expense for the savings plan was approximately $185,000 and $176,000 in 2010 and 2009.

Share Repurchase Program

On January 27, 2010 Data I/O’s board of directors authorized a stock repurchase program of up to 1 million shares of common stock during 2010.  The shares could be purchased in the open market, by block purchases or in private transactions, based on prevailing market conditions and price limits.  The program could be suspended or discontinued at any time.  The shares repurchased could be available for re-issuance to satisfy employee stock plans and for other corporate purposes.  The board also approved entering into a Rule 10b5-1 trading plan, which allows Data I/O to repurchase our common stock in the open market during periods in which stock trading is otherwise closed for the company.  The discretionary repurchase provisions and the 10b5-1 provisions of the program became effective in March 2010.  As of December 31, 2010 no shares have been repurchased under this program.

NOTE 11– SHARE-BASED COMPENSATION

Data I/O began using the modified prospective method of accounting for share-based compensation beginning January 1, 2006.  Accordingly, during the years ended December 31, 2009, 2008, 2007 and 2006,we recorded share-based compensation expense for awards granted prior to but not yet vested as of January 1, 2006 as if the fair value method required for pro forma disclosure under the standard were in effect for expense recognition purposes adjusted for estimated forfeitures.  For share-based awards granted after January 1, 2006, we have recognized compensation expense based on the estimated grant date fair value method required under the standard.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.  This supersedes the Company’s previous accounting methodology, under which, following authoritative FASB guidance, the Company did not recognize compensation expense.

The impact on our results of operations of recording share-based compensation for the year ended December 31, 2010 and 2009 was as follows:

(in thousands)	2010	2009
Cost of goods sold	$33	$24
Research and development	29	27
Selling, general and administrative	257	261
Total share-based compensation	$319	$312

Impact on net income (loss) per share:
Basic and diluted	($0.04)	($0.04)

Approximately $7,000 and $6,000 of share-based compensation was capitalized within inventory for the years ended December 31, 2010 and 2009, respectively.

The fair value of share-based awards for employee stock option awards and employee stock purchases made under our Employee Stock Purchase Plan were estimated at the date of grant using the Black-Scholes valuation model.  The volatility and expected life of the options used in calculations the fair value of share-based awards may exclude certain periods of historical data that we considered atypical and not likely to occur in future periods.  The following weighted average assumptions were used to calculate the fair value of options granted during the years ended December 31:

	Employee Stock
	Options
	2010	2009
Risk-free interest rates	1.66%	2.42%
Volatility factors	0.56	0.61
Expected life of the option in years	4.00	4.00
Expected dividend yield	None	None

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

The weighted average grant date fair value of options granted under our stock option plans for the twelve month period ending December 31, 2010 and 2009 was $1.88 and $1.50, respectively.  The following table summarizes stock option activity under our stock option plans for the twelve months ended December 31:

	2010		2009
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of year	737,308	$3.63	904,231	$3.58
Granted	225,000	4.34	185,500	3.09
Exercised	(120,717)	2.85	(144,251)	2.09
Cancelled, Expired or Forfeited	(7,750)	3.21	(208,172)	3.97
Outstanding at end of year	833,841	$3.94	737,308	$3.63

Vested or expected to vest at the end of the period	764,398	$3.94	683,552	$3.62
Exercisable at end of year	471,319	$3.80	458,748	$3.43

The stock options outstanding and exercisable for equity share-based payment awards under our stock option plans as of December 31, 2010 were in the following exercise price ranges:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted-Average Exercise Price	Aggregate Intrinsic Value
$2.49 - $2.77	109,155	0.46	$2.51		108,030	$2.50
$3.05 - $3.07	174,061	4.37	$3.07		66,814	$3.07
$3.24 - $3.88	191,625	2.03	$3.78		178,782	$3.78
$3.94 - $4.45	225,000	5.29	$4.29		34,068	$4.25
$4.49 - $5.98	134,000	3.56	$5.90		83,625	$5.95
	833,841	3.44	$3.94	$1,529,472	471,319	$3.80	$932,353

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company closing stock price of $5.74 at December 31, 2010, which would have been received by award holders had all award holders exercised their stock options that were in-the-money as of that date.  The aggregate intrinsic value of awards exercised during the twelve month period ended December 31, 2010 was $207,278.

Restricted stock award including performance-based stock award activity under our share-based compensation plan was as follows:
	2010		2009
	Awards	Weighted - Average Grant Date Fair Value	Awards	Weighted - Average Grant Date Fair Value
Outstanding at beginning of year	24,711	$4.23	22,323	$4.93
Granted	12,500	4.30	10,200	3.07
Vested	(9,066)	4.25	(6,801)	4.70
Cancelled	(2,910)	4.14	(1,011)	4.30
Outstanding at end of year	25,235	$4.27	24,711	$4.23

As of December 31, 2010 and 2009, there were $737,104 and $571,716, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans.  That cost is expected to be recognized over a weighted average period of 3.44 and 2.81 years as of December 31, 2010 and 2009, respectively.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME

Ending accumulated balances for each item in accumulated other comprehensive income are as follows:

	Year Ended Dec. 31,
(in thousands)	2010	2009
Unrealized currency gains	$893	$852
Accumulated other comprehensive income (loss)	$893	$852

NOTE 13– INCOME TAXES

Data I/O accounts for income taxes using the liability method as prescribed by the ASC.

Components of income (loss) before taxes:

	Year Ended Dec. 31,
(in thousands)	2010	2009
U.S. operations	$1,948	($1,278)
Foreign operations	1,338	661
	$3,286	($617)

Income tax expense (benefit) consists of:

Current tax expense (benefit):
U.S. federal	$3	$ -
State	9	11
Foreign	262	183
	$274	$194
Deferred tax expense (benefit) – U.S. federal	-	-
Total income tax expense (benefit)	$274	$194

A reconciliation of Data I/O’s effective income tax and the U.S. federal tax rate is as follows:

	Year Ended Dec. 31,
(in thousands)	2010	2009
Statutory tax	$1,117	($210)
State and foreign income tax, net of federal income tax benefit	(446)	(157)
Valuation allowance for deferred tax assets	(397)	561
Total income tax expense (benefit)	$274	$194

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below:

	Year Ended Dec. 31,
(in thousands)	2010	2009
Deferred income tax assets:
Allowance for doubtful accounts	$33	$53
Inventory and product return reserves	671	775
Compensation accruals	756	694
Accrued liabilities	(35)	144
Book-over-tax depreciation and amortization	281	313
Foreign net operating loss carryforwards	771	549
U.S. net operating loss and credit carryforwards	6,486	6,749
	8,963	9,277
Valuation Allowance	(8,963)	(9,277)
Total Deferred Income Tax Assets	$ -	$-

The valuation allowance for deferred tax assets decreased $314,000 during the year ended December 31, 2010, due primarily to net income, allowing recognition of deferred tax assets.  The valuation allowance for deferred tax assets increased $596,000 during the year ended December 31, 2009, due primarily to the net loss resulting in new reserves on the increased deferred tax assets.  The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding Data I/O’s ability to utilize such assets in future years.  Although we have had recent profitable operations, this full valuation allowance evaluation is based upon our volatile history of losses and the cyclical nature of our industry and capital spending.  Credit carryforwards consist primarily of research and experimental and alternative minimum tax credits.  U.S. net operating loss carryforwards expire beginning in 2020 to 2030.  Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

On January 1, 2007, we adopted a new accounting standard meant to clarify the accounting and disclosure for uncertainty in income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  It also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition, and clearly scopes income taxes out of the ASC Statement which addresses accounting for contingencies.  The adoption of this standard had no impact on the Company’s financial statements.  There were $98,000 and $79,000 of unrecognized tax benefits as of December 31, 2010 and 2009, respectively.

The gross changes in uncertain tax positions resulting in unrecognized tax benefits are presented below:

	Dec. 31,
(in thousands)	2010	2009
Unrecognized tax benefits, opening balance	$79	$71
Prior period tax position increases	12	2
Additions based on tax positions related to the current year	7	6
Unrecognized tax benefits, ending balance	$98	$79

Historically, Data I/O has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during 2010.  However, we have adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

Tax years that remain open for examination include 2007, 2008, 2009 and 2010 in the United States of America.  In addition, tax years from 2000 to 2006 may be subject to examination in the event that the Company utilizes the NOL’s from those years in its current or future year tax return.

NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION

We consider our operations to be a single operating segment, focused on the design, manufacturing, and sale of programming systems used by designers and manufacturers of electronic products.

During 2010, there were no customers who accounted for more than 10% of Data I/O’s consolidated net revenues for the year.  During 2009, there was one customer, Flextronics, which accounted for approximately 12% of our 2009 consolidated net revenues. Major operations outside the U.S. include sales, engineering and service support subsidiaries in Germany and China.  At December 31, 2010, there were no customers that represented 10% or more of our total consolidated accounts receivable balance.  At December 31, 2009, the combined subsidiaries accounts receivable of one customer, Flextronics, represented 23.2% of our total consolidated accounts receivable balance and there were no other customers that represented 10% or more.

The following tables provide summary operating information by geographic area:

	Year Ended Dec. 31,
(in thousands)	2010	2009
Net sales:
U.S.	$3,145	$2,268
Europe	10,843	7,647
Rest of World	12,408	8,634
	26,396	$18,549
Included in Europe and Rest of World net sales are the following significant balances:
Germany China	$5,196 $3,424	$3,453 $2,156
Operating income (loss):
U.S. Europe	($770) 801	($1,575) 27
Rest of World	3,482	724
	$3,513	($824)
Identifiable assets:
U.S.	$16,630	$14,154
Europe	4,714	4,632
Rest of World	8,080	6,350
	$29,424	$25,136

NOTE 15 – LONG-TERM DEBT

On September 27, 2006, the Company entered into a five year capital lease agreement in the amount of $591,145.  The imputed interest rate is 7.69%.  At December 31, 2010 there is a $92,000 remaining balance on the capital lease obligation which matures and is scheduled for payment in 2011.  This balance is included on the balance sheet within the current portion of long-term debt.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment we concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Item 9B._Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the Registrant’s directors is set forth under “Election of Directors” in Data I/O’s Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 17, 2011 and is incorporated herein by reference.  Such Proxy Statement will be filed within 120 days of Data I/O’s year-end.  Information regarding the Registrant’s executive officers is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.”

Code of Ethics

We have adopted an updated Code of Ethics that applies to all directors, officers and employees of Data I/O, including the Chief Executive Officer and Chief Financial Officer.  The key principles of the Code of Ethics are to act legally and with integrity in all work for Data I/O.  The Code of Ethics is posted on the corporate governance page of our website at http://www.dataio.com/Company/InvestorRelations/CorporateGovernance.aspx.  We will post any amendments to our Code of Ethics on our website.  In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Ethics for our executive officers or directors, information concerning such waiver will also be posted on our website.  In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of The Nasdaq Stock Market, Inc.

Item 11.  Executive Compensation

Information called for by Part III, Item 11, is included in Data I/O’s Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 17, 2011 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Executive Compensation.”  Such Proxy Statement will be filed within 120 days of Data I/O’s year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in Data I/O’s Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 17, 2011and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Voting Securities and Principal Holders.”  Such Proxy Statement will be filed within 120 days of Data I/O’s year-end.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2010.  See Notes 10 and 11 of “Notes to Consolidated Financial Statements.”

	(a) Number of securities	(b) Weighted-average	(c) Number of securities remaining
	to be issued upon the	exercise price of	available for future issuance under
	exercise of outstanding	outstanding options,	equity compensation plans
	options, warrants and	warrants and rights	(excluding securities reflected in
	rights		column (a))

Equity compensation plans approved by security holders (1) (2)	860,978	$3.94	513,509

Equity compensation plans not approved by security holders	-	-	-
Total	860,978	$3.94	513,509

(1)     Represents shares of Data I/O’s Common Stock issuable pursuant to our 2000 Stock Incentive Compensation Plan, 1982 Employee Stock Purchase Plan, and 1996 Director Fee Plan.

(2)     Stock Appreciation Rights Plan (“SAR”) provides that directors, executive officers or holders of 10% or more of Data I/O’s Common Stock have an accompanying SAR with respect to each exercisable option.  While the plan has been approved by the security holders, no amounts are included in columns (a), (b) or (c) relating to the SAR.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2011 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14._ Principle Accounting Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Principal Accountant’s Fees and Services” in the Proxy Statement relating to Data I/O’s  annual meeting of shareholders to be held on May 17, 2011.  Such Proxy Statement will be filed within 120 days of Data I/O’s year-end.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Executive Compensation Plans and Arrangements

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits there under is the same for management and non-management participants:

(1)       Amended and Restated 1982 Employee Stock Purchase Plan.  See Exhibit 10.6.

(2)       Data I/O Corporation Tax Deferral Retirement Plan and Trust with Orchard Trust Company.  See Exhibits 10.17, 10.18 and 10.19.

(3)       Summary of Amended and Restated Management Incentive Compensation Plan.  See Exhibit 10.2.

(4)       Amended and Restated 1983 Stock Appreciation Rights Plan.  See Exhibit 10.1.

(5)       Form of Change in Control Agreements.  See Exhibit 10.9 and 10.10.

(6)       1996 Director Fee Plan.  See Exhibit 10.4.

(7)       Letter Agreement with Frederick R. Hume.  See Exhibit 10.5.

(8)       Amended and Restated 2000 Stock Compensation Incentive Plan.  See Exhibit 10.7.

(9)       Form of Option Agreement.  See Exhibit 10.8.

(10)     Form of Indemnification Agreement.  See Exhibit 10.20.

(a)            List of Documents Filed as a Part of This Report:                                                                                                         Page

       (1)     Index to Financial Statements:

                     Report of Independent Registered Public Accounting Firm                                                                                         25

                     Consolidated Balance Sheets as of December 31, 2010 and 2009                                                                                 26

                     Consolidated Statements of Operations for each of the two years ended December 31, 2010 and

                     December 31, 2009                                                                                                                                                                27

                     Consolidated Statement of Stockholders’ Equity for each of the two years ended December 31, 2010

                     and December 31, 2009                                                                                                                                                        28

                     Consolidated Statements of Cash Flows for each of the two years ended December 31, 2010 and

                     December 31, 2009                                                                                                                                                                29

                     Notes to Consolidated Financial Statements                                                                                                                   30

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

                                       0-10394)).

                          3.2        Data I/O’s Bylaws as amended and restated as of February 24, 2011 (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed March 2, 2011).

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

                 4       Instruments Defining the Rights of Security Holders, Including Indentures:

                          4.1        Rights Agreement dated as of April 4, 1998, between Data I/O Corporation and Chase

                                       Mellon Shareholder Services, L.L.C.  as Rights Agent, which includes: as Exhibit A thereto,

                                       the Form of Right Certificate; and, as Exhibit B thereto, the Summary of Rights to Purchase

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

                                       (Incorporated by reference to Data I/O’s Report on Form 8-K filed on March 13, 1998).

                          4.3        Amendment No.  1, dated as of February 10, 1999, to Rights Agreement, dated as of

                                       April 4, 1998, between Data I/O Corporation and Chase Mellon Shareholder Services,

                                       L.L.C.  as Rights Agent (Incorporated by reference to Exhibit 4.1 of Data I/O’s Form

                                       8-A/A dated February 10, 1999).

                          4.4        Amendment No.  2 to Rights Agreement, dated as of April 3, 2008, between Data

                                        I/O Corporation and Mellon Investor Services LLC (formerly Chase Mellon

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

                                       No. 0-10394)).

                          10.5      Letter Agreement with Fred R.  Hume dated January 29, 1999.  (Incorporated by reference to Exhibit 10.35 of Data I/O’s 1999 Annual Report on Form 10-K (File No.

                                       0-10394)).

                          10.6      Amended and Restated 1982 Employee Stock Purchase Plan dated
 May 16, 2003 (Incorporated by reference to Data I/O’s 2003 Proxy Statement dated March 31, 2003).

                          10.7     Amended and Restated 2000 Stock Compensation Incentive Plan dated May 20, 2004

                                     (Incorporated by reference to Data I/O’s 2004 Proxy Statement dated April 12, 2004).

                          10.8     Form of Option Agreement (Incorporated by reference to Data I/O’s 2004 Annual

                                      Report on Form 10-K (File No. 0-10394)).

10.9     Change in Control Agreement with Fred R. Hume dated December 31, 2008

            (Incorporated by reference to Data I/O’s 2008 Annual Report on Form 10-K (File No.

            0-10394)).

                          10.10    Change in Control Agreement with Joel S. Hatlen dated December 31, 2008

                                       (Incorporated by reference to Data I/O’s 2008 Annual Report on Form 10-K (File No.

                                       0-10394)).

                          10.11    Lease, Redmond East Business Campus between Data I/O Corporation and Carr

                                       Redmond PLCC dated February 28, 2006 (Incorporated by reference to Data I/O’s 2005

                                       Annual Report on Form 10K (File No. 0-10394)).

                          10.12    Second Amendment to Lease, (Redmond East) between Data I/O Corporation and

                                      Arden Realty Limited Partnership, made as of January 31, 2011.

                          10.13    Amended and Restated 2000 Stock Compensation Incentive Plan dated May 24, 2006

                                       (Incorporated by reference to Data I/O’s 2006 Proxy Statement dated April 6, 2006).

                          10.14     Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.29 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

                          10.15     Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on

                                        Form 8-K filed on March 25, 2008).

                          10.16    First Amendment to the Patent Purchase Agreement (Incorporated by reference to

                                       Data I/O’s Current Report on Form 8-K filed on March 25, 2008).

                          10.17    Orchard Trust Company Defined Contribution Prototype Plan and Trust (Incorporated

                                       by reference to Data I/O’s 2007 Annual Report on Form 10K (File No. 0-10394)).

                          10.18    Orchard Trust Company Non-standardized 401(k) Plan (Incorporated by reference to

                                       Data I/O’s 2007 Annual Report on Form 10K (File No. 0-10394)).

10.19    Orchard Trust Company Defined Contribution Prototype Plan and Trust Amendment for

             Pension Protection Act and Heart Act.  (Incorporated by reference to Data I/O’s 2009

            Annual Report on Form 10K (File No. 0-10394)).

10.20   Form of Indemnification Agreement

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

                                                                                                                                                  DATA I/O CORPORATION

                                                                                                                                                              (REGISTRANT)

DATED:   March 30, 2011                                                                                                         By: /s/Frederick R. Hume

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

                           NAME & DATE                                                                               TITLE

                           By: /s/Frederick R. Hume__________March 30, 2011               President and Chief Executive Officer

                                 Frederick R. Hume                                                                      (Principal Executive Officer)

                           By: /s/Joel S. Hatlen______________March 30, 2011             Chief Financial Officer

                                  Joel S. Hatlen                                                                             Vice President of Finance

                                                                                                                                        Secretary, Treasurer

                                                                                                                                       (Principal Financial and Accounting Officer)

                           By: /s/Paul A. Gary_______________March 30, 2011            Director

                                      Paul A. Gary

                           By: /s/Steven M. Quist____________March 30, 2011             Director

                                       Steven M. Quist

                           By: /s/William R. Walker__________March 30, 2011               Director

                                        William R. Walker

DATA I/O CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

		Charged/
		(Credited)
	Balance at	to Costs		Balance at
	Beginning	and	Deductions-	End of
(in thousands)	of Period	Expenses	Describe	Period
Year Ended December 31, 2009:
Allowance for bad debts	$142	$42	($13) (1)	$171

Year Ended December 31, 2010:
Allowance for bad debts	$171	$41	($74) (1)	$138

(1)                   Uncollectable accounts written off, net of recoveries.

EXHIBIT 21.1

DATA I/O CORPORATION

SUBSIDIARIES OF THE REGISTRANT

The following table indicates the name, jurisdiction of incorporation and basis of ownership of each of Data I/O’s subsidiaries:

Name of Subsidiary	State or Jurisdiction of Organization	Percentage of Voting Securities Owned
Data I/O International, Inc.	Washington	100%
Data I/O FSC International, Inc.	Territory of Guam	100%
Data I/O Canada Corporation	Canada	100%
Data I/O China, Ltd.	Hong Kong, China	100%
Data I/O GmbH	Germany	100%
Data I/O Electronics (Shanghai) Co., Ltd.	China	100%
Data I/O Programação de Sistemas Ltda.	Brazil	100%

Exhibit 23.1

Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

We have issued our report dated March 30, 2011, with respect to the consolidated financial statements and schedule included in the Annual Report of Data I/O Corporation on Form 10‑K for the year ended December 31, 2010.  We hereby consent to the incorporation by reference of said report in the Registration Statements of Data I/O Corporation on Form S‑8 (File Nos. 002-76164, 002-86785, 002-98115, 002-78394, 33-95608, 33-66824, 33-42010, 33-26472, 33-54422, 333-20657, 333-55911, 33-02254, 33-03958, 333-107543, 333-81986, 333-48595, 333-121861, 333-151006 and 333-166730).

/s/Grant Thornton LLP

Seattle, Washington
March 30, 2011

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

Date: March 30, 2011

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

Date: March 30, 2011

  /s/ Joel S. Hatlen

 Joel S.  Hatlen

                               Chief Financial Officer

                               (Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

§ 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the “Company”) on Form 10-K for the period ended December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)                                   The Report fully complies with the requirements of § 13(a) or 15(d) of the

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

Date: March 30, 2011

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the “Company”) on Form 10-K for the period ended December 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)                               The Report fully complies with the requirements of Section 13(a) or 15(d) of the ecurities Exchange Act of 1934; and

(2)                               The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Joel S. Hatlen

Joel S.  Hatlen

Chief Financial Officer

(Principal Financial Officer)

Date: March 30, 2011

Exhibit 20.12

Second Amendment To Lease

(Redmond East)

SECOND Amendment to Lease

(Redmond East)

THIS SECOND AMENDMENT TO LEASE ("Second Amendment") is made and entered into as of the 31st day of January, 2011, by and between Arden Realty Limited Partnership, a Maryland limited partnership ("Landlord"), and Data I/O Corporation, a Washington corporation ("Tenant").

RECITALS

A.            Landlord's predecessor-in-interest, Carr Redmond, LLC, a Delaware limited liability company, and Tenant entered into that certain Lease dated as of February 28, 2006 (the "Original Lease"), as amended by that certain First Amendment to Lease dated as of August 24, 2006 (the "First Amendment"), whereby Tenant leased certain office space consisting of approximately 19,441 rentable square feet located on the first (1st) floor commonly known as Suite 150 ("Suite 150") and approximately 19,860 rentable square feet located on the second (2nd) floor commonly known as Suite 250 ("Suite 250") for a total of 39,301 rentable square feet (collectively, the "Original Premises") in that certain building located and addressed at 6464 185th Avenue NE, Redmond, Washington (the "Building").  The Original Lease, as amended by the First Amendment, shall herein be referred to, collectively, as the "Lease".

B.            Suite 250 has been re-measured according to BOMA ‘96 standards and determined to contain 20,197 rentable square feet.

C.            Pursuant to the First Amendment, Tenant’s occupancy of the Premises is currently scheduled to expire on July 31, 2011 (the "Existing Expiration Date").

D.            Landlord and Tenant desire to modify the Original Premises to include only that certain space consisting of approximately 19,441 rentable square feet of space on the first (1st) floor and 14,235 rentable square feet of space on the second (2nd) floor for a total of 33,676 rentable square feet (collectively, the "Premises"), extend the term of the Lease for the Premises only (which extension shall include modifications to the rental schedule which will be effective prior to the Existing Expiration Date) and to make other modifications to the Lease, and in connection therewith, Landlord and Tenant desire to amend the Lease on the terms and conditions contained herein.

E.             Unless otherwise defined herein, capitalized terms shall have the meanings given such terms in the Lease.

NOW, THEREFORE, in consideration of the foregoing recitals and the mutual covenants contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

AGREEMENT

1.                   Modification of Premises.  Landlord and Tenant hereby acknowledge that, effective as of the end of business January 31, 2011 (the "Partial Termination Date"):  (i) the Lease shall terminate and be of no further force or effect with respect to that portion of Suite 250 containing approximately 5,962 rentable square feet (the "Termination Premises"), as delineated on EXHIBIT A, and (ii) the "Premises," as that term is defined in the Lease, shall be deemed to exclude the Termination Premises.  Accordingly, as of the Partial Termination Date, the Premises shall consist of approximately 33,676 rentable square feet of space and shall continue to be designated Suites 150 and 250; provided, however, that Tenant shall continue to refer to the Premises as "Suite 101" for mailing purposes, and provided further that Tenant shall not be obligated to pay Monthly Base Rent, Operating Cost Share Rent and Tax Share Rent on 1,030 rentable square feet of the Premises, as outlined on EXHIBIT A, for the period from February 1, 2011 through January 31, 2014.

2.                   Surrender of Termination Premises.  Tenant hereby agrees to vacate the Termination Premises and surrender and deliver exclusive possession thereof to Landlord on or before the Partial Termination Date, in accordance with the provisions of the Lease, as amended hereby, and in the event that Tenant fails to timely vacate and surrender the Termination Premises, then notwithstanding any contrary provision of this Section 2, Tenant shall be deemed to be holding over in the Termination Premises and Landlord shall have all rights and remedies set forth in the Lease, and at law, with regard to such holdover condition.  Notwithstanding the foregoing, Landlord shall allow Tenant's unused furniture to remain in the Termination Premises, as currently arranged in a businesslike setting.  Tenant shall remove such furniture from the Termination Premises within fifteen (15) days of Tenant's receipt of Landlord's written request therefore and shall reimburse Landlord within five (5) days of its receipt of a bill for any damages to the Termination Premises which is caused by such removal, ordinary wear and tear excepted.

3.                   Representations of Tenant.  Tenant represents and warrants to Landlord that (a) Tenant has not heretofore assigned or sublet all or any portion of its interest in the Lease or in the Termination Premises; (b) no other person, firm or entity has any right, title or interest in the Lease or in the Termination Premises; (c) Tenant has the full right, legal power and actual authority to enter into this Second Amendment and to terminate the Lease with respect to the Termination Premises without the consent of any person, firm or entity; and (d) Tenant has the full right, legal power and actual authority to bind Tenant to the terms and conditions hereof.  Tenant further represents and warrants to Landlord that as of the date hereof there are no, and as of the Partial Termination Date there shall not be any, mechanic's liens or other liens encumbering all or any portion of the Premises.  Notwithstanding the termination of the Lease with respect to the Termination Premises, the representations and warranties set forth in this Section 3 shall survive the Partial Termination Date and Tenant shall be liable to Landlord for any inaccuracy or any breach thereof.

4.                   Extension of Term.  The term of the Lease shall be extended such that the Lease shall expire on August 31, 2016 ("New Expiration Date").  The period from February 1, 2011 through the New Expiration Date specified above, shall be referred to herein as the "Extended Term."  Any contrary provision of the Lease notwithstanding, Tenant shall have no unilateral right to further extend the Extended Term beyond the New Expiration Date, except as set forth in Section 9 below.

5.                   Base Rent. Notwithstanding anything to the contrary in the Lease, during the Extended Term, Tenant shall pay, in accordance with the applicable provisions of the Lease and this Section 5, monthly installments of Base Rent for the Premises as follows:

Lease Period	Monthly Base Rent	Annual Base Rent per Rentable Square Foot
*February 1, 2011 - May 30, 2011	N/A	N/A
June 1, 2011 - January 31, 2012	$39,447.25	$14.50
February 1, 2012 - January 31, 2013	$40,644.27	$14.94
February 1, 2013 - January 31, 2014	$41,841.29	$15.38
February 1, 2014 - January 31, 2015	$44,452.32	$15.84
February 1, 2015 - January 31, 2016	$45,799.36	$16.32
February 1, 2016 - August 31, 2016	$47,174.46	$16.81

Tenant’s Monthly Base Rent obligation shall be based on 32,646 rentable square feet of the Premises for the period from February 1, 2011 through January 31, 2014 and shall be based on 33,676 rentable square feet of the Premises beginning February 1, 2014 and continuing through the New Expiration Date.

*Tenant’s Monthly Base Rent obligation shall be abated with regard to the period from February 1, 2011 through May 30, 2011.

6.                   Tenant's Proportionate Share and Controllable Operating Costs.  Notwithstanding anything to the contrary in the Lease, during the Extended Term, Tenant's Proportionate Share for the Premises (i) shall be 40.40% for the period from February 1, 2011 through January 31, 2014, and (ii) shall be 41.67% beginning February 1, 2014 and continuing until the New Expiration Date.  Notwithstanding anything to the contrary contained in Schedule 4 of the Original Lease and Section 2 of the First Amendment, in addition to the costs stated therein, wages, salaries and other compensation and benefits paid to Landlord's non-union employees engaged in the operation, management, maintenance or security of the Building, any management fee paid to any affiliate of Landlord and any rental paid for any management office of the Building (collectively, "Controllable Operating Costs") shall not increase by more than four percent (4%) per Lease Year during the Extended Term as compared against such Controllable Operating Costs for the calendar year 2011.

7.                   Improvements to the Premises.  Promptly after full execution and delivery of this Second Amendment by Landlord and Tenant, Landlord shall, at Landlord's expense, cause certain work to be performed in the Premises pursuant to the Tenant Work Letter attached hereto as EXHIBITB, using Building-standard quantities and materials (the "Improvements").  Additionally, in the event Landlord enters into a lease agreement with a third party for any or all of the Termination Premises, Landlord shall, at its sole cost and expense,  (i) construct a demising wall and exit corridor in the locations set forth on Schedule 1 attached hereto, (ii) relocate the engineering lab as set forth on Schedule 1, (iii) separate the electrical and HVAC systems from the Termination Premises accordingly, and (iv) at such time as Landlord leases the Termination Premises for occupancy by a third party, Landlord shall (subject to obtaining appropriate governmental approvals) install emergency exit hardware on the exit door noted on Schedule 1, which door shall function as an emergency exit door only (collectively, the "Demising Work"). Tenant hereby acknowledges that, notwithstanding Tenant's occupancy of the Premises during the construction of the Improvements and Demising Work by Landlord, Landlord shall make all commercially reasonable efforts to conduct those portions of the work which are most likely to otherwise be disruptive to Tenant’s business (specifically including but not limited to demolition work) either (i) during non-business hours, or (ii) on weekends, and, to the extent that any disruptive work need be done during normal business hours, Landlord shall endeavor to complete such portion of the work in as minimally disruptive a manner as practicable.  Once commenced, Landlord shall diligently pursue the completion of the Improvements and/or Demising Work in the Premises.  Tenant hereby agrees that the construction of the Improvements and Demising Work shall in no way constitute a constructive eviction of Tenant nor entitle Tenant to any abatement of rent payable pursuant to the Lease, as hereby amended.  Landlord shall have no responsibility or for any reason be liable to Tenant for any direct or indirect injury to or interference with Tenant's business arising from the construction of the Improvements and Demising Work, nor shall Tenant be entitled to any compensation or damages from Landlord for loss of the use of the whole or any part of the Premises or of Tenant's personal property or improvements resulting from the construction of the Improvements or Demising Work, or for any inconvenience or annoyance occasioned by the construction of the Improvements and Demising Work. Except as specifically set forth in this Section 7, Tenant hereby agrees to accept the Premises in its "as-is" condition and Tenant hereby acknowledges that Landlord shall not be obligated to provide or pay for any other work or services related to the improvement of the Premises.  Tenant also acknowledges that Landlord has made no representation or warranty regarding the condition of the Premises.

8.                   Parking.  Effective as of the Partial Termination Date, Tenant shall have the use of a total of one hundred one (101) unreserved parking spaces for use in the Building's parking facility.  Tenant's use of such parking spaces shall be in accordance with, and subject to, all applicable provisions of the Lease and shall be free of charge throughout the Extended Term.  Additionally, Landlord shall designate five (5) parking spaces at the front entry of the parking facility as reserved for Tenant's exclusive use and shall label such spaces with Tenant's company name.

9.                   Extension Option.  Tenant’s existing renewal rights shall remain in full force and effect, pursuant to the terms and conditions of Addendum 1 to the Original Lease; provided however, (i) the option shall apply to the entirety of the Premises, as set forth in this Second Amendment, and (ii) Tenant shall be required to provide Landlord with its notice of exercise not later than March 1, 2016.

10.               Brokers.  Each party represents and warrants to the other that no broker, agent or finder, other than Al Hodge with the Broderick Group on behalf of Landlord and Mark Flippo of Pacific Real Estate Partners on behalf of Tenant (collectively, the "Brokers"), negotiated or was instrumental in negotiating or consummating this Second Amendment.  Each party further agrees to defend, indemnify and hold harmless the other party from and against any claim for commission or finder's fee by any entity, other than the Brokers, who claims or alleges that they were retained or engaged by or at the request of such party in connection with this Second Amendment.

11.               Defaults.  Tenant hereby represents and warrants to Landlord that, as of the date of this Second Amendment, Tenant is in full compliance with all terms, covenants and conditions of the Lease and that there are no breaches or defaults under the Lease by Landlord or Tenant, and that Tenant knows of no events or circumstances which, given the passage of time, would constitute a default under the Lease by either Landlord or Tenant.

12.               WAIVER OF JURY TRIAL.  EACH PARTY HEREBY WAIVES ANY RIGHT TO TRIAL BY JURY IN ANY ACTION SEEKING SPECIFIC PERFORMANCE OF ANY PROVISION OF THE LEASE (AS AMENDED BY THIS SECOND AMENDMENT), FOR DAMAGES FOR ANY BREACH UNDER THE LEASE (AS AMENDED BY THIS SECOND AMENDMENT), OR OTHERWISE FOR ENFORCEMENT OF ANY RIGHT OR REMEDY UNDER THE LEASE (AS AMENDED BY THIS SECOND AMENDMENT).

13.               No Further Modification.  Except as set forth in this Second Amendment, all of the terms and provisions of the Lease shall apply during the Extended Term and shall remain unmodified and in full force and effect.  Effective as of the date hereof, all references to the "Lease" shall refer to the Lease as amended by this Second Amendment.

14.               Binding Effect.  The provisions of this Second Amendment shall be binding upon and inure to the benefit of the heirs, representatives, successors and permitted assigns of the parties hereto.

IN WITNESS WHEREOF, this Second Amendment has been executed as of the day and year first above written.

"LANDLORD"

Arden Realty Limited Partnership,

a Maryland limited partnership

By:        Arden Realty, Inc.,

a Maryland corporation

Its:  Sole General Partner

By:        ______________________________

 Its:        ________________________

"TENANT"

Data I/O Corporation,

a Washington corporation

By:                   ______________________________

Print Name:      ______________________________

Title:                 ______________________________

By:                   ______________________________

Print Name:      ______________________________

Title:                 ______________________________

STATE OF CALIFORNIA COUNTY OF LOS ANGELES	ss.

                On _____________, 200__ before me, __________________________, Notary Public, personally appeared ________________________________________________, who proved to me on the basis of satisfactory evidence to be the person whose name is subscribed to the within instrument and acknowledged to me that he/she executed the same in his/her authorized capacity, and that by his/her signature on the instrument the person, or the entity upon behalf of which the person acted, executed the instrument.

                                                                                                I certify under PENALTY OF PERJURY under the laws of the state of California that the foregoing paragraph is true and correct.

WITNESS my hand and official seal.

_________________________________________

(Signature of Notary)

Notary public in and for the State of California, residing at ____________________________

My appointment expires _______________

STATE OF COUNTY OF	ss.

                I certify that I know or have satisfactory evidence that _________________________ is the person who appeared before me, and said person acknowledged that said person signed this instrument, on oath stated that said person was authorized to execute the instrument and acknowledged it as the _________________________ of ____________________________________________, a _________________________, to be the free and voluntary act of such federal association for the uses and purposes mentioned in the instrument.

                Dated this __________________ day of _________________________, _____.

_________________________________________

(Signature of Notary)

_________________________________________

(Legibly Print or Stamp Name of Notary)

Notary public in and for the State of _____________, residing at _____________

My appointment expires _______________

STATE OF COUNTY OF	ss.

                I certify that I know or have satisfactory evidence that _________________________ is the person who appeared before me, and said person acknowledged that said person signed this instrument, on oath stated that said person was authorized to execute the instrument and acknowledged it as the _________________________ of ____________________________________________, a _________________________, to be the free and voluntary act of such federal association for the uses and purposes mentioned in the instrument.

                Dated this __________________ day of _________________________, _____.

_________________________________________

(Signature of Notary)

_________________________________________

(Legibly Print or Stamp Name of Notary)

Notary public in and for the State of _____________, residing at _____________

My appointment expires _______________

EXHIBIT A - Outline of Suite 250 and Termination Premises

Included graphic of premise floor plan illustrating leased space.

Author: ROBERTO BUENO   Dwg: L \2010\10-0285\DWG\WIP\MASTER\REDEAST BLDG 17-FL2-MULTI TENANT COR_OPTS_021111.DWG

Date/Time: 2/11/2011 8:43 AM   Pen Table: B&W MKTG B SIZE CTB   X'Ref: ATB dwg.   1 INCH

2nd Floor Plan
NOT TO SCALE
Data I/O Downsize
JPC PROJ MGR: AD
JPC PROJ NO.: 10-0285
REVISION: 02/11/2011
BUILDING: 6464 185TH AVE NE REDMOND, WA 98052
© 2010, JPC ARCHITECTS PLLC
Suite 250
REVISED DOWNSIZE
14,235 RSF
1,030 RSF
CONFERENCE ROOM
236 RSF
OPENING TO BE INFILLED
ENGINEERING ROOM
Termination Premises
5,962 RSF
GE SUITE 150
22,157 RSF

Redmond East Building 17

JPC ARCHITECTS

909 112th Avenue NE Suite 206
Bellevue, WA 98004

Exhibit A-1

EXHIBIT B - Tenant Work Letter

This Tenant Work Letter shall set forth the terms and conditions relating to the renovation of the tenant improvements in the Premises.  This Tenant Work Letter is essentially organized chronologically and addresses the issues of the construction of the Premises, in sequence, as such issues will arise.

1.                 CONSTRUCTION DRAWINGS FOR THE PREMISES

Landlord shall construct the improvements in the Premises (the "Improvements") pursuant to that certain Space Plan prepared by JPC Architects attached hereto as Schedule 1 (collectively, the "Plans").  Also included in the Improvements, Landlord shall perform HVAC control upgrades, which upgrades shall consist of removing the existing Carrier VVT control system and replacing with Alerton Energy Management controls platform.  All HVAC components shall be evaluated and replaced as reasonably determined by Landlord to be appropriate to operate in a manner consistent with a suburban tech/office building.  Additionally, Landlord shall fill in the second (2nd) floor opening beneath the skylights, as designated on the Plans, prior to the completion of the HVAC work.  Landlord and Contractor will work with Tenant to schedule work so as to reduce disruption to normal business activities and the majority of the work will be performed after hours and Landlord shall diligently pursue the completion of the Improvements in the Premises in as expedient a manner as practicable. Unless specifically noted to the contrary on the Plans, the Improvements shall be constructed using Project-standard quantities, specifications and materials as determined by Landlord.  If determined by Landlord to be necessary based upon the Plans, Landlord shall cause the Architect to prepare detailed plans and specifications for the Improvements ("Working Drawings”).  Landlord shall then forward the Working Drawings to Tenant for Tenant's approval.  Tenant shall approve or reasonably disapprove any draft of the Working Drawings within three (3) business days after Tenant's receipt thereof; provided, however, that (i) Tenant shall not be entitled to disapprove any portion, component or aspect of the Working Drawings which are consistent with the Plans unless Tenant agrees to pay for the additional cost resulting from such change in the Plans as part of the Over-Allowance Amount pursuant to Section 2 below, and (ii) any disapproval of the Working Drawings by Tenant shall be accompanied by a detailed written explanation of the reasons for Tenant's disapproval.  Failure of Tenant to reasonably disapprove any draft of the Working Drawings within said three (3) business day period shall be deemed to constitute Tenant's approval thereof.  The Working Drawings, as approved by Landlord and Tenant, may be referred to herein as the "Approved Working Drawings"  Tenant shall make no changes or modifications to the Plans or the Approved Working Drawings without the prior written consent of Landlord, which consent may be withheld in Landlord's sole discretion if such change or modification would directly or indirectly increase the cost of designing or constructing the Improvements.

2.                 OVER-ALLOWANCE AMOUNT

In the event any revisions, changes, or substitutions are made with Tenant's consent to the Plans or the Approved Working Drawings or the Improvements, any additional costs which arise in connection with such revisions, changes or substitutions shall be considered to be an "Over-Allowance Amount."  The Over-Allowance Amount shall be paid by Tenant to Landlord, as Additional Rent, within ten (10) days after Tenant's receipt of invoice therefor.  The Over-Allowance Amount shall be disbursed by Landlord prior to the disbursement of any portion of Landlord's contribution to the construction of the Improvements.

3.                 RETENTION OF CONTRACTOR;WARRANTIES AND GUARANTIES

A.                 Landlord hereby assigns to Tenant, on a non-exclusive basis, to the extent assignable, all warranties and guaranties by the contractor who constructs the Improvements (the "Contractor) relating to the Improvements, and Tenant hereby waives all claims against Landlord relating to, or arising out of the construction of, the Improvements.  The Contractor shall be designated and retained by Landlord to construct the Improvements.

4.                 TENANT'S COVENANTS

Tenant shall, at no cost to Tenant, cooperate with Landlord and the space planner or architect retained by Landlord ("Architect) to cause a Notice of Completion to be recorded in the office of the Recorder of the County of King in accordance with applicable statues or any successor statute upon completion of construction of the Improvements.

5.                 MISCELLANEOUS

A.                 Tenant's Representative.  Tenant shall designate a single individual as its sole representative with respect to the matters set forth in this Tenant Work Letter, who, until further notice to Landlord, shall have full authority and responsibility to act on behalf of the Tenant as required in this Tenant Work Letter.

B.                 Landlord's Representative.  Prior to commencement of construction of the Improvements, Landlord shall designate a representative with respect to the matters set forth in this Tenant Work Letter, who, until further notice to Tenant, shall have full authority and responsibility to act on behalf of the Landlord as required in this Tenant Work Letter.

C.                 Time of the Essence.  Time is of the essence with respect to Tenant's obligations under this Work Letter.  Unless otherwise indicated, all references herein to a "number of days" shall mean and refer to calendar days.

Schedule 1 - Space Plan

Included graphic of premise floor plan illustrating leased space construction plans.

Author: ROBERTO BUENO
Date/Time: 2/14/2011 9:51 AM
Dwg: L:\2010\10-0285\DWG\WIP\MASTER\REDEAST BLDG 17-FL2-MULTI TENANT COR_OPTS_021111.DWG
Pen Table: B&W MKTG B SIZE.CTB X'Ref: ATB dwg.
INCH

2nd Floor Plan

NOT TO SCALE

DATA I/O CORP.
REVISED DOWNSIZE
14,235 RSF
CONFERENCE ROOM
ENGINEERING ROOM
OPENING TO BE INFILLED
EXIT ONLY DOOR WITH PANIC HARDWARE
POSSIBLE FUTURE SPACE REVISION
VACANT
SUITE 225
5,962 RSF
GE
SUITE 150

Data I/O Downsize

JPC PROJ MGR: AD
JPC PROJ NO.: 10-0285
REVISION: 02/14/2011
BUILDING: 6464 185TH AVE NE REDMOND, WA 98052

© 2010, JPC ARCHITECTS PLLC

Redmond East Building 17

JPC ARCHITECTS
909 112th Avenue NE Suite 206
Bellevue, WA 98004

Exhibit 20.20

Form of Indemnification Agreement

INDEMNIFICATION AGREEMENT

THIS INDEMNIFICATION AGREEMENT (the “Agreement”) dated as of __________________, 20___ is made by and between Data I/O Corporation, a Washington corporation (the “Corporation”), and ____________, a member of the Board of Directors and/or officer and/or General Counsel (“Director and/or Officer”) of the Corporation (“Indemnitee”).

WHEREAS, highly competent persons have become more reluctant to serve publicly-held corporations as directors, officers or in certain other capacities unless they are provided with adequate protection through insurance or adequate indemnification against inordinate risks of claims and actions against them arising out of their service to and activities on behalf of such corporations.

WHEREAS, the Board of Directors of the Corporation (the “Board”) has determined that, in order to attract and retain qualified individuals, the Corporation will attempt to maintain on an ongoing basis, at its sole expense, liability insurance to protect persons serving the Corporation from certain liabilities.

WHEREAS, the uncertainties relating to such insurance and to indemnification have increased the difficulty of attracting and retaining such persons.

WHEREAS, the Board has determined that the increased difficulty in attracting and retaining such persons is detrimental to the best interests of the Corporation’s stockholders and that the Corporation should act to assure such persons that there will be increased certainty of such protection in the future.

WHEREAS, it is reasonable, prudent and necessary for the Corporation contractually to obligate itself to indemnify, and to advance expenses on behalf of, such persons to the fullest extent permitted by applicable law so that they will serve or continue to serve the Corporation free from undue concern that they will not be so indemnified.

WHEREAS, Indemnitee is a Director and/or Officer of the Corporation and in such capacity is performing valuable services for the Corporation.

WHEREAS, the Corporation desires the benefits of having Indemnitee serve as a Director and/or Officer secure in the knowledge that expenses (including but not limited to indemnification defense costs), liability and losses incurred by Indemnitee in Indemnitee’s good faith service to the Corporation will be borne by the Corporation or its successors and assigns in accordance with applicable law.

WHEREAS, the Articles of Incorporation (the “Articles”) and the Bylaws (the “Bylaws”) of the Corporation provide for the indemnification of the Directors and Officers of the Corporation to the full extent permitted by the Washington Business Corporation Act (the “WBCA”) and/or other applicable law.

WHEREAS, the Bylaws and the WBCA specifically provide that they are not the exclusive means of indemnification, and thereby contemplate that contracts may be entered into between the Corporation and the Directors and/or Officers with respect to indemnification of such Directors and/or Officers.

WHEREAS, this Agreement is a supplement to and in furtherance of the Bylaws and the WBCA, and shall not be deemed a substitute therefor, nor to diminish or abrogate any rights of Indemnitee thereunder.

WHEREAS, Indemnitee does not regard the protection available under the Bylaws, the WBCA and insurance as adequate in the present circumstances, and may not be willing to serve as a Director and/or Officer without adequate protection.

WHEREAS, Indemnitee is willing to serve, continue to serve and to take on additional service for or on behalf of the Corporation provided, and on the express condition, that he/she is furnished with the indemnification provided for herein.

WHEREAS, in order to induce Indemnitee to serve or continue to serve as a Director and/or Officer of the Corporation, the Corporation has agreed to enter into this Agreement with Indemnitee.

NOW THEREFORE, in consideration of the recitals above, the mutual covenants and agreements herein contained, and Indemnitee’s service as a Director and/or Officer after the date hereof, the parties to this Agreement agree as follows:

1.  Indemnification.

1.1      Scope.   The Corporation agrees to hold harmless and indemnify Indemnitee to the fullest extent permitted by law.  Such right to indemnification shall be without regard to the limitations in RCW 23B.08.510 through 23B.08.550; provided that an Indemnitee shall have no right to indemnification on account of:  (a) acts or omissions of Indemnitee finally adjudged to be intentional misconduct or a knowing violation of law; (b) conduct of Indemnitee finally adjudged to be in violation of RCW 23B.08.310; or (c) any transaction with respect to which it was finally adjudged that Indemnitee personally received a benefit in money, property, or services to which Indemnitee was not legally entitled.  In the event of any change, after the date of this Agreement, in any applicable law, statute or rule regarding the right of a Washington corporation to indemnify a member of its board of directors or an officer, such changes, to the extent that they would expand Indemnitee’s rights hereunder, shall be within the scope of Indemnitee’s rights and the Corporation’s obligations hereunder, and, to the extent that they would narrow Indemnitee’s rights hereunder, shall be excluded from this Agreement; provided, however, that any change that is required by applicable laws, statutes or rules to be applied to this Agreement shall be so applied regardless of whether the effect of such change is to narrow Indemnitee’s rights hereunder. The Agreement shall continue in force after Indemnitee has ceased to serve as a director, officer, employee or agent of the Corporation or has ceased to serve at the request of the Corporation as a director, officer, employee, trustee or agent of a Related Corporation (as defined below).

1.2     Nonexclusivity.  The indemnification provided by this Agreement shall not be deemed exclusive of any rights to which Indemnitee may be entitled under the Corporation’s Articles, its Bylaws, any agreement, any vote of shareholders or disinterested directors, the WBCA or otherwise, whether as to actions or omissions taken by Indemnitee in Indemnitee’s official capacity or otherwise.

1.3     Included Coverage.  If Indemnitee is made a party (or is threatened to be made a party) to, or is otherwise involved (including, without limitation, as a witness) in any Proceeding (as defined below), the Corporation shall hold harmless and indemnify Indemnitee from and against any and all losses, claims, damages, costs liabilities or expenses (including attorneys’ fees, retainers, judgments, fines, court costs, transcript costs, fees of experts, witness fees, travel expenses, duplicating costs, printing and binding costs, telephone charges, postage, delivery service fees, ERISA excise taxes or penalties, amounts paid in settlement, any federal, state, local or foreign taxes imposed on Indemnitee as a result of the actual or deemed receipt of any payments pursuant to this Agreement, and other expenses actually and reasonably incurred in connection with prosecuting, defending, preparing to prosecute or defend, investigating, being or preparing to be a witness in, or otherwise participating in, or appealing, such Proceeding) (collectively, “Expenses”) including all interest, assessments or charges paid or payable in connection with or in respect of such Expenses. For purposes of Section 3.4 only, “Expenses” shall include any expenses incurred by Indemnitee in connection with the interpretation, enforcement or defense of Indemnitee’s rights under this Agreement, by litigation or otherwise. If Indemnitee is entitled under any provision of this Agreement to indemnification by the Corporation for some or a portion of the Expenses, but not for the total amount thereof, the Corporation shall nevertheless indemnify Indemnitee for the portion of such Expenses to which Indemnitee is entitled.

1.4    Definition of Proceeding.  For purposes of this Agreement, “Proceeding” shall mean any actual, pending, threatened or completed action, suit, claim, investigation, hearing or proceeding, (whether civil, criminal, administrative or investigative and whether formal or informal), in which Indemnitee is, has been or becomes involved by reason of the fact that Indemnitee is or has been a director, officer, employee or agent of the Corporation or that, being or having been such a director, officer, employee or agent, Indemnitee is or was serving at the request of the Corporation as a director, officer, employee, trustee or agent of another corporation or of a partnership, joint venture, trust or other enterprise (collectively, a “Related Corporation”), including, but not limited to, service with respect to any employee benefit plan, whether the basis of such action, suit, claim, investigation, hearing or proceeding is alleged action (or inaction) by Indemnitee in an official capacity as a director, officer, employee, trustee or agent or in any other capacity while serving as a director, officer, employee, trustee or agent; provided, however, that, except with respect to an action to enforce the provisions of this Agreement or a counterclaim instituted by or at the direction of Indemnitee, “Proceeding” shall not include any action, suit, claim, investigation, hearing or proceeding instituted by or at the direction of Indemnitee unless such action, suit, claim or proceeding is or was authorized by the Board.

1.5   Notification.  After receipt by Indemnitee of notice of the commencement of any Proceeding, Indemnitee will, if a claim in respect thereof is to be made against the Corporation under this Agreement, give the Corporation notice of the commencement thereof, which may be (but is not required to be) in the form attached hereto as Exhibit A;

provided, however, that the failure to so notify the Corporation will not relieve the Corporation from any liability which it may otherwise have to Indemnitee under this Agreement unless and only to the extent that such failure can be shown to have prejudiced the Corporation’s ability to defend the Proceeding.  Notices to the Corporation may be directed to the Secretary of the Corporation, with a copy to the General Counsel of the Corporation at: Data I/O Corporation 6464 185th Ave NE, Suite 101, Redmond, WA  98052, or such addresses as the Corporation shall designate in writing to Indemnitee.  In addition, Indemnitee shall give the Corporation such information and cooperation as it may reasonably require and as shall be within Indemnitee’s power.

1.6           Determination of Entitlement.

1.6.1  Upon the final disposition of the matter that is the subject of the request for indemnification, a determination shall be made with respect to Indemnitee’s entitlement thereto in the specific case. If a Change in Control shall not have occurred, the determination shall be made by: (A) a majority vote of a quorum consisting of directors not at the time parties to the proceeding; (B) a majority vote of a committee (duly designated by the Board) consisting solely of two or more directors not at the time parties to the proceeding (even though less than a quorum of the Board); or (C) by Special Legal Counsel. If a Change in Control shall have occurred, the determination shall be made by Special Legal Counsel. Any determination made by Special Legal Counsel pursuant to this Section shall be in the form of a written opinion to the Board, a copy of which shall be delivered to Indemnitee. Indemnitee shall reasonably cooperate with the person or persons reasonable advance request for any documentation or information which is not privileged or otherwise protected from disclosure and which is reasonably available to Indemnitee and reasonably necessary to the determination. Any costs or expenses (including fees and expenses of counsel) incurred by Indemnitee in so cooperating with the person or persons making the determination shall be borne by the Corporation (irrespective of the determination as to Indemnitee’s entitlement to indemnification), and the Corporation hereby indemnifies and agrees to hold Indemnitee harmless therefrom.

1.6.2        In making any determination as to Indemnitee’s entitlement to indemnification hereunder, Indemnitee shall, to the fullest extent not prohibited by law, be entitled to a presumption that Indemnitee is entitled to indemnification under this Agreement if Indemnitee has submitted a request for indemnification in accordance with Section 1.5, and the Corporation shall, to the fullest extent not prohibited by law, have the burdens of coming forward with evidence and of persuasion to overcome that presumption.

 1.6.3       The termination of any Proceeding or of any claim, issue or matter therein by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, shall not of itself create a presumption: (A) that Indemnitee did not act in good faith and in a manner which Indemnitee reasonably believed to be in or not opposed to the best interests of the Corporation; (B) that with respect to any criminal Proceeding, Indemnitee had reasonable cause to believe that Indemnitee’s conduct was unlawful; or (C) that Indemnitee did not otherwise satisfy the applicable standard of conduct to be indemnified pursuant to this Agreement.

 1.6.4       For purposes of any determination of good faith, to the fullest extent permitted by law, Indemnitee shall be deemed to have acted in good faith if Indemnitee’s action is based on the records or books of account of the Corporation, as applicable, including financial statements, or on information supplied to Indemnitee by the officers of such entity in the course of their duties, or on the advice of legal counsel for such entity or on information or records given or reports made to such entity by an independent certified public accountant, appraiser or other expert selected with reasonable care by such entity. The provisions of this Section 1.6.4 shall not be deemed to be exclusive or to limit in any way other circumstances in which Indemnitee may be deemed or found to have met the applicable standard of conduct to be indemnified pursuant to this Agreement.

1.6.5        The knowledge or actions or failure to act of any other director, officer, employee or agent of the Corporation shall not be imputed to Indemnitee for purposes of determining Indemnitee’s right to indemnification under this Agreement.

1.6.6        If a determination as to Indemnitee’s entitlement to indemnification shall not have been made pursuant to this Agreement within sixty (60) days after the final disposition of the matter that is the subject of the request for indemnification, the requisite determination of entitlement to indemnification shall, to the fullest extent not prohibited by law, be deemed to have been made in favor of Indemnitee, and Indemnitee shall be entitled to such indemnification, absent (A) a misstatement of a material fact in the information provided by Indemnitee pursuant to Section 1.5 or an omission of a material fact necessary in order to make the information provided not misleading, or (B) a prohibition of such indemnification under applicable law.

1.6.7        For the purposes of this Agreement, a “Change in Control” of the Corporation shall be deemed to have occurred if: (A) any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended), other than the Corporation, a trustee or other fiduciary holding securities under an employee benefit plan of the Corporation or a corporation owned directly or indirectly by the shareholders of the Corporation in substantially the same proportions as their ownership of stock of the Corporation, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended), directly or indirectly, of securities of the Corporation representing more than 15% of the total voting power represented by the Corporation’s then outstanding Voting Securities; (B) individuals who, as of the date of this Indemnification Agreement, constitute the Board (the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board, provided that any individual becoming a director subsequent to the date hereof whose election or nomination for election by the Corporation’s shareholders was approved by a vote of at least two-thirds of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board; (C) the shareholders of the Corporation approve a merger or consolidation of the Corporation with any other corporation other than a merger or consolidation which would result in the Voting Securities of the Corporation outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into Voting Securities of the surviving entity) at least 80% of the total voting power represented by the Voting Securities of the Corporation or such surviving entity outstanding immediately after such merger or consolidation, or the shareholders of the Corporation approve a plan of complete liquidation of the Corporation or an agreement for the sale or disposition by the Corporation of (in one transaction or a series of transactions) all or substantially all of the Corporation’s assets; (D) a transaction or a series of transactions causes the class of equity securities of the Corporation which, as of the date of this Agreement, is subject to Section 12(g) or Section 15(d) of the Securities Exchange Act of 1934, as amended, to be held of record by less than 300 persons; or (E) a transaction or a series of transactions causes the class of equity securities of the Corporation which, as of the date of this Agreement, is either listed on a national securities exchange or authorized to be quoted in an inter-dealer quotation system of a registered national securities association to be neither listed on any national securities exchange nor authorized to be quoted in an inter-dealer quotation system of a registered national securities association.

1.6.8        For purposes of this Agreement, “Voting Securities” shall mean any securities of the Corporation that vote generally in the election of directors.

1.6.9        For the purposes of this Agreement, “Special Legal Counsel” shall mean an attorney or firm of attorneys, selected by Indemnitee and approved by the Corporation (which approval shall not be unreasonably withheld), who shall not have otherwise performed services for (i) the Corporation or Indemnitee within the last three years (other than with respect to matters concerning the rights of Indemnitee under this Agreement, or of other indemnitees under similar indemnification agreements), or (ii) any other party to the Proceeding giving rise to a claim for indemnification hereunder. The Corporation agrees to pay the reasonable fees and expenses of the Special Legal Counsel referred to above and to fully indemnify such counsel against any and all Expenses, claims liabilities and damages arising out of or relating to this Agreement or its engagement pursuant hereto.

1.7          Survival.  The indemnification provided under this Agreement shall apply to any and all Proceedings, notwithstanding that Indemnitee has ceased to be a director, officer, employee, trustee or agent of the Corporation or a Related Corporation.

2.           Expense Advances.

2.1         Generally.  The right to indemnification of Expenses conferred by Section 1 shall include the right to have the Corporation pay Indemnitee’s expenses (including attorney’s fees) in any Proceeding as such expenses are actually and reasonably incurred and in advance of such Proceeding’s final disposition (such right is referred to hereinafter as an “Expense Advance”). Expense Advances shall include any and all reasonable Expenses incurred in an action associated with the interpretation, enforcement or defense of Indemnitee’s rights under this Agreement, including, without limitation, an action to enforce this right of advancement (including Expenses incurred preparing and forwarding statements to the Corporation to support the advances claimed).

2.2       Undertaking.  Indemnitee hereby undertakes to repay all Expense Advances if and to the extent that it shall ultimately be determined by a final, unappealable decision rendered by a court having proper jurisdiction that Indemnitee is not entitled to be indemnified for such Expense Advance under this Agreement or otherwise. Indemnitee’s obligation to reimburse the Corporation for any Expense Advance shall be unsecured and no interest shall be charged thereon. The Corporation accepts this undertaking without regard to Indemnitee’s ability to make repayment.

2.3       Affirmation.  If required under applicable law, Indemnitee shall furnish a written affirmation of Indemnitee’s good faith belief that Indemnitee has met all applicable standards of conduct.

3.         Procedures for Enforcement.

3.1     Enforcement.  In the event that a claim for indemnification is made by Indemnitee hereunder and is not paid in full within thirty (30) days, or a claim for an Expense Advance is made by Indemnitee hereunder and not paid in full within twenty (20) days, after written notice of such claim is received by the Corporation, Indemnitee may, but need not, at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim (an “Enforcement Action”). In the alternative, Indemnitee may pursue Indemnitee’s claim specified in this section through arbitration subject to the rules, terms, and conditions of the American Arbitration Association (AAA).

3.2     Presumptions in Enforcement Action.  In any Enforcement Action the following presumptions (and limitations on presumptions) shall apply:

          (a)     The Corporation shall conclusively be presumed to have entered into this Agreement and assumed the obligations imposed hereunder in order to induce Indemnitee to serve as a Director and/or Officer of the Corporation;

         (b)     Neither (i) the failure of the Corporation (including the Board, independent or special legal counsel or the Corporation’s shareholders) to make a determination prior to the commencement of the Enforcement Action that indemnification of Indemnitee is proper in the circumstances nor (ii) an actual determination by the Corporation, its Board, independent or special legal counsel or the Corporation’s shareholders that Indemnitee is not entitled to indemnification shall be a defense to the Enforcement Action or create a presumption that Indemnitee is not entitled to indemnification hereunder; and

         (c)     If Indemnitee is or was serving as a director, officer, employee, trustee or agent of a corporation of which a majority of the shares entitled to vote in the election of its directors is held by the Corporation or in an executive or management capacity in a partnership, joint venture, trust or other enterprise of which the Corporation or a wholly-owned subsidiary of the Corporation is a general partner or has a majority ownership, then such corporation, partnership, joint venture, trust or enterprise shall conclusively be deemed a Related Corporation and Indemnitee shall conclusively be deemed to be serving such Related Corporation at the request of the Corporation.

3.3     Attorneys’ Fees and Expenses for Enforcement Action.  In the event Indemnitee is required to bring an Enforcement Action, the Corporation shall indemnify and hold harmless Indemnitee against all of Indemnitee’s fees and expenses in bringing and pursuing the Enforcement Action (including attorneys’ fees at any stage, and on appeal); provided, however, that the Corporation shall not be required to provide such indemnification for such fees and expenses if a court of competent jurisdiction determines that any of the material assertions made by Indemnitee in such Enforcement Action was not made in good faith or was frivolous. The parties agree that an Enforcement Action is not the applicable stage for determining the reasonableness of attorneys’ fees and that a good faith certification from the applicable attorney as to such fees shall be sufficient for the attorney’s fees to be advanced.

Agreement Presumed Valid; Expenses for Enforcement.  The Corporation shall, to the fullest extent not prohibited by law, be precluded from asserting in any judicial proceeding or arbitration commenced pursuant to this Section 3 that the procedures and presumptions of this Agreement are not valid, binding and enforceable and shall stipulate in any such court or before any such arbitrator that the Corporation is bound by all the provisions of this Agreement. It is the intent of the Corporation that Indemnitee not be required to incur legal fees or other Expenses associated with the interpretation, enforcement or defense of Indemnitee’s rights under this Agreement by litigation or otherwise because the cost and expense thereof would substantially detract from the benefits intended to be extended to Indemnitee hereunder. The Corporation shall indemnify Indemnitee against any and all Expenses and, if requested by Indemnitee, shall (within ten (10) days after receipt by the Corporation of a written request therefor) advance, to the extent not prohibited by law, such Expenses to Indemnitee, which are incurred by Indemnitee in connection with any action brought by Indemnitee for indemnification or advance of Expenses from the Corporation under this Agreement or under any directors’ and officers’ liability insurance policies maintained by the Corporation, regardless of whether Indemnitee ultimately is determined to be entitled to such indemnification, advancement of Expenses or insurance recovery, as the case may be.

Defense of Claim.  With respect to any Proceeding as to which Indemnitee has provided notice to the Corporation pursuant to Section 1.5 hereof:

The Corporation may participate therein at its own expense;

The Corporation, jointly with any other indemnifying party similarly notified, may assume the defense thereof, with counsel reasonably satisfactory to Indemnitee.  After notice from the Corporation to Indemnitee of its election to so assume the defense thereof, the Corporation shall not be liable to Indemnitee under this Agreement for any legal or other expenses (other than reasonable costs of investigation) subsequently incurred by Indemnitee in connection with the defense thereof unless (i) the employment of counsel by Indemnitee has been authorized in writing by the Corporation, (ii) Indemnitee shall have reasonably concluded that there may be a conflict of interest between the Corporation and Indemnitee in the conduct of the defense of such Proceeding, or (iii) the Corporation shall not in fact have employed counsel to assume the defense of such Proceeding, in each of which cases the legal fees and other expenses of Indemnitee shall be borne by the Corporation.  The Corporation shall not be entitled to assume the defense of a Proceeding brought by or on behalf of the Corporation or as to which Indemnitee shall have reasonably reached the conclusion described in (ii) above;

     (c)     The Corporation shall not be liable for any amounts paid in settlement of any Proceeding effected without its written consent;

     (d)     The Corporation shall not settle any Proceeding in any manner which would impose any penalty or limitation on Indemnitee without Indemnitee’s written consent; and

     (e)     Neither the Corporation nor Indemnitee will unreasonably withhold its, his or her consent to any proposed settlement of any Proceeding.

5.     Insurance and Subrogation.

     (a)     The Corporation shall purchase and maintain sufficient insurance (“D&O Insurance”) on behalf of Indemnitee (who shall be an insured under all such policies) who is or was or has agreed to serve at the request of the Corporation as a Director and/or Officer of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of any Related Corporation against any liability asserted against, and incurred by, Indemnitee or on Indemnitee’s behalf in any such capacity, or arising out of Indemnitee’s status as such, whether or not the Corporation would have the power to indemnify Indemnitee against such liability under the provisions of this Agreement.  If the Corporation receives from Indemnitee any notice of the commencement of a Proceeding, the Corporation shall give prompt notice of the commencement of such Proceeding to the insurers under the D&O Insurance in accordance with the procedures set forth in the D&O Insurance.  The Corporation shall thereafter take all necessary or desirable action to cause such insurers under the D&O Insurance to pay, on behalf of Indemnitee, all amounts payable as a result of such Proceeding in accordance with the terms of such D&O Insurance. However, failure of any insurance company to pay the D&O Insurance, for any reason, shall not relieve the Corporation from its obligations hereunder, including, without limitation, the Corporation’s obligation to make timely Expense Advances.

     (b)     In the event of any payment by the Corporation under this Agreement, the Corporation shall be subrogated to the extent of such payment to all of the rights of recovery of Indemnitee with respect to the D&O Insurance, who shall execute all papers required and take all action necessary to secure such rights, including execution of such documents as are necessary to enable the Corporation to bring suit to enforce such rights in accordance with the terms of the D&O Insurance.  The Corporation shall pay or reimburse all expenses actually and reasonably incurred by Indemnitee in connection with such subrogation, and in connection with any action by Indemnitee to collect such insurance.

     (c)     The Corporation shall not be liable under this Agreement to make any payment of amounts otherwise indemnifiable hereunder (including, but not limited to, judgments, fines, ERISA excise taxes or penalties, and amounts paid in settlement) if and to the extent that Indemnitee has otherwise actually received such payment under this Agreement or the D&O Insurance or otherwise.

     (d)     It is the intention of the parties in entering into this Agreement that the insurers under the D&O Insurance shall be obligated ultimately to pay any claims by Indemnitee which are covered by such D&O Insurance, and nothing herein shall be deemed to diminish or otherwise restrict the Corporation’s or Indemnitee’s right to proceed or collect against insurers under the D&O Insurance or to give the insurers under the D&O Insurance any rights against the Corporation under or with respect to this Agreement, including, without limitation, any right to be subrogated to Indemnitee’s rights hereunder, unless otherwise expressly agreed to by the Corporation in writing.  The obligation of the insurers under the D&O Insurance to the Corporation and Indemnitee shall not be deemed reduced or impaired in any respect by virtue of the provisions of this Agreement.

6.     Limitations on Indemnification; Mutual Acknowledgment.

6.1    Limitation on Indemnity.  No indemnification pursuant to this Agreement shall be provided by the Corporation:

       (a)     On account of any suit in which a final, unappealable judgment is rendered against Indemnitee for an accounting of profits made from the purchase or sale by Indemnitee of securities of the Corporation in violation of the provisions of Section 16(b) of the Securities Exchange Act of 1934, as amended, or any similar successor statute;

      (b)     In connection with any Proceeding initiated by Indemnitee, except with respect to an Enforcement Action, unless (i) such Proceeding was authorized by the Board or (ii) the Corporation provides the indemnification, in its sole discretion, pursuant to the powers vested in the Corporation under applicable law;

      (c)     For Expenses or Expense Advances that have been paid directly to Indemnitee by an insurer under any insurance policy maintained by the Corporation;

      (d)     On account of Indemnitee’s conduct which is finally adjudged to fall within one or more of the exclusions set forth in Section 1.1 above; or

      (e)     If a final decision by a court having jurisdiction in the matter shall determine that such determination in unlawful.

7.     Nondisclosure of Payments.  Except as expressly required by prevailing law, neither party shall disclose any payments under this Agreement unless prior approval of the other party is obtained.  Any payments to Indemnitee that must be disclosed shall, unless otherwise required by law, be described only in the Corporation’s proxy or information statements relating to special and/or annual meetings of the Corporation’s shareholders.

8.     Severability.  Nothing in this Agreement is intended to require or shall be construed as requiring the Corporation to take or fail to take any action in violation of applicable law.  The Corporation’s inability to perform its obligations under this Agreement pursuant to court order shall not constitute a breach of this Agreement.  The provisions of this Agreement shall be severable, as provided in this Section 8.  If this Agreement or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, then the Corporation shall nevertheless indemnify Indemnitee to the full extent permitted by any applicable portion of this Agreement that shall not have been invalidated, and the balance of this Agreement not so invalidated shall be enforceable in accordance with its terms.

9.     Governing Law; Binding Effect; Amendment and Termination.

        (a)     This Agreement shall be interpreted and enforced in accordance with the laws of the State of Washington.This Agreement shall be binding upon Indemnitee and upon the Corporation, their successors and assigns, and shall inure to the benefit of Indemnitee, Indemnitee’s heirs, personal representatives and assigns and to the benefit of the Corporation, its successors and assigns.

        (b)     No amendment, modification, termination or cancellation of this Agreement shall be effective unless in writing assigned by both parties hereto.

10    Contribution.  To the fullest extent permissible under applicable law, if the indemnification provided for in this Agreement is unavailable to Indemnitee for any reason whatsoever, the Corporation, in lieu of indemnifying Indemnitee, shall contribute to the amount incurred by Indemnitee, whether for judgments, fines, penalties, excise taxes, amounts paid or to be paid in settlement and/or for Expenses, in connection with any claim relating to an indemnifiable event under this Agreement, in such proportion as is deemed fair and reasonable in light of all of the circumstances of such Proceeding in order to reflect (i) the relative benefits received by the Corporation and Indemnitee as a result of the event(s) and/or transaction(s) giving rise to such Proceeding; and/or (ii) the relative fault of the Corporation (and its directors, officers, employees and agents) and Indemnitee in connection with such event(s) and/or transaction(s).

11.    Applicable Law and Consent to Jurisdiction.  This Agreement and the legal relations among the parties shall be governed by, and construed and enforced in accordance with, the laws of the  State of Washington, without regard to its conflict of laws ru1es. Except with respect to any arbitration commenced by Indemnitee pursuant to Section 3 of this Agreement, the Corporation and Indemnitee hereby irrevocably and unconditionally (i) agree that any action or proceeding arising out of or in connection with this Agreement shall be brought only in the King County Superior Court, Seattle, Washington (the “Washington Court”), and not in any other state or federal court in the United States of America or any court in any other country, (ii) consent to submit to the exclusive jurisdiction of the Washington Court for purposes of any action or proceeding arising out of or in connection with this Agreement, (iii) waive any objection to the laying of venue of any such action or proceeding in the Washington Court, and (iv) waive, and agree not to plead or to make, any claim that any such action or proceeding brought in the Washington Court bas been brought in an improper or inconvenient forum.

12.    Interpretation of Agreement.  It is understood that the parties hereto intend this Agreement to be interpreted and enforced so as to provide indemnification to Indemnitee to the fullest extent now or hereafter permitted by law.

13    Miscellaneous.

        (a)     This Agreement supercedes any prior indemnification agreement between Indemnitee and the Corporation or its predecessors.

        (b)     Nothing in this Agreement is intended to confer upon Indemnitee any right to employment or continued employment.

        (c)     The section and subsection headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

        (d)     This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument, notwithstanding that both parties are not signatories to the original or same counterpart.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement on and as of the day and year first above written.

data i/o corporation

By
Name:
Title:

Indemnitee

Name:
Title:

EXHIBIT A:  NOTICE OF CLAIM

1.             Notice is hereby given by the undersigned, ________________, pursuant to Section 1.5 of the Indemnification Agreement (the “Agreement”) dated ____________________, 20___, between Data I/O Corporation, a Washington corporation (the “Corporation”) and the undersigned, of the commencement of a Proceeding, as defined in the Agreement.

2.             The undersigned hereby requests indemnification with respect to the Proceeding by the Corporation under the terms of the Agreement.

3.             [Add brief description of the Proceeding.]

DATED:

[Print name of Indemnitee]