Form 10-Q
period 2011-03-31
DATA I/O CORP
filed 2011-05-13
CIK 351998

   UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

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

Shares of Common Stock, no par value, outstanding as of April 28, 2011:

9,042,031

                                                                                                                        1

PART I - FINANCIAL INFORMATION

Item 1.                        Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	March 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 19,024	$ 18,942
Trade accounts receivable, net of allowance for doubtful accounts of $137 and $138, respectively	5,527	4,975
Inventories	3,541	3,570
Other current assets	400	528
TOTAL CURRENT ASSETS	28,492	28,015

Property, plant and equipment – net	1,185	1,256
Other assets	100	153
TOTAL ASSETS	$ 29,777	$ 29,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 1,146	$ 1,234
Accrued compensation	960	1,578
Deferred revenue	1,553	1,572
Other accrued liabilities	958	770
Accrued costs of business restructuring	-	58
Income taxes payable	91	108
Current portion long-term debt	57	92
TOTAL CURRENT LIABILITIES	4,765	5,412

Long-term other payables	217	47

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 9,034,531 and 9,027,867 shares	22,271	22,172
Accumulated earnings	1,432	900
Accumulated other comprehensive income	1,092	893
TOTAL STOCKHOLDERS’ EQUITY	24,795	23,965
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 29,777	$ 29,424

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

Net Sales	$ 7,043	$ 6,252
Cost of goods sold	2,879	2,499
Gross margin	4,164	3,753
Operating expenses:
Research and development	1,352	950
Selling, general and administrative	2,172	1,938
Total operating expenses	3,524	2,888
Gain on sale of assets	-	3
Operating income	640	868
Non-operating income (expense):
Interest income	13	2
Interest expense	-	(3)
Foreign currency transaction gain (loss)	(35)	(56)
Total non-operating income (loss)	(22)	(57)
Income before income taxes	618	811
Income tax expense	(86)	(102)
Net income	$ 532	$ 709

Basic earnings per share	$ 0.06	$ 0.08
Diluted earnings per share	$ 0.06	$ 0.08
Weighted-average basic shares	9,031	8,959
Weighted-average diluted shares	9,234	9,080

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 532	$ 709
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization	201	290
Gain on sale of assets	-	(3)
Equipment transferred to cost of goods sold	22	158
Share-based compensation	87	75
Net change in:
Trade accounts receivable	(407)	(1,591)
Inventories	56	161
Other current assets	140	84
Accrued cost of business restructuring	-	(25)
Accounts payable and accrued liabilities	(573)	299
Deferred revenue	(69)	316
Other long-term liabilities	125	-
Deposits and other long-term assets	58	(1)
Net cash provided by (used in) operating activities	172	472

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(152)	(368)
Net proceeds from sale of assets	-	3
Cash provided by (used in) investing activities	(152)	(365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock under plans	11	15
Payment of capital lease obligation	(35)	(32)
Cash provided by (used in) financing activities	(24)	(17)
Increase (decrease) in cash and cash equivalents	(4)	90

Effects of exchange rate changes on cash	86	(48)
Cash and cash equivalents at beginning of period	18,942	15,642
Cash and cash equivalents at end of period	$ 19,024	$ 15,684

See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of and for the three months ended March 31, 2011 and March 31, 2010 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2010.

Revenue Recognition

Data I/O recognizes revenue at the time of shipment. When arrangements include multiple elements, we use objective evidence of selling price to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. The amount of revenue recognized is affected by our judgments as to the collectability of the transaction or whether an arrangement includes multiple elements and if so, whether specific objective evidence of selling price exists for those elements.   Effective January 1, 2011, under the provision of ASU 2009-13 Revenue Recognition (Topic 605), the allocation of  revenue is done on a pro-rata versus residual basis for the recognized revenue.

The revenue related to products requiring installation that is perfunctory is recognized at the time of shipment provided that persuasive evidence of an arrangement exists, shipment has occurred, the price is fixed or determinable, and collectability is reasonably assured.  Installation that is considered perfunctory includes any installation that can be performed by other parties, such as distributors, other vendors, or in most cases the customers themselves. This takes into account the complexity, skill, and training needed as well as customer expectations regarding installation.  We measure the standalone selling price of the product versus the service installation value component by the amount paid to independent representative service groups or the amount of additional discount given to independent distributors to provide the service installation.

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

Certain fixed-price engineering services contracts that require significant production, modification, or customization of software, are accounted for using the percentage-of-completion method.  We use the percentage-of-completion method of accounting because it is the most accurate method to recognize revenue based on the nature and scope of certain of our fixed-price engineering services contracts; it is a better measure of periodic income results than other methods and it better matches revenue recognized with the cost incurred.  Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours at completion, with consideration given to output measures, such as contract milestones, when applicable.  Significant judgment is required when estimating total hours and progress to completion on these arrangements, which determines the amount of revenue we recognize as well as whether a loss is recognized if expected to be incurred upon project completion.  Revisions to hour and cost estimates are incorporated in the period in which the facts that give rise to the revision become known.

Stock-Based Compensation Expense

Data I/O measures and recognizes compensation expense as required for all share-based payment awards, including employee stock options and restricted stock awards, based on estimated fair values on the grant dates. Total share-based compensation for the three months ended March 31, 2011 and March 31, 2010 was $87,000 and $75,000, respectively.

Income Tax

Historically when accounting for uncertainty in income taxes, Data I/O has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months ended March 31, 2011. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

Data I/O has incurred net operating losses in certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future. There was $100,000 of unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of March 31, 2011.

Tax years that remain open for examination include 2007, 2008, 2009 and 2010 in the United States of America. In addition, tax years from 1999 to 2006 may be subject to examination in the event that the Company utilizes the net operating losses or other carry forwards from those years in its current or future tax returns.

Recent Accounting Pronouncements

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

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). It provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. This standard establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This standard also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market participant. It also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The impact of adoption of this standard had no material effect on the accompanying condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”).  According to this update, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance.  It provides additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance.  This standard shall be adopted in the same period using the same transition method as indicated in the update to revenue arrangements with multiple deliverables. The impact of adoption of this standard had no material effect on the accompanying condensed consolidated financial statements.

NOTE 2 - RECLASSIFICATIONS

Certain prior period balances may have been reclassified to conform to the presentation used in the current period.

NOTE 3 - INVENTORIES

Inventories consisted of the following components:

	March 31, 2011	December 31, 2010
(in thousands)
Raw material	$ 2,226	$ 2,098
Work-in-process	845	772
Finished goods	470	700
Total Inventories	$ 3,541	$ 3,570

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	March 31, 2011	December 31, 2010
(in thousands)
Leasehold improvements	$ 396	$ 396
Equipment	8,312	8,264
	8,708	8,660
Less accumulated depreciation	7,523	7,404
Property and equipment - net	$ 1,185	$ 1,256

NOTE 5 – BUSINESS RESTRUCTURING

We took restructuring actions in 2008 totaling $542,000, primarily severance-related, and additional actions in 2009 totaling $203,000 to flatten and streamline the organization, as well as reducing cost, by decreasing the size of our Board and abandoning a portion of our building space.  At March 31, 2011, all previous accrued restructure costs have been paid or eliminated as a result of our lease amendment in February 2011.

Restructuring	Reserve Balance 12/31/2009	2010 Expense	2010 Payments/ Write-Offs	Reserve Balance 12/31/2010	2011 Expense	2011 Payments/ Write-Offs	Reserve Balance 3/31/2011
(in thousands)
Downsizing US operations:
Facility & other costs	$ 158	$ -	$ 100	$ 58	$ -	$ 58	$ -

Total	$ 158	$ -	$ 100	$ 58	$ -	$ 58	$ -

An analysis of the restructuring is as follows:

NOTE 6 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	March 31, 2011	December 31, 2010
(in thousands)
Product warranty	$ 392	$ 376
Sales return reserve	79	66
Other taxes	371	109
Other	116	219
Other accrued liabilities	$ 958	$ 770

 The changes in Data I/O’s product warranty liability for the three months ending March 31, 2011 are as follows:

(in thousands)
Liability, beginning balance	$ 376
Net expenses	196
Warranty claims	(196)
Accrual revisions	16
Liability, ending balance	$ 392

NOTE 7 – OPERATING LEASE AND OTHER COMMITMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At March 31, 2011, the purchase and other obligations totaled $1,429,000.

Data I/O also has commitments under non-cancelable operating leases.  In February 2011, the company entered into an amended lease arrangement that reduced the amount of space leased in Redmond and extended the lease term through June 20, 2016.  These amended terms are included in the operating lease table below.

Future annual lease payments at March 31, 2011:

Operating Leases
(in thousands)
2011	$ 590
2012	872
2013	848
2014	848
2015	796
Thereafter	343
Total	$ 4,297

NOTE 8 – CONTINGENCIES

As of March 31, 2011, Data I/O was not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

NOTE 9 – LONG-TERM DEBT

On September 27, 2006, the Company entered into a five year capital lease agreement in the amount of $591,145.  The imputed interest rate is 7.69%.  At March 31, 2011, scheduled maturities of the capital lease obligation for the years ending December 31 are as follows:

Long-Term Debt
(in thousands)
2011	$ 59
2012	-
Total minimum lease payments	$ 59
Less: Amount representing interest	(2)
Present value of capital lease obligation	$ 57
Current portion of long-term debt	(57)
Non-current portion of long-term debt	$ -

NOTE 10 – EARNINGS PER SHARE

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during each period.  Diluted earnings per share is calculated based on these same weighted average shares outstanding plus the effect of potential shares issuable upon assumed exercise of stock options based on the treasury stock method.  Potential shares issuable upon the exercise of stock options are excluded from the calculation of diluted earnings per share to the extent their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2011	March 31, 2010
(in thousands except per share data)
Numerator for basic and diluted earnings per share:
Net income	$ 532	$ 709

Denominator for basic earnings per share -
weighted-average shares	9,031	8,959
Employee stock options and awards	203	121

Denominator for diluted earnings per share -
adjusted weighted-average shares and assumed conversions of stock options	9,234	9,080

Basic and diluted earnings per share:
Total basic earnings per share	$ 0.06	$ 0.08
Total diluted earnings per share	$ 0.06	$ 0.08

The computation for the three months ended March 31, 2011 and 2010 excludes 147,555 and 151,437 options, respectively, to purchase common stock, as their effect is anti-dilutive.

NOTE 11 – SHARE-BASED COMPENSATION

The impact on our results of operations of recording share-based compensation for the three months ended March 31, 2011 and March 31, 2010, respectively, are as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
(in thousands)
Cost of goods sold	$ 9	$ 7
Research and development	8	7
Selling, general and administrative	70	61
Total share-based compensation	$ 87	$ 75

Impact on net income per share:
Basic and diluted	($0.01)	($0.01)

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model.  The following weighted average assumptions were used to calculate the fair value of stock options granted during the three months ended March 31, 2011:

Risk-free interest rates	1.42%
Volatility factors	0.56
Expected life of the option in years	4.00
Expected dividend yield	None

No option grants occurred in the three months ended March 31, 2010.

At March 31, 2011, there remained approximately $671,117 of unamortized expected future compensation expense associated with unvested option grants and restricted stock awards, with a remaining weighted average amortization period of  2.41 years.

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2011 and March 31, 2010, total comprehensive income (loss) was comprised of the following:

Three Months Ended
(in thousands)	March 31, 2011	March 31, 2010

Net income	$ 532	$ 709
Foreign currency translation gain (loss)	200	(98)
Total comprehensive income (loss)	$ 732	$ 611

NOTE 13 – SUBSEQUENT EVENT

On April 29, 2011, Data I/O acquired software technology consisting of patents, software source code, and other intellectual property.  This software technology will be incorporated into new products currently in development and will be the basis for new software offering in adjacent market spaces.  The technology was purchased for $2 million in cash, $1 million in Data I/O common stock with an unregistered share legend, and a royalty of 4% of directly associated revenue for five years.

Item 2.                        Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements herein regarding industry prospects or trends; expected revenues; expected level of expense; future results of operations, restructuring implications; breakeven point, or financial position; changes in gross margin; economic conditions and capital spending outlook; market acceptance of our newly introduced or upgraded products; the impact and integration of acquisitions; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  Data I/O is under no duty to update any of these forward-looking statements after the date of this report.  The reader should not place undue reliance on these forward-looking statements.  The discussions above and in the section in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in the Company’s Annual report on Form 10-K for the year ended December 31, 2010 describe some, but not all, of the factors that could cause these differences.

OVERVIEW

We continued to focus on our primary goal of managing the business to grow profits, while developing, launching and enhancing products to drive revenue and earnings growth.  Our challenge continues to be operating in a cyclical and rapidly evolving industry environment.  We are continuing our efforts to balance business geography shifts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.

On April 29, 2011, Data I/O acquired software technology consisting of patents, software source code, and other intellectual property.  This software technology will be incorporated into new products currently in development and will be the basis for new software offerings in adjacent market spaces.

We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, software, and automated programming systems for the manufacturing environment.  We continue to focus on extending the capabilities and support for our FlashCORE architecture, and the ProLINE-RoadRunner, FLX, PS, and FlashPAK product lines, as well as new product initiatives.  Our applications innovation strategy provides complete solutions to target customer’s business problems.  These solutions generally have a larger software element, may involve third-party components, and in many cases, will be developed or customized to address the specific requirements of individual customers.  We believe by adding these features and applications to our strategic product platforms, we will be able to set ourselves apart from other product suppliers and elevate our relationships with our customers.

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless, automotive, industrial controls and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts.  We also provide product solutions used by electronics design engineers.  We continued to expand our China operations to take advantage of the growth of manufacturing in China and to operate close to our customers.  We continued to address the effectiveness of our sales and marketing organization and sales channels by adding and changing channels and providing our channel partners with extensive product, sales and service training.  We recognized the need to diversify our customer base and are continuing to take steps to broaden our channels of distribution and representation to reach a greater number of customers.  We believe these channel actions help us grow our business more rapidly, both by adding new customers and by increasing penetration of existing accounts.

BUSINESS RESTRUCTURING

We took restructuring actions in 2008 totaling $542,000, primarily severance-related, and additional actions in 2009 totaling $203,000 to flatten and streamline the organization, as well as reducing cost, by decreasing the size of our Board and abandoning a portion of our building space.  At March 31, 2011, all previous accrued restructure costs have been paid or eliminated as a result of our lease amendment in February 2011.

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

Data I/O believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition:  Sales of Data I/O’s semiconductor programming equipment are recognized at the time of shipment.  We have determined that our automated products have reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be considered a separate element.  These systems are standard products with published product specifications and are configurable with standard options.  The evidence that these systems could be accepted was based upon having standardized factory production of the units, results from batteries of tests of product performance to our published specifications, quality inspections and installation standardization, as well as past product operation validation with customers and the history provided by our installed base of products upon which the current versions were based.   When arrangements include multiple elements, we use objective evidence of selling price to allocate revenue to the various elements and recognize revenue when the criteria for revenue recognition have been met for each element.  Effective January 1, 2011, under the provision of ASU 2009-13 Revenue Recognition (Topic 605), the allocation of  revenue is done on a pro-rata versus residual basis for the recognized revenue.  The amount of revenue recognized is affected by our judgments as to the collectability of the transaction or whether an arrangement includes multiple elements and if so, whether specific objective evidence of selling price exists for those elements.  The measure of standalone selling price of the product versus the service installation value component is determined by the amount Data I/O pays to independent representative service groups or the amount of additional discount given to independent distributors, to provide the service installation.  Changes to the elements in an arrangement and the ability to establish specific objective evidence for those elements could affect the timing of the revenue recognition.  These conditions could be subjective and actual results could vary from the estimated outcome.

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

Certain fixed-price engineering service contracts that require significant production, modification, or customization of software, are accounted for using the percentage-of-completion method.  We use the percentage-of-completion method of accounting because it is the most accurate method to recognize revenue based on the nature and scope of our fixed-price professional engineering service contracts; it is a better measure of periodic income results than other methods and it better matches revenue recognized with the costs incurred.  Percentage of completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours to complete, with consideration given to output measures, such as contract milestones, when applicable.  Significant judgment is required when estimating total hours and progress to completion on these arrangements, which determines the amount of revenue we recognize as well as whether a loss is recognized if one is expected to be incurred upon project completion.  Revisions to hour and cost estimates are incorporated in the period the amounts are recognized if the results of the period have not been reported; otherwise, the revision of estimates are recognized in the period in which the facts that give rise to the revision become known.

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

Results of Operations

Net Sales

	Three Months Ended
Net sales by product line	March 31, 2011	Change	March 31, 2010
(in thousands)
Automated programming systems	$ 4,782	14.8%	$ 4,166
Non-automated programming systems	2,261	8.4%	2,086
Total programming systems	$ 7,043	12.7%	$ 6,252

Net sales by location	March 31, 2011	Change	March 31, 2010
(in thousands)
United States	$ 529	(20.6%)	$ 666
% of total	7.5%		10.7%
International	$ 6,514	16.6%	$ 5,586
% of total	92.5%		89.3%

Revenue increased to $7.0 million for the first quarter of 2011, an increase of 12.7% compared to $6.3 million in the first quarter of 2010 and up sequentially compared to $6.9 million for the fourth quarter of 2010.  International sales represented 92.5% of total sales for the first quarter 2011.  Compared to the first quarter of 2010, we experienced a revenue increase of 101% in Asia and 6% in Europe, while revenue in the Americas decreased by 33%.  The Americas’ revenue declined primarily due to lower custom software sales and lower sales in Mexico.  We attribute the lower sales in Mexico primarily to the effect of violence that has taken place there.

Orders increased 3% in the first quarter of 2011 compared to the same period in 2010, with Asia up 88%, Europe up 17%, and the Americas down 47%.  The variation in sales percentages versus order percentages relates to the change in backlog and deferred revenues.  Backlog at the end of the quarter was $.9 million, down from $1.6 million at the start of the quarter, and from $1.1 million at the end of the first quarter of 2010.  Deferred revenue at both the start and end of the quarter was $1.6 million.  Our FlashPAK product line and adapter sales benefited from the increased demand in Asia.  Programming center related business resulted in good PS Family sales.

	Three Months Ended
	March 31, 2011	Change	March 31, 2010
(in thousands)
Gross margin	$ 4,164	11.0%	$ 3,753
Percentage of net sales	59.1%		60.0%

Gross Margin

Gross margins during the first quarter of 2011 increased in total dollars, due to increased sales volume, but decreased as a percentage of sales compared to the first quarter of 2010.  The decrease in gross margin percentage was primarily due to less favorable factory variances in the first quarter of 2011 compared to the first quarter of 2010.

Research and Development

	Three Months Ended
	March 31, 2011	Change	March 31, 2010
(in thousands)
Research and development	$ 1,352	42.3%	$ 950
Percentage of net sales	19.2%		15.2%

Research and development (“R&D”) spending for the first quarter of 2011 increased by approximately $402,000 compared to the first quarter of 2010, primarily due to the increased use of outside resources of $205,000 and materials of $126,000 to accelerate our growth initiatives.  We expect higher spending to continue for the next quarter as we continue to accelerate our growth initiatives, including spending related to our recent software technology purchase in April 2011.

Selling, General and Administrative
	Three Months Ended
	March 31, 2011	Change	March 31, 2010
(in thousands)
Selling, general & administrative	$ 2,172	12.1%	$ 1,938
Percentage of net sales	30.8%		31.0%

Selling, general and administrative (“SG&A”) expenses increased approximately $234,000 for the first quarter of 2011 compared to the first quarter of 2010.  This was due primarily to increased use of outside professional consultants and contractors, higher compensation costs and higher incentive compensation based on financial results.  Our first quarter G&A is always seasonally higher due to the audit, Nasdaq fee and public reporting costs.

Interest

	Three Months Ended
	March 31, 2011	Change	March 31, 2010
(in thousands)
Interest income	$ 13	550.0%	$ 2
Interest expense	$ -		$ (3)

Interest income for the first quarter of 2011 and 2010 increased compared to the same period in 2010 due to higher cash balances.  Interest expense decreased for the three months ended March 31, 2011 compared to the same period in 2010 as a result of the lower balance on the equipment capital lease.

Income Taxes

	Three Months Ended
	March 31, 2011	Change	March 31, 2010
(in thousands)
Income tax expense	$ (86)	(15.7%)	$ (102)

Income tax expense recorded for the first quarter of 2011 and 2010 resulted from foreign and state taxes.  The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances and state taxes.  Data I/O has a valuation allowance of $8,943,000 as of March 31, 2011.  Our deferred tax assets and valuation allowance are reduced by approximately $100,000 associated with the requirements of accounting for uncertain tax positions as of March 31, 2011.

Financial Condition

Liquidity and Capital Resources

	March 31, 2011	Change	December 31, 2010
(in thousands)
Working capital	$ 23,727	$ 1,124	$ 22,603

Our cash and cash equivalents increased by approximately $82,000 during the first quarter of 2011,  primarily due to earnings offset by cash used to pay year end 2010 incentive compensation and 401(k) matching accrued expenses.  Accounts receivable increased to $5.5 million from $5.0 million, due to the sales shipments taking place relatively late in the quarter.  Inventories decreased to $3.5 million at the end of the first quarter compared to $3.6 million at December 31, 2010.

We expect that we will continue to make capital expenditures to support our business.  Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, we have required substantial working capital to fund our operations.  Over the last few years, we restructured our operations to lower our costs and operating expenditures in some geographic regions, while investing in other regions, and to lower the level of revenue required for our net income breakeven point, to preserve our cash position and to focus on profitable operations.  We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  Our working capital may be used to fund growth initiatives including acquisitions which could reduce our liquidity, such as the software technology purchase that used $2 million in cash and $1 million in unregistered stock on April 29, 2011.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

Long-Term Debt

During the third quarter of 2006, the Company entered into a five-year capital lease agreement in the amount of $591,145.  The lease was used to fund new equipment and installation associated with our move to the new facility in July of 2006.  As of March 31, 2011 and December 31, 2010, there is no long-term debt line item, and the current portion of long-term debt is $57,000 and $92,000, respectively.  See Note 9, “Long-Term Debt.”

OFF-Balance sheet arrangements

Except as noted above in Note 7, “Operating Lease and Other Commitments,” Data I/O had no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU 2010-06"), which amends the disclosure guidance with respect to fair value measurements. Specifically, the new guidance requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010.  The impact of adoption of this standard had no material effect on the accompanying condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). It provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. This standard establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This standard also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market participant. It also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The impact of adoption of this standard had no material effect on the accompanying condensed consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”).  According to this update, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of the software revenue guidance.  It provides additional guidance on how to determine which software, if any, relating to the tangible product also would be excluded from the scope of the software revenue guidance.  This standard shall be adopted in the same period using the same transition method as indicated in the update to revenue arrangements with multiple deliverables. The impact of adoption of this standard had no material effect on the accompanying condensed consolidated financial statements.

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

As of March 31, 2011, Data I/O was not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

Item 1A.             Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  Other than the following item, there are no material changes to the Risk Factors described in our Annual Report:

Our recent acquisition of assets may have an adverse effect on our business if we cannot develop products on a timely basis or advance our business strategy.

We recently completed an acquisition of software technology assets and expect to invest resources to develop those assets.  Development of this software technology investment involves significant challenges and risks including that the transaction does not advance our business strategy; that we do not realize a satisfactory return on our investment; or that we experience difficulty in the integration of new employees, development of the software and technology, or diversion of management’s attention from our other business.  These events could harm our operating results or financial condition.

Item 2.            Unregistered Sales of Equity Securities, Use of Proceeds

                                None

Item 3.            Defaults Upon Senior Securities

                                None

Item 4.           [Removed and Reserved]

Item 5.           Other Information

                                None

Item 6.           Exhibits

(a)     Exhibits

3       Articles of Incorporation:

3.2        Data I/O’s Second Amended and Restated Bylaws as of February 24, 2011 (Incorporated by   reference to Data I/O’s Current Report on Form 8-K filed March 2, 2011).

10         Material Contracts:

10.21    Data I/O’s Entry into Asset Purchase Agreement dated April 29, 2011, with the Miller Trust, for acquisition of Software Technology (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed May 3, 2011).

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

DATED:   May 13, 2011

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

DATED:   May 13, 2011

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

DATED:   May 13, 2011

 /s/ Joel S. Hatlen

Joel S. Hatlen

                                Chief Financial Officer

                                (Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 13, 2011

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 13, 2011

