Form 10-Q
period 2011-06-30
DATA I/O CORP
filed 2011-08-12
CIK 351998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Shares of Common Stock, no par value, outstanding as of August 3, 2011:

9,270,560

                                                                                                                        1

PART I - FINANCIAL INFORMATION

Item 1.                        Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	June 30, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 16,990	$ 18,942
Trade accounts receivable, net of allowance for doubtful accounts of $135 and $138	5,336	4,975
Inventories	3,926	3,570
Other current assets	475	528
TOTAL CURRENT ASSETS	26,727	28,015

Property, plant and equipment – net	1,270	1,256
Intangible software technology – net	3,014	-
Other assets	102	153
TOTAL ASSETS	$ 31,113	$ 29,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 917	$ 1,234
Accrued compensation	1,155	1,578
Deferred revenue	1,413	1,572
Other accrued liabilities	800	770
Accrued costs of business restructuring	-	58
Income taxes payable	87	108
Current portion long-term debt	23	92
TOTAL CURRENT LIABILITIES	4,395	5,412

Long-term other payables	280	47

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 9,267,907 and 9,027,867 shares	23,388	22,172
Accumulated earnings	1,830	900
Accumulated other comprehensive income	1,220	893
TOTAL STOCKHOLDERS’ EQUITY	26,438	23,965
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 31,113	$ 29,424

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Sales	$ 6,849	$ 6,592	$ 13,892	$ 12,843
Cost of goods sold	2,841	2,742	5,720	5,240
Gross margin	4,008	3,850	8,172	7,603
Operating expenses:
Research and development	1,276	960	2,627	1,911
Selling, general and administrative	2,215	1,876	4,388	3,813
Total operating expenses	3,491	2,836	7,015	5,724
Gain on sale of assets	-	-	-	3
Operating income	517	1,014	1,157	1,882
Non-operating income (expense):
Interest income	19	15	32	17
Interest expense	(1)	(3)	(2)	(6)
Foreign currency transaction gain (loss)	(32)	(122)	(66)	(178)
Total non-operating income (loss)	(14)	(110)	(36)	(167)
Income before income taxes	503	904	1,121	1,715
Income tax (expense) benefit	(105)	(45)	(191)	(148)
Net income	$ 398	$ 859	$ 930	$ 1,567

Basic earnings per share	$ 0.04	$ 0.10	$ 0.10	$ 0.17
Diluted earnings per share	$ 0.04	$ 0.09	$ 0.10	$ 0.17
Weighted-average basic shares	9,176	8,984	9,103	8,972
Weighted-average diluted shares	9,343	9,101	9,289	9,091

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 930	$ 1,567
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization	573	562
Gain on sale of assets	-	(3)
Equipment transferred to cost of goods sold	83	308
Share-based compensation	210	157
Net change in:
Trade accounts receivable	(182)	(1,551)
Inventories	(313)	432
Other current assets	73	147
Accrued cost of business restructuring	-	(50)
Accounts payable and accrued liabilities	(779)	429
Deferred revenue	(222)	(17)
Other long-term liabilities	189	-
Deposits and other long-term assets	59	(34)
Net cash provided by (used in) operating activities	621	1,947

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(596)	(580)
Net proceeds from sale of assets	-	3
Purchase of Software Technology	(2,089)	-
Cash provided by (used in) investing activities	(2,685)	(577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5	65
Payment of capital lease obligation	(69)	(63)
Cash provided by (used in) financing activities	(64)	2
Increase (decrease) in cash and cash equivalents	(2,128)	1,372

Effects of exchange rate changes on cash	176	(177)
Cash and cash equivalents at beginning of period	18,942	15,642
Cash and cash equivalents at end of period	$ 16,990	$ 16,837

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for consideration in asset purchase
163,934 shares	$ 1,000	$ -

See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of June 30, 2011 and June 30, 2010 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2010.

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

Certain fixed-price engineering services contracts that require significant production, modification, or customization of software, are accounted for using the percentage-of-completion method.  We use the percentage-of-completion method of accounting because it is the most accurate method to recognize revenue based on the nature and scope of certain of our fixed-price engineering services contracts; it is a better measure of periodic income results than other methods and it better matches revenue recognized with the cost incurred.  Percentage-of-completion is measured based primarily on input measures such as hours incurred to date compared to total estimated hours at completion, with consideration given to output measures, such as contract milestones, when applicable.  Significant judgment is required when estimating total hours and progress to completion on these arrangements, which determines the amount of revenue we recognize as well as whether a loss is recognized, if expected to be incurred upon project completion.  Revisions to hour and cost estimates are incorporated in the period in which the facts that give rise to the revision become known.

Stock-Based Compensation Expense

Data I/O measures and recognizes compensation expense as required for all share-based payment awards, including employee stock options and restricted stock awards, based on estimated fair values on the grant dates. Total share-based compensation for the three and six months ended June 30, 2011 was $122,788 and $209,900, respectively.  Total share-based compensation for the three and six months ended June 30, 2010 was $82,000 and $157,000, respectively.

Income Tax

Historically when accounting for uncertainty in income taxes, Data I/O has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three and six months ended June 30, 2011. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

Data I/O has incurred net operating losses in certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future. There was $102,000 of unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of June 30, 2011.

Tax years that remain open for examination include 2007, 2008, 2009 and 2010 in the United States of America. In addition, tax years from 1999 to 2006 may be subject to examination in the event that the Company utilizes the NOL’s or other carry forwards from those years in its current or future year tax return.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”).  This ASU amends requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of fiscal year 2013 with early adoption permitted. The adoption of this guidance will not impact the Company's financial position, results of operations or cash flows and will only impact the presentation of OCI on the financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement  (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Reporting Standards (“ASU No. 2011-04”)  which amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment is effective for the Company at the beginning of January 2012, with early adoption prohibited. The adoption of this amendment is not expected to materially affect the Company's financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). It amends the criteria for separating consideration in multiple-deliverable arrangements. This standard establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This standard also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market participant. It also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The impact of adoption of this standard had no material effect on the accompanying condensed consolidated financial statements.

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

NOTE 2 - INVENTORIES

Inventories consisted of the following components:

	June 30, 2011	December 31, 2010
(in thousands)
Raw material	$ 2,510	$ 2,098
Work-in-process	1,008	772
Finished goods	408	700
Inventories	$ 3,926	$ 3,570

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	June 30, 2011	December 31, 2010
(in thousands)
Leasehold improvements	$ 476	$ 396
Equipment	8,459	8,264
	8,935	8,660
Less accumulated depreciation	$ 7,665	$ 7,404
Property and equipment - net	$ 1,270	$ 1,256

NOTE 4 – INTANGIBLE SOFTWARE TECHNOLOGY, NET

On April 29, 2011, Data I/O purchased software technology for $2 million in cash and 163,934 shares of Data I/O common stock, valued at $1 million on the date of purchase.  Acquisition costs of $89,000 were capitalized as part of the transaction.  The transaction was accounted for as an asset purchase as it was determined the assets acquired did not constitute an operational business.

For a period of five years Data I/O will pay the seller royalties of 4% of directly associated revenues relating to this acquired software technology.  The company will expense the royalty payments when they are incurred as the Company cannot reasonably estimate the future royalty payment amount at the time of the acquisition.

The following is a summary of the company's intangible assets:

	June 30, 2011	December 31, 2010
(in thousands)
Intangible software technology	$ 3,089	$ -
Less accumulated amortization	$ 75	$ -
Intangible software technology - net	$ 3,014	$ -

NOTE 5 – BUSINESS RESTRUCTURING

We took restructuring actions in 2008 totaling $542,000, primarily severance-related, and additional actions in 2009 totaling $203,000 to flatten and streamline the organization, as well as reducing cost, by decreasing the size of our Board and abandoning a portion of our building space.  At June 30, 2011, all previous accrued restructure costs have been paid or eliminated as a result of our lease amendment in February 2011.

An analysis of the restructuring is as follows (in thousands):

Restructuring	Reserve Balance 12/31/2009	2010 Expense	2010 Payments/ Write-Offs	Reserve Balance 12/31/2010	2011 Expense	2011 Payments/ Write-Offs	Reserve Balance 6/30/2011
(in thousands)
Downsizing US operations:
Facility & other costs	$ 158	$ -	$ 100	$ 58	$ -	$ 58	$ -

Total	$ 158	$ -	$ 100	$ 58	$ -	$ 58	$ -

NOTE 6– OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	June 30, 2011	December 31, 2010
(in thousands)
Product warranty	$ 398	$ 376
Sales return reserve	89	66
Other taxes	109	109
Other	204	219
Other accrued liabilities	$ 800	$ 770

The changes in Data I/O’s product warranty liability for the six months ending June 30, 2011 are as follows:

June 30, 2011
(in thousands)
Liability, beginning balance	$ 376
Net expenses	388
Warranty claims	(388)
Accrual revisions	22
Liability, ending balance	$ 398

NOTE 7 – OPERATING LEASE AND OTHER COMMITMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At June  30, 2011, the purchase and other obligations totaled $1,379,000.

Data I/O also has commitments under non-cancelable operating leases.  In February 2011, we entered into an amended lease arrangement that reduced the amount of space leased in Redmond and extended the lease term through June 20, 2016.   In  June 2011, we entered into a new two-year lease for our Shanghai office.  These amended terms are included in the operating lease table below.

Future annual lease payments at June 30, 2011:

Operating Leases
(in thousands)
2011	$ 576
2012	1,158
2013	987
2014	862
2015	805
Thereafter	394
Total	$ 4,782

NOTE 8 – CONTINGENCIES

As of June 30, 2011, Data I/O was not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

NOTE 9 – LONG-TERM DEBT

On September 27, 2006, the Company entered into a five year capital lease agreement in the amount of $591,145.  The imputed interest rate is 7.69%.  At June 30, 2011, scheduled maturities of the capital lease obligation for the years ending December 31 are as follows:

Long-Term Debt
(in thousands)
2011	$24
2012	-
Total minimum lease payments	$24
Less: Amount representing interest	(1)
Present value of capital lease obligation	$23
Current portion of long-term debt	(23)
Non-current portion of long-term debt	$ -

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(in thousands except per share data)
Numerator for basic and diluted earnings per share:
Net income	$ 398	$ 859	$ 930	$ 1,567

Denominator for basic earnings per share -
weighted-average shares	9,176	8,984	9,103	8,972
Employee stock options and awards	167	117	186	119

Denominator for diluted earnings per share -
adjusted weighted-average shares and assumed conversions of stock options	9,343	9,101	9,289	9,091

Basic and diluted earnings per share:
Total basic earnings per share	$ 0.04	$ 0.10	$ 0.10	$ 0.17
Total diluted earnings per share	$ 0.04	$ 0.09	$ 0.10	$ 0.17

The computation for the three and six months ended June 30, 2011 excludes 310,209 and 223,362 options, respectively, to purchase common stock as their effect is anti-dilutive.  The computation for the three and six months ended June 30, 2010 excludes 257,401 and 199,273 options, respectively, to purchase common stock as their effect is anti-dilutive.

NOTE 11 – SHARE-BASED COMPENSATION

The impact on our results of operations of recording share-based compensation for the three and six months ended June 30, 2011 and

June 30, 2010, respectively, are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(in thousands)
Cost of goods sold	$ 12	$ 6	$ 21	$ 13
Research and development	23	11	32	18
Selling, general and administrative	88	65	157	126
Total share-based compensation	$ 123	$ 82	$ 210	$ 157

Impact on net income (loss) per share:
Basic and diluted	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model.  The following weighted average assumptions were used to calculate the fair value of stock options granted during the three months and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Risk-free interest rates	1.41%	1.80%	1.40%	1.80%
Volatility factors	0.55	0.56	0.55	0.56
Expected life of the option in years	4.00	4.00	4.00	4.00
Expected dividend yield	None	None	None	None

Option grants during the six months ended June 30, 2011 were 322,000.

At June 30, 2011, there remained approximately $1,454,699 of unamortized expected future compensation expense associated with unvested option grants and restricted stock awards, with a remaining weighted average amortization period of 3.04 years.

NOTE 12 – COMPREHENSIVE INCOME (LOSS)

For the three and six months ended June 30, 2011 and June 30, 2010, total comprehensive income (loss) was comprised of the following:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
(in thousands)
Net income	$ 398	$ 859	$ 930	$ 1,567
Foreign currency translation gain (loss)	128	(228)	327	(325)
Total comprehensive income (loss)	$ 526	$ 631	$ 1,257	$ 1,242

Item 2.                        Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements herein regarding industry prospects or trends; expected revenues; expected level of expense; future results of operations, restructuring implications; breakeven point, or financial position; changes in gross margin; economic conditions and capital spending outlook; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  Data I/O is under no duty to update any of these forward-looking statements after the date of this report.  The reader should not place undue reliance on these forward-looking statements.  The discussions above and in the section in Item 1A., Risk Factors in the Quarterly report on Form 10-Q and in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in the Company’s Annual report on Form 10-K for the year ended December 31, 2010 describe some, but not all, of the factors that could cause these differences.

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

Data I/O purchased software technology for $2 million in cash and 163,934 shares (approximately $1 million) of company common stock on April 29, 2011 and capitalized $89,000 of acquisition costs.  Also, we will pay the seller royalties of 4% of directly associated revenues for a period of 5 years.  This software technology will be used in our internal product development, incorporated into new products currently in development, and will be the basis for new software offerings in adjacent market spaces.

We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, software, and automated programming systems for the manufacturing environment, as well as reconnecting with our traditional market, the design engineer with design tools.  We continue to focus on extending the capabilities and support for our FlashCORE architecture, and the ProLINE-RoadRunner, FLX, PS, and FlashPAK product lines, as well as new product initiatives.  Our applications innovation strategy provides complete solutions to target customer’s business problems.  These solutions generally have a larger software element, may involve third-party components, and in many cases, will be developed or customized to address the specific requirements of individual customers.  We believe by adding these features and applications to our strategic product platforms, we will be able to set ourselves apart from other product suppliers and elevate our relationships with our customers.

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

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, Data I/O evaluates our estimates, including those related to revenue recognition, estimating the percentage-of-completion on fixed-price professional engineering service contracts, sales returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, contingencies such as litigation, and contract terms that have multiple elements and other complexities typical in the capital equipment industry.  We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

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

Share-based Compensation:  We account for share-based awards made to our employees and directors, including employee stock option awards and restricted and performance share awards, using the estimated grant date fair value method of accounting.  We estimate the fair value using the Black-Scholes valuation model, which requires the input of highly subjective assumptions, including the option’s expected life, forfeiture rate, and the price volatility of the underlying stock.  The expected stock price volatility assumption was determined using the historical volatility of the Company’s common stock.  Changes in the subjective assumptions required in the valuation model may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.  Beginning in the second quarter of 2006, restricted stock awards were granted.  Employee Stock Purchase Plan (“ESPP) shares were issued under provisions that do not require us to record any equity compensation expense.

Results of Operations

Net Sales

	Three Months Ended			Six Months Ended
Net sales by product line	June 30, 2011	Change	June 30, 2010	June 30, 2011	Change	June 30, 2010
(in thousands)
Automated programming systems	$ 4,050	(3.8%)	$ 4,209	$ 8,832	5.5%	$ 8,375
Non-automated programming systems	2,799	17.5%	2,383	5,060	13.2%	4,468
Total programming systems	$ 6,849	3.9%	$ 6,592	$ 13,892	8.2%	$ 12,843

Net sales by location	June 30, 2011	Change	June 30, 2010	June 30, 2011	Change	June 30, 2010
(in thousands)
United States	$ 584	(28.7%)	$ 819	$ 1,114	(25.0%)	$ 1,485
% of total	8.5%		12.4%	8.0%		11.6%
International	$ 6,265	8.5%	$ 5,773	$ 12,778	12.5%	$ 11,358
% of total	91.5%		87.6%	92.0%		88.4%

Revenues for the second quarter of 2011 were $6.8 million, up 4% compared with $6.6 million in the second quarter of 2010, but down sequentially from $7 million in the first quarter of 2011.  On a regional basis, Asia had strong growth in the second quarter of 2011, with revenue growth of 48%, while revenue from Europe declined 3%, and the revenue from the Americas declined 26%, compared to the second quarter of 2010.    The Americas revenue was impacted by a continued decline in sales in Mexico and lower custom software sales, but on a sequential basis, revenue from the Americas increased 24% over the first quarter of 2011.

For the first six months of 2011 compared to 2010, the increase in sales reflected the same factors as the second quarter, namely strong Asia sales which drove non-automated sales of FlaskPaks, and declining Americas sales due to lower custom software sales and lower sales in Mexico.

Second quarter 2011 order bookings increased 11% to $7.3 million from $6.5 million in the same period last year and increased 19% sequentially from $6.1 million in the first quarter of 2011.  Data I/O ended the quarter with a backlog of $1.4 million at the end of the second quarter of 2010 compared to $0.9 million at March 31, 2011 and $1.4 million at June 30, 2010.

Gross Margin

	Three Months Ended			Six Months Ended
Net sales by product line	June 30, 2011	Change	June 30, 2010	June 30, 2011	Change	June 30, 2010
(in thousands)
Gross margin	$ 4,008	4.1%	$ 3,850	$ 8,172	7.5%	$ 7,603
Percentage of net sales	58.5%		58.4%	58.8%		59.2%

Gross margin as a percentage of sales in the second quarter of 2011 was 58.5%, compared with 58.4% in the second quarter of 2010 and 59.1 % in the first quarter of 2011.  The decrease compared to the first quarter of 2011 was primarily due to the product mix, increased service labor costs and engineering contract software costs, offset in part by less unfavorable factory variances.

Gross margin as a percentage of net sales for the first six months of 2011 was 58.8%, compared with 59.2% for the first six months of 2010.  The decrease was primarily due to the product mix, increased service labor costs and engineering contract software costs, offset in part by less unfavorable factory variances.

Research and Development

	Three Months Ended			Six Months Ended
	June 30, 2011	Change	June 30, 2010	June 30, 2011	Change	June 30, 2010
(in thousands)
Research and development	$ 1,276	32.9%	$ 960	$ 2,627	37.5%	$ 1,911
Percentage of net sales	18.6%		14.6%	18.9%		14.9%

Research and development (“R&D”) spending for the second quarter of 2011 increased by $316,000 compared to the second quarter of 2010 due primarily to the use of outside resources to accelerate our growth initiatives and due to $94,000 less engineering costs absorbed by operations on custom software development contracts.  Also included in second quarter 2011 R&D expense was two months amortization expense of $73,000 associated with the software technology acquisition.  Next quarter will include 3 months of amortization.  However, overall R&D expense in the second quarter was actually down $77,000 sequentially from the first quarter of 2011 primarily due to fewer materials used.

R&D expenses increased $716,000 for the first six months of 2011 compared to the same period in 2010, primarily due to the use of outside resources to accelerate our growth initiatives, as well as higher personnel costs and $104,000 less engineering costs absorbed by operations on custom software development contracts.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	June 30, 2011	Change	June 30, 2010	June 30, 2011	Change	June 30, 2010
(in thousands)
Selling, general & administrative	$ 2,215	18.1%	$ 1,876	$ 4,388	15.1%	$ 3,813
Percentage of net sales	32.3%		28.5%	31.6%		29.7%

Selling, general and administrative (“SG&A”) expenses increased $339,000 in the second quarter of 2011compared to the same period in 2010, due to increased use of outside professional consultants, higher compensation and travel costs, offset by $169,000 of lower incentive compensation.  SG&A was sequentially flat compared to the first quarter of 2011, but we had higher marketing costs due to software technology related personnel additions; higher sales travel and retirement transition compensation; and higher consulting fees, which were offset by lower audit fees and public company costs.  Two consulting projects that had approximately $90,000 of expense in the second quarter (including the TM Capital Engagement) were completed in July and will result in lower costs going forward.

SG&A expenses increased $575,000 for the first six months of 2011 compared to the same period in 2010, again due to increased use of outside professional consultants, higher compensation and travel costs, offset by $203,000 of lower incentive compensation.

Interest

	Three Months Ended			Six Months Ended
	June 30, 2011	Change	June 30, 2010	June 30, 2011	Change	June 30, 2010
(in thousands)
Interest Income	$ 19	26.7%	$ 15	$ 32	88.2%	$ 17
Interest expense	$ (1)	(66.7%)	$ (3)	$ (2)	(66.7%)	$ (6)

Interest income for the three and six months ended June 30, 2011 increased compared to the same period in 2010 due to higher cash balances.  Interest expense decreased for the three and six months ended June 30, 2011 compared to the same period in 2010 as a result of the lower balance on the equipment capital lease.

Income Taxes

	Three Months Ended			Six Months Ended
	June 30, 2011	Change	June 30, 2010	June 30, 2011	Change	June 30, 2010
(in thousands)
Income tax (expense) benefit	$ (105)	133.3%	$ (45)	$ (191)	29.1%	$ (148)

Income tax expense recorded for the second quarter and first six months of  2011 and 2010 resulted from foreign and state taxes.  The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances and state taxes.  Data I/O has a valuation allowance of $9,093,000 as of June 30, 2011.  Our deferred tax assets and valuation allowance are reduced by approximately $102,000 associated with the requirements of accounting for uncertain tax positions as of June 30, 2011.

Financial Condition

Liquidity and Capital Resources

	June 30, 2011	Change	December 31, 2010
(in thousands)
Working capital	$ 22,332	$ (271)	$ 22,603

Our cash and cash equivalents at June 30, 2011 was $17.0 million, which decreased by approximately $2.0 million due to cash used in the software technology acquisition on April 29, 2011.  Accounts receivable decreased to $5.3 million at June 30, 2011 compared to $5.5 million at March 31, 2011.  Inventories increased to $3.9 million at June 30, 2011, from $3.5 million at March 31, 2011 due to materials for new product initiatives and in response to certain suppliers’ longer lead times.  Deferred revenue was $1.4 million at June 30, 2011 compared to $1.6 million at March 31, 2011.

We expect that we will continue to make capital expenditures to support our business.  Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, we have required substantial working capital to fund our operations.  Over the last few years, we restructured our operations to lower our costs and operating expenditures in some geographic regions, while investing in other regions, and to lower the level of revenue required for our net income breakeven point, to preserve our cash position and to focus on profitable operations.  We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  Our working capital may be used to fund growth initiatives, including acquisitions, which could reduce our liquidity.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

Long-Term Debt

During the third quarter of 2006, the Company entered into a five-year capital lease agreement in the amount of $591,145.  The lease was used to fund new equipment and installation associated with our move to the new facility in July of 2006.  As of June 30, 2011 and December 31, 2010, there is no amount remaining classified as long term debt, and the current portion of long-term debt is $23,000 and $92,000, respectively.  See Note 9, “Long-Term Debt.”

OFF-Balance sheet arrangements

Except as noted above in Note 7, “Operating Lease and Other Commitments,” Data I/O had no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”).  This ASU amends requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI. The amendment is effective for the Company at the beginning of fiscal year 2013 with early adoption permitted. The adoption of this guidance will not impact the Company's financial position, results of operations or cash flows and will only impact the presentation of OCI on the financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement  (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Reporting Standards (“ASU No. 2011-04”)  which amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment is effective for the Company at the beginning of January 2012, with early adoption prohibited. The adoption of this amendment is not expected to materially affect the Company's financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). It amends the criteria for separating consideration in multiple-deliverable arrangements. This standard establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. This standard also replaces the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a market participant. It also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangements to all deliverables using the relative selling price method. This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The impact of adoption of this standard had no material effect on the accompanying condensed consolidated financial statements.

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

As of June 30, 2011, Data I/O was not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

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

Item 2.            Unregistered Sales of Equity Securities, Use of Proceeds

                                None

Item 3.            Defaults Upon Senior Securities

                                None

Item 4.           [Removed and Reserved]

Item 5.           Other Information

                                None

Item 6.           Exhibits

(a)     Exhibits

3       Articles of Incorporation:

3.2                   Data I/O’s Amended and Restated Bylaws as of July 20, 2011 (Incorporated by reference to  Data I/O’s Current Report on Form 8-K filed July 26, 2011).

10         Material Contracts:

10.21                      Asset Purchase Agreement dated April 29, 2011, with the Miller Trust, for acquisition of Software Technology (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed May 3, 2011).*

                 31     Certification – Section 302:

31.1                            Chief Executive Officer Certification

31.2                            Chief Financial Officer Certification

                 32     Certification – Section 906:

32.1                            Chief Executive Officer Certification

32.2                            Chief Financial Officer Certification

*Portions of this exhibit have been omitted based on an application for confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.  Schedules to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant undertakes to furnish on a supplemental basis a copy of any omitted schedules to the Securities and Exchange Commission upon request.

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

DATED:   August 5, 2011

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

DATED:   August 5, 2011

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

DATED:   August 5, 2011

/s/ Joel S. Hatlen
Joel S. Hatlen
Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 5, 2011

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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
August 5, 2011

