Form 10-Q
period 2011-09-30
DATA I/O CORP
filed 2011-11-10
CIK 351998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011 or
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

Shares of Common Stock, no par value, outstanding as of November 4, 2011:

9,270,560

DATA I/O CORPORATION

FORM 10-Q
For the Quarter Ended September 30, 2011

INDEX
			Page
Part I.		Financial Information

	Item 1.	Financial Statements	3

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	19

Part II		Other Information

	Item 1.	Legal Proceedings	20

	Item 1A.	Risk Factors	20

	Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds	20

	Item 3.	Defaults Upon Senior Securities	20

	Item 4.	[Removed and Reserved]	20

	Item 5.	Other Information	20

	Item 6.	Exhibits	20

Signatures			21

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	September 30, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,380	$18,942
Trade accounts receivable, net of allowance for doubtful accounts of $131 and $137	4,775	4,975
Inventories	3,798	3,570
Other current assets	456	528
TOTAL CURRENT ASSETS	27,409	28,015

Property, plant and equipment – net	1,201	1,256
Intangible software technology – net	2,904	-
Other assets	98	153
TOTAL ASSETS	$31,612	$29,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,293	$1,234
Accrued compensation	1,234	1,578
Deferred revenue	1,447	1,572
Other accrued liabilities	703	770
Accrued costs of business restructuring	-	58
Income taxes payable	78	108
Current portion long-term debt	-	92
TOTAL CURRENT LIABILITIES	4,755	5,412

Long-term other payables	305	47

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 9,270,560 and 9,027,867 shares	23,534	22,172
Accumulated earnings	1,961	900
Accumulated other comprehensive income	1,057	893
TOTAL STOCKHOLDERS’ EQUITY	26,552	23,965
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,612	$29,424

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net Sales	$7,051	$6,605	$20,943	$19,448
Cost of goods sold	3,108	2,781	8,827	8,021
Gross margin	3,943	3,824	12,116	11,427
Operating expenses:
Research and development	1,482	957	4,109	2,868
Selling, general and administrative	2,101	1,912	6,490	5,725
Total operating expenses	3,583	2,869	10,599	8,593
Gain on sale of assets	-	10	-	13
Operating income	360	965	1,517	2,847
Non-operating income (expense):
Interest income	13	13	45	30
Interest expense	-	(3)	(2)	(9)
Foreign currency transaction (loss)	(178)	(44)	(244)	(221)
Total non-operating (loss)	(165)	(34)	(201)	(200)
Income before income taxes	195	931	1,316	2,647
Income tax (expense) benefit	(65)	(98)	(255)	(246)
Net income	$130	$833	$1,061	$2,401

Basic earnings per share	$0.01	$0.09	$0.12	$0.27
Diluted earnings per share	$0.01	$0.09	$0.11	$0.26
Weighted-average basic shares	9,270	9,018	9,159	8,987
Weighted-average diluted shares	9,391	9,148	9,323	9,110

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,061	$2,401
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization	850	824
Gain on sale of assets	-	(13)
Equipment transferred to cost of goods sold	275	512
Share-based compensation	344	232
Net change in:
Trade accounts receivable	230	(2,300)
Inventories	(212)	(12)
Other current assets	76	209
Accrued cost of business restructuring	-	(75)
Accounts payable and accrued liabilities	(394)	590
Deferred revenue	(135)	470
Other long-term liabilities	214	-
Deposits and other long-term assets	58	(49)
Net cash provided by (used in) operating activities	2,367	2,789

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(885)	(864)
Net proceeds from sale of assets	-	13
Purchase of Software Technology	(2,089)	-
Cash provided by (used in) investing activities	(2,974)	(851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	17	76
Payment of capital lease obligation	(92)	(96)
Cash provided by (used in) financing activities	(75)	(20)
Increase (decrease) in cash and cash equivalents	(682)	1,918

Effects of exchange rate changes on cash	120	(10)
Cash and cash equivalents at beginning of period	18,942	15,642
Cash and cash equivalents at end of period	$18,380	$17,550

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for consideration in asset purchase
163,934 shares	$1,000	$-

See notes to consolidated financial statements

DATA I/O CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of September 30, 2011 and September 30, 2010 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2010.

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

Stock-Based Compensation Expense

Data I/O measures and recognizes compensation expense as required for all share-based payment awards, including employee stock options and restricted stock awards, based on estimated fair values on the grant dates. Total share-based compensation for the three and nine months ended September 30, 2011was $135,000 and $344,000 respectively.  Total share-based compensation for the three and nine months ended September 30, 2010 was $74,000 and $232,000 respectively.

Income Tax

Historically when accounting for uncertainty in income taxes, Data I/O has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three and nine months ended September 30, 2011. However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

Data I/O has incurred net operating losses in certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future. There was $103,000 of unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of September 30, 2011.

Tax years that remain open for examination include 2008, 2009 and 2010 in the United States of America. In addition, tax years from 1999 to 2007 may be subject to examination in the event that the Company utilizes the NOL’s or other carry forwards from those years in its current or future year tax return.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350)”, an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments in ASU 2011-08 are effective as of September 15, 2011.  Early adoption in permitted. The Company is currently evaluating the affects adoption of ASU 2011-08 will have on its condensed consolidated financial statements.

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

NOTE 2 - INVENTORIES

Inventories consisted of the following components:

	September 30, 2011	December 31, 2010
(in thousands)
Raw material	$2,398	$2,098
Work-in-process	898	772
Finished goods	502	700
Inventories	$3,798	$3,570

NOTE 3 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	September 30, 2011	December 31, 2010
(in thousands)
Leasehold improvements	$477	$396
Equipment	7,923	8,264
	8,400	8,660
Less accumulated depreciation	$7,199	$7,404
Property and equipment - net	$1,201	$1,256

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

For a period of five years Data I/O will pay the seller royalties of 4% of directly associated revenues relating to this acquired software technology.  The Company will expense the royalty payments when they are incurred as the Company cannot reasonably estimate the future royalty payment amount at the time of acquisition.

The following is a summary of the Company’s intangible software technology:

September 30, 2011
(in thousands)
Intangible software technology	$3,089
Less accumulated amortization	$185
Intangible software technology - net	$2,904

NOTE 5 – BUSINESS RESTRUCTURING

We took restructuring actions in 2008 totaling $542,000, primarily severance-related, and additional actions in 2009 totaling $203,000 to flatten and streamline the organization, as well as reducing cost and abandoning a portion of our building space.

An analysis of the restructuring is as follows:

Restructuring	Reserve Balance 12/31/2009	2010 Expense	2010 Payments/ Write-Offs	Reserve Balance 12/31/2010	2011 Expense	2011 Payments/ Write-Offs	Reserve Balance 9/30/2011
(in thousands)
Downsizing US operations:
Facility & other costs	$158	$-	$100	$58	$-	$58	$-
Total	$158	$-	$100	$58	$-	$58	$-

NOTE 6– OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following:

	September 30, 2011	December 31, 2010
(in thousands)
Product warranty	$399	$376
Sales return reserve	89	66
Other taxes	112	109
Other	103	219
Other accrued liabilities	$703	$770

The changes in Data I/O’s product warranty liability for the nine months ending September 30, 2011 are as follows:

September 30, 2011
(in thousands)
Liability, beginning balance	$376
Net expenses	594
Warranty claims	(594)
Accrual revisions	23
Liability, ending balance	$399

NOTE 7 – OPERATING LEASE COMMITMENTS

Data I/O has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

Future annual lease payments at September 30, 2011:

Operating Leases
(in thousands)
2011 (remaining)	$285
2012	1,147
2013	978
2014	854
2015	802
Thereafter	505
Total	$4,571

NOTE 8 – OTHER COMMITMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At September 30, 2011 the purchase and other obligations totaled $1,436,000.

NOTE 9 – CONTINGENCIES

As of September 30, 2011, Data I/O was not a party to any material pending legal proceedings.

NOTE 10 – LONG-TERM DEBT

On September 27, 2006, the Company entered into a five year capital lease agreement in the amount of $591,145.  The imputed interest rate is 7.69%.  At September 30, 2011, the capital lease obligation had been paid in full.

NOTE 11 – EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
(in thousands except per share data)
Numerator for basic and diluted earnings per share:
Net income	$130	$833	$1,061	$2,401

Denominator for basic earnings per share-
weighted-average shares	9,270	9,018	9,159	8,987
Employee stock options and awards	121	130	164	123

Denominator for diluted earnings per share-
adjusted weighted-average shares and assumed conversions of stock options	9,391	9,148	9,323	9,110

Basic and diluted earnings per share:
Total basic earnings per share	$0.01	$0.09	$0.12	$0.27
Total diluted earnings per share	$0.01	$0.09	$0.11	$0.26

The computation for the three and nine months ended September 30, 2011 excludes 471,989 and 311,251 options, respectively, to purchase common stock as their effect is anti-dilutive.  The computation for the three and nine months ended September 30, 2010 excludes 346,761 and 250,661 options, respectively, to purchase common stock as their effect is anti-dilutive.

NOTE 12 – SHARE-BASED COMPENSATION

The impact on our results of operations of recording share-based compensation for the three and nine months ended September 30, 2011 and September 30, 2010, respectively, are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
(in thousands)
Cost of goods sold	$12	$11	$33	$24
Research and development	26	3	58	21
Selling, general and administrative	97	60	253	187
Total share-based compensation	$135	$74	$344	$232

Impact on net income per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model.  The following weighted average assumptions were used to calculate the fair value of stock options granted during the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Risk-free interest rates	1.39%	1.08%	0.66%	1.80%
Volatility factors	0.55	0.56	0.54	0.56
Expected life of the option in years	4.00	4.00	4.00	4.00
Expected dividend yield	None	None	None	None

Option grants during the nine months ended September 30, 2011 were 323,500.

At September 30, 2011, there remained approximately $1,320,923 of unamortized expected future compensation expense associated with unvested option grants and restricted stock awards, with a remaining weighted average amortization period of 2.85 years.

NOTE 13 – COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2011 and September 30, 2010, total comprehensive income (loss) was comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
(in thousands)
Net income	$130	$833	$1,061	$2,401
Foreign currency translation gain (loss)	(163)	309	164	(16)
Total comprehensive income (loss)	$(33)	$1,142	$1,225	$2,385

NOTE  14 – SUBSEQUENT EVENTS

On October 19, 2011, Data I/O’s Board of Directors authorized a stock repurchase program of $1 million over four quarters ending September 30, 2012.  The program has been established under a Rule 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period.  Data I/O announced the authorization of a stock repurchase program in a press release dated October 20, 2011.

The shares will be purchased in the open market, by block purchases or in private transactions, based on prevailing market conditions and price limits.  The program may be suspended or discontinued at any time. We had approximately 9.3 million shares of common stock outstanding as of October 19, 2011. The 10b5-1 trading plan allows us to repurchase our common stock in the open market during periods in which stock trading is otherwise closed. The discretionary repurchase provisions and the 10b5-1 provisions of the program became effective November 2, 2011 and repurchases will be able to start shortly thereafter.

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

OVERVIEW

We continued to focus on our primary goal of managing the business to grow profits, while developing, launching and enhancing products to drive revenue and earnings growth.  Increased spending to accelerate the development initiatives during the last three quarters resulted in two new products being launched in the third quarter of 2011, RoadRunner3 and Factory Integration Software.  Our challenge continues to be operating in a cyclical and rapidly evolving industry environment.  We are continuing our efforts to balance business geography shifts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.

On April 29, 2011, Data I/O acquired software technology consisting of patents, software source code, and other intellectual property.  This software technology is used in our internal development efforts and will be incorporated into new products currently in development and will be the basis for new software offerings in adjacent market spaces.  We have named this software Azido, and starting in the fourth quarter have begun website based user evaluations to help determine the best vertical markets for product launch.

We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, software, and automated programming systems for the manufacturing environment.  We continue to focus on extending the capabilities and support for our FlashCORE architecture, and the ProLINE-RoadRunner, FLX, PS, and FlashPAK product lines, as well as new product initiatives.  Our applications innovation strategy provides complete solutions to our target customer’s business problems.  These solutions generally have a larger software element, may involve third-party components, and in many cases, will be developed or customized to address the specific requirements of individual customers.  We believe by adding these features and applications to our strategic product platforms, we will be able to set ourselves apart from other product suppliers and elevate our relationships with our customers.

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless, automotive, industrial controls and programming centers and supporting NAND Flash and microcontrollers on our newer products to gain new accounts.  We also provide product solutions used by electronics design engineers.  We continued to expand our China operations to take advantage of the growth of manufacturing in China and to operate close to our customers.  We continued to address the effectiveness of our sales and marketing organization and sales channels by adding and changing channels and providing our channel partners with extensive product, sales and service training.  We recognized the need to diversify our customer base and are continuing to take steps to broaden our channels of distribution and representation to reach a greater number of customers.  We believe these channel actions help us grow our business, both by adding new customers and by increasing penetration of existing accounts.

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

Tax Valuation Allowances:  Given the uncertainty created by our loss history, as well as the current uncertain economic outlook for our industry and capital spending, Data I/O expects to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and to maintain the tax valuation allowances.  We expect, therefore, that reversals of the tax valuation allowance will take place only as we are able to take advantage of the underlying tax loss or other attributes in carry forward.  The transfer pricing and expense or cost sharing arrangements are complex areas where judgments, such as the determination of arms-length arrangements, can be subject to challenges by different tax jurisdictions.

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

Results of Operations

NET SALES

	Three Months Ended			Nine Months Ended
Net sales by product line	September 30, 2011	Change	September 30, 2010	September 30, 2011	Change	September 30, 2010
(in thousands)
Automated programming systems	$4,914	19.2%	$4,121	$13,746	10.0%	$12,496
Non-automated programming systems	2,137	(14.0%)	2,484	7,197	3.5%	6,952
Total programming systems	$7,051	6.8%	$6,605	$20,943	7.7%	$19,448

Net sales by location	September 30, 2011	Change	September 30, 2010	September 30, 2011	Change	September 30, 2010
(in thousands)
United States	$928	(0.5%)	$933	$2,041	(15.6%)	$2,418
% of total	13.2%		14.1%	9.7%		12.4%

International	$6,123	8.0%	$5,672	$18,902	11.0%	$17,030
% of total	86.8%		85.9%	90.3%		87.6%

Revenues for the third quarter of 2011 were $7.1 million, an increase of 6.8% compared with $6.6 million in the third quarter of 2010, and $6.8 million in the second quarter of 2011.  The increase in sales resulted primarily from PS family solutions and is attributed to automotive and programming center related business. International sales represented 86.8% of total sales for the third quarter.  Revenue in the third quarter of 2011 increased in Europe 39% and in the Americas 13% but declined in Asia 17%, compared to the same period in 2010.  Sequentially, revenue in the Americas increased 33% over the second quarter of 2011, while Europe declined 3% and Asia declined 10% compared to the second quarter of 2011.

Orders for the third quarter of 2011 were $7.1 million, a decrease of 3% compared with $7.3 million in the third quarter of 2010. Data I/O ended the third quarter of 2011 with a backlog of $1.3 million.

For the first nine months of 2011 revenues were $20.9 million, an increase of 7.7% compared with $19.4 million for the same period in 2010, with the increase in sales related primarily to the same factors as the third quarter.

During August 2011, we announced two new product launches; RoadRunner3 and Factory Integration Software.

GROSS MARGIN

	Three Months Ended			Nine Months Ended
Net sales by product line	September 30, 2011	Change	September 30, 2010	September 30, 2011	Change	September 30, 2010
(in thousands)
Gross margin	$3,943	3.1%	$3,824	$12,116	6.0%	$11,427
Percentage of net sales	55.9%		57.9%	57.9%		58.8%

Gross margin as a percentage of sales in the third quarter of 2011 was 55.9%, compared with 57.9% in the third quarter of 2010 and 58.5% in the second quarter of 2011.  This gross margin decrease compared to the third quarter of 2010 was primarily due to the impact of increased direct materials cost as a result of the overall product mix.  Higher service personnel costs compared to the third quarter of 2010 were offset by lower contract software development costs and labor and overhead costs.

Gross margin as a percentage of sales in the first nine months of 2011 was 57.9%, compared to 58.8% in the same period in 2010.  The gross margin percentage decrease compared to the first nine months of 2010 was primarily due to the same factors described above.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Nine Months Ended
	September 30, 2011	Change	September 30, 2010	September 30, 2011	Change	September 30, 2010
(in thousands)
Research and development	$1,482	54.9%	$957	$4,109	43.3%	$2,868
Percentage of net sales	21.0%		14.5%	19.6%		14.7%

Research and development (“R&D”) expenses for the third quarter of 2011 increased by $525,000 compared to the third quarter of 2010 due primarily to the use of outside resources to accelerate our growth initiatives, as well as higher personnel cost and $130,000 less engineering costs absorbed by operations on custom software development contracts.  Also included in the third quarter 2011 R&D expense is Azido amortization expense of $110,000 associated with the software technology acquisition.

R&D expenses increased $1,241,000 for the first nine months of 2011 compared to the same period in 2010, resulting from the same factors above, including $234,000 less engineering costs absorbed by operations on custom software development contracts and $183,000 of Azido amortization expense associated with the software technology acquisition.

R&D expenses are expected to decline in the fourth quarter with a reduction in temporary contractors and consultants associated with launched and other product initiatives.  R&D expense will be higher than the prior year comparative quarter due to Azido related expense.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Nine Months Ended
	September 30, 2011	Change	September 30, 2010	September 30, 2011	Change	September 30, 2010
(in thousands)
Selling, general & administrative	$2,101	9.9%	$1,912	$6,490	13.4%	$5,725
Percentage of net sales	29.8%		28.9%	31.0%		29.4%

Selling, general and administrative (“SG&A”) expenses increased $189,000 in the third quarter of 2011 compared to the same period in 2010, due to increased use of outside professional consultants, higher compensation, rent and travel costs, offset in part by lower incentive compensation, channel commission and recruiting expense.

Selling, general and administrative (“SG&A”) expenses increased $765,000 for the first nine months of 2011 compared to the same period in 2010, resulting from the same factors described above, as well as higher marketing costs related to Azido software technology business development costs.

INTEREST

	Three Months Ended			Nine Months Ended
	September 30, 2011	Change	September 30, 2010	September 30, 2011	Change	September 30, 2010
(in thousands)
Interest income	$13	0.0%	$13	$45	50.0%	$30
Interest expense	$-	(100.0%)	$(3)	$(2)	(77.8%)	$(9)

Interest income for the third quarter of 2011 and 2010 did not change, but for the first nine months of 2011 interest income increased compared to the same period in 2010 due to higher average cash balances.  Interest expense decreased for the three and nine months ended September 30, 2011 compared to the same periods in 2010 as a result of the lower balance on the equipment capital lease.

INCOME TAXES

	Three Months Ended			Nine Months Ended
	September 30, 2011	Change	September 30, 2010	September 30, 2011	Change	September 30, 2010
(in thousands)
Income tax (expense) benefit	$(65)	(33.7%)	$(98)	$(255)	3.7%	$(246)

Income tax expense recorded for the third quarter and first nine months of 2011 and 2010 resulted from foreign, state and federal alternative minimum taxes.  The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances and state taxes.  Data I/O has a valuation allowance of $8,965,000 as of September 30, 2011.  Our deferred tax assets and valuation allowance have been reduced by approximately $103,000 associated with the requirements of accounting for uncertain tax positions as of September 30, 2011.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2011	Change	December 31, 2010
(in thousands)
Working capital	$22,654	$51	$22,603

The Company’s cash position at September 30, 2011 was $18.4 million, up $1.4 million from the second quarter of 2011.  Net accounts receivable decreased to $4.8 million at September 30, 2011 compared to $5.3 million at June 30, 2011 and $5.5 million at September 30, 2010, primarily due to improved collections.  Inventories decreased slightly to $3.8 million at September 30, 2011 from $3.9 million at both June 30, 2011 and September 30, 2010.  Deferred revenue was $1.4 million at both the beginning and end of the third quarter of 2011.

We expect that we will continue to make capital expenditures to support our business.  Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, we have required substantial working capital to fund our operations.  Over the last few years, we restructured our operations to lower our costs and operating expenditures in some geographic regions, while investing in other regions, and to lower the level of revenue required for our net income breakeven point, to preserve our cash position and to focus on profitable operations.  We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  Our working capital is expected to be used, in part, for $1 million in stock repurchases and to fund growth initiatives, including acquisitions, which could reduce our liquidity.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

LONG-TERM DEBT

On September 27, 2006, the Company entered into a five year capital lease agreement in the amount of $591,145.  The imputed interest rate is 7.69%.  At September 30, 2011, the capital lease obligation had been paid in full.  See Note 10, “Long-Term Debt”

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted above in Note 7, “Operating Lease Commitments” and Note 8, “Other Commitments,” Data I/O had no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350)”, an update to existing guidance on the assessment of goodwill impairment. This update simplifies the assessment of goodwill for impairment by allowing companies to consider qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two step impairment review process. It also amends the examples of events or circumstances that would be considered in a goodwill impairment evaluation. The amendments in ASU 2011-08 are effective as of September 15, 2011.  Early adoption in permitted. The Company is currently evaluating the affects adoption of ASU 2011-08 will have on its condensed consolidated financial statements.

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

As of September 30, 2011, Data I/O was not a party to any material pending legal proceedings.

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

We completed an acquisition of software technology assets in April 2011 and expect to invest resources to develop those assets.  Development of this software technology investment involves significant challenges and risks including that the transaction does not advance our business strategy; that we do not realize a satisfactory return on our investment; or that we experience difficulty in the integration of new employees, development of the software and technology, or diversion of management’s attention from our other business.  These events could harm our operating results or financial condition.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

(a)    Exhibits

31	Certification – Section 302:

31.1	Chief Executive Officer Certification
31.2	Chief Financial Officer Certification

32	Certification – Section 906:

32.1	Chief Executive Officer Certification
32.2	Chief Financial Officer Certification

101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATA I/O CORPORATION (REGISTRANT)
DATED: November 4, 2011

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

DATED:   November 4, 2011

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

DATED:   November 4, 2011

/s/ Joel S. Hatlen
Joel S. Hatlen
Chief Financial Officer
(Principal Financial Officer)

Exhibit 32.1
Certification by Chief Executive Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended  September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Frederick R. Hume
Frederick R. Hume
Chief Executive Officer
(Principal Executive Officer)
November 4, 2011

Exhibit 32.2

Certification by Chief Financial Officer
Pursuant to 18 U.S.C. Section 1350
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended  September 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and
(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Joel S. Hatlen
Joel S. Hatlen
Chief Financial Officer
(Principal Financial Officer)
November 4, 2011