Form 10-K
period 2011-12-31
DATA I/O CORP
filed 2012-03-28
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)	FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number:	0-10394
DATA I/O CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-0864123
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

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

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes _   No _X_

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

 Large accelerated filer __  Accelerated filer __  Non-accelerated filer __  Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  __ No X

Aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant as of June 30, 2011:

$50,968,410

Shares of Common Stock, no par value, outstanding as of March 12, 2012:

8,510,897

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its May 10, 2012 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

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

General

Data I/O Corporation (“Data I/O”) is the global market leader for advanced programming and intellectual property management solutions used in the manufacturing of flash and flash-based intelligent devices.  Data I/O designs, manufactures and sells programming systems for electronic device manufacturers, specifically targeting high growth areas such as high-volume users of flash memory and microcontrollers.  Virtually every electronic product today incorporates one or more programmable semiconductor devices that contain data and operating instructions essential for the proper operation of the product.

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

Our products are positioned and viewed as the “gold standard” for advanced programming equipment and intellectual property management solutions.  Our new RoadRunner3 with Factory Integration Software received the Circuits Assembly NPI Award in February of 2012, and a year ago our FlashCORE III programming technology resulted in industry awards including:

•         SMT Vision Award

•         Circuits Assembly NPI Award

•         EMAsia Innovation Award

•         Global SMT Technology Award

Data I/O’s programming solutions include a broad range of products, systems, modules and accessories, grouped into two general categories: automated programming systems and manual programming systems.  We provide two main categories of automated programming systems: off-line and in-line.  Data I/O’s common programming platform, FlashCORE™, and Data I/O’s universal job setup tool, Tasklink™ for Windows®, are available in each family of our automated programming systems and FlashPAK™.  In addition, we provide device support and service on all of our products.  Device support is a critical aspect of our business and consists of writing software algorithms for devices and developing socket adapters to hold and connect to the device for programming.

Data I/O’s products have both an upfront solution sale and recurring revenue elements.  Adapters are a consumable item and software and maintenance are typically under annual subscription contracts.

2011 Sales Percentage Breakdown by Type
Sales Type	Percent of Total Sales	Drivers
Equipment Sales	61%	Capacity, Process improvement, Technology
Adapter Sales	27%	Capacity utilization, New customer products
Software and Maintenance Sales	12%	Installed base, Added capabilities
Total	100%

The table below presents Data I/O’s main products and the key features that benefit our customers:

Products	Key Features	Customer Benefits
RoadRunner and RoadRunner3 Series: In-line, (Automated)

•         Just-in-time in-line programming

•         Direct integration with placement machine supporting SIPLACE, Fuji NXT, Panasonic, Assembleon, Universal and MYDATA Parallel Programming

•         Factory Integration Software

•         List Selling Price (“List”) of $79,900 to $127,100

• Dramatic reduction in inventory carrying and rework costs • “Zero” footprint • Rapid return on investment (“ROI”) realized in a matter of months • Integration with factory systems
PS Series: Off-line Medium/High Volume, High Mix (Automated)	• Fast program and verify speeds of less than 0.19 sec/ Mbit • Up to 48 programming sites • Supports multiple media types • Factory Integration Software • List of $185,000 to $560,000	• High throughput for high density Flash programming • High flexibility with respect to I/O options (tube, tray, tape), marking/labeling and vision for coplanarity inspection
FLX500 & FLXHD: Off-line, Moderate Volume (Automated)	• Fast changeover times • Self-learning “plug-and-play” operation • Language-independent graphic user interface • FLXHD supports 40 duplication sites • List of $50,000 to $119,880	• Affordable automation • Modular, easy to configure • Intuitive, easy to use graphical user interface • Small footprint

Products	Key Features	Customer Benefits
FlashPAK II/III: Off-line, Low Mix, Low Volume (Non-Automated)	• Scalability • Network control via Ethernet • Stand-alone operation or PC compatible • Parallel programming • List of $9,500	• Validate designs before moving down the firmware supply chain • Unmatched ease of use in manual production systems
Sprint/Unifamily: Off-line, Low Volume and Engineering (Non-Automated)	• Breadth of device coverage • List of $1,118 to $32,400	• Universal programmer

Customers

Data I/O sells our solutions to customers worldwide, many of whom are world-class manufacturers of electronic devices used in a broad range of industries, as described in the following table:

Customer Types
	OEMs			EMS	Programming Centers
	Wireless & Consumer Electronics	Automotive Electronics	Industrial & Process Control Electronics	Contract Manufacturers
Notable end customers	LG, Motorola, RIM, Sony, HTC, Microsoft	TRW, Lear, Delphi, Bosch, Blaupunkt, Continental, Johnson Controls	Allen-Bradley, Square D, ABB, Trane, Grundig, Danfoss, Philips	Pegatron, Flextronics, Celestica, Elcoteq, Jabil, Wistron, Foxconn	Arrow, Avnet, BTV, MSC, HTV, CPS
Business drivers	GPS, Digital Rights Management, security, flash media, video, 3G/4G networks, applications, features & functionality of converged devices	Safety, navigation and infotainment devices, drive-by-wire	Higher functionality driven by increasing electronic content	Acquisition of OEM factories, production contract wins	Value-added services, logistics
Programming equipment drivers	Rollout of new products that incorporate higher functionality, more memory and new technology, e.g. eSD, e-MMC	Process improvement and simplification, new product rollouts, growing file sizes, and quality control	Process improvement and simplification as well as new product rollouts	New contracts from OEMs, programming solutions specified by OEMs	Capacity utilization of their installed base of equipment
Buying criteria	Throughput, technical capability to support evolving technology, global support, intellectual property protection, robust algorithms	Quality, reliability, configuration control, traceability, global support, intellectual property protection	Quality, reliability, configuration control, traceability	Lowest equipment procurement cost, global support	Flexibility, lowest life-cycle cost-per programmed-part, low changeover time; use of multiple vendors provides negotiating leverage

Data I/O’s solutions address the programming of devices, a large, growing market, both in terms of devices and bits programmed.   Semiconductor device shipments started the year with strong growth, but experienced declines later in the year and as a result were relatively flat for the full year 2011 compared to 2010.  For 2012, 4% growth is forecast according to market research firm Gartner Inc.  Markets that are expected to be key growth drivers include smart phones, tablet computers, e-readers, portable media players, set top boxes, televisions, automotive electronics, and new household appliances filled with electronics.  The world’s appetite for electronics grows despite global economic stress, and this growth is driving the semiconductor industry.

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

Growth drivers of NAND flash in Mobile Devices

•         Flash unit volume experiencing explosive growth

•         Increasing usage of NAND, especially managed NAND like e-MMC, replacing NOR due to its lower cost per bit

•         Densities continue to increase, driving the need for more advanced and secure programming capabilities

•         Higher densities driving new usage models such as tablet computers.

•         The shift to the iPhone, Android, Blackberry and other smart phones

Growth drivers of microcontrollers and flash in Automotive

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

During 2011, we sold products to over 650 customers throughout the world. The following customers represented greater than 10% of sales in the applicable year:

2011 – Data Copy Limited, a distributor in China, accounted for approximately 11% of 2011 net sales.

2010 – No customer accounted for greater than 10% of 2010 net sales.

2009 – Flextronics accounted for approximately 12% of 2009 net sales.

The following customers represented greater than 10% of our consolidated accounts receivable balance as of December 31 of the applicable year:

2011 - Panasonic accounted for approximately 10% of our consolidated accounts receivable.

2010 - No customers accounted for more than 10% of our consolidated accounts receivable.

2009 - Flextronics accounted for approximately 23% of our consolidated accounts receivable.

Geographic Markets and Distribution

Data I/O markets and sells our products through a combination of direct sales, internal telesales and indirect sales representatives and distributors.  We continually evaluate our sales channels against our evolving markets and customers and realign them as necessary to ensure that we reach our existing and potential customers in the most effective and efficient manner possible.

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives and a direct telesales organization.  Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by Data I/O.  Net sales in the United States for 2011, 2010 and 2009 were $2,724,000, $3,145,000 and $2,268,000, respectively.

International Sales

International sales represented approximately 90%, 88% and 88% of net sales in 2011, 2010 and 2009, respectively.  We make foreign sales through our wholly-owned subsidiaries in Germany and China, as well as through independent distributors and sales representatives located in 44 other countries.  Our independent foreign distributors purchase Data I/O products in U.S. Dollars for resale and we recognize the sale at the time of shipment to the distributor.  As with U.S. sales representatives, sales made by international sales representatives are on an agency basis, with shipments made directly to the customer by us.

Net foreign sales for 2011, 2010 and 2009 were $23,942,000, $23,251,000 and $16,281,000, respectively.  We determine total foreign sales by the international geographic area into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers.  Foreign sales do not include transfers between Data I/O and our foreign subsidiaries.  Export sales are subject to U.S. Department of Commerce regulations.  We have not, however, experienced difficulties to date as a result of these requirements.

Fluctuating exchange rates and other factors beyond our control, such as international monetary stability, tariff and trade policies and U.S. and foreign tax and economic policies, affect the level and profitability of foreign sales.  We cannot predict the effect of such factors on our business, but we try to consider and respond to changes in these factors, particularly as the majority of our costs are U.S.-based while the vast majority of our sales are international.

Competition

The competition in the programming systems market is highly fragmented with a large number of smaller organizations offering inexpensive solutions.  While we are not aware of any published industry market information covering the programming systems market, according to our internal analysis of competitors we estimate that for 2009, 2010 and 2011, Data I/O revenues were at least twice the size of the next largest direct competitor and approximately four times the size of the second largest direct competitor.

Data I/O primarily focuses on automated programming solutions and believes our solutions offer numerous advantages over alternative solutions as described in the following table:

Benefit Comparison	Data I/O Automated Solutions	Alternative Solutions
		In-System Programming with ATE	Outsourced Programming	Manual Programming*
Eliminates production bottlenecks	x		x
Requires few internal engineering resources	x		x	x
Programs large files quickly	x		x
Supports multiple devices per board easily	x		x	x
Supports multiple boards per panel easily	x		x	x
Ensures minimum yield loss	x	x
Enables intellectual property protections	x	x
Automates quality tracking	x	x
Ensures traceability and configuration control	x	x
Minimize risk of human error	x	x
No inventory at risk from software changes	x	x
Just-in-time programming	x	x
Integrates with factory software systems	x	x

* Data I/O also offers manual programming solutions.

Manufacturing, Raw Materials and Backlog

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

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty, except for contracts calling for custom configuration.  To date, such cancellations have not had a material effect on our sales volume.  To meet customers’ delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders.  Most orders are scheduled for delivery within 1 to 60 days after receipt of the order.  Our backlog of pending orders was approximately $800,000, $1.6 million and $1.9 million as of December 31, 2011, 2010 and 2009, respectively.  The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

Research and Development

Data I/O believes that continued investment in research and development is critical to our future success.  We continue to develop new technologies and products and enhance existing products.  Future growth is to a large extent dependent upon the timely development and introduction of new products, as well as the development of algorithms to support the latest programmable devices.  We are currently focusing our research and development efforts on strategic growth markets, namely new programming technology and automated handling systems for the manufacturing environment, including new programmer technologies, support for the latest FLASH memories and microcontrollers, additional platforms and improvements for ProLINE-RoadRunner, and new software capabilities.  We also continue to focus on increasing our capacity and responsiveness for new device support requests from customers and programmable integrated circuit manufacturers by revising and enhancing our internal processes and tools.  During this past year, our research and development efforts resulted in the release of RoadRunner3, Factory Integration Software and additional enhancements to our FlashCORE III programming architecture, as well as the release of the new FLXHD in February 2012.

During 2011, 2010 and 2009, we made expenditures for research and development of $5,470,000 $4,159,000 and $4,128,000, respectively, representing 20.5%, 15.8% and 22.3% of net sales, respectively.  Research and development costs are expensed as incurred.

Patents, Copyrights, Trademarks and Licenses

Data I/O relies on a combination of patents, copyrights, trade secrets and trademarks to protect our intellectual property, as well as product development and marketing skill, to establish and protect our market position.  We have continued to add new patents to our patent portfolio over the past few years as we developed strategic new technologies.

On April 29, 2011, Data I/O acquired software technology consisting of patents, software source code, and other intellectual property which we now call Azido.  This software technology is used in our internal development efforts, is expected to be incorporated into new products currently in development, and is expected to be the basis for new software offerings in adjacent market spaces.

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

Employees

As of December 31, 2011, we had a total of 100 employees, of which 43 were located outside the U.S. and 7 of which are part time.  We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand and for special projects.  Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry.  None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable.  In foreign countries we have employment agreements or, in China, the Shanghai Foreign Services Co., Ltd. (“FSCO”) labor agreement.

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

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 12, 2012:

Name	Age	Position

Frederick R. Hume	69	President and Chief Executive Officer

Joel S. Hatlen	53	Vice President and Chief Financial Officer Secretary and Treasurer

Gordon B. Bluechel	49	Vice President, Operations and Administration

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

Data I/O is implementing a Chief Executive Officer succession plan after Frederick R. Hume, its President and CEO, advised the Board of Directors on March 1, 2012 that he plans to retire on or before the end of the fiscal year on December 31, 2012, or at such time as a suitable successor President and Chief Executive Officer can be identified and appointed by the our Board.  Data I/O has retained a search firm to assist in this process. Frederick R. Hume and Data I/O Corporation entered into a Separation Agreement on March 1, 2012.  To help Data I/O by remaining in his present positions and to assist in the CEO succession search and transition process, the Separation Agreement terms include: a release of claims; Mr. Hume agreeing to a 2 year non-competition and non-solicitation period; termination of his current Amended and Restated Executive Agreement for Data I/O Corporation (“change-in-control” arrangement) and his rights under the employee severance arrangement; payments totaling $350,000; and vesting in the 2012 incentive amount, under the Management Incentive Compensation Plan (MICP), determined as of his Retirement Date with pro-rata calculations for time employed in 2012.

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

Our business is highly impacted by capital spending plans and other economic cycles that affect the users and manufacturers of integrated circuits.  These industries are highly cyclical and are characterized by rapid technological change, short product life cycles and fluctuations in manufacturing capacity and pricing and gross margin pressures.  As we experienced in recent years and are currently experiencing, our operations may in the future reflect substantial fluctuations from period-to-period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending.  In a difficult economic climate it may take us longer to receive payments from our customers and some of our customers’ business may fail, resulting in non-payment.  These factors could have a material adverse effect on our business and financial condition.

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

Other factors, which may cause our quarterly operating results to fluctuate, include:

•         increased competition

•         timing of new product announcements and timing of development expenditures

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

•         quality issues

•         labor or material shortages (such as supply chain disruptions from the earthquake in Japan)

•         the timing of significant orders

•         the sales channel mix of direct vs. indirect distribution

•         civil unrest, war or terrorism

•         health issues (such as the outbreak of a virus)

•         customers’ budgets

•         adverse movements in exchange rates, interest rates or tax rates

•         cyclical and seasonal nature of demand for our customers’ products

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

Product and service technology in Data I/O’s industry evolves rapidly, making timely product innovation essential to success in the marketplace.  Introducing products and services with improved technologies or features may render our existing products obsolete and unmarketable.  Technological advances that may negatively impact our business include:

•         new device package types, densities and technologies requiring hardware and software changes in order to be programmed by our products

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

We have incurred operating losses in one of the last five years and four of the last ten years.  We operate in a cyclical industry.  We will continue to examine our level of operating expense based upon our projected revenues.  Any planned increases in operating expenses may result in losses in future periods if projected revenues are not achieved.  As a result, we may need to generate greater revenues than we have recently to achieve and maintain profitability.  However, we cannot provide assurance that our revenues will increase and our strategy may not be successful, resulting in future losses.

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

Certain of our programming system products are currently manufactured to our specifications by a third-party foreign contract manufacturers.  We may not be able to obtain a sufficient quantity of these products if and when needed, which may result in lost sales.

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

International sales represented approximately 90%, 88% and 88% of our net revenue for the fiscal years ended December 31, 2011, 2010 and 2009, respectively.  We expect that international sales will continue to be a significant portion of our net revenue.  International sales may fluctuate due to various factors, including:

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

The European Community and European Free Trade Association (“EU”) has established certain electronic emission and product safety requirements (“CE”).  As applicable, our products currently meet these requirements, however, failure to obtain either a CE certification or a waiver for any product may prevent us from marketing that product in Europe.  The EU also has directives concerning the Reduction of Hazardous Substances (“RoHS”) from which Data I/O is relying on an exemption for test and measurement companies.  China is implementing similar requirements.  Failure to meet applicable directives or qualifying exemptions may prevent us from marketing certain products in Europe or other territories with similar requirements.

We have subsidiaries in Germany, China, Hong Kong, Brazil and Canada.  Our business and financial condition is sensitive to currency exchange rates or any other restrictions imposed on their currencies.  Currency exchange fluctuations in these countries may adversely affect our investment in our subsidiaries.

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

We have employees located in the U.S., Germany and China.  We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand.  Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry.  None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable, though no assurance can be made that this will be the case in the future.  In China, our workers are “leased” with the arrangements made under the Shanghai Foreign Services Co., Ltd.  (“FSCO”) labor agreement and we could be adversely affected if we were unable to continue that arrangement.

Our Chief Executive Officer succession plan implementation, search process and transition involves significant costs and risks that may adversely affect our business.

Mr. Hume, Data I/O’s Chief Executive Officer or CEO, announced his planned retirement by the end of 2012. We are implementing our CEO succession plan.  Our ability to select, attract and hire a new CEO may prove difficult, take more time than anticipated, and be costly.  This may require other senior management to divert part of their attention from their primary duties, which could have a material adverse effect on our business or operations.  In addition, the new CEO transition could be disruptive to the organization, business plans, and retention of other team members.

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

The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet by the required deadlines or we may fall out of compliance with, such as the internal controls auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not currently required to comply as we are a smaller reporting company.  Data I/O assumes it will continue to have the status of a smaller reporting company based on the aggregate market value of the voting and non-voting shares held as of June 30, 2011.  If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

While we have policies and procedures in place designed to prevent corruption and bribery, because our business is 90% international, violations of the Foreign Corrupt Practices Act (FCPA) could have a significant adverse effect on our business due to the disruption and distraction of an investigation, financial penalties and criminal penalties.

Government regulations regarding the use of "conflict" minerals could adversely affect our prospects and results of operations.

Proposed regulatory developments regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries could affect the sourcing and availability of minerals used in the manufacture of certain products. Although we do not buy raw materials, manufacture, or produce any electronic equipment using conflict minerals directly, the proposed regulation may affect some of our suppliers.  As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices.  Also, because our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in the products that we sell.  Further, if we are unable to comply with the new laws or regulations or if our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us.  We may need to incur additional costs and invest additional resources, including management’s time, in order to comply with the new regulations and anticipated additional reporting and disclosure obligations.

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

Cyber security breaches or terrorism could result in liabilities or costs as well damage to our data or customer access to our website and information systems.  The collection, storage, transmission, use and disclosure of user data and personal information could give rise to liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights.

Cyber security breaches or terrorism could result in the exposure or theft of private or confidential information as well as interrupt our business, including denying customer access to website and our information systems. We transmit, and in some cases store, end-user data, including personal information. In jurisdictions around the world, personal information is becoming increasingly subject to legislation and regulations intended to protect consumers’ privacy and security. The interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions is unclear and evolving.

These laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Because our services are accessible in many foreign jurisdictions, some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure. We could be forced to incur significant expenses if we were required to modify our products, our services or our existing security and privacy procedures in order to comply with new or expanded regulations.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Data I/O amended it’s lease agreement for the Redmond, Washington headquarters facility effective February 1, 2011, extending the term to August 2016, lowering the square footage to 32,646 and lowering the rental rate.  The lease square footage increases to 33,676 effective February 1, 2014.  The lease base annual rental payments during 2011, 2010 and 2009 were approximately $326,000, $587,000 and $570,000, respectively.

In addition to the Redmond facility, approximately 13,000 square feet is leased at three foreign locations, including our German sales, service and engineering operations located in Munich, Germany, under a five-year lease starting in 2010, a sales, service, operations and engineering office located in Shanghai, China under a two-year lease starting in 2011 and a logistics office located in Hong Kong under a one-year lease starting in 2011.

Item 3.  Legal Proceedings

As of December 31, 2011, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

As previously disclosed, on January 22, 2008, our former landlord, (now known as Rowley Properties, Inc.), filed a Complaint in the Superior Court of Washington for King County (No. 08-2-03518-2 SEA) against Data I/O, Robert/Barbara Hiester and Steven/Jane Doe Hiester.  The claims against Data I/O include breach of agreement, waste and an environmental remediation claim for contribution under RCW 70.105D.080.  No claim amount was specified in the Complaint.  The claims relate to a former circuit board fabrication business that Data I/O operated from 1978 to October 1988.  We sold that business to Circuit Partners whose officers and principal shareholders were Robert and Barbara Hiester.  We agreed to settle this case with Rowley Properties, Inc. with the settlement amount paid by our insurer.  In April of 2009, Rowley Properties, Inc. and Data I/O entered into a mutual release and settlement agreement in which they released each other from claims related to this case and Rowley Properties, Inc. indemnified Data I/O against any claims from the other defendants related to this case.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows, for the periods indicated, the high and low price information for Data I/O’s Common Stock as reported by the NASDAQ Capital Market (NASDAQ symbol is DAIO).  The closing price was $3.74 on December 30, 2011.

	Period	High	Low

2011	Fourth Quarter	$4.79	$3.32
	Third Quarter	6.19	4.14
	Second Quarter	6.25	5.56
	First Quarter	6.24	5.01

2010	Fourth Quarter	$6.05	$4.86
	Third Quarter	5.44	3.90
	Second Quarter	5.35	3.75
	First Quarter	4.73	3.67

The approximate number of shareholders of record as of March 12, 2012 was 563.

Except for special cash dividend of $4.15 per share paid on March 8, 1989, Data I/O has not paid cash dividends on our Common Stock and does not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by Data I/O during the periods ended December 31, 2011 and 2010 except for the issuance of 163,934 shares ($1 Million) in connection with the software technology acquisition on April 29, 2011.

See Item 12 for the Equity Compensation Plan Information.

iSSUER  pURCHASES  OF  eQUITY  sECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program (1)

November 1, 2011-November 30, 2011	32,068	$3.88	32,068	$874,328
December 1, 2011-December 31, 2011	30,848	$4.07	30,848	$747,463
Total	62,916	$3.97	62,916

(1) On October 20, 2011, we announced a stock repurchase program to buy back up to $1 million dollars of stock over four quarters.  Through December 31, 2011, Data I/O repurchased 62,916 shares of stock at an average price of $3.97 for a total repurchase amount of $249,986 plus $2,517 in commissions.  Events subsequent to year end are not reflected in the above table.  On January 9, 2012, our board of directors approved a new and expanded 2012 share repurchase program with provisions to buy back up to $6 million dollars of stock.  The program included establishing a Rule 10b5-1 plan under the Exchange Act to provide flexibility to make purchases at any time.  The 10b5-1 trading plan allows us to repurchase our common stock in the open market during periods in which stock trading is otherwise closed for us.  On January 13, 2012, the October 2011 stock repurchase program was terminated and the new expanded program went into effect.  During 2012, approximately 1.5 million shares have been repurchased for approximately $6.0 million.

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

Frederick R. Hume, our President and CEO, advised the Board of Directors on March 1, 2012 that he plans to retire on or before December 31, 2012, or at such time as a suitable successor President and Chief Executive Officer can be identified and appointed by our Board.  Data I/O has retained a search firm to assist in this process. Mr. Hume and Data I/O entered into a Separation Agreement on March 1, 2012.  See Note 15 to the accompanying consolidated financial statements for further information on this subsequent event.

From January through July 2011, we retained TM Capital as a financial advisor to assist with developing and pursuing a range of strategic options for Data I/O.  These strategic options included acquisitions, marketing and sale of Data I/O, uses of cash, and execution of the Data I/O’s current development strategies.  Following a detailed review of the available options, we determined that continued execution of the current development strategies, as well as implementation of share repurchase programs, were the best alternatives to pursue.

We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, automated programming systems for the manufacturing environment and software tools for design engineers.  We continue to focus on extending the capabilities and support for our FlashCORE architecture, and the RoadRunner, FLX, PS and FlashPAK product lines.  Our applications innovation strategy provides complete solutions to target customer’s business problems.  These solutions generally have a larger software element, may involve third-party components, and in many cases will be developed or customized to address the specific requirements of individual customers.  We believe by adding these features to our strategic product platforms, we will continue to set ourselves apart from other product suppliers and elevate our relationships with our customers to a partner level.  Our acquisition of software technology in April of 2011, which we now call Azido, was considered a foundational technology for Data I/O, as we use the software in the development of our programming technology to combine with other solutions and for potential commercialization as a tool itself.

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless, automotive, industrial controls and programming centers and supporting NAND Flash, like e-MMC, and microcontrollers on our newer products to gain new accounts.  We continued to expand our China operations to take advantage of the growth of manufacturing in China and to operate close to our customers.

We continued to address the effectiveness of our sales and marketing organization and sales channels by adding and changing channels and by providing all of our channel partners with extensive product and sales training.  We recognized the need to diversify our customer base and are continuing to take steps to broaden and improve our channels of distribution and representation to reach a greater number of customers.  We believe these channel changes will help us grow our business more rapidly, both by adding new customers and increasing penetration of existing accounts.

BUSINESS  RESTRUCTURING PROGRESS

As a result of the business down turn we were experiencing in the fourth quarter of 2008 and the uncertain business outlook at that time, restructuring actions were taken to reduce expenses.  This resulted in restructuring charges, primarily related to severance, of $542,000 for the year 2008.  We took additional actions in 2009 totaling $203,000 to flatten and streamline the organization as well as reduce costs by decreasing the size of our Board and abandoning a portion of our building space.  At December 31, 2010, restructure costs of $58,000 remained accrued, which in February 2011 were incorporated in a lease amendment.  No restructure amounts remain accrued at December 31, 2011.

cRITICAL aCCOUNTING pOLICY jUDGMENTS AND eSTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, Data I/O evaluates our estimates, including those related to sales returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring charges, contingencies such as litigation and contract terms that have multiple elements and other complexities typical in the capital equipment industry.  We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Data I/O believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition:  Sales of Data I/O’s semiconductor programming equipment are recognized at the time of shipment.  We have determined that our automated products have reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be considered a separate element.  These systems are standard products with published product specifications and are configurable with standard options.  The evidence that these systems could be accepted was based upon having standardized factory production of the units, results from batteries of tests of product performance to our published specifications, quality inspections and installation standardization, as well as past product operation validation with customers and the history provided by our installed base of products upon which the current versions were based.   When arrangements include multiple elements, we recognize revenue when the criteria for revenue recognition have been met for each element individually.  Effective January 1, 2011, under the provision of ASU 2009-13 Revenue Recognition (Topic 605), the allocation of revenue among multiple elements is done on a pro-rata versus residual basis for the recognized revenue.  This change did not materially affect our financial statements.  The amount of revenue recognized is affected by our judgments as to the collectability of the transaction or whether an arrangement includes multiple elements and if so, whether specific objective evidence of selling price exists for those elements.  The measure of standalone selling price of the product versus the service installation value component is determined by the amount Data I/O pays to independent representative service groups or the amount of additional discount given to independent distributors, to provide the service installation.  Changes to the elements in an arrangement and the ability to establish specific objective evidence for those elements could affect the timing of the revenue recognition.  These conditions could be subjective and actual results could vary from the estimated outcome.

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

Share-based Compensation:  We account for share-based awards made to our employees and directors, including employee stock option awards and restricted and performance share awards, using the estimated grant date fair value method of accounting.  We estimate the fair value using the Black-Scholes valuation model, which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The expected stock price volatility assumption was determined using the historical volatility of our common stock.  Changes in the subjective assumptions required in the valuation model may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.  Employee Stock Purchase Plan (“ESPP) shares were issued under provisions that do not require us to record any equity compensation expense.

Results of Operations

Net Sales

Net sales by product line	2011	Change	2010
(in thousands)
Automated programming systems	$17,274	2.8%	$16,798
Non-automated programming systems	9,392	(2.1%)	9,598
Total programming systems	$26,666	1.0%	$26,396

Net sales by location	2011	Change	2010
(in thousands)
United States	$2,724	(13.4%)	$3,145
% of total	10.2%		11.9%
International	$23,942	3.0%	$23,251
% of total	89.8%		88.1%

Revenues increased 1% to $26.7 million for the year ended December 31, 2011, from $26.4 million for 2010.  The year started with stronger revenue growth, especially in Asia, but declined beginning in September of 2011 through the end the year resulting in 2011 revenue being flat overall. The fourth quarter of 2011 decline in revenue compared to the fourth quarter of 2010 was in all regions.  Europe was believed to be impacted by the current European economic uncertainty and did not have a typical year end spending bulge.  The Americas had less wireless business and wireless software development projects, as well as a continued decline of business in Mexico. Asia revenues grew 19% for 2011 overall, but the fourth quarter 5% decline was attributed to excess inventories and capacity in the supply chain causing reductions in capital spending.  We believe the weak demand trend is continuing in the first quarter of 2012.

On a product basis, we had higher revenues for the year 2011 in our FLX, FlashPAK and PS families, of 27%, 16%, and 3% respectively, offset by declines in our automated Roadrunner and other non-automated product families compared to 2010.  Smartphones, tablets and mobile devices, especially those incorporating e-MMC flash memories, and automotive electronics using flash memories and microcontrollers were key business drivers in 2011.

International sales as a percent of total sales increased by 2 percentage points for the year ended December 31, 2011 to 89.8% compared to the same period in 2010.  By geographic region, sales in Asia increased 19%, while sales in Europe and the Americas declined 1% and 18% respectively, compared to 2010.  The backlog at December 31, 2011 was $800,000 compared to $1.6 million at December 31, 2010.  Deferred revenue at December 31, 2011 was $1.5 million compared to $1.6 million at December 31, 2010.

Gross Margin

	2011	Change	2010
(in thousands)
Gross margin	$15,235	(0.7%)	$15,344
Percentage of net sales	57.1%		58.1%

Gross margin as a percentage of sales was 57.1% for the year ended December 31, 2011, compared with 58.1% in 2010.  The change in gross margin percentage was primarily due to higher service expense of $285,000, product mix-related higher materials cost of $184,000, and increased factory variances of $148,000, offset in part by lower engineering costs associated with software development contracts compared to 2010.

Research and Development

	2011	Change	2010
(in thousands)
Research and development	$5,470	31.5%	$4,159
Percentage of net sales	20.5%		15.8%

Research and development (“R&D”) spending for the year ended December 31, 2011, increased by $1,311,000 compared to the same period in 2010.  We increased our spending on R&D primarily to accelerate new product initiatives including development efforts and amortization related to our software technology acquisition called Azido.  This increase includes $519,000 higher personnel costs, $318,000 less engineering costs absorbed by operations on custom software development contracts, and $295,000 of Azido amortization expense.  During the fourth quarter of 2011, we scaled back our R&D spending as certain new product initiatives were adjusted or completed and launched.

Our R&D spending also fluctuates based on the number and the development stage of projects.  New products introduced in 2011 included RoadRunner3, Factory Integration Software, and enhancements to FlashCORE III.  The new FLXHD, an automated system for duplicating e-MMC NAND devices was introduced in February 2012.

We believe it is essential to invest in R&D to significantly enhance our existing products and to create new products as markets develop and technologies change.  In addition to product development, a significant part of R&D spending is on creating software and support for new devices introduced by the semiconductor companies.  We are focusing our R&D efforts on solutions for strategic growth markets, including new programming technology, automated programming systems for the manufacturing environment, extending the capabilities and support for our FlashCORE programmer architecture, automated handling solutions and developing software tools for design engineers.

Selling, General and Administrative

	2011	Change	2010
(in thousands)
Selling, general & administrative	$8,304	8.1%	$7,685
Percentage of net sales	31.1%		29.1%

Selling, general and administrative (“SG&A”) expenses were up $619,000 or 8.1% for the year 2011 compared with 2010.  The primary items comprising this increase include $393,000 higher compensation related costs, $392,000 related to increased use of outside professional consultants, $309,000 of added Azido marketing costs associated with the software technology acquisition, $70,000 higher rent, offset in part by $422,000 lower incentive compensation and $139,000 lower channel commissions.  We completed information system, marketing and strategy projects in the third and fourth quarter of 2011 and have since scaled back our use of outside consultants.

Interest

	2011	Change	2010
(in thousands)
Interest income	$97	86.5%	$52
Interest expense	($14)	(27.3%)	($11)

Interest income increased by $45,000 for the twelve month period ending December 31, 2011 compared to the same period in 2010 primarily due to higher amounts of cash invested.

Income Taxes

	2011	Change	2010
(in thousands)
Income tax (expense) benefit	($233)	(15.0%)	($274)

Income tax expense for 2011 and 2010 relates to foreign and state income taxes and the federal alternative minimum tax.

For financial reporting purposes, Data I/O established tax valuation reserves against our deferred tax assets because of the uncertainty relating to the realization of such asset values.  We had valuation allowances of $8.9 million and $9.0 million at December 31, 2011 and 2010 respectively.  Given the uncertainty created by our past loss history and the cyclical nature of the industry in which we operate, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Inflation  and  changes in Foreign currency exchange rates

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates of exchange during the year.  We recognized foreign currency transaction gains and (losses) of ($248,000) and ($268,000) in 2011 and 2010, respectively.  The transaction gains or losses resulted primarily from translation adjustments to foreign inter-company accounts and US dollar accounts held by foreign subsidiaries; sales by our German subsidiary to certain customers, which were invoiced in US dollars; and Brazilian intercompany balances.

Financial Condition

Liquidity and Capital Resources

	2011	Change	2010
(in thousands)
Working capital	$22,355	($248)	$22,603

At December 31, 2011, Data I/O’s principal sources of liquidity consisted of existing cash and cash equivalents.  Our working capital decreased by $248,000 and our current ratio was 5.8 for 2011 and 5.2 for 2010.

For the year ended December 31, 2011, our cash and cash equivalents decreased by $822,000, with $2.8 million of cash provided by operating activities offset primarily by $1.4 million of capital spending and $2 million for the purchased intangible software technology, and $253,000 used for share repurchases.

We expect that we will continue to make capital expenditures to support our business and anticipate that present working capital will be sufficient to meet our operating requirements.  Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, we require substantial working capital to fund our operations.  Over the last several years, we restructured our operations to lower our costs and operating expenditures in certain geographic regions and to lower the level of revenue required for our net income breakeven point, to preserve our cash position and to focus on profitable operations.  Offsetting these actions are our investments in expanded operations in China, equipment and hiring new personnel.  Given our cash position of $18 million as of December 31, 2011, we believe that we have sufficient working capital available under our operating plan to fund our operations, share repurchase program, business investment and capital requirements through at least December 31, 2012.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

OFF-balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 8, “Operating Lease Commitments” and Note 9, “Other Commitments”, Data I/O had no off-balance sheet arrangements.

Share repurchase program

On October 20, 2011 we announced a stock repurchase program to buy back up to $1 million dollars of stock over four quarters.  Through December 31, 2011, Data I/O repurchased 62,916 shares of stock at an average price of $3.97 for a total repurchase amount of $249,986 plus $2,517 in commissions.  See accompanying consolidated financial statements Note 15 “Subsequent Events” for termination of this program and establishment of a new expanded program.

NEW  ACCOUNTING  PRONOUNCEMENTS

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”).  This ASU amends requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either, a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI.  We have adopted this amendment effective for the year ended December 31, 2011.  The adoption of this guidance did not impact our financial position, results of operations or cash flows and only impacts the presentation of OCI on the financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement  (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Reporting Standards (“ASU No. 2011-04”)  which amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment is effective for us at the beginning of January 2012, with early adoption prohibited. The adoption of this amendment is not expected to materially affect our financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

See pages 25 through 43.

report of Independent REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Data I/O Corporation

We have audited the accompanying consolidated balance sheets of Data I/O Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011.  Our audits of the basic consolidated financial statements included the consolidated financial statement schedule (Schedule II).  These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Data I/O Corporation and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/S/GRANT THORNTON LLP

Seattle, Washington
March 27, 2012

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,120	$18,942
Trade accounts receivable, net of allowance for doubtful accounts of $115 and $138	4,351	4,975
Inventories	3,964	3,570
Other current assets	543	528
TOTAL CURRENT ASSETS	26,978	28,015

Property, plant and equipment – net	1,489	1,256
Intangible software technology – net	2,793	-
Other assets	85	153
TOTAL ASSETS	$31,345	$29,424

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,122	$1,234
Accrued compensation	1,255	1,578
Deferred revenue	1,464	1,572
Other accrued liabilities	710	770
Accrued costs of business restructuring	-	58
Income taxes payable	72	108
Current portion long-term debt	-	92
TOTAL CURRENT LIABILITIES	4,623	5,412

Long-term other payables	253	47

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 9,207,730 and 9,027,867 shares	23,414	22,172
Accumulated earnings	1,963	900
Accumulated other comprehensive income	1,092	893
TOTAL STOCKHOLDERS’ EQUITY	26,469	23,965
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,345	$29,424

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2011	2010

Net Sales	$26,666	$26,396
Cost of goods sold	11,431	11,052
Gross margin	15,235	15,344
Operating expenses:
Research and development	5,470	4,159
Selling, general and administrative	8,304	7,685
Total operating expenses	13,774	11,844
Gain on sale of assets	-	13
Operating income	1,461	3,513
Non-operating income (expense):
Interest income	97	52
Interest expense	(14)	(11)
Foreign currency transaction gain (loss)	(248)	(268)
Total non-operating income (loss)	(165)	(227)
Income before income taxes	1,296	3,286
Income tax (expense) benefit	(233)	(274)
Net income	$1,063	$3,012

Basic earnings per share	$0.12	$0.33
Diluted earnings per share	$0.11	$0.33
Weighted-average basic shares	9,181	8,997
Weighted-average diluted shares	9,320	9,122

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2011	2010

Net Income	$1,063	$3,012
Other comprehensive income (loss):
Foreign currency translation gain (loss)	199	41
Comprehensive income (loss)	$1,262	$3,053

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except per share amounts)

				Accumulated
	Common Stock		Retained	and Other	Total
			Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2009	8,955,885	$21,758	($2,112)	$852	$20,498
Stock options exercised	60,551	74			74
Stock awards issued, net of tax withholding	6,689
Issuance of stock through Employee Stock Purchase Plan	4,742	21			21
Share-based compensation		319			319
Net income			3,012		3,012
Other comprehensive income (loss)				41	41
Balance at December 31, 2010	9,027,867	$22,172	$900	$893	$23,965

Stock options exercised	67,655	18			18
Repurchased shares	(62,916)	(253)			(253)
Stock awards issued, net of tax withholding	7,172	(23)			(23)
Issuance of stock through: Employee Stock Purchase Plan	4,018	23			23
Purchase of Software Technology	163,934	1,000			1,000
Share-based compensation		477			477
Net income			1,063		1,063
Other comprehensive income (loss)				199	199
Balance at December 31, 2011	9,207,730	$23,414	$1,963	$1,092	$26,469

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,063	$3,012
Adjustments to reconcile income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,170	1,117
Gain on sale of assets	-	(13)
Equipment transferred to cost of goods sold	298	516
Share-based compensation	477	319
Net change in:
Trade accounts receivable	636	(1,810)
Inventories	(380)	333
Other current assets	(9)	(101)
Accrued cost of business restructuring	-	(100)
Accounts payable and accrued liabilities	(543)	929
Deferred revenue	(126)	182
Other long-term liabilities	169	-
Deposits and other long-term assets	72	(54)
Net cash provided by operating activities	2,827	4,330

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(1,406)	(1,070)
Net proceeds from sale of assets	-	13
Purchase of software technology	(2,089)	-
Cash provided by (used in) investing activities	(3,495)	(1,057)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	18	95
Repurchase of common stock	(253)	-
Payment of capital lease obligation	(92)	(130)
Cash provided by (used in) financing activities	(327)	(35)
Increase (decrease) in cash and cash equivalents	(995)	3,238

Effects of exchange rate changes on cash	173	62
Cash and cash equivalents at beginning of period	18,942	15,642
Cash and cash equivalents at end of period	$18,120	$18,942

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Issuance of common stock for consideration in asset purchase:
163,934 shares	$1,000	$ -
Cash paid during the year for:
Interest	$4	$13
Income Taxes	$303	$305

See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Data I/O Corporation (“Data I/O”) designs, manufactures and sells programming systems used by designers and manufacturers of electronic products.  Our programming system products are used to program integrated circuits (“ICs” or “devices” or “semiconductors”) with the specific unique data necessary for the ICs contained in various products, and are an important tool for the electronics industry experiencing growing use of programmable ICs.  Customers for our programming system products are located around the world, primarily in the Far East, Europe and the United States.  Our manufacturing operations are currently located in the United States, with most of our FlashCORE adapters manufactured in China.  An outside supplier located in Germany currently manufactures our Sprint non-automated programming systems.

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

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of 90 days or less are considered cash equivalents.  Data I/O maintains its cash and cash equivalents with major financial institutions in the United States of America, which are insured by the Federal Deposit Insurance Corporation (FDIC), and foreign jurisdictions.  Deposits in U.S. banks exceed the FDIC insurance limit.  We have not experienced any losses on its cash and cash equivalents.  Cash and cash equivalents held in foreign bank accounts totaled $8,276,113 at December 31, 2011.

Fair Value of Financial Instruments

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature.  These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other short-term liabilities and capital lease obligations.

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

Data I/O regularly reviews all of its long-lived assets, including property, plant and equipment and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded.  Based on this evaluation, no impairment was noted for the years ended December 31, 2011 and 2010.

Intangible Assets

Intangible assets include capitalized costs, technical and product rights, patent, trademarks and other intellectual property.  Intangible assets are stated at cost and amortized to operations over their estimated useful lives or statutory lives, whichever is shorter.  Capitalized intangible assets are included in other long term assets on the balance sheet.  We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a fair value approach.  No such impairment was recognized for the years ended December 31, 2011 and 2010.

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

Revenue Recognition

Data I/O recognizes revenue at the time the product is shipped.  We have determined that our programming equipment has reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be considered a separate element.  These systems are standard products with published product specifications and are configurable with standard options.  The evidence that these systems could be deemed as accepted was based upon having standardized factory production of the units, results from batteries of tests of product performance to our published specifications, quality inspections and installation standardization, as well as past product operation validation with the customer and the history provided by our installed base of products upon which the current versions were based.  When arrangements include multiple elements, we recognize revenue when the criteria for revenue recognition have been met for each element individually.  Effective January 1, 2011, under the provision of ASU 2009-13 Revenue Recognition (Topic 605), the allocation of revenue among multiple elements is done on a pro-rata versus residual basis for the recognized revenue.  This change did not materially affect our financial statements.    The amount of revenue recognized is affected by our judgments as to the collectability of the transaction or whether an arrangement includes multiple elements and if so, whether specific objective evidence of fair value exists for those elements.  The measure of standalone fair value of the product versus the service installation value component is by the amount we pay to independent representative service groups or the amount of additional discount given to independent distributors to provide the service installation (published price).

Installation that is considered perfunctory includes any installation that can be performed by other parties, such as distributors, other vendors, or in most cases the customers themselves.  This takes into account the complexity, skill and training needed as well as customer expectations regarding installation.  The revenue related to products requiring installation that is perfunctory is recognized at the time of shipment provided that persuasive evidence of an arrangement exists, shipment has occurred, the price is fixed or determinable, and collectability is reasonably assured.

We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period, which is typically one year.  We establish a reserve for sales returns based on historical trends in product returns and estimates for new items.  We have a stated return policy that customers can return standard products for any reason within 30 days after delivery provided that the returned product is received in its original condition, including all packaging materials, for a refund of the price paid less a restocking charge of 30% of the total amount invoiced for the product returned, unless such restocking charge is waived by us. We recognize revenue when, the price is fixed or determinable, the buyer has paid or is obligated to pay and the obligation is not contingent on resale of the product, the buyer’s obligation would not be changed in the event of theft, physical destruction or damage to the product, the buyer acquiring the product for resale has economic substance apart from Data I/O and we do not have significant obligations for future performance to directly bring about the resale of the product by the buyer.

Sales were recorded net of actual sales returns and changes to the associated sales return reserve.  Sales return reserves were $81,000 and $66,000 at December 31, 2011 and 2010, respectively.

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

Advertising Expense

Data I/O expenses advertising costs as incurred.  Total advertising expenses were approximately $220,000 and $151,000 in 2011 and 2010, respectively.

Warranty Expense

Data I/O records a liability for an estimate of costs that it expects to incur under our basic limited warranty when product revenue is recognized.  Factors affecting our warranty liability include the number of units sold and historical and anticipated rates of claims and costs per claim.  Data I/O normally provides a warranty for our products against defects for periods ranging from ninety days to one year.  We provide for the estimated cost that may be incurred under our product warranties and periodically assess the adequacy of our warranty liability based on changes in the above factors.  Data I/O records revenues on extended warranties on a straight-line basis over the term of the related warranty contracts.  Service costs are expensed as incurred.

Earnings (Loss) Per Share

Basic earnings (loss) per share exclude any dilutive effects of stock options.  Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period.  The common stock equivalent shares from equity awards used in calculating diluted earnings per share were 123,114 and 125,089 for the years ended December 31, 2011 and 2010 respectively.  Options to purchase 518,895 and 48,148 shares of common stock were outstanding as of December 31, 2011 and 2010, respectively, but were excluded from the computation of diluted EPS for the period then ended because the options were anti-dilutive.

Diversification of Credit Risk

Financial instruments, which potentially subject Data I/O to concentrations of credit risk, consist primarily of trade receivables.  Our trade receivables are geographically dispersed and include customers in many different industries.  As of December 31, 2011, one customer, Panasonic, accounted for approximately 10% of our consolidated accounts receivable balance.  As of December 31, 2010, there were no customers that represented 10% of our total consolidated accounts receivable balance.  We believe that risk of loss is significantly reduced due to the diversity of our end-customers and geographic sales areas.  We perform on-going credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, or prepayment whenever deemed necessary.

New Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”).  This ASU amends requirements for the presentation of other comprehensive income (OCI), requiring presentation of comprehensive income in either, a single, continuous statement of comprehensive income or on separate but consecutive statements, the statement of operations and the statement of OCI.  Data I/O has adopted this amendment effective for the year ended December 31, 2011.  The adoption of this guidance did not impact our financial position, results of operations or cash flows and only impacts the presentation of OCI on the financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement  (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Reporting Standards (“ASU No. 2011-04”)  which amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment is effective for us at the beginning of January 2012, with early adoption prohibited. The adoption of this amendment is not expected to materially affect our financial statements.

NOTE 2-PROVISION FOR BUSINESS RESTRUCTURING

As a result of the business down turn we were experiencing in the fourth quarter of 2008 and the uncertain business outlook at that time, restructuring actions were taken to reduce expenses.  This resulted in restructuring charges, primarily related to severance, of $542,000 for the year 2008.  We took additional actions in 2009 totaling $203,000 to flatten and streamline the organization as well as reduce costs by decreasing the size of our Board and abandoning a portion of our building space.  At December 31, 2010, restructure costs of $58,000 remained accrued, which in February 2011 were incorporated in a lease amendment and no restructure amounts remain accrued at December 31, 2011.

An analysis of the restructuring is as follows:

	Reserve Balance 12/31/09	2010 Expense	2010 Payments/ Write-Offs	Reserve Balance 12/31/10	2011 Expense	2011 Payments/ Write-Offs	Reserve Balance 12/31/11
(in thousands)
Downsizing US operations:
Facility & other costs	$158	$ -	$100	$58	$ -	$58	$ -
Total	$158	$ -	$100	$58	$ -	$58	$ -

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Receivables consist of the following:
	December 31, 2011	December 31, 2010
(in thousands)
Trade accounts receivable	$4,466	$5,113
Less allowance for doubtful receivables	115	138
Trade accounts receivable, net	$4,351	$4,975

Changes in Data I/O’s allowance for doubtful accounts are as follows:

	December 31, 2011	December 31, 2010
(in thousands)
Beginning balance	$138	$171
Bad debt expense (reversal)	(27)	41
Accounts written-off	(1)	(74)
Recoveries	5	-
Ending balance	$115	$138

NOTE 4 – INVENTORIES, NET

Net inventories consisted of the following components:
	December 31, 2011	December 31, 2010
(in thousands)
Raw material	$2,498	$2,098
Work-in-process	985	772
Finished goods	481	700
Inventories, net	$3,964	$3,570

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following:

	December 31, 2011	December 31, 2010
(in thousands)
Leasehold improvements	$479	$396
Equipment	7,515	8,264
	7,994	8,660
Less accumulated depreciation	6,505	7,404
Property and equipment, net	$1,489	$1,256

Total depreciation expense recorded for 2011 and 2010 was $878,000 and $1,130,000 respectively.

NOTE 6 – INTANGIBLE SOFTWARE TECHNOLOGY, NET

On April 29, 2011, Data I/O purchased software technology for $2 million in cash and issuance of 163,934 shares of Data I/O common stock, valued at $1 million on the date of purchase.  Acquisition costs of $89,000 were capitalized as part of the transaction.  The transaction was accounted for as an asset purchase.

For a period of five years Data I/O will pay the seller royalties of 4% of directly associated revenues relating to this acquired software technology.  We will expense the royalty payments when they are incurred as  we cannot reasonably estimate the future royalty payment amount at the time of acquisition.  For the first three years Data I/O will pay an additional royalty of 2.5% of directly associated revenues relating to this acquired software technology to the original developer of the technology.  No royalty expense was recognized for the year ended December 31, 2011.

The following is a summary of the Company’s intangible software technology:
	December 31, 2011	December 31, 2010
(in thousands)
Intangible software technology	$3,089	$ -
Less accumulated amortization	296	-
Intangible software technology, net	$2,793	$ -

NOTE 7 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	December 31, 2011	December 31, 2010
(in thousands)
Product warranty	$396	$376
Sales return reserve	81	66
Other taxes	100	109
Other	133	219
Other accrued liabilities	$710	$770

The changes in Data I/O's product warranty liability are as follows:

	December 31, 2011	December 31, 2010
(in thousands)
Liability, beginning balance	$376	$291
Net expenses	788	751
Warranty claims	(788)	(751)
Accrual revisions	20	85
Liability, ending balance	$396	$376

NOTE 8 –OPERATING LEASE COMMITMENTS

Data I/O has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2012	$1,147
2013	975
2014	851
2015	801
2016	505
Thereafter	-
Total	$4,279

Lease and rental expense was $1,149,000 and $1,084,000 in 2011 and 2010, respectively.  Rent expense is recorded on a straight line basis, over the term of the lease, for leases that contain fixed escalation clauses.  Data I/O amended its lease agreement for the Redmond, Washington headquarters facility effective February 1, 2011, extending the term to August 2016, lowering the square footage to 32,646 and lowering the rental rate.  The lease base annual rental payments during 2011 and 2010 were approximately $326,000 and $587,000, respectively. The lease square footage increases to 33,676 effective February 1, 2014.

In addition to the Redmond facility, approximately 13,000 square feet is leased at three foreign locations, including our German sales, service and engineering operations located in Munich, Germany, under a five-year lease starting in 2010, a sales, service and engineering office located in Shanghai, China under a two-year lease starting in 2011 and a logistics office located in Hong Kong under a one-year lease starting in 2011.

NOTE 9 –OTHER COMMITMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At December 31, 2011, the purchase and other obligations totaled $1,211,000 of which all but $10,000 are 2012 commitments.

NOTE 10 – CONTINGENCIES

As of December 31, 2011, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 11 – STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2011, there were 1,316,433 shares of Common Stock reserved for issuance of which 248,044 shares are available for future grant under Data I/O’s 2000 Stock Compensation Incentive Plan (“2000 Plan”).  Pursuant to this 2000 Plan, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years.  Options granted under the plans have a maximum term of six years from the date of grant.  Stock awards may also be granted under the 2000 Plan.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, eligible employees may purchase shares of Data I/O’s Common Stock at six-month intervals at 95% of the fair market value on the last day of each six-month period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period.  During 2011 and 2010, a total of 4,018 and 4,742 shares, respectively, were purchased under the plan at average prices of $5.78 and $4.42 per share, respectively.  At December 31, 2011, a total of 79,452 shares were reserved for future issuance.  The 5% discount allowed under the ESPP is not considered compensatory under authoritative guidance from the FASB.

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

Director Fee Plan

Data I/O has a Director Fee Plan, not currently in use, which had provided for payment to directors who are not employees of Data I/O Corporation by delivery of shares of Data I/O’s Common Stock.  No shares were issued from the plan for 2011 or 2010 board service and 151,332 shares remain available in the plan as of December 31, 2011.

Retirement Savings Plan

Data I/O has a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  Under the plan, participating U.S. employees may defer their pre-tax salary or post-tax salary if Roth is elected, subject to IRS limitations.  In fiscal years 2011 and 2010, Data I/O contributed one dollar for each dollar contributed by a participant, with a maximum contribution of 4% of a participant’s earnings.  Data I/O’s matching contribution expense for the savings plan was approximately $191,000 and $185,000 in 2011 and 2010.

Share Repurchase Program

On October 20, 2011, we announced a stock repurchase program to buy back up to $1 million dollars of stock over four quarters.  Through December 31, 2011, Data I/O repurchased 62,916 shares of stock at an average price of $3.97 for a total repurchase amount of $249,986 plus $2,517 in commissions.  See Note 15 “Subsequent Events” for termination of this program and establishment of a new expanded program.  The following table presents repurchases of Data I/O’s common stock for the year ended December 31, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program

November 1, 2011-November 30, 2011	32,068	$3.88	32,068	$874,328
December 1, 2011-December 31, 2011	30,848	$4.07	30,848	$747,463
Total	62,916	$3.97	62,916

NOTE 12– SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.  The impact on our results of operations of recording share-based compensation for the year ended December 31, 2011 and 2010 was as follows:

	Year Ended Dec. 31,
	2011	2010
(in thousands)
Cost of goods sold	$45	$33
Research and development	84	29
Selling, general and administrative	348	257
Total share-based compensation	$477	$319

Impact on net income per share:
Basic and diluted	($0.05)	($0.04)

Approximately $10,000 and $7,000 of share-based compensation was capitalized into inventory for the years ended December 31, 2011 and 2010, respectively.

The fair values of share-based awards for employee stock option awards were estimated at the date of grant using the Black-Scholes valuation model.  The volatility and expected life of the options used in calculating the fair value of share-based awards may exclude certain periods of historical data that we considered atypical and not likely to occur in future periods.  The following weighted average assumptions were used to calculate the fair value of options granted during the years ended December 31:

	Employee Stock
	Options
	2011	2010

Risk-free interest rates	1.39%	1.66%
Volatility factors	0.55	0.56
Expected life of the option in years	4.00	4.00
Expected dividend yield	None	None

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

The weighted average grant date fair value of options granted under our stock option plans for the twelve month period ending December 31, 2011 and 2010 was $2.61 and $1.88, respectively.  The following table summarizes stock option activity under our stock option plans for the twelve months ended December 31:

	2011			2010
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years

Outstanding at beginning of year	833,841	$3.94		737,308	$3.63
Granted	324,500	6.02		225,000	4.34
Exercised	(111,893)	2.55		(120,717)	2.85
Cancelled, Expired or Forfeited	(8,437)	4.62		(7,750)	3.21
Outstanding at end of year	1,038,011	$4.74	3.64	833,841	$3.94	3.44

Vested or expected to vest at the end of the period	948,096	$4.68	2.65	764,398	$3.94	2.43
Exercisable at end of year	551,000	$4.36	2.65	471,319	$3.80	2.43

The aggregate intrinsic value of outstanding options is $110,254.  This represents the total pretax intrinsic value, based on the Data I/O’s closing stock price of $3.74 at December 31, 2011, which would have been received by award holders had all award holders exercised their stock options that were in-the-money as of that date.  The aggregate intrinsic value of awards exercised during the twelve month period ended December 31, 2011 was $377,416.

Restricted stock award including performance-based stock award activity under our share-based compensation plan was as follows:

	2011		2010
	Awards	Weighted - Average Grant Date Fair Value	Awards	Weighted - Average Grant Date Fair Value
Outstanding at beginning of year	25,235	$4.27	24,711	$4.23
Granted	15,200	6.02	12,500	4.30
Vested	(9,485)	4.35	(9,066)	4.25
Cancelled	(572)	5.16	(2,910)	4.14
Outstanding at end of year	30,378	$5.10	25,235	$4.27

As of December 31, 2011 and 2010, there were $1,181,876 and $737,104, respectively, of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under our stock option plans.  That cost is expected to be recognized over a weighted average period 2.65 and 2.58 years as of December 31, 2011 and 2010, respectively.

NOTE 13– INCOME TAXES

Components of income (loss) before taxes:

	Year Ended Dec. 31,
(in thousands)	2011	2010
U.S. operations	($207)	$1,948
Foreign operations	1,503	1,338
	$1,296	$3,286

Income tax expense (benefit) consists of:
Current tax expense (benefit):
U.S. federal	$20	$3
State	22	9
Foreign	191	262
	233	274
Deferred tax expense (benefit) – U.S. federal	-	-
Total income tax expense (benefit)	$233	$274

A reconciliation of Data I/O’s effective income tax and the U.S. federal tax rate is as follows:

	Year Ended Dec. 31,
	2011	2010
(in thousands)
Statutory tax	$441	$1,117
State and foreign income tax, net of federal income tax benefit	(323)	(446)
Valuation allowance for deferred tax assets	115	(397)
Total income tax expense (benefit)	$233	$274

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below:

	Year Ended Dec. 31,
	2011	2010
(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$28	$33
Inventory and product return reserves	699	671
Compensation accruals	963	756
Accrued liabilities	29	(35)
Book-over-tax depreciation and amortization	274	281
Foreign net operating loss carryforwards	704	771
U.S. net operating loss and credit carryforwards	6,209	6,486
	8,906	8,963

Valuation Allowance	(8,906)	(8,963)
Total Deferred Income Tax Assets	$ -	$ -

The valuation allowance for deferred tax assets decreased $57,000 during the year ended December 31, 2011, and decreased $314,000 during the year ended December 31, 2010.  The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding Data I/O’s ability to utilize such assets in future years.  Although we have had recent profitable operations, this full valuation allowance evaluation is based upon our volatile history of losses and the cyclical nature of our industry and capital spending.  Credit carryforwards consist primarily of research and experimental and alternative minimum tax credits.  U.S. net operating loss carryforwards expire beginning in 2020 to 2031.  Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

The gross changes in uncertain tax positions resulting in unrecognized tax benefits are presented below:

	Year Ended Dec. 31,
	2011	2010
(in thousands)
Unrecognized tax benefits, opening balance	$98	$79
Prior period tax position increases	5	12
Additions based on tax positions related to current year	10	7
Unrecognized tax benfits, ending balance	$113	$98

Historically, Data I/O has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during 2011.  However, we have adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

Tax years that remain open for examination include 2008, 2009, 2010 and 2011 in the United States of America.  In addition, tax years from 2000 to 2007 may be subject to examination in the event that Data I/O utilizes the net operating losses and credit carryforwards from those years in its current or future year tax returns.

NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION

We consider our operations to be a single operating segment, focused on the design, manufacturing and sale of programming systems used by designers and manufacturers of electronic products.

During 2011, there was one customer, Data Copy Limited at 11%, who accounted for greater than 10% of Data I/O’s consolidated net revenues for the year.  During 2010, there were no customers who accounted for more than 10% of Data I/O’s consolidated net revenues for the year.  Major operations outside the U.S. include sales, engineering and service support subsidiaries in Germany and China.  At December 31, 2011, there was one customer, Panasonic, which represented 10% of our total consolidated accounts receivable balance.  At December 31, 2010, there were no customers, which represented 10% or more of our total consolidated accounts receivable balance.

The following tables provide summary operating information by geographic area:

	Year Ended Dec. 31,
(in thousands)	2011	2010
Net sales:
U.S.	$2,724	$3,145
Europe	11,025	10,843
Rest of World	12,917	12,408
	$26,666	$26,396

Included in Europe and Rest of World net sales are
the following significant balances:

Germany	$6,717	$5,196
China	$3,917	$3,424

Operating income (loss):
U.S.	($1,567)	($770)
Europe	832	801
Rest of World	2,196	3,482
	$1,461	$3,513

Identifiable assets:
U.S.	$17,740	$16,630
Europe	4,056	4,714
Rest of World	9,549	8,080
	$31,345	$29,424

NOTE 15 – SUBSEQUENT EVENTS

Data I/O is implementing a Chief Executive Officer succession plan after Frederick R. Hume, its President and CEO, advised the Board of Directors on March 1, 2012 that he plans to retire on or before the end of the fiscal year on December 31, 2012, or at such time as a suitable successor President and Chief Executive Officer can be identified and appointed by our Board.  Data I/O has retained a search firm to assist in this process.  Frederick R. Hume and Data I/O Corporation entered into a Separation Agreement on March 1, 2012.  To help Data I/O by remaining in his present positions and to assist in the CEO succession search and transition process, the Separation Agreement terms include: a release of claims; Mr. Hume agreeing to a 2 year non-competition and non-solicitation period; termination of his current Amended and Restated Executive Agreement for Data I/O Corporation (“change-in-control” arrangement) and his rights under the employee severance arrangement;  payments totaling $350,000; and vesting in the 2012 incentive amount, under the Management Incentive Compensation Plan (MICP), determined as of his Retirement Date with pro-rata calculations for time employed in 2012.

On January 9, 2012, our board of directors approved a new and expanded 2012 share repurchase program with provisions to buy back up to $6 million dollars of stock.  The program included establishing a Rule 10b5-1 plan under the Exchange Act to provide flexibility to make purchases at any time.  The 10b5-1 trading plan allows us to repurchase our common stock in the open market during periods in which stock trading is otherwise closed for us.  On January 13, 2012, the October 2011 stock repurchase program was terminated and the new expanded program went into effect.  During 2012, approximately 1.5 million shares have been repurchased for approximately $6.0 million.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A._ Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, Data I/O evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at the reasonable assurance level.  Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this assessment we concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

Item 9B._Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the Registrant’s directors is set forth under “Election of Directors” in Data I/O’s Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 10, 2012 and is incorporated herein by reference.  Such Proxy Statement will be filed within 120 days of Data I/O’s year-end.  Information regarding the Registrant’s executive officers is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.”

Code of Ethics

We have adopted an updated Code of Ethics that applies to all directors, officers and employees of Data I/O, including the Chief Executive Officer and Chief Financial Officer.  The key principles of the Code of Ethics are to act legally and with integrity in all work for Data I/O.  The Code of Ethics is posted on the corporate governance page of our website at http://www.dataio.com/Company/InvestorRelations/CorporateGovernance.aspx.  We will post any amendments to our Code of Ethics on our website.  In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Ethics for our executive officers or directors, information concerning such waiver will also be posted on our website.  In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by Nasdaq’s rules.

Item 11.  Executive Compensation

Information called for by Part III, Item 11, is included in Data I/O’s Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 10, 2012 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Executive Compensation.”  Such Proxy Statement will be filed within 120 days of Data I/O’s year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in Data I/O’s Proxy Statement relating to Data I/O’s annual meeting of shareholders to be held on May 10, 2012 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Voting Securities and Principal Holders.”  Such Proxy Statement will be filed within 120 days of Data I/O’s year end.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2011.  See Notes 11 and 12 of “Notes to Consolidated Financial Statements.”

	(a) Number of securities	(b) Weighted-average	(c) Number of securities remaining
	to be issued upon the	exercise price of	available for future issuance under
	exercise of outstanding	outstanding options,	equity compensation plans
	options, warrants and	warrants and rights	(excluding securities reflected in
	rights		column (a))

Equity compensation plans approved by security holders (1) (2)	1,068,389	$4.74	478,828

Equity compensation plans not approved by security holders	-	-	-
Total	1,068,389	$4.74	478,828

(1)     Represents shares of Data I/O’s Common Stock issuable pursuant to our 2000 Stock Incentive Compensation Plan, 1982 Employee Stock Purchase Plan and 1996 Director Fee Plan.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for Data I/O’s 2012 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14._ Principle Accounting Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Principal Accountant’s Fees and Services” in the Proxy Statement relating to Data I/O’s  annual meeting of shareholders to be held on May 10, 2012.  Such Proxy Statement will be filed within 120 days of Data I/O’s year-end.

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

(5)       Amended and Restated Executive Agreements.  See Exhibit 10.9 and 10.10.

(6)       1996 Director Fee Plan.  See Exhibit 10.4.

(7)       Letter Agreement with Frederick R. Hume.  See Exhibit 10.5.

(8)       Amended and Restated 2000 Stock Compensation Incentive Plan.  See Exhibit 10.7 and 10.13.

(9)       Form of Option Agreement.  See Exhibit 10.8.

(10)     Form of Indemnification Agreement.  See Exhibit 10.20.

(11)     Separation Agreement with Frederick R. Hume.  See Exhibit 10.22.

(2)	Index to Financial Statement Schedules:

Schedule II – Consolidated Valuation and Qualifying Accounts

All other schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3)	Index to Exhibits:

	3	Articles of Incorporation:

		3.1	Data I/O’s restated Articles of Incorporation filed November 2, 1987 (Incorporated by reference to Exhibit 3.1 of Data I/O’s 1987 Annual Report on Form 10-K (File No. 0-10394)).

		3.2	Data I/O’s Bylaws as amended and restated as of July 20, 2011 (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed July 26, 2011).

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

	10	Material Contracts:

		10.1	Amended and Restated 1983 Stock Appreciation Rights Plan dated February 3, 1993 (Incorporated by reference to Exhibit 10.23 of Data I/O’s 1992 Annual Report on Form 10-K (File No. 0-10394)).

		10.2	Amended and Restated Management Incentive Compensation Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.25 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.3	Amended and Restated Performance Bonus Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.26 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.4	Amended and Restated Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.32 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).

10.5	Letter Agreement with Frederick R. Hume dated January 29, 1999. (Incorporated by reference to Exhibit 10.35 of Data I/O’s 1999 Annual Report on Form 10-K (File No. 0-10394)).

10.6	Amended and Restated 1982 Employee Stock Purchase Plan dated May 16, 2003 (Incorporated by reference to Data I/O’s 2003 Proxy Statement dated March 31, 2003).

10.7	Amended and Restated 2000 Stock Compensation Incentive Plan dated May 24, 2006 (Incorporated by reference to Data I/O’s 2006 Proxy Statement dated April 6, 2006).

10.8	Form of Option Agreement (Incorporated by reference to Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).

10.9	Amended and Restated Executive Agreement with Frederick R. Hume dated December 31, 2011.

10.10	Amended and Restated Executive Agreement with Joel S. Hatlen dated December 31, 2011.

10.11

Lease, Redmond East Business Campus between Data I/O Corporation and Carr Redmond PLCC dated February 28, 2006 (Incorporated by reference to Data I/O’s 2005 Annual Report on Form 10K (File No. 0-10394)).

10.12

Second Amendment to Lease, (Redmond East) between Data I/O Corporation and Arden Realty Limited Partnership, made as of January 31, 2011. (Incorporated by reference to Data I/O’s 2010 Annual Report on Form 10K (File No. 0-10394)).

10.13	Amended and Restated 2000 Stock Compensation Incentive Plan approved May 17, 2011 (Incorporated by reference to Data I/O’s 2011 Proxy Statement dated March 31, 2011).

10.14	Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.29 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.15	Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 25, 2008)).

10.16	First Amendment to the Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 25, 2008).

10.17	Orchard Trust Company Defined Contribution Prototype Plan and Trust (Incorporated by reference to Data I/O’s 2007 Annual Report on Form 10K (File No. 0-10394)).

	10.18	Orchard Trust Company Non-standardized 401(k) Plan (Incorporated by reference to Data I/O’s 2007 Annual Report on Form 10K (File No. 0-10394)).

10.19

Orchard Trust Company Defined Contribution Prototype Plan and Trust Amendment for Pension Protection Act and Heart Act. (Incorporated by reference to Data I/O’s 2009 Annual Report on Form 10K (File No. 0-10394)).

	10.20	Form of Indemnification Agreement. (Incorporated by reference to Data I/O’s 2010 Annual Report on Form 10K (File No. 0-10394)).

	10.21	Asset Purchase Agreement dated April 29, 2011, with the Miller Trust, for acquisition of Software Technology (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed May 3, 2011).*

	10.22	Separation Agreement with Frederick R. Hume dated March 1, 2012 (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 2, 2012).

	21.1	Subsidiaries of the Registrant

	23.1	Consent of Independent Registered Public Accounting Firm

31	Certification – Section 302:

	31.1	Chief Executive Officer Certification
	31.2	Chief Financial Officer Certification

32	Certification – Section 906:

	32.1	Chief Executive Officer Certification
	32.2	Chief Financial Officer Certification

101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T

*Portions of this exhibit have been omitted based on confidential treatment granted by the SEC. The omitted portions of these exhibits have been filed separately with the SEC.  Schedules to the Asset Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant undertakes to furnish on a supplemental basis a copy of any omitted schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                  DATA I/O CORPORATION

                                                                                                                                                              (REGISTRANT)

DATED:   March 27, 2012                                                                                                         By: /s/Frederick R. Hume

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

NAME & DATE	TITLE

By: /s/Frederick R. Hume________ __March 27, 2012 Frederick R. Hume	President and Chief Executive Officer (Principal Executive Officer), Director

By: /s/Joel S. Hatlen____________ __March 27, 2012 Joel S. Hatlen	Chief Financial Officer Vice President of Finances Secretary, Treasurer (Principal Financial and Accounting Officer)

By: /s/Paul A. Gary____________ ___March 27, 2012	Director
Paul A. Gary

By: /s/Steven M. Quist__________ __ March 27, 2012	Director
Steven M. Quist

By: /s/William R. Walker_______ ___ March 27, 2012	Director
William R. Walker

By: /s/Douglas W. Brown_______ ___March 27, 2012	Director
Douglas W. Brown

By: /s/Kenneth B. Myer_______ ___ March 27, 2012	Director
Kenneth B. Myer

DATA I/O CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Deductions-Describe		Balance at End of Period
(in thousands)
Year Ended December 31, 2010:
Allowance for bad debts	$171	$41	($74)	(1)	$138

Year Ended December 31, 2011:
Allowance for bad debts	$138	($27)	$4	(1)	$115

(1)	Uncollectable accounts written off, net of recoveries

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

Exhibit 23.1

Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

We have issued our report dated March 27, 2012, with respect to the consolidated financial statements and schedule included in the Annual Report of Data I/O Corporation on Form 10‑K for the year ended December 31, 2011.  We hereby consent to the incorporation by reference of said report in the Registration Statements of Data I/O Corporation on Form S‑8 (File Nos. 002-76164, 002-86785, 002-98115, 002-78394, 33-95608, 33-66824, 33-42010, 33-26472, 33-54422, 333-20657, 333-55911, 33-02254, 33-03958, 333-107543, 333-81986, 333-48595, 333-121861,  333-151006, 333-166730 and 333-175840) and on Form S-3 (File No. 333-121566).

/s/Grant Thornton LLP

Seattle, Washington
March 27, 2012

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

Date: March 27, 2012

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

Date: March 27, 2012

 /s/ Joel S. Hatlen

Joel S.  Hatlen

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

§ 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the “Company”) on Form 10-K for the period ended December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: March 27, 2012

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the “Company”) on Form 10-K for the period ended December 31, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)                                   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                                   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Joel S. Hatlen

Joel S.  Hatlen

Chief Financial Officer

(Principal Financial Officer)

                               Date: March 27, 2012

Exhibit 10.9

AMENDED AND RESTATED

EXECUTIVE AGREEMENT

FOR

DATA I/O CORPORATION

               This Amended and Restated Agreement (the “Agreement”) is entered into this 31 day of December, 2011, by and between DATA I/O CORPORATION ("the Company") and Frederick R. Hume ("Executive").  Executive is an at-will employee of the Company.  The Agreement was originally entered into March 22, 2007 and was amended and restated to reflect revisions required by the provisions of Section 409A of the Internal Revenue Code, in addition to other amendments effective December 31, 2008. The Agreement term is being extended effective December 31, 2011.  The parties wish to provide Executive with severance benefits if Executive's employment is terminated in connection with a change in control in the Company and other payments in connection with a change of control.  At the time of the execution of the original agreement, the Executive entered into the Company's form of Confidentiality and Non-Competition Agreement for executive officers.

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

               (d)  Each of the following shall constitute a "Control Event":

                      (1)   the acquisition of Common Stock of the Company (the "Common Stock") by any "Person" (as such term is defined in Section 1.21 of the Rights Agreement dated as of April 4, 1998 between the Corporation and Chase Mellon Shareholder Services L.L.C. and with Amendment No.1 dated as of February 10, 1999 and Amendment No. dated as of April 3, 2008 (the "Rights Plan"), together with all Affiliates and Associates (as such terms are defined in Section 1.5 of the Rights Plan) of such Person, such that such Person becomes, after the date of this Agreement, the Beneficial Owner (as defined in the Rights Plan) of a majority of the shares of Common Stock then outstanding, but shall not include the Company, any subsidiary of the Company, any employee benefit plan of the Company or of any subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such employee benefit plan; or

                      (2)   the approval by the Company's shareholders (or, if later, approval by the shareholders of any Person) of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than fifty percent (50%) of the outstanding shares of Common Stock into securities of any Person, or cash, or property, or a combination of any of the foregoing; and

               (e)   Each of the following shall constitute "Good Reason", provided that it occurs during the Window, and provided further that Executive must provide notice to the Company within sixty (60) days of the existence of such condition and the Company will have thirty (30) days from receipt of such notice to remedy the condition.  If the condition is not remedied within such 30 day period, the following conditions will constitute “Good Reason”:

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

               2.  Confidentiality and Non‑Competition Agreement.  In consideration of the obligations undertaken by the Company pursuant to this Agreement, contemporaneously with the execution of this Agreement, Executive and the Company have entered into the form of Confidentiality and Non-Competition Agreement attached hereto as Exhibit A and each agreement shall be effective only if both agreements have been executed.

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

               To the Company:         6464 185th Avenue N.E., Suite 101

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

DATA I/O CORPORATION                                     EXECUTIVE:

By: /s/Joel S. Hatlen___________                         Signature: /s/Frederick R. Hume_________

Name: Joel Hatlen                                                       Name: Frederick R. Hume

Its: Vice President / CFO

Exhibit A

                                          CONFIDENTIALITY AND NON‑COMPETITION AGREEMENT

                                                                                   FOR

                                                                   DATA I/O CORPORATION

           This Agreement is entered into effective this 31st day of December 2011, by and between DATA I/O CORPORATION ("the Company") and Frederick R. Hume ("Executive").  Executive is an at-will employee of the Company.  In consideration of entering into an agreement to provide Executive with severance benefits if Executive's employment is terminated in connection with a change in control in the Company, Executive promises, on the terms set forth herein, at all times to protect the Company's proprietary information and to not compete with the Company following termination of Executive's employment in connection with a change in control.

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

           To the Company:     6464 185th Avenue N.E., Suite 101

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

DATA I/O CORPORATION                           EXECUTIVE:

By: /s/Joel S. Hatlen________________       Signature: /s/Frederick R. Hume______________

   Its: Vice President / CFO                          Name, printed: Frederick R. Hume

Exhibit 10.10

AMENDED AND RESTATED

EXECUTIVE AGREEMENT

FOR

DATA I/O CORPORATION

               This Amended and Restated Agreement (the “Agreement”) is entered into this 31 day of December, 2011, by and between DATA I/O CORPORATION ("the Company") and Joel S. Hatlen ("Executive").  Executive is an at-will employee of the Company.  The Agreement was originally entered into March 22, 2007 and was amended and restated to reflect revisions required by the provisions of Section 409A of the Internal Revenue Code, in addition to other amendments effective December 31, 2008. The Agreement term is being extended effective December 31, 2011.  The parties wish to provide Executive with severance benefits if Executive's employment is terminated in connection with a change in control in the Company and other payments in connection with a change of control.  At the time of the execution of the original agreement, the Executive entered into the Company's form of Confidentiality and Non-Competition Agreement for executive officers.

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

               (d)  Each of the following shall constitute a "Control Event":

                      (1)   the acquisition of Common Stock of the Company (the "Common Stock") by any "Person" (as such term is defined in Section 1.21 of the Rights Agreement dated as of April 4, 1998 between the Corporation and Chase Mellon

Shareholder Services L.L.C. and with Amendment No.1 dated as of February 10, 1999 and Amendment No. dated as of April 3, 2008 (the "Rights Plan"), together with all Affiliates and Associates (as such terms are defined in Section 1.5 of the Rights Plan) of such Person, such that such Person becomes, after the date of this Agreement, the Beneficial Owner (as defined in the Rights Plan) of a majority of the shares of Common Stock then outstanding, but shall not include the Company, any subsidiary of the Company, any employee benefit plan of the Company or of any subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such employee benefit plan; or

                      (2)   the approval by the Company's shareholders (or, if later, approval by the shareholders of any Person) of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than fifty percent (50%) of the outstanding shares of Common Stock into securities of any Person, or cash, or property, or a combination of any of the foregoing; and

               (e)   Each of the following shall constitute "Good Reason", provided that it occurs during the Window, and provided further that Executive must provide notice to the Company within sixty (60) days of the existence of such condition and the Company will have thirty (30) days from receipt of such notice to remedy the condition.  If the condition is not remedied within such 30 day period, the following conditions will constitute “Good Reason”:

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

               2.  Confidentiality and Non‑Competition Agreement.  In consideration of the obligations undertaken by the Company pursuant to this Agreement, contemporaneously with the execution of this Agreement, Executive and the Company have entered into the form of Confidentiality and Non-Competition Agreement attached hereto as Exhibit A and each agreement shall be effective only if both agreements have been executed.

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

               To the Company:         6464 185 th Avenue N.E., Suite 101

                                                       Redmond, Washington  98052

                                                       Attention: General Counsel or Corporate Secretary

               To Executive:                Joel S. Hatlen

                                                       3011 197 th Avenue SE

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

DATA I/O CORPORATION                                     EXECUTIVE:

By: /s/Frederick R. Hume____________                              Signature: /s/Joel S. Hatlen_________________

Name: Frederick R. Hume                                                          Name: Joel S. Hatlen

Its: President / CEO

Exhibit A

                                          CONFIDENTIALITY AND NON‑COMPETITION AGREEMENT

                                                                                   FOR

                                                                   DATA I/O CORPORATION

           This Agreement is entered into effective this 31st day of December 2011, by and between DATA I/O CORPORATION ("the Company") and Joel S. Hatlen ("Executive").  Executive is an at-will employee of the Company.  In consideration of entering into an agreement to provide Executive with severance benefits if Executive's employment is terminated in connection with a change in control in the Company, Executive promises, on the terms set forth herein, at all times to protect the Company's proprietary information and to not compete with the Company following termination of Executive's employment in connection with a change in control.

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

           To the Company:     6464 185th Avenue N.E., Suite 101

                                         Redmond, Washington  98052

Attention: General Counsel and Corporate Secretary

           To Executive:          3011 197th Avenue S.E.

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

DATA I/O CORPORATION                           EXECUTIVE:

By: /s/Frederick R. Hume____________       Signature: /s/Joel S. Hatlen_________________

   Its: President / CEO                                 Name, printed: Joel S. Hatlen