Form 10-Q
period 2012-03-31
DATA I/O CORP
filed 2012-05-14
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer __  Accelerated filer __  Non-accelerated filer __  Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  __ No X

Shares of Common Stock, no par value, outstanding as of May 8, 2012:

7,729,415

PART I - FINANCIAL INFORMATION

Item 1.                        Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	March 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,284	$18,120
Trade accounts receivable, net of allowance for doubtful accounts of $60 and $115	1,912	4,351
Inventories	4,487	3,964
Other current assets	370	543
TOTAL CURRENT ASSETS	19,053	26,978

Property, plant and equipment – net	1,433	1,489
Intangible software technology – net	2,682	2,793
Other assets	86	85
TOTAL ASSETS	$23,254	$31,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$844	$1,122
Accrued compensation	1,238	1,255
Deferred revenue	1,208	1,464
Other accrued liabilities	636	710
Income taxes payable	81	72
TOTAL CURRENT LIABILITIES	4,007	4,623

Long-term other payables	234	253

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 7,729,415 and 9,207,730 shares	17,532	23,414
Accumulated earnings	286	1,963
Accumulated other comprehensive income	1,195	1,092
TOTAL STOCKHOLDERS’ EQUITY	19,013	26,469
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,254	$31,345

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Net Sales	$3,679	$7,043
Cost of goods sold	1,737	2,879
Gross margin	1,942	4,164
Operating expenses:
Research and development	1,392	1,352
Selling, general and administrative	2,250	2,172
Total operating expenses	3,642	3,524
Operating income(loss)	(1,700)	640
Non-operating income (expense):
Interest income	33	13
Foreign currency transaction gain (loss)	9	(35)
Total non-operating income (expense)	42	(22)
Income(loss) before income taxes	(1,658)	618
Income tax (expense) benefit	(19)	(86)
Net income(loss)	($1,677)	$532

Basic earnings per share	($0.19)	$0.06
Diluted earnings per share	($0.19)	$0.06
Weighted-average basic shares	8,765	9,031
Weighted-average diluted shares	8,765	9,234

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

Net Income (loss)	($1,677)	$532
Other comprehensive income:
Foreign currency translation gain	103	200
Comprehensive income (loss)	($1,574)	$732

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($1,677)	$532
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	316	201
Equipment transferred to cost of goods sold	4	22
Share-based compensation	131	87
Net change in:
Trade accounts receivable	2,486	(407)
Inventories	(510)	56
Other current assets	178	140
Accounts payable and accrued liabilities	(376)	(573)
Deferred revenue	(293)	(69)
Other long-term liabilities	-	125
Deposits and other long-term assets	-	58
Net cash provided by operating activities	259	172

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(153)	(152)
Cash provided by (used) in investing activities	(153)	(152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13	11
Repurchase of common stock	(6,026)	-
Payment of capital lease obligation	-	(35)
Cash provided by (used) in financing activities	(6,013)	(24)
Increase (decrease) in cash and cash equivalents	(5,907)	(4)

Effects of exchange rate changes on cash	71	86
Cash and cash equivalents at beginning of period	18,120	18,942
Cash and cash equivalents at end of period	$12,284	$19,024

See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of March 31, 2012 and March 31, 2011 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.   These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2011.

Revenue Recognition

Data I/O recognizes revenue at the time products are shipped.  We have determined that our programming equipment has reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be considered a separate element.  These systems are standard products with published product specifications and are configurable with standard options.  The evidence that these systems could be deemed as accepted was based upon having standardized factory production of the units, results from batteries of tests of product performance to our published specifications, quality inspections and installation standardization, as well as past product operation validation with the customer and the history provided by our installed base of products upon which the current versions were based.

The amount of revenue recognized is affected by our judgments as to the collectability of the transaction or whether an arrangement includes multiple elements and if so, whether specific objective evidence of selling price exists for those elements.  Allocation between multiple elements is done based on objective evidence of selling price based on a selling price hierarchy, including discounts.

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

We record revenue from the sale of service and update contracts as deferred revenue and we recognize it on a straight-line basis over the contractual period, which is typically one year.  We establish a reserve for sales returns based on historical trends in product returns and estimates for new items.  We have a stated return policy that customers can return standard products for any reason within 30 days after delivery, provided that the returned product is received in its original condition, including all packaging materials, for a refund of the price paid less a restocking charge of 30% of the total amount invoiced for the product returned, unless such restocking charge is waived by us.  We recognize revenue when the price is fixed or determinable, the buyer has paid or is obligated to pay and the obligation is not contingent on resale of the product, the buyer’s obligation would not be changed in the event of theft, physical destruction or damage to the product, the buyer acquiring the product for resale has economic substance apart from Data I/O and we do not have significant obligations for future performance to directly bring about the resale of the product by the buyer.

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

Stock-Based Compensation Expense

Data I/O measures and recognizes compensation expense as required for all share-based payment awards, including employee stock options and restricted stock awards, based on estimated fair values on the grant dates. Total share-based compensation for the three months ended March 31, 2012 and March 31, 2011 were $131,000 and $87,000 respectively.

Income Tax

Historically when accounting for uncertainty in income taxes, Data I/O has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months ended March 31, 2012.  However, the Company has adopted a policy whereby amounts related to interest and penalties associated with tax matters are classified as general and administrative expense when incurred.

Data I/O has incurred net operating losses in certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses and credit carrforwards, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future. There was $115,000  of unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of March 31, 2012.

Tax years that remain open for examination include 2008, 2009, 2010 and 2011 in the United States of America. In addition, tax years from 2000 to 2007 may be subject to examination in the event that the Company utilizes the net operating losses and credit carryforwards from those years in its current or future year tax returns.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Reporting Standards (“ASU No. 2011-04”)  which amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment s effective for us at the beginning of January 2012, with early adoption prohibited. The adoption of this amendment did not materially affect our financial statements.

NOTE 2 – INVENTORIES, NET

Net inventories consisted of the following components:
	March 31, 2012	December 31, 2011
(in thousands)
Raw material	$2,485	$2,498
Work-in-process	1,475	985
Finished goods	527	481
Inventories, net	$4,487	$3,964

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following components:

	March 31, 2012	December 31, 2011
(in thousands)
Leasehold improvements	$479	$479
Equipment	7,661	7,515
	8,140	7,994
Less accumulated depreciation	6,707	6,505
Property and equipment, net	$1,433	$1,489

NOTE 4 – INTANGIBLE SOFTWARE TECHNOLOGY, NET

On April 29, 2011, Data I/O purchased software technology for $2 million in cash and issuance of 163,934 shares of Data I/O common stock, valued at $1 million on the date of purchase.  Acquisition costs of $89,000 were capitalized as part of the transaction.  The transaction was accounted for as an asset purchase.

For a period of five years Data I/O will pay the seller royalties of 4% of directly associated revenues relating to this acquired software technology.  We will expense the royalty payments when they are incurred as we could not reasonably estimate the future royalty payment amount at the time of acquisition.  For the first three years, Data I/O will pay an additional royalty of 2.5% of directly associated revenues relating to this acquired software technology to the original developer of the technology.  No royalty expense was recognized for the first quarter ended March 31, 2012.

The following is a summary of the Company’s intangible software technology:
	March 31, 2012	December 31, 2011
(in thousands)
Intangible software technology	$3,089	$3,089
Less accumulated amortization	407	296
Intangible software technology, net	$2,682	$2,793

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	March 31, 2012	December 31, 2011
(in thousands)
Product warranty	$354	$396
Sales return reserve	70	81
Other taxes	92	100
Other	120	133
Other accrued liabilities	$636	$710

The changes in Data I/O's product warranty liability are as follows:
	March 31, 2012
(in thousands)
Liability, beginning balance	$396
Net expenses	188
Warranty claims	(188)
Accrual revisions	(42)
Liability, ending balance	$354

NOTE 6–OPERATING LEASE COMMITMENTS

Data I/O has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2012 (remaining)	$864
2013	979
2014	854
2015	802
2016	505
Thereafter	-
Total	$4,004

NOTE 7 –OTHER COMMITMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At March 31, 2012, the purchase and other obligations totaled $1,120,000 of which all but $7,000 are 2012 commitments.

NOTE 8 – CONTINGENCIES

As of March 31, 2012, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Indemnification Arrangements:  We may, from time to time in the ordinary course of our business enter into contractual arrangements with third parties that include indemnification obligations.  Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities.  These arrangements include indemnities in favor of customers in the event that our programming system products infringe a third party's intellectual property and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause.  In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents.  These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made.  The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite.  We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both.  However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable.  We have not had any requests for indemnification under these arrangements.  Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements.  We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of March 31, 2012.

NOTE 9 – EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2012	March 31, 2011
(in thousands except per share data)
Numerator for basic and diluted earnings per share:
Net income (loss)	($1,677)	$532

Denominator for basic earnings per share-
weighted-average shares	8,765	9,031
Employee stock options and awards	-	203

Denominator for diluted earnings per share-
adjusted weighted-average shares and assumed conversions of stock options	8,765	9,234

Basic and diluted earnings per share:
Total basic earnings per share	($0.19)	$0.06
Total diluted earnings per share	($0.19)	$0.06

The computation for the three months ended March 31, 2012 and March 31, 2011 excludes 682,981 and 147,555 options, respectively, to purchase common stock as their effect is anti-dilutive.

NOTE 10– SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.  The impact on our results of operations of recording share-based compensation for the period ended March 31, 2012 and 2011 was as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
(in thousands)
Cost of goods sold	$12	$9
Research and development	26	8
Selling, general and administrative	93	70
Total share-based compensation	$131	$87

Impact on net income per share:
Basic and diluted	($0.01)	($0.01)

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model.  The following weighted average assumptions were used to calculate the fair value of stock options granted during the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31, 2012	March 31, 2011

Risk-free interest rates	0.70%	1.42%
Volatility factors	0.52	0.56
Expected life of the option in years	4.00	4.00
Expected dividend yield	None	None

Option grants during the three months ended March 31, 2012 were 15,000.

At March 31, 2012, there remained approximately $1,072,956 of unamortized expected future compensation expense associated with unvested option grants and restricted stock awards, with a remaining weighted average amortization period of 2.47 years.

NOTE 11– SHARE REPURCHASE PROGRAMS

On October 20, 2011, we announced a stock repurchase program to buy back up to $1 million dollars of stock over four quarters.  Through December 31, 2011, Data I/O repurchased 62,916 shares of stock at an average price of $3.97 for a total repurchase amount of $249,986 plus $2,551 in commissions.  For the quarter ended March 31, 2012 an additional 10,581 shares were repurchased under this plan at an average price of $3.90 for a total repurchase amount of $41,274 plus $432 in commissions.  Since this program began, we have repurchased 73,497 shares of stock at an average price of $3.96 for a total of $291,260 plus $2,983 in commissions.  On January 13, 2012, this stock repurchase program was terminated.

On January 9, 2012, our board of directors approved a new and expanded 2012 share repurchase program with provisions to buy back up to $6 million dollars of stock.  The program included establishing a Rule 10b5-1 plan under the Exchange Act to provide flexibility to make purchases at any time.  The 10b5-1 trading plan allows us to repurchase our common stock in the open market during periods in which stock trading is otherwise closed for us.  For the quarter ended March 31, 2012, 1,472,208 shares of stock have been repurchased at an average price of $4.03 for a total of $5,927,937 plus $56,938 in commissions.

The following is a summary of share repurchase activity under both plans through March 31, 2012:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program

$1 million progam dated October 20, 2011:
November 2011	32,068	$3.88	32,068	$874,328
December 2011	30,848	$4.07	30,848	$747,463
January 2012	10,581	$3.90	10,581	$0	(1)

$6 million program dated January 9, 2012:
January 2012	171,832	$4.18	171,832	$5,274,294
February 2012	243,862	$4.25	243,862	$4,228,920
March 2012	1,056,514	$3.95	1,056,514	$0	(2)
Total	1,545,705	$4.02	1,545,705

(1) Program terminated January 13, 2012
(2) Program terminated March 26, 2012

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking  Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements herein regarding industry prospects or trends; expected revenues; expected level of expense; future results of operations, restructuring implications; breakeven point, or financial position; changes in gross margin; economic conditions and capital spending outlook; market acceptance of our newly introduced or upgraded products; the impact and integration of acquisitions; development, introduction and shipment of new products; and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although Data I/O believes that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  Data I/O is under no duty to update any of these forward-looking statements after the date of this report.  The reader should not place undue reliance on these forward-looking statements.  The discussions above and in the section in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in the Company’s Annual report on Form 10-K for the year ended December 31, 2011 describe some, but not all, of the factors that could cause these differences.

OVERVIEW

Starting during the second half of 2011 and continuing during the first quarter of 2012, we experienced a decrease in customer demand.  The Company believes the decline in orders and revenue is due primarily to reduced capital spending resulting from economic uncertainty related to the European sovereign debt and to a downturn in Asia-based electronics manufacturing.  We continued to focus on our primary goal of profitably managing the business, while developing, launching and enhancing products to drive revenue and earnings growth.  Our challenge continues to be operating in a cyclical and rapidly evolving industry environment.  We are continuing our efforts to balance business geography shifts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.

We continue to focus on extending the capabilities and support for our FlashCORE architecture, and the RoadRunner, FLX, PS and FlashPAK product lines.  Our applications innovation strategy provides complete solutions to target customer’s business problems.  These solutions generally have a larger software element, may involve third-party components, and in many cases will be developed or customized to address the specific requirements of individual customers.  We believe by adding these features to our strategic product platforms, we will continue to set ourselves apart from other product suppliers and elevate our relationships with our customers to a partner level.  Our acquisition of software technology in April of 2011, which we now call Azido, was considered a foundational technology for Data I/O, as we use the software in the development of our programming technology to combine with other solutions and for potential commercialization as a tool itself.  During the quarter, we launched the FLXHD an automated duplication system for e-MMC flash memories.

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

Data I/O believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition: Data I/O recognizes revenue at the time products are shipped.  We have determined that our programming equipment has reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be considered a separate element.  These systems are standard products with published product specifications and are configurable with standard options.  The evidence that these systems could be deemed as accepted was based upon having standardized factory production of the units, results from batteries of tests of product performance to our published specifications, quality inspections and installation standardization, as well as past product operation validation with the customer and the history provided by our installed base of products upon which the current versions were based.

The amount of revenue recognized is affected by our judgments as to the collectability of the transaction or whether an arrangement includes multiple elements and if so, whether specific objective evidence of selling price exists for those elements.  Allocation between multiple elements is done based on objective evidence of selling price based on a selling price hierarchy, including discounts.

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

Results of Operations

Net Sales

	Three Months Ended
Net sales by product line	March 31, 2012	Change	March 31, 2011
(in thousands)
Automated programming systems	$2,030	(57.5%)	$4,782
Non-automated programming systems	1,649	(27.1%)	2,261
Total programming systems	$3,679	(47.8%)	$7,043

Net sales by location	March 31, 2012	Change	March 31, 2011
(in thousands)
United States	$470	(11.2%)	$529
% of total	12.8%		7.5%

International	$3,209	(50.7%)	$6,514
% of total	87.2%		92.5%

Revenues for the first quarter of 2012 were $3.7 million, down 48% compared to $7.0 million in the first quarter of 2011, and down 35% sequentially compared to $5.7 million in the fourth quarter of 2011.  All regions had a decline in revenue, with Americas down 19%, Europe down 61%, and Asia down 45% compared to the first quarter of 2011.  On a product line basis, the sales decrease was primarily in Data I/O’s automated PS family, which were down 73% year-over-year, while non-automated systems were down 43% compared to the first quarter of 2011.

Orders decreased 30% to $4.2 million in the first quarter of 2012 compared to $6.1 million in the same period in 2011.  The variation in sales percentages versus order percentages relates to the change in backlog and deferred revenues. Starting during the second half of 2011 and continuing during the first quarter of 2012, we experienced a decrease in customer demand.  The Company believes the decline in orders and revenue is due primarily to reduced capital spending resulting from economic uncertainty related to the European sovereign debt and to a downturn in Asia-based electronics manufacturing.  In the first quarter of 2012, a number of customers either delayed placing their orders or scheduled their delivery dates into the second quarter.  Backlog at the end of the first quarter was $1.6 million, up from $0.8 million at the start of the quarter, and from $0.9 million on March 31, 2011.  Deferred revenue at the end of the quarter was $1.2 million, down from $1.5 million at the start of the quarter and from $1.6 million on March 31, 2011.

Gross Margin

	Three Months Ended
	March 31, 2012	Change	March 31, 2011
(in thousands)
Gross margin	$1,942	(53.4%)	$4,164
Percentage of net sales	52.8%		59.1%

Gross margin as a percentage of sales in the first quarter of 2012 was 52.8%, compared with 59.1% in the first quarter of 2011 and 54.5% in the fourth quarter of 2011.  This gross margin percentage decrease compared to the first quarter of 2011 and fourth quarter of 2011 was primarily due to the impact of decreased sales volume relative to fixed operating costs.  Partially offsetting the gross margin decrease were factory variances that were $100,000 lower and labor and overhead costs that were $225,000 lower than in the first quarter of 2011, with the labor and overhead change being due primarily to increases in inventories.   Additionally, service costs for the first quarter of 2012 increased $98,000 from the first quarter of 2011 due to higher personnel costs, but were the same as in the fourth quarter of 2011.

Research and Development

	Three Months Ended
	March 31, 2012	Change	March 31, 2011
(in thousands)
Research and development	$1,392	3.0%	$1,352
Percentage of net sales	37.8%		19.2%

Research and development (“R&D”) spending in the first quarter of 2012 increased by $40,000 compared to the same period in 2011 due to the expenses related to the Azido initiative resulting from our software technology acquisition in April of 2011.  The increase was offset in part by a reduction in consultants and contractors expenses of $105,000.  During the quarter, we completed the development of a new product, the FLXHD, an automated duplication system targeted for users of e-MMC flash memory.

Selling, General and Administrative

	Three Months Ended
	March 31, 2012	Change	March 31, 2011
(in thousands)
Selling, general & administrative	$2,250	3.6%	$2,172
Percentage of net sales	61.2%		30.8%

Selling, general and administrative (“SG&A”) expenses increased approximately $78,000 for the first quarter of 2012 compared to the first quarter of 2011.  Excluding non-recurring CEO search firm and separation pay expense of $425,000, SG&A decreased by $347,000 primarily due to lower incentive compensation by $134,000 and lower sales commissions by $80,000 related to sales volume, as well as a reduction in the provision for bad debts of $80,000 and less costs from consultants and contractors of $84,000.  Seasonally, the first quarter SG &A expense tends to be higher due to audit, NASDAQ and other public company related expense.

Interest

	Three Months Ended
	March 31, 2012	Change	March 31, 2011
(in thousands)
Interest income	$33	153.8%	$13

Interest income for the first quarter of 2012 increased compared to the same period in 2011 due to higher invested balances in foreign accounts.

Income Taxes

	Three Months Ended
	March 31, 2012	Change	March 31, 2011
(in thousands)
Income tax (expense) benefit	($19)	(77.9%)	($86)

Income tax expense recorded for the first quarter of 2012 and 2011 resulted from foreign taxes on income in our foreign subsidiaries.  The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  Data I/O has a valuation allowance of $9.4 million as of March 31, 2012.  Our deferred tax assets and valuation allowance have been reduced by approximately $115,000 associated with the requirements of accounting for uncertain tax positions as of March 31, 2012.  Given the uncertainty created by our past loss history and the cyclical nature of the industry in which we operate, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Financial Condition

Liquidity and Capital Resources

	March 31, 2012	Change	December 31, 2011
(in thousands)
Working capital	$15,046	($7,309)	$22,355

Our cash and cash equivalents decreased by approximately $5.8 million during the first quarter of 2012, primarily due to funds used in our share repurchase programs of $6 million.  Accounts receivable decreased to $1.9 million from $4.4 million, due to the lower sales volume.  Inventories increased to $4.5 million at the end of the first quarter compared to $4.0 million at December 31, 2011 due to purchases and work in process made in anticipation of a higher level of sales for the quarter.

We expect that we will continue to make capital expenditures to support our business.  Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, we have required substantial working capital to fund our operations.  Over the last few years, we restructured our operations to lower our costs and operating expenditures in some geographic regions, while investing in other regions, and to lower the level of revenue required for our net income breakeven point, to preserve our cash position and to focus on profitable operations.  We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  Approximately $9 million of our cash is located in foreign subsidiary accounts and, although we have no current repatriation plans, there may be tax and other impediments to repatriating the cash to the United States.  Our working capital may be used to fund growth initiatives including acquisition, which could reduce our liquidity.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

Share  Repurchase Programs

The $1 million dollar share repurchase plan announced in October of 2011 resulted in $42,000 of stock buybacks during the first quarter.  This program was cancelled in January 2012, after the new expanded $6 million dollar repurchase program announced in

January 2012 went into effect.  Share repurchases for $6 million were made during the quarter, completing this program.  These programs were made under 10b5-1 plans that allowed purchases to take place at any time.  Shares outstanding as of March 31, 2012 were 7.7 million and reflect completion of the share repurchase programs.  See accompanying consolidated financial statements Note 11,  “Share Repurchase Programs”.

OFF-Balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 6, “Operating Lease Commitments” and Note 7, “Other Commitments”, Data I/O had no off-balance sheet arrangements.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement  (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Reporting Standards (“ASU No. 2011-04”)  which amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment is effective for us at the beginning of January 2012, with early adoption prohibited. The adoption of this amendment did not materially affect our financial statements.

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

As of March 31, 2012, Data I/O was not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

Item 1A.             Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There are no material changes to the Risk Factors described in our Annual Report.

Item 2.            Unregistered Sales of Equity Securities, Use of Proceeds

                                None

Item 3.            Defaults Upon Senior Securities

                                None

Item 4.            Mine Safety Disclosures

                                Not Applicable

Item 5.            Other Information

                                None

Item 6.            Exhibits

(a)     Exhibits

10         Material Contracts:

10.21    Asset Purchase Agreement dated April 29, 2011, with the Miller Trust, for acquisition of Software Technology.  (This exhibit includes the redacted portions of the original exhibit 2.1 omitted in the Form 8-K filed on May 5, 2011 based on an application for, and later grant of, confidential treatment from the SEC.)

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

DATED:   May 14, 2012

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

DATED:   May 14, 2012

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

DATED:   May 14, 2012

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 14, 2012

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)                       The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and

(2)                       The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

May 14, 2012

Exhibit 10.21

Asset Purchase Agreement dated April 29, 2011

ASSET PURCHASE AGREEMENT

This ASSET PURCHASE AGREEMENT (“Agreement”) is entered into as of April 29, 2011, by and among Data I/O Corporation (“Data I/O” or the “Buyer”) a Washington corporation, and The Miller Trust, dated March 31, 1987, Gary F. Miller and Farrelyn B. Miller, Trustees, a California trust (the “Seller”).

RECITALS

A.        Seller owns the Viva Technology, as described below.

B.         Buyer desires to purchase, and Seller desires to sell all of the Viva Technology.

NOW THEREFORE, the parties agree as follows:

AGREEMENT

1.         Sale and Purchase of Viva Technology.

1.1       Transfer of Viva Technology.  Subject to the terms and conditions of this Agreement, at the closing referred to in Section 3 (the “Closing”), Seller shall sell, assign, grant and transfer to Buyer, and Buyer shall purchase and accept from Seller, the following assets (the “Viva Technology”) listed on Schedule 1.1 attached hereto:

(a)        All software and related documentation for the software tool and products currently known as VIVA as described in Schedule 1.1(a) (the “Viva Software); and

(b)        all research, development, design or development plans, trade secrets, copyrights, patents and registrations and applications for such patents and copyrights, know‑how, inventions, and designs, and other technical information related to the Viva Software as described in Schedule 1.1(b), together with the right to sue for past infringement thereof; (collectively, the “Viva Intellectual Property”).

1.2       Third Party Technology.  The Viva Technology shall not include any third party technology (“Third Party Technology”) except as described in Schedule 1.2 attached hereto.

1.3       No Liabilities Assumed.  Buyer shall not assume any liabilities of Seller including, without limitation, all accounts payable, litigation, debt and taxes relating to the Viva Technology that are attributable to periods prior to or on the Closing Date.

1.4       Retained License.

(a)        Seller will retain a non-exclusive, non-sublicensable, non-transferable, worldwide, perpetual,  right and license (the “Retained License”) to make, have made, use, copy, support, and modify the Viva Software as it exist on the Closing Date solely for the purpose of Seller developing new Viva Software applications and libraries (“Application and Libraries”)  to be integrated  with Seller’s Hardware Products (collectively the Applications and Libraries when integrated into Seller’s Hardware Products are referred to as the “Seller’s Products”).  Seller’s Hardware Products means designed and specifically manufactured by or on behalf of Seller, represented physically or electronically by schematics, mechanical drawings, circuit board designs, wiring diagrams, bills of material, manufacturing documentation, or other related documentation defining a system to be constructed from physical electronics components.

(b)        Seller will not be authorized to license, distribute or otherwise provide (i) the source code for the Viva Software or the source code for the Applications and Libraries to any other party or (ii) the object code for the Viva Software or the object code for the Applications and Libraries to any other party separate from the Seller’s Hardware Products. If Seller proposes to sell or distribute any Applications and Libraries separate from Seller’s Hardware Products, Buyer will for a sixty (60) day period have a right of first refusal to sell or distribute such Applications and Libraries after written notice from Seller.  Royalties would apply to the portion of Buyer revenue directly attributable and allocable to the Applications and Libraries.  If Buyer does not notify Seller in writing within such sixty (60) day period of its intent to sell or distribute such Applications and Libraries, then Seller shall be authorized to sell and distribute such Applications and Libraries separate from Seller’s Hardware Products, subject to the remaining terms of the Retained License.

(c)        Seller will own all right, title and interest, including all intellectual property rights, in and to any improvements, modifications or derivative works of the Viva Software that are created after the Closing Date under the Retained License by Seller or on its behalf.

2.         Purchase Price; Allocation of Purchase Price.

2.1.      Purchase Price.  Buyer will pay Seller a purchase price of $3,000,000, plus Royalties as described below, for the Viva Technology (the "Purchase Price") payable to Seller (or their designees per Seller’s written instructions to Buyer) as follows:

(a)        Cash Payment.  $2,000,000 will be payable by check or at Buyer’s option by wire transfer to accounts designated by Seller on the Closing Date;

(b)        Shares.  $1,000,000 of the Purchase Price will be payable in Data I/O common stock (the “Shares”) valued based on the average of the high and low selling price for the Data I/O common stock as reported by NASDAQ for the last day traded prior to the Closing Date.  When converting any dollar amounts related to Share amounts, no fractional Shares shall be issued and the Share amounts shall be rounded to the nearest whole share amount.  The Shares will be unregistered and will be issued within ten (10) business days following the Closing Date.  The Shares will be subject to the terms of the mutually agreeable escrow agreement (the “Escrow Agreement”) with Wells Fargo Bank, National Association, as escrow agent.  Except for the number of Shares, or the proceeds from the sale of the number of shares, equal to $250,000 in value, all of the Shares will be released from escrow after one year. The remaining balance will be released after two years, subject to the indemnification requirements described in this Agreement; and

(c)        Royalty Payments.  Buyer shall pay to Seller additional cash payments (“Royalties”) as set forth below:

Throughout the period from the Closing Date until five (5) years following the Closing Date (the "Royalty Period"), Buyer shall pay to Seller within forty-five (45) days following the completion of each of the calendar quarter periods or portion thereof, (each such period is referred to as a “Quarterly Royalty Period”), payments (the “Royalty Payments”) equal to 4% of the consolidated net sales directly attributable and allocable to the Viva Technology as reflected in Buyer’s books using generally accepted accounting principles (“GAAP”) (“the Royalty Products”).

Example of Royalties based on Viva Technology bundled with other Data I/O Products:

•        Data I/O hardware product list price:  $1,000

•        Viva Technology License/subscription list price:  $1,000

•        If Data I/O hardware and Viva Technology license/subscription are bundled together and sold at $1,800, then $900 would be directly attributable to the Viva Technology and the 4% Royalty would apply to the $900.

(i)         If Royalty Products are integrated into third party products sold or licensed by Buyer, Royalty Payments are based on a calculated net sales price that shall be pro-rated based on the respective portions of such products contained in the integrated products.

(ii)        If Royalty Products are sold or licensed to a third party for integration by the third party, Royalty Payments are based on consolidated net sales as reflected in Buyer’s books using GAAP.

(iii)       If Royalty Products are used by a third party to create a new third party product such as an application or library and the new product is sold by Buyer, Royalty Payments are based on the consolidated net sale of the new third product, less the amount paid to the third party.

Example:

•        New product sale price by Buyer:  $1000, less

•        $700 payment to third party for the new product results in

•        $300 directly attributable and allocable to the Viva Technology and the 4% Royalty would apply to the $300.

(iv)      The calculation of the Royalty Payments shall be completed by Buyer within forty-five (45) days following the last day of each Quarterly Royalty Period.  All calculations of Royalty Payments shall be determined by Buyer in good faith based on the foregoing and in accordance with GAAP applied in a manner consistent with the accounting policies, practices and assumptions employed by Buyer in preparing its own financial statements.

(c)        In the event Seller shall so notify Buyer of its objection to the calculation of any Royalty Payment within thirty (30) days of receipt of payment, Buyer and Seller will attempt in good faith to negotiate an agreement upon a calculation of the Royalty Payment.

(d)        Nothing in this Agreement shall affect Buyer’s ability to operate its business after the Closing Date in a manner that Buyer deems advisable.  Buyer may withhold, pending a decision concerning the intellectual property infringement, any remaining Royalty Payments, up to the indemnification limits specified under Section 7.1 (a), if Buyer reasonably believes it is entitled to indemnification from Seller under Section 7.1 (a).

2.2       Allocation of Purchase Price   The Purchase Price shall be allocated among the Viva Technology in accordance with Schedule 2.2 attached hereto.  The parties shall report consistently with such allocations on all income tax returns and other statements (including, without limitation, filing of Form 8594) and in the course of any tax audit, tax review or tax litigation relating thereto.

3.         Closing

3.1       Time and Place of Closing.  The Closing of the sale and purchase of the Viva Technology provided for in Section 1 shall take place at 12:30 p.m., Pacific time, at the Buyer’s offices in Redmond, Washington on April 29, 2011 or such other time or date as mutually agreed.  If the Closing Date has not occurred on or before April 30, 2011, either party may terminate this Agreement by written notice to the other, and upon such termination neither party shall have any liability arising out of this Agreement except for any liability resulting from its breach of this Agreement prior to termination.

3.2       Items to be Delivered at the Closing

(a)        Items to be Delivered by Seller.  At the Closing, Seller shall deliver or cause to be delivered to Buyer:

(i)         an executed Bill of Sale and Assignment in the form attached hereto as Exhibit 3.2(a)(i);

(ii)        executed Copyright and Patent Assignments in the forms attached hereto as Exhibit 3.2(a)(ii), to effect the transfer of all of Seller’s right, title and interest in and to the Viva Technology to Buyer;

(iii)               the Viva Technology;

(iv)              assignments in a form reasonably acceptable to Buyer, from Kent Gilson, Jim Yardley and Viva Computing LLC (“Viva Computing”) to Seller assigning any and all rights to the Viva Technology as each has or may have in or related to the Viva Technology to Seller, including without limitation, any modifications, improvements, libraries, or other Viva Technology related intellectual property created or acquired by each of them;

 (v)       a certificate signed by Gary F. Miller and Farrelyn B. Miller, the Trustees of Seller certifying that Seller has approved the transactions contemplated by the Agreement.

(vi)       an investor representation letter signed by Gary F. Miller, and Farrelyn B. Miller, the Trustees of Seller, certifying its status as accredited investor.

(vii)      investor representation letters reasonably satisfactory to Buyer’s securities counsel signed by each of Kent Gilson and Jim Yardley certifying their status as potential investors in Data I/O Shares.

(b)        Items to be Delivered by Buyer.  At the Closing, Buyer shall deliver or cause to be delivered to Seller, or their designee per Seller’s written instructions to Buyer:

(i)         the $2,000,000 evidence of the wire transfer referred to in Section 2.1(a);

(ii)        a copy of Data I/O’s instructions to its transfer agent to issue the Shares to Seller and to deposit the shares in accordance with the Escrow Agreement and Seller’s instructions within ten (10) business days of  the Closing Date as described in Section 2.1(b) of this Agreement; and,

(iii)       a certificate signed by an officer of Buyer certifying that Buyer's Board of Directors have approved the transactions contemplated by the Agreement.

3.3       Taxes.   Each party shall pay its applicable Taxes related to the Agreement and the transactions contemplated by the Agreement.  Seller will pay in a timely manner any Taxes that Seller is required to collect from Buyer and remit in connection with the sale of the Viva Technology pursuant to this Agreement.

4.         Representations and Warranties of Seller.  Seller represents and warrants to Buyer as follows:

4.1       Authority.  Seller is a California trust, duly organized, validly existing and in good standing under the laws of the State of California and Seller has full power and authority to enter into and perform this Agreement, and this Agreement will not breach Seller’s obligations to any third party.  Viva Computing is a limited liability company duly organized, validly existing and in good standing under the laws of Utah.  Seller is the sole shareholder of Viva Computing and is authorized to perform and will require Viva Computing to perform any actions required by Viva Computing related to the transaction contemplated by this Agreement.

4.2              Title to Viva Technology.  Seller has good title to the Viva Technology free and clear of any and all liens, claims and encumbrances, and the technology constitutes all of the Viva Technology, intellectual property, documentation and software related to the Viva Software as of the Closing Date.

4.3              Third Party Technology.  Seller has identified all items reasonably necessary to successfully use, compile, build or execute the Viva Software and will assist Buyer in obtaining any third party rights necessary for Buyer to exercise its rights under the Agreement.

4.4       Litigation; Compliance with Laws.  There are no judicial or administrative actions, proceedings or investigations pending or threatened that enjoin, restrain, condition or prohibit consummation of this Agreement or any of the transactions contemplated herein, or which, if adversely determined, would have a material adverse effect upon the Viva Technology.  Seller is not in violation of any applicable law, regulation, ordinance, or any other applicable requirement of any governmental body or court which violation would have a material adverse effect upon the Viva Technology and no notice has been received by Seller alleging any such violation.

4.5       Intellectual Property.  Schedule 1.1(b) includes a detailed description of the Viva Intellectual Property, and related documentation, lists all patents, and copyrights, issued or reissued to Seller or registered, applied for or pending under such name or assigned to it as of the date hereof, and that are included in the Viva Technology, along with the registration numbers, dates of issuance and names of the inventors of such patents, and authors of such copyrights. To the best of Seller’s knowledge, none of the Viva Technology infringes any patent, copyright, trademark, trade secret, or other right of any third party, and, to the best of Seller’s knowledge, no one has asserted a claim alleging any such conflict or infringement.

4.6       Contracts.   Schedule 4.6 contains a list of all contracts, non-disclosure agreements, understandings, or licenses (written and oral) (collectively, “Contracts”) that are material to the Viva Technology.  Seller has provided Buyer with copies of all written Contracts.  With respect to oral Contracts, Schedule 4.6 describes, to the extent reasonably practical, (a) the parties to the agreements, (b) the basic terms of the agreements; (c) the nature of the technology, rights or information transferred; and (d) whether such agreements or obligations are assignable in whole or in part to Buyer.  All Contracts are valid and binding and in full force and effect, except as noted in Schedule 4.6.  Neither Seller nor, to Seller’s knowledge, any other party to such Contracts is in default, nor is there any basis for any claim of default.

            4.7       Brokers.   Neither Seller nor any director, officer, agent or employee acting on behalf of Buyer has retained any broker or finder, other than Kent Gilson and Jim Yardley, in connection with the transactions contemplated in this Agreement.  Seller is responsible for paying any compensation due Kent Gilson and/or Jim Yardley related to such transactions.  Seller will provide written instructions to Buyer regarding any amounts of the Purchase Price to be paid to Kent Gilson and/or Jim Yardley at Closing.

4.8       Tax Matters.

(a)        There are no liens for Taxes upon any of the Viva Technology.  No proceedings have been commenced by any federal, state, local or foreign agency to create any liens for Taxes upon any of the Viva Technology.  For purposes of this Agreement, “Taxes” means all taxes, charges, fees, levies, or other assessments, including, without limitation, all net income, gross income, gross receipts, sales, use, ad valorem, transfer, franchise, profits, license, withholding, payroll, employment, social security, unemployment, excise, estimated, severance, stamp, occupation, property, or other taxes, customs duties, fees, assessments, or charges of any kind whatsoever, including, without limitation, all interest and penalties thereon, and additions to tax or additional amounts imposed by any taxing authority, domestic or foreign, upon Seller or Viva Computing.  Seller has timely and properly paid (or has had paid on its behalf) all Taxes with respect to the Viva Technology Taxes that were due and payable on or before the date hereof.

(b)        No deficiency for any Taxes has been proposed, asserted or assessed against the Seller that has not been resolved and paid in full.  No waiver, extension or comparable consent given by the Seller regarding the application of the statute of limitations with respect to any Taxes or any Tax return is outstanding, nor is any request for any such waiver or consent pending.

(c)        Seller does not expect or anticipate the assessment of any additional Taxes on the Viva Technology and is not aware of any unresolved questions, claims or disputes concerning the liability for taxes related to the Viva Technology.  There is no dispute or claim concerning any Tax liability of Seller.

4.9       Investment.   Seller (a) understands that the Shares have not been, and will not be, registered under the Securities Act of 1933, as amended (the “Securities Act”) or under any state securities laws, are deemed to be “restricted securities” under the Securities Act, are being offered and sold in reliance upon federal and state exemptions for transactions not involving any public offering and will contain a legend restricting transfer; (b) is acquiring the Shares solely for the Seller’s own account for investment purposes, and not with a view to the distribution thereof in violation of the Securities Act; (c) is a sophisticated investor with knowledge and experience in business and financial matters; (d) has received certain information concerning Data I/O and has had the opportunity to obtain additional information as desired in order to evaluate the merits and the risks inherent in holding the Shares; (e) is able to bear the economic risk and lack of liquidity inherent in holding the Shares; and (f) is an “Accredited Investor” as that term is defined under Rule 501 of the Securities Act.

5.         Representations and Warranties of Buyer.  Buyer represents and warrants to Seller as follows:

5.1       Authority of Buyer.  Data I/O is a corporation duly organized, validly existing and in good standing under the laws of Washington and has the full corporate power and authority to enter into and to perform this Agreement.

5.2       Litigation.  There are no judicial or administrative actions, proceedings or investigations pending or threatened that question the validity of this Agreement or any action taken or to be taken by Buyer in connection with this Agreement or that, if adversely determined, would have a material adverse effect upon Buyer’s ability to perform its obligations under this Agreement.

5.3       Brokers.  Neither Buyer nor any director, officer, agent or employee acting on behalf of Buyer has retained any broker or finder in connection with the transactions contemplated in this Agreement.

5.4       Shares.   The Shares will when issued and delivered in accordance with this Agreement, be duly authorized, validly issued, fully paid and nonassessable.  Buyer will timely file any required SEC periodic reports on Forms 10-K and 10-Q.

6.         Further Covenants of the Parties.

6.1       Publicity.  Unless required by applicable law or regulation or approved by the other party in writing, such approval not to be unreasonably withheld, neither party shall issue any press release or public announcement of any kind concerning this Agreement or the transactions contemplated hereby without the prior written consent of the other.

6.2       Representations and Warranties As of Closing Date.  All representations and warranties of the Seller or Buyer contained in this Agreement shall be true and correct as of the Closing Date and no claim based thereon may be asserted by either party unless it is asserted in writing within two (2) years of the Closing Date.

6.3       Confidentiality.  See the Mutual Non-Disclosure Agreement dated October 6, 2010 between Viva Computing and Data I/O (the “NDA”).  The NDA applies with equal force and effect to Seller.

6.4       Non-Solicitation.   During the Royalty Period, Seller, shall not directly or indirectly via Viva Computing or otherwise solicit, influence, entice, employ or engage any employee or consultant of Buyer. Seller understands that Buyer would not have agreed to purchase the Viva Technology without having received this non-solicitation covenant from Seller, and Seller acknowledges that it has entered into this non-solicitation covenant as a material inducement to Buyer to consummate the transactions contemplated hereby.

            6.5       Consulting.  During the first sixty (60) days following the Closing Date, Buyer will provide at no charge the services of Kent Gilson to Seller or Viva Computing, as requested by Seller, for up to ten (10) days for training and support related to the Viva Technology. Seller or Viva Computing will reimburse Kent Gilson for travel and temporary living expenses related to such training and support.

            6.6       Due Diligence.  Seller will cooperate in Buyer’s due diligence investigation and make available to Buyer’s employees and agents all reasonably necessary information, financial records, documents and other material required by or Buyer for such purpose.

6.7       Post-Closing Access.  After the Closing Date, Seller will afford to Buyer, its accountants and counsel, during normal business hours, upon reasonable request, full access to the books and records of Seller pertaining to the Viva Technology.  After the Closing Date, Seller will hold all of the books and records of Seller pertaining to the Viva Technology in accordance with Seller’s retention policies in effect from time to time for a period of not less than two years from the Closing Date and, if it thereafter proposes to destroy or dispose of any such books and records, to offer first in writing at least 60 days prior to such proposed destruction or disposition to surrender them to Buyer at the sole expense of Buyer.  Seller will make available to Buyer upon written request and at the expense of Buyer, but consistent with Seller’s business requirements, reasonable assistance of any of Seller’s personnel whose assistance or participation is required by Buyer, in anticipation of, or preparation for, existing or future litigation or other matters in which Buyer is involved related to the Viva Technology.

6.8      Conduct Relating to the Viva Technology.  In connection with the Viva Technology, Seller agrees that, from the date hereof until the Closing Date, without the prior written consent of Buyer:

(a)      Seller shall not take any action with respect to the Viva Technology except in the ordinary course of business, on an arm’s-length basis and in accordance with all applicable laws, rules and regulations and the past custom and practice of the Seller;

(b)      Seller shall not, directly or indirectly, sell, pledge, dispose of or encumber any of the Viva Technology; and

(c)      Seller shall: (A) use all reasonable efforts to preserve intact the Viva Technology; (B) not intentionally take any action which would render, or which reasonably may be expected to render, any representation or warranty made by it in this Agreement with respect to the Viva Technology untrue at the Closing; and (C) notify Buyer of any emergency or other change in the normal course of the business and of any governmental or third party complaints, investigations or hearings (or communications indicating that the same may be contemplated) relating to the Viva Technology.

7.         Indemnification and Related Matters.

7.1       Indemnification.

(a)        Seller agrees to indemnify, defend and hold Buyer harmless from and against any and all liabilities, losses, damages, costs and expenses, including reasonable attorneys’ fees, incurred by Buyer resulting from

(i)         a breach of any of the representations, warranties, covenants or agreements made by Seller in this Agreement or in any written statement, agreement or certificate delivered to Buyer in connection with this Agreement or the transactions contemplated hereby,

(ii)        all liabilities and obligations of Seller,

(iii)       any allegation or claim by any third party that any of the Viva Technology, or its use, copying, marketing or other exploitation by Buyer or their customers, distributors, successors or assigns infringes or conflicts with the rights of any person not a party hereto except to the extent of modifications to the Viva Technology or Viva Intellectual Property made by or for Buyer or,

(iv)       the conduct of any Viva Technology related business, prior to the Closing.

Collectively, (i), (ii), (iii) and (iv) are referred to as “Seller’s Indemnified Liabilities”).  Seller’s obligations to indemnify Buyer (i) under Sections 4.3, 4.5, 4.6 and 7.1(a)(iii) of this Agreement shall not be a breach of Section 4.2 of this Agreement, Title to Viva Technology, and shall not exceed $500,000, consisting of up to $250,000 to be paid out of the escrow account described in the Escrow Agreement and up to $250,000, from the amount of any Royalties paid or accrued as payable by Data I/O, irrespective of the period when such Royalties are paid or accrued as payable and (ii) under sections 4.1, 4.2, 4.4, 4.7, 4.8 and 4.9 of this Agreement shall not exceed the sum of the amounts paid and payable as the Purchase Price, excluding any Royalties, under this Agreement.

(b)        Buyer agrees to indemnify, defend and hold Seller harmless from and against any and all liabilities, losses, damages, costs and expenses, including reasonable attorneys’ fees, incurred by Seller resulting from

(i)         a breach of any of the representations, warranties, covenants or agreements made by Buyer in this Agreement or in any written statement, agreement or certificate delivered to Seller in connection with this Agreement or the transactions contemplated hereby,

(ii)        any allegation or claim by any third party that any modification made by or for Buyer to the Viva Technology, or the use, copying, marketing or other exploitation by Buyer or its customers, distributors, successors or assigns of such modification infringes or conflicts with the rights of any person not a party hereto or,

(iii)       the conduct of Buyer’s business related to the Viva Technology after the Closing.  Buyer’s obligation to indemnify Seller under Section 7.1(b)(ii) and (iii) shall not exceed $500,000 and under Section 7.1(b)(i) this Agreement under (i) shall not exceed the sum of the amounts paid and payable as the Purchase Price, excluding any Royalties, under this Agreement.

7.2       Survival of Representations and Warranties; Determination of Damages.  All representations and warranties and indemnification obligations of Seller or Buyer contained in this Agreement or any written statement, certificate, instrument, schedule or other document delivered pursuant hereto shall survive the Closing until the expiration of two (2) years from the Closing Date and any claim based upon said representations and warranties or indemnification obligations shall thereupon be of no further force and effect, except to the extent the claiming party shall have asserted in writing a specific claim prior to the expiration of such rights, in which event the other party shall remain liable with respect to such claim.

7.3       Claims Procedure.  If a party (the “Indemnified Party”) is threatened in writing with any claim, or any claim is presented in writing to or any action or proceeding formally commenced against such party, which may give rise to the right of indemnification hereunder (a “Claim”), the Indemnified Party shall promptly give written notice thereof (specifying in reasonable detail the basis for the Claim and, to the extent known, the amount thereof) to the other party (the “Indemnifying Party”).  The Indemnifying Party shall have the right, at its sole cost and expense, to participate, and, to the extent the Indemnifying Party so desires, assume the defense of such Claim with counsel mutually satisfactory to the parties upon prompt notice to the Indemnified Party of its intent to defend such Claim.  If the Indemnified Party requests in writing that such Claim not be contested, then it shall not be contested but shall not be covered by the indemnities provided herein.  The Indemnifying Party may settle a Claim which it has duly elected to contest without the consent of the Indemnified Party unless such settlement will have a material adverse effect upon the Indemnified Party, in which case such Claim shall be settled only with the consent of the Indemnified Party.  In the event that the Indemnified Party unreasonably declines to consent to such settlement, then the Indemnified Party shall have no right to indemnification beyond the amount of the proposed settlement.  The Indemnified Party shall cooperate with the Indemnifying Party in the defense of any Claim, including, without limitation, by making records available to the Indemnifying Party and its legal counsel and permitting interviews, depositions and testimony at trial of the Indemnified Party’s employees.  The Indemnifying Party shall keep the Indemnified Party fully informed regarding the progress and status of any Claim.  In the event the Indemnified Party fails to follow the claim procedure specified in this Section 7.3 with respect to a Claim by any third party against the Indemnified Party, such failure shall not relieve the Indemnifying Party from liability hereunder except and solely to the extent the Indemnifying Party shall have been actually prejudiced as a result of such failure.

8.         Miscellaneous.

8.1       Notices.  All notices, demands and other communications called for or required by this Agreement shall be in writing and shall be addressed to the parties at their respective addresses stated below or to such other address as a party may subsequently designate by ten (10) days’ advance written notice to the other parties.  Communications hereunder shall be deemed to have been received (i) upon delivery in person, (ii) the second business day after depositing it with a commercial overnight carrier which provides written verification of delivery (iii) the day of transmission by email if sent before 2:00 p.m. recipient’s time or (iv) the day of transmission by telefacsimile if sent before 2:00 p.m. recipient’s time provided that a copy of such notice is sent on the same day via commercial overnight carrier postage prepaid, with an indication that the original was sent by facsimile and the date of its transmittal:

Buyer:                      Data I/O Corporation

                        Attention:  Chief Financial Officer

                        6464 185th Ave NE, Suite 101

                        Redmond, WA  98052

                        Phone:  (425) 881-6444

                        Facsimile:  (425) 881-2917

                        cc:  General Counsel

 Seller:                          The Miller Trust dated March 31, 1987, Gary F. Miller and

                                    Farrelyn B. Miller, Trustees

                                    Attention:  Gary F. Miller/Farrelyn B. Miller

                                    300 S. 900 W.

                                    Newcastle, UT 84756

                                    Phone:  (435) 632-6620

                                    Facsimile:  (435) 439-5289

8.2       Full Understanding.  In executing this Agreement, each party fully, completely and unconditionally acknowledges and agrees that it has consulted with and had the advice and counsel of a duly licensed and competent attorney and that it has executed this Agreement voluntarily after independent investigation, and agrees that no ambiguity shall be construed against any party based upon a claim that such party drafted the applicable language.

8.3       Entire Agreement.  This Agreement and all schedules and exhibits hereto contain all of the terms and conditions agreed upon by the parties relating to the subject matter hereof and supersede and cancel all prior agreements, negotiations, correspondence, undertakings, communications and understandings of the parties, whether written or oral, respecting that subject matter.

8.4       Severability.  In the event that any one or more provisions of this Agreement are found to be invalid, the finding shall not affect the validity or enforceability of the other provisions.

8.5       Modification.  No waiver or modification of this Agreement or any provision contained herein shall be valid unless in writing and duly executed by all parties hereto.

8.6       No Waiver.  Failure or delay on the part of any party in exercising any rights, power or privileges under this Agreement shall not be deemed a waiver of any exercise of any right, power or privilege.

8.7       Captions and Construction.  Captions in this Agreement are for the convenience of the reader and are not to be considered in the interpretation of the terms.

8.8       Survival.  Neither the investigation by a party or the acceptance of delivery of property hereunder shall constitute a waiver of any covenant, representation, warranty, agreement, obligation or undertaking of a party hereunder, and the same shall survive and continue after the date hereof as stated herein.  The provisions of Section 7 and 8 of this Agreement shall survive termination of this Agreement.

8.9       Governing Law.  This Agreement shall be governed by and construed in accordance with the laws of the State of Washington, without regard to its conflict of laws principles.  The parties agree that the exclusive jurisdiction and venue of any lawsuit between them arising under this Agreement or the transactions contemplated herein shall be the state or federal courts  located in Seattle, Washington, if the initial claim is brought by Seller, and the state or federal courts located in Salt Lake City, Utah if the initial claim is brought by Buyer, and each of the parties hereby irrevocably agrees and submits itself to the exclusive jurisdiction and venue of such courts for the purposes of such lawsuit.

8.10          Expenses.  Each of the parties shall pay its respective expenses, costs and fees (including, without limitation, attorneys’ and accountants’ fees) incurred in connection with the negotiation, preparation, execution and delivery of this Agreement and the consummation of the transactions contemplated hereby.

8.11     Execution in Counterparts.  This Agreement may be executed in one or more counterparts, all of which shall be considered one and the same agreement, and shall become a binding agreement when one or more counterparts have been signed by each of the parties and either original or facsimile counterparts have been delivered to the other party.

8.12     Invalid Provisions.  If any one or more provisions of this Agreement, or the applicability of any such provision to a specific situation, shall be held invalid or unenforceable, such provision shall be modified to the minimum extent necessary to make it or its application valid and enforceable, and the validity and enforceability of all other provisions of this agreement and all other applications of any such provisions shall not be affected thereby.

8.13     Attorneys’ Fees.  If legal proceedings are brought to enforce or interpret any provision of this Agreement, the most prevailing party shall be awarded its reasonable attorneys’ fees and costs in addition to any other relief or remedy which may be available.

8.14     Binding Effect; Assignment.    Except in connection with a sale or transfer of all or substantially all of Seller’s (i) assets related to its performance under this Agreement or (ii) Seller’s stock in Viva Computing LLC, in both cases where the entity agrees to be bound by the terms of this Agreement and where Buyer has approved such assignment or transfer in writing

(such approval not to be unreasonably withheld or delayed), this Agreement may not be transferred or assigned, by change of control or otherwise, by Seller.  By way of example only, Buyer’s approval will not be deemed unreasonably withheld if Seller proposes to transfer or assign, by change of control or otherwise, this Agreement to a competitor of Buyer or any affiliate of such competitor or to an entity that does not have financial or other resources equal to or greater than Seller to perform this Agreement. This Agreement shall be binding upon and inure to the benefit of each of Buyer, the Seller and their permitted respective successors and assigns.  Any attempted assignment or transfer of this Agreement that does not comply with this Section 8.14 shall be void and of no effect.

IN WITNESS WHEREOF, the parties have executed and delivered this Agreement as of the date first set forth above.

BUYER:

DATA I/O CORPORATION

By: _______________________________

Name: _____________________________

Title: ______________________________

SELLER:

MILLER TRUST DATED MARCH 31, 1987, GARY F. MILLER AND

 FARRELYN B. MILLER, TRUSTEES,

By: _______________________________

Name: Gary F. Miller

Title: Trustee

By:_____________________________________

Name:  Farrelyn B. Miller

Title:  Trustee

Index to Schedules

SCHEDULE 1.1	*** TECHNOLOGY
SCHEDULE 1.1(a)	*** SOFTWARE
SCHEDULE 1.1(a)	SUMMARY OF SOURCE SAFE DATABASE OF *** SOURCE CODE FILES
SCHEDULE 1.1(b)	*** INTELLECTUAL PROPERTY
SCHEDULE 1.2	THIRD PARTY TECHNOLOGY
SCHEDULE 2.2	ALLOCATION OF PURCHASE PRICE
EXHIBIT 3.2(a)(i)	BILL OF SALE AND ASSIGNMENT
EXHIBIT 3.2(a)(ii)	ASSIGNMENT OF PATENT RIGHTS
EXHIBIT 3.2(a)(ii)	ASSIGNMENT OF COPYRIGHTS
SCHEDULE 4.6	CONTRACTS

