Form 10-Q
period 2012-06-30
DATA I/O CORP
filed 2012-08-10
CIK 351998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Shares of Common Stock, no par value, outstanding as of July 30, 2012:

7,738,114

PART I - FINANCIAL INFORMATION

Item 1.                        Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	June 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,031	$18,120
Trade accounts receivable, net of allowance for doubtful accounts of $89 and $115	3,639	4,351
Inventories	4,635	3,964
Other current assets	397	543
TOTAL CURRENT ASSETS	19,702	26,978

Property, plant and equipment – net	1,255	1,489
Intangible software technology – net	2,572	2,793
Other assets	84	85
TOTAL ASSETS	$23,613	$31,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$946	$1,122
Accrued compensation	1,317	1,255
Deferred revenue	1,413	1,464
Other accrued liabilities	698	710
Income taxes payable	63	72
TOTAL CURRENT LIABILITIES	4,437	4,623

Long-term other payables	242	253

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 7,738,114 shares as of June 30 2012 and 9,207,730 shares as of December 31, 2011	17,674	23,414
Accumulated earnings	228	1,963
Accumulated other comprehensive income	1,032	1,092
TOTAL STOCKHOLDERS’ EQUITY	18,934	26,469
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,613	$31,345

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Sales	$5,360	$6,849	$9,039	$13,892
Cost of goods sold	2,419	2,841	4,157	5,720
Gross margin	2,941	4,008	4,882	8,172
Operating expenses:
Research and development	1,427	1,276	2,819	2,627
Selling, general and administrative	1,996	2,215	4,245	4,388
Total operating expenses	3,423	3,491	7,064	7,015
Operating income(loss)	(482)	517	(2,182)	1,157
Non-operating income (expense):
Interest income	174	19	207	32
Interest expense	-	(1)	-	(2)
Foreign currency transaction gain (loss)	(45)	(32)	(36)	(66)
Total non-operating income (expense)	129	(14)	171	(36)
Income (loss) before income taxes	(353)	503	(2,011)	1,121
Income tax (expense) benefit	296	(105)	276	(191)
Net income(loss)	($57)	$398	($1,735)	$930

Basic earnings per share	($0.01)	$0.04	($0.21)	$0.10
Diluted earnings per share	($0.01)	$0.04	($0.21)	$0.10
Weighted-average basic shares	7,734	9,176	8,250	9,103
Weighted-average diluted shares	7,734	9,343	8,250	9,289

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net Income (loss)	($57)	$398	($1,735)	$930
Other comprehensive income:
Foreign currency translation gain (loss)	(163)	128	(60)	327
Comprehensive income (loss)	($220)	$526	($1,795)	$1,257

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Six Months Ended June 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($1,735)	$930
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	649	573
Equipment transferred to cost of goods sold	185	83
Share-based compensation	281	210
Net change in:
Trade accounts receivable	683	(182)
Inventories	(681)	(313)
Other current assets	143	73
Accounts payable and accrued liabilities	(126)	(779)
Deferred revenue	(71)	(222)
Other long-term liabilities	20	189
Deposits and other long-term assets	(1)	59
Net cash provided by (used in) operating activities	(653)	621

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(378)	(596)
Purchase of software technology	-	(2,089)
Cash provided by (used in) investing activities	(378)	(2,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6	5
Repurchase of common stock	(6,026)	-
Payment of capital lease obligation	-	(69)
Cash provided by (used in) financing activities	(6,020)	(64)
Decrease in cash and cash equivalents	(7,051)	(2,128)

Effects of exchange rate changes on cash	(38)	176
Cash and cash equivalents at beginning of period	18,120	18,942
Cash and cash equivalents at end of period	$11,031	$16,990

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for consideration in asset purchase
163,934 shares	$ -	$ 1,000

See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of June 30, 2012 and June 30, 2011 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three months and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.   These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2011.

Revenue Recognition

Data I/O generally recognizes revenue at the time products are shipped.  We have determined that our programming equipment has reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be considered a separate element.  These systems are standard products with published product specifications and are configurable with standard options.  The evidence that these systems could be deemed as accepted was based upon having standardized factory production of the units, results from batteries of tests of product performance to our published specifications, quality inspections and installation standardization, as well as past product operation validation with the customer and the history provided by our installed base of products upon which the current versions were based.

The amount of revenue recognized is affected by our judgments as to the collectability of the transaction, the existence of an acceptance clause or whether an arrangement includes multiple elements and if so, whether specific objective evidence of selling price exists for those elements.  Allocation between multiple elements is done based on objective evidence of selling price based on a selling price hierarchy, including discounts.

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

Stock-Based Compensation Expense

Data I/O measures and recognizes compensation expense as required for all share-based payment awards, including employee stock options and restricted stock awards, based on estimated fair values on the grant dates. Total share-based compensation for the three and six months ended June 30, 2012 was $150,121 and $281,475 respectively.  Total shared based compensation for the three and six months ended June 30, 2011 was $122,788 and $209,900 respectively.

Income Tax

Historically when accounting for uncertainty in income taxes, Data I/O has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three and six months ended June 30, 2012.  However, the Company has adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

Data I/O has incurred net operating losses in certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses and credit carryforwards, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future. There was $117,000  unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of June 30, 2012.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Reporting Standards (“ASU No. 2011-04”)  which amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment was effective for us at the beginning of January 2012, with early adoption prohibited. The adoption of this amendment did not materially affect our financial statements.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	June 30, 2012	December 31, 2011
(in thousands)
Raw material	$2,602	$2,498
Work-in-process	1,321	985
Finished goods	712	481
Inventories	$4,635	$3,964

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:
	June 30, 2012	December 31, 2011
(in thousands)
Leasehold improvements	$478	$479
Equipment	7,536	7,515
	8,014	7,994
Less accumulated depreciation	6,759	6,505
Property and equipment, net	$1,255	$1,489

NOTE 4 – INTANGIBLE SOFTWARE TECHNOLOGY, NET

On April 29, 2011, Data I/O purchased software technology for $2 million in cash and issuance of 163,934 shares of Data I/O common stock, valued at $1 million on the date of purchase.  Acquisition costs of $89,000 were capitalized as part of the transaction.  The transaction was accounted for as an asset purchase.

For a period of five years, Data I/O will pay the seller royalties of 4% of directly associated revenues relating to this acquired software technology.  We will expense the royalty payments when they are incurred as we could not reasonably estimate the future royalty payment amount at the time of acquisition.  For the first three years, Data I/O will pay an additional royalty of 2.5% of directly associated revenues relating to this acquired software technology to the original developer of the technology.  No royalty expense has been recognized since the acquisition date.

The following is a summary of the Company’s intangible software technology:
	June 30, 2012	December 31, 2011
(in thousands)
Intangible software technology	$3,089	$3,089
Less accumulated amortization	517	296
Intangible software technology, net	$2,572	$2,793

Future amortization expense related to this intangible asset is as follows:
Amortization
(in thousands)
2012 (remaining)	$219
2013	438
2014	438
2015	438
2016	438
Thereafter	601
Total	$2,572

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:
	June 30, 2012	December 31, 2011
(in thousands)
Product warranty	$316	$396
Sales return reserve	70	81
Other taxes	188	100
Other	124	133
Other accrued liabilities	$698	$710

The changes in Data I/O's product warranty liability for the six months ending June 30, 2012 are as follows:
	June 30, 2012
(in thousands)
Liability, beginning balance	$396
Net expenses	350
Warranty claims	(350)
Accrual revisions	(80)
Liability, ending balance	$316

NOTE 6 – OPERATING LEASE COMMITMENTS

Data I/O has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2012 (remaining)	$569
2013	972
2014	848
2015	800
2016	505
Thereafter	-
Total	$3,694

NOTE 7 – OTHER COMMITMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At June 30, 2012, the purchase and other obligations totaled $911,000 of which all but $4,000 are 2012 commitments.

NOTE 8 – CONTINGENCIES

As of June 30, 2012, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Indemnification Arrangements:  We may, from time to time in the ordinary course of our business enter into contractual arrangements with third parties that include indemnification obligations.  Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities.  These arrangements include indemnities in favor of customers in the event that our programming system products infringe a third party's intellectual property and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause.  In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents.  These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made.  The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite.  We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both.  However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable.  We have not had any requests for indemnification under these arrangements.  Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements.  We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of June 30, 2012.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
(in thousands except per share data)
Numerator for basic and diluted earnings per share:
Net income (loss)	($57)	$398	($1,735)	$930

Denominator for basic earnings per share-
weighted-average shares	7,734	9,176	8,250	9,103
Employee stock options and awards	-	167	-	186

Denominator for diluted earnings per share-
adjusted weighted-average shares and assumed conversions of stock options	7,734	9,343	8,250	9,289

Basic and diluted earnings per share:
Total basic earnings per share	($0.01)	$0.04	($0.21)	$0.10
Total diluted earnings per share	($0.01)	$0.04	($0.21)	$0.10

The computation for the three and six months ended June 30, 2012 excludes 1,086,892 and 905,571 options, respectively, to purchase common stock as their effect is anti-dilutive.  The computation for the three and six months ended June 30, 2011 excludes 310,209 and 223,362 options, respectively, to purchase common stock as their effect is anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation for the three and six months ended June 30, 2012 and June 30, 2011, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
(in thousands)
Cost of goods sold	$15	$12	$26	$21
Research and development	34	23	60	32
Selling, general and administrative	101	88	195	157
Total share-based compensation	$150	$123	$281	$210

Impact on net income per share:
Basic and diluted	($0.02)	($0.01)	($0.03)	($0.02)

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model.  The following weighted average assumptions were used to calculate the fair value of stock options granted during the three months and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Risk-free interest rates	0.61%	1.41%	0.62%	1.40%
Volatility factors	0.53	0.55	0.53	0.55
Expected life of the option in years	4.00	4.00	4.00	4.00
Expected dividend yield	None	None	None	None

Option grants during the three and six months ended June 30, 2012 was 175,000 and 190,000 respectively.  Option grants during the  three and six months ended June 30, 2011 was 0 and 322,000 respectively.

At June 30, 2012, there remained approximately $1,182,586 of unamortized expected future compensation expense associated with unvested option grants and restricted stock awards, with a remaining weighted average amortization period of 2.59 years.

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

On January 9, 2012, our board of directors approved a new and expanded 2012 share repurchase program with provisions to buy back up to $6 million dollars of stock.  The program included establishing a Rule 10b5-1 plan under the Exchange Act to provide flexibility to make purchases at any time.  The 10b5-1 trading plan allows us to repurchase our common stock in the open market during periods in which stock trading is otherwise closed for us.  For the quarter ended March 31, 2012, 1,472,208 shares of stock have been repurchased at an average price of $4.03 for a total of $5,927,937 plus $56,938 in commissions, completing the program.

There has been no further share repurchase program activity during the quarter ended June 30, 2012.

The following is a summary of share repurchase activity under both plans through June 30, 2012:

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

OVERVIEW

Starting during the second half of 2011 and continuing during the first half of 2012, we experienced a decrease in customer demand.  We believe the decline in orders and revenue is due primarily to overcapacity in the installed base of programming equipment causing reduced capital spending.  We believe the underlying decrease in demand is due to a downturn in Asia-based electronics manufacturing caused in part by the economic uncertainty related to the European sovereign debt situation.  We continued to focus on our primary goal of profitably managing the business, while developing, launching and enhancing products to drive revenue and return to profitability.

Our challenge continues to be operating in a cyclical and rapidly evolving industry environment.  Although our solutions address the growing flash and microcontroller markets and the resulting need for programming, our opportunity to experience significant growth occurs when there is increased capacity needed to address the combination of growing file sizes and the growth in the flash and microcontroller markets.  However, we compete for this capacity growth against alternative methods of loading data, such as programming after placement, or the increased efficiency of the installed base of equipment, which has and continues to constrain the programming equipment market.  Additional factors impacting demand for our solutions other than capacity, include quality, process, technology and integration. We are continuing our efforts to balance market forces, business geography shifts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.

We continue to focus on extending the capabilities and support for our FlashCORE architecture, and the RoadRunner, FLX, PS and FlashPAK product lines.  Our applications innovation strategy provides complete solutions to target customer’s business problems.  These solutions generally have a larger software element, may involve third-party components, and in many cases will be developed or customized to address the specific requirements of individual customers.  We believe by adding these features to our strategic product platforms, we will continue to set ourselves apart from other product suppliers and elevate our relationships with our customers to a partner level.  We consider the Azido technology, which we acquired  in April 2011, to be a strategic platform for programmer and product development.  During the quarter we completed enhancements for FLXHD, an automated duplication system for e-MMC flash memories, launched in the first quarter.

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless, automotive, industrial controls and programming centers and supporting e-MMC, NAND Flash and microcontrollers on our newer products to gain new accounts.  We also provide product solutions used by electronics design engineers.  We continued to leverage our China operations to take advantage of the growth of manufacturing in China and to operate close to our customers.  We continued to address the effectiveness of our sales and marketing organization and sales channels by adding and changing channels and providing our channel partners with extensive product, sales and service training.  We recognized the need to diversify our customer base and are continuing to take steps to broaden our channels of distribution and representation to reach a greater number of customers.  We believe these channel actions help us grow our business more rapidly, both by adding new customers and by increasing penetration of existing accounts.

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

Data I/O believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition: Data I/O generally recognizes revenue at the time products are shipped.  We have determined that our programming equipment has reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be considered a separate element.  These systems are standard products with published product specifications and are configurable with standard options.  The evidence that these systems could be deemed as accepted was based upon having standardized factory production of the units, results from batteries of tests of product performance to our published specifications, quality inspections and installation standardization, as well as past product operation validation with the customer and the history provided by our installed base of products upon which the current versions were based.

The amount of revenue recognized is affected by our judgments as to the collectability of the transaction, the existence of an acceptance clause or whether an arrangement includes multiple elements and if so, whether specific objective evidence of selling price exists for those elements.  Allocation between multiple elements is done based on objective evidence of selling price based on a selling price hierarchy, including discounts.

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

Results of Operations

Net Sales

	Three Months Ended			Six Months Ended
Net sales by product line	June 30, 2012	Change	June 30, 2011	June 30, 2012	Change	June 30, 2011
(in thousands)
Automated programming systems	$3,590	(11.4%)	$4,050	$5,620	(36.4%)	$8,832
Non-automated programming systems	1,770	(36.8%)	2,799	3,419	(32.4%)	5,060
Total programming systems	$5,360	(21.7%)	$6,849	$9,039	(34.9%)	$13,892

	Three Months Ended			Six Months Ended
Net sales by location	June 30, 2012	Change	June 30, 2011	June 30, 2012	Change	June 30, 2011
(in thousands)
United States	$756	29.5%	$584	$1,226	10.1%	$1,114
% of total	14.1%		8.5%	13.6%		8.0%

International	$4,603	(26.5%)	$6,265	$7,812	(38.9%)	$12,778
% of total	85.9%		91.5%	86.4%		92.0%

Revenues for the second quarter of 2012 were $5.4 million, down 22% compared with $6.8 million in the second quarter of 2011, but up 46% sequentially from $3.7 million in the first quarter of 2012.  We believe the decline in revenue compared to last year relates primarily to reduced capital spending resulting from a downturn in Asia-based electronics manufacturing and economic uncertainty related to the European sovereign debt situation.  Our revenues were impacted by the change in the Euro translation rate, compared to one year ago, with the Euro devaluation resulting in $291,000 less revenue in the second quarter of 2012.  Backlog at June 30, 2012 was $1.1 million.

On a regional basis, Asia had the largest revenue decline of 59%, while Europe declined 4% and the Americas increased 13% compared to revenues in the second quarter of 2011.  On a product basis, the revenue decrease was primarily from our automated PS and FLX families as well as FlashPak which was the most impacted by the drop in Asian demand compared to the second quarter of 2011.

For the first six months of 2012 compared to 2011, the decrease in revenues are primarily attributed to the same factors as the second quarter of 2012.  However, revenues for the second quarter were sequentially up 46% from the first quarter of 2012.

Gross Margin

	Three Months Ended			Six Months Ended
	June 30, 2012	Change	June 30, 2011	June 30, 2012	Change	June 30, 2011
(in thousands)
Gross margin	$2,941	(26.6%)	$4,008	$4,882	(40.3%)	$8,172
Percentage of net sales	54.9%		58.5%	54.0%		58.8%

Gross margin as a percentage of sales in the second quarter of 2012 was 54.9%, compared with 58.5% in the second quarter of 2011.  The decrease compared to the second quarter of 2011 was primarily due to the decreased sales volume in relation to fixed manufacturing costs, offset in part by favorable variances.  Gross margin improved by 2 percentage points compared to 52.8% in the first quarter of 2012, primarily due to the sales volume increase.

Gross margin decreased in dollars for the first six months of 2012 primarily due to the decreased sales volume.  The gross margin as a percentage of sales decline was primarily due to the decreased sales volume in relation to fixed manufacturing costs.

Research and Development

	Three Months Ended			Six Months Ended
	June 30, 2012	Change	June 30, 2011	June 30, 2012	Change	June 30, 2011
(in thousands)
Research and development	$1,427	11.8%	$1,276	$2,819	7.3%	$2,627
Percentage of net sales	26.6%		18.6%	31.2%		18.9%

Research and development (“R&D”) spending in the second quarter of 2012 increased by $152,000 compared to the same period in 2011 primarily due to higher Azido related costs of $120,000, $73,000 less engineering charged to cost of goods sold, and $52,000 higher patent related costs, offset in part by a reduction in consultant and contractor expense of $150,000.

R&D expenses increased $192,000 for the first six months of 2012 compared to the same period in 2011, primarily due to same factors as in the second quarter of 2012.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	June 30, 2012	Change	June 30, 2011	June 30, 2012	Change	June 30, 2011
(in thousands)
Selling, general & administrative	$1,996	(9.9%)	$2,215	$4,245	(3.3%)	$4,388
Percentage of net sales	37.2%		32.3%	47.0%		31.6%

Selling, general and administrative (“SG&A”) expenses in the second quarter of 2012 decreased by $219,000 compared to the same period in 2011 primarily attributable to $158,000 lower professional fees and $76,000 lower incentive compensation, offset in part by $42,000 higher sales commissions primarily resulting from sales channel mix.  The CEO search firm fees included in SG&A in the second quarter were $38,000 and there are not expected to be any further fees to expense under this fixed fee engagement.

Excluding the non-recurring CEO search firm and separation pay of $462,000 this year, SG&A expenses for the first six months of 2012 decreased by $604,000 compared to the same period in 2011, primarily due to the same factors as the second quarter of 2012.

Interest

	Three Months Ended			Six Months Ended
	June 30, 2012	Change	June 30, 2011	June 30, 2012	Change	June 30, 2011
(in thousands)
Interest income	$174	815.8%	$19	$207	546.9%	$32

Interest income for the second quarter of 2012 increased by $155,000 compared to the same period in 2011 primarily related to interest received related to a German tax refund and higher invested balances in foreign accounts.

Interest income for the first six months of 2012 increased by $175,000 compared to the same period in 2011, primarily due to the same factors as in the second quarter of 2012.

Income Taxes

	Three Months Ended			Six Months Ended
	June 30, 2012	Change	June 30, 2011	June 30, 2012	Change	June 30, 2011
(in thousands)
Income tax (expense) benefit	$296	(381.9%)	($105)	$276	(244.5%)	($191)

Income tax (expense) benefit recorded for the second quarter and first six months of 2012 and 2011 resulted primarily from foreign taxes on income and tax refunds in our foreign subsidiaries.  During the second quarter of 2012, we prevailed in tax issues from the 1995-1998 years related to an acquisition and we received refunds from German tax authorities of approximately $318,000.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  Data I/O has a valuation allowance of $9.7 million as of June 30, 2012.  Our deferred tax assets and valuation allowance have been reduced by approximately $117,000 associated with the requirements of accounting for uncertain tax positions as of June 30, 2012.  Given the uncertainty created by our past loss history and the cyclical nature of the industry in which we operate, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Financial Condition

Liquidity and Capital Resources

	June, 30 2012	Change	December 31, 2011
(in thousands)
Working capital	$15,265	($7,090)	$22,355

The Company’s cash position at June 30, 2012 decreased $1.3 million during the second quarter to $11.0 million.  In the second quarter of 2012, cash was primarily used to fund a $1.7 million increase in accounts receivable to $3.6 million at June 30, 2012.  Inventories were at $4.6 million at June 30, 2012, up from $4.5 million at March 31, 2012.  Deferred revenue was $1.4 million at June 30, 2012, compared to $1.2 million at March 31, 2012.  This increase was primarily due to a PS system shipped, but not yet recognizable as revenue.  The Company remains debt free.

For the six months ending June 30, 2012, the decrease in working capital primarily relates to cash used in our share repurchase programs of $6 million completed in the first quarter of 2012.

We expect that we will continue to make capital expenditures to support our business.  Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, we have required substantial working capital to fund our operations.  Over the last few years, we restructured our operations to lower our costs and operating expenditures in some geographic regions, while investing in other regions, and to lower the level of revenue required for our net income breakeven point or offsetting in part costs rising over time, to preserve our cash position and to focus on profitable operations.  We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  Approximately $9 million of our cash is located in foreign subsidiary accounts and, although we have no current repatriation plans, there may be tax and other impediments to repatriating the cash to the United States.  Our working capital may be used to fund growth initiatives including acquisition, which could reduce our liquidity.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

Share  Repurchase Programs

The $1 million dollar share repurchase plan announced in October of 2011 resulted in $42,000 of stock buybacks during the first quarter of 2012.  This program was cancelled in January 2012, after the new expanded $6 million dollar repurchase program announced in January 2012 went into effect.  Share repurchases for $6 million were made during the first quarter of 2012, completing this program.  These programs were made under 10b5-1 plans that allowed purchases to take place at any time.  See accompanying consolidated financial statements Note 11, “Share Repurchase Programs”.

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement  (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Reporting Standards (“ASU No. 2011-04”)  which amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment was effective for us at the beginning of January 2012, with early adoption prohibited. The adoption of this amendment did not materially affect our financial statements.

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

As of June 30, 2012, Data I/O was not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to the business.

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

                                None

Item 3.            Defaults Upon Senior Securities

                                None

Item 4.            Mine Safety Disclosures

                                Not Applicable

Item 5.            Other Information

                                None

Item 6.            Exhibits

(a)     Exhibits

10         Material Contracts:

10.23                  Amended and Restated 2000 Stock Compensation Incentive Plan dated January 25, 2012 (Incorporated by reference to Appendix A of Data I/O’s proxy statement filed on April 3, 2012)

                 31     Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002:

31.1                            Chief Executive Officer Certification

31.2                            Chief Financial Officer Certification

                 32     Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002:

32.1                            Chief Executive Officer Certification

32.2                            Chief Financial Officer Certification

101    Interactive Data Files Pursuant to Rule 405 of Regulation S-T

(To be provided on an amended 10-Q/A within 30 days.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                  DATA I/O CORPORATION

                                                                                                                                                              (REGISTRANT)

DATED:   August 10, 2012

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

2)     Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the registrant and have:

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

DATED:   August 10, 2012

/s/ Frederick R. Hume

Frederick R. Hume

Chief Executive Officer

(Principal Executive Officer)

Exhibit 31.2

CERTIFICATION

I, Joel S. Hatlen, certify that:

1)     I have reviewed this quarterly report on Form 10-Q of Data I/O Corporation;

2)     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), for the registrant and have:

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

DATED:   August 10, 2012

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 10, 2012

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 10, 2012