Form 10-Q/A
period 2012-06-30
DATA I/O CORP
filed 2012-09-13
CIK 351998

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

7,738,114

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for Data I/O Corporation (the "Company") for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 10, 2012 (the "Form 10-Q"), is to furnish Exhibit 101 to the Form 10-Q within the 30-day grace period ascribed by Rule 405(a)(2) of Regulation S-T, applicable for the first quarterly period in which detailed footnote tagging is required.

This Amendment No. 1 does not otherwise change or update the disclosures set forth in the Form 10-Q as originally filed and does not otherwise reflect events occurring after the original filing of the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Item 6.                        Exhibits

(a)     Exhibits

10        Material Contracts:

10.23                       Amended and Restated 2000 Stock Compensation Incentive Plan dated January 25, 2012 (Incorporated by reference to Appendix A of Data I/O’s proxy statement filed on April 3, 2012) *

                 31     Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002:

31.1                            Chief Executive Officer Certification *

31.2                            Chief Financial Officer Certification *

                 32     Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002:

32.1                            Chief Executive Officer Certification *

32.2                            Chief Financial Officer Certification *

101    Interactive Data Files Pursuant to Rule 405 of Regulation S-T **

* Previously filed or furnished, as applicable, as an exhibit (or incorporated by reference) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2012.

**Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

DATED:   September 13, 2012

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

                                                                                                                       Frederick R. Hume

President

                                                                                                                Chief Executive Officer

                                                                                                                          (Principal Executive Officer and Duly Authorized Officer)

Exhibit Index

10        Material Contracts:

10.24                       Amended and Restated 2000 Stock Compensation Incentive Plan dated January 25, 2012 (Incorporated by reference to Appendix A of Data I/O’s proxy statement filed on April 3, 2012) *

                 31     Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002:

31.3                            Chief Executive Officer Certification *

31.4                            Chief Financial Officer Certification *

                 32     Certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002:

32.3                            Chief Executive Officer Certification *

32.4                            Chief Financial Officer Certification *

101    Interactive Data Files Pursuant to Rule 405 of Regulation S-T **

* Previously filed or furnished, as applicable, as an exhibit (or incorporated by reference) to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2012.

**Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.