Form 10-Q
period 2012-09-30
DATA I/O CORP
filed 2012-11-13
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Shares of Common Stock, no par value, outstanding as of November 1, 2012:

7,867,486

                                                                                                1

PART I - FINANCIAL INFORMATION

Item 1.                        Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(unaudited)
	September 30, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,187	$18,120
Trade accounts receivable, net of allowance for doubtful accounts of $85 and $115	3,043	4,351
Inventories	4,068	3,964
Other current assets	354	543
TOTAL CURRENT ASSETS	18,652	26,978

Property, plant and equipment – net	1,152	1,489
Intangible software technology – net	2,463	2,793
Other assets	85	85
TOTAL ASSETS	$22,352	$31,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$649	$1,122
Accrued compensation	1,383	1,255
Deferred revenue	1,359	1,464
Other accrued liabilities	624	710
Accrued costs of business restructuring	214	-
Income taxes payable	25	72
TOTAL CURRENT LIABILITIES	4,254	4,623

Long-term other payables	229	253

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 7,741,686 shares as of September 30, 2012 and 9,207,730 shares as of December 31, 2011	17,808	23,414
Accumulated earnings (deficit)	(1,100)	1,963
Accumulated other comprehensive income	1,161	1,092
TOTAL STOCKHOLDERS’ EQUITY	17,869	26,469
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,352	$31,345

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended Semptember 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Sales	$4,311	$7,051	$13,350	$20,943
Cost of goods sold	2,384	3,108	6,541	8,827
Gross margin	1,927	3,943	6,809	12,116
Operating expenses:
Research and development	1,429	1,482	4,248	4,109
Selling, general and administrative	1,656	2,101	5,901	6,490
Provision for business restructuring	214	-	214	-
Total operating expenses	3,299	3,583	10,363	10,599
Operating income (loss)	(1,372)	360	(3,554)	1,517
Non-operating income (expense):
Interest income	31	13	238	45
Interest expense	-	-	-	(2)
Foreign currency transaction gain (loss)	(32)	(178)	(68)	(244)
Total non-operating income (expense)	(1)	(165)	170	(201)
Income (loss) before income taxes	(1,373)	195	(3,384)	1,316
Income tax (expense) benefit	44	(65)	321	(255)
Net income (loss)	($1,329)	$130	($3,063)	$1,061

Basic earnings (loss) per share	($0.17)	$0.01	($0.38)	$0.12
Diluted earnings (loss) per share	($0.17)	$0.01	($0.38)	$0.11
Weighted-average basic shares	7,740	9,270	8,080	9,159
Weighted-average diluted shares	7,740	9,391	8,080	9,323

See notes to consolidated financial statements

                                                                                                4

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Income (loss)	($1,329)	$130	($3,063)	$1,061
Other comprehensive income:
Foreign currency translation gain (loss)	131	(163)	70	164
Comprehensive income (loss)	($1,198)	($33)	($2,993)	$1,225

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($3,063)	$1,061
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	961	850
Equipment transferred to cost of goods sold	249	275
Share-based compensation	405	344
Net change in:
Trade accounts receivable	1,292	230
Inventories	(104)	(212)
Other current assets	188	76
Accrued cost of business restructuring	214	-
Accounts payable and accrued liabilities	(479)	(394)
Deferred revenue	(93)	(135)
Other long-term liabilities	(31)	214
Deposits and other long-term assets	-	58
Net cash provided by (used in) operating activities	(461)	2,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and equipment	(543)	(885)
Purchase of software technology	-	(2,089)
Cash provided by (used in) investing activities	(543)	(2,974)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	16	17
Repurchase of common stock	(6,026)	-
Payment of capital lease obligation	-	(92)
Cash provided by (used in) financing activities	(6,010)	(75)
Decrease in cash and cash equivalents	(7,014)	(682)

Effects of exchange rate changes on cash	81	120
Cash and cash equivalents at beginning of period	18,120	18,942
Cash and cash equivalents at end of period	$11,187	$18,380

Supplemental disclosure of non-cash financing activities:
Issuance of common stock for consideration in asset purchase
163,934 shares	$ -	$ 1,000

See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O prepared the financial statements as of September 30, 2012 and September 30, 2011 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.   These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in the Company's Form 10-K for the year ended December 31, 2011.

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

Stock-Based Compensation Expense

Data I/O measures and recognizes compensation expense as required for all share-based payment awards, including employee stock options and restricted stock awards, based on estimated fair values on the grant dates. Total share-based compensation is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
(in thousands)
Total share-based compensation	$123	$135	$405	$344

Income Tax

Historically when accounting for uncertainty in income taxes, Data I/O has not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three and nine months ended September 30, 2012.  However, the Company has adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

Data I/O has incurred net operating losses in the current and certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses and credit carryforwards, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future. There was $138,000 unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of September 30, 2012.

Tax years that remain open for examination include 2009, 2010 and 2011 in the United States of America. In addition, tax years from 2000 to 2008 may be subject to examination in the event that the Company utilizes the net operating losses and credit carryforwards from those years in its current or future year tax returns.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The objective of this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted.  We believe the adoption of this update will not impact our financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Reporting Standards (“ASU No. 2011-04”)  which amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment was effective for us at the beginning of January 2012.  The adoption of this amendment did not materially affect our financial statements.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	September 30, 2012	December 31, 2011
(in thousands)
Raw material	$2,293	$2,498
Work-in-process	1,285	985
Finished goods	490	481
Inventories	$4,068	$3,964

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:
	September 30, 2012	December 31, 2011
(in thousands)
Leasehold improvements	$479	$479
Equipment	7,628	7,515
	8,107	7,994
Less accumulated depreciation	6,955	6,505
Property and equipment, net	$1,152	$1,489

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

The following is a summary of the Company’s intangible software technology:
	September 30, 2012	December 31, 2011
(in thousands)
Intangible software technology	$3,089	$3,089
Less accumulated amortization	626	296
Intangible software technology, net	$2,463	$2,793

Future amortization expense related to this intangible asset is as follows:

For the years ending December 31:

Amortization
(in thousands)
2012 (remaining)	$110
2013	438
2014	438
2015	438
2016	438
Thereafter	601
Total	$2,463

NOTE 5 – BUSINESS RESTRUCTURING

As a result of the business downturn we experienced this year and the uncertain business outlook, we took restructuring actions in September 2012 to reduce quarterly operating expenses and production costs, with these actions reducing costs in the third quarter results by $47,000.  These actions included reductions in personnel and the use of contractors, professionals, and consultants, as well as focusing our development efforts on a smaller number of projects.

The restructuring charge associated with these actions was $214,000 and is primarily related to severance.  The restructuring charge was incurred in the third quarter and will be paid out during the fourth quarter of 2012 and first quarter of 2013.

An analysis of the business restructuring is as follows:

Restructuring	Reserve Balance Dec. 31, 2011	2012 Expense	2012 Payments/ Write-Offs	Reserve Balance Sept. 30, 2012
(in thousands)
Downsizing US operations:
Employee severance	$0	$105	$0	$105
Other costs	-	6	-	6
Downsizing foreign operations:
Employee severance	-	57	-	57
Other costs	-	46	-	46
Total	$0	$214	$0	$214

NOTE 6 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:
	September 30, 2012	December 31, 2011
(in thousands)
Product warranty	$293	$396
Sales return reserve	65	81
Other taxes	116	100
Other	150	133
Other accrued liabilities	$624	$710

The changes in Data I/O's product warranty liability for the nine months ending September 30, 2012 are as follows:
	September 30, 2012
(in thousands)
Liability, beginning balance	$396
Net expenses	541
Warranty claims	(541)
Accrual revisions	(103)
Liability, ending balance	$293

NOTE 7 – OPERATING LEASE COMMITMENTS

Data I/O has commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2012 (remaining)	$285
2013	1,011
2014	850
2015	801
2016	505
Total	$3,452

NOTE 8 – OTHER COMMITMENTS

Data I/O has purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At September 30, 2012, the purchase commitments and other obligations totaled $906,100 of which all but $140,700 are 2012 commitments.

NOTE 9 – CONTINGENCIES

As of September 30, 2012, Data I/O was not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Indemnification Arrangements:  We may, from time to time in the ordinary course of our business enter into contractual arrangements with third parties that include indemnification obligations.  Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities.  These arrangements include indemnities in favor of customers in the event that our programming system products infringe a third party's intellectual property and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause.  In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents.  These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made.  The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite.  We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both.  However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable.  We have not had any requests for indemnification under these arrangements.  Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements.  We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of September 30, 2012.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
(in thousands except per share data)
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	($1,329)	$130	($3,063)	$1,061

Denominator for basic earnings (loss) per share-
weighted-average shares	7,740	9,270	8,080	9,159
Employee stock options and awards	-	121	-	164

Denominator for diluted earnings (loss) per share-
adjusted weighted-average shares and assumed conversions of stock options	7,740	9,391	8,080	9,323

Basic and diluted earnings (loss) per share:
Total basic earnings (loss) per share	($0.17)	$0.01	($0.38)	$0.12
Total diluted earnings (loss) per share	($0.17)	$0.01	($0.38)	$0.11

The earnings per share computation for the three and nine months ended September 30, 2012 and 2011 excludes the following options to purchase common stock, as their effect is anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Anti-dilutive options to purchase shares	1,099,728	471,989	919,970	311,251

NOTE 11 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation for the three and nine months ended September 30, 2012 and 2011, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
(in thousands)
Cost of goods sold	$11	$12	$38	$33
Research and development	28	26	88	58
Selling, general and administrative	84	97	279	253
Total share-based compensation	$123	$135	$405	$344

Impact on net earnings per share:
Basic and diluted	($0.02)	($0.01)	($0.05)	($0.04)

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model.  The following weighted average assumptions were used to calculate the fair value of stock options granted during the three months and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Risk-free interest rates	N/A	1.39%	0.62%	0.66%
Volatility factors	N/A	0.55	0.53	0.54
Expected life of the option in years	N/A	4.00	4.00	4.00
Expected dividend yield	N/A	None	None	None

Stock option grants during the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Stock Options Granted	-	1,500	190,000	323,500

The remaining unamortized expected future compensation expense and remaining amortization period associated with unvested option grants and restricted stock awards at September 30, 2012 are:

September 30, 2012

Unamortized future compensation expense	$993,630
Remaining weighted average amortization period in years	2.38

NOTE 12 – SHARE REPURCHASE PROGRAMS

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

There has been no further share repurchase program activity during the quarters ended June 30, 2012 and September 30, 2012.

The following is a summary of share repurchase activity under both plans through September 30, 2012:

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

(1) Program terminated January 13, 2012
(2) Program terminated March 26, 2012

NOTE 13 – SUBSEQUENT EVENTS

On October 25th, 2012, we announced the appointment of Anthony Ambrose as President and Director effective immediately and as Chief Executive Officer effective November 14, 2012.  Prior to joining Data I/O, Mr. Ambrose, age 51, was Owner and Principal of Cedar Mill Partners, LLC a strategy consulting firm. Until 2011, he was Vice President and General Manager at RadiSys Corporation where he led three product divisions and worldwide engineering.  Until 2007, Anthony was general manager and held several other progressively responsible positions at Intel Corporation.

Pursuant to NASDAQ rules, the initial equity compensation for Anthony Ambrose was approved by the independent directors and will be classified as an employment inducement grant on October 25, 2012 consisting of 200,000 Non-Qualified Stock Options vesting quarterly over 4 years with a six year life and a 75,000 Restricted Stock Award vesting annually over 4 years.

Subsequent to the end of the quarter ended September 30, 2012, we repatriated $1 million of cash without foreign tax pursuant to a tax holiday incentive arrangement, representing full distribution of earnings under that arrangement.

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

OVERVIEW

Starting during the second half of 2011 and continuing during 2012, we experienced a decrease in customer demand.  We believe the decline in orders and revenue is due primarily to overcapacity in the installed base of programming equipment causing reduced capital spending.  We believe the underlying decrease in demand is due to a downturn in Asia-based electronics manufacturing caused in part by the economic uncertainty related to the European sovereign debt situation.  We continued to focus on our primary goal of profitably managing the business, while developing, launching and enhancing products to drive revenue and return to profitability.

Our challenge continues to be operating in a cyclical and rapidly evolving industry environment.  Although our solutions address the growing flash and microcontroller markets and the resulting need for programming, our opportunity to experience significant growth occurs when there is increased capacity needed to address the combination of growing file sizes and the growth in the flash and microcontroller markets.  However, we compete for this capacity growth against alternative methods of loading data, such as programming after placement, or the increased efficiency of the installed base of equipment, which has and continues to constrain the programming equipment market.  Additional factors impacting demand for our solutions other than capacity, include quality and yield requirements; process alternatives; new device and handling technologies and factory integration.  We are continuing our efforts to balance market forces, business geography shifts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.

We continue to focus on extending the capabilities and support for our FlashCORE architecture, and the RoadRunner, FLX, PS and FlashPAK product lines as well as developing new product platforms.  Our applications innovation strategy provides complete solutions to target customer’s business problems.  These solutions generally have a larger software element, may involve third-party components, and in many cases will be developed or customized to address the specific requirements of individual customers.  We believe by adding these features to our strategic product platforms, we will continue to set ourselves apart from other product suppliers and elevate our relationships with our customers to a partner level.  We consider the Azido technology, which we acquired  in April 2011, to be a strategic platform for programmer and product development.

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless, automotive, industrial controls and programming centers and supporting e-MMC, NAND Flash and microcontrollers on our newer products to gain new accounts.  We also provide product solutions used by electronics design engineers.  We continued to leverage our China operations to take advantage of the growth of manufacturing in China and to operate close to our customers.  We continued to address the effectiveness of our sales and marketing organization and sales channels, including evaluating alternative or supplemental channels, to reach a larger number of customers and providing our channel partners with extensive product, sales and service training.

As a result of the business downturn we experienced this year and the uncertain business outlook, we took restructuring actions in September 2012 expected to reduce quarterly operating expenses and production costs by approximately $300,000, with $47,000 of that amount already included in the third quarter results.  These actions included reductions in personnel and the use of contractors, professionals, and consultants, as well as focusing our development efforts on a smaller number of projects.

On October 25th, 2012, we announced the appointment of Anthony Ambrose as President and Director effective immediately and as Chief Executive Officer effective November 14, 2012.  Prior to joining Data I/O, Mr. Ambrose, age 51, was Owner and Principal of Cedar Mill Partners, LLC a strategy consulting firm. Until 2011, he was Vice President and General Manager at RadiSys Corporation where he led three product divisions and worldwide engineering.  Until 2007, Anthony was general manager and held several other progressively responsible positions at Intel Corporation.  Currently, he is familiarizing himself with our business and evaluating our strategies for profitability and growth.

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

Results of Operations

Net Sales

	Three Months Ended			Nine Months Ended
Net sales by product line	September 30, 2012	Change	September 30, 2011	September 30, 2012	Change	September 30, 2011
(in thousands)
Automated programming systems	$2,780	(43.4%)	$4,914	$8,399	(38.9%)	$13,746
Non-automated programming systems	1,531	(28.4%)	2,137	4,951	(31.2%)	7,197
Total programming systems	$4,311	(38.9%)	$7,051	$13,350	(36.3%)	$20,943

	Three Months Ended			Nine Months Ended
Net sales by location	September 30, 2012	Change	September 30, 2011	September 30, 2012	Change	September 30, 2011
(in thousands)
United States	$831	(10.5%)	$928	$2,057	0.8%	$2,041
% of total	19.3%		13.2%	15.4%		9.7%

International	$3,480	(43.2%)	$6,123	$11,293	(40.3%)	$18,902
% of total	80.7%		86.8%	84.6%		90.3%

Revenues for the third quarter of 2012 were $4.3 million, down 39% compared with $7.1 million in the third quarter of 2011, and down 20% from $5.4 million in the second quarter of 2012.  We believe the decline in revenue compared to last year relates primarily to reduced capital spending resulting from a downturn in Asia-based electronics manufacturing and economic uncertainty related to the European sovereign debt situation.  Our revenues were impacted by the change in the Euro translation rate, compared to one year ago, with the Euro devaluation resulting in $151,000 less revenue in the third quarter of 2012.  Backlog at September 30, 2012 was $1.0 million.

On a regional basis, revenue declined in Asia 57%, Europe 40% and the Americas 17% compared to the third quarter of 2011.  On a product basis, the revenue decrease was primarily from our automated PS and FLX families as well as FlashPak, offset in part by higher revenues from our RoadRunner family, compared to the third quarter of 2011.

For the first nine months of 2012 compared to 2011, the decrease in revenues are primarily attributed to the same factors as the third quarter of 2012.

Gross Margin

	Three Months Ended			Nine Months Ended
	September 30, 2012	Change	September 30, 2011	September 30, 2012	Change	September 30, 2011
(in thousands)
Gross margin	$1,927	(51.1%)	$3,943	$6,809	(43.8%)	$12,116
Percentage of net sales	44.7%		55.9%	51.0%		57.9%

Gross margin as a percentage of sales in the third quarter of 2012 was 44.7%, compared with 55.9% in the third quarter of 2011.  This decrease, both in dollars and as a percentage of gross margin, was primarily due to the decreased sales volume in relation to  certain fixed manufacturing costs, as well as an excess and obsolete inventory charge of $164,000.

Gross margin as a percentage of sales for the nine months ending September 30, 2012 was 51.0%, compared to 57.9% during the same period in 2011 primarily due to same factors as in the third quarter of 2012.

Research and Development

	Three Months Ended			Nine Months Ended
	September 30, 2012	Change	September 30, 2011	September 30, 2012	Change	September 30, 2011
(in thousands)
Research and development	$1,429	(3.6%)	$1,482	$4,248	3.4%	$4,109
Percentage of net sales	33.1%		21.0%	31.8%		19.6%

Research and development (“R&D”) spending in the third quarter of 2012 decreased by $53,000 compared to the same period in 2011 primarily due to $94,000 lower consultant and contractor expense and $29,000 less R&D materials, offset in part by higher depreciation and travel.

R&D expenses increased $139,000 for the first nine months of 2012 compared to the same period in 2011.  The increase includes higher Azido related costs of $214,000, $47,000 higher patent related fees, $85,000 less engineering labor charged to cost of goods sold, and higher depreciation expense of $83,000, offset in part by $280,000 lower consultant and contractor expense.

Other than spending variations on R&D projects, we expect that our restructuring actions should result in reduced R&D expense going forward.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	September 30, 2012	Change	September 30, 2011	September 30, 2012	Change	September 30, 2011
(in thousands)
Selling, general & administrative	$1,656	(21.2%)	$2,101	$5,901	(9.1%)	$6,490
Percentage of net sales	38.4%		29.8%	44.2%		31.0%

Selling, general and administrative (“SG&A”) expenses in the third quarter of 2012 decreased by $445,000 compared to the same period in 2011 primarily due to $126,000 lower professional and contractor fees, $105,000 lower sales commissions resulting from lower sales volume, $85,000 lower incentive compensation, $62,000 lower Azido consulting expense, and $33,000 lower depreciation expense.

Excluding the CEO search firm and separation expense of $468,000 this year, SG&A expenses for the first nine months of 2012 decreased by $1,057,000 compared to the same period in 2011, primarily due to $280,000 lower incentive compensation, $223,000 lower professional  and contractor fees, $169,000 lower commissions, $136,000 lower payroll related costs, and $71,000 lower Azido related costs.

Interest

	Three Months Ended			Nine Months Ended
	September 30, 2012	Change	September 30, 2011	September 30, 2012	Change	September 30, 2011
(in thousands)
Interest income	$31	138.5%	$13	$238	428.9%	$45

Interest income for the third quarter of 2012 increased by $18,000 compared to the same period in 2011 primarily related to interest received related to a German tax refund and higher invested balances in foreign accounts.

Interest income for the first nine months of 2012 increased by $193,000 compared to the same period in 2011, primarily due to the same factors as in the second quarter of 2012.

Income Taxes

	Three Months Ended			Nine Months Ended
	September 30, 2012	Change	September 30, 2011	September 30, 2012	Change	September 30, 2011
(in thousands)
Income tax (expense) benefit	$44	(167.7%)	($65)	$321	(225.9%)	($255)

Income tax (expense) benefit recorded for the third quarter and first nine months of 2012 and 2011 resulted primarily from foreign taxes on income and tax refunds in our foreign subsidiaries.  During the second quarter of 2012, we prevailed in tax issues from the 1995-1998 years related to an acquisition and we received refunds from German tax authorities of approximately $318,000.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes and refunds.  Data I/O has a valuation allowance of $10.2 million as of September 30, 2012.  Our deferred tax assets and valuation allowance have been reduced by approximately $138,000 associated with the requirements of accounting for uncertain tax positions as of September 30, 2012.  Given the uncertainty created by our past loss history and the cyclical nature of the industry in which we operate, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Financial Condition

Liquidity and Capital Resources

	September 30, 2012	Change	December 31, 2011
(in thousands)
Working capital	$14,398	($7,957)	$22,355

The Company’s cash position at September 30, 2012 increased slightly during the third quarter to $11.2 million.  The change in cash was primarily attributable to decreasing accounts receivable by $596,000 to $3 million and inventories by $567,000 to $4.1 million at September 30, 2012, offsetting the loss for the quarter.  The Company remains debt free as of September 30, 2012.

For the nine months ending September 30, 2012, the decrease in working capital primarily relates to cash used in our share repurchase programs of $6.0 million completed in the first quarter of 2012 and due to our year to date net losses.

Although we have no significant capital expenditure plans currently, we expect that we will continue to make capital expenditures to support our business.  Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, international expansion and selling and marketing efforts, we have required substantial working capital to fund our operations.  Over the last few years, we restructured our operations to lower our costs and operating expenditures in some geographic regions, while investing in other regions, and to lower the level of revenue required for our net income breakeven point or offsetting in part costs rising over time, to preserve our cash position and to focus on profitable operations.  We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  Approximately $9.5 million of our cash is located in foreign subsidiary accounts at September 30, 2012.  Subsequent to the end of the quarter ended September 30, 2012, we repatriated $1 million of cash without foreign tax pursuant to a tax holiday incentive arrangement, representing full distribution of earnings under that arrangement.  Although we have no other current repatriation plans, there may be tax and other impediments to repatriating the cash to the United States.  Our working capital may be used to fund share repurchases and growth initiatives including acquisition, which could reduce our liquidity.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

Share  Repurchase Programs

The $1 million dollar share repurchase plan announced in October of 2011 resulted in $42,000 of stock buybacks during the first quarter of 2012.  This program was cancelled in January 2012, after the new expanded $6 million dollar repurchase program announced in January 2012 went into effect.  Share repurchases for $6 million were made during the first quarter of 2012, completing this program.  These programs were made under 10b5-1 plans that allowed purchases to take place at any time.  See accompanying consolidated financial statements Note 12, “Share Repurchase Programs”.

OFF-Balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 7, “Operating Lease Commitments” and Note 8, “Other Commitments”, Data I/O had no off-balance sheet arrangements.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment. The objective of this update is to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted.  We believe the adoption of this update will not impact our financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Reporting Standards (“ASU No. 2011-04”)  which amended the guidance regarding fair value measurement and disclosure. The amended guidance clarifies the application of existing fair value measurement and disclosure requirements. The amendment was effective for us at the beginning of January 2012.  The adoption of this amendment did not materially affect our financial statements.

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

As of September 30, 2012, Data I/O was not a party to any material pending legal proceedings.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

                                None

Item 3.            Defaults Upon Senior Securities

                                None

Item 4.            Mine Safety Disclosures

                                Not Applicable

Item 5.            Other Information

                                None

Item 6.             Exhibits

(a)    Exhibits

10        Material Contracts:

10.23                 Anthony Ambrose Offer Letter  (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on October 29, 2012).

10.24                 Executive Agreement with Anthony Ambrose dated October 25, 2012.

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

DATED:   November 13, 2012

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

DATED:   November 13, 2012

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

DATED:   November 13, 2012

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Frederick R. Hume, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)       The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and

(2)       The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Frederick R. Hume

Frederick R. Hume

Chief Executive Officer

(Principal Executive Officer)

November 13, 2012

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2012 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)       The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and

(2)       The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

November 13, 2012

