Form 10-Q
period 2013-03-31
DATA I/O CORP
filed 2013-05-15
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Shares of Common Stock, no par value, outstanding as of May 1, 2013:

7,752,859

PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	March 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,392	$10,528
Trade accounts receivable, net of allowance for doubtful accounts of $89 and $89, respectively	2,870	2,648
Inventories	3,626	4,033
Other current assets	394	486
TOTAL CURRENT ASSETS	17,282	17,695

Property, plant and equipment – net	847	1,006
Intangible software technology – net	34	35
Other assets	84	86
TOTAL ASSETS	$18,247	$18,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$981	$850
Accrued compensation	900	1,183
Deferred revenue	1,209	1,238
Other accrued liabilities	625	539
Accrued costs of business restructuring	-	25
Income taxes payable	23	23
TOTAL CURRENT LIABILITIES	3,738	3,858

Long-term other payables	228	219

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 7,752,859 shares as of March 31, 2013
and 7,741,686 shares as of December 31, 2012	18,002	17,928
Accumulated earnings (deficit)	(4,925)	(4,466)
Accumulated other comprehensive income	1,204	1,283
TOTAL STOCKHOLDERS’ EQUITY	14,281	14,745
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,247	$18,822

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATION
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Net Sales	$4,759	$3,679
Cost of goods sold	2,218	1,737
Gross margin	2,541	1,942
Operating expenses:
Research and development	1,205	1,392
Selling, general and administrative	1,806	2,250
Total operating expenses	3,011	3,642
Operating income (loss)	(470)	(1,700)
Non-operating income (expense):
Interest income	18	33
Foreign currency transaction gain (loss)	(3)	9
Total non-operating income (expense)	15	42
Income (loss) before income taxes	(455)	(1,658)
Income tax (expense) benefit	(4)	(19)
Net income (loss)	($459)	($1,677)

Basic earnings (loss) per share	($0.06)	($0.19)
Diluted earnings (loss) per share	($0.06)	($0.19)
Weighted-average basic shares	7,749	8,765
Weighted-average diluted shares	7,749	8,765

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2013	2012

Net Income (loss)	($459)	($1,677)
Other comprehensive income:
Foreign currency translation gain (loss)	(79)	103
Comprehensive income (loss)	($538)	($1,574)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share amounts)
(UNAUDITED)

	For the Three Months Ended March 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($459)	($1,677)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	179	316
Equipment transferred to cost of goods sold	-	4
Share-based compensation	70	131
Net change in:
Trade accounts receivable	(236)	2,486
Inventories	400	(510)
Other current assets	88	178
Accrued cost of business restructuring	(25)	-
Accounts payable and accrued liabilities	(60)	(376)
Deferred revenue	7	(293)
Other long-term liabilities	(13)	-
Net cash provided by (used in) operating activities	(49)	259

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(21)	(153)
Cash provided by (used in) investing activities	(21)	(153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5	13
Repurchase of common stock	-	(6,026)
Cash provided by (used in) financing activities	5	(6,013)
Decrease in cash and cash equivalents	(65)	(5,907)

Effects of exchange rate changes on cash	(71)	71
Cash and cash equivalents at beginning of period	10,528	18,120
Cash and cash equivalents at end of period	$10,392	$12,284

Supplemental disclosure of non-cash financing activities:
Cash paid during the year for:
Income Taxes	$19	$10
See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of March 31, 2013 and March 31, 2012 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2012.

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

Sales were recorded net of actual sales returns and changes to the associated sales return reserve.  Sales return reserves were $60,000 and $60,000 at March 31, 2013 and December 31, 2012, respectively.

When we sell software separately, we recognize software revenue upon shipment provided that only inconsequential obligations remain on our part, substantive acceptance conditions, if any, have been met and when the fee is fixed and determinable and when collection is deemed probable.

Certain fixed-price engineering services contracts that require significant production or customization of software, are accounted for using the percentage-of-completion method.  We use the percentage-of-completion method of accounting because it is the most accurate method to recognize revenue based on the nature and scope of certain of our fixed-price engineering services contracts.  It is a better measure of periodic income results than other methods and it better matches revenue recognized with the cost incurred.  Percentage-of-completion is measured based primarily on input measures such as hours incurred to date compared to estimated total hours at completion, with consideration given to output measures, such as contract milestones, when applicable.  Significant judgment is required when estimating total hours and progress to completion on these arrangements which determines the amount of revenue we recognize as well as whether a loss is recognized if expected to be incurred upon project completion.  Revisions to hour and cost estimates are incorporated in the period the amounts are recognized if the results of the period have not been reported; otherwise, the revision of estimates are recognized in the period in which the facts that give rise to the revision become known.  No revenues were recorded using the percentage-of-completion method during the three months ended March 31, 2013 and 2012, respectively.

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

Stock-Based Compensation Expense

We measure and recognize compensation expense as required for all share-based payment awards, including employee stock options and restricted stock awards, based on estimated fair values on the grant dates.  Total share-based compensation is as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
(in thousands)
Total share-based compensation	$70	$131

Income Tax

Historically when accounting for uncertainty in income taxes, we have not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months ended March 31, 2013.  However, we have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

We have incurred net operating losses in the current and certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses and credit carryforwards, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future.  There was $132,000 and $115,000 unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of March 31, 2013 and 2012, respectively.

Tax years that remain open for examination include 2009, 2010, 2011 and 2012 in the United States of America.  In addition, tax years from 2000 to 2008 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in its current or future year tax returns.

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”). The objective of ASU 2013-05 is to clarify the applicable guidance for the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for annual and interim reporting periods beginning after December 15, 2013 with early adoption permitted.  We are currently evaluating the impact that the adoption will have on the determination or reporting of our financial results.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period.  For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for us on January 1, 2013.  The adoption of this update did not have a material impact on our financial statements.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment”, which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. Because the qualitative assessment is optional, an entity is permitted to bypass it for any indefinite-lived intangible asset in any period and apply the quantitative test. ASU 2012-02 also permits the entity to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted.  The adoption of this update did not have a material impact on our financial statements.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	March 31, 2013	December 31, 2012
(in thousands)
Raw material	$1,936	$2,166
Work-in-process	1,200	1,262
Finished goods	490	605
Inventories	$3,626	$4,033

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:
	March 31, 2013	December 31, 2012
(in thousands)
Leasehold improvements	$481	$481
Equipment	7,015	7,618
	7,496	8,099
Less accumulated depreciation	6,649	7,093
Property and equipment, net	$847	$1,006

NOTE 4 – INTANGIBLE SOFTWARE TECHNOLOGY, NET

On April 29, 2011, we purchased software technology for $2 million in cash and issuance of 163,934 shares of our common stock, valued at $1 million on the date of purchase.  Acquisition costs of $89,000 were capitalized as part of the transaction.  The transaction was accounted for as an asset purchase.

We will pay and expense royalties (of 4% for five years to the seller and 2.5% for three years to the developer) for directly associated revenues relating to this acquired software technology.  No royalty expense has been recognized since the acquisition date.

A year end 2012 impairment analysis was performed due to indicators of impairment from changes in our use and plans for Azido technology and our market capitalization being below our net book value.  During the fourth quarter of 2012, changes in Azido projects and projected cash flows, which decreased or eliminated our expected future cash flows related to Azido technology’s use or disposition, resulted in an impairment charge of $2.3 million and a carrying value of $35,000 at December 31, 2012.

The following is a summary of our intangible software technology:

	March 31, 2013	December 31, 2012
(in thousands)
Intangible software technology	$35	$3,089
Less impairment charge	-	2,318
Less accumulated amortization	1	736
Intangible software technology, net	$34	$35

NOTE 5 – BUSINESS RESTRUCTURING

As a result of the business downturn we experienced this past year and the uncertain business outlook at that time, we took restructuring actions in September 2012 to reduce quarterly operating expenses and production costs.  These actions included reductions in personnel and the use of contractors, professionals, and consultants, as well as focusing our development efforts on a smaller number of projects.

The restructuring charge associated with these actions was $207,000 and was primarily related to severance.  The restructuring charge was incurred in the third quarter of 2012 and was completed and has been fully paid out in the first quarter of 2013.

An analysis of the business restructuring is as follows:

	Reserve Balance Dec 31, 2011	2012 Expense	2012 Payments/ Write-Offs	Reserve Balance Dec 31, 2012	2013 Expense	2013 Payments/ Write-Offs	Reserve Balance Mar 31, 2013
(in thousands)
Downsizing US operations:
Employee severance	$0	$103	$103	$0	$0	$0	$0
Other costs	-	4	4	-	-	-	-
Downsizing foreign operations:
Employee severance	-	57	32	25	-	25	-
Other costs	-	43	43	-	-	-	-
Total	$0	$207	$182	$25	$0	$25	$0

NOTE 6 – OTHER ACCRUED LIABILITIES

	March 31, 2013	December 31, 2012
(in thousands)
Product warranty	$301	$260
Sales return reserve	60	60
Other taxes	113	86
Other	151	133
Other accrued liabilities	$625	$539

The changes in Data I/O's product warranty liability for the three months ending March 31, 2013 are as follows:

March 31, 2013
(in thousands)
Liability, beginning balance	$260
Net expenses	85
Warranty claims	(85)
Accrual revisions	41
Liability, ending balance	$301

NOTE 7 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2013 (remaining)	$719
2014	888
2015	840
2016	513
Total	$2,960

NOTE 8 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At March 31, 2013, the purchase commitments and other obligations totaled $821,000 of which all but $6,000 are 2013 commitments.

NOTE 9 – CONTINGENCIES

As of March 31, 2013, we were not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Indemnification Arrangements:  We may, from time to time in the ordinary course of our business enter into contractual arrangements with third parties that include indemnification obligations.  Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities.  These arrangements include indemnities in favor of customers in the event that our programming system products infringe a third party's intellectual property and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause.  In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents.  These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made.  The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite.  We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both.  However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable.  We have not had any requests for indemnification under these arrangements.  Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements.  We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of March 31, 2013.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2013	March 31, 2012
(in thousands except per share data)
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	($459)	($1,677)

Denominator for basic earnings (loss) per share-
weighted-average shares	7,749	8,765
Employee stock options and awards	-	-

Denominator for diluted earnings (loss) per share-
adjusted weighted-average shares and
assumed conversions of stock options	7,749	8,765

Basic and diluted earnings (loss) per share:
Total basic earnings (loss) per share	($0.06)	($0.19)

The earnings per share computation for the three months ended March 31, 2013 and 2012 excludes the following options to purchase common stock, as their effect is anti-dilutive:

	Three Months Ended
	March 31, 2013	March 31, 2012

Anti-dilutive options to purchase shares	1,072,499	682,981

NOTE 11 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three months ended March 31, 2013 and 2012, respectively, was as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
(in thousands)
Cost of goods sold	$11	$12
Research and development	20	26
Selling, general and administrative	39	93
Total share-based compensation	$70	$131

Impact on net earnings per share:
Basic and diluted	($0.01)	($0.01)

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model.  The following weighted average assumptions were used to calculate the fair value of stock options granted during the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31, 2013	March 31, 2012

Risk-free interest rates	0.68%	0.70%
Volatility factors	0.54	0.52
Expected life of the option in years	4.00	4.00
Expected dividend yield	None	None

Stock option grants during the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012

Stock Options Granted	30,000	15,000

The remaining unamortized expected future compensation expense and remaining amortization period associated with unvested option grants and restricted stock awards at March 31, 2013 are:

March 31, 2013
Unamortized future compensation expense	$879,684
Remaining weighted average amortization period in years	2.57

NOTE 12 – SHARE REPURCHASE PROGRAMS

On October 20, 2011, we announced a stock repurchase program to buy back up to $1 million dollars of stock over four quarters.  On January 13, 2012, this stock repurchase program was terminated.  Under this program, we have repurchased 73,497 shares of stock at an average price of $3.96 for a total of $291,260 plus $2,983 in commissions.

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

There has been no further share repurchase program activity from April 1, 2012 to March 31, 2013.

The following is a summary of share repurchase activity under both plans through March 31, 2013:

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

(1) Program terminated January 13, 2012
(2) Program terminated March 26, 2012

NOTE 13 – SUBSEQUENT EVENTS

We took restructuring actions in April 2013 to reduce our excess office space and eliminate certain job positions.  The positions eliminated will allow us to have the flexibility to add other critical positions or change fixed to variable costs through outsourcing.

The restructuring charges associated with these actions are expected to be approximately $195,000 for personnel severance related costs; and to be approximately $330,000 for lease abandonment space.  These restructuring charges will be recorded in the second quarter of 2013; however the $330,000 related to lease abandonments will continue to be paid over the term of the leases unless the applicable leases are renegotiated with the landlords or costs are partially offset by unanticipated subleases.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements herein regarding industry prospects or trends; expected revenues; expected level of expense; future results of operations; reversals of tax valuation allowances; restructuring implications; breakeven point, or financial position; changes in gross margin; economic conditions and capital spending outlook; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; sales channels and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of these forward-looking statements after the date of this report.  The reader should not place undue reliance on these forward-looking statements.  The discussions above and in the section in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in our Annual report on Form 10-K for the year ended December 31, 2012 describe some, but not all, of the factors that could cause these differences.

OVERVIEW

We have renewed our focus on managing the core programming business to return to profitability, while developing and enhancing products to drive future revenue and earnings growth.  Our challenge continues to be operating in a cyclical and rapidly evolving industry environment.  We are continuing our efforts to balance business geography shifts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.  Subsequent to the end of the first quarter of 2013, we took further restructure actions discussed below under “Business Restructuring Progress”.

We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, automated programming systems for the manufacturing environment and software.  We continue to focus on extending the capabilities and support for our product lines.

At the end of 2012, an impairment evaluation of our Azido software technology acquired in April of 2011 resulted in a $2.3 million write down of the investment.  We are continuing the process of evaluating strategic alternatives for the Azido technology.

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless, automotive, industrial controls and programming centers and supporting NAND Flash, like e-MMC, and microcontrollers on our newer products.

BUSINESS RESTRUCTURING PROGRESS

As a result of the business downturn we experienced in the second half of 2011 and in 2012, as well as the uncertain business outlook at the time, we took restructuring actions in September 2012 to reduce quarterly operating expenses and production costs.  These actions included reductions in personnel and the use of contractors, professionals, and consultants, as well as focusing our development efforts on a smaller number of projects. The net restructuring charge associated with these 2012 actions was $207,000 and was primarily related to severance.  The remaining 2012 restructuring actions were completely paid out during the first quarter of 2013.

We took additional restructuring actions after the end of the first quarter in April 2013 to reduce our excess office space and eliminate certain job positions.  The positions eliminated will allow us to have the flexibility to add other critical positions or change fixed to variable costs through outsourcing.  The net effect of the space and personnel reductions, offset in part by the other planned additions, will be to reduce annual operating expenses by approximately $300,000 when fully implemented by the third quarter of 2013.

The restructuring charges associated with the April 2013 actions are expected to be approximately $195,000 for personnel severance related costs and approximately $330,000 for lease abandonment space.  These restructuring charges will be recorded in the second quarter of 2013; however the $330,000 related to lease abandonments will continue to be paid over the term of the leases unless the applicable leases are renegotiated with the landlords or costs are partially offset by unanticipated subleases.

cRITICAL aCCOUNTING pOLICY jUDGMENTS AND eSTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, estimating the percentage-of-completion on fixed-price professional engineering service contracts, sales returns, bad debts, inventories, investments, intangible assets, income taxes, warranty obligations, restructuring charges, contingencies such as litigation, and contract terms that have multiple elements and other complexities typical in the capital equipment industry.  We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

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

Sales were recorded net of actual sales returns and changes to the associated sales return reserve.  Sales return reserves were $60,000 and $60,000 at March 31, 2013 and December 31, 2012, respectively.

When we sell software separately, we recognize software revenue upon shipment provided that only inconsequential obligations remain on our part, substantive acceptance conditions, if any, have been met and when the fee is fixed and determinable and when collection is deemed probable.

Certain fixed-price engineering services contracts that require significant production or customization of software are accounted for using the percentage-of-completion method.  We use the percentage-of-completion method of accounting because it is the most accurate method to recognize revenue based on the nature and scope of certain of our fixed-price engineering services contracts.  It is a better measure of periodic income results than other methods and it better matches revenue recognized with the cost incurred.  Percentage-of-completion is measured based primarily on input measures such as hours incurred to date compared to estimated total hours at completion, with consideration given to output measures, such as contract milestones, when applicable.  Significant judgment is required when estimating total hours and progress to completion on these arrangements which determines the amount of revenue we recognize as well as whether a loss is recognized if expected to be incurred upon project completion.  Revisions to hour and cost estimates are incorporated in the period the amounts are recognized if the results of the period have not been reported; otherwise, the revision of estimates are recognized in the period in which the facts that give rise to the revision become known.  No revenues were recorded using the percentage-of-completion method during the three months ended March 31, 2013 and 2012, respectively.

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

Tax Valuation Allowances:  Given the uncertainty created by our loss history, as well as the current uncertain economic outlook for our industry and capital spending, we expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances.  At the current time, we expect, therefore, that reversals of the tax valuation allowance will take place only as we are able to take advantage of the underlying tax loss or other attributes in carry forward.  The transfer pricing and expense or cost sharing arrangements are complex areas where judgments, such as the determination of arms-length arrangements, can be subject to challenges by different tax jurisdictions.

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

Results of Operations

Net Sales

	Three Months Ended
Net sales by product line	March 31, 2013	Change	March 31, 2012
(in thousands)
Automated programming systems	$2,942	44.9%	$2,030
Non-automated programming systems	1,817	10.2%	1,649
Total programming systems	$4,759	29.4%	$3,679

	Three Months Ended
Net sales by location	March 31, 2013	Change	March 31, 2012
(in thousands)
United States	$361	(23.2%)	$470
% of total	7.6%		12.8%

International	$4,398	37.1%	$3,209
% of total	92.4%		87.2%

Our increase in orders and net sales, when compared to the first quarter of 2012, was primarily due to purchasing by wireless original equipment manufacturer (“OEM”) and related electronics manufacturing service (“EMS”) customers and a new consumer home electronics customer.  On a regional basis, net sales increased 99% in the Americas and 5% in Asia, while declining 1% in Europe compared to the first quarter of 2012.

Orders for the first quarter of 2013 were $4.8 million, up 13%, compared with $4.2 million in the first quarter of 2012.  On a regional basis, order bookings increased 69% in the Americas and 21% in Asia, while declining 35% in Europe compared to the first quarter of 2012.  We ended the quarter with a backlog of $0.9 million, compared to $1.6 million at the end of the first quarter of 2012 and $0.9 million at December 31, 2012.

Gross Margin

	Three Months Ended
	March 31, 2013	Change	March 31, 2012
(in thousands)
Gross margin	$2,541	30.8%	$1,942
Percentage of net sales	53.4%		52.8%

Gross margin as a percentage of sales in the first quarter of 2013 was 53.4%, compared with 52.8% in the first quarter of 2012.  This increase was primarily due to the increased sales volume in relation to fixed costs and less unfavorable variances.

Research and Development

	Three Months Ended
	March 31, 2013	Change	March 31, 2012
(in thousands)
Research and development	$1,205	(13.4%)	$1,392
Percentage of net sales	25.3%		37.8%

Research and development (“R&D”) decreased by $187,000 in the first quarter of 2013 compared to the same period in 2012 primarily due to the elimination of most of the amortization and expenses related to the Azido initiative, as well as savings from personnel reductions from the September 2012 restructuring actions.

Selling, General and Administrative

	Three Months Ended
	March 31, 2013	Change	March 31, 2012
(in thousands)
Selling, general & administrative	$1,806	(19.7%)	$2,250
Percentage of net sales	37.9%		61.2%

Selling, General and Administrative expenses decreased $444,000, primarily related to CEO search firm and separation pay expense of $425,000 in the first quarter of 2012 and savings from personnel reductions from the September 2012 restructuring actions, offset in part by higher incentive compensation and higher commissions related to sales volume and channel mix.

Interest

	Three Months Ended
	March 31, 2013	Change	March 31, 2012
(in thousands)
Interest income	$18	(45.5%)	$33

Interest income for the first quarter of 2013 decreased compared to the same period in 2012 primarily related to lower invested balances.

Income Taxes

	Three Months Ended
	March 31, 2013	Change	March 31, 2012
(in thousands)
Income tax (expense) benefit	($4)	(78.9%)	($19)

Income tax (expense) benefit recorded for the first quarter of 2013 and 2012 resulted primarily from foreign taxes on income in our foreign subsidiaries.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $10.8 million as of March 31, 2013.  Our deferred tax assets and valuation allowance have been reduced by approximately $132,000 and $115,000 associated with the requirements of accounting for uncertain tax positions as of March 31, 2013 and 2012, respectively.  Given the uncertainty created by our past loss history and the cyclical nature of the industry in which we operate, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Financial Condition

Liquidity and Capital Resources

	March 31, 2013	Change	December 31, 2012
(in thousands)
Working capital	$13,544	($293)	$13,837

Our cash position at March 31, 2013 decreased slightly during the quarter to $10.4 million. The use of cash was primarily attributable to funding the operating loss, which was offset in part by other changes in working capital.  Accounts receivable increased to $2.9 million at March 31, 2013 compared to $2.6 million at December 31, 2012, primarily due to the higher sales volume, and benefited from effective collection efforts.  Inventories were at $3.6 million at March 31, 2013, down from $4.0 million at December 31, 2012. We expect that inventories will increase during the second quarter as we expect to replenish or increase certain product inventories.

Although we have no significant capital expenditure plans currently, we expect that we will continue to make capital expenditures to support our business.  Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, selling and marketing efforts, we have required substantial working capital to fund our operations.  Over the last few years and again subsequent to the end of the first quarter of 2013, we restructured our operations to lower our costs and operating expenditures in some geographic regions, while investing in other regions; and to lower the level of revenue required for our net income breakeven point; or offsetting in part, costs rising over time; to preserve our cash position and to focus on profitable operations. See “Business Restructuring Progress” discussion above for future expected restructuring related payments.

We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  Approximately $8.5 million of our cash is located in foreign subsidiary accounts at March 31, 2013.  Although we have no current repatriation plans, there may be tax and other impediments to repatriating the cash to the United States.  Our working capital may be used to fund share repurchases and growth initiatives including acquisitions, which could reduce our liquidity.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

Share Repurchase Programs

The $1 million dollar share repurchase plan announced in October of 2011 resulted in $42,000 of stock buybacks during the first quarter of 2012.  This program was cancelled in January 2012, after the new expanded $6 million dollar repurchase program announced in January 2012 went into effect.  Share repurchases for $6 million were made during the first quarter of 2012, completing this program.  No further repurchase programs have been approved through March 31, 2013 and none are currently planned. See accompanying consolidated financial statements Note 12, “Share Repurchase Programs”.

OFF-Balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 7, “Operating Lease Commitments” and Note 8, “Other Commitments”, we have no off-balance sheet arrangements.

Non-Financial Generally accepted accounting principles (GAAP) Measure

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) was a loss of $294,000 and $1,375,000 for the three months ended March 31, 2013 and 2012, respectively.  This non-GAAP financial measure should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.  We believe that this non-GAAP financial measure provides meaningful supplemental information regarding our results and facilitates the comparison of results.  A reconciliation of net income (loss) to EBITDA follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
(in thousands)
Net Income (loss)	($459)	($1,677)
Interest income	(18)	(33)
Taxes	4	19
Depreciation and amortization	179	316
EBITDA earnings (loss)	($294)	($1,375)

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”). The objective of ASU 2013-05 is to clarify the applicable guidance for the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. ASU 2013-05 is effective for annual and interim reporting periods beginning after December 15, 2013 with early adoption permitted.  We are currently evaluating the impact that the adoption will have on the determination or reporting of our financial results.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.”  Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period.  For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements. ASU 2013-02 is effective for us on January 1, 2013.  The adoption of this update did not have a material impact on our financial statements.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment”, which permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. Entities are required to test indefinite-lived intangible assets for impairment at least annually and more frequently if indicators of impairment exist. If an entity concludes, based on an evaluation of all relevant qualitative factors, that it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, it is not required to perform the quantitative impairment test for that asset. Because the qualitative assessment is optional, an entity is permitted to bypass it for any indefinite-lived intangible asset in any period and apply the quantitative test. ASU 2012-02 also permits the entity to resume performing the qualitative assessment in any subsequent period. ASU 2012-02 is effective for impairment tests performed for fiscal years beginning after September 15, 2012 and early adoption is permitted.  The adoption of this update did not have a material impact on our financial statements.

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

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of March 31, 2013, we were not a party to any material pending legal proceedings.

Item 1A.                Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There are no material changes to the Risk Factors described in our Annual Report.

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

DATED:   May 14, 2013

DATA I/O CORPORATION

(REGISTRANT)

 By: //S//Anthony Ambrose

 Anthony Ambrose

President and Chief Executive Officer

(Principal Executive Officer and Duly Authorized Officer)

By: //S//Joel S. Hatlen

Joel S. Hatlen

Vice President and Chief Financial Officer

Secretary and Treasurer

(Principal Financial Officer and Duly Authorized Officer)

Exhibit 31.1

CERTIFICATION

I, Anthony Ambrose, certify that:

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

4)            The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

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

DATED:   May 14, 2013

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

4)            The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)), for the registrant and have:

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

DATED:   May 14, 2013

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony Ambrose, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 14, 2013

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 14, 2013