Form 10-Q
period 2013-06-30
DATA I/O CORP
filed 2013-08-12
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Shares of Common Stock, no par value, outstanding as of August 1, 2013:

7,769,954

PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	June 30, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,588	$10,528
Trade accounts receivable, net of allowance for
doubtful accounts of $92 and $89, respectively	3,204	2,648
Inventories	3,393	4,033
Other current assets	304	486
TOTAL CURRENT ASSETS	17,489	17,695

Property, plant and equipment – net	906	1,006
Intangible software technology – net	33	35
Other assets	85	86
TOTAL ASSETS	$18,513	$18,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,117	$850
Accrued compensation	1,009	1,183
Deferred revenue	1,234	1,238
Other accrued liabilities	565	539
Accrued costs of business restructuring	332	25
Income taxes payable	6	23
TOTAL CURRENT LIABILITIES	4,263	3,858

Long-term other payables	393	219

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 7,769,954 shares as of June 30, 2013
and 7,741,686 shares as of December 31, 2012	18,131	17,928
Accumulated earnings (deficit)	(5,549)	(4,466)
Accumulated other comprehensive income	1,275	1,283
TOTAL STOCKHOLDERS’ EQUITY	13,857	14,745
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,513	$18,822

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATION
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Sales	$5,271	$5,360	$10,029	$9,039
Cost of goods sold	2,332	2,419	4,549	4,157
Gross margin	2,939	2,941	5,480	4,882
Operating expenses:
Research and development	1,117	1,427	2,321	2,819
Selling, general and administrative	1,785	1,996	3,592	4,245
Provision for business restructuring	642	-	642	-
Total operating expenses	3,544	3,423	6,555	7,064
Operating income (loss)	(605)	(482)	(1,075)	(2,182)
Non-operating income (expense):
Interest income	56	174	74	207
Foreign currency transaction gain (loss)	(55)	(45)	(57)	(36)
Total non-operating income (expense)	1	129	17	171
Income (loss) before income taxes	(604)	(353)	(1,058)	(2,011)
Income tax (expense) benefit	(20)	296	(25)	276
Net income (loss)	($624)	($57)	($1,083)	($1,735)

Basic earnings (loss) per share	($0.08)	($0.01)	($0.14)	($0.21)
Weighted-average basic shares	7,762	7,734	7,756	8,250

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Income (loss)	($624)	($57)	($1,083)	($1,735)
Other comprehensive income:
Foreign currency translation gain (loss)	71	(163)	(8)	(60)
Comprehensive income (loss)	($553)	($220)	($1,091)	($1,795)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share amounts)
(UNAUDITED)

	For the Six Months Ended June 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($1,083)	($1,735)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	343	649
Equipment transferred to cost of goods sold	(5)	185
Share-based compensation	206	281
Net change in:
Trade accounts receivable	(559)	683
Inventories	640	(681)
Other current assets	182	143
Accrued cost of business restructuring	503	-
Accounts payable and accrued liabilities	99	(126)
Deferred revenue	2	(71)
Other long-term liabilities	(27)	20
Deposits and other long-term assets	1	(1)
Net cash provided by (used in) operating activities	302	(653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(236)	(378)
Cash provided by (used in) investing activities	(236)	(378)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5	6
Repurchase of common stock	(5)	(6,026)
Cash provided by (used in) financing activities	-	(6,020)
Increase/(decrease) in cash and cash equivalents	66	(7,051)

Effects of exchange rate changes on cash	(6)	(38)
Cash and cash equivalents at beginning of period	10,528	18,120
Cash and cash equivalents at end of period	$10,588	$11,031

Supplemental disclosure of non-cash financing activities:
Cash paid during the year for:
Income Taxes	($39)	($213)
See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of June 30, 2013 and June 30, 2012 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three months and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2012.

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

Sales were recorded net of actual sales returns and changes to the associated sales return reserve.  Sales return reserves were $60,000 and $60,000 at June 30, 2013 and December 31, 2012, respectively.

When we sell software separately, we recognize software revenue upon shipment provided that only inconsequential obligations remain on our part, substantive acceptance conditions, if any, have been met and when the fee is fixed and determinable and when collection is deemed probable.

Certain fixed-price engineering services contracts that require significant production or customization of software, are accounted for using the percentage-of-completion method.  We use the percentage-of-completion method of accounting because it is the most accurate method to recognize revenue based on the nature and scope of certain of our fixed-price engineering services contracts.  It is a better measure of periodic income results than other methods and it better matches revenue recognized with the cost incurred.  Percentage-of-completion is measured based primarily on input measures such as hours incurred to date compared to estimated total hours at completion, with consideration given to output measures, such as contract milestones, when applicable.  Significant judgment is required when estimating total hours and progress to completion on these arrangements which determines the amount of revenue we recognize as well as whether a loss is recognized if expected to be incurred upon project completion.  Revisions to hour and cost estimates are incorporated in the period the amounts are recognized if the results of the period have not been reported; otherwise, the revision of estimates are recognized in the period in which the facts that give rise to the revision become known.  No revenues were recorded using the percentage-of-completion method during the three months and six months ended June 30, 2013 and 2012, respectively.

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

Income Tax

Historically when accounting for uncertainty in income taxes, we have not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months and six months ended June 30, 2013.  However, we have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

We have incurred net operating losses in the current and certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses and credit carryforwards, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future.  There was $132,000 and $117,000 unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of June 30, 2013 and 2012, respectively.

Tax years that remain open for examination include 2009, 2010, 2011 and 2012 in the United States of America.  In addition, tax years from 2000 to 2008 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”), an amendment to ASC 740, “Income Taxes.”  ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion or an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed.  In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset.  The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  We are currently evaluating the impact that the adoption will have on the determination or reporting of our financial results.

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

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	June 30, 2013	December 31, 2012
(in thousands)
Raw material	$1,902	$2,166
Work-in-process	1,000	1,262
Finished goods	491	605
Inventories	$3,393	$4,033

 NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	June 30, 2013	December 31, 2012
(in thousands)
Leasehold improvements	$481	$481
Equipment	7,075	7,618
	7,556	8,099
Less accumulated depreciation	6,650	7,093
Property and equipment, net	$906	$1,006

 NOTE 4 – BUSINESS RESTRUCTURING

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

We took additional restructuring actions in the second quarter of 2013 to reduce our excess office space and eliminate certain job positions.  In addition to these previously announced actions in April which resulted in restructuring costs of $525,000, additional personnel related actions were taken in June that increased the restructuring charge by $117,000 to a total $642,000 for the quarter.  The positions eliminated will allow us to have the flexibility to add other critical positions or change fixed to variable costs through outsourcing.

The restructuring charges associated with the second quarter of 2013 actions are approximately $313,000 for personnel severance related costs and approximately $329,000 for lease abandonment space.  These restructuring charges were recorded in the second quarter of 2013; however the $329,000 related to lease abandonments will continue to be paid over the term of the leases unless the applicable leases are renegotiated with the landlords or costs are partially offset by unanticipated subleases.

An analysis of the business restructuring is as follows:

	Reserve Balance Dec 31, 2011	2012 Expense	2012 Payments/ Write-Offs	Reserve Balance Dec 31, 2012	2013 Expense	2013 Payments/ Write-Offs	Reserve Balance Jun 30, 2013
(in thousands)
Downsizing US operations:
Employee severance	$0	$103	$103	$0	$302	$75	$227
Other costs	-	4	4	-	273	8	265
Downsizing foreign operations:
Employee severance	-	57	32	25	20	45	-
Other costs	-	43	43	-	47	11	36
Total	$0	$207	$182	$25	$642	$139	$528

The portion of the reserve expected to be paid over the next twelve months is $332,000 while the long term liability is $196,000.  The long term portion relates to the lease abandonment payments that are due in over one year.

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	June 30, 2013	December 31, 2012
(in thousands)
Product warranty	$287	$260
Sales return reserve	60	60
Other taxes	90	86
Other	128	133
Other accrued liabilities	$565	$539

The changes in Data I/O's product warranty liability for the six months ending June 30, 2013 are as follows:

June 30, 2013
(in thousands)
Liability, beginning balance	$260
Net expenses	216
Warranty claims	(216)
Accrual revisions	27
Liability, ending balance	$287

NOTE 6 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2013 (remaining)	$588
2014	1,015
2015	840
2016	513
Total	$2,956

NOTE 7 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At June 30, 2013, the purchase commitments and other obligations totaled $1,212,000 and are expected to be paid over the next twelve months.

NOTE 8 – CONTINGENCIES

As of June 30, 2013, we were not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Indemnification Arrangements:  We may, from time to time in the ordinary course of our business enter into contractual arrangements with third parties that include indemnification obligations.  Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities.  These arrangements include indemnities in favor of customers in the event that our programming system products infringe a third party's intellectual property and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause.  In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents.  These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made.  The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite.  We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both.  However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable.  We have not had any requests for indemnification under these arrangements.  Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements.  We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of June 30, 2013.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(in thousands except per share data)
Numerator for basic and diluted
earnings (loss) per share:
Net income (loss)	($624)	($57)	($1,083)	($1,735)
Denominator for basic
earnings (loss) per share:
weighted-average shares	7,762	7,734	7,756	8,250
Employee stock options and awards	-	-	-	-
Denominator for diluted
earnings (loss) per share:
adjusted weighted-average shares &
assumed conversions of stock options	7,762	7,734	7,756	8,250
Basic and diluted
earnings (loss) per share:
Total basic earnings (loss) per share	($0.08)	($0.01)	($0.14)	($0.21)
Total diluted earnings (loss) per share	($0.08)	($0.01)	($0.14)	($0.21)

The earnings per share computation for the three months and six months ended June 30, 2013 and 2012 excludes the following options to purchase common stock, as their effect is anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Anti-dilutive options to purchase shares	910,392	1,086,892	990,998	905,571

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three months and six months ended June 30, 2013 and 2012, respectively, was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(in thousands)
Cost of goods sold	$13	$15	$24	$26
Research and development	28	34	48	60
Selling, general and administrative	95	101	134	195
Total share-based compensation	$136	$150	$206	$281

Impact on net earnings per share:
Basic and diluted	($0.02)	($0.02)	($0.03)	($0.03)

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model.  The following weighted average assumptions were used to calculate the fair value of stock options granted during the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Risk-free interest rates	0.50%	0.61%	0.66%	0.62%
Volatility factors	0.54	0.53	0.54	0.53
Expected life of the option in years	4.00	4.00	4.00	4.00
Expected dividend yield	None	None	None	None

Stock option grants during the three months and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Stock Options Granted	3,000	175,000	33,000	190,000

The remaining unamortized expected future compensation expense and remaining amortization period associated with unvested option grants and restricted stock awards at June 30, 2013 are:

June 30, 2013
Unamortized future compensation expense	$1,102,965
Remaining weighted average amortization period in years	2.74

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

OVERVIEW

We have renewed our focus on managing the core programming business to return to profitability, while developing and enhancing products to drive future revenue and earnings growth.  Our challenge continues to be operating in a cyclical and rapidly evolving industry environment.  We are continuing our efforts to balance business geography shifts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.  During the second quarter of 2013, we took the additional restructuring actions discussed below under “Business Restructuring Progress”.

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

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless and consumer electronics, automotive electronics, industrial controls and programming centers.  Our product focus has been on automated programming systems, enhancing our programming technology and supporting the latest semiconductor devices, including NAND Flash, like e-MMC, and microcontrollers on our newer products.

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

During the second quarter of 2013, we took additional restructuring actions to reduce our excess office space and eliminate certain job positions.  In addition to these previously announced actions in April, which resulted in restructuring costs of $525,000, additional personnel related actions were taken in June that increased the restructuring charge by $117,000 to a total $642,000 for the quarter.  The positions eliminated will allow us to have the flexibility to add other critical positions or change fixed to variable costs through outsourcing.  The net effect of the space and personnel reductions, offset in part by the other planned additions, will be to reduce annual operating expenses by approximately $300,000 when fully implemented by the third quarter of 2013.

The restructuring charges associated with the second quarter of 2013 actions are approximately $313,000 for personnel severance related costs and approximately $329,000 for lease abandonment space.  These restructuring charges were recorded in the second quarter of 2013; however the $329,000 related to lease abandonments will continue to be paid over the term of the leases unless the applicable leases are renegotiated with the landlords or costs are partially offset by unanticipated subleases.

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

Sales were recorded net of actual sales returns and changes to the associated sales return reserve.  Sales return reserves were $60,000 and $60,000 at June 30, 2013 and December 31, 2012, respectively.

When we sell software separately, we recognize software revenue upon shipment provided that only inconsequential obligations remain on our part, substantive acceptance conditions, if any, have been met and when the fee is fixed and determinable and when collection is deemed probable.

Certain fixed-price engineering services contracts that require significant production or customization of software are accounted for using the percentage-of-completion method.  We use the percentage-of-completion method of accounting because it is the most accurate method to recognize revenue based on the nature and scope of certain of our fixed-price engineering services contracts.  It is a better measure of periodic income results than other methods and it better matches revenue recognized with the cost incurred.  Percentage-of-completion is measured based primarily on input measures such as hours incurred to date compared to estimated total hours at completion, with consideration given to output measures, such as contract milestones, when applicable.  Significant judgment is required when estimating total hours and progress to completion on these arrangements which determines the amount of revenue we recognize as well as whether a loss is recognized if expected to be incurred upon project completion.  Revisions to hour and cost estimates are incorporated in the period the amounts are recognized if the results of the period have not been reported; otherwise, the revision of estimates are recognized in the period in which the facts that give rise to the revision become known.  No revenues were recorded using the percentage-of-completion method during the three months and six months ended June 30, 2013 and 2012, respectively.

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

Share-based Compensation:  We account for share-based awards made to our employees and directors, including employee stock option awards and restricted stock awards, using the estimated grant date fair value method of accounting.  We estimate the fair value using the Black-Scholes valuation model, which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The expected stock price volatility assumption was determined using the historical volatility of our common stock.  Changes in the subjective assumptions required in the valuation model may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.

Results of Operations

Net Sales

	Three Months Ended			Six Months Ended
Net sales by product line	June 30, 2013	Change	June 30, 2012	June 30, 2013	Change	June 30, 2012
(in thousands)
Automated programming systems	$3,543	(1.3%)	$3,590	$6,484	15.4%	$5,620
Non-automated programming systems	1,728	(2.4%)	1,770	3,545	3.7%	3,419
Total programming systems	$5,271	(1.7%)	$5,360	$10,029	11.0%	$9,039

	Three Months Ended			Six Months Ended
Net sales by location	June 30, 2013	Change	June 30, 2012	June 30, 2013	Change	June 30, 2012
(in thousands)
United States	$501	(33.7%)	$756	$862	(29.7%)	$1,226
% of total	9.5%		14.1%	8.6%		13.6%

International	$4,770	3.6%	$4,604	$9,167	17.3%	$7,813
% of total	90.5%		85.9%	91.4%		86.4%

Net sales decreased slightly when compared to the second quarter of 2012.  On a regional basis, net sales increased 27% in the Americas and 80% in Asia, while declining 60% in Europe compared to the second quarter of 2012.  International sales were 90% of total sales for the second quarter of 2013 compared to 86% for the second quarter of 2012.

Orders for the second quarter of 2013 were $6.7 million, up 30%, compared with $5.2 million in the second quarter of 2012 and sequentially up 41% compared to the first quarter of 2013.  The increase in orders was primarily due to a significant PS and FLX order we received from a manufacturer of consumer electronics and most of this order remained in backlog at the end of the quarter.  On a regional basis, order bookings increased 41% in the Americas and 192% in Asia, while declining 54% in Europe compared to the second quarter of 2012.  We ended the quarter with a backlog of $2.4 million, compared to $1.1 million at the end of the second quarter of 2012 and $0.9 million at December 31, 2012.  The systems in backlog are scheduled to ship in the third and fourth quarter.

For the six months ending June 30, 2013, the sales increase compared to the same period of 2012, was primarily due to purchasing by wireless original equipment manufacturer (“OEM”) and related electronics manufacturing service (“EMS”) customers and a new consumer home electronics customer.  For the six months ending June 30, 2013 compared to the same period of 2012, orders increased 22% primarily due to same reasons sales increased, as well as the significant PS and FLX order we received from a manufacturer of consumer electronics in the second quarter of 2013.

Gross Margin

	Three Months Ended			Six Months Ended
	June 30, 2013	Change	June 30, 2012	June 30, 2013	Change	June 30, 2012
(in thousands)
Gross margin	$2,939	(0.1%)	$2,941	$5,480	12.2%	$4,882
Percentage of net sales	55.8%		54.9%	54.6%		54.0%

Gross margin as a percentage of sales in the second quarter of 2013 was 55.8%, compared with 54.9% in the second quarter of 2012.  The gross margin increase as a percentage of sales for the second quarter was primarily due to a favorable product mix and favorable variances.  The favorable product mix was largely due to an increase in sales of RoadRunner systems, which have a higher gross margin.  The significant backlog of PS and FLX systems at the end of the quarter, indicate that next quarter a lower gross margin may be expected due to a less favorable product mix with higher direct material costs.

For the first six months of 2013, the gross margin increase as a percentage of sales was primarily due to the increased sales volume in relation to fixed costs, as well as the same factors affecting the second quarter of 2013.

Research and Development

	Three Months Ended			Six Months Ended
	June 30, 2013	Change	June 30, 2012	June 30, 2013	Change	June 30, 2012
(in thousands)
Research and development	$1,117	(21.7%)	$1,427	$2,321	(17.7%)	$2,819
Percentage of net sales	21.2%		26.6%	23.1%		31.2%

Research and development (“R&D”) decreased by $310,000 in the second quarter of 2013 compared to the same period in 2012 primarily due to the elimination of most of the amortization and expenses related to the Azido initiative, as well as savings from personnel reductions from the April 2013 and September 2012 restructuring actions and reduced use of contractors that support R&D efforts.

For the first six months of 2013 compared to the same period in 2012, the decrease in R&D expense was due to the same factors as for the second quarter.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	June 30, 2013	Change	June 30, 2012	June 30, 2013	Change	June 30, 2012
(in thousands)
Selling, general &
administrative	$1,785	(10.6%)	$1,996	$3,592	(15.4%)	$4,245
Percentage of net sales	33.9%		37.2%	35.8%		47.0%

Selling, General and Administrative expenses decreased $211,000 in the second quarter of 2013 compared to the second quarter of 2012.  The decrease was primarily related to savings from personnel and contractor reductions from the September 2012 restructuring actions, offset in part by $50,000 of relocation costs, $40,000 higher incentive compensation and higher commissions related to sales volume and channel mix.

For the first six months of 2013 compared to the same period in 2012, the decrease in SG&A expense was primarily due to the CEO search firm and separation pay expense of $460,000 in 2012 as well as the same general factors discussed above for the second quarter.

Interest

	Three Months Ended			Six Months Ended
	June 30, 2013	Change	June 30, 2012	June 30, 2013	Change	June 30, 2012
(in thousands)
Interest income	$56	(67.8%)	$174	$74	(64.3%)	$207

Interest income for the second quarter and first six months of 2013 decreased compared to the same periods in 2012 primarily due to interest received related to foreign income tax refunds that occurred in 2012.

Income Taxes

	Three Months Ended			Six Months Ended
	June 30, 2013	Change	June 30, 2012	June 30, 2013	Change	June 30, 2012
(in thousands)
Income tax (expense) benefit	($20)	(106.8%)	$296	($25)	(109.1%)	$276

Income tax (expense) benefit recorded for the second quarter and first six months of 2013 resulted primarily from current year foreign taxes on subsidiary income.  Income tax (expense) benefit recorded for the second quarter and first six months of 2012 resulted primarily from refund settlements received of foreign income taxes during 2012, offset in part by foreign taxes on current year subsidiary income.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $11.1 million as of June 30, 2013.  Our deferred tax assets and valuation allowance have been reduced by approximately $132,000 and $117,000 associated with the requirements of accounting for uncertain tax positions as of June 30, 2013 and 2012, respectively.  Given the uncertainty created by our past loss history and the cyclical nature of the industry in which we operate, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Financial Condition

Liquidity and Capital Resources

	June 30, 2013	Change	December 31, 2012
(in thousands)
Working capital	$13,226	($611)	$13,837

Our cash position at June 30, 2013 increased $196,000 during the quarter to $10.6 million. This increase in cash was primarily attributable to the reduction of inventory during the quarter, offset in part by other changes in working capital.  Accounts receivable increased to $3.2 million at June 30, 2013 compared to $2.6 million at December 31, 2012.  Inventories were at $3.4 million at June 30, 2013, down from $4.0 million at December 31, 2012. We expect that inventories will increase during the third quarter as we expect to replenish or increase certain product inventories.

Although we have no significant capital expenditure plans currently, we expect that we will continue to make capital expenditures to support our business.  Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, selling and marketing efforts, we have required substantial working capital to fund our operations.  Over the last few years and again during the second quarter of 2013, we restructured our operations to lower our costs and operating expenditures in some geographic regions, while investing in other regions; creating headroom to hire critical product development resources; and to lower the level of revenue required for our net income breakeven point; as well as offsetting in part, costs rising over time; to preserve our cash position and to focus on profitable operations. See “Business Restructuring Progress” discussion above for future expected restructuring related payments.

We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  Approximately $8.8 million of our cash is located in foreign subsidiary accounts at June 30, 2013.  Although we have no current repatriation plans, there may be tax and other impediments to repatriating the cash to the United States.  Our working capital may be used to fund share repurchases and growth initiatives including acquisitions, which could reduce our liquidity.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

OFF-Balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 6, “Operating Lease Commitments” and Note 7, “Other Commitments”, we have no off-balance sheet arrangements.

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) was a loss of $498,000 and $192,000 for the three months ended June 30, 2013 and 2012, respectively.  Excluding the restructuring charge, EBITDA was a profit of $144,000 for the second quarter of 2013.  Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.  We believe that this non-GAAP financial measure provides meaningful supplemental information regarding our results and facilitates the comparison of results.  A reconciliation of net income (loss) to EBITDA follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
(in thousands)
Net Income (loss)	($624)	($57)	($1,083)	($1,735)
Interest income	(56)	(174)	(74)	(207)
Taxes	20	(296)	25	(276)
Depreciation and amortization	162	335	343	649
EBITDA earnings (loss)	($498)	($192)	($789)	($1,569)

Restructuring Charges	642	-	642	-
Adjusted EBITDA earnings (loss) excluding restructure charges	$144	($192)	($147)	($1,569)

RECENT ACCOUNTING ANNOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”), an amendment to ASC 740, “Income Taxes.”  ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion or an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed.  In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset.  The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  We are currently evaluating the impact that the adoption will have on the determination or reporting of our financial results.

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

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of June 30, 2013, we were not a party to any material pending legal proceedings.

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

DATED:   August 12, 2013

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

DATED:   August 12, 2013

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

DATED:   August 12, 2013

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony Ambrose, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 12, 2013

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 12, 2013