Form 10-Q
period 2013-09-30
DATA I/O CORP
filed 2013-11-08
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Shares of Common Stock, no par value, outstanding as of November 1, 2013:

7,786,053

PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	September 30, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,294	$10,528
Trade accounts receivable, net of allowance for
doubtful accounts of $99 and $89, respectively	4,031	2,648
Inventories	3,551	4,033
Other current assets	283	486
TOTAL CURRENT ASSETS	18,159	17,695

Property, plant and equipment – net	881	1,006
Intangible software technology – net	32	35
Other assets	87	86
TOTAL ASSETS	$19,159	$18,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,226	$850
Accrued compensation	1,068	1,183
Deferred revenue	1,317	1,238
Other accrued liabilities	612	539
Accrued costs of business restructuring	235	25
Income taxes payable	9	23
TOTAL CURRENT LIABILITIES	4,467	3,858

Long-term other payables	385	219

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 7,774,307 shares as of September 30,
2013 and 7,741,686 shares as of December 31, 2012	18,253	17,928
Accumulated earnings (deficit)	(5,404)	(4,466)
Accumulated other comprehensive income	1,458	1,283
TOTAL STOCKHOLDERS’ EQUITY	14,307	14,745
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,159	$18,822

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATION
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Sales	$5,357	$4,311	$15,387	$13,350
Cost of goods sold	2,801	2,384	7,351	6,541
Gross margin	2,556	1,927	8,036	6,809
Operating expenses:
Research and development	1,109	1,429	3,430	4,248
Selling, general and administrative	1,367	1,656	4,959	5,901
Provision for business restructuring	1	214	642	214
Total operating expenses	2,477	3,299	9,031	10,363
Operating income (loss)	79	(1,372)	(995)	(3,554)
Non-operating income (expense):
Interest income	19	31	93	238
Foreign currency transaction gain (loss)	17	(32)	(42)	(68)
Total non-operating income (expense)	36	(1)	51	170
Income (loss) before income taxes	115	(1,373)	(944)	(3,384)
Income tax (expense) benefit	31	44	6	321
Net income (loss)	$146	($1,329)	($938)	($3,063)

Basic earnings (loss) per share	$0.02	($0.17)	($0.12)	($0.38)
Diluted earnings (loss) per share	$0.02	($0.17)	($0.12)	($0.38)
Weighted-average basic shares	7,773	7,740	7,761	8,080
Weighted-average diluted shares	7,819	7,740	7,761	8,080

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net Income (loss)	$146	($1,329)	($938)	($3,063)
Other comprehensive income:
Foreign currency translation gain (loss)	183	131	175	70
Comprehensive income (loss)	$329	($1,198)	($763)	($2,993)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share amounts)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($938)	($3,063)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	482	961
Equipment transferred to cost of goods sold	107	249
Share-based compensation	308	405
Net change in:
Trade accounts receivable	(1,358)	1,292
Inventories	503	(104)
Other current assets	207	188
Accrued cost of business restructuring	418	214
Accounts payable and accrued liabilities	299	(479)
Deferred revenue	73	(93)
Other long-term liabilities	(41)	(31)
Other long-term assets	2	-
Net cash provided by (used in) operating activities	62	(461)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(463)	(543)
Cash provided by (used in) investing activities	(463)	(543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	15	16
Repurchase of common stock	(5)	(6,026)
Cash provided by (used in) financing activities	10	(6,010)
Increase/(decrease) in cash and cash equivalents	(391)	(7,014)

Effects of exchange rate changes on cash	157	81
Cash and cash equivalents at beginning of period	10,528	18,120
Cash and cash equivalents at end of period	$10,294	$11,187

Supplemental disclosure of non-cash financing activities:
Cash paid during the year for:
Income Taxes	($86)	($227)
See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of September 30, 2013 and September 30, 2012 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2012.

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

Sales were recorded net of actual sales returns and changes to the associated sales return reserve.  Sales return reserves were $60,000 and $60,000 at September 30, 2013 and December 31, 2012, respectively.

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

Income Tax

Historically when accounting for uncertainty in income taxes, we have not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months and nine months ended September 30, 2013.  However, we have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

We have incurred net operating losses in the current and certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses and credit carryforwards, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future.  There was $155,000 and $138,000 unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of September 30, 2013 and 2012, respectively.

Tax years that remain open for examination include 2010, 2011, and 2012 in the United States of America.  In addition, tax years from 2000 to 2009 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”), an amendment to ASC 740, “Income Taxes.”  ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed.  In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset.  The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  We are currently evaluating the impact that the adoption will have on the determination or reporting of our financial results.

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

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	September 30, 2013	December 31, 2012
(in thousands)
Raw material	$2,001	$2,166
Work-in-process	1,052	1,262
Finished goods	498	605
Inventories	$3,551	$4,033

 NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	September 30, 2013	December 31, 2012
(in thousands)
Leasehold improvements	$483	$481
Equipment	7,105	7,618
	7,588	8,099
Less accumulated depreciation	6,707	7,093
Property and equipment, net	$881	$1,006

 NOTE 4 – BUSINESS RESTRUCTURING

As a result of the business downturn we experienced in the second half of 2011 and in 2012, as well as the uncertain business outlook at the time, we took restructuring actions in September 2012 to reduce quarterly operating expenses and production costs.  These actions included reductions in personnel and the use of contractors, professionals, and consultants, as well as focusing our development efforts on a smaller number of projects. The net restructuring charge in 2012 associated with these actions was $207,000 and was primarily related to severance.  The remaining 2012 restructuring actions were completely paid out during the first quarter of 2013.

During the second quarter of 2013, we took additional restructuring actions to reduce our excess office space and eliminate certain job positions.  These actions resulted in restructuring costs of $642,000 for the second quarter.  The positions eliminated will allow us to have the flexibility to add other critical positions or change fixed to variable costs through outsourcing.

The $1,000 change in the third quarter of 2013 represents the change in exchange rate impact on the previous quarter’s accrued expense.  The portion of the reserve expected to be paid over the next twelve months is $235,000.  The long term portion is $196,000 and relates to the lease abandonment payments that are due in over one year.

An analysis of the business restructuring is as follows:

	Reserve Balance Dec 31, 2011	2012 Expense	2012 Payments/ Write-Offs	Reserve Balance Dec 31, 2012	2013 Expense	2013 Payments/ Write-Offs	Reserve Balance Sep 30, 2013
(in thousands)
Downsizing US operations:
Employee severance	$0	$103	$103	$0	$302	$161	$141
Other costs	-	4	4	-	273	20	253
Downsizing foreign operations:
Employee severance	-	57	32	25	20	45	-
Other costs	-	43	43	-	47	10	37
Total	$0	$207	$182	$25	$642	$236	$431

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	September 30, 2013	December 31, 2012
(in thousands)
Product warranty	$284	$260
Sales return reserve	60	60
Other taxes	118	86
Other	150	133
Other accrued liabilities	$612	$539

The changes in Data I/O's product warranty liability for the nine months ending September 30, 2013 are as follows:

September 30, 2013
(in thousands)
Liability, beginning balance	$260
Net expenses	354
Warranty claims	(354)
Accrual revisions	24
Liability, ending balance	$284

NOTE 6 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2013 (remaining)	$289
2014	1,021
2015	841
2016	514
Total at September 30, 2013	$2,665

Of the $2,665,000, $252,000 has been accrued as restructure liability related to abandoned lease space.

NOTE 7 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At September 30, 2013, the purchase commitments and other obligations totaled $1,104,000 and are expected to be paid over the next twelve months.

NOTE 8 – CONTINGENCIES

As of September 30, 2013, we were not a party to any legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Indemnification Arrangements:  We may, from time to time in the ordinary course of our business enter into contractual arrangements with third parties that include indemnification obligations.  Under these contractual arrangements, we have agreed to defend, indemnify and/or hold the third party harmless from and against certain liabilities.  These arrangements include indemnities in favor of customers in the event that our programming system products infringe a third party's intellectual property and indemnities in favor of our lessors in connection with facility leasehold liabilities that we may cause.  In addition, we have entered into indemnification agreements with our directors and certain of our officers, and our bylaws contain indemnification obligations in favor of our directors, officers and agents.  These indemnity arrangements may limit the type of the claim, the total amount that we can be required to be paid in connection with the indemnification obligation and the time within which an indemnification claim can be made.  The duration of the indemnification obligation may vary, and for most arrangements, survives the agreement term and is indefinite.  We believe that substantially all of our indemnity arrangements provide either for limitations on the maximum potential future payments we could be obligated to make, or for limitations on the types of claims and damages we could be obligated to indemnify, or both.  However, it is not possible to determine or reasonably estimate the maximum potential amount of future payments under these indemnification obligations due to the varying terms of such obligations, a lack of history of prior indemnification claims, the unique facts and circumstances involved in each particular contractual arrangement and in each potential future claim for indemnification, and the contingency of any potential liabilities upon the occurrence of events that are not reasonably determinable.  We have not had any requests for indemnification under these arrangements.  Our management believes that any liability for these indemnity arrangements would not be material to our accompanying consolidated financial statements.  We have not recorded any liabilities for these indemnification arrangements on our consolidated balance sheet as of September 30, 2013.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
(in thousands except per share data)
Numerator for basic and diluted
earnings (loss) per share:
Net income (loss)	$146	($1,329)	($938)	($3,063)

Denominator for basic
earnings (loss) per share:
weighted-average shares	7,773	7,740	7,761	8,080

Employee stock options and awards	46	-	-	-

Denominator for diluted
earnings (loss) per share:
adjusted weighted-average shares &
assumed conversions of stock options	7,819	7,740	7,761	8,080

Basic and diluted
earnings (loss) per share:
Total basic earnings (loss) per share	$0.02	($0.17)	($0.12)	($0.38)
Total diluted earnings (loss) per share	$0.02	($0.17)	($0.12)	($0.38)

The earnings per share computation for the three months and nine months ended September 30, 2013 and 2012 excludes the following options to purchase common stock, as their effect is anti-dilutive:

	Three Months Ended		Nine Months Ended
	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012

Anti-dilutive options to purchase shares	892,314	1,099,728	968,862	919,970

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three months and nine months ended September 30, 2013 and 2012, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
(in thousands)
Cost of goods sold	$11	$11	$35	$38
Research and development	15	28	63	88
Selling, general and administrative	76	84	210	279
Total share-based compensation	$102	$123	$308	$405

Impact on net earnings per share:
Basic and diluted	($0.01)	($0.02)	($0.04)	($0.05)

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model.  The following weighted average assumptions were used to calculate the fair value of stock options granted during the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012

Risk-free interest rates	1.01%	N/A	0.92%	0.62%
Volatility factors	0.54	N/A	0.54	0.53
Expected life of the option in years	4.00	N/A	4.00	4.00
Expected dividend yield	None	N/A	None	None

Stock option grants during the three months and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012

Stock Options Granted	100,000	-	133,000	190,000

The remaining unamortized expected future compensation expense and remaining amortization period associated with unvested option grants and restricted stock awards at September 30, 2013 are:

September 30, 2013
Unamortized future compensation expense	$1,050,535
Remaining weighted average amortization period in years	2.68

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

OVERVIEW

We have renewed our focus on managing the core programming business to return to profitability, while developing and enhancing products to drive future revenue and earnings growth.  Our challenge continues to be operating in a cyclical and rapidly evolving industry environment.  After starting the third quarter well, bookings decelerated and were softer than expected at $4.3M for the quarter.  We continue to see economic uncertainty in many countries and markets.  We are continuing our efforts to balance business geography shifts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.

We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, automated programming systems for the manufacturing environment and software.  We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including NAND Flash, like e-MMC, and microcontrollers on our newer products.  In September 2013, we announced our new PSV7000, Data I/O's most advanced programming system, which can cut the cost of programming by up to 50% and represents new capabilities to handle and program small parts.

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless and consumer electronics, automotive electronics, industrial controls and programming centers.

BUSINESS RESTRUCTURING PROGRESS

As a result of the business downturn we experienced in the second half of 2011 and in 2012, as well as the uncertain business outlook at the time, we took restructuring actions in September 2012 to reduce quarterly operating expenses and production costs.  These actions included reductions in personnel and the use of contractors, professionals, and consultants, as well as focusing our development efforts on a smaller number of projects. The net restructuring charge in 2012 associated with these actions was $207,000 and was primarily related to severance.  The remaining 2012 restructuring actions were completely paid out during the first quarter of 2013.

During the second quarter of 2013, we took additional restructuring actions to reduce our excess office space and eliminate certain job positions.  These actions resulted in restructuring costs of $642,000 for the second quarter.  The positions eliminated will allow us to have the flexibility to add other critical positions or change fixed to variable costs through outsourcing.  The net effect of the space and personnel reductions, offset in part by the other planned additions, will be to reduce annual operating expenses by approximately $300,000 and these actions have been fully implemented.  The $1,000 change in the third quarter of 2013 represents the change in exchange rate impact on a previous quarter’s accrued expense.  The portion of the reserve expected to be paid over the next twelve months is $235,000.  The long term portion is $196,000 and relates to the lease abandonment payments that are expected to be completely paid by July 2016.

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

Sales were recorded net of actual sales returns and changes to the associated sales return reserve.  Sales return reserves were $60,000 and $60,000 at September 30, 2013 and December 31, 2012, respectively.

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

Results of Operations

Net Sales

	Three Months Ended			Nine Months Ended
Net sales by product line	Sep 30, 2013	Change	Sep 30, 2012	Sep 30, 2013	Change	Sep 30, 2012
(in thousands)
Automated programming systems	$3,750	34.9%	$2,780	$10,235	21.9%	$8,399
Non-automated programming systems	1,607	5.0%	1,531	5,152	4.1%	4,951
Total programming systems	$5,357	24.3%	$4,311	$15,387	15.3%	$13,350

	Three Months Ended			Nine Months Ended
Net sales by location	Sep 30, 2013	Change	Sep 30, 2012	Sep 30, 2013	Change	Sep 30, 2012
(in thousands)
United States	$828	(0.4%)	$831	$1,690	(17.8%)	$2,057
% of total	15.5%		19.3%	11.0%		15.4%

International	$4,529	30.1%	$3,480	$13,697	21.3%	$11,293
% of total	84.5%		80.7%	89.0%		84.6%

Net sales in the third quarter of 2013 were $5.4 million, up 24% compared with $4.3 million in the third quarter of 2012 and sequentially up 2% compared with the second quarter of 2013.  On a regional basis, net sales increased 114% in Asia and 11% in Europe, while declining 18% in the Americas compared to the third quarter of 2012.

Orders for the third quarter of 2013 were $4.3 million, up 5%, compared with $4.1 million in the third quarter of 2012, but sequentially down 36% compared to the second quarter of 2013.  On a regional basis, order bookings increased 30% in Europe and 6% in Asia, while declining 22% in the Americas, compared to the third quarter of 2012.  The difference in sales vs. order percentages is due to changes in backlog and deferred revenue.  We ended the quarter with a backlog of $1.3 million, compared to $1.0 million at September 30, 2012 and $2.4 million at June 30, 2013.  We saw a 25% increase in adapter orders in the third quarter of 2013 compared to the same quarter in 2012, which we believe reflects a higher equipment utilization, however, we saw limited capacity related capital expenditures.  We continue to see economic uncertainty in many countries and markets.

For the first nine months ending September 30, 2013, compared to the same period in 2012, the sales increase was primarily due to purchasing by wireless original equipment manufacturer (“OEM”) and related electronics manufacturing service (“EMS”) customers; a new consumer home electronics customer; and the significant PS and FLX systems orders we received from a manufacturer of consumer electronics in the second quarter of 2013.  For the first nine months ending September 30, 2013 compared to the same period in 2012, orders increased 17% primarily due to same general factors discussed above for the sales increase.

Gross Margin

	Three Months Ended			Nine Months Ended
	Sep 30, 2013	Change	Sep 30, 2012	Sep 30, 2013	Change	Sep 30, 2012
(in thousands)
Gross margin	$2,556	32.6%	$1,927	$8,036	18.0%	$6,809
Percentage of net sales	47.7%		44.7%	52.2%		51.0%

Gross margin as a percentage of sales in the third quarter of 2013 was 47.7%, compared with 44.7% in the third quarter of 2012.  The gross margin increase as a percentage of sales for the third quarter was primarily due to a sales volume increase in relation to fixed costs and favorable variances, offset in part by a less favorable product mix and higher sales discounts primarily related to the significant PS and FLX systems orders we received from a manufacturer of consumer electronics in the second quarter of 2013 and shipped in the third quarter.

For the first nine months of 2013, the gross margin increase as a percentage of sales was primarily due to the increased sales volume in relation to fixed costs, as well as the same general factors discussed above for the third quarter.

Research and Development

	Three Months Ended			Nine Months Ended
	Sep 30, 2013	Change	Sep 30, 2012	Sep 30, 2013	Change	Sep 30, 2012
(in thousands)
Research and development	$1,109	(22.4%)	$1,429	$3,430	(19.3%)	$4,248
Percentage of net sales	20.7%		33.1%	22.3%		31.8%

Research and development (“R&D”) decreased by $320,000 in the third quarter of 2013 compared to the same period in 2012, primarily due to the elimination of most of the amortization and expenses related to the Azido initiative, as well as savings from personnel reductions from the second quarter of 2013 and third quarter of 2012 restructuring actions and reduced use of contractors that support R&D efforts.

For the first nine months of 2013 compared to the same period in 2012, the decrease in R&D expense was due to the same general factors discussed above for the third quarter.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	Sep 30, 2013	Change	Sep 30, 2012	Sep 30, 2013	Change	Sep 30, 2012
(in thousands)
Selling, general &
administrative	$1,367	(17.5%)	$1,656	$4,959	(16.0%)	$5,901
Percentage of net sales	25.5%		38.4%	32.2%		44.2%

Selling, General and Administrative expenses decreased $289,000 in the third quarter of 2013 compared to the third quarter of 2012.  The decrease was primarily related to savings from personnel and contractor reductions from the September 2012 restructuring actions, as well as cost controls, offset in part by $32,000 higher incentive compensation.

For the first nine months of 2013 compared to the same period in 2012, the decrease in SG&A expense was primarily due to the CEO search firm and separation pay expense of $460,000 in 2012 as well as the same general factors discussed above for the third quarter.

Interest

	Three Months Ended			Nine Months Ended
	Sep 30, 2013	Change	Sep 30, 2012	Sep 30, 2013	Change	Sep 30, 2012
(in thousands)
Interest income	$19	(38.7%)	$31	$93	(60.9%)	$238

Interest income for the three months ending September 30, 2013 decreased compared to the same periods in 2012 primarily due to lower invested balances in foreign accounts.

Interest income for the first nine months of 2013 decreased compared to the same periods in 2012 primarily due to interest received related to foreign income tax refunds that occurred in 2012.

Income Taxes

	Three Months Ended			Nine Months Ended
	Sep 30, 2013	Change	Sep 30, 2012	Sep 30, 2013	Change	Sep 30, 2012
(in thousands)
Income tax (expense) benefit	$31	(29.5%)	$44	$6	(98.1%)	$321

Income tax (expense) benefit recorded for the third quarter and first nine months of 2013 as well as for the same periods in 2012 resulted primarily from refund settlements received of foreign income taxes during 2012, offset in part by foreign taxes on current year subsidiary income.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $11.2 million as of September 30, 2013.  Our deferred tax assets and valuation allowance have been reduced by approximately $155,000 and $138,000 associated with the requirements of accounting for uncertain tax positions as of September 30, 2013 and 2012, respectively.  Given the uncertainty created by our past loss history and the cyclical nature of the industry in which we operate, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Financial Condition

Liquidity and Capital Resources

	September 30, 2013	Change	December 31, 2012
(in thousands)
Working capital	$13,692	($145)	$13,837

During the third quarter, cash declined $294,000 and accounts receivable grew $827,000, primarily due to two past due customers who paid $1.2 million in the week after quarter end.  Inventory grew $158,000 primarily related to production inventory for the new PSV7000.

For the first nine months of 2013, our cash position declined $234,000 and our accounts receivable increased $1.4 million, primarily due to the two past due customers discussed above and funding the year to date loss and restructuring actions.

Although we have no significant external capital expenditure plans currently, we expect that we will continue to make capital expenditures to support our business.  We plan to increase our internally developed sales demonstration and R&D test equipment as we develop and release new products.  Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, selling and marketing efforts, we have required substantial working capital to fund our operations.  Over the last few years and again during 2013, we restructured our operations to lower our costs and operating expenditures in some geographic regions, while investing in other regions; creating headroom to hire critical product development resources; and to lower the level of revenue required for our net income breakeven point; as well as offsetting in part, costs rising over time; to preserve our cash position and to focus on profitable operations. See “Business Restructuring Progress” discussion above for future expected restructuring related payments.

We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  Approximately $8.6 million of our cash is located in foreign subsidiary accounts at September 30, 2013.  Although we have no current repatriation plans, there may be tax and other impediments to repatriating the cash to the United States.  Our working capital may be used to fund share repurchases and growth initiatives including acquisitions, which could reduce our liquidity.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

OFF-Balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 6, “Operating Lease Commitments” and Note 7, “Other Commitments”, we have no off-balance sheet arrangements.

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) was an earnings of $228,000 and a loss of ($1,094,000) for the three months ended September 30, 2013 and 2012, respectively.  Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.  We believe that this non-GAAP financial measure provides meaningful supplemental information regarding our results and facilitates the comparison of results.  A reconciliation of net income (loss) to EBITDA follows:

	Three Months Ended		Nine Months Ended
	Sep 30, 2013	Sep 30, 2012	Sep 30, 2013	Sep 30, 2012
(in thousands)
Net Income (loss)	$146	($1,329)	($938)	($3,063)
Interest income	(19)	(31)	(93)	(238)
Taxes	(31)	(44)	(6)	(321)
Depreciation and amortization	132	310	474	961
EBITDA earnings (loss)	$228	($1,094)	($563)	($2,661)

Restructuring Charges	1	214	642	214
Adjusted EBITDA earnings (loss) excluding restructure charges	$229	($880)	$79	($2,447)

RECENT ACCOUNTING ANNOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”), an amendment to ASC 740, “Income Taxes.”  ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed.  In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset.  The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  We are currently evaluating the impact that the adoption will have on the determination or reporting of our financial results.

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

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of September 30, 2013, we were not a party to any material pending legal proceedings.

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

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

                                None

Item 3.                  Defaults Upon Senior Securities

                                None

Item 4.                  Mine Safety Disclosures

                                Not Applicable

Item 5.                  Other Information

                                None

Item 6.                  Exhibits

(a)    Exhibits

10        Material Contracts:

10.26                     Rajeev Gulati Offer Letter (incorporated by reference to Data I/O’s current report on Form 8-K filed on July 31, 2013).

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

DATED:   November 8, 2013

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

DATED:   November 8, 2013

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

DATED:   November 8, 2013

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony Ambrose, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 8, 2013

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 8, 2013