Form 10-K
period 2013-12-31
DATA I/O CORP
filed 2014-03-28
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)                                                             FORM 10-K

(X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

 Large accelerated filer __  Accelerated filer __  Non-accelerated filer __  Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  __ No X

Aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant as of June 30, 2013:

$16,313,002

Shares of Common Stock, no par value, outstanding as of March 20, 2014:

7,788,566

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its May 19, 2014 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

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

General

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) is a global market leader for advanced programming and intellectual property management solutions used in the manufacturing of flash, microcontrollers, and flash-memory-based intelligent devices.  Data I/O® designs, manufactures and sells programming systems for electronic device manufacturers, specifically targeting high growth areas such as high-volume users of flash memory and microcontrollers.  Virtually every electronic product today incorporates one or more programmable semiconductor devices that contain data and operating instructions essential for the proper operation of the product.

Our mission is to deliver high-value systems, software and services to the expanding programmable semiconductor market by providing a software-rich programming platform for content delivery.  These programmable devices are used in products such as smartphones, HDTV, tablets, gaming systems and automobile electronics.  These solutions, some of which include intellectual property management, secure content management and process control capabilities, enable us to address the demanding requirements of the electronic device market, where applications and intellectual property protection are essential to our customer’s success.  Our largest customers are heavy users of programmable semiconductor devices and include original equipment manufacturers (“OEMs”) in wireless and consumer electronics and automotive electronics, and their electronic manufacturing service (“EMS”) contract manufacturers.

Data I/O was incorporated in the State of Washington in 1969 and its business was founded in 1972.

Industry Background

We enable companies to improve productivity and reduce costs by providing device programming solutions that allow our customers to take intellectual property (large design and data files) and protect and program it into memory, microcontroller and logic devices quickly and cost-effectively.  We also provide services related to hardware support, system installation and repair, and device programming.  Companies that design and manufacture products utilizing programmable electronic devices, ranging from cell phones to automobiles, purchase these solutions from us.  Trends of increasing device densities and customers increasing their software content file sizes, combined with the increasing numbers of intelligent devices such as smartphones and tablets, are driving demand for our solutions.

Our automated programming systems integrate both programming and handling functions into a single product solution.  Quality conscious customers, particularly those in high-volume manufacturing and programming, continue to drive this portion of our business.

Traditionally, our programming market opportunity focused on the number of semiconductor devices to be programmed, but because of the rapid increase in the density of devices, the focus has shifted in many cases from the number of devices to the number of bits per device to be programmed.

Business Restructure

As a result of the business downturn we were experiencing and a continuing uncertain business outlook in 2012 and 2013, restructuring actions were taken in third quarter of 2012, and in the second and fourth quarters of 2013.  These restructuring actions included reductions in personnel as well as the use of contractors, professionals and consultants; focusing on a smaller number of development projects; and addressing the cost of excess space.  These actions have reduced our annual operating expenses or provided flexibility to add other critical resources and change fixed costs to variable costs through outsourcing.

Products

In order to accommodate the expanding variety and quantities of programmable devices being manufactured today, we offer multiple solutions for the numerous types of device mix and volume usage by our customers in the various market segments and applications.  We work closely with leading manufacturers of programmable devices to develop our products to meet the requirements of a particular device.  Our products are positioned and viewed as the “gold standard” for advanced programming equipment and intellectual property management solutions.  Our new PSV7000 Automated Programming System won the Global Technology Award at Productronica in November 2013.  Our RoadRunner3 with Factory Integration Software won the Circuits Assembly NPI Award in February of 2012.

Our programming solutions include a broad range of products, systems, modules and accessories, grouped into two general categories: automated programming systems and manual programming systems.  We provide two main categories of automated programming systems: off-line and in-line.  Our automated systems have list selling prices ranging from $65,000 to $628,100 and our manual systems have list selling prices ranging from $675 to $32,400.  Our common programming platform, FlashCORE™, and our universal job setup tool, Tasklink™ for Windows®, are available in each family of our automated programming systems and FlashPAK™.  In addition, we provide device support and service on all of our products.  Device support is a critical aspect of our business and consists of writing software algorithms for devices and developing socket adapters to hold and connect to the device for programming.

Our products have both an upfront solution sale and recurring revenue elements.  Adapters are a consumable item and software and maintenance are typically recurring under annual subscription contracts.  We experienced a larger percentage of capital equipment sales in 2013 compared to 2012, which we believe was primarily due to a rebound in capital spending.

Sales Percentage of Total Sales Breakdown by Type
Sales Type	2013	2012	Drivers
Equipment Sales	58%	52%	Capacity, Process improvement, Technology
Adapter Sales	28%	31%	Capacity utilization, New customer products
Software and Maintenance Sales	14%	17%	Installed base, Added capabilities
Total	100%	100%

The table below presents our main products and the key features that benefit our customers:

Products	Key Features	Customer Benefits
PSV & PS Series: Off-line Medium/High Volume, High Mix (Automated)

•         Fast program and verify speeds

•         Up to 96 programming sites

•         Up to 2000 device per hour throughput

•         Supports multiple media types

•         Supports quality options – fiber laser, 3D coplanarity

•         Factory Integration Software & other Software

• High throughput for high density Flash programming • High flexibility with respect to I/O options (tube, tray, tape), marking/labeling and vision for coplanarity inspection
RoadRunner & RoadRunner3 Series: In-line, (Automated)

•         Just-in-time in-line programming

•         Direct integration with placement machine supporting SIPLACE, Fuji NXT, Panasonic, Universal/Genesis, Assembleon, and MYDATA Parallel Programming

•         Factory Integration Software

• Dramatic reduction in inventory carrying and rework costs • “Zero” footprint • Rapid return on investment (“ROI”) typically realized in a matter of months • Integration with factory systems
FLX500 & FLXHD: Off-line, Moderate Volume (Automated)	• Fast changeover times • Self-learning “plug-and-play” operation • Language-independent graphic user interface • FLXHD supports 40 duplication sites	• Affordable automation • Modular, easy to configure • Intuitive, easy to use graphical user interface • Small footprint
FlashPAK III: Off-line, Low Mix, Low Volume (Non-Automated)	• Scalability • Network control via Ethernet • Stand-alone operation or PC compatible • Parallel programming	• Validate designs before moving down the firmware supply chain • Unmatched ease of use in manual production systems
Sprint/Unifamily: Off-line, Low Volume and Engineering (Non-Automated)	• Breadth of device coverage	• Universal programmer
4

Customers

We sell our solutions to customers worldwide, many of whom are world-class manufacturers of electronic devices used in a broad range of industries, as described in the following table:

Customer Types
	OEMs			EMS	Programming Centers
	Wireless & Consumer Electronics	Automotive Electronics	Industrial & Process Control Electronics	Contract Manufacturers
Notable end customers	LG, Motorola, Blackberry, Sony, HTC, Microsoft, ZTE, Amazon	Delphi, Bosch, Continental, Johnson Controls, Visteon, Kostal, Harman Becker, Panasonic, Siemens, Magna	Square D, Danfoss, Philips, Schneider, Endress+Hauser, Pilz, Insta, Carrier	Pegatron, Flextronics, Jabil, Wistron, Sanmina SCI, Foxconn, Leesys, Calcomp	Arrow, Avnet, BTV, MSC, HTV, CPS, EPS, Elmitech
Business drivers	GPS, Digital Rights Management, security, flash media, video, LTE/4G networks, applications, features & functionality of converged devices	Safety, navigation and infotainment devices, drive-by-wire, increased electronic content	Higher functionality driven by increasing electronic content. Internet of Things.	Acquisition of OEM factories, production contract wins	Value-added services, logistics
Programming equipment drivers	Rollout of new products that incorporate higher functionality, more memory and new technology, e.g. e-MMC	Process improvement and simplification, new product rollouts, growing file sizes, quality control and traceability	Process improvement and simplification as well as new product rollouts	New contracts from OEMs, programming solutions specified by OEMs	Capacity utilization of their installed base of equipment
Buying criteria	Throughput, technical capability to support evolving technology, global support, intellectual property protection, robust algorithms, low cost	Quality, reliability, configuration control, traceability, global support, intellectual property protection	Quality, reliability, configuration control, traceability	Lowest equipment procurement cost, global support	Flexibility, lowest life-cycle cost-per programmed-part, low changeover time; use of multiple vendors provides negotiating leverage, device support availability

Our solutions address the programming of devices.  Semiconductor devices are a large, growing market, both in terms of devices and bits programmed.  According to World Semiconductor Trade Statistics (“WSTS”) in February 2014, semiconductor device revenues experienced a 4.8% increase for the full year 2013 compared to 2012, primarily spurred by consistent, steady growth across nearly all regions and product categories.  For 2014, a 4.1% semiconductor revenue growth is forecast according to WSTS.  Semiconductor Industry Association (“SIA”), which represents U.S. semiconductor companies, recently reported the highest ever sales for the month of January, which marks over 11 straight months of year over year growth.  Markets that are expected to be key growth drivers include smartphones, tablets, e-readers, portable media players, set top boxes, televisions, automotive electronics, and new household appliances filled with electronics.  The demand for more electronics is a trend, and this growth is driving the semiconductor industry.

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

Our device programming solutions currently target two high growth, high volume markets: flash for mobile wireless and consumer electronic devices and microcontrollers for automotive electronics and industrial controls.

Growth drivers of flash in Mobile Devices

•         Flash unit volume experiencing explosive growth

•         Increasing usage of NAND, especially managed NAND like e-MMC

•         Densities continue to increase, driving the need for more advanced and secure programming capabilities

•         Higher densities driving new usage models such as tablet computers

•         The continuing shift to smartphones like iPhone, Android and new low cost smartphones

•         Shift to lower process geometries for eMMC flash, requiring more advanced data retention strategies

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

•         Proliferation of programmable microcontrollers to support the next-generation electronic car systems

•         Increasing use of high-density flash to provide memory for advanced applications that require programming

Increasingly, OEMs in consumer electronics are outsourcing their device programming needs to EMS contract manufacturers to reduce capital expense and maximize profit margins.  At the same time, these OEMs are also increasing their proprietary software content to accelerate new product introductions with more feature-rich, application-specific versions.  While the outsourcing of manufacturing processes is essential to maximizing an OEM’s profit margin, maintaining the integrity and control of the software, the OEM’s core intellectual property, is increasingly complex in this outsourced environment, especially given the global nature of the manufacturing supply chain.  Data I/O, with its comprehensive programming solutions, provides OEMs with the ability to manage, monitor, audit and secure the software supply chain.

During 2013, we sold products to over 500 customers throughout the world. The following customers represented greater than 10% of sales in the applicable year:

2013      Two customers, Data Copy Limited, our distributor in China and Di-Tek Corporation, our distributor in Korea accounted for approximately 14% and 13% of 2013 net sales, respectively.  Blackberry (formerly Research in Motion) did not directly account for greater than 10% of sales in 2013.  However, they influenced business through their EMS contract manufacturing partners that we believe combined accounted for between 10-15% of 2013 net sales.

2012       Data Copy Limited accounted for approximately 11% of 2012 net sales.

2011       Data Copy Limited accounted for approximately 11% of 2011 net sales.

The following customers represented greater than 10% of our consolidated accounts receivable balance as of December 31 of the applicable year:

2013       Avnet accounted for approximately 12% of our consolidated accounts receivable.

2012      Three customers, Data Copy Limited, Delphi and Jabil accounted for approximately 16%, 11% and 10% of our consolidated accounts receivable, respectively.

2011       Panasonic accounted for approximately 10% of our consolidated accounts receivable.

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

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives and direct telesales.  Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by us.  Net sales in the United States for 2013, 2012 and 2011 were $2,331,000, $2,835,000 and $2,724,000, respectively.

International Sales

International sales represented approximately 88%, 83%, and 90% of net sales in 2013, 2012 and 2011, respectively.  We make foreign sales through our wholly-owned subsidiaries in Germany and China, as well as through independent distributors and sales representatives located in 46 other countries.  Our independent foreign distributors purchase our products in U.S. Dollars for resale and we recognize the sale at the time of shipment to the distributor.  As with U.S. sales representatives, sales made by international sales representatives are on an agency basis, with shipments made directly to the customer by us.

Net international sales for 2013, 2012 and 2011 were $16,386,000, $14,250,000 and $23,942,000, respectively.  We determine total international sales by the international geographic area into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers.  International sales do not include transfers between Data I/O and our foreign subsidiaries.  Export sales are subject to U.S. Department of Commerce regulations.  We have not, however, experienced difficulties to date as a result of these requirements.  We have not made sales to Iran or any Iranian governmental entities.

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

Competition

The competition in the programming systems market is highly fragmented with a large number of smaller organizations offering inexpensive solutions.  In particular, low cost automated solutions have gained market share in recent years, where the competition is primarily based on price.  Typically, their equipment meets a “good enough” standard, but with reduced quality, traceability, and other software features such as factory integration software.  Many of these competitors compete on a regional basis, with local language and support.  While we are not aware of any published industry market information covering the programming systems market, according to our internal analysis of competitors’ revenues, we believe we continue to be the largest competitor in the programming systems equipment market.

We primarily focus on automated programming solutions and believe our solutions offer numerous advantages over alternative solutions as described in the following table:

Benefit Comparison	Data I/O Automated Solutions	Alternative Solutions
		In-System Programming with Test Equipment	Outsourced Programming	Duplicators	Manual Programming*
Eliminates production bottlenecks	x		x
Requires few internal engineering resources	x		x	x	x
Programs large files quickly	x		x	x
Supports multiple devices per board easily	x		x	x	x
Supports multiple boards per panel easily	x		x	x	x
Ensures minimum yield loss	x	x
Enables intellectual property protections	x	x
Automates quality tracking	x	x
Ensures traceability and configuration control	x	x
Minimize risk of human error	x	x
No inventory at risk from software changes	x	x
Just-in-time programming	x	x
Programs after placement of device on board		x
Integrates with factory software systems	x	x

* Data I/O also offers manual programming solutions.

Manufacturing, Raw Materials and Backlog

We strive to manufacture and provide the best solutions for advanced programming.  We primarily assemble and test our products at our principal facility in Redmond, Washington and we outsource our circuit board manufacturing and fabrication.  Most of our FlashCORE adapter production is produced in China.  We use a combination of standard components, proprietary custom integrated circuits (“ICs”) and fabricated parts manufactured to our specifications.  Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer subassemblies, custom integrated circuits, hybrid circuits and connectors, are purchased from single sources.  We believe that additional sources can be developed for present single-source components without significant difficulties in obtaining supplies.  We cannot be sure that single-source components will always continue to be readily available.  If we cannot develop alternative sources for these components, or if we experience deterioration in relationships with these suppliers, there may be price increases, minimum order quantities and delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty, except for contracts calling for custom configuration.  To date, such cancellations have not had a material effect on our sales volume.  To meet customers’ delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders.  Most orders are scheduled for delivery within 1 to 60 days after receipt of the order.  Our backlog of pending orders was approximately $1,900,000, $900,000 and $800,000 as of December 31, 2013, 2012 and 2011, respectively.  The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

Research and Development

We believe that continued investment in research and development is critical to our future success.  We continue to develop new technologies and products and enhance existing products.  Future growth is, to a large extent, dependent upon the timely development and introduction of new products, as well as the development of algorithms to support the latest programmable devices.  Where possible, we may pursue partnerships to add new products, capabilities and services.  We are currently focusing our research and development efforts on strategic growth markets, namely new programming technology and automated handling systems for the manufacturing environment, including new programmer technologies, support for the latest flash memories and microcontrollers, and new software capabilities.  We also continue to focus on increasing our capacity and responsiveness for new device support requests from customers and programmable integrated circuit manufacturers by revising and enhancing our internal processes and tools.  In 2013, our research and development efforts resulted in the release of our new PSV7000, the world’s most advanced programming system. The PSV7000 can cut the cost of programming by up to 50% and represents new capabilities to handle and program small parts.

During 2013, 2012 and 2011, we made expenditures for research and development of $4,586,000, $5,564,000 and $5,470,000, respectively, representing 24.5%, 32.6% and 20.5% of net sales, respectively.  Research and development costs are expensed as incurred.

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

Employees

As of December 31, 2013, we had a total of 82 employees, of which 37 were located outside the U.S. and 8 of which are part time.  We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand and for special projects.  Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry.  None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable.  In foreign countries we have employment agreements or, in China, the Shanghai Foreign Services Co., Ltd. (“FSCO”) labor agreement.

Environmental Compliance

Our facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment.  Compliance with environmental laws has not had, nor is it expected to have, a material effect on our capital expenditures, financial position, results of operations or competitive position.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 20, 2014:

Name	Age	Position

Anthony Ambrose	52	President and Chief Executive Officer

Joel S. Hatlen	55	Vice President and Chief Financial Officer Secretary and Treasurer

Rajeev Gulati	50	Chief Technology Officer, Vice President of Engineering

Anthony Ambrose joined Data I/O in October 2012 and is our President and Chief Executive Officer.  He was appointed to the Board of Directors of Data I/O in October 2012.  Prior to Data I/O, Anthony was Owner and Principal of Cedar Mill Partners, LLC, a strategy consulting firm.  Until 2011, he was Vice President and General Manager at RadiSys Corporation where he led three product divisions and worldwide engineering.  At RadiSys, he established the telecom platform business and grew it to over $125M in annual revenues.  Until 2007, Anthony was general manager and held several other progressively responsible positions at Intel Corporation, where he led development and marketing of standards based telecommunications platforms, and grew the industry standard server business to over $1B in revenues.  Anthony holds a Bachelors of Science in Engineering from Princeton University.

Joel S. Hatlen joined Data I/O in September 1991 and is our Vice President, Chief Financial Officer, Secretary and Treasurer since January 1998.  He served as Chief Accounting Officer since February 1997 and served as Corporate Controller from December 1993 to December 1997.  Previously, he was Tax Manager and Senior Tax Accountant.  From September 1981 until joining Data I/O, Mr. Hatlen was employed by Ernst & Young LLP as a Certified Public Accountant, where his most recent position was Senior Manager.  Joel holds a Masters in Taxation from Golden Gate University and a Bachelors in Business Administration in Accounting from Pacific Lutheran University.

Rajeev Gulati joined Data I/O in July 2013 and is our Chief Technology Officer and Vice President of Engineering.  Prior to Data I/O, Rajeev served as Director of Software Engineering for AMD responsible for tools, compiler strategy and execution from 2006 to 2013.  He has an extensive background in software, systems and applying technology to develop new markets.  Previously, he served as Director of Strategy and Planning at Freescale from 2004 to 2006; as Director of Embedded Products at Metrowerks (acquired by Motorola) from 2000 to 2004 and Director of Compilers, Libraries & Performance Tools from 1997 to 2000; and engineering and programmer positions at Apple Computer, IBM and Pacific-Sierra Research.  Rajeev holds a Master of Science in Electrical & Computer Engineering from the University of Texas, Austin and a BE in Electrical Engineering from Delhi College of Engineering, New Delhi.

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

Delays in development, introduction and shipment of new products or services may result in a decline in sales or increased costs.

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

For example, we may encounter these problems:

•     technical problems in the development of a new programming system platform or the robotics for new automated handing systems

•     inability to hire qualified personnel or turnover in existing personnel

•     delays or failures to perform by us or third parties involved in our development projects

•     development of new products or services that are not accepted by the market

These problems may result in a decline in sales or increased costs.

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

•         increased competition

•         timing of new product announcements and timing of development expenditures

•         product or service releases and pricing changes by us or our competitors

•         market acceptance or delays in the introduction of new products or services

•         production constraints

•         quality issues

•         labor or material

•         timing of significant orders

•         sales channel mix of direct vs. indirect distribution

•         civil unrest, war or terrorism

•         health issues (such as the outbreak of a virus impacting workers or travel)

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

Regulatory requirements regarding disclosure of our use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries could affect the sourcing and availability of minerals used in the manufacture of certain products. Although we do not buy raw materials, manufacture, or produce any electronic equipment using conflict minerals directly, some components provided by our suppliers and contained in our products contain conflict minerals.  Our goal is for our products to be conflict free.  As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices.  Single source suppliers may not respond or respond negatively regarding conflict mineral sourcing and we may be unable to find alternative sources to replace them.  Also, because our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in the products that we sell.  Further, if we are unable to comply with the new laws or regulations or if our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us.  We may need to incur additional costs and invest additional resources, including management’s time, in order to comply with the new regulations and anticipated additional reporting and disclosure obligations.

Failure to adapt to technology trends in our industry may hinder our competitiveness and financial results.

Product and service technology in our industry evolves rapidly, making timely product innovation essential to success in the marketplace.  Introducing products and services with improved technologies or features may render our existing products obsolete and unmarketable.  Technological advances and trends that may negatively impact our business include:

•       new device package types, densities and technologies requiring hardware and software changes in order to be programmed by our products, particularly certain segments of the high density NAND and e-MMC markets where after placement programming is recommended by the semiconductor manufacturers

•       Reduction in semiconductor process geometries for Multi Level Cell (MLC) and Triple Level Cell (TLC) NAND and eMMC FLASH memories impact the product data retention through SMT reflow.  Improper SMT process control can negatively impact the end customer’s ability to successfully program devices prior to placement in manufacturing.  This can cause them to change their programing methods away from pre-programming to post placement programming techniques, including ISP.  Data I/O is working with semiconductor manufacturers to develop best practices to minimize the impact of reflow induced data loss.

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

We have incurred operating losses in three of the last five years and five of the last ten years.  We operate in a cyclical industry.  We will continue to examine our level of operating expense based upon our projected revenues.  Any planned increases in operating expenses may result in losses in future periods if projected revenues are not achieved.  As a result, we may need to generate greater revenues than we have recently in order to achieve and maintain profitability.  However, we cannot provide assurance that our revenues will increase and our business strategies may not be successful, resulting in future losses.

We may need to raise additional capital and our future access to capital is uncertain.

Our past revenues have sometimes been, and our future revenues may again be, insufficient to support the expense of our operations and any expansion of our business.  We may therefore need additional equity or debt capital to finance our operations.  If we are unable to generate sufficient cash flows from operations or to obtain funds through additional debt, lease or equity financing, we may have to reduce some or all of our development and sales and marketing efforts and limit the expansion of our business.

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  We may require additional cash for U.S. operations, causing potential repatriation of cash from the $8.3 million held in our foreign subsidiaries.  Although we have no current repatriation plans, there may be tax and other impediments to any repatriation actions.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

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

We work closely with most semiconductor manufacturers to ensure that our programming systems comply with their requirements.  In addition, many semiconductor manufacturers recommend our programming systems for use by users of their programmable devices.  These working relationships enable us to keep our programming systems product lines up to date and provide end-users with broad and current programmable device support.  As technology changes occur that limit the effectiveness of pre-placement programming, particularly for very small high density NAND and e-MMC devices, certain semiconductor manufacturers are not recommending or may not continue recommending our programming systems for these devices.  Our business may be adversely affected if our relationships with semiconductor manufacturers deteriorate.

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

Because we rely on a small number of suppliers for certain parts, we are subject to possible price increases by these suppliers.  Also, we may be unable to accurately forecast our production schedule.  If we underestimate our production schedule, suppliers may be unable to meet our demand for components.  This delay in the supply of key components may have a materially adverse effect on our business.  For suppliers who discontinue parts, we may be required to make lifetime purchases covering future requirements.  Over estimation of demand or excessive minimum order quantities will lead to excess inventories that may become obsolete.

Certain of our sockets, parts and boards are currently manufactured to our specifications by third-party foreign contract manufacturers and we are sourcing certain parts or options from foreign manufacturers.  We may not be able to obtain a sufficient quantity of these products if and when needed or the quality of these parts or options may not meet our standards, which may result in lost sales.

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

International sales represented approximately 88%, 83% and 90% of our net revenue for the fiscal years ended December 31, 2013, 2012 and 2011, respectively.  We expect that international sales will continue to be a significant portion of our net revenue.  International sales may fluctuate due to various factors, including:

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

•         compliance with applicable export licensing requirements

•         product safety and other certification requirements

•         difficulties in integrating foreign and outsourced operations

•         civil unrest, political and economic instability

Because we have customers located throughout the world, we have significant foreign receivables.  We may experience difficulties in collecting these amounts as a result of payment practices of certain foreign customers, economic uncertainty and regulations in foreign countries, the availability and reliability of foreign credit information, and potential difficulties in enforcing collection terms.

The European Union and European Free Trade Association (“EU”) has established certain electronic emission and product safety requirements (“CE”).  As applicable, our products currently meet these requirements; however, failure to obtain either a CE certification or a waiver for any product may prevent us from marketing that product in Europe.  The EU also has directives concerning the Reduction of Hazardous Substances (“RoHS”) and we believe we are classified within the EU RoHS Directive category list as Industrial Monitoring and Control Equipment (category 9), which is out of scope until the enforcement date of July 2017.  Failure to meet applicable directives or qualifying exemptions may prevent us from marketing certain products in Europe or other territories with similar requirements.

We have subsidiaries in Germany, China, Hong Kong, Brazil and Canada.  Our business and financial condition is sensitive to currency exchange rates and any restrictions imposed on their currencies including restrictions on repatriations of cash.  Any repatriation of cash could result in tax costs and corresponding deferred tax assets with related tax valuation allowances.  Currency exchange fluctuations in these countries may adversely affect our investment in our subsidiaries.

If we are unable to protect our intellectual property, we may not be able to compete effectively or operate profitably.

We rely on patents, copyrights, trade secrets and trademarks to protect our intellectual property, as well as product development and marketing skill to establish and protect our market position.  We attempt to protect our rights in proprietary software products, including our user interface, product firmware, software module options and other software products by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in our licenses, and by requiring our employees to execute non-disclosure agreements.

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

The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet or we may fall out of compliance with, such as the internal controls auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not currently required to comply as we are a smaller reporting company.  We assume that we will continue to have the status of a smaller reporting company based on the aggregate market value of the voting and non-voting shares held as of June 30, 2013.  If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

While we have policies and procedures in place designed to prevent corruption and bribery, because our business is significantly international, violations of the Foreign Corrupt Practices Act (FCPA) could have a significant adverse effect on our business due to the disruption and distraction of an investigation, financial penalties and criminal penalties.

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

Cyber security breaches or terrorism could result in liabilities or costs as well as damage to or loss of our data or customer access to our website and information systems.  The collection, storage, transmission, use and disclosure of user data and personal information, if accessed improperly, could give rise to liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We amended our lease agreement for the Redmond, Washington headquarters facility effective February 1, 2011, extending the term to August 2016, lowering the square footage to 32,646 and lowering the rental rate.  The lease square footage increased to 33,676 effective February 1, 2014.  The lease base annual rental payments during 2013, 2012 and 2011 were approximately $501,000, $487,000, and $326,000, respectively.

In addition to the Redmond facility, approximately 11,000 square feet is leased at two foreign locations, including our German sales, service and engineering operations located in Munich, Germany, under a five-year lease starting in 2010, and a sales, service, operations and engineering office located in Shanghai, China under a one-year lease starting in 2013.

Item 3.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of December 31, 2013, we were a party to two employee restructuring related separation claims, which have been accrued in our restructuring charges.  We were not a party to any other legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows, for the periods indicated, the high and low price information for our Common Stock as reported by the NASDAQ Capital Market (NASDAQ symbol is DAIO).  The closing price was $2.57 on December 31, 2013.

	Period	High	Low

2013	Fourth Quarter	$3.25	$2.27
	Third Quarter	3.24	2.02
	Second Quarter	2.25	1.41
	First Quarter	1.92	1.41

2012	Fourth Quarter	$2.50	$1.39
	Third Quarter	2.94	2.03
	Second Quarter	3.92	2.38
	First Quarter	4.39	3.60

The approximate number of shareholders of record as of March 20, 2014 was 501.

Except for special cash dividend of $4.15 per share paid on March 8, 1989, we have not paid cash dividends on our Common Stock and do not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by us during the periods ended December 31, 2013 and 2012.

Pursuant to NASDAQ rules, the initial equity compensation for Anthony Ambrose was approved by the independent directors and was classified as an employment inducement grant on October 25, 2012 consisting of 200,000 Non-Qualified Stock Options vesting quarterly over 4 years with a 6 year life and a 75,000 Restricted Stock Award vesting annually over 4 years.

Pursuant to NASDAQ rules, the initial equity compensation for Rajeev Gulati was approved by the independent directors and was classified as an employment inducement grant on July 26, 2013 consisting of 100,000 Non-Qualified Stock Options vesting quarterly over 4 years with a 6 year life.

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

(1) Program terminated January 13, 2012
(2) Program terminated March 26, 2012

On October 20, 2011, we announced a stock repurchase program to buy back up to $1 million dollars of stock over four quarters.  Through December 31, 2011, we repurchased 62,916 shares of stock at an average price of $3.97 for a total repurchase amount of $249,986 plus $2,517 in commissions.  On January 9, 2012, our board of directors approved a new and expanded 2012 share repurchase program with provisions to buy back up to $6 million dollars of stock.  The program included establishing a Rule 10b5-1 plan under the Exchange Act to provide flexibility to make purchases at any time.  The 10b5-1 trading plan allows us to repurchase our common stock in the open market during periods in which stock trading is otherwise closed for us.  On January 13, 2012, the October 2011 stock repurchase program was terminated and the new expanded program went into effect.  On March 26, 2012 this program was terminated and no further stock repurchase programs went into effect during the remainder of 2012 or 2013.

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

OVERVIEW

We have renewed our focus on managing the core programming business to return to profitability, while developing and enhancing products to drive future revenue and earnings growth.  Our challenge continues to be operating in a cyclical and rapidly evolving industry environment.  After starting the third quarter well, bookings decelerated and were softer than expected until December when we saw an increase in the business.  We continue to see economic uncertainty in many countries and markets.  We are continuing our efforts to balance business geography shifts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.  We continued to manage our cost structure down by taking restructure actions during the second and fourth quarters of 2013.

We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, automated programming systems for the manufacturing environment and software.  We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including NAND Flash, e-MMC, and microcontrollers on our newer products.  In September 2013, we announced our new PSV7000, Data I/O’s most advanced programming system which can cut the cost of programming by up to 50% and represents new capabilities to handle and program small parts.

Our customer focus has been on strategic high volume manufacturers in key market segments like wireless and consumer electronics, automotive electronics and industrial controls as well as programming centers.

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

During the fourth quarter of 2013, we took additional restructuring actions focused primarily on reducing layers of management and moving management closer to sales channels and customers.  The restructure actions eliminate certain job positions and in some cases allow the company to have the flexibility to add other critical positions.  These actions resulted in restructuring costs of $541,000 for the fourth quarter.  The net effect of the restructure actions, offset in part by planned personnel additions, will be to reduce annual operating expenses by approximately $750,000 when fully implemented by the end of the first quarter of 2014.

The portion of the restructure reserve expected to be paid during 2014 is $723,000.  The long term portion is $150,000 and relates to the lease abandonment payments that are expected to be completely paid by July 2016.

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

The revenue related to products requiring installation that is perfunctory is recognized at the time of shipment.  Installation that is considered perfunctory includes any installation that can be performed by other parties, such as distributors, other vendors, or in most cases the customers themselves.  This takes into account the complexity, skill and training needed as well as customer expectations regarding installation.

We enter into multiple deliverables arrangements that arise during the sale of a system that includes an installation component, a service and support component and a software maintenance component.  We allocate the value of each element based on relative selling prices.  Relative selling price is based on the selling price of the standalone system.  For the installation and service and support components, we use what we charge to distributors who perform these components.  For software maintenance components, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is recognized on the system sale based on shipping terms, installation revenue is recognized after the installation is performed, and hardware service and support and software maintenance revenue is recognized ratably over the term of the agreement, typically one year.

When we sell software separately, we recognize software revenue upon shipment provided that only inconsequential obligations remain on our part and substantive acceptance conditions, if any, have been met.

We recognize revenue when persuasive evidence of an arrangement exists, shipment has occurred, the price is fixed or determinable, the buyer has paid or is obligated to pay, collectability is reasonably assured, substantive acceptance conditions, if any, have been met, the obligation is not contingent on resale of the product, the buyer’s obligation would not be changed in the event of theft, physical destruction or damage to the product, the buyer acquiring the product for resale has economic substance apart from us and we do not have significant obligations for future performance to directly bring about the resale of the product by the buyer.  We establish a reserve for sales returns based on historical trends in product returns and estimates for new items.

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

Tax Valuation Allowances:  Given the uncertainty created by our history of losses, as well as the current uncertain economic outlook for our industry and capital spending, we expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances.  At the current time, we expect, therefore, that reversals of the tax valuation allowance will take place only as we are able to take advantage of the underlying tax loss or other attributes in carry forward.  The transfer pricing and expense or cost sharing arrangements are complex areas where judgments, such as the determination of arms-length arrangements, can be subject to challenges by different tax jurisdictions.

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

Results of Operations:

Net Sales

Net sales by product line	2013	Change	2012
(in thousands)
Automated programming systems	$12,173	13.0%	$10,772
Non-automated programming systems	6,544	3.7%	6,313
Total programming systems	$18,717	9.6%	$17,085

Net sales by location	2013	Change	2012
(in thousands)
United States	$2,331	(17.8%)	$2,835
% of total	12.5%		16.6%
International	$16,386	15.0%	$14,250
% of total	87.5%		83.4%

Net sales increased 9.6% to $18.7 million for the year ended December 31, 2013, from $17.1 million in 2012.  On a regional basis, net sales increased 46% in Asia and 14% in the Americas, while declining 18% in Europe compared to 2012.  On a product basis, sales increased by 66% for FLX, 41% for FlashPak and 20% for PS systems, while slightly declining or flat for our legacy (Unifamily and Sprint) products compared to 2012.  We had the first sale of the PSV7000 our newest automated programming system.

Order bookings were $19.5 million for 2013 up 14.4% compared to $17.1 million in 2012. Backlog at December 31, 2013 and 2012 was $1.9 million and $0.9 million, respectively.

Gross Margin

	2013	Change	2012
(in thousands)
Gross margin	$9,510	10.1%	$8,638
Percentage of net sales	50.8%		50.6%

Gross margin as a percentage of sales for the year ended December 31, 2013 was 50.8%, compared to 50.6% in 2012. The change was primarily due to the higher sales volume and savings from restructure actions offset in part by a change in mix, customer discounts and unfavorable factory labor and overhead application variances.

Research and Development

	2013	Change	2012
(in thousands)
Research and development	$4,586	(17.6%)	$5,564
Percentage of net sales	24.5%		32.6%

Research and development (“R&D”) decreased by $978,000 for the year ended December 31, 2013 compared to 2012, primarily due to the elimination of most of the amortization and expenses related to the former Azido initiative; savings from restructuring personnel reductions during 2013 and the third quarter of 2012; and reduced use of contractors for R&D efforts.

We believe it is essential to invest in R&D to significantly enhance our existing products and to create new products as markets develop and technologies change.  In addition to product development, a significant part of R&D spending is on creating software and support for new devices introduced by the semiconductor companies.  We are focusing our R&D efforts on solutions for strategic growth markets, including new programming technology, automated programming systems for the manufacturing environment and extending the capabilities and support for our programmer architecture.  Our R&D spending fluctuates based on the number, type, and the development stage of our product initiatives and projects.

Selling, General and Administrative

	2013	Change	2012
(in thousands)
Selling, general & administrative	$6,378	(14.4%)	$7,450
Percentage of net sales	34.1%		43.6%

Selling, General and Administrative (“SG&A”) expenses decreased $1,072,000 for the year ended December 31, 2013 compared to 2012.  The decrease was primarily related to the CEO search firm and separation pay expense of $496,000 in 2012; savings from personnel and contractor reductions from the September 2012 restructuring actions; and cost control actions.  Partially offsetting the savings were higher commissions, primarily related to the sales volume, as well as incentive pay in 2013, which we did not have in 2012.

IMPAIRMENT CHARGE

In 2012 and again in 2013, year-end impairment evaluations were performed.  We evaluated changes in Azido projects and projected cash flows which decreased or eliminated our expected future cash flows related to Azido technology’s use or disposition.  Based on these evaluations, impairment charges of $31,000 and $2.3 million were taken against this software technology for the years ending December 31, 2013 and 2012, respectively.  As of December 31, 2013, the Azido technology net carrying value is $0.

Interest

	2013	Change	2012
(in thousands)
Interest income	$160	(45.0%)	$291

Interest income decreased by $131,000 for the twelve month period ending December 31, 2013 compared to the same period in 2012 primarily due to interest received related to foreign income tax refunds that occurred in 2012.

Income Taxes

	2013	Change	2012
(in thousands)
Income tax (expense) benefit	$8	(97.6%)	$327

Income tax benefit decreased by $319,000 for the twelve month period ending December 31, 2013 compared to 2012 primarily from refund settlements of foreign income taxes during 2012.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $12.0 million and $10.7 million as of December 31, 2013 and 2012, respectively.  Our deferred tax assets and valuation allowance have been reduced by approximately $180,000 and $132,000 associated with the requirements of accounting for uncertain tax positions as of December 31, 2013 and 2012, respectively.  Given the uncertainty created by our loss history and the cyclical nature of the industry in which we operate, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Inflation and changes in Foreign currency exchange rates

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates of exchange during the year.  We recognized foreign currency transaction gains and (losses) of ($76,000) and ($106,000) in 2013 and 2012, respectively.  The transaction gains or losses resulted primarily from translation adjustments to foreign inter-company accounts and US dollar accounts held by foreign subsidiaries; sales by our German subsidiary to certain customers, which were invoiced in US dollars; and Brazilian intercompany balances.

Financial Condition:

Liquidity and Capital Resources

	2013	Change	2012
(in thousands)
Working capital	$12,244	($1,593)	$13,837

At December 31, 2013, our principal sources of liquidity consisted of existing cash and cash equivalents.  Our working capital decreased by $1,593,000 for the twelve month period ending December 31, 2013.  Our current ratio was 3.8 and 4.6 for December 31, 2013 and 2012, respectively.

For the twelve month period ending December 31, 2013, our cash position declined $102,000 primarily due to funding the loss, partially offset by other working capital changes and non-cash expenses.

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

As a result of our significant product development, customer support, selling and marketing efforts, we have required substantial working capital to fund our operations.  Over the last few years and again during 2013, we restructured our operations to lower our costs and operating expenditures in some geographic regions, while investing in other regions.  We have created the opportunity: to hire critical product development resources; to lower the level of revenue required for our net income breakeven point; to offset in part, costs rising over time; to preserve our cash position, and to focus on profitable operations. See “Business Restructuring Progress” discussion above for future expected restructuring related payments.

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  We may require additional cash for U.S. operations, causing potential repatriation of cash from the $8.3 million held in our foreign subsidiaries.  Although we have no current repatriation plans, there may be tax and other impediments to any repatriation actions.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

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

No further stock repurchase programs went into effect during the remainder of 2012 or 2013.

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) was a loss of $2,097,000 and a loss of $3,428,000 for the year ended December 31, 2013 and 2012, respectively.  EBITDAS (EBITDA excluding stock based compensation) adjusted to exclude restructuring charges was a loss of $491,000 and a loss of $2,696,000 for the year ended December 31, 2013 and 2012, respectively.  Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.  We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our results and facilitate the comparison of results.  A reconciliation of net income (loss) to EBITDA and adjusted EBITDAS follows:

	Year Ended December 31,
	2013	2012
(in thousands)
Net Income (loss)	($2,576)	($6,429)
Interest income	(160)	(291)
Taxes	(8)	(327)
Depreciation & amortization, including impairment charge	647	3,619
EBITDA earnings (loss)	($2,097)	($3,428)

Restructuring Charges	1,183	207
Adjusted EBITDA earnings (loss) excluding restructure charges	($914)	($3,221)
Stock Based Compensation	423	525
Adjusted EBITDAS earnings (loss) excluding restructure charges	($491)	($2,696)

NEW  ACCOUNTING  PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”), an amendment to ASC 740, “Income Taxes.”  ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed.  In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset.  The amendments in ASU 2013-11 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  Early adoption is permitted.  The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.  We do not expect the implementation of this guidance to have a material impact on our financial statements.

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

See pages 27 through 46.

report of Independent REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Data I/O Corporation

We have audited the accompanying consolidated balance sheets of Data I/O Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013.  Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (Schedule II).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Data I/O Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/GRANT THORNTON LLP

Seattle, Washington
March 28, 2014

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,426	$10,528
Trade accounts receivable, net of allowance for
doubtful accounts of $87 and $89, respectively	1,980	2,648
Inventories	3,770	4,033
Other current assets	395	486
TOTAL CURRENT ASSETS	16,571	17,695

Property, plant and equipment – net	843	1,006
Intangible software technology – net	-	35
Other assets	88	86
TOTAL ASSETS	$17,502	$18,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$720	$850
Accrued compensation	1,107	1,183
Deferred revenue	1,170	1,238
Other accrued liabilities	597	539
Accrued costs of business restructuring	723	25
Income taxes payable	10	23
TOTAL CURRENT LIABILITIES	4,327	3,858

Long-term other payables	313	219

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 7,786,053 shares as of December 31,
2013 and 7,741,686 shares as of December 31, 2012	18,343	17,928
Accumulated earnings (deficit)	(7,042)	(4,466)
Accumulated other comprehensive income	1,561	1,283
TOTAL STOCKHOLDERS’ EQUITY	12,862	14,745
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,502	$18,822

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2013	2012

Net Sales	$18,717	$17,085
Cost of goods sold	9,207	8,447
Gross margin	9,510	8,638
Operating expenses:
Research and development	4,586	5,564
Selling, general and administrative	6,378	7,450
Impairment charge	31	2,358
Provision for business restructuring	1,183	207
Total operating expenses	12,178	15,579
Operating income (loss)	(2,668)	(6,941)
Non-operating income (expense):
Interest income	160	291
Foreign currency transaction gain (loss)	(76)	(106)
Total non-operating income (expense)	84	185
Income (loss) before income taxes	(2,584)	(6,756)
Income tax (expense) benefit	8	327
Net income (loss)	($2,576)	($6,429)

Basic earnings (loss) per share	($0.33)	($0.80)
Diluted earnings (loss) per share	($0.33)	($0.80)
Weighted-average basic shares	7,767	7,995
Weighted-average diluted shares	7,767	7,995

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2013	2012

Net Income (loss)	($2,576)	($6,429)
Other comprehensive income:
Foreign currency translation gain	278	191
Comprehensive income (loss)	($2,298)	($6,238)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Accumulated
	Common Stock		Retained	and Other	Total
			Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2011	9,207,730	$23,414	$1,963	$1,092	$26,469
Stock options exercised	1,162	-	-	-	-
Repurchased shares	(1,482,789)	(6,026)	-	-	(6,026)
Stock awards issued, net of tax withholding	8,699	(8)	-	-	(8)
Issuance of stock through: Employee Stock Purchase Plan	6,884	23	-	-	23
Share-based compensation	-	525	-	-	525
Net income (loss)	-	-	(6,429)	-	(6,429)
Other comprehensive income	-	-	-	191	191
Balance at December 31, 2012	7,741,686	$17,928	($4,466)	$1,283	$14,745

Stock awards issued, net of tax withholding	37,241	(25)	-	-	(25)
Issuance of stock through: Employee Stock Purchase Plan	7,126	15	-	-	15
Share-based compensation	-	425	-	-	425
Net income (loss)	-	-	(2,576)	-	(2,576)
Other comprehensive income	-	-	-	278	278
Balance at December 31, 2013	7,786,053	$18,343	($7,042)	$1,561	$12,862

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share amounts)

	For the Years Ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($2,576)	($6,429)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	613	1,265
Loss on disposal of assets	12	-
Equipment transferred to cost of goods sold	217	150
Share-based compensation	425	525
Impairment charge	31	2,318
Net change in:
Trade accounts receivable	700	1,710
Inventories	297	(54)
Other current assets	99	61
Accrued cost of business restructuring	854	25
Accounts payable and accrued liabilities	(193)	(574)
Deferred revenue	(91)	(227)
Other long-term liabilities	(56)	(41)
Other long-term assets	3	-
Net cash provided by (used in) operating activities	335	(1,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(678)	(492)
Cash provided by (used in) investing activities	(678)	(492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of tax withholding	(10)	16
Repurchase of common stock	-	(6,026)
Cash provided by (used in) financing activities	(10)	(6,010)
Increase/(decrease) in cash and cash equivalents	(353)	(7,773)

Effects of exchange rate changes on cash	251	181
Cash and cash equivalents at beginning of period	10,528	18,120
Cash and cash equivalents at end of period	$10,426	$10,528

Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income Taxes	($85)	($215)
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

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of 90 days or less are considered cash equivalents.  We maintain our cash and cash equivalents with major financial institutions in the United States of America, which are insured by the Federal Deposit Insurance Corporation (FDIC), and foreign jurisdictions.  Deposits in U.S. banks exceed the FDIC insurance limit.  We have not experienced any losses on our cash and cash equivalents.  Cash and cash equivalents held in foreign bank accounts totaled $8,345,000 at December 31, 2013.

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

We regularly review all of our long-lived assets, including property, plant and equipment and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded.  Based on this evaluation, other than the intangible asset software technology impairment noted in Intangible Assets below, no other impairment was noted for long-lived assets for the years ended December 31, 2013 and 2012.

Intangible Assets

Intangible assets include capitalized costs, technical and product rights, patent, trademarks and other intellectual property.  Intangible assets are stated at cost and amortized to operations over their estimated useful lives or statutory lives, whichever is shorter.  Capitalized intangible assets are included in other long term assets on the balance sheet.  We evaluate our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable using a fair value approach.  Based on this evaluation, impairment charges of $31,000 and $2.3 million were taken against the software technology acquired in April of 2011 (the Azido technology) for the years ending December 31, 2013 and 2012, respectively.  As of December 31, 2013, the Azido technology net carrying value is $0.

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

The revenue related to products requiring installation that is perfunctory is recognized at the time of shipment.  Installation that is considered perfunctory includes any installation that can be performed by other parties, such as distributors, other vendors, or in most cases the customers themselves.  This takes into account the complexity, skill and training needed as well as customer expectations regarding installation.

We enter into multiple deliverables arrangements that arise during the sale of a system that includes an installation component, a service and support component and a software maintenance component.  We allocate the value of each element based on relative selling prices.  Relative selling price is based on the selling price of the standalone system.  For the installation and service and support components, we use what we charge to distributors who perform these components.  For software maintenance components, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is recognized on the system sale based on shipping terms, installation revenue is recognized after the installation is performed, and hardware service and support and software maintenance revenue is recognized ratably over the term of the agreement, typically one year.

When we sell software separately, we recognize software revenue upon shipment provided that only inconsequential obligations remain on our part, and substantive acceptance conditions, if any, have been met.

We recognize revenue when persuasive evidence of an arrangement exists, shipment has occurred, the price is fixed or determinable, the buyer has paid or is obligated to pay, collectability is reasonably assured, substantive acceptance conditions, if any, have been met, the obligation is not contingent on resale of the product, the buyer’s obligation would not be changed in the event of theft, physical destruction or damage to the product, the buyer acquiring the product for resale has economic substance apart from us and we do not have significant obligations for future performance to directly bring about the resale of the product by the buyer.  We establish a reserve for sales returns based on historical trends in product returns and estimates for new items.

Sales were recorded net of actual sales returns and changes to the associated sales return reserve.  Sales return reserves were $50,000 and $60,000 at December 31, 2013 and 2012, respectively.

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

Advertising Expense

Advertising costs are expensed as incurred.  Total advertising expenses were approximately $152,000 and $107,000 in 2013 and 2012, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share exclude any dilutive effects of stock options.  Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period.  The common stock equivalent shares from equity awards used in calculating diluted earnings per share were 0 for the years ended December 31, 2013 and 2012, respectively.  Options to purchase 904,656 and 1,158,405 shares of common stock were outstanding as of December 31, 2013 and 2012, respectively, but were excluded from the computation of diluted EPS for the period then ended because the options were anti-dilutive.

Diversification of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables.  Our trade receivables are geographically dispersed and include customers in many different industries.  As of December 31, 2013, one customer, Avnet, accounted for more than 12% of our consolidated accounts receivable balance.  As of December 31, 2012, three customers, Data Copy Limited, Delphi and Jabil accounted for 16%, 11% and 10% of our consolidated accounts receivable balance, respectively.  Our consolidated accounts receivable balance as of December 31, 2013 and 2012 includes foreign accounts receivable in the functional currency of our foreign subsidiaries amounting to $886,000 and $950,000, respectively.  We generally do business with our foreign distributors in U.S. dollars.  We believe that risk of loss is significantly reduced due to the diversity of our end-customers and geographic sales areas.  We perform on-going credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, or prepayment whenever deemed necessary.

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

During the fourth quarter of 2013, we took additional restructuring actions focused primarily on reducing layers of management and moving management closer to sales channels and customers.  The restructure actions will eliminate certain job positions and in some cases allow the company to have the flexibility to add other critical positions.  These actions resulted in restructuring costs of $541,000 for the fourth quarter.

The portion of the restructure reserve expected to be paid during 2014 is $723,000.  The long term portion is $150,000 and relates to the lease abandonment payments that are expected to be completely paid by July 2016.

An analysis of the restructuring is as follows:

	Reserve Balance Dec 31, 2011	2012 Expense	2012 Payments/ Write-Offs	Reserve Balance Dec 31, 2012	2013 Expense	2013 Payments/ Write-Offs	Reserve Balance Dec 31, 2013
(in thousands)
Downsizing US operations:
Employee severance	$0	$103	$103	$0	$457	$227	$230
Other costs	-	4	4	-	273	33	240
Downsizing foreign operations:
Employee severance	-	57	32	25	405	58	372
Other costs	-	43	43	-	48	17	31
Total	$0	$207	$182	$25	$1,183	$335	$873

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Receivables consist of the following:
	December 31, 2013	December 31, 2012
(in thousands)
Trade accounts receivable	$2,067	$2,737
Less allowance for doubtful receivables	87	89
Trade accounts receivable, net	$1,980	$2,648

Changes in Data I/O’s allowance for doubtful accounts are as follows:
	December 31, 2013	December 31, 2012
(in thousands)
Beginning balance	$89	$115
Bad debt expense (reversal)	(2)	(26)
Accounts written-off	-	-
Recoveries	-	-
Ending balance	$87	$89

NOTE 4 – INVENTORIES, NET

Inventories consisted of the following components:
	December 31, 2013	December 31, 2012
(in thousands)
Raw material	$1,988	$2,166
Work-in-process	1,309	1,262
Finished goods	473	605
Inventories	$3,770	$4,033

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:
	December 31, 2013	December 31, 2012
(in thousands)
Leasehold improvements	$484	$481
Equipment	7,015	7,618
	7,499	8,099
Less accumulated depreciation	6,656	7,093
Property and equipment, net	$843	$1,006

Total depreciation expense recorded for 2013 and 2012 was $612,000 and $821,000, respectively.

NOTE 6 – INTANGIBLE SOFTWARE TECHNOLOGY, NET

On April 29, 2011, we purchased software technology (the Azido technology) for $2 million in cash and issuance of 163,934 shares of our common stock, valued at $1 million on the date of purchase.  Acquisition costs of $89,000 were capitalized as part of the transaction.  The transaction was accounted for as an asset purchase.

In 2012 and again in 2013, year-end impairment evaluations were performed.  We evaluated changes in Azido projects and projected cash flows which decreased or eliminated our expected future cash flows related to Azido technology’s use or disposition.  Based on these evaluations, impairment charges of $31,000 and $2.3 million were taken against this software technology for the years ending December 31, 2013 and 2012, respectively.  As of December 31, 2013, the Azido technology net carrying value is $0.

The following is a summary of the Company’s intangible software technology:

	December 31, 2013	December 31, 2012
(in thousands)
Intangible software technology	$35	$3,089
Less impairment charge	31	2,318
Less accumulated amortization	4	736
Intangible software technology, net	$0	$35

NOTE 7 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	December 31, 2013	December 31, 2012
(in thousands)
Product warranty	$281	$260
Sales return reserve	50	60
Other taxes	112	86
Other	154	133
Other accrued liabilities	$597	$539

The changes in our product warranty liability for the year ending December 31, 2013 are follows:

December 31, 2013
(in thousands)
Liability, beginning balance	$260
Net expenses	472
Warranty claims	(472)
Accrual revisions	21
Liability, ending balance	$281

NOTE 8 –OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2014	$1,045
2015	863
2016	534
2017	4
2018	4
Thereafter	4
Total at December 31, 2013	$2,454

Lease and rental expense was $1,111,000 and $1,166,000 in 2013 and 2012, respectively.  Rent expense is recorded on a straight line basis, over the term of the lease, for leases that contain fixed escalation clauses, and excludes the portion that is charged to restructure expense.  The operating lease commitments include rent that is classified as part of the restructure accrual.  We amended our lease agreement for the Redmond, Washington headquarters facility effective February 1, 2011, extending the term to August 2016, lowering the square footage to 32,646 and lowering the rental rate.  The lease base annual rental payments during 2013 and 2012 were approximately $501,000 and $487,000, respectively. The lease square footage increased to 33,676 effective February 1, 2014.

In addition to the Redmond facility, approximately 11,000 square feet is leased at two foreign locations, including our German sales, service and engineering operations located in Munich, Germany, under a five-year lease starting in 2010, and a sales, service, operations and engineering office located in Shanghai, China under a one-year lease starting in 2013.

NOTE 9 –OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At December 31, 2013, the purchase and other obligations totaled $895,000 and are expected to be paid out over the next twelve months.

NOTE 10 – CONTINGENCIES

As of December 31, 2013, we were a party to two employee restructuring related separation claims, which have been accrued in our restructuring charges.  We were not a party to any other legal proceedings, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 11 – STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2013, there were 751,830 shares available for future grant under Data I/O Corporation 2000 Stock Compensation Incentive Plan (“2000 Plan”).  There were 1,151,731 shares of Common Stock reserved for issuance consisting of 795,481 under the 2000 plan and 356,250 under the inducement grant reserve.  Pursuant to this 2000 Plan, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years.  Options granted under the plans have a maximum term of six years from the date of grant.  Stock awards may also be granted under the 2000 Plan.  Inducement grants were made in 2012 and 2013.  In 2012, inducement grants were made to our chief executive officer consisting of 200,000 options and 75,000 restricted shares, of which 18,750 shares were issued in 2013.  In 2013, an inducement grant was made to our chief technology officer consisting of 100,000 options.  The inducement grants were not made out of the 2000 Plan shares but were made under the terms of the 2000 Plan.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of our Common Stock at six-month intervals at 95% of the fair market value on the last day of each six-month period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period.  During 2013 and 2012, a total of 7,126 and 6,884 shares, respectively, were purchased under the plan at average prices of $1.91 and $3.35 per share, respectively.  At December 31, 2013, a total of 65,442 shares were reserved for future issuance.

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

Director Fee Plan

We have a Director Fee Plan, not currently in use, which had provided for payment to directors who are not employees of Data I/O Corporation by delivery of shares of our Common Stock.  No shares were issued from the plan for 2013 or 2012 board service and 151,332 shares remain available in the plan as of December 31, 2013.

Retirement Savings Plan

We have a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  Under the plan, participating U.S. employees may defer their pre-tax salary or post-tax salary if Roth is elected, subject to IRS limitations.  In fiscal years 2013 and 2012, we contributed one dollar for each dollar contributed by a participant, with a maximum contribution of 4% of a participant’s earnings.  Our matching contribution expense for the savings plan was approximately $157,000 and $166,000 in 2013 and 2012, respectively.

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

No further stock repurchase programs went into effect during the remainder of 2012 or 2013.

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

The impact on our results of operations of recording share-based compensation for the year ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31,
	2013	2012
(in thousands)
Cost of goods sold	$46	$49
Research and development	80	112
Selling, general and administrative	297	364
Total share-based compensation	$423	$525

Impact on net income per share:
Basic and diluted	($0.05)	($0.07)

Approximately $13,000 and $15,000 of share-based compensation was capitalized into inventory for the years ended December 31, 2013 and 2012, respectively.

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

	Employee Stock
	Options
	2013	2012

Risk-free interest rates	0.92%	0.64%
Volatility factors	0.54	0.53
Expected life of the option in years	4.00	4.00
Expected dividend yield	None	None

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

The weighted average grant date fair value of options granted under our stock option plans for the twelve month period ending December 31, 2013 and 2012 was $.84 and $.91, respectively.  The following table summarizes stock option activity under our stock option plans for the twelve months ended December 31:

	2013			2012
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years

Outstanding at beginning of year	1,158,405	$4.00		1,038,011	$4.74
Granted	133,000	2.00		390,000	2.37
Exercised	-	-		(29,844)	3.82
Cancelled, Expired or
Forfeited	(386,749)	4.50		(239,762)	4.62
Outstanding at end of year	904,656	$3.49	3.52	1,158,405	$4.00	3.43

Vested or expected to vest at the end of the period	827,155	$4.19	2.54	1,046,028	$4.51	1.98
Exercisable at end of year	486,141	$3.59	2.54	609,812	$4.10	1.98

The aggregate intrinsic value of outstanding options is $222,241.  This represents the total pretax intrinsic value, based on the closing stock price of $2.57 at December 31, 2013, which would have been received by award holders had all award holders exercised their stock options that were in-the-money as of that date.  The aggregate intrinsic value of awards exercised during the twelve month period ended December 31, 2013 was $0.

Restricted stock award including performance-based stock award activity under our share-based compensation plan was as follows:

	2013		2012
	Awards	Weighted - Average Grant Date Fair Value	Awards	Weighted - Average Grant Date Fair Value
Outstanding at beginning of year	130,000	$2.60	30,378	$5.10
Granted	180,400	1.97	112,500	2.19
Vested	(47,375)	2.23	(11,353)	5.00
Cancelled	(15,950)	3.13	(1,525)	4.11
Outstanding at end of year	247,075	$2.18	130,000	$2.60

The remaining unamortized expected future compensation expense and remaining amortization period associated with unvested option grants and restricted stock awards are:

	December 31, 2013	December 31, 2012

Unamortized future compensation expense	$898,625	$1,040,385
Remaining weighted average amortization period in years	2.57	2.65

NOTE 13– INCOME TAXES

Components of income (loss) before taxes:

	Year Ended Dec. 31,
(in thousands)	2013	2012
U.S. operations	($2,270)	($6,484)
Foreign operations	(314)	(272)
Total income (loss) before taxes	($2,584)	($6,756)

Income tax expense (benefit) consists of:

(in thousands)	Year Ended Dec. 31,
Current tax expense (benefit)	2013	2012
U.S. federal	$0	($8)
State	8	(19)
Foreign	(16)	(300)
	(8)	(327)
Deferred tax expense (benefit) – U.S. federal	-	-
Total income tax expense (benefit)	($8)	($327)

A reconciliation of our effective income tax and the U.S. federal tax rate is as follows:

	Year Ended Dec. 31,
	2013	2012
(in thousands)
Statutory tax	($879)	($1,937)
State and foreign income tax, net of
federal income tax benefit	(125)	(324)
Valuation allowance for deferred tax assets	996	1,934
Total income tax expense (benefit)	($8)	($327)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below:

	Year Ended December 31,
	2013	2012
(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$25	$25
Inventory and product return reserves	746	786
Compensation accruals	1,341	1,116
Accrued liabilities	28	(105)
Book-over-tax depreciation and amortization	1,021	1,064
Foreign net operating loss carryforwards	999	800
U.S. net operating loss carryforwards	6,739	6,054
U.S. credit carryforwards	1,142	951
	12,041	10,691

Valuation Allowance	(12,041)	(10,691)
Total Deferred Income Tax Assets	$ -	$ -

The valuation allowance for deferred tax assets increased $1,350,000 during the year ended December 31, 2013, and increased $1,785,000 during the year ended December 31, 2012.  The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding our ability to utilize such assets in future years.  This full valuation allowance evaluation is based upon our volatile history of losses and the cyclical nature of our industry and capital spending.  Credit carryforwards consist primarily of research and experimental and alternative minimum tax credits with expiration years from 2020 to 2033.  U.S. net operating loss carryforwards are $19,821,000 at December 31, 2013 with expiration years from 2020 to 2033.  Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

The gross changes in uncertain tax positions resulting in unrecognized tax benefits are presented below:

	Year Ended Dec. 31,
	2013	2012
(in thousands)
Unrecognized tax benefits, opening balance	$132	$113
Prior period tax position increases	23	19
Additions based on tax positions related to current year	25	-
Unrecognized tax benefits, ending balance	$180	$132

Historically, we have not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during 2013.  However, we have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

Tax years that remain open for examination include 2010, 2011, 2012 and 2013 in the United States of America.  In addition, tax years from 2000 to 2009 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in its current or future year tax returns.

NOTE 14 – SEGMENT AND GEOGRAPHIC INFORMATION

We consider our operations to be a single operating segment, focused on the design, manufacturing and sale of programming systems used by designers and manufacturers of electronic products.

Major operations outside the U.S. include sales, engineering and service support subsidiaries in Germany and China.  During 2013, there were two customers, Data Copy Limited and Di-Tek that accounted for approximately 14% and 13% of our net sales, respectively.  In 2012, there was one customer, Data Copy Limited that accounted for approximately 11% of our net sales.

The following tables provide summary operating information by geographic area:

	Year Ended Dec. 31,
(in thousands)	2013	2012
Net sales:
U.S.	$2,331	$2,835
Europe	5,578	6,763
Rest of World	10,808	7,487
	$18,717	$17,085

Included in Europe and Rest of World net sales are
the following significant balances:

Germany	$3,305	$4,061
China	$3,041	$2,721

Operating income (loss):
U.S.	($1,595)	($4,405)
Europe	(930)	(1,417)
Rest of World	(143)	(1,119)
	($2,668)	($6,941)

Identifiable assets:
U.S.	$6,229	$6,865
Europe	3,701	3,690
Rest of World	7,572	8,267
	$17,502	$18,822

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992).  Based on this assessment we concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

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

Item 9B._Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the Registrant’s directors is set forth under “Election of Directors” in our Proxy Statement relating to our annual meeting of shareholders to be held on May 19, 2014 and is incorporated herein by reference.  Such Proxy Statement will be filed within 120 days of our year-end.  Information regarding the Registrant’s executive officers is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.”

Code of Ethics

We have adopted a Code of Ethics that applies to all directors, officers and employees of Data I/O, including the Chief Executive Officer and Chief Financial Officer.  The key principles of the Code of Ethics are to act legally and with integrity in all work for Data I/O.  The Code of Ethics is posted on the corporate governance page of our website at http://www.dataio.com/Company/InvestorRelations/CorporateGovernance.aspx.  We will post any amendments to our Code of Ethics on our website.  In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Ethics for our executive officers or directors, information concerning such waiver will also be posted on our website.  In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by Nasdaq’s rules.

Item 11.  Executive Compensation

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 19, 2014 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Executive Compensation.”  Such Proxy Statement will be filed within 120 days of our year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 19, 2014 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Voting Securities and Principal Holders.”  Such Proxy Statement will be filed within 120 days of our year end.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2013.  See Notes 11 and 12 of “Notes to Consolidated Financial Statements.”

	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted–average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by the security holders (1) (2)	607,169	$4.25	814,059
Equity compensation plans not approved by the security holders (3)	300,000	$1.94	-
Total	907,169	$3.49	814,059

(1)    Represents shares of our Common Stock issuable pursuant to the Data I/O Corporation 2000 Stock Incentive Compensation Plan, 1982 Employee Stock Purchase Plan and 1996 Director Fee Plan. Table excludes unvested restricted stock awards of 190,825 from the 2000 Plan.

(2)     Stock Appreciation Rights Plan (“SAR”) provides that directors, executive officers or holders of 10% or more of our Common Stock have an accompanying SAR with respect to each exercisable option.  While the plan has been approved by the security holders, no amounts are included in columns (a), (b), or (c) relating to the SAR.

(3)     Represents inducement grants of 200,000 nonqualified stock options to Anthony Ambrose as part of his hiring and inducement grants of 100,000 nonqualified stock options to Rajeev Gulati as part of his hiring. Table excludes unvested restriced stock award inducement grants of 56,250 to Anthony Ambrose.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2014 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14._ Principle Accounting Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Principal Accountant’s Fees and Services” in the Proxy Statement relating to our annual meeting of shareholders to be held on May 19, 2014.  Such Proxy Statement will be filed within 120 days of our year-end.

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

(5)      Amended and Restated Executive Agreements.  See Exhibit 10.9, 10.10, 10.23 and 10.27.

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

(8)      Data I/O Corporation 2000 Stock Compensation Incentive Plan.  See Exhibit 10.7, 10.13 and 10.25.

(9)      Form of Option Agreement.  See Exhibit 10.8.

(10)    Form of Indemnification Agreement.  See Exhibit 10.20.

(11)    Separation Agreement with Frederick R. Hume.  See Exhibit 10.22.

(12)    Letter Agreement with Anthony Ambrose.  See Exhibit 10.24.

(13)    Letter Agreement with Rajeev Gulati.  See Exhibit 10.28.

(14)    Form of Restricted Stock Agreement.  See Exhibit 10.14

Consolidated Statements of Cash Flows for each of the two years ended December 31, 2013 and December 31, 2012	32

Notes to Consolidated Financial Statements	33

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

 4.4      Amendment No.  2 to Rights Agreement, dated as of April 3, 2008, between Data I/O Corporation and Computershare (formerly BNY Mellon Investor Services LLC, and ChaseMellon Shareholder Services, L.L.C.).  (Incorporated by reference to Exhibit 4.3 of Data I/O’s Form 8-K dated April 3, 2008).

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

10.7    Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan dated May 24, 2006 (Incorporated by reference to Data I/O’s 2006 Proxy Statement dated April 6, 2006).

10.8    Form of Option Agreement (Incorporated by reference to Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).

10.9    Amended and Restated Executive Agreement with Frederick R. Hume dated December 31, 2011 (Incorporated by reference to Data I/O’s 2011 Annual Report on Form 10K (File No. 0-10394))

10.10  Amended and Restated Executive Agreement with Joel S. Hatlen dated December 31, 2011 (Incorporated by reference to Data I/O’s 2011 Annual Report on Form 10K (File No. 0-10394)).

10.11  Lease, Redmond East Business Campus between Data I/O Corporation and Carr Redmond PLCC dated February 28, 2006 (Incorporated by reference to Data I/O’s 2005 Annual Report on Form 10K (File No. 0-10394)).

10.12  Second Amendment to Lease, (Redmond East) between Data I/O Corporation and Arden Realty Limited Partnership, made as of January 31, 2011.  (Incorporated by reference to Data I/O’s 2010 Annual Report on Form 10-K (File No. 0-10394)).

10.13  Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan approved May 17, 2011 (Incorporated by reference to Data I/O’s 2011 Proxy Statement filed April 5, 2011).

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

10.15  Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 25, 2008)).

10.16  First Amendment to the Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 25, 2008).

10.17  Great West Financial (formerly Orchard Trust Company) Defined Contribution Prototype Plan and Trust (Incorporated by reference to Data I/O’s 2007 Annual Report on Form 10-K (File No. 0-10394)).

10.18  Great West Financial (formerly Orchard Trust Company) Non-standardized 401(k) Plan (Incorporated by reference to Data I/O’s 2007 Annual Report on Form 10-K (File No. 0-10394)).

10.19  Great West Financial (formerly Orchard Trust Company) Defined Contribution Prototype Plan and Trust Amendment for Pension Protection Act and Heart Act.  (Incorporated by reference to Data I/O’s 2009 Annual Report on Form 10-K (File No. 0-10394)).

10.20  Form of Indemnification Agreement.  (Incorporated by reference to Data I/O’s 2010 Annual Report on Form 10-K (File No. 0-10394)).

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

10.23  Executive Agreement with Anthony Ambrose dated October 25, 2012. (Incorporated by reference to Data I/O’s 2012 Annual Report on Form 10-K (File No. 0-10394)).

10.24  Letter Agreement with Anthony Ambrose (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on October 29, 2012).

10.25  Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan approved May 10, 2012 (Incorporated by reference to Data I/O’s 2012 Proxy Statement filed April 3, 2012).

10.27  Executive Agreement with Rajeev Gulati dated July 25, 2013.                                                                                                                                      62

10.28  Letter Agreement with Rajeev Gulati (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on July 31, 2013).

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

                                                                                                                                                     DATA I/O CORPORATION

                                                                                                                                                                (REGISTRANT)

DATED:   March 28, 2014                                                                                                         By: /s/Anthony Ambrose

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

NAME & DATE	TITLE

By: /s/Anthony Ambrose________ __March 28, 2014 Anthony Ambrose	President and Chief Executive Officer (Principal Executive Officer), Director

By: /s/Joel S. Hatlen____________ __March 28, 2014 Joel S. Hatlen	Chief Financial Officer Vice President of Finances Secretary, Treasurer (Principal Financial and Accounting Officer)

By: /s/Douglas W. Brown__________March 28, 2014	Director
Douglas W. Brown

By: /s/Kenneth B. Myer__________ __March 28, 2014	Director
Kenneth B. Myer

By: /s/Brian T. Crowley_______ ___ March 28, 2014	Director
William R. Walker

By: /s/Alan B. Howe_______ ___ March 28, 2014	Director
Alan B. Howe

By: /s/Mark J. Gallenberger_______ March 28, 2014	Director
Mark J. Gallenberger

DATA I/O CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Deductions-Describe		Balance at End of Period
(in thousands)
Year Ended December 31, 2012:
Allowance for bad debts	$115	($26)	$ -	(1)	$89

Year Ended December 31, 2013:
Allowance for bad debts	$89	($2)	$ -	(1)	$87

(1) Uncollectable accounts
written off, net of recoveries
55

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

Exhibit 23.1

Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

We have issued our report dated March 28, 2014, with respect to the consolidated financial statements and schedule included in the Annual Report of Data I/O Corporation on Form 10‑K for the year ended December 31, 2013.  We hereby consent to the incorporation by reference of said report in the Registration Statements of Data I/O Corporation on Form S‑8 (File Nos. 002-76164, 002-86785, 002-98115, 002-78394, 33-95608, 33-66824, 33-42010, 33-26472, 33-54422, 333-20657, 333-55911, 33-02254, 33-03958, 333-107543, 333-81986, 333-48595, 333-121861, 333-151006, 333-166730 and 333-175840) and on Form S-3 (File No. 333-121566).

/s/Grant Thornton LLP

Seattle, Washington
March 28, 2014

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

Date: March 28, 2014

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

Date: March 28, 2014

 /s/ Joel S. Hatlen

Joel S.  Hatlen

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

§ 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the “Company”) on Form 10-K for the period ended December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony Ambrose, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: March 28, 2014

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the “Company”) on Form 10-K for the period ended December 31, 2013 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)                                The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)                                The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Joel S. Hatlen

Joel S.  Hatlen

Chief Financial Officer

(Principal Financial Officer)

                               Date: March 28, 2014

Exhibit 10.27

AMENDED AND RESTATED

EXECUTIVE AGREEMENT

FOR

DATA I/O CORPORATION

               This Amended and Restated Agreement (the “Agreement”) is entered into this 25 day of July, 2013, by and between DATA I/O CORPORATION ("the Company") and Rajeev Gulati ("Executive").  Executive is an at-will employee of the Company.  The parties wish to provide Executive with severance benefits if Executive's employment is terminated in connection with a change in control in the Company and other payments in connection with a change of control.  At the time of the execution of the original agreement, the Executive entered into the Company's form of Confidentiality and Non-Competition Agreement for executive officers.

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

                                                      Attention: General Counsel or Corporate Secretary

               To Executive:            Rajeev Gulati

                                                      5160 Gregory Court

                                                      West Linn, OR 97068

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

DATA I/O CORPORATION                                    EXECUTIVE:

By/s/ Joel Hatlen ________________           Signature: /s/ Rajeev Gulati __________________

Name: Joel Hatlen                                                 Name: Rajeev Gulati

Its: Vice President / CFO

Exhibit A

                                         CONFIDENTIALITY AND NON‑COMPETITION AGREEMENT

                                                                                   FOR

                                                                   DATA I/O CORPORATION

           This Agreement is entered into effective this 25th day of July 2013, by and between DATA I/O CORPORATION ("the Company") and Rajeev Gulati ("Executive").  Executive is an at-will employee of the Company.  In consideration of entering into an agreement to provide Executive with severance benefits if Executive's employment is terminated in connection with a change in control in the Company, Executive promises, on the terms set forth herein, at all times to protect the Company's proprietary information and to not compete with the Company following termination of Executive's employment in connection with a change in control.

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

                                        Attention: General Counsel and Corporate Secretary

           To Executive:         Rajeev Gulati

                                         5160 Gregory Court

                                         West Linn, OR 97068

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

DATA I/O CORPORATION                          EXECUTIVE:

By: /s/ Joel Hatlen ________________         Signature: /s/ Rajeev Gulati __________________

   Its: Vice President / CFO                          Name, printed: Rajeev Gulati

         Joel Hatlen

