Form 10-Q
period 2014-03-31
DATA I/O CORP
filed 2014-05-15
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Shares of Common Stock, no par value, outstanding as of May 6, 2014:

7,788,566

PART I - FINANCIAL INFORMATION

Item 1.                   Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	March 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,776	$10,426
Trade accounts receivable, net of allowance for
doubtful accounts of $97 and $87, respectively	3,622	1,980
Inventories	3,816	3,770
Other current assets	338	395
TOTAL CURRENT ASSETS	16,552	16,571

Property, plant and equipment – net	781	843
Other assets	88	88
TOTAL ASSETS	$17,421	$17,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,051	$720
Accrued compensation	945	1,107
Deferred revenue	1,487	1,170
Other accrued liabilities	712	597
Accrued costs of business restructuring	546	723
Income taxes payable	31	10
TOTAL CURRENT LIABILITIES	4,772	4,327

Long-term other payables	258	313

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 7,788,566 shares as of March 31,
2014 and 7,786,053 shares as of December 31, 2013	18,435	18,343
Accumulated earnings (deficit)	(7,385)	(7,042)
Accumulated other comprehensive income	1,341	1,561
TOTAL STOCKHOLDERS’ EQUITY	12,391	12,862
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,421	$17,502

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATION
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Net Sales	$4,819	$4,759
Cost of goods sold	2,324	2,218
Gross margin	2,495	2,541
Operating expenses:
Research and development	1,149	1,205
Selling, general and administrative	1,689	1,806
Provision for business restructuring	13	-
Total operating expenses	2,851	3,011
Operating income (loss)	(356)	(470)
Non-operating income (expense):
Interest income	19	18
Foreign currency transaction gain (loss)	18	(3)
Total non-operating income (expense)	37	15
Income (loss) before income taxes	(319)	(455)
Income tax (expense) benefit	(24)	(4)
Net income (loss)	($343)	($459)

Basic earnings (loss) per share	($0.04)	($0.06)
Diluted earnings (loss) per share	($0.04)	($0.06)
Weighted-average basic shares	7,788	7,749
Weighted-average diluted shares	7,788	7,749

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Net Income (loss)	($343)	($459)
Other comprehensive income:
Foreign currency translation gain (loss)	(220)	(79)
Comprehensive income (loss)	($563)	($538)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share amounts)
(UNAUDITED)

	For the Three Months Ended March 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($343)	($459)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	160	179
Equipment transferred to cost of goods sold	31	-
Share-based compensation	85	70
Net change in:
Trade accounts receivable	(1,714)	(236)
Inventories	(13)	400
Other current assets	53	88
Accrued cost of business restructuring	(201)	(25)
Accounts payable and accrued liabilities	384	(60)
Deferred revenue	294	7
Other long-term liabilities	(17)	(13)
Net cash provided by (used in) operating activities	(1,281)	(49)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(129)	(21)
Cash provided by (used in) investing activities	(129)	(21)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of tax withholding	6	5
Cash provided by (used in) financing activities	6	5
Increase/(decrease) in cash and cash equivalents	(1,404)	(65)

Effects of exchange rate changes on cash	(246)	(71)
Cash and cash equivalents at beginning of period	10,426	10,528
Cash and cash equivalents at end of period	$8,776	$10,392

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income Taxes	($3)	$19
See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of March 31, 2014 and March 31, 2013 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2013.

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

Stock-Based Compensation Expense

We measure and recognize compensation expense as required for all share-based payment awards, including employee stock options and restricted stock unit awards, based on estimated fair values on the grant dates.

Income Tax

Historically when accounting for uncertainty in income taxes, we have not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months ended March 31, 2014.  However, we have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

We have incurred net operating losses in the current and certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses and credit carryforwards, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future.  There was $186,000 and $132,000 unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of March 31, 2014 and 2013, respectively.

Tax years that remain open for examination include 2010, 2011, 2012 and 2013 in the United States of America.  In addition, tax years from 2000 to 2009 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment,” (ASU 2014-08).  This ASU changes the threshold for reporting discontinued operations and adds new disclosures.  The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on our operations and financial results.”  For disposals of individually significant components that do not qualify as discontinued operations, we must disclose pre-tax earnings of the disposed component.  This guidance is effective for us prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years.  Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”), an amendment to ASC 740, “Income Taxes.”  ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed.  In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset.  The amendments in ASU 2013-11 were effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”).  The objective of ASU 2013-05 is to clarify the applicable guidance for the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity.  ASU 2013-05 was effective for annual and interim reporting periods beginning after December 15, 2013.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	Mar. 31, 2014	Dec. 31, 2013
(in thousands)
Raw material	$2,126	$1,988
Work-in-process	1,274	1,309
Finished goods	416	473
Inventories	$3,816	$3,770

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	Mar. 31, 2014	Dec. 31, 2013
(in thousands)
Leasehold improvements	$481	$484
Equipment	6,875	7,015
	7,356	7,499
Less accumulated depreciation	6,575	6,656
Property and equipment, net	$781	$843

NOTE 4 – BUSINESS RESTRUCTURING

As a result of the business downturn we experienced in late 2011, 2012, and continuing in 2013, as well as the uncertain business outlook at those times, we took additional restructuring actions in the second quarter of 2013 and fourth quarter of 2013 to reduce quarterly operating expenses and production costs.

During the second and fourth quarters of 2013, we took restructuring actions to reduce our excess office space and eliminate certain job positions.  These actions resulted in restructuring costs of $642,000 for the second quarter and $541,000 in the fourth quarter of 2013.  A revision of estimates resulted in a $13,000 charge during the first quarter of 2014.  The positions eliminated allow us to have the flexibility to add other critical positions or change fixed to variable costs through outsourcing and these actions have been fully implemented.  At March 31, 2014, the remaining portion of the liability expected to be paid over the next twelve months is $546,000 and the long term portion is $126,000 and relates to the lease abandonment payments that are expected to be completely paid by July 2016.

An analysis of the business restructuring is as follows:

	Reserve Balance Dec. 31, 2012	2013 Expense	2013 Payments/ Write-Offs	Reserve Balance Dec. 31, 2013	2014 Expense	2014 Payments/ Write-Offs	Reserve Balance Mar. 31, 2014
(in thousands)
Downsizing US operations:
Employee severance	$0	$457	$227	$230	$0	$138	$92
Other costs	-	273	33	240	-	19	221
Downsizing foreign operations:
Employee severance	25	405	58	372	13	48	337
Other costs	-	48	17	31	-	9	22
Total	$25	$1,183	$335	$873	$13	$214	$672

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	Mar. 31, 2014	Dec. 31, 2013
(in thousands)
Product warranty	$296	$281
Sales return reserve	50	50
Other taxes	118	112
Other	248	154
Other accrued liabilities	$712	$597

The changes in Data I/O's product warranty liability for the three months ending March 31, 2014 are as follows:

Mar. 31, 2014
(in thousands)
Liability, beginning balance	$281
Net expenses	134
Warranty claims	(134)
Accrual revisions	15
Liability, ending balance	$296

NOTE 6 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2014 (remaining)	$747
2015	908
2016	609
2017	79
2018	10
Thereafter	5
Total	$2,358

Of the $2,358,000, $242,000 has been accrued as restructure liability related to abandoned lease space.

During the first quarter of 2014, we renewed our lease agreement for our Munich, Germany facility effective February 1, 2015 and extending the term through January 2018 and lowering the square footage to approximately 4,306 square feet.

NOTE 7 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At March 31, 2014, the purchase commitments and other obligations totaled $1,003,000 of which all but $30,000 are expected to be paid over the next twelve months.

NOTE 8 – CONTINGENCIES

As of March 31, 2014, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	Mar. 31, 2014	Mar. 31, 2013
(in thousands except per share data)
Numerator for basic and diluted
earnings (loss) per share:
Net income (loss)	($343)	($459)

Denominator for basic
earnings (loss) per share:
weighted-average shares	7,788	7,749

Employee stock options and awards	-	-

Denominator for diluted
earnings (loss) per share:
adjusted weighted-average shares &
assumed conversions of stock options	7,788	7,749

Basic and diluted
earnings (loss) per share:
Total basic earnings (loss) per share	($0.04)	($0.06)
Total diluted earnings (loss) per share	($0.04)	($0.06)

Options to purchase 833,187 and 990,958 shares were outstanding as of March 31, 2014 and 2013, respectively, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three months ended March 31, 2014 and 2013, respectively, was as follows:

	Three Months Ended
	Mar. 31, 2014	Mar. 31, 2013
(in thousands)
Cost of goods sold	($4)	$11
Research and development	14	20
Selling, general and administrative	75	39
Total share-based compensation	$85	$70

Impact on net earnings per share:
Basic and diluted	($0.01)	($0.01)

Stock option grants during the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	Mar. 31, 2014	Mar. 31, 2013

Stock Options Granted	-	30,000

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model.  The following weighted average assumptions were used to calculate the fair value of stock options granted during the three months ended March 31, 2014 and 2013:

	Three Months Ended
	Mar. 31, 2014	Mar. 31, 2013

Risk-free interest rates	-	0.68%
Volatility factors	-	0.54
Expected life of the option in years	-	4.00
Expected dividend yield	-	None

The remaining unamortized expected future compensation expense and remaining amortization period associated with unvested option grants and restricted stock awards at March 31, 2014 are:

Mar. 31, 2014
Unamortized future compensation expense	$764,623
Remaining weighted average amortization period in years	2.51

Item 2.                   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements herein regarding industry prospects or trends; expected revenues; expected level of expense; future results of operations; reversals of tax valuation allowances; restructuring implications; breakeven point, or financial position; changes in gross margin; economic conditions and capital spending outlook; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; sales channels and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of these forward-looking statements after the date of this report.  The reader should not place undue reliance on these forward-looking statements.  The discussions above and in the section in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in our Annual report on Form 10-K for the year ended December 31, 2013 describe some, but not all, of the factors that could cause these differences.

OVERVIEW

We have renewed our focus on managing the core programming business to return to profitability, while developing and enhancing products to drive future revenue and earnings growth.  Our challenge continues to be operating in a cyclical and rapidly evolving industry environment.  Starting in December 2013 and continuing through the first quarter, we saw order bookings accelerate and they were stronger than expected at $5.8 million for the first quarter.  This trend has continued during the first part of the second quarter.  We are continuing our efforts to balance business geography shifts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.

We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, automated programming systems for the manufacturing environment and software.  We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including NAND Flash, e-MMC, and microcontrollers on our newer products.  During the first quarter of 2014, we announced additional media and handling options and software features for our new PSV7000, Data I/O’s most advanced programming system introduced in the fall of 2013, which can cut the cost of programming by up to 50% and represents new capabilities to handle and program small parts.

Our customer focus has been on strategic high volume manufacturers in key market segments like automotive electronics, wireless and consumer electronics, industrial controls and programming centers.

BUSINESS RESTRUCTURING PROGRESS

As a result of the business downturn we experienced in late 2011, 2012, and continuing in 2013, as well as the uncertain business outlook at those times, we took additional restructuring actions in the second quarter of 2013 and fourth quarter of 2013 to reduce quarterly operating expenses and production costs.

During the second and fourth quarters of 2013, we took restructuring actions to reduce our excess office space and eliminate certain job positions.  These actions resulted in restructuring costs of $642,000 for the second quarter and $541,000 in the fourth quarter of 2013.  A true up of estimates resulted in a $13,000 charge during the first quarter of 2014.  The positions eliminated allow us to have the flexibility to add other critical positions or change fixed to variable costs through outsourcing and these actions have been fully implemented.  At March 31, 2014 the remaining portion of the reserve expected to be paid over the next twelve months is $546,000 and the long term portion is $126,000 and relates to the lease abandonment payments that are expected to be completely paid by July 2016.

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

Inventory: Inventories are stated at the lower of cost or market.  Adjustments are made to standard cost, which approximates actual cost on a first-in, first-out basis.  We estimate reductions to inventory for obsolete, slow-moving, excess and non-salable inventory by reviewing current transactions and forecasted product demand.  We evaluate our inventories on an item by item basis and record inventory adjustments accordingly.  If there is a significant decrease in demand for our products, uncertainty during product line transitions, or a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory adjustments and our gross margin could be adversely affected.

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

Share-based Compensation:  We account for share-based awards made to our employees and directors, including employee stock option awards and restricted stock unit awards, using the estimated grant date fair value method of accounting.  For options, we estimate the fair value using the Black-Scholes valuation model, which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The expected stock price volatility assumption was determined using the historical volatility of our common stock.  Changes in the subjective assumptions required in the valuation model may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.

Results of Operations

Net Sales

	Three Months Ended
Net sales by product line	Mar. 31, 2014	Change	Mar. 31, 2013
(in thousands)
Automated programming systems	$3,193	8.5%	$2,942
Non-automated programming systems	1,626	(10.5%)	1,817
Total programming systems	$4,819	1.3%	$4,759

	Three Months Ended
Net sales by location	Mar. 31, 2014	Change	Mar. 31, 2013
(in thousands)
United States	$561	69.5%	$331
% of total	11.6%		7.0%

International	$4,258	(3.8%)	$4,428
% of total	88.4%		93.0%

Net sales in the first quarter of 2014 were $4.82 million, up 1.3% compared with $4.76 million in the first quarter of 2013 and sequentially up 45% compared with $3.33 million in the fourth quarter of 2013.  On a regional basis, net sales increased 50% in Europe, while declining 11% in Asia and 20% in the Americas compared to the first quarter of 2013.

Orders for the first quarter of 2014 were $5.8 million, up 21%, compared with $4.8 million in the first quarter of 2013, and sequentially up 55% compared to the fourth quarter of 2013.  The difference in sales versus order amounts and percentages is due to changes in backlog and deferred revenue.  We ended the quarter with a backlog of $2.6 million, compared to $0.9 million at March 31, 2013 and $1.9 million at December 31, 2013.  We saw a 20% increase in adapter orders in the first quarter of 2014 compared to the same quarter in 2013, which we believe reflects a higher equipment utilization by our installed base.

For the three months ending March 31, 2014, compared to the same period in 2013, the sales increase was primarily due to incremental sales of our new PSV7000 automated programming system, as well as increased sales of PS388 systems and adapters.  During the first quarter of 2014, we sold to a broader base of customers and we sold over half of the PSV7000 systems to new automated customers and previously inactive customers who had not purchased equipment in five years.  Sales were especially strong in the automotive space.  Looking forward, our backlog should position us well for sequential growth in sales in the second quarter of 2014.

Gross Margin

	Three Months Ended
	Mar. 31, 2014	Change	Mar. 31, 2013
(in thousands)
Gross margin	$2,495	(1.8%)	$2,541
Percentage of net sales	51.8%		53.4%

Gross margin as a percentage of sales in the first quarter of 2014 was 51.8%, compared with 53.4% in the first quarter of 2013.  The gross margin decrease as a percentage of sales for the first quarter was primarily due to unfavorable variances and a less favorable product mix.

Research and Development

	Three Months Ended
	Mar. 31, 2014	Change	Mar. 31, 2013
(in thousands)
Research and development	$1,149	(4.6%)	$1,205
Percentage of net sales	23.8%		25.3%

Research and development (“R&D”) decreased $56,000 in the first quarter of 2014 compared to the same period in 2013, primarily due to eliminated expenses related to the Azido initiative, as well as savings from personnel reductions related to restructuring actions.

Selling, General and Administrative

	Three Months Ended
	Mar. 31, 2014	Change	Mar. 31, 2013
(in thousands)
Selling, general &
administrative	$1,689	(6.5%)	$1,806
Percentage of net sales	35.0%		37.9%

Selling, General and Administrative expenses decreased $117,000 in the first quarter of 2014 compared to the same period in 2013, primarily related to savings from personnel reductions due to the restructuring actions and  cost controls, offset in part by $50,000 in higher commissions.

Interest

	Three Months Ended
	Mar. 31, 2014	Change	Mar. 31, 2013
(in thousands)
Interest income	$19	5.6%	$18

Interest income increased slightly in the first quarter of 2014 compared to the same period in 2013, primarily due to additional cash invested and higher interest rates.

Income Taxes

	Three Months Ended
	Mar. 31, 2014	Change	Mar. 31, 2013
(in thousands)
Income tax (expense) benefit	($24)	500.0%	($4)

Income tax expense increased $20,000 in the first quarter of 2014 compared to the same period in 2013, with both period’s expense resulting primarily from foreign income taxes on foreign subsidiary income.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $12.3 million as of March 31, 2014.  Our deferred tax assets and valuation allowance have been reduced by approximately $186,000 and $132,000 associated with the requirements of accounting for uncertain tax positions as of March 31, 2014 and 2013, respectively.  Given the uncertainty created by our past loss history and the cyclical nature of the industry in which we operate, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Financial Condition

Liquidity and Capital Resources

	Mar. 31, 2014	Change	Dec. 31, 2013
(in thousands)
Working capital	$11,780	($464)	$12,244

During the first quarter of 2014, cash declined $1.6 million approximately offset by the accounts receivable increase, primarily due to late in the quarter shipments and higher sales than in the previous quarter.

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

We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  Approximately $7.5 million of our cash is located in foreign subsidiary accounts at March 31, 2014.  Although we have no current repatriation plans, there may be tax and other impediments to repatriating the cash to the United States.  Our working capital may be used to fund share repurchases and growth initiatives including acquisitions, which could reduce our liquidity.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

OFF-Balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 6, “Operating Lease Commitments” and Note 7, “Other Commitments”, we have no off-balance sheet arrangements.

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was a loss of $178,000 in the first quarter of 2014 compared to an EBITDA loss of $292,000 in the first quarter of 2013.  Equity compensation expense (a non-cash item) in the first quarter of 2014 and 2013 was $85,000 and $70,000, respectively.  Adjusted EBITDA excluding equity compensation in the first quarter of 2014 and first quarter of 2013 was a loss of $93,000 and $222,000, respectively.

Non-GAAP financial measures, such as EBITDA and adjusted EBITDA excluding equity compensation, should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.  We believe that these non-GAAP financial measures provide meaningful supplemental information regarding the Company’s results and facilitate the comparison of results.   A reconciliation of net income (loss) to EBITDA and adjusted EBITDA excluding equity compensation follows:

Reconciliation

	Three Months Ended
	Mar. 31, 2014	Mar. 31, 2013
(in thousands)
Net Income (loss)	($343)	($459)
Interest income	(19)	(18)
Taxes	24	4
Depreciation and amortization	160	179
EBITDA earnings (loss)	($178)	($294)

Equity Compensation	85	70
Adjusted EBITDA earnings (loss) excluding equity compensation	($93)	($224)

RECENT ACCOUNTING ANNOUNCEMENTS

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment,” (ASU 2014-08).  This ASU changes the threshold for reporting discontinued operations and adds new disclosures.  The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on our operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, we must disclose pre-tax earnings of the disposed component. This guidance is effective for us prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” (“ASU 2013-11”), an amendment to ASC 740, “Income Taxes.”  ASU 2013-11 clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed.  In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset.  The amendments in ASU 2013-11 were effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this amendment did not have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity,” (“ASU 2013-05”).  The objective of ASU 2013-05 is to clarify the applicable guidance for the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity.  ASU 2013-05 was effective for annual and interim reporting periods beginning after December 15, 2013.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 1.                   Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of March 31, 2014, we were not a party to any material pending legal proceedings.

Item 1A.                                Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There are no material changes to the Risk Factors described in our Annual Report.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

                                None

Item 3.                   Defaults Upon Senior Securities

                                None

Item 4.                   Mine Safety Disclosures

                                Not Applicable

Item 5.                   Other Information

                                None

Item 6.                   Exhibits

(a)     Exhibits

10        Material Contracts:

10.29                     Form of Restricted Stock Unit Award Agreement.

10.30                     Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan approved April 30, 2014.

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

DATED:   May 14, 2014

DATA I/O CORPORATION

(REGISTRANT)

By: //S//Anthony Ambrose

Anthony Ambrose

President and Chief Executive Officer

(Principal Executive Officer and Duly Authorized Officer)

By: //S//Joel S. Hatlen

Joel S. Hatlen

Vice President and Chief Financial Officer

Secretary and Treasurer

(Principal Financial Officer and Duly Authorized Officer)

Exhibit 10.29

DATA I/O CORPORATION	RESTRICTED STOCK UNIT AWARD AGREEMENT

91-0864123
6464 185th Ave NE, Suite 101

Redmond, WA 98052

This RESTRICTED STOCK UNIT AWARD AGREEMENT (the “Agreement”) is made as of the grant date specified in the accompanying statement dated __________ _____ (the “Grant Date”), by and between Data I/O Corporation, a Washington corporation (the “Company”), and the Participant listed in the signature page of this Agreement  (“Participant”).  The Award (as defined below) is subject to the terms and conditions set forth in this Agreement and in the Data I/O Corporation 2000 Stock Compensation Incentive Plan, as amended (the “Plan”).  Capitalized terms used but not otherwise defined herein shall have the meaning ascribed to such terms in the Plan.

Award and Vesting.  The Company hereby grants to Participant a restricted stock unit award (the “Award”) for the restricted stock units (the “Units”) as detailed in the accompanying statement.  Each Unit represents the right to receive one share of common stock, no par value per share, of the Company (the “Common Stock”), subject to the vesting requirements of this Agreement and the terms of the Plan.  The Award represents the right to receive shares of Common Stock (the “Shares”) only when, and with respect to the number of Shares to which, the Units have vested.  Unless otherwise indicated in the accompanying statement or otherwise provided in this Agreement, the Units shall vest annually over four years.

Restrictions on Transfer.  The Units may not be sold, assigned, transferred or pledged, other than by will or the laws of descent and distribution, and any such attempted transfer shall be void.

Forfeiture.  If Participant ceases to be employed by or provide services to the Company or any of its subsidiaries, whether or not terminated for cause, prior to vesting of the Units, all of Participant’s rights to all of the unvested Units (and the unvested Shares subject to such Units) shall be immediately and irrevocably forfeited.  Upon forfeiture, Participant will no longer have any rights relating to the unvested Units (and the unvested Shares subject to such Units).

Issuance of Shares.  As soon as administratively practicable following the Participant’s vesting in any of the Units, as applicable, and the Participant’s satisfaction of any required tax withholding obligations (but in no event later than 60 days following the vesting date), the Company shall cause to be issued and delivered to the Participant a certificate or certificates evidencing Shares registered in the name of the Participant (or in the name of the Participant’s legal representatives, beneficiaries or heirs, as the case may be) or instruct the Company’s transfer agent to electronically deliver such shares to the respective Participant.  The number of Shares issued shall equal the number of Units vested, reduced as necessary to cover applicable withholding obligations.

Rights as Shareholder.  Units are not actual Shares, and only represent a right to receive Shares according to the terms and conditions set forth herein and the terms of the Plan.  Accordingly, the issuance of a Unit shall not entitle the Participant to any of the rights or benefits generally accorded to shareholders unless and until a Share is actually issued.

Taxes.  Participant is liable for any federal and state income or other taxes arising in connection with this Agreement.  Upon the vesting of the Units Participant authorizes Data I/O to withhold from the Shares the number of Shares having a fair market value equal to the amount of all applicable taxes required by Data I/O to be withheld upon the vesting of the Units.  In the alternative, prior to the vesting of the Units Participant may notify Data I/O, and Participant shall promptly pay to Data I/O in cash or previously acquired Shares having a fair market value equal to the amount of all applicable taxes required by Data I/O to be withheld or collected upon the vesting of the Units.

Change in Control.  This Award is subject to the provisions of Section 14.2 of the Plan.

Miscellaneous.

(a)     Subject to Plan.  This Award is subject to the terms and conditions of the Plan, but the terms of the Plan shall not be considered an enlargement of any benefits under this Agreement.  In addition, this Award is subject to the rules and regulations promulgated pursuant to the Plan, now or hereafter in effect.  A copy of the Plan will be furnished upon request of the Participant and it may be found via the exhibit index in our current Annual Report on Form 10-K on data io.com or sec.gov websites.

(b)     No Right to Continued Service.  This Agreement shall not confer on the Participant any right with respect to continuance of service to the Company, nor will it interfere in any way with the right of the Company to terminate such service at any time.

(c)     Governing Law.  The validity, construction and effect of the Plan and the Agreement, and any rules and regulations relating to the Plan and the Agreement, shall be determined in accordance with the internal laws, and not the law of conflicts, of the State of Washington.

(d)     Section 409A Provisions.  The issuance of Shares under this Agreement are intended to be exempt from the application of section 409A of the Internal Revenue Code, as amended (“Section 409A”) by reason of the short-term deferral exemption set forth in Treasury Regulation §1.409A-1(b)(4).  Notwithstanding anything in the Plan or this Agreement to the contrary, to the extent that any amount or benefit hereunder that constitutes “deferred compensation” to the Participant under section 409A of the Internal Revenue Code, as amended (“Section 409A”) and applicable guidance thereunder is otherwise payable or distributable to the Participant under the Plan or this Agreement solely by reason of the occurrence of a Change in Control or due to the Participant’s disability or termination of employment, such amount or benefit will not be payable or distributable to the Participant by reason of such circumstance unless the Plan Administrator determines in good faith that (i) the circumstances giving rise to such Change in Control, disability or separation from service meet the definition of a change in ownership or control, disability, or separation from service, as the case may be, in Section 409A(a)(2)(A) of the Code and applicable final regulations, or (ii) the payment or distribution of such amount or benefit would be exempt from the application of Section 409A by reason of the short-term deferral exemption or otherwise (including, but not limited to, a payment made pursuant to an involuntary separation arrangement that is exempt from Section 409A under the “short-term deferral” exception).  Any payment or distribution that otherwise would be made to a Participant who is a specified employee as defined in Section 409A(a)(2)(B) of the Code on account of separation from service may not be made before the date which is six months after the date of the specified employee’s separation from service (or if earlier, upon the specified employee’s death) unless the payment or distribution is exempt from the application of Section 409A by reason of the short term deferral exemption or otherwise.

IN WITNESS WHEREOF, the Company and Participant have executed this Agreement on the date set forth in the accompanying statement.

DATA I/O CORPORATION                                                             PARTICIPANT

By:________________________________                                               __________________________________

Name:______________________________                                               Printed Name: _______________________

Title:_______________________________

Exhibit 10.30

DATA I/O CORPORATION

2000 STOCK COMPENSATION INCENTIVE PLAN

1.     PURPOSES

        1.1   The purpose of the Data I/O Corporation 2000 Stock Compensation Incentive Plan, as amended and restated,(the “Plan”) is to enhance the long-term shareholder value of Data I/O Corporation, a Washington corporation (the “Company”), by offering opportunities to employees, persons to whom offers of employment have been extended, directors, officers, consultants, agents, advisors and independent contractors of Data I/O and its Subsidiaries (as defined in Section 2) to participate in Data I/O's growth and success, and to encourage them to remain in the service of Data I/O and its Subsidiaries and to acquire and maintain stock ownership in Data I/O.

2.     DEFINITIONS

For purposes of the Plan, the following terms shall be defined as set forth below:

2.1     Acquired Entities.

“Acquired Entities” has the meaning given in Section 6.2.

2.2     Acquisition Transaction.

“Acquisition Transaction” has the meaning given in Section 6.2.

2.3     Award.

“Award” means a grant made to a Participant pursuant to the Plan, including, without limitation, grants of Options, Stock Appreciation Rights, Stock Awards, Other Stock-Based Awards or any combination of the foregoing.

2.4     Board.

“Board” means the Board of Directors of Data I/O.

2.5     Cause.

“Cause” means dishonesty, fraud, misconduct, disclosure of confidential information, conviction of, or a plea of guilty or no contest to, a felony under the laws of the United States or any state thereof, habitual absence from work for reasons other than illness, intentional conduct which causes significant injury to Data I/O, habitual abuse of alcohol or a controlled substance, in each case as determined by the Plan Administrator, and its determination shall be conclusive and binding.

2.6     Change in Control.

“Change in Control” means (i) the consummation of a merger or consolidation of Data I/O with or into another entity or any other corporate reorganization, if more than 50% of the combined voting power of the continuing or surviving entity’s securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not shareholders of Data I/O immediately prior to such merger, consolidation or other reorganization or (ii) the sale, transfer or other disposition of all or substantially all of Data I/O’s assets.  A transaction shall not constitute a Change in Control if its sole purpose is to change the state of Data I/O’s incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held Data I/O’s securities immediately before such transaction.

2.7     Code.

“Code” means the Internal Revenue Code of 1986, as amended from time to time.

2.8     Common Stock.

“Common Stock” means the common stock, no par value, of Data I/O.

2.9     Disability.

“Disability” means a medically determinable mental or physical impairment or condition of the Holder which is expected to result in death or which has lasted or is expected to last for a continuous period of twelve (12) months or more and which causes the Holder to be unable, in the opinion of the Plan Administrator on the basis of evidence acceptable to it, to perform his or her duties for Data I/O and, in the case of a determination of Disability for purposes of determining the exercise period for an Incentive Stock Option, to be engaged in any substantial gainful activity.  Upon making a determination of Disability, the Plan Administrator shall, for purposes of the Plan, determine the date of the Holder’s termination of employment, service or contractual relationship.

2.10   Exchange Act.

“Exchange Act” means the Securities Exchange Act of 1934, as amended.

2.11   Fair Market Value.

“Fair Market Value” shall be as established in good faith by the Plan Administrator or (a) if the Common Stock is listed on the NASDAQ Capital Market, the mean between the high and low selling prices for the Common Stock as reported by the NASDAQ Capital Market for a single trading day or (b) if the Common Stock is listed on the New York Stock Exchange or the American Stock Exchange, the mean between the high and low selling prices for the Common Stock as such prices are officially quoted in the composite tape of transactions on such exchange for a single trading day.  If there is no such reported price for the Common Stock for the date in question, then such price on the last preceding date for which such price exists shall be determinative of Fair Market Value.

2.12   Grant Date.

“Grant Date” means the date the Plan Administrator adopted the granting resolution or a later date designated in a resolution of the Plan Administrator as the date an Award is to be granted.

2.13   Holder.

“Holder” means the Participant to whom an Award is granted or the personal representative of a Holder who has died.

2.14   Incentive Stock Option.

“Incentive Stock Option” means an Option to purchase Common Stock granted under Section 7 with the intention that it qualify as an “incentive stock option” as that term is defined in Section 422 of the Code.

2.15   Involuntary Termination.

“Involuntary Termination” means termination of the Holder’s service to Data I/O (or the parent or subsidiary company employing such Holder) or the other party to the transaction constituting a Change in Control by reason of (i) the involuntary discharge of such Holder by Data I/O (or the parent or subsidiary company employing such Holder) or the other party to the transaction constituting a Change in Control for reasons other than Cause or (ii) the voluntary resignation of the Holder following (A) a change in such Holder’s position with Data I/O (or its successor or the parent or subsidiary company that employs such Holder) or the other party to the transaction constituting a Change in Control that materially reduces such Holder’s level of authority or responsibility or (B) a reduction in such Holder’s compensation (including base salary, fringe benefits and participation in bonus or incentive programs based on corporate performance) by more than 20%.

2.16   Nonqualified Stock Option.

“Nonqualified Stock Option” means an Option to purchase Common Stock granted under Section 7 other than an Incentive Stock Option.

2.17   Option.

“Option” means the right to purchase Common Stock granted under Section 7.

2.18   Option Shares.

“Option Shares” means the shares of Common Stock issuable upon a Holder’s exercise of an Option granted under the Plan.

2.19   Other Stock-Based Award.

“Other Stock-Based Award” means an Award granted under Section 11.

2.20   Participant.

“Participant” means an individual who is a Holder of an Award or, as the context may require, any employee, director (including directors who are not employees), officer, consultant, agent, advisor or independent contractor of Data I/O or a Subsidiary who has been designated by the Plan Administrator as eligible to participate in the Plan.

2.21   Plan Administrator.

“Plan Administrator” means the Board or any committee designated to administer the Plan under Section 3.1.

2.22   Qualifying Award.

“Qualifying Award” means an Option or an Award that is held by a person who had been an employee, director, consultant or agent to Data I/O for at least 180 days as of the effective date of a Change in Control.

2.23   Qualifying Shares.

“Qualifying Shares” means shares of Common Stock issued pursuant to a Qualifying Award which are subject to the right of  Data I/O to repurchase some or all of such shares at the original purchase price (if any) upon termination of the Holder’s services to Data I/O.

2.24   Restricted Stock.

“Restricted Stock” means shares of Common Stock granted pursuant to a Stock Award under Section 10, the rights of ownership of which are subject to restrictions prescribed by the Plan Administrator.

2.25   Securities Act.

“Securities Act” means the Securities Act of 1933, as amended.

2.26   Stock Appreciation Right.

“Stock Appreciation Right” means an Award granted under Section 9.

2.27   Stock Award.

“Stock Award” means an Award granted under Section 10.

2.28   Subsidiary.

“Subsidiary,” except as expressly provided otherwise, means any entity that is directly or indirectly controlled by Data I/O or in which Data I/O has a significant ownership interest, as determined by the Plan Administrator, and any entity that may become a direct or indirect parent of Data I/O.

2.29   Unvested Portion.

“Unvested Portion” means the portion of a Qualifying Award or Qualifying Shares that is/are unvested as of the effective date of a Change in Control.

2.30   Vested Portion.

“Vested Portion” means the portion of a Qualifying Award or Qualifying Shares that is/are vested as of the effective date of a Change in Control.

3.     ADMINISTRATION

3.1   Plan Administrator.

The Plan shall be administered by the Board or a committee or committees (which term includes subcommittees) appointed by, and consisting of two or more members of, the Board.  Any such committee shall have the powers and authority vested in the Board hereunder (including the power and authority to interpret any provision of the Plan or of any Award).  The Board, or any committee thereof appointed to administer the Plan, is referred to herein as the "Plan Administrator."  If and so long as the Common Stock is registered under Section 12(b) or 12(g) of the Exchange Act, the Board shall consider in selecting the Plan Administrator and the membership of any committee acting as Plan Administrator for any persons subject or likely to become subject to Section 16 under the Exchange Act the provisions regarding (a) “outside directors” as contemplated by Section 162(m) of the Code and (b) “Non-Employee Directors” as contemplated by Rule 16b-3 under the Exchange Act.  The Board or Plan Administrator may delegate the responsibility for administering the Plan with respect to designated classes of eligible Participants to one or more senior executive officers or committees thereof, the members of which need not be members of the Board, subject to such limitations as the Board deems appropriate.  Committee members shall serve for such term as the Board may determine, subject to removal by the Board at any time.

3.2   Administration and Interpretation by the Plan Administrator.

Except for the terms, conditions and limitations explicitly set forth in the Plan, the Plan Administrator shall have exclusive authority, in its absolute discretion, to determine all matters relating to Awards under the Plan, including the selection of individuals to be granted Awards, the type of Awards, the number of shares of Common Stock subject to an Award, all terms, conditions, restrictions and limitations, if any, of an Award and the terms of any instrument that evidences the Award.  The Plan Administrator shall also have exclusive authority to interpret the Plan and may from time to time adopt, change and rescind rules and regulations of general application for the Plan's administration.  This authority shall include the sole authority to correct any defect, supply any omission or reconcile any inconsistency in this Plan and make all other determinations necessary or advisable for the administration of the Plan and do everything necessary or appropriate to administer the Plan.  The Plan Administrator's interpretation of the Plan and its rules and regulations, and all actions taken and determinations made by the Plan Administrator pursuant to the Plan, shall be conclusive and binding on all parties involved or affected. The Plan Administrator may delegate administrative duties to such of Data I/O's officers as it so determines.

4.     STOCK SUBJECT TO THE PLAN

4.1   Authorized Number of Shares.

As of March 10, 2000, Data I/O had outstanding options with respect to 1,215,000 shares of Common Stock and 270,499 shares of Common Stock available for additional grants under the 2000 Plan and the Data I/O 1986 Employee Stock Option Plan (“1986 Plan”).  Subject to adjustment from time to time as provided in Section 14.1, Awards of the authorized but unissued shares of Common Stock under the 1986 Plan, or shares of Common Stock that become available under the 1986 Plan as a result of the expiration or termination of options, may be granted under this Plan.  Awards for an additional 300,000 shares of Common Stock shall also be available for issuance under the Plan.  Shares issued under the Plan shall be drawn from authorized and unissued shares.  See also Section 18 for Plan amendments.

4.2   Limitations.

(a)       Subject to adjustment from time to time as provided in Section 14.1, not more than 200,000 shares of Common Stock may be made subject to Awards under the Plan to any individual Participant in the aggregate in any one (1) calendar year, except that Data I/O may make additional one-time grants to newly hired Participants of up to 100,000 shares per such Participant; such limitation shall be applied in a manner consistent with the requirements of, and only to the extent required for compliance with, the exclusion from the limitation on deductibility of compensation under Section 162(m) of the Code.

(b)       Subject to adjustment from time to time as provided in Section 14.1, not more than 100,000 shares of Common Stock may be made subject to Awards to any non-employee director in the aggregate in any one calendar year.

4.3   Reuse of Shares.

Any shares of Common Stock that have been made subject to an Award that cease to be subject to the Award (other than by reason of exercise or payment of the Award to the extent it is exercised for or settled in shares) and any shares repurchased by Data I/O from a Holder upon exercise of a right of repurchase shall again be available for issuance in connection with future grants of Awards under the Plan; provided, however, that any such shares shall be counted in accordance with the requirements of Section 162(m) of the Code if and to the extent applicable. Shares that are subject to tandem Awards shall be counted only once.  Also, upon a stock-for-stock exercise only the net number of shares will be deemed to have been used under this Plan.

5.     ELIGIBILITY

Awards may be granted under the Plan to those officers, directors and key employees of Data I/O and its Subsidiaries as the Plan Administrator from time to time selects.  Awards may also be made to consultants, agents, advisors and independent contractors who provide services to Data I/O and its Subsidiaries.

6.     AWARDS

6.1   Form and Grant of Awards.

The Plan Administrator shall have the authority, in its sole discretion, to determine the type or types of Awards to be made under the Plan.  Such Awards may include, but are not limited to, Incentive Stock Options, Nonqualified Stock Options, Stock Appreciation Rights, Stock Awards and Other Stock-Based Awards. Awards may be granted singly, in combination or in tandem so that the settlement or payment of one automatically reduces or cancels the other.  Awards may also be made in combination or in tandem with, in replacement of, as alternatives to, or as the payment form for, grants or rights under any other employee or compensation plan of Data I/O.

6.2   Acquired Company Awards.

Notwithstanding anything in the Plan to the contrary, the Plan Administrator may grant Awards under the Plan in substitution for awards issued under other plans, or assume under the Plan awards issued under other plans, if the other plans are or were plans of other acquired entities (“Acquired Entities”) (or the parent of the Acquired Entity) and the new Award is substituted, or the old Award is assumed, by reason of a merger, consolidation, acquisition of property or of stock, reorganization or liquidation (an “Acquisition Transaction”).  If a written agreement pursuant to which an Acquisition Transaction is completed is approved by the Board and said agreement sets forth the terms and conditions of the substitution for or assumption of outstanding awards of the Acquired Entity, said terms and conditions shall be deemed to be the action of the Plan Administrator without any further action by the Plan Administrator, except as may be required for compliance with Rule 16b-3 under the Exchange Act, and the persons holding such Awards shall be deemed to be Participants and Holders.

7.     AWARDS OF OPTIONS

7.1   Grant of Options.

The Plan Administrator is authorized under the Plan, in its sole discretion, to issue Options as Incentive Stock Options or as Nonqualified Stock Options, which shall be appropriately designated.

7.2   Option Exercise Price.

The exercise price for shares purchased under an Option shall be as determined by the Plan Administrator, but shall not be less than 100% of the Fair Market Value of the Common Stock on the Grant Date with respect to Incentive Stock Options.

7.3   Term of Options.

The term of each Option shall be as established by the Plan Administrator or, if not so established, shall be six (6) years from the Grant Date.

7.4   Exercise of Options.

The Plan Administrator shall establish and set forth in each instrument that evidences an Option the time at which or the installments in which the Option shall become exercisable, which provisions may be waived or modified by the Plan Administrator at any time.  If not so established in the instrument evidencing the Option or otherwise set at the time of grant, the Option will be subject to the following:  (a) 25% of the Option shall vest and become exercisable on each anniversary of the Grant Date such that the Option shall be fully vested on the fourth anniversary of the Grant Date; (b) in no event shall any additional Option Shares vest after termination of Holder’s employment by or service to Data I/O; and (c) the Plan Administrator may waive or modify the foregoing schedule at any time.

To the extent that the right to purchase shares has accrued there under, an Option may be exercised from time to time by written notice to Data I/O, in accordance with procedures established by the Plan Administrator, setting forth the number of shares with respect to which the Option is being exercised and accompanied by payment in full as described in Section 7.5.  An Option may not be exercised as to less than 100 shares at any one time (or the lesser number of remaining shares covered by the Option).

7.5   Payment of Exercise Price.

The exercise price for shares purchased under an Option shall be paid in full to Data I/O by delivery of consideration equal to the product of the Option exercise price and the number of shares purchased. Such consideration must be paid in cash or check (unless, at the time of exercise, the Plan Administrator determines not to accept a personal check), except that the Plan Administrator, in its sole discretion, may, either at the time the Option is granted or at any time before it is exercised and subject to such limitations as the Plan Administrator may determine, authorize payment in cash and/or one or more of the following alternative forms: (a) tendering (either actually or, if and so long as the Common Stock is registered under Section 12(b) or 12(g) of the Exchange Act, by attestation) Common Stock already owned by the Holder for at least six months (or any shorter period necessary to avoid a charge to Data I/O's earnings for financial reporting purposes) having a Fair Market Value on the day prior to the exercise date equal to the aggregate Option exercise price; (b) a promissory note delivered pursuant to Section 12; (c) if and so long as the Common Stock is registered under Section 12(b) or 12(g) of the Exchange Act, delivery of a properly executed exercise notice, together with irrevocable instructions, to (i) a third party designated by Data I/O to deliver promptly to Data I/O the aggregate amount of sale or loan proceeds to pay the Option exercise price and any withholding tax obligations that may arise in connection with the exercise and (ii) Data I/O to deliver the certificates for such purchased shares directly to such third party, all in accordance with the regulations of the Federal Reserve Board; (d) the net exercise of the Option as defined below; or (e) such other consideration as the Plan Administrator may permit.

In the case of a "net exercise" of an Option, the Company will not require a payment of the exercise price of the Option from the Holder but will reduce the number of shares of Common Stock issued upon the exercise by the largest number of whole shares that have a Fair Market Value that does not exceed the aggregate exercise price. With respect to any remaining balance of the aggregate exercise price, the Company will accept a cash payment from the Participant.

The number of shares of Common Stock underlying an Option will decrease following the exercise of such Option to the extent of (i) shares used to pay the exercise price of an Option under the "net exercise" feature, (ii) shares actually delivered to the Holder as a result of such exercise, and (iii) shares withheld for purposes of tax withholding.

7.6   Post-Termination Exercises.

The Plan Administrator may establish and set forth in each instrument that evidences an Option whether the Option will continue to be exercisable, and the terms and conditions of such exercise, if a Holder ceases to be employed by, or to provide services to, Data I/O or its Subsidiaries, which provisions may be waived or modified by the Plan Administrator at any time.

If not so established in the instrument evidencing the Option, the Option will be exercisable according to the following terms and conditions, which may be waived or modified by the Plan Administrator at any time.

In case of termination of the Holder’s employment or services other than by reason of death or Cause, the Option shall be exercisable, to the extent of the number of shares purchasable by the Holder at the date of such termination, only (a) within one (1) year if the termination of the Holder’s employment or services are coincident with Disability or (b) within three (3) months after the date the Holder ceases to be an employee, director, officer, consultant, agent, advisor or independent contractor of Data I/O or a Subsidiary if termination of the Holder’s employment or services is for any reason other than death or Disability, but in no event later than the remaining term of the Option.  Any Option exercisable at the time of the Holder’s death may be exercised, to the extent of the number of shares purchasable by the Holder at the date of the Holder’s death, by the personal representative of the Holder’s estate entitled thereto at any time or from time to time within one (1) year after the date of death, but in no event later than the remaining term of the Option.  In case of termination of the Holder’s employment or services for Cause, the Option shall automatically terminate upon first discovery by Data I/O of any reason for such termination and the Holder shall have no right to purchase any Shares pursuant to such Option, unless the Plan Administrator determines otherwise.  If a Holder’s employment or services with Data I/O are suspended pending an investigation of whether the Holder shall be terminated for Cause, all the Holder’s rights under any Option likewise shall be suspended during the period of investigation.

A transfer of employment or services between or among Data I/O and its Subsidiaries shall not be considered a termination of employment or services.  The effect of a Company-approved leave of absence or short-term break in service on the terms and conditions of an Option shall be determined by the Plan Administrator, in its sole discretion.

8.       INCENTIVE STOCK OPTION LIMITATIONS

To the extent required by Section 422 of the Code, Incentive Stock Options shall be subject to the following additional terms and conditions:

8.1   Dollar Limitation.

To the extent the aggregate Fair Market Value (determined as of the Grant Date) of Common Stock with respect to which Incentive Stock Options are exercisable for the first time during any calendar year (under the Plan and all other stock option plans of Data I/O) exceeds $100,000, such portion in excess of $100,000 shall be treated as a Nonqualified Stock Option.  In the event the Participant holds two (2) or more such Options that become exercisable for the first time in the same calendar year, such limitation shall be applied on the basis of the order in which such Options were granted.

8.2   10% Shareholders.

If a Participant owns more than 10% of the total voting power of all classes of Data I/O's stock, then the exercise price per share of an Incentive Stock Option shall not be less than 110% of the Fair Market Value of the Common Stock on the Grant Date and the Option term shall not exceed five (5) years.  The determination of 10% ownership shall be made in accordance with Section 422 of the Code.

8.3   Eligible Employees.

Individuals who are not employees of Data I/O or one of its parent corporations or subsidiary corporations may not be granted Incentive Stock Options.  For purposes of this Section 8.3, “parent corporation” and “subsidiary corporation” shall have the meanings attributed to those terms for purposes of Section 422 of the Code.

8.4   Term.

The term of an Incentive Stock Option shall not exceed ten (10) years.

        8.5   Exercisability.

        To qualify for Incentive Stock Option tax treatment, an Option designated as an Incentive Stock Option must be exercised within three (3) months after termination of employment for reasons other than death, except that, in the case of termination of employment due to total Disability, such Option must be exercised within one (1) year after such termination.  Employment shall not be deemed to continue beyond the first 90 days of a leave of absence unless the Participant's reemployment rights are guaranteed by statute or contract.

8.6   Taxation of Incentive Stock Options.

In order to obtain certain tax benefits afforded to Incentive Stock Options under Section 422 of the Code, the Participant must hold the shares issued upon the exercise of an Incentive Stock Option for two (2) years after the Grant Date of the Incentive Stock Option and one (1) year from the date the shares are transferred to the Participant.  A Participant may be subject to the alternative minimum tax at the time of exercise of an Incentive Stock Option.  The Participant shall give Data I/O prompt notice of any disposition of shares acquired by the exercise of an Incentive Stock Option prior to the expiration of such holding periods.

8.7   Promissory Notes.

The amount of any promissory note delivered pursuant to Section 12 in connection with an Incentive Stock Option shall bear interest at a rate specified by the Plan Administrator but in no case less than the rate required to avoid imputation of interest (taking into account any exceptions to the imputed interest rules) for federal income tax purposes.

8.8   Incorporation of Other Provisions.

With respect to Incentive Stock Options, if this Plan does not contain any provision required to be included herein under Section 422 of the Code, such provision shall be deemed to be incorporated herein with the same force and effect as if such provision had been set out in full herein; provided, however, that to the extent any Option that is intended to qualify as an Incentive Stock Option cannot so qualify, the Option, to that extent, shall be deemed to be a Nonqualified Stock Option for all purposes of this Plan.

9.     STOCK APPRECIATION RIGHTS

9.1   Grant of Stock Appreciation Rights.

The Plan Administrator may grant a Stock Appreciation Right separately or in tandem with a related Option.

9.2   Tandem Stock Appreciation Rights.

A Stock Appreciation Right granted in tandem with a related Option will give the Holder the right to surrender to Data I/O all or a portion of the related Option and to receive an appreciation distribution (in shares of Common Stock or cash or any combination of shares and cash, as the Plan Administrator, in its sole discretion, shall determine at any time) in an amount equal to the excess of the Fair Market Value for the date the Stock Appreciation Right is exercised over the exercise price per share of the right, which shall be the same as the exercise price of the related Option. A tandem Stock Appreciation Right will have the same other terms and provisions as the related Option.  Upon and to the extent a tandem Stock Appreciation Right is exercised, the related Option will terminate.

9.3   Stand-Alone Stock Appreciation Rights.

A Stock Appreciation Right granted separately and not in tandem with an Option will give the Holder the right to receive an appreciation distribution in an amount equal to the excess of the Fair Market Value for the date the Stock Appreciation Right is exercised over the exercise price per share of the right.  A stand-alone Stock Appreciation Right will have such terms as the Plan Administrator may determine, except that the term of the right, if not otherwise established by the Plan Administrator, shall be ten (10) years from the Grant Date.

9.4   Exercise of Stock Appreciation Rights.

Unless otherwise provided by the Plan Administrator in the instrument that evidences the Stock Appreciation Right, the provisions of Section 7.6 relating to the termination of a Holder’s employment or services shall apply equally, to the extent applicable, to the Holder of a Stock Appreciation Right.

10.  STOCK AWARDS

10.1   Grant of Stock Awards.

The Plan Administrator is authorized to make Awards of Common Stock or of rights to receive shares of Common Stock to Participants on such terms and conditions and subject to such restrictions, if any (which may be based on continuous service with Data I/O or the achievement of performance goals related to (i) sales, gross margin, operating profits or profits, (ii) growth in sales, gross margin, operating profits or profits, (iii) return ratios related to sales, gross margin, operating profits or profits, (iv) cash flow, (v) asset management (including inventory management), or (vi) total shareholder return, where such goals may be stated in absolute terms or relative to comparison companies), as the Plan Administrator shall determine, in its sole discretion, which terms, conditions and restrictions shall be set forth in the instrument evidencing the Award.  The terms, conditions and restrictions that the Plan Administrator shall have the power to determine shall include, without limitation, the manner in which shares subject to Stock Awards are held during the periods they are subject to restrictions and the circumstances under which forfeiture of Restricted Stock shall occur by reason of termination of the Holder's services or upon the occurrence of other events.

10.2   Issuance of Shares.

Upon the satisfaction of any terms, conditions and restrictions prescribed with respect to a Stock Award, or upon the Holder's release from any terms, conditions and restrictions of a Stock Award, as determined by the Plan Administrator, Data I/O shall transfer, as soon as practicable, to the Holder or, in the case of the Holder's death, to the personal representative of the Holder's estate or as the appropriate court directs, the appropriate number of shares of Common Stock covered by the Award.

10.3   Waiver of Restrictions.

Notwithstanding any other provisions of the Plan, the Plan Administrator may, in its sole discretion, waive the forfeiture period and any other terms, conditions or restrictions on any Restricted Stock under such circumstances and subject to such terms and conditions as the Plan Administrator shall deem appropriate.

11.       OTHER STOCK-BASED AWARDS

The Plan Administrator may grant other Awards under the Plan pursuant to which shares of Common Stock (which may, but need not, be shares of Restricted Stock pursuant to Section 10) are or may in the future be acquired, or Awards denominated in stock units, including ones valued using measures other than market value.  Such Other Stock-Based Awards may be granted alone or in addition to or in tandem with any Award of any type granted under the Plan and must be consistent with the Plan’s purpose.

12.    LOANS, INSTALLMENT PAYMENTS AND LOAN GUARANTEES

To assist a Holder (excluding a Holder who is an officer or director of Data I/O) in acquiring shares of Common Stock pursuant to an Award granted under the Plan, the Plan Administrator, in its sole discretion, may authorize, either at the Grant Date or at any time before the acquisition of Common Stock pursuant to the Award, (a) the extension of a loan to the Holder by Data I/O, (b) the payment by the Holder of the purchase price, if any, of the Common Stock in installments, or (c) the guarantee by Data I/O of a loan obtained by the grantee from a third party.  The terms of any loans, installment payments or loan guarantees, including the interest rate and terms of and security for repayment, will be subject to the Plan Administrator's discretion; provided, however, that repayment of any Company loan to the Holder shall be secured by delivery of a full-recourse promissory note for the loan amount executed by the Holder, together with any other form of security determined by the Plan Administrator.  The maximum credit available is the purchase price, if any, of the Common Stock acquired, plus the maximum federal and state income and employment tax liability that may be incurred in connection with the acquisition.

13.    ASSIGNABILITY

Except as otherwise specified or approved by the Plan Administrator at the time of grant of an Award or any time prior to its exercise, no Award granted under the Plan may be assigned, pledged or transferred by the Holder other than by will or by the laws of descent and distribution, and during the Holder's lifetime, such Awards may be exercised only by the Holder.  Notwithstanding the foregoing, and to the extent permitted by Section 422 of the Code, the Plan Administrator, in its sole discretion, may permit such assignment, transfer and exercise ability and may permit a Holder of such Awards to designate a beneficiary who may exercise the Award or receive compensation under the Award after the Holder's death; provided, however, that (i) any Award so assigned or transferred shall be subject to all the same terms and conditions contained in the instrument evidencing the Award, (ii) the original Holder shall remain subject to withholding taxes upon exercise, (iii) any subsequent transfer of an Award shall be prohibited and (iv) the events of termination of employment or contractual relationship set forth in subsection 7.6 shall continue to apply with respect to the original transferor-Holder.

14.    ADJUSTMENTS

14.1     Adjustment of Shares.

In the event that, at any time or from time to time, a stock dividend, stock split, spin-off, combination or exchange of shares, recapitalization, merger, consolidation, distribution to shareholders other than a normal cash dividend, or other change in Data I/O's corporate or capital structure results in (a) the outstanding shares, or any securities exchanged therefor or received in their place, being exchanged for a different number or class of securities of Data I/O or of any other corporation or (b) new, different or additional securities of Data I/O or of any other corporation being received by the holders of shares of Common Stock of Data I/O, then the Plan Administrator, in its sole discretion, shall make such equitable adjustments as it shall deem appropriate in the circumstances in (i) the maximum number and class of securities subject to the Plan as set forth in Section 4.1, (ii) the maximum number and class of securities that may be made subject to Awards to any individual Participant as set forth in Section 4.2, and (iii) the number and class of securities that are subject to any outstanding Award and the per share price of such securities, without any change in the aggregate price to be paid therefor.  The determination by the Plan Administrator as to the terms of any of the foregoing adjustments shall be conclusive and binding.

14.2     Dissolution, Liquidation or Change in Control Transactions.

      (a)     In the event of the proposed dissolution or liquidation of Data I/O, Data I/O shall notify each Holder at least fifteen (15) days prior to such proposed action.  To the extent not previously exercised, all Awards will terminate immediately prior to the consummation of such proposed action.

     (b)     Unless the applicable agreement representing an Award provides otherwise, or unless the Plan Administrator determines otherwise in its sole and absolute discretion in connection with any Change in Control, a Qualifying Award which is not vested or is not exercisable in full shall become exercisable or vested in connection with a Change in Control which becomes effective before the Holder’s service to Data I/O terminates as follows:

(i)      If the Qualifying Award remains outstanding following the Change in Control, is assumed by the surviving entity or its parent, or the surviving entity or its parent substitutes awards with substantially the same terms for such Qualifying Award, the vesting and exerciseability of the Qualifying Award shall be accelerated to the extent of 25% of the Unvested Portion thereof, and the remaining 75% of the Unvested Portion of such Qualifying Award shall vest in accordance with the vesting schedule set forth in the applicable Award agreement.

(ii)     If the Qualifying Award remains outstanding following the Change in Control, is assumed by the surviving entity or its parent, or the surviving entity or its parent substitutes options with substantially the same terms for such Qualifying Award and if the Holder thereof is subject to an Involuntary Termination within 180 days following such Change in Control, then all Awards held by such Holder (or options issued in substitution thereof) shall become vested or exercisable in full, whether or not the vesting requirements set forth in the Award agreement have been satisfied, for a period of 90 days commencing on the effective date of such Holder’s Involuntary Termination, or if shorter, the remaining term of the Award.

(iii)    If a Qualifying Award does not remain outstanding, and either such Qualifying Award is not assumed by the surviving entity or its parent, or the surviving entity or its parent does not substitute awards with substantially the same terms for such Qualifying Award, such Qualifying Award shall become vested or exercisable in full, whether or not the vesting requirements set forth in the Award agreement have been satisfied, for a period prior to the effective date of such Change in Control of a duration specified by the Plan Administrator, and thereafter the Award shall terminate.

                      (c)     Unless the applicable agreement representing an Award provides otherwise, or unless the Plan Administrator determines otherwise in its sole and absolute discretion in connection with any Change in Control, the vesting of Qualifying Shares shall be accelerated, and Data I/O’s repurchase right with respect to such shares shall lapse, in connection with a Change in Control which becomes effective before such Holder’s service to Data I/O terminates as follows:

(i)      If Qualifying Awards were outstanding at the effective time of the Change in Control and they are partially accelerated pursuant to Subsection (b)(i) above or if there were no Qualifying Awards outstanding at the effective time of the Change in Control, the vesting of all Qualifying Shares shall be accelerated to the extent of 25% of the Unvested Portion thereof, and the remaining 75% of the Unvested Portion of such Qualifying Shares shall vest in accordance with the vesting schedule set forth in the applicable Award agreement.

(ii)     If the preceding clause (i) applied and if a Holder of Qualifying Shares is subject to an Involuntary Termination within 180 days following the same Change in Control, then all Qualifying Shares held by such Holder (or shares issued in substitution thereof) shall become vested in full, whether or not the vesting requirements set forth in the applicable Award agreement have been satisfied.

(iii)    If Qualifying Awards were outstanding at the effective time of the Change in Control and they are accelerated in full pursuant to Subsection (b)(iii) above or otherwise, the vesting of all Qualifying Shares shall be accelerated in full, and Data I/O’s repurchase right with respect to all such shares shall lapse in full, whether or not the vesting requirements set forth in the applicable Award agreement have been satisfied.

14.3     Further Adjustment of Awards.

Subject to the preceding Section 14.2, the Plan Administrator shall have the discretion, exercisable at any time before a sale, merger, consolidation, reorganization, dissolution, liquidation or Change in Control of Data I/O, as defined by the Plan Administrator, to take such further action as it determines to be necessary or advisable, and fair and equitable to Participants, with respect to Awards.  Such authorized action may include (but shall not be limited to) establishing, amending or waiving the type, terms, conditions or duration of, or restrictions on, Awards so as to provide for earlier, later, extended or additional time for exercise, payment or settlement or lifting restrictions, differing methods for calculating payments or settlements, alternate forms and amounts of payments and settlements and other modifications, and the Plan Administrator may take such actions with respect to all Participants, to certain categories of Participants or only to individual Participants.  The Plan Administrator may take such actions before or after granting Awards to which the action relates and before or after any public announcement with respect to such sale, merger, consolidation, reorganization, dissolution, liquidation or Change in Control that is the reason for such action.  Without limiting the generality of the foregoing, if Data I/O is a party to a merger or consolidation, outstanding Awards shall be subject to the agreement of merger or consolidation.  Such agreement, without the Holder’s consent, may provide for:

                      (a)     the continuation of such outstanding Award by Data I/O (if Data I/O is the surviving corporation);

                      (b)     the assumption of the Plan and some or all outstanding Awards by the surviving corporation or its parent;

                      (c)     the substitution by the surviving corporation or its parent of Awards with substantially the same terms for such outstanding Awards; or

(d)     the cancellation of such outstanding Awards with or without payment of any consideration.

          14.4     Limitations.

          The grant of Awards will in no way affect Data I/O's right to adjust, reclassify, reorganize or otherwise change its capital or business structure or to merge, consolidate, dissolve, liquidate or sell or transfer all or any part of its business or assets.

14.5     Fractional Shares.

In the event of any adjustment in the number of shares covered by any Award, any fractional shares resulting from such adjustment shall be disregarded and each such Award shall cover only the number of full shares resulting from such adjustment.

15.    WITHHOLDING

          Data I/O may require the Holder to pay to Data I/O in cash the amount of any withholding taxes that Data I/O is required to withhold with respect to the grant, exercise, payment or settlement of any Award.  Data I/O shall have the right to withhold from any Award or any shares of Common Stock issuable pursuant to an Award or from any cash amounts otherwise due or to become due from Data I/O to the Participant an amount equal to such taxes.  Data I/O may also deduct from any Award any other amounts due from the Participant to Data I/O or a Subsidiary.

16.    AMENDMENT AND TERMINATION OF PLAN

          16.1     Amendment of Plan.

          The Plan may be amended by the Board in such respects as it shall deem advisable including, without limitation, such modifications or amendments as are necessary to maintain compliance with applicable statutes, rules or regulations; however, to the extent required for compliance with Section 422 of the Code or any applicable law or regulation, shareholder approval will be required for any amendment that will increase the aggregate number of shares as to which Incentive Stock Options may be granted or change the class of persons eligible to participate.  Amendments made to the Plan which would constitute “modifications” to Incentive Stock Options outstanding on the date of such Amendments shall not be applicable to such outstanding Incentive Stock Options but shall have prospective effect only.  The Board may condition the effectiveness of any amendment on the receipt of shareholder approval at such time and in such manner as the Board may consider necessary for Data I/O to comply with or to avail Data I/O, the Holders or both of the benefits of any securities, tax, market listing or other administrative or regulatory requirement which the Board determines to be desirable.  Whenever shareholder approval is sought, and unless required otherwise by applicable law or exchange requirements, the proposed action shall require the affirmative vote of holders of a majority of the shares present, entitled to vote and voting on the matter without including abstentions or broker non-votes in the denominator.

16.2     Termination Of Plan.

          Data I/O's shareholders or the Board may suspend or terminate the Plan at any time.  The Plan will have no fixed expiration date; provided, however, that no Incentive Stock Options may be granted more than ten (10) years after the earlier of the Plan's adoption by the Board or approval by the shareholders.

17.       GENERAL

17.1     Award Agreements.

Awards granted under the Plan shall be evidenced by a written agreement which shall contain such terms, conditions, limitations and restrictions as the Plan Administrator shall deem advisable and which are not inconsistent with the Plan.

17.2     Continued Employment or Services; Rights In Awards.

None of the Plan, participation in the Plan as a Participant or any action of the Plan Administrator taken under the Plan shall be construed as giving any Participant or employee of Data I/O any right to be retained in the employ of Data I/O or limit Data I/O's right to terminate the employment or services of the Participant.

17.3     Registration; Certificates For Shares.

Data I/O shall be under no obligation to any Participant to register for offering or resale or to qualify for exemption under the Securities Act, or to register or qualify under state securities laws, any shares of Common Stock, security or interest in a security paid or issued under, or created by, the Plan, or to continue in effect any such registrations or qualifications if made.  Data I/O may issue certificates for shares with such legends and subject to such restrictions on transfer and stop-transfer instructions as counsel for Data I/O deems necessary or desirable for compliance by Data I/O with federal and state securities laws.

Inability of Data I/O to obtain, from any regulatory body having jurisdiction, the authority deemed by
Data I/O's counsel to be necessary for the lawful issuance and sale of any shares hereunder or the unavailability of an exemption from registration for the issuance and sale of any shares hereunder shall relieve Data I/O of any liability in respect of the nonissuance or sale of such shares as to which such requisite authority shall not have been obtained.

17.4     No Rights As A Shareholder.

No Option, Stock Appreciation Right or Other Stock-Based Award shall entitle the Holder to any cash dividend, voting or other right of a shareholder unless and until the date of issuance under the Plan of the shares that are the subject of such Award, free of all applicable restrictions.

17.5     Compliance With Laws And Regulations.

In interpreting and applying the provisions of the Plan, any Option granted as an Incentive Stock Option pursuant to the Plan shall, to the extent permitted by law, be construed as an “incentive stock option” within the meaning of Section 422 of the Code.

17.6     No Trust Or Fund.

The Plan is intended to constitute an “unfunded” plan. Nothing contained herein shall require Data I/O to segregate any monies or other property, or shares of Common Stock, or to create any trusts, or to make any special deposits for any immediate or deferred amounts payable to any Participant, and no Participant shall have any rights that are greater than those of a general unsecured creditor of Data I/O.

17.7     Severability.

If any provision of the Plan or any Award is determined to be invalid, illegal or unenforceable in any jurisdiction, or as to any person, or would disqualify the Plan or any Award under any law deemed applicable by the Plan Administrator, such provision shall be construed or deemed amended to conform to applicable laws, or, if it cannot be so construed or deemed amended without, in the Plan Administrator’s determination, materially altering the intent of the Plan or the Award, such provision shall be stricken as to such jurisdiction, person or Award, and the remainder of the Plan and any such Award shall remain in full force and effect.

18.    EFFECTIVE DATE

          The Plan's effective date is the date on which it is adopted by the Board, so long as it is approved by Data I/O's shareholders at any time within twelve (12) months of such adoption.

                Original Plan adopted by the Board on February 28, 2000 and approved by Data I/O's shareholders in May 2000.  The Plan was amended and approved by the Board and Data I/O's shareholders in: 2002 to add an additional 200,000 shares, 2004, to add an additional 300,000 shares, 2006,  to add an additional 300,000 shares,2009 to add an additional 300,000 shares, and in 2011 to add an additional 300,000 shares of Common Stock to be reserved for issuance under the Plan.   The Plan was amended and approved by the Board in 2012 to add an additional 300,000 shares of Common Stock to be reserved for issuance under the Plan and on April 30, 2014 to clarify certain sections of the Plan.

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

DATED:   May 14, 2014

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

DATED:   May 14, 2014

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony Ambrose, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 14, 2014

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 14, 2014