Form 10-Q
period 2014-06-30
DATA I/O CORP
filed 2014-08-13
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  _ NoX

Shares of Common Stock, no par value, outstanding as of August 1, 2014:

7,843,526

1

PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	June 30, 2014	December 31, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,220	$10,426
Trade accounts receivable, net of allowance for
doubtful accounts of $107 and $87, respectively	5,171	1,980
Inventories	3,952	3,770
Other current assets	331	395
TOTAL CURRENT ASSETS	17,674	16,571

Property, plant and equipment – net	1,090	843
Other assets	88	88
TOTAL ASSETS	$18,852	$17,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,315	$720
Accrued compensation	1,194	1,107
Deferred revenue	2,077	1,170
Other accrued liabilities	773	597
Accrued costs of business restructuring	273	723
Income taxes payable	27	10
TOTAL CURRENT LIABILITIES	5,659	4,327

Long-term other payables	236	313

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 7,843,526 shares as of June 30,
2014 and 7,786,053 shares as of December 31, 2013	18,530	18,343
Accumulated earnings (deficit)	(6,938)	(7,042)
Accumulated other comprehensive income	1,365	1,561
TOTAL STOCKHOLDERS’ EQUITY	12,957	12,862
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,852	$17,502

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATION
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Sales	$5,599	$5,271	$10,418	$10,029
Cost of goods sold	2,577	2,332	4,901	4,549
Gross margin	3,022	2,939	5,517	5,480
Operating expenses:
Research and development	1,173	1,117	2,323	2,321
Selling, general and administrative	1,456	1,785	3,144	3,592
Provision for business restructuring	-	642	13	642
Total operating expenses	2,629	3,544	5,480	6,555
Operating income (loss)	393	(605)	37	(1,075)
Non-operating income (expense):
Interest income	53	56	72	74
Foreign currency transaction gain (loss)	8	(55)	27	(57)
Total non-operating income (expense)	61	1	99	17
Income (loss) before income taxes	454	(604)	136	(1,058)
Income tax (expense) benefit	(7)	(20)	(32)	(25)
Net income (loss)	$447	($624)	$104	($1,083)

Basic earnings (loss) per share	$0.06	($0.08)	$0.01	($0.14)
Diluted earnings (loss) per share	$0.06	($0.08)	$0.01	($0.14)
Weighted-average basic shares	7,814	7,762	7,801	7,756
Weighted-average diluted shares	7,899	7,762	7,892	7,756

See notes to consolidated financial statements

4

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net Income (loss)	$447	($624)	$104	($1,083)
Other comprehensive income:
Foreign currency translation gain (loss)	24	71	(196)	(8)
Comprehensive income (loss)	$471	($553)	($92)	($1,091)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share amounts)
(UNAUDITED)

	For the Six Months Ended June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$104	($1,083)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	320	343
Equipment transferred to cost of goods sold	140	(5)
Share-based compensation	211	206
Net change in:
Trade accounts receivable	(3,189)	(559)
Inventories	(165)	640
Other current assets	67	182
Accrued cost of business restructuring	(502)	503
Accounts payable and accrued liabilities	872	99
Deferred revenue	915	2
Other long-term liabilities	(35)	(27)
Deposits and other long-term assets	-	1
Net cash provided by (used in) operating activities	(1,262)	302

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(707)	(236)
Cash provided by (used in) investing activities	(707)	(236)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of tax withholding	(25)	5
Repurchase of common stock	-	(5)
Cash provided by (used in) financing activities	(25)	-
Increase/(decrease) in cash and cash equivalents	(1,994)	66

Effects of exchange rate changes on cash	(212)	(6)
Cash and cash equivalents at beginning of period	10,426	10,528
Cash and cash equivalents at end of period	$8,220	$10,588

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income Taxes	$15	($39)
See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of June 30, 2014 and June 30, 2013 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2013.

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

Income Tax

Historically when accounting for uncertainty in income taxes, we have not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months and six months ended June 30, 2014.  However, we have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

We have incurred net operating losses in the current and certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses and credit carryforwards, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future.  There was $192,000 and $132,000 unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of June 30, 2014 and 2013, respectively.

Tax years that remain open for examination include 2010, 2011, 2012 and 2013 in the United States of America.  In addition, tax years from 2000 to 2009 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09). The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

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

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	Jun. 30, 2014	Dec. 31, 2013
(in thousands)
Raw material	$2,353	$1,988
Work-in-process	1,260	1,309
Finished goods	339	473
Inventories	$3,952	$3,770

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	Jun. 30, 2014	Dec. 31, 2013
(in thousands)
Leasehold improvements	$481	$484
Equipment	7,295	7,015
	7,776	7,499
Less accumulated depreciation	6,686	6,656
Property and equipment, net	$1,090	$843

NOTE 4 – BUSINESS RESTRUCTURING

As a result of the business downturn we experienced in late 2011, 2012, and continuing in 2013, as well as the uncertain business outlook at those times, we took additional restructuring actions in the second quarter of 2013 and fourth quarter of 2013 to reduce quarterly operating expenses and production costs.

During the second and fourth quarters of 2013, we took restructuring actions to reduce our excess office space and eliminate certain job positions.  These actions resulted in restructuring costs of $642,000 for the second quarter and $541,000 in the fourth quarter of 2013.  A true up of estimates resulted in a $13,000 charge during the first quarter of 2014.  The positions eliminated allow us to have the flexibility to add other critical positions or change fixed to variable costs through outsourcing.  These actions have been fully implemented.  At June 30, 2014, the remaining portion of the reserve expected to be paid over the next twelve months is $273,000 and the long term portion is $98,000 and relates to the lease abandonment payments that are expected to be completely paid by July 2016.

An analysis of the business restructuring is as follows:

	Reserve Balance Dec. 31, 2012	2013 Expense	2013 Payments/ Write-Offs	Reserve Balance Dec. 31, 2013	2014 Expense	2014 Payments/ Write-Offs	Reserve Balance Jun. 30, 2014
(in thousands)
Downsizing US operations:
Employee severance	$0	$457	$227	$230	($16)	$194	$20
Other costs	-	273	33	240	25	46	219
Downsizing foreign operations:
Employee severance	25	405	58	372	16	256	132
Other costs	-	48	17	31	(12)	19	-
Total	$25	$1,183	$335	$873	$13	$515	$371

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	Jun. 30, 2014	Dec. 31, 2013
(in thousands)
Product warranty	$296	$281
Sales return reserve	55	50
Other taxes	197	112
Other	225	154
Other accrued liabilities	$773	$597

The changes in Data I/O's product warranty liability for the six months ending June 30, 2014 are as follows:

Jun. 30, 2014
(in thousands)
Liability, beginning balance	$281
Net expenses	366
Warranty claims	(366)
Accrual revisions	15
Liability, ending balance	$296

NOTE 6 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2014 (remaining)	$613
2015	1,040
2016	620
2017	41
2018	10
Thereafter	4
Total	$2,328

Of the $2,328,000, $210,000 has been accrued as restructure liability related to abandoned lease space.

During the first quarter of 2014, we renewed our lease agreement for our Munich, Germany facility effective February 1, 2015 and extending the term through January 2018 and lowering the square footage to approximately 4,306 square feet.  Effective June 1, 2014, the excess space abandoned as part of Q2 2013 restructure actions, was leased to another tenant by the landlord & the lease term was revised to begin June 1, 2014 and extend through May 31, 2017.

NOTE 7 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At June 30, 2014, the purchase commitments and other obligations totaled $986,000 of which all but $28,000 are expected to be paid over the next twelve months.

NOTE 8 – CONTINGENCIES

As of June 30, 2014, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	Jun. 30, 2014	Jun. 30, 2013	Jun. 30, 2014	Jun. 30, 2013
(in thousands except per share data)
Numerator for basic and diluted
earnings (loss) per share:
Net income (loss)	$447	($624)	$104	($1,083)

Denominator for basic
earnings (loss) per share:
weighted-average shares	7,814	7,762	7,801	7,756

Employee stock options and awards	85	-	91	-

Denominator for diluted
earnings (loss) per share:
adjusted weighted-average shares &
assumed conversions of stock options	7,899	7,762	7,892	7,756

Basic and diluted
earnings (loss) per share:
Total basic earnings (loss) per share	$0.06	($0.08)	$0.01	($0.14)
Total diluted earnings (loss) per share	$0.06	($0.08)	$0.01	($0.14)

Options to purchase 557,435 and 863,843 shares were outstanding as of June 30, 2014 and 2013, respectively, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and six months ended June 30, 2014 and 2013, respectively, was as follows:

	Three Months Ended		Six Months Ended
	Jun. 30, 2014	Jun. 30, 2013	Jun. 30, 2014	Jun. 30, 2013
(in thousands)
Cost of goods sold	$5	$13	$1	$24
Research and development	25	28	40	48
Selling, general and administrative	95	95	170	134
Total share-based compensation	$125	$136	$211	$206

Impact on net earnings per share:
Basic and diluted	($0.02)	($0.02)	($0.03)	($0.03)

Stock option grants during the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended
	Jun. 30, 2014	Jun. 30, 2013	Jun. 30, 2014	Jun. 30, 2013

Stock Options Granted	3,000	3,000	3,000	33,000

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model.  The following weighted average assumptions were used to calculate the fair value of stock options granted during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	Jun. 30, 2014	Jun. 30, 2013	Jun. 30, 2014	Jun. 30, 2013

Risk-free interest rates	1.31%	0.50%	1.31%	0.66%
Volatility factors	0.51	0.54	0.51	0.54
Expected life of the option in years	4.00	4.00	4.00	4.00
Expected dividend yield	None	None	None	None

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at June 30, 2014 are:

Jun. 30, 2014
Unamortized future equity compensation expense	$1,084,585
Remaining weighted average amortization period in years	2.96

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

OVERVIEW

We have renewed our focus on managing the core programming business to return to profitability, while developing and enhancing products to drive future revenue and earnings growth.  Part of the strategy is to gain market share and to expand addressable markets.  Our challenge continues to be operating in a cyclical and rapidly evolving industry environment.  Starting in December 2013 and continuing through the second quarter, we saw strong orders of our new PSV7000 which led our sales growth.  This trend has continued during the first part of the third quarter.  Looking forward, our backlog and deferred revenue should position us well for sequential growth in sales in the second half of 2014.  We are continuing our efforts to balance business geography shifts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.

We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, automated programming systems for the manufacturing environment and software.  We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including NAND Flash, e-MMC, and microcontrollers on our newer products.  During 2014, we have added media and handling options and software features for our new PSV7000, Data I/O’s most advanced programming system introduced in the fall of 2013, which can cut the cost of programming by up to 50% and represents new capabilities to handle and program small parts.  We announced in July 2014 our new PSV3000 automated programming system with a cost effective entry point which was developed for the Asian market and is now available.

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

During the second and fourth quarters of 2013, we took restructuring actions to reduce our excess office space and eliminate certain job positions.  These actions resulted in restructuring costs of $642,000 for the second quarter and $541,000 in the fourth quarter of 2013.  A true up of estimates resulted in a $13,000 charge during the first quarter of 2014.  The positions eliminated allow us to have the flexibility to add other critical positions or change fixed to variable costs through outsourcing.  These actions have been fully implemented.  At June 30, 2014  the remaining portion of the reserve expected to be paid over the next twelve months is $273,000 and the long term portion is $98,000 and relates to the lease abandonment payments that are expected to be completely paid by July 2016.

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

Results of Operations

Net Sales

	Three Months Ended			Six Months Ended
Net sales by product line	Jun. 30, 2014	Change	Jun. 30, 2013	Jun. 30, 2014	Change	Jun. 30, 2013
(in thousands)
Automated programming systems	$3,834	8.2%	$3,543	$7,027	8.4%	$6,484
Non-automated programming systems	1,765	2.1%	1,728	3,391	(4.3%)	3,545
Total programming systems	$5,599	6.2%	$5,271	$10,418	3.9%	$10,029

	Three Months Ended			Six Months Ended
Net sales by location	Jun. 30, 2014	Change	Jun. 30, 2013	Jun. 30, 2014	Change	Jun. 30, 2013
(in thousands)
United States	$603	20.4%	$501	$1,163	40.0%	$831
% of total	10.8%		9.5%	11.2%		8.3%

International	$4,996	4.7%	$4,770	$9,255	0.6%	$9,198
% of total	89.2%		90.5%	88.8%		91.7%
15

Net sales in the second quarter of 2014 were $5.6 million, up 6% compared with $5.3 million in the second quarter of 2013 and sequentially up 16% compared with $4.8 million in the first quarter of 2013.  On a regional basis, net sales increased 155% in Europe, while declining, in part due to systems in deferred revenue and backlog, in Asia and the Americas compared to the second quarter of 2013.  Sequentially, net sales in the second quarter compared to the first quarter of 2014 were up 29% in Europe, 19% in Asia, and flat in the Americas.  International sales were 89% of total sales for the second quarter of 2014 compared to 91% for the second quarter of 2013.  A sales breakdown by type for the second quarter of 2014 was 61% equipment, 27% adapters and 12% software and maintenance.

Orders for the second quarter of 2014 were $6.3 million, down 7%, compared with $6.7 million in the second quarter of 2013, and sequentially up 8.5% compared to the first quarter of 2014.  In the second quarter of 2013 we had the large consumer product order for systems in Asia.  The difference in sales versus order amounts and percentages is due to changes in backlog and deferred revenue.  We ended the quarter with a backlog of $2.7 million, compared to $2.4 million at June 30, 2013 and $2.6 million at March 31, 2014.  We saw an increase of approximately 20% in adapter orders in the second quarter of 2014 compared to the same quarter in 2013, which we believe reflects a higher equipment utilization by our installed base.

For the six months ending June 30, 2014, compared to the same period in 2013, the sales increase was primarily due to incremental sales of our new PSV7000 automated programming system, as well as increased sales of PS388 systems and adapters.  During the second quarter of 2014, we sold to a broader base of customers and in particular, we sold PSV7000 systems to many new automated customers and previously inactive customers who had not purchased equipment in five years.  Sales were especially strong in the automotive space.  Looking forward, our backlog and deferred revenue should position us well for sequential growth in sales in the second half of 2014.

Gross Margin

	Three Months Ended			Six Months Ended
	Jun. 30, 2014	Change	Jun. 30, 2013	Jun. 30, 2014	Change	Jun. 30, 2013
(in thousands)
Gross margin	$3,022	2.8%	$2,939	$5,517	0.7%	$5,480
Percentage of net sales	54.0%		55.8%	53.0%		54.6%

Gross margin as a percentage of sales in the second quarter of 2014 was 54.0%, compared with 55.8% in the second quarter of 2013.  The gross margin decrease as a percentage of sales for the second quarter was primarily due to a less favorable product mix and unfavorable variances.

For the first six months of 2014 compared to the same period in 2013, the decrease in gross margin was due to the same general factors discussed above for the second quarter.

Research and Development

	Three Months Ended			Six Months Ended
	Jun. 30, 2014	Change	Jun. 30, 2013	Jun. 30, 2014	Change	Jun. 30, 2013
(in thousands)
Research and development	$1,173	5.0%	$1,117	$2,323	0.1%	$2,321
Percentage of net sales	21.0%		21.2%	22.3%		23.1%
16

Research and development (“R&D”) increased $56,000 in the second quarter of 2014 compared to the same period in 2013, primarily due to personnel additions and higher incentive compensation.

For the first six months of 2014 compared to the same period in 2013, the increase in R&D expense was primarily related to higher incentive compensation and recruiting costs, offset in part by savings from 2013 restructuring actions, cost controls and lower R&D materials.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	Jun. 30, 2014	Change	Jun. 30, 2013	Jun. 30, 2014	Change	Jun. 30, 2013
(in thousands)
Selling, general &
administrative	$1,456	(18.4%)	$1,785	$3,144	(12.5%)	$3,592
Percentage of net sales	26.0%		33.9%	30.2%		35.8%

Selling, General and Administrative expenses decreased $329,000 in the second quarter of 2014 compared to the same period in 2013, primarily related to savings from personnel reductions due to restructuring actions and cost controls, lower commissions, consulting & depreciation offset in part by higher incentive compensation.

For the first six months of 2014 compared to the same period in 2013, the decrease in SG&A expense was due to the same general factors discussed above for the second quarter.

Interest

	Three Months Ended			Six Months Ended
	Jun. 30, 2014	Change	Jun. 30, 2013	Jun. 30, 2014	Change	Jun. 30, 2013
(in thousands)
Interest income	$53	(5.4%)	$56	$72	(2.7%)	$74

Interest income decreased slightly in the second quarter of 2014 compared to the same period in 2013, primarily due to lower invested cash balances.

For the first six months of 2014 compared to the same period in 2013, the decrease in interest income was due to the same general factors discussed above for the second quarter.

Income Taxes

	Three Months Ended			Six Months Ended
	Jun. 30, 2014	Change	Jun. 30, 2013	Jun. 30, 2014	Change	Jun. 30, 2013
(in thousands)
Income tax (expense) benefit	($7)	(65.0%)	($20)	($32)	28.0%	($25)

Income tax expense decreased $13,000 in the second quarter of 2014 compared to the same period in 2013, with both period’s expense resulting primarily from foreign income taxes on foreign subsidiary income.

For the first six months of 2014 compared to the same period in 2013, the increase in income tax expense was due to the same general factors discussed above for the second quarter.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $12.2 million as of June 30, 2014.  Our deferred tax assets and valuation allowance have been reduced by approximately $192,000 and $132,000 associated with the requirements of accounting for uncertain tax positions as of June 30, 2014 and 2013, respectively.  Given the uncertainty created by our past loss history and the cyclical nature of the industry in which we operate, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Financial Condition

Liquidity and Capital Resources

	Jun. 30, 2014	Change	Dec. 31, 2013
(in thousands)
Working capital	$12,015	($229)	$12,244

During the second quarter of 2014, cash declined $556,000 primarily attributed to the increase in accounts receivable resulting from the increase of systems in deferred revenue and late in the quarter shipments offset in part by the net profit for the quarter.

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

We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  Approximately $7.0 million of our cash is located in foreign subsidiary accounts at June 30, 2014.  Although we have no current repatriation plans, there may be tax and other impediments to repatriating the cash to the United States.  Our working capital may be used to fund share repurchases and growth initiatives including acquisitions, which could reduce our liquidity.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

OFF-Balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 6, “Operating Lease Commitments” and Note 7, “Other Commitments”, we have no off-balance sheet arrangements.

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) were earnings of $562,000 in the second quarter of 2014 compared to an EBITDA loss of $498,000 in the second quarter of 2013.  Equity compensation expense (a non-cash item) in the second quarter of 2014 and 2013 was $125,000 and $136,000, respectively.  Adjusted EBITDA excluding equity compensation were earnings of $687,000 in the second quarter of 2014, compared to a loss of $362,000 in the second quarter of 2013.

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

Non-Generally accepted accounting principles (GAAP) FINANCIAL Measure RECONCILIATION

	Three Months Ended		Six Months Ended
	Jun. 30, 2014	Jun. 30, 2013	Jun. 30, 2014	Jun. 30, 2013
(in thousands)
Net Income (loss)	$447	($624)	$104	($1,083)
Interest (income) expense	(53)	(56)	(72)	(74)
Taxes	7	20	32	25
Depreciation and amortization	161	162	320	343
EBITDA earnings (loss)	$562	($498)	$384	($789)

Equity Compensation	125	136	211	206
Adjusted EBITDA earnings (loss) excluding equity compensation	$687	($362)	$595	($583)

RECENT ACCOUNTING ANNOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09). The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.  ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of June 30, 2014, we were not a party to any material pending legal proceedings.

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

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

                                None

Item 3.                  Defaults Upon Senior Securities

                                None

Item 4.                  Mine Safety Disclosures

                                Not Applicable

Item 5.                  Other Information

                                None

Item 6.                  Exhibits

(a)    Exhibits

                 10   Material Contracts:

                         10.31                Form of Executive Agreement

                         10.32                Letter Agreement with Joel S. Hatlen

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

DATED:   August 13, 2014

DATA I/O CORPORATION

(REGISTRANT)

 By: //S//Anthony Ambrose

 Anthony Ambrose

President and Chief Executive Officer

(Principal Executive Officer and Duly Authorized Officer)

By: //S//Joel S. Hatlen

Joel S. Hatlen

Vice President and Chief Financial Officer

Secretary and Treasurer

(Principal Financial Officer and Duly Authorized Officer)

Exhibit 10.31

AMENDED AND RESTATED

EXECUTIVE AGREEMENT

FOR

DATA I/O CORPORATION

               This Amended and Restated Executive Agreement (the “Agreement”) is entered into this 30th day of July, 2014, by and between DATA I/O CORPORATION ("the Company") and __________________("Executive").  Executive is an at-will employee of the Company.  The parties wish to provide Executive with severance benefits if Executive's employment is terminated in connection with a change in control in the Company and other payments in connection with a change of control.  At the time of the execution of the Agreement, the Executive contemporaneously is entering into the Company's form of Confidentiality and Non-Competition Agreement for executive officers, which is attached to this Agreement as Exhibit A.

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

               2.  Confidentiality and Non‑Competition Agreement.  In consideration of the obligations undertaken by the Company pursuant to this Agreement, contemporaneously with the execution of this Agreement, Executive and the Company have entered into the form of Confidentiality and Non-Competition Agreement attached as Exhibit A and each agreement shall be effective only if both agreements have been executed.

               3.  Term of Agreement.

               The Company's obligations under Section 1 of this Agreement shall expire with respect to Control Events occurring on or after the third anniversary of the date of this Agreement (the “Control Events Expiration”); provided, however, that commencing on the date one (1) year after the effective date of this Agreement and on each annual anniversary of such date (such date and each anniversary of such date the “Renewal Date”), unless previously terminated, the Control Events Expiration shall be automatically extended until the third anniversary of the Renewal Date, unless the Board of Directors of the Company by a majority vote of those members of the Board who are not parties to this or a similar agreement determines the Agreement shall not be extended and the Company notifies Executive of such decision at least sixty (60) days prior to the Renewal Date.

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

                                                      Attention: General Counsel or Corporate Secretary

               To Executive:            ___________________________

                                                      ___________________________

                                                      ___________________________

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

DATA I/O CORPORATION                                                    EXECUTIVE:

By: ________________________                             Signature: _____________________

Name:         ______________________                                     Name: _______________________

Its: _________________________

Exhibit A

                                         CONFIDENTIALITY AND NON‑COMPETITION AGREEMENT

                                                                                   FOR

                                                                   DATA I/O CORPORATION

           This Agreement is entered into effective this 30th day of July 2014, by and between DATA I/O CORPORATION ("the Company") and _____________("Executive").  Executive is an at-will employee of the Company.  In consideration of entering into an agreement to provide Executive with severance benefits if Executive's employment is terminated in connection with a change in control in the Company, Executive promises, on the terms set forth herein, at all times to protect the Company's proprietary information and to not compete with the Company following termination of Executive's employment in connection with a change in control.

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

                                         Attention: General Counsel and Corporate Secretary

           To Executive:         _______________

                                         _______________

                                         _______________

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

DATA I/O CORPORATION                          EXECUTIVE:

By: ___________________                          Signature: ________________________

Name: ________________                          Name, printed: _____________________

Its: ___________________

Exhibit 10.32

6464 185th Ave NE, Suite 101

Redmond, WA 98052

Tel:  (425) 881-6444

Fax: (425) 869-7413

August 7, 2014

Joel Hatlen

Vice President Operations & Finance / CFO

Dear Joel:,

This letter confirms that your severance arrangement if Data I/O Corporation terminates your employment without cause and unrelated to a change of control, as calculated under the Data I/O Corporation severance pay program and disclosed in the 2014 proxy statement, will continue to be $134,351, even if the Data I/O Corporation severance pay program is changed.

Sincerely,

/s/ Anthony Ambrose

Anthony Ambrose

President and CEO

Acknowledged and Agreed:

/s/ Joel S. Hatlen

Joel Hatlen

Cc: Rachael Jackman, Human Resources

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

DATED:   August 13, 2014

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

DATED:   August 13, 2014

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony Ambrose, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 13, 2014

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 13, 2014