Form 10-Q
period 2014-09-30
DATA I/O CORP
filed 2014-11-13
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Shares of Common Stock, no par value, outstanding as of November 1, 2014:

7,860,722

PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	September 30, 2014	December 31, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,399	$10,426
Trade accounts receivable, net of allowance for
doubtful accounts of $99 and $87, respectively	4,441	1,980
Inventories	4,323	3,770
Other current assets	314	395
TOTAL CURRENT ASSETS	18,477	16,571

Property, plant and equipment – net	653	843
Other assets	84	88
TOTAL ASSETS	$19,214	$17,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,282	$720
Accrued compensation	1,450	1,107
Deferred revenue	1,762	1,170
Other accrued liabilities	698	597
Accrued costs of business restructuring	164	723
Income taxes payable	18	10
TOTAL CURRENT LIABILITIES	5,374	4,327

Long-term other payables	219	313

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 7,847,391 shares as of September 30,
2014 and 7,786,053 shares as of December 31, 2013	18,625	18,343
Accumulated earnings (deficit)	(6,292)	(7,042)
Accumulated other comprehensive income	1,288	1,561
TOTAL STOCKHOLDERS’ EQUITY	13,621	12,862
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,214	$17,502

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Sales	$6,213	$5,357	$16,631	$15,387
Cost of goods sold	2,822	2,801	7,723	7,351
Gross margin	3,391	2,556	8,908	8,036
Operating expenses:
Research and development	1,217	1,109	3,539	3,430
Selling, general and administrative	1,444	1,367	4,588	4,959
Provision for business restructuring	-	1	13	642
Total operating expenses	2,661	2,477	8,140	9,031
Operating income (loss)	730	79	768	(995)
Non-operating income (expense):
Interest income	50	19	122	93
Foreign currency transaction gain (loss)	(139)	17	(113)	(42)
Total non-operating income (expense)	(89)	36	9	51
Income (loss) before income taxes	641	115	777	(944)
Income tax (expense) benefit	5	31	(27)	6
Net income (loss)	$646	$146	$750	($938)

Basic earnings (loss) per share	$0.08	$0.02	$0.10	($0.12)
Diluted earnings (loss) per share	$0.08	$0.02	$0.09	($0.12)
Weighted-average basic shares	7,846	7,773	7,816	7,761
Weighted-average diluted shares	7,980	7,819	7,922	7,761

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net Income (loss)	$646	$146	$750	($938)
Other comprehensive income:
Foreign currency translation gain (loss)	(77)	183	(273)	175
Comprehensive income (loss)	$569	$329	$477	($763)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share amounts)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$750	($938)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	456	482
Equipment transferred to cost of goods sold	688	107
Share-based compensation	301	308
Net change in:
Trade accounts receivable	(2,621)	(1,358)
Inventories	(601)	503
Other current assets	80	207
Accrued cost of business restructuring	(619)	418
Accounts payable and accrued liabilities	1,045	299
Deferred revenue	682	73
Other long-term liabilities	(35)	(41)
Deposits and other long-term assets	-	2
Net cash provided by (used in) operating activities	126	62

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(954)	(463)
Cash provided by (used in) investing activities	(954)	(463)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of tax withholding	(18)	15
Repurchase of common stock	-	(5)
Cash provided by (used in) financing activities	(18)	10
Increase/(decrease) in cash and cash equivalents	(846)	(391)

Effects of exchange rate changes on cash	(181)	157
Cash and cash equivalents at beginning of period	10,426	10,528
Cash and cash equivalents at end of period	$9,399	$10,294

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income Taxes	$15	($86)
See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of September 30, 2014 and September 30, 2013 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2013.

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

Income Tax

Historically, when accounting for uncertainty in income taxes, we have not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months and nine months ended September  30, 2014.  However, we have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

We have incurred net operating losses in certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses and credit carryforwards, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future.  There was $198,000 and $155,000 of unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of September 30, 2014 and 2013, respectively.

Tax years that remain open for examination include 2011, 2012 and 2013 in the United States of America.  In addition, tax years from 2000 to 2010 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

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

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	Sep. 30, 2014	Dec. 31, 2013
(in thousands)
Raw material	$2,473	$1,988
Work-in-process	1,140	1,309
Finished goods	710	473
Inventories	$4,323	$3,770

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	Sep. 30, 2014	Dec. 31, 2013
(in thousands)
Leasehold improvements	$483	$484
Equipment	6,806	7,015
	7,289	7,499
Less accumulated depreciation	6,636	6,656
Property and equipment, net	$653	$843

NOTE 4 – BUSINESS RESTRUCTURING

As a result of the business downturn we experienced in late 2011, 2012, and continuing in 2013, as well as the uncertain business outlook at those times, we took additional restructuring actions in the second quarter of 2013 and fourth quarter of 2013 to reduce quarterly operating expenses and production costs.

During the second and fourth quarters of 2013, we took restructuring actions to reduce our excess office space and eliminate certain job positions.  These actions resulted in restructuring costs of $642,000 for the second quarter and $541,000 in the fourth quarter of 2013.  A true up of estimates resulted in a $13,000 charge during the first quarter of 2014.  The positions eliminated allow us to have the flexibility to add other critical positions or change fixed to variable costs through outsourcing.  These actions have been fully implemented.  At September 30, 2014, the remaining portion of the reserve expected to be paid over the next twelve months is $164,000, and the long term portion is $90,000 and relates to the lease abandonment payments that are expected to be completely paid by August 2016.

An analysis of the business restructuring is as follows:

	Reserve Balance Dec. 31, 2012	2013 Expense	2013 Payments/ Write-Offs	Reserve Balance Dec. 31, 2013	2014 Expense	2014 Payments/ Write-Offs	Reserve Balance Sep. 30, 2014
(in thousands)
Downsizing US operations:
Employee severance	$0	$457	$227	$230	($16)	$214	$0
Other costs	-	273	33	240	25	70	195
Downsizing foreign operations:
Employee severance	25	405	58	372	16	329	59
Other costs	-	48	17	31	(12)	19	-
Total	$25	$1,183	$335	$873	$13	$632	$254

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	Sep. 30, 2014	Dec. 31, 2013
(in thousands)
Product warranty	$324	$281
Sales return reserve	55	50
Other taxes	141	112
Other	178	154
Other accrued liabilities	$698	$597

The changes in Data I/O's product warranty liability for the nine months ending September 30, 2014 are as follows:

Sep. 30, 2014
(in thousands)
Liability, beginning balance	$281
Net expenses	685
Warranty claims	(685)
Accrual revisions	43
Liability, ending balance	$324

NOTE 6 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2014 (remaining)	$309
2015	1,033
2016	611
2017	38
2018	9
Thereafter	4
Total	$2,004

Of the $2,004,000, $186,000 has been accrued as restructure liability related to abandoned lease space.

During the first quarter of 2014, we renewed our lease agreement for our Munich, Germany facility effective February 1, 2015 and extending the term through January 2018 and lowering the square footage to approximately 4,306 square feet.  Effective June 1, 2014, the landlord was able to lease the excess space abandoned as part of Q2 2013 restructure actions  to another tenant and the lease was revised to end May 31, 2017.

NOTE 7 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At September 30, 2014, the purchase commitments and other obligations totaled $1,272,000 of which all but $21,000 are expected to be paid over the next twelve months.

NOTE 8 – CONTINGENCIES

As of September 30, 2014, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 9 – EARNINGS (LOSS) PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2014	Sep. 30, 2013	Sep. 30, 2014	Sep. 30, 2013
(in thousands except per share data)
Numerator for basic and diluted
earnings (loss) per share:
Net income (loss)	$646	$146	$750	($938)

Denominator for basic
earnings (loss) per share:
weighted-average shares	7,846	7,773	7,816	7,761

Employee stock options and awards	134	46	106	-

Denominator for diluted
earnings (loss) per share:
adjusted weighted-average shares &
assumed conversions of stock options	7,980	7,819	7,922	7,761

Basic and diluted
earnings (loss) per share:
Total basic earnings (loss) per share	$0.08	$0.02	$0.10	($0.12)
Total diluted earnings (loss) per share	$0.08	$0.02	$0.09	($0.12)

Options to purchase 417,362 and 968,862 shares were outstanding as of September 30, 2014 and 2013, respectively, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and nine months ended September  30, 2014 and 2013, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2014	Sep. 30, 2013	Sep. 30, 2014	Sep. 30, 2013
(in thousands)
Cost of goods sold	$2	$11	$4	$35
Research and development	20	15	60	63
Selling, general and administrative	68	76	237	210
Total share-based compensation	$90	$102	$301	$308

Impact on net earnings per share:
Basic and diluted	($0.01)	($0.01)	($0.04)	($0.04)

Equity awards during the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2014	Sep. 30, 2013	Sep. 30, 2014	Sep. 30, 2013

Restricted Stock	-	-	188,900	180,400
Stock Options	-	100,000	3,000	133,000

Non-employee directors Restricted Stock Units (“RSU’s”) vest over one year, employee RSU’s vest over four years with the expense being recognized over the vesting period.

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model.  The following weighted average assumptions were used to calculate the fair value of stock options granted during the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2014	Sep. 30, 2013	Sep. 30, 2014	Sep. 30, 2013

Risk-free interest rates	-	1.01%	1.31%	0.92%
Volatility factors	-	0.54	0.51	0.54
Expected life of the option in years	-	4.00	4.00	4.00
Expected dividend yield	-	None	None	None

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at September 30, 2014 are:

Sep. 30, 2014
Unamortized future equity compensation expense	$994,487
Remaining weighted average amortization period in years	2.77

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

OVERVIEW

We are focused on managing and growing the core programming business to increase profitability, while developing and enhancing products to drive future revenue and earnings growth.  Part of the strategy is to gain market share and to expand addressable markets.  Our challenge is growing and profitably operating in a cyclical and rapidly evolving industry environment.  Starting in December 2013 and continuing through the third quarter of 2014, we saw strong orders of our new PSV7000 which led our sales growth.  Looking forward, our backlog and deferred revenue should position us well for the start of the fourth quarter.  We are balancing business geography shifts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.

We focus our research and development efforts in our strategic growth markets, namely new programming technology, automated programming systems for the manufacturing environment and software.  We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including NAND Flash, e-MMC, and microcontrollers on our newer products.  During 2014, we have added media and handling options and software features for our new PSV7000, Data I/O’s most advanced programming system introduced in the fall of 2013, which can cut the cost of programming by up to 50% and represents new capabilities to handle and program small parts.  We announced in July 2014 our new PSV3000 automated programming system with a cost-effective entry point which was developed for the Asian market and is now available and in evaluation at several customers.

We are focused on strategic high volume manufacturers in key market segments like automotive electronics, wireless and consumer electronics, industrial controls including ”Internet of Things” electronics, and programming centers.

BUSINESS RESTRUCTURING PROGRESS

As a result of the business downturn we experienced in late 2011, 2012, and continuing in 2013, as well as the uncertain business outlook at those times, we took additional restructuring actions in the second quarter of 2013 and fourth quarter of 2013 to reduce quarterly operating expenses and production costs.

During the second and fourth quarters of 2013, we took restructuring actions to reduce our excess office space and eliminate certain job positions.  These actions resulted in restructuring costs of $642,000 for the second quarter and $541,000 in the fourth quarter of 2013.  A true up of estimates resulted in a $13,000 charge during the first quarter of 2014.  The positions eliminated allow us to have the flexibility to add other critical positions or change fixed to variable costs through outsourcing.  These actions have been fully implemented.  At September 30, 2014,  the remaining portion of the reserve expected to be paid over the next twelve months is $164,000 and the long term portion is $90,000 and relates to the lease abandonment payments that are expected to be completely paid by July 2016.

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

Results of Operations

Net Sales

	Three Months Ended			Nine Months Ended
Net sales by product line	Sep. 30, 2014	Change	Sep. 30, 2013	Sep. 30, 2014	Change	Sep. 30, 2013
(in thousands)
Automated programming systems	$4,580	22.1%	$3,750	$11,608	13.4%	$10,235
Non-automated programming systems	1,633	1.6%	1,607	5,023	(2.5%)	5,152
Total programming systems	$6,213	16.0%	$5,357	$16,631	8.1%	$15,387

	Three Months Ended			Nine Months Ended
Net sales by location	Sep. 30, 2014	Change	Sep. 30, 2013	Sep. 30, 2014	Change	Sep. 30, 2013
(in thousands)
United States	$419	(49.4%)	$828	$1,583	(6.3%)	$1,690
% of total	6.7%		15.5%	9.5%		11.0%

International	$5,794	27.9%	$4,529	$15,048	9.9%	$13,697
% of total	93.3%		84.5%	90.5%		89.0%

Net sales in the third quarter of 2014 were $6.2 million, up 16% compared with $5.4 million in the third quarter of 2013, and sequentially up 11% compared with $5.6 million in the second quarter of 2014 with the increase primarily due to the sale of our new PSV7000.  Net sales for the third quarter of 2014 compared to the third quarter of 2013 were unfavorably impacted by approximately $130,000 due to the change in the foreign currency translation rates related to the strengthening of the Dollar compared to the Euro.  On a regional basis, net sales increased 84% in the Americas and 19% in Europe, while declining 30% in Asia compared to the third quarter of 2013.  The higher level of sales in Asia in the third quarter of 2013 was primarily due to a multiple systems order shipped to a large consumer product manufacturer in Asia, which did not repeat in the third quarter of 2014.  A sales breakdown by type for the third quarter of 2014 was 68% equipment, 22% adapters, and 10% software and maintenance.  Adapters are a consumable item and software and maintenance are typically recurring under annual subscription contracts.

Orders for the third quarter of 2014 were $5.4 million, up 25%, compared with $4.3 million in the third quarter of 2013, primarily driven by PSV7000 automated programming system and RoadRunner systems orders during the quarter.  Backlog was $2.0 million at September 30, 2014, compared to $1.3 million at September 30, 2013 and $2.7 million at June 30, 2014.  Deferred revenue was $1.8 million at September 30, 2014 compared to $1.3 million at September 30, 2013 and $2.1 million at June 30, 2014.

For the nine months ending September 30, 2014, compared to the same period in 2013, the net sales increase was primarily due to incremental sales of our new PSV7000 automated programming system, as well as increased sales of adapters.  On a regional basis, net sales increased 63% in Europe and 2% in the Americas, while declining 24% in Asia compared to the same period in 2013.

Gross Margin

	Three Months Ended			Nine Months Ended
	Sep. 30, 2014	Change	Sep. 30, 2013	Sep. 30, 2014	Change	Sep. 30, 2013
(in thousands)
Gross margin	$3,391	32.7%	$2,556	$8,908	10.9%	$8,036
Percentage of net sales	54.6%		47.7%	53.6%		52.2%

Gross margin as a percentage of sales in the third quarter of 2014 was 54.6%, compared with 47.7% in the third quarter of 2013.  The gross margin increase as a percentage of sales for the third quarter was primarily due to a more favorable product and channel mix as well as less unfavorable labor and overhead variances.

For the first nine months of 2014 compared to the same period in 2013, the increase in gross margin was generally due to the same factors discussed above for the third quarter.

Research and Development

	Three Months Ended			Nine Months Ended
	Sep. 30, 2014	Change	Sep. 30, 2013	Sep. 30, 2014	Change	Sep. 30, 2013
(in thousands)
Research and development	$1,217	9.7%	$1,109	$3,539	3.2%	$3,430
Percentage of net sales	19.6%		20.7%	21.3%		22.3%

Research and development (“R&D”) increased $108,000 in the third quarter of 2014 compared to the same period in 2013, primarily due to higher R&D materials and higher incentive compensation.

For the first nine months of 2014 compared to the same period in 2013, the increase in R&D expense was primarily related to higher incentive compensation, recruiting costs and professional services, offset in part by savings from 2013 restructuring actions, cost controls and lower R&D materials.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	Sep. 30, 2014	Change	Sep. 30, 2013	Sep. 30, 2014	Change	Sep. 30, 2013
(in thousands)
Selling, general &
administrative	$1,444	5.6%	$1,367	$4,588	(7.5%)	$4,959
Percentage of net sales	23.2%		25.5%	27.6%		32.2%

Selling, General and Administrative ("SG&A") expenses increased $77,000 in the third quarter of 2014 compared to the same period in 2013, primarily related to higher commissions, incentive compensation and travel, offset in part by savings from personnel reductions due to restructuring actions and cost controls.

For the first nine months of 2014, SG&A expense decreased $371,000 compared to the same period in 2013, primarily related to savings from personnel reductions due to restructuring actions and cost controls, offset in part by higher commissions and incentive compensation.

Interest

	Three Months Ended			Nine Months Ended
	Sep. 30, 2014	Change	Sep. 30, 2013	Sep. 30, 2014	Change	Sep. 30, 2013
(in thousands)
Interest income	$50	163.2%	$19	$122	31.2%	$93

Interest income increased in the third quarter of 2014 compared to the same period in 2013, primarily due to higher earnings on invested cash balances.

For the first nine months of 2014 compared to the same period in 2013, the increase in interest income was generally due to the same factors discussed above for the third quarter.

Income Taxes

	Three Months Ended			Nine Months Ended
	Sep. 30, 2014	Change	Sep. 30, 2013	Sep. 30, 2014	Change	Sep. 30, 2013
(in thousands)
Income tax (expense) benefit	$5	(83.9%)	$31	($27)	*	$6
* not meaningful

Income tax benefit for the third quarter of 2014 decreased $26,000 compared to the same period in 2013, primarily resulting from foreign income tax and 2013 refunds on foreign subsidiary income.

For the first nine months of 2014 compared to the same period in 2013, the increase in income tax expense was generally due to the same factors discussed above for the third quarter.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $12.0 million as of September 30, 2014.  Our deferred tax assets and valuation allowance have been reduced by approximately $198,000 and $155,000 associated with the requirements of accounting for uncertain tax positions as of September 30, 2014 and 2013, respectively.  Given the uncertainty created by our past loss history and the cyclical nature of the industry in which we operate, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Financial Condition

Liquidity and Capital Resources

	Sep. 30, 2014	Change	Dec. 31, 2013
(in thousands)
Working capital	$13,103	$859	$12,244

During the third quarter of 2014, our working capital increased $1.1 million, primarily due to the earnings for the quarter.  During the third quarter of 2014, the composition shifted with a cash increase of $1.2 million, and an account receivable decrease of $0.7 million.  The current quarter working capital increase reversed the reduction of $0.2 million that occurred during the first half of 2014.

Although we have no significant external capital expenditure plans currently, we expect that we will continue to make capital expenditures to support our business.  We plan to increase internal capital expenditures for sales demonstration and R&D test equipment as we develop and release new products.  Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

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

We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  Approximately $6.5 million of our cash is located in foreign subsidiary accounts at September 30, 2014.  Although we have no current repatriation plans, there may be tax and other impediments to repatriating the cash to the United States.  Our working capital may be used to fund share repurchases and growth initiatives including acquisitions, which could reduce our liquidity.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

OFF-Balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 6, “Operating Lease Commitments” and Note 7, “Other Commitments”, we have no off-balance sheet arrangements.

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $728,000 in the third quarter of 2014 compared to $228,000 in the third quarter of 2013.  Equity compensation expense (a non-cash item) in the third quarter of 2014 and 2013 was $90,000 and $102,000, respectively.  Adjusted EBITDA excluding equity compensation was $818,000 in the third quarter of 2014, compared to $330,000 in the third quarter of 2013.

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

Non-Generally accepted accounting principles (GAAP) FINANCIAL Measure RECONCILIATION

	Three Months Ended		Nine Months Ended
	Sep. 30, 2014	Sep. 30, 2013	Sep. 30, 2014	Sep. 30, 2013
(in thousands)
Net Income (loss)	$646	$146	$750	($938)
Interest (income) expense	(50)	(19)	(122)	(93)
Taxes	(5)	(31)	27	(6)
Depreciation and amortization	137	132	457	474
EBITDA earnings (loss)	$728	$228	$1,112	($563)

Equity Compensation	90	102	301	308
Adjusted EBITDA earnings (loss) excluding equity compensation	$818	$330	$1,413	($255)

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

Changes in internal controls

There were no changes made in our internal controls during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting which is still under the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992).

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of September 30, 2014, we were not a party to any material pending legal proceedings.

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

                         None

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

DATED:   November 13 , 2014

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

DATED:   November 13, 2014

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

DATED:   November 13, 2014

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony Ambrose, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 13, 2014

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 13, 2014