Form 10-K
period 2014-12-31
DATA I/O CORP
filed 2015-03-27
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)                                                             FORM 10-K

(X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes _X_ No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer __  Accelerated filer __  Non-accelerated filer __  Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  __ No X

Aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant as of June 30, 2014:

$22,332,445

Shares of Common Stock, no par value, outstanding as of March 23, 2015:

7,863,527

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its May 21, 2015 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

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

General

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) is a global market leader for advanced programming and associated intellectual property management solutions used in the manufacturing of flash, microcontrollers, and flash-memory-based intelligent devices.  Data I/O® designs, manufactures and sells programming systems for electronic device manufacturers, specifically targeting high growth areas such as high-volume users of flash memory and microcontrollers.  Most electronic products today incorporate one or more programmable semiconductor devices that contain data and operating instructions essential for the proper operation of the product.

Our mission is to deliver high-value systems, software and services to the expanding programmable semiconductor market by providing a software-rich programming platform for content delivery.  Programmable devices are used in products such as automotive electronics, smartphones, HDTV, tablets and gaming systems.  Our solutions, some of which include associated intellectual property management, secure content management and process control capabilities, enable us to address the demanding requirements of the electronic device market, where applications and intellectual property protection are essential to our customer’s success.  Our largest customers are heavy users of programmable semiconductor devices and include original equipment manufacturers (“OEMs”) in automotive electronics, wireless, consumer electronics and the Internet of Things (“IoT”) and their electronic manufacturing service (“EMS”) contract manufacturers.

Data I/O was incorporated in the State of Washington in 1969 and its business was founded in 1972.

Industry Background

We enable companies to improve productivity and reduce costs by providing device programming solutions that allow our customers to take intellectual property (large design and data files) and protect and program it into memory, microcontroller and logic devices quickly and cost-effectively.  We also provide services related to hardware support, system installation and repair, and device programming.  Companies that design and manufacture products utilizing programmable electronic devices, ranging from automobiles to cell phones, purchase programming solutions from us.  Trends of increasing device densities and customers increasing their software content file sizes, combined with the increasing numbers of intelligent devices such as smartphones and tablets, are driving demand for our solutions.

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

Products

In order to accommodate the expanding variety and quantities of programmable devices being manufactured today, we offer multiple solutions for the numerous types of device mix and volume usage by our customers in the various market segments and applications.  We work closely with leading manufacturers of programmable devices to develop our products to meet the requirements of a particular device.  Our products are positioned and viewed as some of the most advanced programming equipment and associated intellectual property management solutions.  Our PSV7000 Automated Programming System has been adopted well by the marketplace and won the Global Technology Award at Productronica in November 2013, the Circuits Assembly NPI Award in March 2014 and the EM Asia Innovation Award in April 2014.  Our newest PSV3000 Automated Programming System, aimed at automating the Asian market, was introduced in July 2014 and won the Global Technology Award for Device Programming at SMTA International in September 2014.

Our programming solutions include a broad range of products, systems, modules and accessories, grouped into two general categories: automated programming systems and manual programming systems.  We provide two categories of automated programming systems: off-line and in-line.  Our automated systems have list selling prices ranging from $65,000 to $629,000 and our manual systems have list selling prices ranging from $700 to $33,000.  Our common programming platform, FlashCORE™, and our universal job setup tool, Tasklink™ for Windows®, are available in each family of our automated programming systems and FlashPAK™, our manual programming system.  In addition, we provide device support and service on all of our products.  Device support is a critical aspect of our business and consists of writing software algorithms for devices and developing socket adapters to hold and connect to the device for programming.

Our products have both an upfront solution sale and recurring revenue elements.  Adapters are a consumable item and software and maintenance are typically recurring under annual subscription contracts.  We experienced a larger percentage of capital equipment sales in 2014 compared to 2013, which we believe was primarily due to a rebound in capital spending.

Sales Percentage of Total Sales Breakdown by Type
Sales Type	2014	2013	Drivers
Equipment Sales	60%	58%	Capacity, Process improvement, Technology
Adapter Sales	28%	28%	Capacity utilization, New customer products
Software and Maintenance Sales	12%	14%	Installed base, Added capabilities
Total	100%	100%

The table below presents our main products and the key features that benefit our customers:

Products	Key Features	Customer Benefits
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
FLX500 & FLXHD: Off-line, Moderate Volume (Automated)	• Fast changeover times • Self-learning “plug-and-play” operation • Language-independent graphic user interface • FLXHD supports 40 duplication sites	• Affordable automation • Modular, easy to configure • Intuitive, easy to use graphical user interface • Small footprint
FlashPAK III: Off-line, Low Mix, Low Volume (Non-Automated)	• Scalability • Network control via Ethernet • Stand-alone operation or PC compatible • Parallel programming	• Validate designs before moving down the firmware supply chain • Unmatched ease of use in manual production systems
Sprint/Unifamily: Off-line, Low Volume and Engineering (Non-Automated) (Legacy Equipment)	• Breadth of device coverage	• Universal programmer

Customers

We sell our solutions to customers worldwide, many of whom are world-class manufacturers of electronic devices used in a broad range of industries, as described in the following table:

Customer Types
	OEMs			EMS	Programming Centers
	Wireless & Consumer Electronics	Automotive Electronics	Industrial & Process Control Electronics	Contract Manufacturers
Notable end customers	LG, Motorola, Blackberry, Sony, HTC, Microsoft, ZTE, Amazon	Delphi, Bosch, Alpine, Visteon, Kostal, Harman Becker, Denso, Continental, Panasonic, Magna	Square D, Siemens Danfoss, Philips, Schneider, Endress+Hauser, Pilz, Insta, Carrier	Pegatron, Flextronics, Jabil, Wistron, Sanmina SCI, Foxconn, Leesys, Calcomp	Arrow, Avnet, BTV, HTV, CPS, EPS, Elmitech
Business drivers	GPS, Digital Rights Management, security, flash media, video, LTE/4G networks, applications, features & functionality of converged devices	Safety, navigation and infotainment devices, drive-by-wire, increased electronic content	Higher functionality driven by increasing electronic content. Internet of Things.	Acquisition of OEM factories, production contract wins	Value-added services, logistics
Programming equipment drivers	Rollout of new products that incorporate higher functionality, more memory and new technology, e.g. e-MMC	Process improvement and simplification, new product rollouts, growing file sizes, quality control and traceability	Process improvement and simplification as well as new product rollouts	New contracts from OEMs, programming solutions specified by OEMs	Capacity utilization of their installed base of equipment
Buying criteria	Throughput, technical capability to support evolving technology, global support, intellectual property protection, robust algorithms, low cost	Quality, reliability, configuration control, traceability, global support, intellectual property protection	Quality, reliability, configuration control, traceability	Lowest equipment procurement cost, global support	Flexibility, lowest life-cycle cost-per programmed-part, low changeover time; use of multiple vendors provides negotiating leverage, device support availability

Our solutions address the programming of devices.  Semiconductor devices are a large, growing market, both in terms of devices and bits programmed.  According to World Semiconductor Trade Statistics (“WSTS”) in February 2015, semiconductor device revenues experienced a 9.9% increase for the year 2014 compared to 2013, due to consistent, steady growth across nearly all regions and product categories.  Semiconductor Industry Association (SIA), representing U.S. leadership in semiconductor manufacturing and design, recently reported that the industry has achieved record sales in two consecutive years and is well-positioned for continued growth in 2015 and beyond.

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

Our device programming solutions currently target two high growth, high volume markets: flash for mobile wireless and consumer electronic devices and microcontrollers for automotive electronics and industrial controls.  Additionally, a newer growth market for devices is the IoT (Internet of Things).

Growth drivers of flash in Mobile Devices

•         Flash unit volume experiencing explosive growth

•         Increasing usage of NAND, especially managed NAND like e-MMC

•         Start of new technology like UFS

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

•         Higher densities driving new usage models such as tablet computers

•         The continuing shift to smartphones like iPhone, Android and new low cost smartphones

•         Shift to lower process geometries for eMMC flash, requiring more advanced data retention strategies

Growth drivers of microcontrollers and flash in Automotive

•        Consumers desire advanced car features requiring higher levels of sophistication including infotainment products (audio, radio, dashboard displays, navigation and wireless connectivity) as well as increased safety features and optimized engine functionality

•         Increasing numbers and size of microcontrollers per vehicle

•         Proliferation of programmable microcontrollers to support the next-generation electronic car systems

•         Increasing use of high-density flash to provide memory for advanced applications that require programming

Growth drivers of IoT (Internet of Things)

•         Adding intelligence and processing into devices

•         Connecting previously unconnected devices to networks and the internet (such as intelligent thermostats and lighting)

•         Emergence of new devices and applications (such as wearables)

•         Securely controlling groups of connected devices

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

During 2014, we sold products to over 500 customers throughout the world. The following customers represented greater than 10% of sales in the applicable year:

2014       One customer, Data Copy Limited, our distributor in China accounted for approximately 12% of net sales.

2013       Two customers, Data Copy Limited, our distributor in China and Di-Tek Corporation, our distributor in Korea accounted for approximately 14% and 13% of net sales, respectively.  Blackberry (formerly Research in Motion) did not directly account for greater than 10% of sales.  However, they influenced business through their EMS contract manufacturing partners that we believe combined accounted for between 10-15% of net sales.

2012       Data Copy Limited accounted for approximately 11% of net sales.

The following customers represented greater than 10% of our consolidated accounts receivable balance as of December 31 of the applicable year:

2014       No customers represented greater than 10% of our consolidated accounts receivable.

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

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives and direct telesales.  Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by us.  Net sales in the United States for 2014, 2013 and 2012 were $2,104,000, $2,331,000 and $2,835,000, respectively.

International Sales

International sales represented approximately 90%, 88% and 83% of net sales in 2014, 2013, and 2012, respectively.  We make foreign sales through our wholly-owned subsidiaries in Germany and China, as well as through independent distributors and sales representatives located in 46 other countries.  Our independent foreign distributors purchase our products in U.S. Dollars for resale and we generally recognize the sale at the time of shipment to the distributor.  As with U.S. sales representatives, sales made by international sales representatives are on an agency basis, with shipments made directly to the customer by us.

Net international sales for 2014, 2013, and 2012 were (in millions) $19.8, $16.4 and $14.3 respectively.  We determine total international sales by the international geographic area into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers.  International sales do not include transfers between Data I/O and our foreign subsidiaries.  Export sales are subject to U.S. Department of Commerce regulations.  We have not, however, experienced difficulties to date as a result of these requirements.  We have not made sales to Iran or any Iranian governmental entities or any other blacklisted companies or countries.

Fluctuating exchange rates and other factors beyond our control, such as international monetary stability, tariff and trade policies and U.S. and foreign tax and economic policies, affect the level and profitability of international sales.  We cannot predict the effect of such factors on our business, but we try to consider and respond to changes in these factors, particularly as the majority of our costs are U.S. based while the vast majority of our sales are international.  The recent strengthening of the U.S. Dollar, especially versus the Euro, is impacting us with regard to sales to European customers.

Competition

The competition in the programming systems market is highly fragmented with a large number of smaller organizations offering less expensive solutions.  In particular, low cost automated solutions have gained market share in recent years, where the competition is primarily based on price.  Typically, their equipment meets a “good enough” standard, but with reduced quality, traceability, and other software features such as factory integration software.  Many of these competitors compete on a regional basis, with local language and support.  In addition, we compete with programming substitutes such as “home grown” and other companies’ ISP (In System Programming) solutions.  While we are not aware of any published industry market information covering the programming systems market, according to our internal analysis of competitors’ revenues, we believe we continue to be the largest competitor in the programming systems equipment market and have been gaining market share especially with our new products.

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

Business Restructure and Financial Turnaround

As a result of the business downturn we experienced and continued uncertain business outlook in 2012 and 2013, restructuring actions were taken in third quarter of 2012, and in the second and fourth quarters of 2013.  These restructuring actions included reductions in personnel as well as the use of contractors, professionals and consultants; focusing on a smaller number of development projects; and addressing the cost of excess space.  These actions have reduced our annual operating expenses and lowered our breakeven point, or provided flexibility to add other critical resources and change fixed costs to variable costs through outsourcing.  We achieved a turnaround in profitability in 2014.

Manufacturing, Raw Materials and Backlog

We strive to manufacture and provide the best solutions for advanced programming.  We primarily assemble and test our products at our principal facilities in Redmond, Washington and Shanghai, China. We outsource our circuit board manufacturing and fabrication.  We use a combination of standard components, proprietary custom integrated circuits (“ICs”) and fabricated parts manufactured to our specifications.  Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer subassemblies, custom integrated circuits, hybrid circuits and connectors, are purchased from single sources.  We believe that additional sources can be developed for present single-source components without significant difficulties in obtaining supplies.  We cannot be sure that single-source components will always continue to be readily available.  If we cannot develop alternative sources for these components, or if we experience deterioration in relationships with these suppliers, there may be price increases, minimum order quantities and delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty, except for contracts calling for custom configuration.  To date, such cancellations have not had a material effect on our sales volume.  To meet customers’ delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders.  Most orders are scheduled for delivery within 1 to 60 days after receipt of the order.  Our backlog of pending orders was approximately $1,900,000, $1,900,000, and $900,000 as of December 31, 2014, 2013, and 2012, respectively.  The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

Research and Development

We believe that continued investment in research and development is critical to our future success.  We continue to develop new technologies and products and enhance existing products.  Future growth is, to a large extent, dependent upon the timely development and introduction of new products, as well as the development of algorithms to support the latest programmable devices.  Where possible, we may pursue partnerships and other strategic relationships to add new products, capabilities and services.  We are currently focusing our research and development efforts on strategic growth markets, namely new programming technology and automated handling systems for the manufacturing environment, including new programmer technologies, support for the latest flash memories and microcontrollers, and new software capabilities.  We also continue to focus on increasing our capacity and responsiveness for new device support requests from customers and programmable integrated circuit manufacturers by revising and enhancing our internal processes and tools.  In 2013, our research and development efforts resulted in the release of our PSV7000 automated programming system.  In 2014, our research and development efforts resulted in the release of our new PSV3000 and enhancements for the PSV7000, both automated programming systems.

During 2014, 2013, and 2012, we made expenditures for research and development of (in millions) $4.7, $4.6, and $5.6, respectively, representing 21.5%, 24.5%, and 32.6% of net sales, respectively.  Research and development costs are generally expensed as incurred.

Patents, Copyrights, Trademarks and Licenses

We rely on a combination of patents, copyrights, trade secrets and trademarks to protect our intellectual property, as well as product development and marketing skill, to establish and protect our market position.  We have continued to apply for and add new patents to our patent portfolio over the past few years as we developed strategic new technologies.

We attempt to protect our rights in proprietary software products, including TaskLink, Factory Integration Software and other software products, by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in our licenses, and by requiring our employees to execute non-disclosure agreements.  Our software products are not typically sold separately from sales of programming systems.  However, on those occasions where software is sold separately, revenue is recognized when a sales agreement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, portions of our products might possibly infringe upon existing patents or copyrights, and we may be required to obtain licenses or discontinue the use of the infringing technology.  We believe that any exposure we may have regarding possible infringement claims is a reasonable business risk similar to that assumed by other companies in the electronic equipment and software industries.  However, any claim of infringement, with or without merit, could be costly and a diversion of management’s attention, and an adverse determination could adversely affect our reputation, preclude us from offering certain products, and subject us to substantial liability.  As of December 31, 2014, there were no pending actions regarding infringement claims.

Employees

As of December 31, 2014, we had a total of 84 employees, of which 40 were located outside the U.S. and 9 of which were part time.  We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand and for special projects.  Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry.  None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable.  In foreign countries we have employment agreements or, in China, the Shanghai Foreign Services Co., Ltd. (“FSCO”) labor agreement.

Environmental Compliance

Our facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment.  Compliance with environmental laws has not had, nor is it expected to have, a material effect on our capital expenditures, financial position, results of operations or competitive position.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 23, 2015:

Name	Age	Position
Anthony Ambrose	53	President and Chief Executive Officer
Joel S. Hatlen	56	Vice President and Chief Financial Officer Secretary and Treasurer
Rajeev Gulati	51	Chief Technology Officer, Vice President of Engineering

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

We undertake no obligation to publicly update any forward-looking statements after the date of this Annual Report, whether as a result of new information, future events or otherwise.  The reader should not unduly rely on our forward- looking statements.  The reader is advised, however, to consult any future disclosures we make on related subjects in our 10-Q, 8-K and 10-K reports to the SEC and press releases.  Also, note that we provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business.  These are factors that we think could cause our actual results to differ materially from expected and historical results.  Other factors besides those listed here could also adversely affect us.  This discussion is permitted by the Private Securities Litigation Reform Act of 1995.

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

•         increased competition

•         timing of new product announcements and timing of development expenditures

•         product or service releases and pricing changes by us or our competitors

•         market acceptance or delays in the introduction of new products or services

•         production constraints

•         quality issues

•         labor or material

•         timing of significant orders

•         timing of installation or customer acceptance requirements

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

•         facilities relocations

Due to any of the foregoing factors, it is possible that in some future quarters, our operating results will be below expectations of analysts and investors.

Our international operations may expose us to additional risks that may adversely affect our business.

International sales represented approximately 90%, 88%, and 83% of our net revenue for the fiscal years ended December 31, 2014, 2013, and 2012, respectively.  We expect that international sales will continue to be a significant portion of our net revenue.  International sales may fluctuate due to various factors, including:

•        fluctuations in foreign currency exchange rates; with a significant impact due to the recent strength of the U.S. Dollar and relative weakness of the Euro, as 39% of our 2014 sales were European-based and of those, a large portion of sales through our German subsidiary are denominated in Euros.  Because 90% of our sales are to international markets, volatile exchange rates may also impact our competiveness and margins

•         economic uncertainty related to the European sovereign debt situation

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

We have subsidiaries in Germany, China, Hong Kong, Brazil and Canada and large balances of cash are in our foreign subsidiaries (with 45% in China).  Our business and financial condition is sensitive to currency exchange rates and any restrictions imposed on their currencies including restrictions on repatriations of cash.  Any repatriation of cash could result in tax costs and corresponding deferred tax assets with related tax valuation allowances.  Currency exchange fluctuations in these countries may adversely affect our investment in our subsidiaries.

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

Product and service technology in our industry evolves rapidly, making timely product innovation essential to success in the marketplace.  Introducing products and services with improved technologies or features may render our existing products obsolete and unmarketable.  Technological advances and trends that may negatively impact our business include:

•        new device package types, densities and technologies requiring hardware and software changes in order to be programmed by our products, particularly certain segments of the high density NAND and e-MMC markets where after placement programming is recommended by the semiconductor manufacturers

•        reduction in semiconductor process geometries for certain Multi Level Cell (MLC) and Triple Level Cell (TLC) NAND and eMMC FLASH memories impact the product data retention through Surface Mount Technology (SMT) reflow.  Improper SMT process control can negatively impact the end customer’s ability to successfully program devices prior to placement in manufacturing.  This can cause them to change their programing methods away from pre-programming to post placement programming techniques, including ISP.  Data I/O is working with semiconductor manufacturers to develop best practices to minimize the impact of reflow induced data loss.

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

We have incurred operating losses in two of the last five years and four of the last ten years.  We operate in a cyclical industry.  We will continue to examine our level of operating expense based upon our projected revenues.  Any planned increases in operating expenses may result in losses in future periods if projected revenues are not achieved.  As a result, we may need to generate greater revenues than we have recently in order to maintain profitability.  However, we cannot provide assurance that our revenues will continue to increase and our business strategies may not be successful, resulting in future losses.

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

We work closely with most semiconductor manufacturers to ensure that our programming systems comply with their requirements.  In addition, many semiconductor manufacturers recommend our programming systems for use by users of their programmable devices.  Consolidation within the semiconductor industry may impact us.  These working relationships enable us to keep our programming systems product lines up to date and provide end-users with broad and current programmable device support.  As technology changes occur that limit the effectiveness of pre-placement programming, particularly for very small high density NAND and e-MMC devices, certain semiconductor manufacturers are not recommending or may not continue recommending our programming systems for these devices.  Our business may be adversely affected if our relationships with semiconductor manufacturers deteriorate.

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

We have an internal sales force and also utilize third-party distributors and representatives.  Therefore, the financial stability of these distributors and representatives is important.  Their ability to operate, timely pay us, and to acquire any necessary financing may be affected by the current economic climate.  Highly skilled professional engineers use most of our products.  To be effective, third-party distributors and representatives must possess significant technical, marketing, customer relationships and sales resources and must devote their resources to sales efforts, customer education, training and support.  These required qualities limit the number of potential third-party distributors and representatives.  Our business will suffer if we cannot attract and retain a sufficient number of qualified third-party distributors and representatives to market our products.

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

The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet or we may fall out of compliance with, such as the internal controls auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not currently required to comply as we are a smaller reporting company.  We assume that we will continue to have the status of a smaller reporting company based on the aggregate market value of the voting and non-voting shares held as of June 30, 2014.  If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  In the event we may require additional cash for U.S. operations, it may cause the potential repatriation of cash from the $6.7 million held in our foreign subsidiaries.  Although we have no current repatriation plans, there may be tax, legal and other impediments to any repatriation actions.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

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

The stock prices of technology companies tend to fluctuate significantly.  We believe factors such as announcements of new products or services by us or our competitors and quarterly variations in financial results and outlook may cause the market price of our Common Stock to fluctuate substantially.  In addition, overall volatility in the stock market, particularly in the technology company sector, is often unrelated to the operating performance of companies.  If these market fluctuations continue in the future, they may adversely affect the price of our Common Stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We amended our lease agreement for the Redmond, Washington headquarters facility effective February 1, 2011, extending the term to August 2016, lowering the square footage to 32,646 and lowering the rental rate.  The lease square footage increased to 33,676 effective February 1, 2014.  The lease base annual rental payments during 2014, 2013, and 2012 were approximately $531,000, $501,000, and $487,000, respectively.

In addition to the Redmond facility, approximately 14,000 square feet is leased at two foreign locations, including our German sales, service and engineering operations located in Munich, Germany, and a sales, service, operations and engineering office located in Shanghai, China.

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

Our Shanghai, China facility is under a one-year lease starting in 2014, which we expect to extend in 2015.

Item 3.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of December 31, 2014, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows, for the periods indicated, the high and low price information for our Common Stock as reported by the NASDAQ Capital Market (NASDAQ symbol is DAIO).  The closing price was $3.38 on December 31, 2014.

	Period	High	Low

2014	Fourth Quarter	$3.83	$2.92
	Third Quarter	3.63	2.67
	Second Quarter	3.15	2.18
	First Quarter	3.48	2.16

2013	Fourth Quarter	$3.25	$2.27
	Third Quarter	3.24	2.02
	Second Quarter	2.25	1.41
	First Quarter	1.92	1.41

The approximate number of shareholders of record as of March 23, 2015 was 488.

Except for special cash dividend of $4.15 per share paid on March 8, 1989, we have not paid cash dividends on our Common Stock and do not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by us during the periods ended December 31, 2014 and 2013.

Pursuant to NASDAQ rules, the initial equity compensation for Rajeev Gulati was approved by the independent directors and was classified as an employment inducement grant on July 26, 2013 consisting of 100,000 Non-Qualified Stock Options vesting quarterly over 4 years with a 6 year life.

See Item 12 for the Equity Compensation Plan Information.

iSSUER pURCHASES OF eQUITY sECURITIES

Not applicable.

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

OVERVIEW

We have renewed our focus on managing the core programming business to return to profitability, while developing and enhancing products to drive future revenue and earnings growth.  Our challenge continues to be operating in a cyclical and rapidly evolving industry environment.  We achieved a turnaround back to financial profitability in 2014.  We are continuing our efforts to balance business geography shifts, exchange rate volatility, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.  We continue to manage our costs carefully and create strategies for cost reduction.

We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, automated programming systems and their enhancements for the manufacturing environment and software.  We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including NAND Flash, e-MMC, and microcontrollers on our newer products.  In July 2014, we announced our new PSV3000, Data I/O’s automated programming system, leveraging our technology with a solution aimed at the Asian market.

Our customer focus has been on strategic high volume manufacturers in key market segments like automotive electronics, wireless and consumer electronics, industrial controls and IoT (Internet of Things) as well as programming centers.

BUSINESS RESTRUCTURE AND FINANCIAL TURNAROUND

During 2012 and 2013, we took restructuring actions to reduce our excess office space and eliminate certain job positions.  These actions resulted in restructuring costs of $1.2 million in 2013.  A true up of estimates resulted in a $13,000 charge during the first quarter of 2014.  The restructure changes allow us to have the flexibility to add other critical positions or change fixed to variable costs through outsourcing.  These actions have been fully implemented.  At December 31, 2014, the remaining portion of the reserve expected to be paid over the next twelve months is $113,000, and the long term portion is $75,000 and relates to the lease abandonment payments that are scheduled out to August 2016.  We achieved a turnaround in profitability in 2014.

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

Tax Valuation Allowances:  Given the uncertainty created by our loss history, as well as the ongoing uncertain economic outlook for our industry and capital and geographic spending, we expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances.  At the current time, we expect, therefore, that reversals of the tax valuation allowance will take place only as we are able to take advantage of the underlying tax loss or other attributes in carry forward.  The transfer pricing and expense or cost sharing arrangements are complex areas where judgments, such as the determination of arms-length arrangements, can be subject to challenges by different tax jurisdictions.

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

Results of Operations:

Net Sales

Net sales by product line	2014	Change	2013
(in thousands)
Automated programming systems	$15,380	26.3%	$12,173
Non-automated programming systems	6,544	0.0%	6,544
Total programming systems	$21,924	17.1%	$18,717

Net sales by location	2014	Change	2013
(in thousands)
United States	$2,104	(9.7%)	$2,331
% of total	9.6%		12.5%
International	$19,820	21.0%	$16,386
% of total	90.4%		87.5%

Net sales increased 17.1% to $21.9 million for the year ended December 31, 2014, from $18.7 million in 2013.  On a regional basis, net sales increased approximately 55% in Europe and 10% in the Americas, while declining 8% in Asia compared to 2013.  Automated system sales increased dramatically during 2014 while non-automated system sales were the same.  We expect to continue to see increases in automated system sales.  On a product basis, sales increased primarily due to the first full year of sales of our PSV7000 automated programming system, offset in part, by declines in the Roadrunner, FLX, FlashPak and legacy (Unifamily and Sprint) product lines compared to 2013.  During 2014, we experienced a strengthening U.S. Dollar versus foreign currencies, which is significant because approximately 90% of our sales are from international markets.  Approximately 39% of our 2014 sales were European based and of those, a large portion of our sales through our German subsidiary are denominated in Euros.

Order bookings were $22.8 million for 2014 up 17% compared to $19.5 million in 2013. Backlog at December 31, 2014 and 2013 was $1.9 million and $1.9 million, respectively.

Gross Margin

	2014	Change	2013
(in thousands)
Gross margin	$11,825	24.3%	$9,510
Percentage of net sales	53.9%		50.8%

Gross margin as a percentage of sales for the year ended December 31, 2014 was 53.9%, compared to 50.8% in 2013. The change was primarily due to increased factory utilization from higher sales volume and a more favorable product mix.

Research and Development

	2014	Change	2013
(in thousands)
Research and development	$4,708	2.7%	$4,586
Percentage of net sales	21.5%		24.5%

Research and development (“R&D”) increased by $122,000 for the year ended December 31, 2014 compared to 2013, primarily related to higher incentive compensation, recruiting costs and professional services, offset in part by savings from 2013 restructuring actions, cost controls and lower R&D materials.

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

Selling, General and Administrative

	2014	Change	2013
(in thousands)
Selling, general & administrative	$5,997	(6.0%)	$6,378
Percentage of net sales	27.4%		34.1%

Selling, General and Administrative (“SG&A”) expenses decreased $381,000 for the year ended December 31, 2014 compared to 2013.  The decrease was primarily related to savings from personnel reductions due to restructuring actions and cost controls, offset in part by higher commissions and incentive compensation.

Interest

	2014	Change	2013
(in thousands)
Interest income	$159	(0.6%)	$160

Interest income was slightly lower for the year ended December 31, 2014 compared to 2013, primarily due to lower invested cash balances.

Income Taxes

	2014	Change	2013
(in thousands)
Income tax (expense) benefit	($7)	*	$8
* not meaningful

Income tax expense increased by $15,000 for the year ended December 31, 2014 compared to 2013, primarily resulting from foreign income tax and 2013 refunds on foreign subsidiary income.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $11.8 million and $12.0 million as of December 31, 2014 and 2013, respectively.  Our deferred tax assets and valuation allowance have been reduced by approximately $197,000 and $180,000 associated with the requirements of accounting for uncertain tax positions as of December 31, 2014 and 2013, respectively.  Given the uncertainty created by our loss history, as well as the ongoing uncertain economic outlook for our industry and capital and geographic spending, we expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances.

Inflation and changes in Foreign currency exchange rates

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates of exchange during the year.  We recognized foreign currency transaction gains and (losses) of ($160,000) and ($76,000) in 2014 and 2013, respectively.  The transaction gains or losses resulted primarily from translation adjustments to foreign inter-company accounts and U.S. Dollar accounts held by foreign subsidiaries; sales by our German subsidiary to certain customers, which were invoiced in U.S. Dollars; and Brazilian intercompany balances.  Because 90% of our sales are to international markets, volatile exchange rates may also impact our competiveness and margins.

Financial Condition:

Liquidity and Capital Resources

	2014	Change	2013
(in thousands)
Working capital	$13,063	$819	$12,244

At December 31, 2014, our principal sources of liquidity consisted of existing cash and cash equivalents.  Our working capital increased by $819,000 for the twelve month period ending December 31, 2014 primarily due to the net income for the year.  Our current ratio was 3.5 and 3.8 for December 31, 2014 and 2013, respectively.

For the twelve month period ending December 31, 2014, our cash position declined $1,065,000 primarily due to internal expenditures for sales demonstration and R&D test equipment and unfavorable exchange rates.  This was offset in part by cash provided by operating activities.

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

As a result of our significant product development, customer support, selling and marketing efforts, we have required substantial working capital to fund our operations.  Over the last few years and through 2013, we restructured our operations to lower our costs and operating expenditures in some geographic regions, while investing in other regions.  We have created the opportunity: to hire critical product development resources; to lower the level of revenue required for our net income breakeven point; to offset in part, costs rising over time; to preserve our cash position, and to focus on profitable operations. See “Business Restructure And Financial Turnaround” discussion above for future expected restructuring related payments.

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  We may require additional cash for U.S. operations, causing potential repatriation of cash from the $6.7 million held in our foreign subsidiaries.  Although we have no current repatriation plans, there may be tax and other impediments to any repatriation actions.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

OFF-balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 7, “Operating Lease Commitments” and Note 8, “Other Commitments”, we had no off-balance sheet arrangements.

Share repurchase program

No stock repurchase programs were in effect during the twelve month period ending December 31, 2014 and 2013.

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) was $1,540,000 for the year ending December 31, 2014, compared to a loss of $2,097,000 for the same period in 2013.  Adjusted EBITDA excluding equity compensation (a non-cash item) and restructure charge was $1,953,000 for the year ending December 31, 2014, compared to a loss of $491,000 for the same period in 2013.  Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.  We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our results and facilitate the comparison of results.  A reconciliation of net income (loss) to EBITDA and adjusted EBITDA follows:

	Year Ended December 31,
	2014	2013
(in thousands)
Net Income (loss)	$1,099	($2,576)
Interest income	(159)	(160)
Taxes	7	(8)
Depreciation & amortization, including impairment charge	593	647
EBITDA earnings (loss)	$1,540	($2,097)

Equity compensation	400	423
Restructure charge	13	1,183
Adjusted EBITDA earnings (loss) excluding
equity compensation and restructure charge	$1,953	($491)

NEW ACCOUNTING PRONOUNCEMENTS

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

We have audited the accompanying consolidated balance sheets of Data I/O Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014.  Our audits of the basic consolidated financial statements included the consolidated financial statement schedule listed in the index appearing under Item 15 (Schedule II).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Data I/O Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/GRANT THORNTON LLP

Seattle, Washington
March 27, 2015

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2014	December 31, 2013

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,361	$10,426
Trade accounts receivable, net of allowance for
doubtful accounts of $93 and $87, respectively	4,109	1,980
Inventories	4,445	3,770
Other current assets	426	395
TOTAL CURRENT ASSETS	18,341	16,571

Property, plant and equipment – net	926	843
Other assets	65	88
TOTAL ASSETS	$19,332	$17,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$968	$720
Accrued compensation	1,756	1,107
Deferred revenue	1,801	1,170
Other accrued liabilities	640	607
Accrued costs of business restructuring	113	723
TOTAL CURRENT LIABILITIES	5,278	4,327

Long-term other payables	183	313

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 7,861,141 shares as of December 31,
2014 and 7,786,053 shares as of December 31, 2013	18,704	18,343
Accumulated earnings (deficit)	(5,943)	(7,042)
Accumulated other comprehensive income	1,110	1,561
TOTAL STOCKHOLDERS’ EQUITY	13,871	12,862
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,332	$17,502

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2014	2013

Net Sales	$21,924	$18,717
Cost of goods sold	10,099	9,207
Gross margin	11,825	9,510
Operating expenses:
Research and development	4,708	4,586
Selling, general and administrative	5,997	6,378
Impairment charge	-	31
Provision for business restructuring	13	1,183
Total operating expenses	10,718	12,178
Operating income (loss)	1,107	(2,668)
Non-operating income (expense):
Interest income	159	160
Foreign currency transaction gain (loss)	(160)	(76)
Total non-operating income (expense)	(1)	84
Income (loss) before income taxes	1,106	(2,584)
Income tax (expense) benefit	(7)	8
Net income (loss)	$1,099	($2,576)

Basic earnings (loss) per share	$0.14	($0.33)
Diluted earnings (loss) per share	$0.14	($0.33)
Weighted-average basic shares	7,826	7,767
Weighted-average diluted shares	7,948	7,767

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2014	2013

Net Income (loss)	$1,099	($2,576)
Other comprehensive income:
Foreign currency translation gain	(451)	278
Comprehensive income (loss)	$648	($2,298)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Accumulated
	Common Stock		Retained	and Other	Total
			Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2012	7,741,686	$17,928	($4,466)	$1,283	$14,745
Stock awards issued, net of tax withholding	37,241	(25)	-	-	(25)
Issuance of stock through: Employee Stock Purchase Plan	7,126	15	-	-	15
Share-based compensation	-	425	-	-	425
Net income (loss)	-	-	(2,576)	-	(2,576)
Other comprehensive income	-	-	-	278	278
Balance at December 31, 2013	7,786,053	$18,343	($7,042)	$1,561	$12,862

Stock options exercised	1,721	-			-
Stock awards issued, net of tax withholding	68,291	(50)	-	-	(50)
Issuance of stock through: Employee Stock Purchase Plan	5,076	15	-	-	15
Share-based compensation	-	396	-	-	396
Net income (loss)	-	-	1,099	-	1,099
Other comprehensive income (loss)	-	-	-	(451)	(451)
Balance at December 31, 2014	7,861,141	$18,704	($5,943)	$1,110	$13,871

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,099	($2,576)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	593	613
Loss on disposal of assets	-	12
Equipment transferred to cost of goods sold	726	217
Share-based compensation	400	425
Impairment charge	-	31
Net change in:
Trade accounts receivable	(2,270)	700
Inventories	(754)	297
Other current assets	(40)	99
Accrued cost of business restructuring	(687)	854
Accounts payable and accrued liabilities	982	(193)
Deferred revenue	742	(91)
Other long-term liabilities	(72)	(56)
Deposits and other long-term assets	20	3
Net cash provided by (used in) operating activities	739	335

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,402)	(678)
Cash provided by (used in) investing activities	(1,402)	(678)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of tax withholding	(35)	(10)
Cash provided by (used in) financing activities	(35)	(10)
Increase/(decrease) in cash and cash equivalents	(698)	(353)

Effects of exchange rate changes on cash	(367)	251
Cash and cash equivalents at beginning of period	10,426	10,528
Cash and cash equivalents at end of period	$9,361	$10,426

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income Taxes	$16	($85)
See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) designs, manufactures and sells programming systems used by designers and manufacturers of electronic products.  Our programming system products are used to program integrated circuits (“ICs” or “devices” or “semiconductors”) with the specific unique data necessary for the ICs contained in various products, and are an important tool for the electronics industry experiencing growing use of programmable ICs.  Customers for our programming system products are located around the world, primarily in the Far East, Europe and the Americas.  Our manufacturing operations are currently located in Redmond, Washington, United States and Shanghai, China.

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

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of 90 days or less are considered cash equivalents.  We maintain our cash and cash equivalents with major financial institutions in the United States of America, which are insured by the Federal Deposit Insurance Corporation (FDIC), and foreign jurisdictions.  Deposits in U.S. banks exceed the FDIC insurance limit.  We have not experienced any losses on our cash and cash equivalents.  Cash and cash equivalents held in foreign bank accounts, primarily China, Germany and Canada, totaled $6,739,000 at December 31, 2014 and $8,345,000 at December 31, 2013.

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

We regularly review all of our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded.  Based on this evaluation, no impairment was noted for property, plant and equipment for the years ended December 31, 2014 and 2013.

Patent Costs

We expense external costs, such as filing fees and associated attorney fees, incurred to obtain initial patents, but capitalize as intangible assets acquired patents. We also expense costs associated with maintaining and defending patents subsequent to their issuance.

Income Taxes

Income taxes are computed at current enacted tax rates, less tax credits using the asset and liability method.  Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities.  Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, and any changes in the valuation allowance caused by a change in judgment about the reliability of the related deferred tax assets.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

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

Sales were recorded net of actual sales returns and changes to the associated sales return reserve.  Sales return reserves were $55,000 and $50,000 at December 31, 2014 and 2013, respectively.

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

Advertising Expense

Advertising costs are expensed as incurred.  Total advertising expenses were approximately $78,000 and $152,000 in 2014 and 2013, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share exclude any dilutive effects of stock options.  Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period.  The common stock equivalent shares from equity awards used in calculating diluted earnings per share were 122,000 and 0 for the years ended December 31, 2014 and 2013, respectively.  Options to purchase 361,161 and 904,656 shares of common stock were outstanding as of December 31, 2014 and 2013, respectively, but were excluded from the computation of diluted EPS for the period then ended because the options were anti-dilutive.

Diversification of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables.  Our trade receivables are geographically dispersed and include customers in many different industries.  As of December 31, 2014, no customers accounted for more than 10% of our consolidated accounts receivable balance.  As of December 31, 2013, one customer, Avnet, accounted for more than 12% of our consolidated accounts receivable balance.  Our consolidated accounts receivable balance as of December 31, 2014 and 2013 includes foreign accounts receivable in the functional currency of our foreign subsidiaries amounting to $1,208,000 and $886,000, respectively.  We generally do business with our foreign distributors in U.S. Dollars.  We believe that risk of loss is significantly reduced due to the diversity of our end-customers and geographic sales areas.  We perform on-going credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, or prepayment whenever deemed necessary.

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

NOTE 2-PROVISION FOR BUSINESS RESTRUCTURING

During 2012 and 2013, we took restructuring actions to reduce our excess office space and eliminate certain job positions.  These actions resulted in restructuring costs of $1,183,000 in 2013.  A true up of estimates resulted in a $13,000 charge during the first quarter of 2014.  The restructure changes allow us to have the flexibility to add other critical positions or change fixed to variable costs through outsourcing.  These actions have been fully implemented.  At December 31, 2014, the remaining portion of the reserve expected to be paid over the next twelve months is $113,000, and the long term portion is $75,000 and relates to the lease abandonment payments that are scheduled out to August 2016.

An analysis of the restructuring is as follows:

	Reserve Balance Dec. 31, 2012	2013 Expense	2013 Payments/ Write-Offs	Reserve Balance Dec. 31, 2013	2014 Expense	2014 Payments/ Write-Offs	Reserve Balance Dec. 31, 2014
(in thousands)
Downsizing US operations:
Employee severance	$0	$457	$227	$230	($16)	$214	$0
Other costs	-	273	33	240	25	94	171
Downsizing foreign operations:
Employee severance	25	405	58	372	16	371	17
Other costs	-	48	17	31	(12)	19	-
Total	$25	$1,183	$335	$873	$13	$698	$188

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Receivables consist of the following:
	December 31, 2014	December 31, 2013
(in thousands)
Trade accounts receivable	$4,202	$2,067
Less allowance for doubtful receivables	93	87
Trade accounts receivable, net	$4,109	$1,980

Changes in Data I/O’s allowance for doubtful accounts are as follow:
	December 31, 2014	December 31, 2013
(in thousands)
Beginning balance	$87	$89
Bad debt expense (reversal)	6	(2)
Accounts written-off	-	-
Recoveries	-	-
Ending balance	$93	$87

NOTE 4 – INVENTORIES

Inventories consisted of the following components:
	December 31, 2014	December 31, 2013
(in thousands)
Raw material	$2,429	$1,988
Work-in-process	1,288	1,309
Finished goods	728	473
Inventories	$4,445	$3,770

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:
	December 31, 2014	December 31, 2013
(in thousands)
Leasehold improvements	$415	$484
Equipment	6,208	7,015
	6,623	7,499
Less accumulated depreciation	5,697	6,656
Property and equipment, net	$926	$843

Total depreciation expense recorded for 2014 and 2013 was $593,000 and $612,000, respectively.

NOTE 6 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	December 31, 2014	December 31, 2013
(in thousands)
Product warranty	$339	$281
Sales return reserve	55	50
Other taxes	87	122
Other	159	154
Other accrued liabilities	$640	$607

The changes in our product warranty liability for the year ending December 31, 2014 are follows:

December 31, 2014
(in thousands)
Liability, beginning balance	$281
Net expenses	841
Warranty claims	(841)
Accrual revisions	58
Liability, ending balance	$339

37

NOTE 7 –OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2015	$1,027
2016	608
2017	36
2018	4
2019	3
Thereafter	-
Total	$1,678

Lease and rental expense was $1,041,000 and $1,111,000 in 2014 and 2013, respectively.  Rent expense is recorded on a straight line basis, over the term of the lease, for leases that contain fixed escalation clauses, and excludes the portion that was charged to restructure expense.  The operating lease commitments include rent that is classified as part of the restructure accrual.  We amended our lease agreement for the Redmond, Washington headquarters facility effective February 1, 2011, extending the term to August 2016, lowering the square footage to 32,646 and lowering the rental rate.  The lease base annual rental payments during 2014 and 2013 were approximately $531,000 and $501,000, respectively. The lease square footage increased to 33,676 effective February 1, 2014.

In addition to the Redmond facility, approximately 14,000 square feet is leased at two foreign locations, including our German sales, service and engineering operations located in Munich, Germany, and a sales, service, operations and engineering office located in Shanghai, China.

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

Our Shanghai, China facility is under a one-year lease starting in 2014, which we expect to extend in 2015.

NOTE 8 –OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At December 31, 2014, the purchase commitments and other obligations totaled $1,047,000 of which all but $15,000 are expected to be paid over the next twelve months.

NOTE 9 – CONTINGENCIES

As of December 31, 2014, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 10 – STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2014, there were 859,324 shares available for future grant under Data I/O Corporation 2000 Stock Compensation Incentive Plan (“2000 Plan”).  At December 31, 2014 there were 927,087 shares of Common Stock reserved for issuance consisting of 589,587 under the 2000 plan and 337,500 under the inducement grant reserves.  Pursuant to this 2000 Plan, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years.  Options granted under the plans have a maximum term of six years from the date of grant.  Stock awards may also be granted under the 2000 Plan.  Inducement grants were made in 2012 and 2013.  In 2012, inducement grants were made to our chief executive officer consisting of 200,000 options and 75,000 restricted shares, of which 18,750 shares were issued in both 2014 and 2013.  In 2013, an inducement grant was made to our chief technology officer consisting of 100,000 options.  The inducement grants were not made out of the 2000 Plan shares but were made under the terms of the 2000 Plan.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of our Common Stock at six-month intervals at 95% of the fair market value on the last day of each six-month period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period.  During 2014 and 2013, a total of 5,076 and 7,126 shares, respectively, were purchased under the plan at average prices of $2.89 and $1.91 per share, respectively.  At December 31, 2014, a total of 60,366 shares were reserved for future issuance.

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

Director Fee Plan

We have a Director Fee Plan, not currently in use, which had provided for payment to directors who are not employees of Data I/O Corporation by delivery of shares of our Common Stock.  No shares were issued from the plan for 2014 or 2013 board service and 151,332 shares remain available in the plan as of December 31, 2014.

Retirement Savings Plan

We have a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  Under the plan, participating U.S. employees may defer their pre-tax salary or post-tax salary if Roth is elected, subject to IRS limitations.  In fiscal years 2014 and 2013, we contributed one dollar for each dollar contributed by a participant, with a maximum contribution of 4% of a participant’s earnings.  Our matching contribution expense for the savings plan was approximately $173,000 and $157,000 in 2014 and 2013, respectively.

NOTE 11– SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation for the year ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31,
	2014	2013
(in thousands)
Cost of goods sold	$6	$46
Research and development	80	80
Selling, general and administrative	314	297
Total share-based compensation	$400	$423

Impact on net income per share:
Basic and diluted	($0.05)	($0.05)

An immaterial amount of share-based compensation was capitalized into inventory for the years ended December 31, 2014 and 2013, respectively.

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

	Employee Stock
	Options
	2014	2013

Risk-free interest rates	1.31%	0.92%
Volatility factors	0.51	0.54
Expected life of the option in years	4.00	4.00
Expected dividend yield	None	None

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

The weighted average grant date fair value of options granted under our stock option plans for the twelve month period ending December 31, 2014 and 2013 was $.94 and $.84, respectively.  The following table summarizes stock option activity under our stock option plans for the twelve months ended December 31:

	2014			2013
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years

Outstanding at beginning of year	904,656	$3.49		1,158,405	$4.00
Granted	3,000	2.30		133,000	2.00
Exercised	(31,250)	3.07		-	-
Cancelled, Expired or
Forfeited	(270,219)	4.60		(386,749)	4.50
Outstanding at end of year	606,187	$3.02	3.29	904,656	$3.49	3.52

Vested or expected to vest at the end of the period	574,188	$3.07	3.25	827,155	$4.19	2.54
Exercisable at end of year	383,001	$3.49	2.90	486,141	$3.59	2.54

The aggregate intrinsic value of outstanding options is $563,528.  This represents the total pretax intrinsic value, based on the closing stock price of $3.38 at December 31, 2014, which would have been received by award holders had all award holders exercised their stock options that were in-the-money as of that date.  The aggregate intrinsic value of awards exercised during the twelve month period ended December 31, 2014 was $8,747.

Restricted stock award including performance-based stock award activity under our share-based compensation plan was as follows:

	2014		2013
	Awards	Weighted - Average Grant Date Fair Value	Awards	Weighted - Average Grant Date Fair Value
Outstanding at beginning of year	247,075	$2.18	130,000	$2.60
Granted	189,900	2.88	180,400	1.97
Vested	(85,200)	2.22	(47,375)	2.23
Cancelled	(30,875)	2.28	(15,950)	3.13
Outstanding at end of year	320,900	$2.57	247,075	$2.18

The remaining unamortized expected future compensation expense and remaining amortization period associated with unvested option grants and restricted stock awards are:

	December 31, 2014	December 31, 2013

Unamortized future compensation expense	$896,450	$898,625
Remaining weighted average amortization period in years	2.60	2.57

NOTE 12– INCOME TAXES

Components of income (loss) before taxes:

	Year Ended December 31,
(in thousands)	2014	2013
U.S. operations	$1,011	($2,270)
Foreign operations	95	(314)
Total income (loss) before taxes	$1,106	($2,584)

Income tax expense (benefit) consists of:

(in thousands)	Year Ended December 31,
Current tax expense (benefit)	2014	2013
U.S. federal	$0	$0
State	(4)	8
Foreign	11	(16)
	7	(8)
Deferred tax expense (benefit) – U.S. federal	-	-
Total income tax expense (benefit)	$7	($8)

A reconciliation of our effective income tax and the U.S. federal tax rate is as follows:

	Year Ended December 31,
	2014	2013
(in thousands)
Statutory tax	$376	($879)
State and foreign income tax, net of
federal income tax benefit	(80)	(125)
Valuation allowance for deferred tax assets	(289)	996
Total income tax expense (benefit)	$7	($8)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below:

	Year Ended December 31,
	2014	2013
(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$25	$25
Inventory and product return reserves	739	746
Compensation accruals	1,392	1,341
Accrued liabilities	106	28
Book-over-tax depreciation and amortization	1,018	1,021
Foreign net operating loss carryforwards	970	999
U.S. net operating loss carryforwards	6,340	6,739
U.S. credit carryforwards	1,212	1,142
	11,802	12,041

Valuation Allowance	(11,802)	(12,041)
Total Deferred Income Tax Assets	$ -	$ -

The valuation allowance for deferred tax assets decreased $239,000 during the year ended December 31, 2014, and increased $1,350,000 during the year ended December 31, 2013.  The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding our ability to utilize such assets in future years.  This full valuation allowance evaluation is based upon our volatile history of losses and the cyclical nature of our industry and capital spending.  Credit carryforwards consist primarily of research and experimental and alternative minimum tax credits with expiration years from 2020 to 2034.  U.S. net operating loss carryforwards are $18,647,000 at December 31, 2014 with expiration years from 2020 to 2034.  Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

The gross changes in uncertain tax positions resulting in unrecognized tax benefits are presented below:

	Year Ended December 31,
	2014	2013
(in thousands)
Unrecognized tax benefits, opening balance	$180	$132
Prior period tax position increases	-	23
Additions based on tax positions related to current year	17	25
Unrecognized tax benefits, ending balance	$197	$180

Historically, we have not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during 2014.  However, we have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

Tax years that remain open for examination include 2011, 2012, 2013 and 2014 in the United States of America.  In addition, tax years from 2000 to 2010 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in its current or future year tax returns.

NOTE 13 – SEGMENT AND GEOGRAPHIC INFORMATION

We consider our operations to be a single operating segment, focused on the design, manufacturing and sale of programming systems used by designers and manufacturers of electronic products.

Major operations outside the U.S. include sales, engineering and service support subsidiaries in Germany and China.  During 2014, one customer, Data Copy Limited, our distributor in China, accounted for approximately 12% of net sales.  In 2013, there were two customers, Data Copy Limited and Di-Tek that accounted for approximately 14% and 13% of our net sales, respectively.

The following tables provide summary operating information by geographic area:

	Year Ended December 31,
(in thousands)	2014	2013
Net sales:
U.S.	$2,104	$2,331
Europe	8,596	5,578
Rest of World	11,224	10,808
	$21,924	$18,717

Included in Europe and Rest of World net sales are
the following significant balances:

Germany	$4,856	$3,305
China	$2,733	$3,041

Operating income (loss):
U.S.	$284	($1,595)
Europe	274	(930)
Rest of World	549	(143)
	$1,107	($2,668)

Identifiable assets:
U.S.	$7,215	$6,229
Europe	3,689	3,701
Rest of World	8,428	7,572
	$19,332	$17,502

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

 (b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control systems are designed to provide reasonable assurance to the Company’s management and board of directors regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act and includes those policies and procedures that:

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992).  Based on this assessment we concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

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

Item 9B._Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the Registrant’s directors is set forth under “Election of Directors” in our Proxy Statement relating to our annual meeting of shareholders to be held on May 21, 2015 and is incorporated herein by reference.  Such Proxy Statement will be filed within 120 days of our year-end.  Information regarding the Registrant’s executive officers is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.”

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

Item 11.  Executive Compensation

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 21, 2015 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Executive Compensation.”  Such Proxy Statement will be filed within 120 days of our year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 21, 2015 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Voting Securities and Principal Holders.”  Such Proxy Statement will be filed within 120 days of our year end.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2014.  See Notes 10 and 11 of “Notes to Consolidated Financial Statements.”

	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted–average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by the security holders (1) (2)	308,573	$4.07	917,304
Equity compensation plans not approved by the security holders (3)	300,000	$1.94	-
Total	608,573	$3.02	917,304

(1)    Represents shares of our Common Stock issuable pursuant to the Data I/O Corporation 2000 Stock Incentive Compensation Plan, 1982 Employee Stock Purchase Plan and 1996 Director Fee Plan.  Table excludes unvested restricted stock awards of 283,400 from the 2000 Plan.

(2)    Stock Appreciation Rights Plan (“SAR”) provides that directors, executive officers or holders of 10% or more of our Common Stock have an accompanying SAR with respect to each exercisable option.  While the plan has been approved by the security holders, no amounts are included in columns (a), (b), or (c) relating to the SAR.

(3)    Represents inducement grants of 200,000 nonqualified stock options to Anthony Ambrose as part of his hiring and inducement grants of 100,000 nonqualified stock options to Rajeev Gulati as part of his hiring.  Table excludes unvested restricted stock award inducement grants of 37,500 to Anthony Ambrose.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2015 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14._ Principle Accounting Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Principal Accountant’s Fees and Services” in the Proxy Statement relating to our annual meeting of shareholders to be held on May 21, 2015.  Such Proxy Statement will be filed within 120 days of our year-end.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Executive Compensation Plans and Arrangements

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)      Amended and Restated 1982 Employee Stock Purchase Plan.  See Exhibit 10.5.

(2)      Data I/O Corporation Tax Deferral Retirement Plan and Trust with Great West Financial (formerly Orchard Trust Company).  See Exhibits 10.15, 10.16 and 10.17.

(3)      Summary of Amended and Restated Management Incentive Compensation Plan.  See Exhibit 10.2.

(4)      Amended and Restated 1983 Stock Appreciation Rights Plan.  See Exhibit 10.1.

(5)      Amended and Restated Executive Agreements.  See Exhibit 10.8, 10.20, and 10.23.

(6)      1996 Director Fee Plan.  See Exhibit 10.4.

(7)      Data I/O Corporation 2000 Stock Compensation Incentive Plan.  See Exhibit 10.6, 10.11, 10.22 and 10.26.

(8)      Form of Option Agreement.  See Exhibit 10.7.

(9)      Form of Indemnification Agreement.  See Exhibit 10.18.

(10)    Letter Agreement with Anthony Ambrose.  See Exhibit 10.21.

(11)    Letter Agreement with Rajeev Gulati.  See Exhibit 10.24.

(12)    Form of Restricted Stock Agreement.  See Exhibit 10.12.

(13)    Letter Agreement with Joel S. Hatlen.  See Exhibit 10.28.

(14)    Form of Executive Agreement.  See Exhibit 10.27.

(15)    Form of Restricted Stock Unit Award Agreement.  See Exhibit 10.25.

(a)            List of Documents Filed as a Part of This Report:                                                                                                                Page

       (1)     Index to Financial Statements:

                          Report of Independent Registered Public Accounting Firm                                                                                        26

                          Consolidated Balance Sheets as of December 31, 2014 and 2013                                                                            27

                          Consolidated Statements of Operations for each of the two years ended December 31, 2014 and

                          December 31, 2013                                                                                                                                                            28

                          Consolidated Statements of Comprehensive Income (Loss) for each of the two years ended

                          December 31, 2014 and December 31, 2013                                                                                                               29

                          Consolidated Statements of Stockholders’ Equity for each of the two years ended

                          December 31, 2014 and December 31, 2013                                                                                                               30

                          Consolidated Statements of Cash Flows for each of the two years ended December 31, 2014 and

                          December 31, 2013                                                                                                                                                            31

                          Notes to Consolidated Financial Statements                                                                                                                  32

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

                          10.5     Amended and Restated 1982 Employee Stock Purchase Plan dated
May 16, 2003 (Incorporated by reference to Data I/O’s 2003 Proxy Statement dated March 31, 2003).

                          10.6    Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan dated May 24, 2006 (Incorporated by reference to Data I/O’s 2006 Proxy Statement dated April 6, 2006).

                          10.7    Form of Option Agreement (Incorporated by reference to Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).

                          10.8     Amended and Restated Executive Agreement with Joel S. Hatlen dated December 31, 2011 (Incorporated by reference to Data I/O’s 2011 Annual Report on Form 10K (File No. 0-10394)).

                          10.9     Lease, Redmond East Business Campus between Data I/O Corporation and Carr Redmond PLCC dated February 28, 2006 (Incorporated by reference to Data I/O’s 2005 Annual Report on Form 10K (File No. 0-10394)).

                          10.10  Second Amendment to Lease, (Redmond East) between Data I/O Corporation and Arden Realty Limited Partnership, made as of January 31, 2011.  (Incorporated by reference to Data I/O’s 2010 Annual Report on Form 10-K (File No. 0-10394)).

                          10.11  Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan approved May 17, 2011 (Incorporated by reference to Data I/O’s 2011 Proxy Statement filed April 5, 2011).

                          10.12  Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.29 of Data I/O’s June 30, 2006 Quarterly Report on Form 10-Q (File No. 0-10394)).

                          10.13  Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 25, 2008)).

                          10.14  First Amendment to the Patent Purchase Agreement (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on March 25, 2008).

                          10.15  Great West Financial (formerly Orchard Trust Company) Defined Contribution Prototype Plan and Trust (Incorporated by reference to Data I/O’s 2007 Annual Report on Form 10-K (File No. 0-10394)).

                          10.16  Great West Financial (formerly Orchard Trust Company) Non-standardized 401(k) Plan (Incorporated by reference to Data I/O’s 2007 Annual Report on Form 10-K (File No. 0-10394)).

10.17  Great West Financial (formerly Orchard Trust Company) Defined Contribution Prototype Plan and Trust Amendment for Pension Protection Act and Heart Act.  (Incorporated by reference to Data I/O’s 2009 Annual Report on Form 10-K (File No. 0-10394)).

10.18  Form of Indemnification Agreement.  (Incorporated by reference to Data I/O’s 2010 Annual Report on Form 10-K (File No. 0-10394)).

10.19  Asset Purchase Agreement dated April 29, 2011, with the Miller Trust, for acquisition of Software Technology (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed May 3, 2011 with portions omitted pursuant to a confidential treatment request, and by reference to Data I/O’s Form 10-Q filed April 3, 2012, which included the redacted portions that had been made in the original Form 8-K filing).

10.20  Executive Agreement with Anthony Ambrose dated October 25, 2012. (Incorporated by reference to Data I/O’s 2012 Annual Report on Form 10-K (File No. 0-10394)).

10.21  Letter Agreement with Anthony Ambrose (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on October 29, 2012).

10.22  Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan approved May 10, 2012 (Incorporated by reference to Data I/O’s 2012 Proxy Statement filed April 3, 2012).

10.23  Executive Agreement with Rajeev Gulati dated July 25, 2013. (Incorporated by reference to Data I/O's 2013 Annual Report on Form 10-K (File No. 0-10394)).

10.24  Letter Agreement with Rajeev Gulati (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on July 31, 2013).

10.25  Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.29 of Data I/O’s March 31, 2014 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.26  Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan approved April 30, 2014 (Incorporated by reference to Exhibit 10.30 of Data I/O’s March 31, 2014 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.27  Form of Executive Agreement (Incorporated by reference to Exhibit 10.31 of Data I/O’s June 30, 2014 Quarterly Report on Form 10-Q (File No. 0-10394))

10.28  Letter Agreement with Joel S. Hatlen (Incorporated by reference to Exhibit 10.32 of Data I/O’s June 30, 2014 Quarterly Report on Form 10-Q (File No. 0-10394)).

                          21.1     Subsidiaries of the Registrant                                                                                  55

23.1       Consent of Independent Registered Public Accounting Firm                             56

                 31    Certification – Section 302:

31.1                  Chief Executive Officer Certification                                                            57

31.2                  Chief Financial Officer Certification                                                            58

                 32    Certification – Section 906:

32.1                  Chief Executive Officer Certification                                                           59

32.2                  Chief Financial Officer Certification                                                           60

101      Interactive Date Files Pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                     DATA I/O CORPORATION

                                                                                                                                                                (REGISTRANT)

DATED:   March 27, 2015                                                                                                         By: /s/Anthony Ambrose

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

                                NAME & DATE                                                                                   TITLE

                                By: /s/Anthony Ambrose________  March 27, 2015              President and Chief Executive Officer

                                      Anthony Ambrose                                                                   (Principal Executive Officer), Director

                                By: /s/Joel S. Hatlen____________  March 27, 2015              Chief Financial Officer

                                       Joel S. Hatlen                                                                          Vice President

                                                                                                                                         Secretary, Treasurer

                                                                                                                                         (Principal Financial and Accounting Officer)

By: /s/Douglas W. Brown_______ _ March 27, 2015              Director

Douglas W. Brown

By: /s/Brian T. Crowley_______ ___ March 27, 2015             Director

Brian T. Crowley

                                By: /s/Alan B. Howe____________ _ March 27, 2015                Director

                                      Alan B. Howe

                                By: /s/Mark J. Gallenberger_______ March 27, 2015             Director

                                      Mark J. Gallenberger

DATA I/O CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Deductions-Describe		Balance at End of Period
(in thousands)
Year Ended December 31, 2013:
Allowance for bad debts	$89	($2)	$ -	(1)	$87

Year Ended December 31, 2014:
Allowance for bad debts	$87	$6	$ -	(1)	$93

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

Exhibit 23.1

Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

We have issued our report dated March 27, 2015, with respect to the consolidated financial statements and schedule included in the Annual Report of Data I/O Corporation on Form 10‑K for the year ended December 31, 2014.  We hereby consent to the incorporation by reference of said report in the Registration Statements of Data I/O Corporation on Form S‑8 (File Nos. 002-76164, 002-86785, 002-98115, 002-78394, 33-95608, 33-66824, 33-42010, 33-26472, 33-54422, 333-20657, 333-55911, 33-02254, 33-03958, 333-107543, 333-81986, 333-48595, 333-121861, 333-151006, 333-166730 and 333-175840) and on Form S-3 (File No. 333-121566).

/s/Grant Thornton LLP

Seattle, Washington
March 27, 2015

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

Date: March 27, 2015

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

Date: March 27, 2015

 /s/ Joel S. Hatlen

Joel S.  Hatlen

                                Chief Financial Officer

                                (Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

§ 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the “Company”) on Form 10-K for the period ended December 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony Ambrose, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: March 27, 2015

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the “Company”) on Form 10-K for the period ended December 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: March 27, 2015