Form 10-Q
period 2015-03-30
DATA I/O CORP
filed 2015-05-14
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Shares of Common Stock, no par value, outstanding as of May 1, 2015:

7,864,030

PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	March 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,921	$9,361
Trade accounts receivable, net of allowance for
doubtful accounts of $105 and $93, respectively	3,834	4,109
Inventories	3,833	4,445
Other current assets	332	426
TOTAL CURRENT ASSETS	16,920	18,341

Property, plant and equipment – net	920	926
Other assets	63	65
TOTAL ASSETS	$17,903	$19,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,162	$968
Accrued compensation	960	1,756
Deferred revenue	1,046	1,801
Other accrued liabilities	650	640
Accrued costs of business restructuring	103	113
TOTAL CURRENT LIABILITIES	3,921	5,278

Long-term other payables	141	183

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 7,863,527 shares as of March 31,
2015 and 7,861,141 shares as of December 31, 2014	18,796	18,704
Accumulated earnings (deficit)	(5,894)	(5,943)
Accumulated other comprehensive income	939	1,110
TOTAL STOCKHOLDERS’ EQUITY	13,841	13,871
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,903	$19,332

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Net Sales	$5,902	$4,819
Cost of goods sold	3,045	2,324
Gross margin	2,857	2,495
Operating expenses:
Research and development	1,098	1,149
Selling, general and administrative	1,537	1,689
Provision for business restructuring	-	13
Total operating expenses	2,635	2,851
Operating income (loss)	222	(356)
Non-operating income (expense):
Interest income	31	19
Foreign currency transaction gain (loss)	(195)	18
Total non-operating income (expense)	(164)	37
Income (loss) before income taxes	58	(319)
Income tax (expense) benefit	(9)	(24)
Net income (loss)	$49	($343)

Basic earnings (loss) per share	$0.01	($0.04)
Diluted earnings (loss) per share	$0.01	($0.04)
Weighted-average basic shares	7,863	7,788
Weighted-average diluted shares	8,045	7,788

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Net Income (loss)	$49	($343)
Other comprehensive income:
Foreign currency translation gain (loss)	(171)	(220)
Comprehensive income (loss)	($122)	($563)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Three Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$49	($343)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	148	160
Equipment transferred to cost of goods sold	16	31
Share-based compensation	90	85
Net change in:
Trade accounts receivable	110	(1,714)
Inventories	557	(13)
Other current assets	89	53
Accrued cost of business restructuring	(39)	(201)
Accounts payable and accrued liabilities	(562)	384
Deferred revenue	(662)	294
Other long-term liabilities	(22)	(17)
Deposits and other long-term assets	1	-
Net cash provided by (used in) operating activities	(225)	(1,281)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(158)	(129)
Cash provided by (used in) investing activities	(158)	(129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of tax withholding	7	6
Cash provided by (used in) financing activities	7	6
Increase/(decrease) in cash and cash equivalents	(376)	(1,404)

Effects of exchange rate changes on cash	(64)	(246)
Cash and cash equivalents at beginning of period	9,361	10,426
Cash and cash equivalents at end of period	$8,921	$8,776

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income Taxes	$2	($3)
See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of March 31, 2015 and March 31, 2014 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2014.

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

Income Tax

Historically, when accounting for uncertainty in income taxes, we have not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months ended March 31, 2015.  However, we have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

We have incurred net operating losses in certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses and credit carryforwards, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future.  There were $201,000 and $186,000 of unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of March 31, 2015 and 2014, respectively.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment,” (ASU 2014-08).  This ASU changes the threshold for reporting discontinued operations and adds new disclosures.  The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on our operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, we must disclose pre-tax earnings of the disposed component. This guidance is effective for us prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance has not had a material impact on our consolidated financial statements.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	March 31, 2015	December 31, 2014
(in thousands)
Raw material	$2,527	$2,429
Work-in-process	1,045	1,288
Finished goods	261	728
Inventories	$3,833	$4,445

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	March 31, 2015	December 31, 2014
(in thousands)
Leasehold improvements	$415	$415
Equipment	6,120	6,208
	6,535	6,623
Less accumulated depreciation	5,615	5,697
Property and equipment, net	$920	$926

NOTE 4 – PROVISION FOR BUSINESS RESTRUCTURING

Our previous years’ actions have been fully implemented.  At March 31, 2015, the remaining portion of the reserve scheduled to be paid over the next twelve months is $103,000, and the long term portion is $43,000 and relates to the lease abandonment payments that are scheduled out to August 2016.

An analysis of the restructuring is as follows:
	Reserve Balance Dec. 31, 2013	2014 Expense	2014 Payments/ Write-Offs	Reserve Balance Dec. 31, 2014	2015 Expense	2015 Payments/ Write-Offs	Reserve Balance Mar. 31, 2015
(in thousands)
Downsizing US operations:
Employee severance	$230	($16)	$214	$0	$0	$0	$0
Other costs	240	25	94	171	-	25	146
Downsizing foreign operations:
Employee severance	372	16	371	17	-	17	-
Other costs	31	(12)	19	-	-	-	-
Total	$873	$13	$698	$188	$0	$42	$146

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	March 31, 2015	December 31, 2014
(in thousands)
Product warranty	$340	$339
Sales return reserve	55	55
Other taxes	83	87
Other	172	159
Other accrued liabilities	$650	$640

The changes in Data I/O's product warranty liability for the three months ending March 31, 2015 are as follows:

March 31, 2015
(in thousands)
Liability, beginning balance	$339
Net expenses	200
Warranty claims	(200)
Accrual revisions	1
Liability, ending balance	$340

NOTE 6 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2015 (remaining)	$796
2016	597
2017	32
2018	3
2019	3
Thereafter	1
Total	$1,432

Of the $1,432,000, $146,000 has been accrued as restructure liability related to abandoned lease space.

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

NOTE 7 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At March 31, 2015, the purchase commitments and other obligations totaled $1,003,000 of which all but $6,000 are expected to be paid over the next twelve months.

NOTE 8 – CONTINGENCIES

As of March 31, 2015, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	Mar. 31, 2015	Mar. 31, 2014
(in thousands except per share data)
Numerator for basic and diluted
earnings (loss) per share:
Net income (loss)	$49	($343)

Denominator for basic
earnings (loss) per share:
weighted-average shares	7,863	7,788

Employee stock options and awards	182	-

Denominator for diluted
earnings (loss) per share:
adjusted weighted-average shares &
assumed conversions of stock options	8,045	7,788

Basic and diluted
earnings (loss) per share:
Total basic earnings (loss) per share	$0.01	($0.04)
Total diluted earnings (loss) per share	$0.01	($0.04)

Options to purchase 166,000 and 833,187 shares were outstanding as of March 31, 2015 and 2014, respectively, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three months ended March 31, 2015 and 2014, respectively, was as follows:

	Three Months Ended
	Mar. 31, 2015	Mar. 31, 2014
(in thousands)
Cost of goods sold	$2	($4)
Research and development	19	14
Selling, general and administrative	69	75
Total share-based compensation	$90	$85

Impact on net earnings per share:
Basic and diluted	($0.01)	($0.01)

There were no equity awards issued during the three months ended March 31, 2015 and 2014.

Non-employee directors Restricted Stock Units (“RSU’s”) vest over one year, employee RSU’s vest over four years with the expense being recognized over the vesting period.

The fair value of share-based awards for employee stock options is estimated using the Black-Scholes valuation model.  The following weighted average assumptions were used to calculate the fair value of stock options granted during the three months ended March 31, 2015 and 2014:

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at March 31, 2015 are:

Mar. 31, 2015
Unamortized future equity compensation expense	$807,275
Remaining weighted average amortization period in years	2.44

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements herein regarding industry prospects or trends; expected revenues; expected level of expense; future results of operations; reversals of tax valuation allowances; restructuring implications; breakeven point, or financial position; changes in gross margin; economic conditions and capital spending outlook; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; sales channels and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of these forward-looking statements after the date of this report.  The reader should not place undue reliance on these forward-looking statements.  The discussions above and in the section in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in our Annual report on Form 10-K for the year ended December 31, 2014 describe some, but not all, of the factors that could cause these differences.

OVERVIEW

We are focused on managing and growing the core programming business to increase profitability, while developing and enhancing products to drive future revenue and earnings growth.  Part of the strategy is to gain market share and to expand addressable markets.  Our challenge is growing and profitably operating in a cyclical and rapidly evolving industry environment while we are experiencing unfavorable currency rate fluctuations.  We are balancing business geography shifts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.

We focus our research and development efforts in our strategic growth markets, namely new programming technology, automated programming systems for the manufacturing environment and software.  We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including NAND Flash, e-MMC, and microcontrollers on our newer products.  During 2014, we have added media and handling options and software features for our new PSV7000, Data I/O’s most advanced programming system introduced in the fall of 2013, which can cut the cost of programming by up to 50% and represents new capabilities to handle and program small parts.  In July 2014, we announced our new PSV3000 automated programming system, which was designed to meet the needs of Chinese and Asian local manufacturers moving from manual to automated programming.  The PSV3000 is being sold in Asia and recently won the 2015 SMT China Vision Award for Device Programming and the 2015 EM Asia Innovation Award for Programming Systems. In April 2015, we announced our new PSV5000 automated programming system, which will replace our PS388 system with a more integrated solution at a lower cost.

We are focused on strategic high volume manufacturers in key market segments like automotive electronics, wireless and consumer electronics, industrial controls including ”Internet of Things” electronics, and programming centers.

BUSINESS RESTRUCTURING PROGRESS

Our previous years’ actions have been fully implemented.  At March 31, 2015, the remaining portion of the reserve scheduled to be paid over the next twelve months is $103,000, and the long term portion is $43,000 and relates to the lease abandonment payments that are scheduled out to August 2016.

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

Results of Operations

Net Sales

	Three Months Ended
Net sales by product line	Mar. 31, 2015	Change	Mar. 31, 2014
(in thousands)
Automated programming systems	$4,678	46.5%	$3,193
Non-automated programming systems	1,224	(24.7%)	1,626
Total programming systems	$5,902	22.5%	$4,819

	Three Months Ended
Net sales by location	Mar. 31, 2015	Change	Mar. 31, 2014
(in thousands)
United States	$400	(28.7%)	$561
% of total	6.8%		11.6%

International	$5,502	29.2%	$4,258
% of total	93.2%		88.4%

Net sales in the first quarter of 2015 were $5.9 million, up 23% compared with $4.8 million in the first quarter of 2014, and sequentially up 12% compared with $5.3 million in the fourth quarter of 2014 with the increase primarily due to sales of our PSV7000 and PSV3000.  Net sales for the first quarter of 2015 compared to the first quarter of 2014 were unfavorably impacted by approximately $400,000 due to the change in average foreign currency translation rates related to Euro denominated sales and the strengthening of the US Dollar compared to the Euro.  On a regional basis, net sales increased 69% in Europe and 36% in Asia, while declining 42% in the Americas compared to the first quarter of 2014.  The higher level of sales in the first quarter of 2015 was primarily due to worldwide sales of our PSV7000 and Asia sales of our new PSV3000.  A sales breakdown by type for the first quarter of 2015 was 68% equipment, 23% adapters, and 9% software and maintenance.  Adapters are a consumable item and software and maintenance are typically recurring under annual subscription contracts.

Orders for the first quarter of 2015 were $5.2 million, down 10%, compared with $5.8 million in the first quarter of 2014, primarily resulting from unfavorable currency translation rates.  Backlog was $1.7 million at March 31, 2015, compared to $2.6 million at March 31, 2014 and $1.9 million at December 31, 2014.  Deferred revenue was $1.0 million at March 31, 2015 compared to $1.5 million at March 31, 2014 and $1.8 million at December 31, 2014.

Gross Margin

	Three Months Ended
	Mar. 31, 2015	Change	Mar. 31, 2014
(in thousands)
Gross margin	$2,857	14.5%	$2,495
Percentage of net sales	48.4%		51.8%

Gross margin as a percentage of sales in the first quarter of 2015 was 48.4%, compared with 51.8% in the first quarter of 2014.  The gross margin decrease as a percentage of sales for the first quarter was primarily due to unfavorable currency rate fluctuations, less favorable product and channel mix, as well as unfavorable labor and overhead variances, particularly resulting from the impact of reducing inventories.

Research and Development

	Three Months Ended
	Mar. 31, 2015	Change	Mar. 31, 2014
(in thousands)
Research and development	$1,098	(4.4%)	$1,149
Percentage of net sales	18.6%		23.8%

Research and development (“R&D”) decreased $51,000 in the first quarter of 2015 compared to the same period in 2014, primarily due to lower R&D materials, recruiting and depreciation costs offset in part by higher incentive compensation and headcount related costs.

Selling, General and Administrative

	Three Months Ended
	Mar. 31, 2015	Change	Mar. 31, 2014
(in thousands)
Selling, general &
administrative	$1,537	(9.0%)	$1,689
Percentage of net sales	26.0%		35.0%

Selling, General and Administrative (“SG&A”) expenses decreased $152,000 in the first quarter of 2015 compared to the same period in 2014, primarily related to savings from personnel reductions due to restructuring actions and cost controls and lower commissions, offset in part by higher depreciation and investor relations costs.

Interest

	Three Months Ended
	Mar. 31, 2015	Change	Mar. 31, 2014
(in thousands)
Interest income	$31	63.2%	$19

Interest income increased in the first quarter of 2015 compared to the same period in 2014, primarily due to higher earnings on invested cash balances.

Income Taxes

	Three Months Ended
	Mar. 31, 2015	Change	Mar. 31, 2014
(in thousands)
Income tax (expense) benefit	($9)	(62.5%)	($24)

Income tax expense for the first quarter of 2015 decreased $15,000 compared to the same period in 2014, primarily resulting from income tax on foreign subsidiaries income.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $11.8 million as of March 31, 2015.  Our deferred tax assets and valuation allowance have been reduced by approximately $201,000 and $186,000 associated with the requirements of accounting for uncertain tax positions as of March 31, 2015 and 2014, respectively.  Given the uncertainty created by our past loss history and the cyclical nature of the industry in which we operate, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Financial Condition

Liquidity and Capital Resources

	Mar. 31, 2015	Change	Dec. 31, 2014
(in thousands)
Working capital	$12,999	($64)	$13,063

During the first quarter of 2015, our working capital decreased $64,000.  Our cash balance as of March 31, 2015 decreased $440,000 during the quarter which included annual payouts of incentive compensation and retirement contributions, as well as unfavorable currency rate fluctuations.  Offsetting these decreases were collection of receivables and reduction of inventories.

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

We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  Approximately $5.7 million of our cash is located in foreign subsidiary accounts at March 31, 2015.  Although we have no current repatriation plans, there may be tax and other impediments to repatriating the cash to the United States.  Our working capital may be used to fund growth initiatives including acquisitions as well as share repurchases, which could reduce our liquidity.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

OFF-Balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 6, “Operating Lease Commitments” and Note 7, “Other Commitments”, we have no off-balance sheet arrangements.

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $175,000 in the first quarter of 2015 compared to a loss of $178,000 in the first quarter of 2014.  Adjusted EBITDA excluding equity compensation (a non-cash item) and restructure charge was $265,000 in the first quarter of 2015, compared to a loss of $80,000 in the first quarter of 2014.

Non-GAAP financial measures, such as EBITDA and adjusted EBITDA, should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.  We believe that these non-GAAP financial measures provide meaningful supplemental information regarding the Company’s results and facilitate the comparison of results.  A reconciliation of net income (loss) to EBITDA and adjusted EBITDA follows:

Non-Generally accepted accounting principles (GAAP) FINANCIAL Measure RECONCILIATION

	Three Months Ended
	Mar. 31, 2015	Mar. 31, 2014
(in thousands)
Net Income (loss)	$49	($343)
Interest (income) expense	(31)	(19)
Taxes	9	24
Depreciation & amortization	148	160
EBITDA earnings (loss)	$175	($178)

Equity compensation	90	85
Restructure charge	-	13
Adjusted EBITDA earnings (loss),
excluding equity compensation
and restructure charge	$265	($80)

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment,” (ASU 2014-08).  This ASU changes the threshold for reporting discontinued operations and adds new disclosures.  The new guidance defines a discontinued operation as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on our operations and financial results.” For disposals of individually significant components that do not qualify as discontinued operations, we must disclose pre-tax earnings of the disposed component. This guidance is effective for us prospectively for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of this guidance has not had a material impact on our consolidated financial statements.

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

Changes in internal controls

There were no changes made in our internal controls during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting which is still under the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (1992).  We are expecting to transition to COSO (2013) during the fiscal year 2015.

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of March 31, 2015, we were not a party to any material pending legal proceedings.

Item 1A.                                Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There are no material changes to the Risk Factors described in our Annual Report.

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

DATED:   May 14, 2015

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

DATED:   May 14, 2015

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

DATED:   May 14, 2015

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2015 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony Ambrose, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 14, 2015

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2015 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 14, 2015