Form 10-Q
period 2015-06-30
DATA I/O CORP
filed 2015-08-14
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
or
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number: 0-10394
DATA I/O CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-0864123
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6645 185th Ave NE, Suite 100, Redmond, Washington, 98052 (Address of principal executive offices, including zip code)
(425) 881-6444 (Registrant’s telephone number, including area code)

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

Shares of Common Stock, no par value, outstanding as of August 1, 2015:

7,929,260

PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	June 30, 2015	December 31, 2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,145	$9,361
Trade accounts receivable, net of allowance for
doubtful accounts of $90 and $93, respectively	3,467	4,109
Inventories	4,116	4,445
Other current assets	403	426
TOTAL CURRENT ASSETS	17,131	18,341

Property, plant and equipment – net	1,003	926
Other assets	64	65
TOTAL ASSETS	$18,198	$19,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$990	$968
Accrued compensation	1,195	1,756
Deferred revenue	1,022	1,801
Other accrued liabilities	702	640
Accrued costs of business restructuring	103	113
TOTAL CURRENT LIABILITIES	4,012	5,278

Long-term other payables	115	183

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 7,929,260 shares as of June 30,
2015 and 7,861,141 shares as of December 31, 2014	18,867	18,704
Accumulated earnings (deficit)	(5,794)	(5,943)
Accumulated other comprehensive income	998	1,110
TOTAL STOCKHOLDERS’ EQUITY	14,071	13,871
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,198	$19,332

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net Sales	$4,958	$5,599	$10,860	$10,418
Cost of goods sold	2,236	2,577	5,280	4,901
Gross margin	2,722	3,022	5,580	5,517
Operating expenses:
Research and development	1,243	1,173	2,341	2,323
Selling, general and administrative	1,415	1,456	2,953	3,144
Provision for business restructuring	-	-	-	13
Total operating expenses	2,658	2,629	5,294	5,480
Operating income	64	393	286	37
Non-operating income (expense):
Interest income	27	53	58	72
Foreign currency transaction gain (loss)	7	8	(188)	27
Total non-operating income (expense)	34	61	(130)	99
Income before income taxes	98	454	156	136
Income tax (expense) benefit	2	(7)	(7)	(32)
Net income	$100	$447	$149	$104

Basic earnings per share	$0.01	$0.06	$0.02	$0.01
Diluted earnings per share	$0.01	$0.06	$0.02	$0.01
Weighted-average basic shares	7,894	7,814	7,879	7,801
Weighted-average diluted shares	8,078	7,899	8,062	7,892

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net Income	$100	$447	$149	$104
Other comprehensive income:
Foreign currency translation gain (loss)	59	24	(112)	(196)
Comprehensive income	$159	$471	$37	($92)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$149	$104
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	274	320
Equipment transferred to cost of goods sold	42	140
Share-based compensation	238	211
Net change in:
Trade accounts receivable	549	(3,189)
Inventories	286	(165)
Other current assets	22	67
Accrued cost of business restructuring	(66)	(502)
Accounts payable and accrued liabilities	(467)	872
Deferred revenue	(681)	915
Other long-term liabilities	(45)	(35)
Net cash provided by (used in) operating activities	301	(1,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(394)	(707)
Cash provided by (used in) investing activities	(394)	(707)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of tax withholding	(60)	(25)
Cash provided by (used in) financing activities	(60)	(25)
Increase/(decrease) in cash and cash equivalents	(153)	(1,994)

Effects of exchange rate changes on cash	(63)	(212)
Cash and cash equivalents at beginning of period	9,361	10,426
Cash and cash equivalents at end of period	$9,145	$8,220

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income Taxes	($10)	$15
See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of June 30, 2015 and June 30, 2014 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three and six  months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2014.

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

We enter into multiple deliverable arrangements that arise during the sale of a system that includes an installation component, a service and support component and a software maintenance component.  We allocate the value of each element based on relative selling prices.  Relative selling price is based on the selling price of the standalone system.  For the installation and service and support components, we use the value of the discount given to distributors who perform these components.  For software maintenance components, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is recognized on the system sale based on shipping terms, installation revenue is recognized after the installation is performed, and hardware service and support and software maintenance revenue is recognized ratably over the term of the agreement, typically one year.

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

Income Tax

Historically, when accounting for uncertainty in income taxes, we have not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three and six months ended June  30, 2015.  However, we have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

We have incurred net operating losses in certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses and credit carryforwards, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future.  There was $206,000 and $192,000 of unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of June 30, 2015 and 2014, respectively.

Tax years that remain open for examination include 2012, 2013 and 2014 in the United States of America.  In addition, tax years from 2001 to 2011 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09). The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.  ASU 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016.  The FASB has recently proposed a one year deferral of the effective date.  Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

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

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	June 30, 2015	December 31, 2014
(in thousands)
Raw material	$2,545	$2,429
Work-in-process	1,283	1,288
Finished goods	288	728
Inventories	$4,116	$4,445

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	June 30, 2015	December 31, 2014
(in thousands)
Leasehold improvements	$435	$415
Equipment	6,329	6,208
	6,764	6,623
Less accumulated depreciation	5,761	5,697
Property and equipment, net	$1,003	$926

NOTE 4 – BUSINESS RESTRUCTURING

Our previous years’ restructure actions have been fully implemented.  At June 30, 2015, the restructure liability is comprised of $103,000 that is short term and $17,000 that is long term.  As a result of the lease amendment discussed in Note 6, “Operating Lease Commitments”, in July 2015, the balance of the restructure liability will be incorporated into our deferred rent liability as part of a new lease incentive.

An analysis of the business restructuring is as follows:

	Reserve Balance Dec. 31, 2013	2014 Expense	2014 Payments/ Write-Offs	Reserve Balance Dec. 31, 2014	2015 Expense	2015 Payments/ Write-Offs	Reserve Balance Jun. 30, 2015
(in thousands)
Downsizing US operations:
Employee severance	$230	($16)	$214	$0	$0	$0	$0
Other costs	240	25	94	171	-	51	120
Downsizing foreign operations:
Employee severance	372	16	371	17	-	17	-
Other costs	31	(12)	19	-	-	-	-
Total	$873	$13	$698	$188	$0	$68	$120

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	June 30, 2015	December 31, 2014
(in thousands)
Product warranty	$370	$339
Sales return reserve	55	55
Other taxes	97	87
Other	180	159
Other accrued liabilities	$702	$640

The changes in Data I/O's product warranty liability for the six months ending June 30, 2015 are as follows:

June 30, 2015
(in thousands)
Liability, beginning balance	$339
Net expenses	400
Warranty claims	(400)
Accrual revisions	31
Liability, ending balance	$370

NOTE 6 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2015 (remaining)	$317
2016	432
2017	492
2018	472
2019	482
Thereafter	655
Total	$2,850

Of the $2,850,000, $120,000 has been accrued as restructure liability related to abandoned lease space.

During the second quarter of 2015, we amended our lease agreement for the Redmond, Washington headquarters facility.  The amended lease moves our headquarters to a nearby building, extends the term through April 2021, lowers the square footage to approximately 20,460, provides lease inducement incentives and lowers the rental rate.  The new lease commitment of approximately $1.7 million will be paid over the term of the lease and is expected to save us approximately $1.5 million of cash compared to our previous lease agreement.  As a result of this lease amendment, the remaining balance of the restructure liability will be incorporated into our deferred rent liability in July, 2015.

During the second quarter of 2015, we renewed our lease agreement for our Shanghai, China facility, effective June 15, 2015, extending the term through December 31, 2015.

During the first quarter of 2014, we renewed our lease agreement for our Munich, Germany facility effective February 1, 2015, extending the term through January 2018 and lowering the square footage to approximately 4,306 square feet.  Effective June 1, 2014, the landlord was able to lease the excess space abandoned as part of Q2 2013 restructure actions to another tenant and the lease was revised to end May 31, 2017.

NOTE 7 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At June 30, 2015, the purchase commitments and other obligations totaled $754,000 of which all but $66,000 are expected to be paid over the next twelve months.

NOTE 8 – CONTINGENCIES

As of June 30, 2015, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	Jun. 30, 2015	Jun. 30, 2014	Jun. 30, 2015	Jun. 30, 2014
(in thousands except per share data)
Numerator for basic and diluted
earnings per share:
Net income	$100	$447	$149	$104

Denominator for basic
earnings per share:
weighted-average shares	7,894	7,814	7,879	7,801

Employee stock options and awards	184	85	183	91

Denominator for diluted
earnings per share:
adjusted weighted-average shares &
assumed conversions of stock options	8,078	7,899	8,062	7,892

Basic and diluted
earnings per share:
Total basic earnings per share	$0.01	$0.06	$0.02	$0.01
Total diluted earnings per share	$0.01	$0.06	$0.02	$0.01

Options to purchase 165,843 and 557,435 shares were outstanding as of June 30, 2015 and 2014, respectively, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and six months ended June  30, 2015 and 2014, respectively, was as follows:

	Three Months Ended		Six Months Ended
	Jun. 30, 2015	Jun. 30, 2014	Jun. 30, 2015	Jun. 30, 2014
(in thousands)
Cost of goods sold	$6	$5	$8	$1
Research and development	22	25	41	40
Selling, general and administrative	120	95	189	170
Total share-based compensation	$148	$125	$238	$211

Impact on net earnings per share:
Basic and diluted	($0.02)	($0.02)	($0.03)	($0.03)

Equity awards granted during the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	Jun. 30, 2015	Jun. 30, 2014	Jun. 30, 2015	Jun. 30, 2014

Restricted Stock	193,800	-	193,800	-
Stock Options	-	3,000	-	3,000

Non-employee directors Restricted Stock Units (“RSU’s”) generally vest over one year, employee RSU’s vest over four years with the expense being recognized over the vesting period.

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model.  The following weighted average assumptions were used to calculate the fair value of stock options granted during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	Jun. 30, 2015	Jun. 30, 2014	Jun. 30, 2015	Jun. 30, 2014

Risk-free interest rates	-	1.31%	-	1.31%
Volatility factors	-	0.51	-	0.51
Expected life of the option in years	-	4.00	-	4.00
Expected dividend yield	-	None	-	None

There were no stock option awards in 2015.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at June 30, 2015 are:

Jun. 30, 2015
Unamortized future equity compensation expense	$1,228,605
Remaining weighted average amortization period in years	2.96

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements herein regarding industry prospects or trends; expected revenues; expected level of expense; future results of operations; reversals of tax valuation allowances; restructuring implications; breakeven point, or financial position; changes in gross margin; economic conditions and capital spending outlook; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; building lease arrangements; sales channels and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of these forward-looking statements after the date of this report.  The reader should not place undue reliance on these forward-looking statements.  The discussions above and in the section in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in our Annual report on Form 10-K for the year ended December 31, 2014 describe some, but not all, of the factors that could cause these differences.

OVERVIEW

We are focused on profitably managing and growing the core programming business, while developing and enhancing products to drive future revenue and earnings growth.  Part of the strategy is to gain market share and to expand addressable markets.  Our challenge is growing and profitably operating in a cyclical and rapidly evolving industry environment while we are experiencing unfavorable currency rate fluctuations.  We are balancing business geography shifts, new product launches, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.

We focus our research and development efforts in our strategic growth markets, namely new programming technology, automated programming systems for the manufacturing environment and software.  We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including NAND Flash, e-MMC, and microcontrollers on our newer products.  During 2014, we have added media and handling options and software features for our new PSV7000, Data I/O’s most advanced programming system introduced in the fall of 2013, which can cut the cost of programming by up to 50% and represents new capabilities to handle and program small parts.  In July 2014, we announced our new PSV3000 automated programming system, which was specifically designed to meet the needs of Chinese and Asian local manufacturers moving from manual to automated programming.  The PSV3000 is being sold in Asia and recently won the 2015 SMT China Vision Award for Device Programming and the 2015 EM Asia Innovation Award for Programming Systems. In April 2015, we announced our new PSV5000 automated programming system, which will replace our PS388 system with a more integrated solution at a lower cost.  During the quarter ended June 30, 2015, we sold and delivered multiple PSV5000 systems.

We are focused on strategic high volume manufacturers in key market segments like automotive electronics, wireless and consumer electronics, industrial controls including ”Internet of Things” electronics, and programming centers.

BUSINESS RESTRUCTURING PROGRESS

Our previous years’ restructure actions have been fully implemented.  At June 30, 2015, the restructure liability is comprised of $103,000 that is short term and $17,000 that is long term.  As a result of the lease amendment discussed in Note 6, “Operating Lease Commitments”, in July 2015, the balance of the restructure liability will be incorporated into our deferred rent liability as part of a new lease incentive.

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

We enter into multiple deliverable arrangements that arise during the sale of a system that includes an installation component, a service and support component and a software maintenance component.  We allocate the value of each element based on relative selling prices.  Relative selling price is based on the selling price of the standalone system.  For the installation and service and support components, we use the value of the discount given to distributors who perform these components.  For software maintenance components, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is recognized on the system sale based on shipping terms, installation revenue is recognized after the installation is performed, and hardware service and support and software maintenance revenue is recognized ratably over the term of the agreement, typically one year.

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

Results of Operations

Net Sales

	Three Months Ended			Six Months Ended
Net sales by product line	Jun. 30, 2015	Change	Jun. 30, 2014	Jun. 30, 2015	Change	Jun. 30, 2014
(in thousands)
Automated programming systems	$3,474	(9.4%)	$3,834	$8,152	16.0%	$7,027
Non-automated programming systems	1,484	(15.9%)	1,765	2,708	(20.1%)	3,391
Total programming systems	$4,958	(11.4%)	$5,599	$10,860	4.2%	$10,418

	Three Months Ended			Six Months Ended
Net sales by location	Jun. 30, 2015	Change	Jun. 30, 2014	Jun. 30, 2015	Change	Jun. 30, 2014
(in thousands)
United States	$997	65.3%	$603	$1,397	20.1%	$1,163
% of total	20.1%		10.8%	12.9%		11.2%

International	$3,961	(20.7%)	$4,996	$9,463	2.2%	$9,255
% of total	79.9%		89.2%	87.1%		88.8%

Net sales in the second quarter of 2015 were $5.0 million, down 11% compared with $5.6 million in the second quarter of 2014, and sequentially down 16% compared with $5.9 million in the first quarter of 2015 with the decrease primarily due to lower sales volumes across most older product lines, particularly sales to our wireless customers, offset in part by increased sales of our newer PSV7000, PSV5000 and PSV3000 Automated Programming Systems.  Sales to the automotive electronics market were strong during the quarter.  Net sales for the second quarter of 2015 compared to the second quarter of 2014 were unfavorably impacted by approximately $300,000 due to the change in average foreign currency translation rates related to the U.S. Dollar compared to the Euro.  On a regional basis, net sales increased 25% in Asia, while declining 4% in the Americas and 39% in Europe compared to the second quarter of 2014.  A sales breakdown by type for the second quarter of 2015 was 63% equipment, 27% adapters, and 10% software and maintenance.  Adapters are a consumable item and software and maintenance are typically recurring under annual subscription contracts.

Orders for the second quarter of 2015 were $5.1 million, down 19%, compared with $6.3 million in the second quarter of 2014, primarily resulting from unfavorable currency translation rates and lower sales in the wireless market and in Latin American markets.  Backlog was $1.9 million at June 30, 2015, compared to $2.7 million at June 30, 2014 and $1.7 million at March 31, 2015.  Deferred revenue was $1.0 million at June 30, 2015, compared to $2.1 million at June 30, 2014 and $1.0 million at March 31, 2015.

For the six months ending June 30, 2015, compared to the same period in 2014, the net sales increase was primarily due to incremental sales of our new PSV5000 as well as our PSV3000 and PSV7000 automated programming systems.  On a regional basis, net sales increased 30% in Asia and 8% in Europe, while declining 23% in the Americas compared to the same period in 2014.

Gross Margin

	Three Months Ended			Six Months Ended
	Jun. 30, 2015	Change	Jun. 30, 2014	Jun. 30, 2015	Change	Jun. 30, 2014
(in thousands)
Gross margin	$2,722	(9.9%)	$3,022	$5,580	1.1%	$5,517
Percentage of net sales	54.9%		54.0%	51.4%		53.0%

Gross margin as a percentage of sales in the second quarter of 2015 was 54.9%, compared with 54.0% in the second  quarter of 2014.  The gross margin increase as a percentage of sales for the second quarter was primarily due to a more favorable product and channel mix as well as less unfavorable labor and overhead variances, offset by the unfavorable effect of foreign currency translation rates.

For the first six  months of 2015 compared to the same period in 2014, the decrease in gross margin was primarily due to unfavorable foreign currency translation rates.

Research and Development

	Three Months Ended			Six Months Ended
	Jun. 30, 2015	Change	Jun. 30, 2014	Jun. 30, 2015	Change	Jun. 30, 2014
(in thousands)
Research and development	$1,243	6.0%	$1,173	$2,341	0.8%	$2,323
Percentage of net sales	25.1%		21.0%	21.6%		22.3%

Research and development (“R&D”) increased $70,000 in the second quarter of 2015 compared to the same period in 2014, primarily due to higher R&D materials and consulting.

For the first six  months of 2015 compared to the same period in 2014, the increase in R&D expense was generally due to the same factors discussed above for the second quarter.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	Jun. 30, 2015	Change	Jun. 30, 2014	Jun. 30, 2015	Change	Jun. 30, 2014
(in thousands)
Selling, general &
administrative	$1,415	(2.8%)	$1,456	$2,953	(6.1%)	$3,144
Percentage of net sales	28.5%		26.0%	27.2%		30.2%

Selling, General and Administrative (“SG&A”) expenses decreased $41,000 in the second quarter of 2015  compared to the same period in 2014, primarily related to lower commissions and bad debt, offset in part by increased stock based compensation and professional services.

For the first six months of 2015, SG&A expense decreased $191,000 compared to the same period in 2014, primarily related to lower commissions, bad debt and savings from personnel reductions due to restructuring actions and cost controls.

Interest

	Three Months Ended			Six Months Ended
	Jun. 30, 2015	Change	Jun. 30, 2014	Jun. 30, 2015	Change	Jun. 30, 2014
(in thousands)
Interest income	$27	(49.1%)	$53	$58	(19.4%)	$72

Interest income decreased in the second quarter of 2015 compared to the same period in 2014, primarily due to lower invested cash balances.

For the first six months of 2015 compared to the same period in 2014, the decrease in interest income was generally due to the same factors discussed above for the second quarter.

Income Taxes

	Three Months Ended			Six Months Ended
	Jun. 30, 2015	Change	Jun. 30, 2014	Jun. 30, 2015	Change	Jun. 30, 2014
(in thousands)
Income tax (expense) benefit	$2	*	($7)	($7)	(78.1%)	($32)
* not meaningful

Income tax benefit for the second quarter of 2015 compared to income tax expense in same period in 2014, primarily resulted from foreign subsidiary income tax as well as a 2014 refund received in 2015 on foreign subsidiary income.

For the first six months of 2015 compared to the same period in 2014, the decrease in income tax expense was generally due to the same factors discussed above for the second quarter.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $11.9 million as of June 30, 2015.  Our deferred tax assets and valuation allowance have been reduced by approximately $206,000 and $192,000 associated with the requirements of accounting for uncertain tax positions as of June 30, 2015 and 2014, respectively.  Given the uncertainty created by our past loss history and the cyclical nature of the industry in which we operate, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Financial Condition

Liquidity and Capital Resources

	Jun. 30, 2015	Change	Dec. 31, 2014
(in thousands)
Working capital	$13,119	$56	$13,063

During the second quarter of 2015, cash increased $224,000, primarily attributed to the decrease in accounts receivable resulting from customer payments and current period earnings, offset in part by additions to inventory and equipment.

Although we have no significant external capital expenditure plans currently, we expect that we will continue to make capital expenditures to support our business and related to facility moves.  We plan to increase internal capital expenditures for sales demonstration and R&D test equipment as we develop and release new products.  Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, selling and marketing efforts, we have required substantial working capital to fund our operations.  Prior to 2014, we restructured our operations to lower our costs and operating expenditures in some geographic regions, while investing in other regions; creating headroom to hire critical product development resources; and to lower the level of revenue required for our net income breakeven point; as well as offsetting in part, costs rising over time; to preserve our cash position and to focus on profitable operations. See “Business Restructuring Progress” discussion above for future expected restructuring related payments.

We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  Approximately $5.7 million of our cash is located in foreign subsidiary accounts at June 30, 2015.  Although we have no current repatriation plans, there may be tax and other impediments to repatriating the cash to the United States.  Our working capital may be used to fund growth initiatives including acquisitions, as well as share repurchases, which could reduce our liquidity.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

OFF-Balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 6, “Operating Lease Commitments” and Note 7, “Other Commitments”, we have no off-balance sheet arrangements.

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $197,000 in the second quarter of 2015 compared to $562,000 in the second quarter of 2014.  Adjusted EBITDA excluding equity compensation (a non-cash item) and restructure charge was $345,000 in the second quarter of 2015, compared to $687,000 in the second quarter of 2014.

EBITDA was $372,000 for the first six months of 2015 compared to $384,000 in the first six months of 2014.  Adjusted EBITDA excluding equity compensation and restructure charge was $610,000 for the first six months of 2015, compared to $608,000 for the first six months of 2014.

Non-GAAP financial measures, such as EBITDA and adjusted EBITDA, should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.  We believe that these non-GAAP financial measures provide meaningful supplemental information regarding the Company’s results and facilitate the comparison of results.  A reconciliation of net income to EBITDA and adjusted EBITDA follows:

Non-Generally accepted accounting principles (GAAP) FINANCIAL Measure RECONCILIATION

	Three Months Ended		Six Months Ended
	Jun. 30, 2015	Jun. 30, 2014	Jun. 30, 2015	Jun. 30, 2014
(in thousands)
Net Income	$100	$447	$149	$104
Interest (income) expense	(27)	(53)	(58)	(72)
Taxes	(2)	7	7	32
Depreciation & amortization	126	161	274	320
EBITDA earnings	$197	$562	$372	$384

Equity compensation	148	125	238	211
Restructure charge	-	-	-	13
Adjusted EBITDA earnings,
excluding equity compensation
and restructure charge	$345	$687	$610	$608

RECENT ACCOUNTING ANNOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (ASU 2014-09). The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.  ASU 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016.  The FASB has recently proposed a one year deferral of the effective date.  Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment.  The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of June 30, 2015, we were not a party to any material pending legal proceedings.

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

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

                                None

Item 3.                  Defaults Upon Senior Securities

                                None

Item 4.                  Mine Safety Disclosures

                                Not Applicable

Item 5.                  Other Information

                                None

Item 6.                  Exhibits

(a)    Exhibits

                 10   Material Contracts:

           10.29                 Third Amendment to Lease, (Redmond East) between Data I/O Corporation and Arden Realty Limited Partnership, made as of June 1, 2015.

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

DATED:   August 13, 2015

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

DATED:   August 13, 2015

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

DATED:   August 13, 2015

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2015 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony Ambrose, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 13, 2015

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2015 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 13, 2015