Form 10-Q
period 2015-09-30
DATA I/O CORP
filed 2015-11-12
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Shares of Common Stock, no par value, outstanding as of November 1, 2015:

7,943,720

PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	September 30, 2015	December 31, 2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,995	$9,361
Trade accounts receivable, net of allowance for
doubtful accounts of $95 and $93, respectively	5,139	4,109
Inventories	3,623	4,445
Other current assets	311	426
TOTAL CURRENT ASSETS	18,068	18,341

Property, plant and equipment – net	973	926
Other assets	63	65
TOTAL ASSETS	$19,104	$19,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$994	$968
Accrued compensation	1,476	1,756
Deferred revenue	1,087	1,801
Other accrued liabilities	651	640
Accrued costs of business restructuring	-	113
TOTAL CURRENT LIABILITIES	4,208	5,278

Long-term other payables	380	183

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 7,930,867 shares as of September 30,
2015 and 7,861,141 shares as of December 31, 2014	18,964	18,704
Accumulated earnings (deficit)	(5,354)	(5,943)
Accumulated other comprehensive income	906	1,110
TOTAL STOCKHOLDERS’ EQUITY	14,516	13,871
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,104	$19,332

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net Sales	$6,159	$6,213	$17,019	$16,631
Cost of goods sold	2,990	2,822	8,270	7,723
Gross margin	3,169	3,391	8,749	8,908
Operating expenses:
Research and development	1,188	1,217	3,530	3,539
Selling, general and administrative	1,505	1,444	4,457	4,588
Provision for business restructuring	-	-	-	13
Total operating expenses	2,693	2,661	7,987	8,140
Operating income	476	730	762	768
Non-operating income (expense):
Interest income	30	50	88	122
Foreign currency transaction gain (loss)	(50)	(139)	(237)	(113)
Total non-operating income (expense)	(20)	(89)	(149)	9
Income before income taxes	456	641	613	777
Income tax (expense) benefit	(17)	5	(24)	(27)
Net income	$439	$646	$589	$750

Basic earnings per share	$0.06	$0.08	$0.07	$0.10
Diluted earnings per share	$0.05	$0.08	$0.07	$0.09
Weighted-average basic shares	7,930	7,846	7,896	7,816
Weighted-average diluted shares	8,042	7,980	8,055	7,922

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net Income	$439	$646	$589	$750
Other comprehensive income:
Foreign currency translation gain (loss)	(92)	(77)	(204)	(273)
Comprehensive income	$347	$569	$385	$477

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$589	$750
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	401	456
Equipment transferred to cost of goods sold	184	688
Share-based compensation	330	301
Net change in:
Trade accounts receivable	(1,126)	(2,621)
Inventories	759	(601)
Other current assets	108	80
Accrued cost of business restructuring	(66)	(619)
Accounts payable and accrued liabilities	(348)	1,045
Deferred revenue	(603)	682
Other long-term liabilities	225	(35)
Net cash provided by (used in) operating activities	453	126

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(632)	(954)
Cash provided by (used in) investing activities	(632)	(954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of tax withholding	(55)	(18)
Cash provided by (used in) financing activities	(55)	(18)
Increase/(decrease) in cash and cash equivalents	(234)	(846)

Effects of exchange rate changes on cash	(132)	(181)
Cash and cash equivalents at beginning of period	9,361	10,426
Cash and cash equivalents at end of period	$8,995	$9,399

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income Taxes	$11	$15
See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of September 30, 2015 and September 30, 2014 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2014.

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

Income Tax

Historically, when accounting for uncertainty in income taxes, we have not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three and nine months ended September 30, 2015.  However, we have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

We have incurred net operating losses in certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses and credit carryforwards, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future.  There were $211,000 and $198,000 of unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of September 30, 2015 and 2014, respectively.

Tax years that remain open for examination include 2012, 2013 and 2014 in the United States of America.  In addition, tax years from 2001 to 2011 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.  ASU 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (ASU 2015-14).  ASU 2015-14 defers the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017. All other entities have an additional year. However, early adoption is permitted for any entity that chooses to adopt the new standard as of the original effective date.  We are in the process of evaluating the impact of adoption on our consolidated financial statements.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	September 30, 2015	December 31, 2014
(in thousands)
Raw material	$2,250	$2,429
Work-in-process	1,071	1,288
Finished goods	302	728
Inventories	$3,623	$4,445

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	September 30, 2015	December 31, 2014
(in thousands)
Leasehold improvements	$188	$415
Equipment	5,645	6,208
	5,833	6,623
Less accumulated depreciation	4,860	5,697
Property and equipment, net	$973	$926

NOTE 4 – BUSINESS RESTRUCTURING

Our previous years’ restructure actions have been fully implemented.  As a result of the lease amendment discussed in Note 6, “Operating Lease Commitments”, in July 2015, the balance of the restructure liability of approximately $120,000 was incorporated into our deferred rent liability as part of the new lease incentive.

An analysis of the business restructuring is as follows:

	Reserve Balance Dec. 31, 2013	2014 Expense	2014 Payments/ Write-Offs	Reserve Balance Dec. 31, 2014	2015 Expense	2015 Payments/ Write-Offs	Reserve Balance Sep. 30, 2015
(in thousands)
Downsizing US operations:
Employee severance	$230	($16)	$214	$0	$0	$0	$0
Other costs	240	25	94	171	-	171	-
Downsizing foreign operations:
Employee severance	372	16	371	17	-	17	-
Other costs	31	(12)	19	-	-	-	-
Total	$873	$13	$698	$188	$0	$188	$0

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	September 30, 2015	December 31, 2014
(in thousands)
Product warranty	$361	$339
Sales return reserve	61	55
Other taxes	148	87
Other	81	159
Other accrued liabilities	$651	$640

The changes in Data I/O's product warranty liability for the nine months ending September 30, 2015 are as follows:

September 30, 2015
(in thousands)
Liability, beginning balance	$339
Net expenses	605
Warranty claims	(605)
Accrual revisions	22
Liability, ending balance	$361

NOTE 6 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2015 (remaining)	$137
2016	455
2017	527
2018	507
2019	516
Thereafter	680
Total	$2,822

During the second quarter of 2015, we amended our lease agreement for the Redmond, Washington headquarters facility effective July 8, 2015.  The amended lease resulted in our headquarters relocating to a nearby building, extending the term through April 2021, lowering the square footage to approximately 20,460, providing lease inducement incentives and lowering the rental rate.  The new lease commitment of approximately $1.7 million will be paid over the term of the lease.  As a result of this lease amendment, the remaining balance of the restructure liability of approximately $120,000 was incorporated into our deferred rent liability in July, 2015.

During the second quarter of 2015, we renewed our lease agreement for our Shanghai, China facility, effective June 15, 2015, extending the term through December 31, 2015.  Operations are expected to continue in this facility through January 31, 2016.

In October 2015, we signed a lease agreement for a new facility located in Shanghai, China which was effective November 1, 2015 and extends through October 31, 2021.  The new lease will approximately double our space to 19,400 square feet at approximately 54% of the current lease rate.

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

NOTE 7 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At September 30, 2015, the purchase commitments and other obligations totaled $958,000 of which all but $59,000 are expected to be paid over the next twelve months.

NOTE 8 – CONTINGENCIES

As of September 30, 2015, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2015	Sep. 30, 2014	Sep. 30, 2015	Sep. 30, 2014
(in thousands except per share data)
Numerator for basic and diluted
earnings per share:
Net income	$439	$646	$589	$750

Denominator for basic
earnings per share:
weighted-average shares	7,930	7,846	7,896	7,816

Employee stock options and awards	112	134	159	106

Denominator for diluted
earnings per share:
adjusted weighted-average shares &
assumed conversions of stock options	8,042	7,980	8,055	7,922

Basic and diluted
earnings per share:
Total basic earnings per share	$0.06	$0.08	$0.07	$0.10
Total diluted earnings per share	$0.05	$0.08	$0.07	$0.09

Options to purchase 162,526 and 417,362 shares were outstanding as of September 30, 2015 and 2014, respectively, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and nine months ended September 30, 2015 and 2014, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2015	Sep. 30, 2014	Sep. 30, 2015	Sep. 30, 2014
(in thousands)
Cost of goods sold	$2	$2	$11	$4
Research and development	18	20	58	60
Selling, general and administrative	73	68	261	237
Total share-based compensation	$93	$90	$330	$301

Impact on net earnings per share:
Basic and diluted	($0.01)	($0.01)	($0.04)	($0.04)

Equity awards granted during the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2015	Sep. 30, 2014	Sep. 30, 2015	Sep. 30, 2014
(in thousands)
Restricted Stock	-	-	193.8	188.9
Stock Options	-	-	-	3.0

Non-employee directors Restricted Stock Units (“RSU’s”) generally vest over one year, employee RSU’s vest over four years with the expense being recognized over the vesting period.

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model.  The following weighted average assumptions were used to calculate the fair value of stock options granted during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2015	Sep. 30, 2014	Sep. 30, 2015	Sep. 30, 2014

Risk-free interest rates	-	-	-	1.31%
Volatility factors	-	-	-	0.51
Expected life of the option in years	-	-	-	4.00
Expected dividend yield	-	-	-	None

There were no stock option awards in 2015 or in the third quarter of 2014.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at September 30, 2015 are:

Sep. 30, 2015
(in thousands unless specified)
Unamortized future equity compensation expense	$1,133
Remaining weighted average amortization period in years	2.76

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

OVERVIEW

We are particularly focused on profitably managing and growing the core programming business, while developing and enhancing products to drive future revenue and earnings growth.  Part of the strategy is to gain market share and to expand addressable markets.  Our challenge is growing and profitably operating in a cyclical and rapidly evolving industry environment, particularly while we have experienced unfavorable currency rate fluctuations.  We are balancing business geography shifts, new product launches, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.

We focus our research and development efforts in our strategic growth markets, namely new programming technology, automated programming systems for the manufacturing environment and software.  We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including NAND Flash, e-MMC, and microcontrollers on our newer products.  During 2014 and 2015, we continued to enhance our PSV7000, Data I/O’s most advanced programming system which can cut the cost of programming and represents new capabilities to handle and program small parts.  In July 2014, we announced our new PSV3000 automated programming system, which was specifically designed to meet the needs of Chinese and Asian local manufacturers moving from manual to automated programming.  The PSV3000 is being sold in Asia and recently won the 2015 SMT China Vision Award for Device Programming and the 2015 EM Asia Innovation Award for Programming Systems.  In April 2015, we announced our new PSV5000 automated programming system, which will replace our PS388 system with a more integrated solution at a lower cost.

We are focused on strategic high volume manufacturers in key market segments like automotive electronics, wireless and consumer electronics, industrial controls including ”Internet of Things” electronics, and programming centers.

BUSINESS RESTRUCTURING PROGRESS

Our previous years’ restructure actions have been fully implemented.  As a result of the lease amendment discussed in Note 6, “Operating Lease Commitments”, in July 2015, the balance of the restructure liability of approximately $120,000 was incorporated into our deferred rent liability as part of the new lease incentive.

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

Results of Operations

Net Sales

	Three Months Ended			Nine Months Ended
Net sales by product line	Sep. 30, 2015	Change	Sep. 30, 2014	Sep. 30, 2015	Change	Sep. 30, 2014
(in thousands)
Automated programming systems	$4,762	4.0%	$4,580	$12,914	11.3%	$11,608
Non-automated programming systems	1,397	(14.5%)	1,633	4,105	(18.3%)	5,023
Total programming systems	$6,159	(0.9%)	$6,213	$17,019	2.3%	$16,631

	Three Months Ended			Nine Months Ended
Net sales by location	Sep. 30, 2015	Change	Sep. 30, 2014	Sep. 30, 2015	Change	Sep. 30, 2014
(in thousands)
United States	$449	7.2%	$419	$1,846	16.6%	$1,583
% of total	7.3%		6.7%	10.8%		9.5%

International	$5,710	(1.4%)	$5,794	$15,173	0.8%	$15,048
% of total	92.7%		93.3%	89.2%		90.5%

Net sales in the third quarter of 2015 were $6.2 million compared with $6.2 million in the third quarter of 2014, and sequentially up 24% compared with $5.0 million in the second quarter of 2015.  The $6.2 million third quarter of 2015 net sales were achieved by sales growth of our PSV family, which offset the impact of unfavorable foreign currency translation rates.  Sales to the automotive electronics market and Asian programming centers were strong during the quarter.  On an international regional basis, revenue in the third quarter of 2015 increased in Asia 79% and in Europe 18% and declined 62% in the Americas compared to the third quarter of 2014.  The decline in the Americas was primarily due to weaker sales in Latin America attributed to unfavorable foreign currency translation rates.  Net sales in the third quarter of 2015 compared to same period in 2014 were unfavorably impacted by approximately $260 thousand due to the change in average foreign currency translation rates related to the U.S. Dollar compared to the Euro.  A sales breakdown by type for the third quarter of 2015 was 68% equipment, 24% adapters, and 8% software and maintenance.  Adapters are a consumable item and software and maintenance are typically recurring under annual subscription contracts.

Orders for the third quarter of 2015 were $5.9 million, up 10%, compared with $5.4 million in the third quarter of 2014, primarily resulting from higher orders in the automotive market, offset in part by unfavorable currency translation rates and lower orders in Latin American markets.  Backlog was $1.6 million at September 30, 2015, compared to $2.0 million at September 30, 2014 and $1.9 million at June 30, 2015.  Deferred revenue was $1.1 million at September 30, 2015, compared to $1.8 million at September 30, 2014 and $1.0 million at June 30, 2015.

For the nine months ending September 30, 2015, compared to the same period in 2014, the net sales increase was primarily due to higher sales of our PSV family of automated programming systems.  On a regional basis, net sales increased 48% in Asia and 11% in Europe, while declining 41% in the Americas compared to the same period in 2014.  Net sales for the nine months ending September 30, 2015 compared to same period in 2014 were unfavorably impacted by approximately $1 million due to the change in average foreign currency translation rates related to the U.S. Dollar compared to the Euro.

Gross Margin

	Three Months Ended			Nine Months Ended
	Sep. 30, 2015	Change	Sep. 30, 2014	Sep. 30, 2015	Change	Sep. 30, 2014
(in thousands)
Gross margin	$3,169	(6.5%)	$3,391	$8,749	(1.8%)	$8,908
Percentage of net sales	51.5%		54.6%	51.4%		53.6%

Gross margin as a percentage of sales in the third quarter of 2015 was 51.5%, compared with 54.6% in the third quarter of 2014.  The gross margin decrease as a percentage of sales for the third quarter was primarily due to the impact of foreign currency exchange rates and a less favorable product and channel mix.  The channel mix trend is likely to continue as Latin America economic issues impact our representative channel sales and shift the mix toward Asian distributors.

For the first nine months of 2015 compared to the same period in 2014, the decrease in gross margin was generally due to the same factors discussed above for the third quarter.

Research and Development

	Three Months Ended			Nine Months Ended
	Sep. 30, 2015	Change	Sep. 30, 2014	Sep. 30, 2015	Change	Sep. 30, 2014
(in thousands)
Research and development	$1,188	(2.4%)	$1,217	$3,530	(0.3%)	$3,539
Percentage of net sales	19.3%		19.6%	20.7%		21.3%

Research and development (“R&D”) decreased $29 thousand in the third quarter of 2015 compared to the same period in 2014, primarily due to lower R&D materials and depreciation offset in part by consulting, professional services and incentive programs.

For the first nine months of 2015 compared to the same period in 2014, the decrease in R&D expense was generally due to the same factors discussed above for the third quarter.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	Sep. 30, 2015	Change	Sep. 30, 2014	Sep. 30, 2015	Change	Sep. 30, 2014
(in thousands)
Selling, general &
administrative	$1,505	4.2%	$1,444	$4,457	(2.9%)	$4,588
Percentage of net sales	24.4%		23.2%	26.2%		27.6%

Selling, General and Administrative (“SG&A”) expenses increased $61 thousand in the third quarter of 2015  compared to the same period in 2014, primarily reflecting the one-time expense of our Redmond headquarters move of approximately $90 thousand that was completed in July 2015 with a savings of $50 thousand per quarter compared to our previous lease.

For the first nine months of 2015 compared to the same period in 2014, the decrease in SG&A expense was generally due to the same factors discussed above for the third quarter offset by savings resulting from prior years’ restructuring actions and cost controls.

Interest

	Three Months Ended			Nine Months Ended
	Sep. 30, 2015	Change	Sep. 30, 2014	Sep. 30, 2015	Change	Sep. 30, 2014
(in thousands)
Interest income	$30	(40.0%)	$50	$88	(27.9%)	$122

Interest income decreased in the third quarter of 2015 compared to the same period in 2014, primarily due to lower invested cash balances.

For the first nine months of 2015 compared to the same period in 2014, the decrease in interest income was generally due to the same factors discussed above for the third quarter.

Income Taxes

	Three Months Ended			Nine Months Ended
	Sep. 30, 2015	Change	Sep. 30, 2014	Sep. 30, 2015	Change	Sep. 30, 2014
(in thousands)
Income tax (expense) benefit	($17)	*	$5	($24)	(11.1%)	($27)
* not meaningful

Income tax (expense)/benefit for the third quarter of 2015 compared to same period in 2014, primarily resulted from foreign subsidiary income tax and refunds received in 2014 by foreign subsidiaries.

For the first nine months of 2015 compared to the same period in 2014, income tax expense was generally due to the same factors discussed above for the third quarter.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $11.6 million as of September 30, 2015.  Our deferred tax assets and valuation allowance have been reduced by approximately $211 thousand and $198 thousand associated with the requirements of accounting for uncertain tax positions as of September 30, 2015 and 2014, respectively.  Given the uncertainty created by our past loss history and the cyclical nature of the industry in which we operate, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Financial Condition

Liquidity and Capital Resources

	Sep. 30, 2015	Change	Dec. 31, 2014
(in thousands)
Working capital	$13,860	$797	$13,063

During the third quarter of 2015, inventory decreased $493 thousand, primarily due to the high volume of shipments to customers, with the increased sales volume and late quarter shipments contributing to a $1.7 million increase in accounts receivable.

For the first nine months of 2015, our working capital increase primarily relates to the drawing down of the PS family inventory level and recognition of deferred revenue systems earlier in the year.

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

As a result of our significant product development, customer support, selling and marketing efforts, we have required substantial working capital to fund our operations.  Prior to 2014, we restructured our operations to lower our costs and operating expenditures particularly in some geographic regions.  This allowed us to  invest in other regions which created headroom to hire critical product development resources, lower the level of revenue required for our net income breakeven point, offset in part, costs rising over time, preserved our cash position and allowed us to focus on profitable operations.

We believe that we have sufficient working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  Approximately $5.1 million of our cash is located in foreign subsidiary accounts at September 30, 2015.  Although we have no current repatriation plans, there may be tax and other impediments to repatriating the cash to the United States.  Our working capital may be used to fund growth initiatives including acquisitions, as well as share repurchases, which could reduce our liquidity.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

OFF-Balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 6, “Operating Lease Commitments” and Note 7, “Other Commitments”, we have no off-balance sheet arrangements.

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $552 thousand in the third quarter of 2015 compared to $728 thousand in the third quarter of 2014.  Adjusted EBITDA, excluding equity compensation (a non-cash item) and restructure charge, was $645 thousand in the second quarter of 2015, compared to $818 thousand in the third quarter of 2014.

EBITDA was $925 thousand for the first nine months of 2015 compared to $1.1 million in the first nine months of 2014.  Adjusted EBITDA, excluding equity compensation and restructure charge, was $1.3 million for the first nine months of 2015, compared to $1.4 million for the first nine months of 2014.

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

Non-Generally accepted accounting principles (GAAP) FINANCIAL Measure RECONCILIATION

	Three Months Ended		Nine Months Ended
	Sep. 30, 2015	Sep. 30, 2014	Sep. 30, 2015	Sep. 30, 2014
(in thousands)
Net Income	$439	$646	$589	$750
Interest (income) expense	(30)	(50)	(88)	(122)
Taxes	17	(5)	24	27
Depreciation & amortization	126	137	400	457
EBITDA earnings	$552	$728	$925	$1,112

Equity compensation	93	90	330	301
Restructure charge	-	-	-	13
Adjusted EBITDA earnings,
excluding equity compensation
and restructure charge	$645	$818	$1,255	$1,426

RECENT ACCOUNTING ANNOUNCEMENTS

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). The standard provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.  ASU 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (ASU 2015-14).  ASU 2015-14 defers the effective date of the new revenue recognition standard by one year. As such, it now takes effect for public entities in fiscal years beginning after December 15, 2017. All other entities have an additional year. However, early adoption is permitted for any entity that chooses to adopt the new standard as of the original effective date.  We are in the process of evaluating the impact of adoption on our consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of September 30, 2015, we were not a party to any material pending legal proceedings.

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

DATED:   November 12, 2015

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

DATED:   November 12, 2015

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

DATED:   November 12, 2015

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2015 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony Ambrose, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 12, 2015

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2015 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 12, 2015