Form 10-K
period 2015-12-31
DATA I/O CORP
filed 2016-03-28
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)                                                             FORM 10-K

(X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

 Large accelerated filer __  Accelerated filer __  Non-accelerated filer __  Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  __ No X

Aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant as of June 30, 2015:

$25,317,395

Shares of Common Stock, no par value, outstanding as of March 24, 2016:

7,905,748

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its May 24, 2016 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

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

Our mission is to deliver high-value systems, software and services to the expanding programmable semiconductor market by providing a software-rich programming platform for content delivery.  Programmable devices are used in products such as automobile electronics, smartphones, HDTV, tablets and gaming systems.  Our solutions, some of which include associated intellectual property management, secure content management and process control capabilities, enable us to address the demanding requirements of the electronic device market, where applications and intellectual property protection are essential to our customer’s success.  Our largest customers are heavy users of programmable semiconductor devices and include original equipment manufacturers (“OEMs”) in automotive electronics, wireless, consumer electronics and the Internet of Things (“IoT”) and their electronic manufacturing service (“EMS”) contract manufacturers.

Data I/O was incorporated in the State of Washington in 1969 and its business was founded in 1972.

Industry Background

We enable companies to improve productivity and reduce costs by providing device programming solutions that allow our customers to take intellectual property (large design and data files) and protect and program it into memory, microcontroller and logic devices quickly and cost-effectively.  We also provide services related to hardware support, system installation and repair, and device programming.  Companies that design and manufacture products utilizing programmable electronic devices, ranging from automobiles to cell phones, purchase programming solutions from us.  Trends of increasing device densities and customers increasing their software content file sizes, combined with the increasing numbers of intelligent devices such as automotive electronics and IoT applications, are driving demand for our solutions.

Traditionally, our programming market opportunity focused on the number of semiconductor devices to be programmed, but because of the rapid increase in the density of devices, the focus has shifted in many cases from the number of devices to the number of bits per device to be programmed.  With expected growth in IoT applications, the business opportunity for this market differentiates on quality and automation with increasing focus on security and very small devices.

Our automated programming systems integrate both programming and handling functions into a single product solution.  Quality conscious customers, particularly those in high-volume manufacturing and programming, continue to drive this portion of our business.

Products

In order to accommodate the expanding variety and quantities of programmable devices being manufactured today, we offer multiple solutions for the numerous types of device mix and volume usage by our customers in the various market segments and applications.  We work closely with leading manufacturers of programmable devices to develop our products to meet the requirements of a particular device.  Our newer products are positioned and recognized as some of the most advanced programming equipment and associated intellectual property management solutions.

Our PSV7000 Automated Programming System has continued to be adopted in the marketplace, in particular for automotive electronics customers, and has previously won the Global Technology Award at Productronica, the Circuits Assembly NPI Award and the EM Asia Innovation Award.  Our PSV3000 Automated Programming System, developed for the local Asian automation market, was introduced in July 2014 and has previously won the Global Technology Award for Device Programming at SMTA International, the EM Asia Innovation Award and the SMT China Vision Award.  Our PSV5000 automated programming system, which replaces our PS388 system with a more integrated solution at a lower cost, was introduced in April 2015.  Our LumenXTM programmer won the Global Technology Award at Productronica in November 2015 and the Circuits Assembly NPI award in March 2016.  In 2015, approximately 69% of our capital equipment sales came from PSV family and LumenX™ which were introduced over the last 3 years.

Our programming solutions include a broad range of products, systems, modules and accessories, grouped into two general categories: automated programming systems and manual programming systems.  We provide two categories of automated programming systems: off-line and in-line.  Our automated systems have list selling prices ranging from $61,000 to $390,000 and our manual systems have list selling prices ranging from $9,500 to $27,000.  Our common programming platform, FlashCORE™, and our universal job setup tool, Tasklink™ for Windows®, are available in each family of our automated programming systems and in FlashPAK™, our manual programming system.  Our newest programming technology, LumenX™, is available on our PSV7000 and as a standalone manual programmer.  In addition, we provide device support and service on all of our products.  Device support is a critical aspect of our business and consists of writing software algorithms for devices and developing socket adapters to hold and connect to the device for programming.

Our products have both an upfront solution sale and recurring revenue elements.  Adapters are a consumable item and software and maintenance are typically recurring under annual subscription contracts.  We experienced a larger percentage of capital equipment sales in 2015 compared to 2014, which we believe was primarily due to a rebound in capital spending.

Sales Percentage of Total Sales Breakdown by Type
Sales Type	2015	2014	Drivers
Equipment Sales	65%	60%	Capacity, Process improvement, Technology
Adapter Sales	25%	28%	Capacity utilization, New customer products
Software and Maintenance Sales	10%	12%	Installed base, Added capabilities
Total	100%	100%

The table below presents our main products and the key features that benefit our customers:

Products	Key Features	Customer Benefits
PSV Handlers: Off-line (Automated)

•         Fast program and verify speeds

•         Up to 114 programming sites

•         Up to 2000 devices per hour throughput

•         Supports LumenX™ and FlashCORE III programmers

•         Supports multiple media types

•         Supports quality options – fiber laser marking, 3D coplanarity

•         Factory Integration Software & other Software

•         Managed and secure programming

•         High throughput for high density Flash programming

•         High flexibility with respect to I/O options (tray, tape, tube), marking/labeling and vision for coplanarity inspection

RoadRunner & RoadRunner3 Series Handlers: In-line, (Automated)

•         Just-in-time in-line programming

•         Direct integration with placement machine supporting SIPLACE, Fuji NXT, Panasonic, Universal/Genesis and Assembleon

•         Factory Integration Software

•         Supports FlashCORE III programmers

• Dramatic reduction in inventory carrying and rework costs • “Zero” footprint • Rapid return on investment (“ROI”) typically realized in a matter of months • Integration with factory systems

Products	Key Features	Customer Benefits
LumenXTM Programmer	• Extensible architecture for fast program, verify and download speeds • Large file size support • Secure Job creation • 8 sockets with tool-less changeover with single socket adapters	• Managed and secure programming • Fast setup and job changeover • Highest yield and low total cost of programming
FlashPAK III programmer: (Non-Automated)	• Scalability • Network control via Ethernet • Stand-alone operation or PC compatible • Parallel programming	• Validate designs before moving down the firmware supply chain • Unmatched ease of use in manual production systems
Sprint/Unifamily programmers: Off-line, Low Volume and Engineering (Non-Automated) (Legacy Equipment)	• Breadth of device coverage	• Universal programmer

Customers/Markets

We sell our solutions to customers worldwide, many of whom are world-class manufacturers of electronic devices used in a broad range of industries, as described in the following table:

Customer Types
	OEMs			EMS	Programming Centers
	Automotive Electronics	IoT, Industrial, Consumer Electronics	Wireless	Contract Manufacturers
Notable end customers	Delphi, Bosch, Alpine, Visteon, Kostal, Harman Becker, Denso, Continental, Panasonic, Magna, Magnetti Marelli	Square D, Siemens, Danfoss, Philips, Schneider, Endress+Hauser, Pilz, Insta, Carrier, Microsoft, Sony, Amazon, UTC	LG, TCL, Blackberry, Sony, HTC, ZTE	Pegatron, Flextronics, Jabil, Wistron, Sanmina SCI, Foxconn, Leesys, Calcomp	Arrow, Avnet, BTV, HTV, CPS, EPS, Elmitech, Noa(Toshiba)
Business drivers	Safety, navigation and infotainment devices, increased electronic content to support autonomous driving	Higher functionality driven by increasing electronic content. Shift from analog to connected intelligent devices, security	Applications, features & functionality of converged devices, large memories, security	Acquisition of OEM factories, production contract wins	Value-added services, logistics
Programming equipment drivers	Process improvement and simplification, new product rollouts, growing file sizes, quality control and traceability	Process improvement and simplification as well as new product rollouts	Rollout of new products that incorporate higher functionality, more memory and new technology, e.g. e-MMC	New contracts from OEMs, programming solutions specified by OEMs	Capacity utilization of their installed base of equipment, small parts handling, security

Buying criteria	Quality, reliability, configuration control, traceability, global support, intellectual property protection	Quality, reliability, configuration control, traceability, security	Throughput, technical capability to support evolving technology, global support, intellectual property protection, robust algorithms, low cost	Lowest equipment procurement cost, global support	Flexibility, lowest life-cycle cost-per programmed-part, low changeover time; use of multiple vendors provides negotiating leverage, device support availability

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

Our device programming solutions currently target two high growth, high volume markets: automotive electronics and IoT systems including Industrial and Consumer devices.

We have derived estimates of the size of the pre-programming served available market that our programming systems address.  We believe this market is expected to double over the next five years based on BI Intelligence estimates of IOT Unit Growth through 2019 and key automotive electronics forecasts.  These forecasts include: Global Automotive Infotainment Operating System Sales Forecast by IHS Automotive, showing unit growth doubling over four years, as well as OEM Light Vehicle ADAS (Advanced Driver Assist Systems) Spend by Strategy Analytics for spending growth projected by year through 2021.  Based on these market forecasts and assuming sustained capital spending in our other pre-programming market sectors, we believe we are well-positioned for growth in 2016 and beyond.

Growth drivers for automotive electronics

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

•         Proliferation of programmable microcontrollers to support the next-generation electronic car systems

•         Increasing use of high-density flash to provide memory for advanced applications that require programming

•         Increasing complexity to support autonomous vehicles

Growth drivers for IoT: including industrial and consumer devices

•         Securely controlling groups of connected devices

•         Adding intelligence and processing into devices

•         Connecting previously unconnected devices to networks and the internet (such as intelligent thermostats and lighting)

•         Emergence of new devices and applications (such as wearables)

During 2015, we sold products to over 400 customers throughout the world. The following customers represented greater than 10% of sales in the applicable year:

2015       One customer, Data Copy Limited, our distributor in China accounted for approximately 15% of net sales.

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

The following customers represented greater than 10% of our consolidated accounts receivable balance as of December 31 of the applicable year:

2015       Four customers accounted for greater than 10% of our consolidated accounts receivable balance at December 31, 2015: Data Copy Limited, our distributor in China and LeChamp, our distributor in south-east Asia, together represented 37% of that balance and our direct customers, Flextronics and Arrow, together represented 23%.

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

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives and direct telesales.  Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by us.  Net sales in the United States for 2015, 2014 and 2013 were (in millions) $2.2, $2.1 and $2.3 respectively.  Some of our customer’s orders delivered internationally are heavily influenced by U.S. sales based efforts.

International Sales

International sales represented approximately 90%, 90% and 88% of net sales in 2015, 2014, and 2013, respectively.  We make foreign sales through our wholly-owned subsidiaries in Germany and China, as well as through independent distributors and sales representatives located in 47 other countries.  Our independent foreign distributors purchase our products for resale and we generally recognize the sale at the time of shipment to the distributor.  As with U.S. sales representatives, sales made by international sales representatives are on an agency basis, with shipments made directly to the customer by us.

Net international sales for 2015, 2014, and 2013 were (in millions) $19.8, $19.8 and $16.4, respectively.  We determine international sales by the international geographic area into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers.  International sales do not include transfers between Data I/O and our foreign subsidiaries.  Export sales are subject to U.S. Department of Commerce regulations.  We have not, however, experienced difficulties to date as a result of these requirements.  We have not made sales to Iran or any Iranian governmental entities or any other blacklisted companies or countries.

Fluctuating exchange rates and other factors beyond our control, such as international monetary stability, tariff and trade policies and U.S. and foreign tax and economic policies, affect the level and profitability of international sales.  We cannot predict the effect of such factors on our business, but we try to consider and respond to changes in these factors, particularly as the majority of our costs are U.S. based while the vast majority of our sales are international.  According to the Board of Governors of the Federal Reserve System (US), the U.S. Dollar strengthened on a trade weighted basis approximately 20% during 2015.  This made our products priced in U.S. Dollars cost on average 20% more in a local currency or sales by our subsidiaries in their functional currency translate into less sales in U.S. Dollars.

Competition

The competition in the programming systems market is highly fragmented with a small number of organizations selling directly competitive solutions and a large number of smaller organizations offering less expensive solutions.  In particular, low cost automated solutions have gained market share in recent years, where the competition is primarily based on price.  Typically, their equipment meets a “good enough” standard, but with reduced quality, traceability, and other software features such as factory integration software.  Many of these competitors compete on a regional basis, with local language and support.

In addition, we compete with multiple substitute forms of device programming including “home grown” solutions.  Programming after device placement may be done with In System Programming (“ISP”).  Some automotive products may also be programmed over the air (“OTA”).  IoT devices may also be programmed with ISP or OTA.  In addition, new security devices may be required to be programmed using device-specific programmers developed by the semiconductor manufacturer.

While we are not aware of any published industry market information covering the programming systems market, according to our internal analysis of competitors’ revenues, we believe we continue to be the largest competitor in the programming systems equipment market and have been gaining market share especially with our new products.

Business Restructure

No additional restructuring activities were taken by Data I/O in 2015 or 2014 and our previous years’ restructure actions have been fully implemented.  As a result of the lease amendment discussed in Note 7, “Operating Lease Commitments”, in July 2015, the balance of the restructure liability of approximately $120,000 was incorporated into our deferred rent liability as part of the new lease incentive.

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

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty, except for contracts calling for custom configuration.  To date, such cancellations have not had a material effect on our sales volume.  To meet customers’ delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders.  Most orders are scheduled for delivery within 1 to 60 days after receipt of the order.  Our backlog of pending orders was approximately $700,000, $1,900,000, and $1,900,000 as of December 31, 2015, 2014, and 2013, respectively.  The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

Research and Development

We believe that continued investment in research and development is critical to our future success.  We continue to develop new technologies and products and enhance existing products.  Future growth is, to a large extent, dependent upon the timely development and introduction of new products, as well as the development of algorithms to support the latest programmable devices.  Where possible, we may pursue partnerships and other strategic relationships to add new products, capabilities and services.  We are currently focusing our research and development efforts on strategic growth markets, namely new programming technology and automated handling systems for managed and secure programming in the manufacturing environment, including new programmer technologies, support for the latest flash memories and microcontrollers, and new software capabilities.  We also continue to focus on increasing our capacity and responsiveness for new device support requests from customers and programmable integrated circuit manufacturers by revising and enhancing our internal processes and tools.  Our research and development efforts have resulted in the release of significant new products and product enhancements: 2013 – released our PSV7000 automated programming system; 2014 – released our PSV3000 automated programming system and enhancements for the PSV7000; 2015 - released our new LumenX programmer, our new PSV5000 programming system and enhancements for our PSV Systems.

During 2015, 2014, and 2013, we made expenditures for research and development of (in millions) $4.7, $4.7, and $4.6, respectively, representing 21.4%, 21.5%, and 24.5% of net sales, respectively.  Research and development costs are generally expensed as incurred.

Patents, Copyrights, Trademarks and Licenses

We rely on a combination of patents, copyrights, trade secrets and trademarks to protect our intellectual property, as well as product development and marketing skill, to establish and protect our market position.  We continue to apply for and add new patents to our patent portfolio as we develop strategic new technologies.

We attempt to protect our rights in proprietary software, including LumenX software, Flashcore software, TaskLink software, Factory Integration software and other software products, by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in our licenses, and by requiring our employees to execute non-disclosure agreements.  Our software products are not typically sold separately from sales of programming systems.  However, on those occasions where software is sold separately, revenue is recognized when a sales agreement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, portions of our products might possibly infringe upon existing patents or copyrights, and we may be required to obtain licenses or discontinue the use of the infringing technology.  We believe that any exposure we may have regarding possible infringement claims is a reasonable business risk similar to that assumed by other companies in the electronic equipment and software industries.  However, any claim of infringement, with or without merit, could be costly and a diversion of management’s attention, and an adverse determination could adversely affect our reputation, preclude us from offering certain products, and subject us to substantial liability.  As of December 31, 2015, there were no pending actions regarding infringement claims.

Employees

As of December 31, 2015, we had a total of 88 employees, of which 43 were located outside the U.S. and 7 of which were part time.  We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand and for special projects.  Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry.  None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable.  In foreign countries we have employment agreements or, in China, the Shanghai Foreign Services Co., Ltd. (“FSCO”) labor agreement.

Environmental Compliance

Our facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment.  Compliance with environmental laws has not had, nor is it expected to have, a material effect on our capital expenditures, financial position, results of operations or competitive position.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 24, 2016:

Name	Age	Position

Anthony Ambrose	54	President and Chief Executive Officer

Joel S. Hatlen	57	Vice President and Chief Financial Officer Secretary and Treasurer

Rajeev Gulati	52	Chief Technology Officer, Vice President of Engineering

Anthony Ambrose joined Data I/O in October 2012 and is our President and Chief Executive Officer.  He was appointed to the Board of Directors of Data I/O in October 2012.  Prior to Data I/O, Anthony was Owner and Principal of Cedar Mill Partners, LLC, a strategy consulting firm.  Until 2011, he was Vice President and General Manager at RadiSys Corporation, a leading provider of embedded wireless infrastructure solutions, where he led three product divisions and worldwide engineering.  At RadiSys, he established the telecom platform business and grew it to over $125M in annual revenues.  Until 2007, he was general manager and held several other progressively responsible positions at Intel Corporation, where he led development and marketing of standards based telecommunications platforms, and grew the industry standard server business to over $1B in revenues.  He is a member of the Evergreen Hospital Foundation Board of Trustees.  Mr. Ambrose has a Bachelors of Science in Engineering from Princeton University.

Joel S. Hatlen joined Data I/O in September 1991 and is our Vice President, Chief Financial Officer, Secretary and Treasurer since January 1998.  He served as Chief Accounting Officer since February 1997 and served as Corporate Controller from December 1993 to December 1997.  Previously, he was Tax Manager and Senior Tax Accountant.  From September 1981 until joining Data I/O, Joel was employed by Ernst & Young LLP as a Certified Public Accountant, where his most recent position was Senior Manager.  Joel holds a Masters in Taxation from Golden Gate University and a Bachelors in Business Administration in Accounting from Pacific Lutheran University.

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

Item 1A.  Risk Factors

Cautionary Factors That May Affect Future Results

Our disclosure and analysis in this Annual Report contains some forward-looking statements.  Forward-looking statements include our current expectations or forecasts of future events.  The reader can identify these statements by the fact that they do not relate strictly to historical or current facts.  In particular, these include statements relating to future action, prospective products, expected market growth, new technologies, establishing foreign operations, future performance or results of current and anticipated products, sales efforts, expenses, outsourcing of functions, outcome of contingencies, impact of regulatory requirements, restructure actions and financial results.

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

These problems may result in a delay or decline in sales or increased costs.

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

International sales represented approximately 90%, 90%, and 88% of our net sales for the fiscal years ended December 31, 2015, 2014, and 2013, respectively.  We expect that international sales will continue to be a significant portion of our net revenue.  International sales may fluctuate due to various factors, including:

•         fluctuations in foreign currency exchange rates; with a significant impact due to the 2015 strength of the U.S. Dollar and relative weakness of the Euro, as 39% of our 2015 sales were European-based and of those, a large portion of sales through our German subsidiary are denominated in Euros.  Because 90% of our sales are to international markets, volatile exchange rates may also impact our competiveness and margins

•         economic uncertainty related to the European sovereign debt situation

•         migration of manufacturing to low cost geographies

•         unexpected changes in regulatory requirements

•         tariffs and taxes

•         difficulties in staffing and managing foreign operations

•         longer average payment cycles and difficulty in collecting accounts receivable

•         compliance with applicable export licensing requirements and the Foreign Corrupt Practices Act

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

We have subsidiaries in Germany, China, Hong Kong, Brazil and Canada and large balances of cash are in our foreign subsidiaries (with 31% in China).  Our business and financial condition is sensitive to currency exchange rates and any restrictions imposed on their currencies including restrictions on repatriations of cash.  Any repatriation of cash could result in tax costs and corresponding deferred tax assets with related tax valuation allowances.  Currency exchange fluctuations in these countries may adversely affect our investment in our subsidiaries.

A decline in economic and market conditions may result in delayed or decreased capital spending and delayed or defaulted payments from our customers.

Our business is highly impacted by capital spending plans and other economic cycles that affect the users and manufacturers of integrated circuits.  These industries are highly cyclical and are characterized by rapid technological change, short product life cycles and fluctuations in manufacturing capacity and pricing and gross margin pressures.  As we experienced in recent prior years, our operations may in the future reflect substantial fluctuations from period-to-period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending.  In a difficult economic climate it may take us longer to receive payments from our customers and some of our customers’ business may fail, resulting in non-payment.  Our market growth forecasts and related business decisions may be wrong.  These factors could have a material adverse effect on our business and financial condition.

Failure to adapt to technology trends in our industry may impact our competitiveness and financial results.

Product and service technology in our industry evolves rapidly, making timely product innovation essential to success in the marketplace.  Introducing products and services with improved technologies or features may render our existing products obsolete and unmarketable.  Technological advances and trends that may negatively impact our business include:

•         new device package types, densities, chip interfaces and technologies requiring hardware and software changes in order to be programmed by our products, particularly certain segments of the high density flash memory markets where after placement programming is recommended by the semiconductor manufacturers

•         reduction in semiconductor process geometries for certain Multi Level Cell (MLC) and Triple Level Cell (TLC) NAND and eMMC FLASH memories impact the product data retention through Surface Mount Technology (SMT) reflow or X-ray inspection.  Improper SMT process control can negatively impact the end customer’s ability to successfully program devices prior to placement in manufacturing.  This can cause them to change their programing methods away from pre-programming to post placement programming techniques, including ISP.  Data I/O is working with semiconductor manufacturers to develop best practices to minimize the impact of reflow and potential concerns about X-ray induced data loss.

•         electronics equipment manufacturing practices, such as widespread use of in-circuit programming or downloading

•         adoption of proprietary security and programming protocols and additional security capabilities and requirements

•         customer software platform preferences different from those on which our products operate

•         customer adoption of newer semiconductor device technologies such as UFS memory or device interface methods such as PCI, particularly if these technologies are adopted by automotive electronics, IoT or wireless customers

•         more rigid industry standards, which would decrease the value-added element of our products and support services

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

Failure to adapt to increasing automotive electronics customer requirements

Quality standards and business requirements by our automotive electronics customers, driven in turn by their automotive manufacturer customers, may demand processes, and certifications at a higher level than we currently are structured to provide.  For example, we may be required to meet the ISO 9001 standard with certified audits or other quality standards.  In addition, contractual provisions may expose us to greater potential liability and costs and we may be required to provide higher service levels than we currently provide.  If we cannot adapt to these industry requirements or manage these contractual provisions, our business may be adversely affected.

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

If our relationships with semiconductor manufacturers deteriorate, our business may be adversely affected.

We work closely with most semiconductor manufacturers to ensure that our programming systems comply with their requirements.  In addition, many semiconductor manufacturers recommend our programming systems for use by users of their programmable devices.  Consolidation within the semiconductor industry may impact us.  These working relationships enable us to keep our programming systems product lines up to date and provide end-users with broad and current programmable device support.  As technology changes occur that limit the effectiveness of pre-placement programming, particularly for very small high density NAND, e-MMC and UFS devices, certain semiconductor manufacturers may not recommend or may not continue recommending our programming systems for these devices.  Our business may be adversely affected if our relationships with semiconductor manufacturers deteriorate.

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

Certain of our sockets, parts, subassemblies and boards are currently manufactured to our specifications by third-party foreign contract manufacturers and we are sourcing certain parts or options from foreign manufacturers.  We may not be able to obtain a sufficient quantity of these products if and when needed or the quality of these parts or options may not meet our standards, which may result in lost sales.

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

•         lack of acceptance of the acquired products by our sales channels or customers

•         entering markets where we have no or limited prior experience

•         potential loss of key employees of the acquired company

•         additional burden of support for an acquired programmer architecture

Future acquisitions may also impact our financial position.  For example, we may use significant cash or incur debt, which would weaken our balance sheet, or issue additional shares, potentially diluting existing shareholders.  We may also capitalize goodwill and intangible assets acquired, the impairment of which would reduce our profitability.  We cannot guarantee that future acquisitions will improve our business or operating results.

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

Failure to comply with increasing regulatory requirements may adversely affect our stock price and business.

As a public company, we are subject to numerous governmental and stock exchange requirements, with which we believe we are in compliance.  Our failure to meet regulatory requirements and exchange listing standards may result in actions such as: the delisting of our stock, impacting our stock’s liquidity; SEC enforcement actions; and securities claims and litigation.

The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet or we may fall out of compliance with, such as the internal controls auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not currently required to comply as we are a smaller reporting company.  We assume that we will continue to have the status of a smaller reporting company based on the aggregate market value of the voting and non-voting shares held as of June 30, 2015.  If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  In the event we may require additional cash for U.S. operations or other needs, it may cause the potential repatriation of cash from the $6.2 million held in our foreign subsidiaries.  Although we have no current repatriation plans, there may be tax, legal and other impediments to any repatriation actions.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

During the second quarter of 2015, we amended our lease agreement for the Redmond, Washington headquarters facility effective July 8, 2015. The amended lease resulted in our headquarters relocating to a nearby building, extending the term through April 2021, lowering the square footage to approximately 20,460, providing lease inducement incentives and lowering the rental rate. The new lease commitment of approximately $1.7 million will be paid over the term of the lease. As a result of this lease amendment, the remaining balance of the restructure liability relating to the lease of approximately $120,000 was incorporated into our deferred rent liability in July, 2015.  The lease base annual rental payments during 2015, 2014, and 2013 were approximately $296,000, $531,000, and $501,000, respectively.

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

During the second quarter of 2015, we renewed our lease agreement for our Shanghai, China facility, effective June 15, 2015, extending the term through December 31, 2015. Operations were arranged to continue in this facility through January 31, 2016.

In October 2015, we signed a lease agreement for a new facility located in Shanghai, China which was effective November 1, 2015 and extends through October 31, 2021.  The new lease will approximately double our space to 19,400 square feet at approximately 54% of the current lease rate.  In February 2016, we moved our Shanghai operations into this new facility.

Item 3.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of December 31, 2015, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows, for the periods indicated, the high and low price information for our Common Stock as reported by the NASDAQ Capital Market (NASDAQ symbol is DAIO).  The closing price was $2.52 on December 31, 2015.

	Period	High	Low

2015	Fourth Quarter	$3.20	$2.34
	Third Quarter	3.62	2.26
	Second Quarter	3.80	2.85
	First Quarter	3.75	3.01

2014	Fourth Quarter	$3.83	$2.92
	Third Quarter	3.63	2.67
	Second Quarter	3.15	2.18
	First Quarter	3.48	2.16

The approximate number of shareholders of record as of March 24, 2016 was 482.

Except for special cash dividend of $4.15 per share paid on March 8, 1989, we have not paid cash dividends on our Common Stock and do not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by us during the periods ended December 31, 2015 and 2014.

See Item 12 for the Equity Compensation Plan Information.

iSSUER pURCHASES OF eQUITY sECURITIES

Not applicable for 2015.

On February 24, 2016, our Board of Directors approved a share repurchase program with provisions to buy back up to $1 million dollars of our stock during the period from March 2, 2016 through March 31, 2017.  The program is expected to be established under a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking.  In particular, statements herein regarding economic outlook, industry prospects and trends; future results of operations or financial position; breakeven revenue point; expected market growth; integration of acquired products and operations; market acceptance of our newly introduced or upgraded products or services; development, introduction and shipment of new products or services; changing foreign operations; and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of these forward-looking statements after the date of this Annual Report.  The Reader should not place undue reliance on these forward-looking statements.  The following discussions and the section entitled “Risk Factors – Cautionary Factors That May Affect Future Results” describes some, but not all, of the factors that could cause these differences.

OVERVIEW

We continued our focus on managing the core programming business profitably, while developing and enhancing products to drive future revenue and earnings growth.  Our challenge continues to be operating in a cyclical and rapidly evolving industry environment.  We are continuing our efforts to balance business geography shifts, exchange rate volatility, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.  We continue to manage our costs carefully and create strategies for cost reduction.

We are focusing our research and development efforts in our strategic growth markets, namely new programming technology, automated programming systems and their enhancements for the manufacturing environment and software.  We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including NAND Flash, e-MMC, and microcontrollers on our newer products.  In 2015, we announced our new PSV5000 and our new LumenX™ programmer.

Our customer focus has been on strategic high volume manufacturers in key market segments like automotive electronics, IoT (Internet of Things), industrial controls, consumer electronics and wireless as well as programming centers.

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

Share-based Compensation:  We account for share-based awards made to our employees and directors, including employee stock option awards and restricted stock unit awards, using the estimated grant date fair value method of accounting.  For options, we estimate the fair value using the Black-Scholes valuation model and an estimated forfeiture rate, which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The expected stock price volatility assumption was determined using the historical volatility of our common stock.  Changes in the subjective assumptions required in the valuation model may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.  Restricted stock unit awards are valued based on the average of the high and low price on the date of the grant.  For both options and restricted awards, expense is recognized as compensation expense on the straight-line basis.  Employee Stock Purchase Plan (“ESPP”) shares were issued under provisions that do not require us to record any equity compensation expense.

Results of Operations:

Net Sales

Net sales by product line	2015	Change	2014
(in thousands)
Automated programming systems	$16,692	8.5%	$15,380
Non-automated programming systems	5,325	(18.6%)	6,544
Total programming systems	$22,017	0.4%	$21,924

Net sales by location	2015	Change	2014
(in thousands)
United States	$2,229	5.9%	$2,104
% of total	10.1%		9.6%
International	$19,788	(0.2%)	$19,820
% of total	89.9%		90.4%

Net sales were approximately the same for the years ended December 31, 2015 and 2014.  On a regional basis, net sales increased approximately 49% in Asia and 1% in Europe but declined 39% in the Americas.  Automated system sales increased 17% during 2015 while non-automated system sales declined 27%.  We expect to continue to see increases in automated system sales.  On a product basis, sales increased primarily due to sales of our PSV product family, offset in part, by declines in the Roadrunner, PS, FLX, FlashPak and legacy (Unifamily and Sprint) product lines compared to 2014.  During 2015, we experienced a strengthening U.S. Dollar versus foreign currencies, which is significant because approximately 90% of our sales are from international markets.  Approximately 39% of our 2015 sales were European based and of those, a large portion of our sales through our German subsidiary are denominated in Euros.

Order bookings were $20.3 million for 2015 down 11% compared to $22.8 million in 2014. Backlog at December 31, 2015 and 2014 was $.7 million and $1.9 million, respectively.

Gross Margin

	2015	Change	2014
(in thousands)
Gross margin	$11,544	(2.4%)	$11,825
Percentage of net sales	52.4%		53.9%

Gross margin as a percentage of sales for the year ended December 31, 2015 was 52.4%, compared to 53.9% in 2014. The decrease in gross margin was primarily due to the unfavorable impact of foreign currency exchange rates and a less favorable product and channel mix.

Research and Development

	2015	Change	2014
(in thousands)
Research and development	$4,701	(0.1%)	$4,708
Percentage of net sales	21.4%		21.5%

Research and development (“R&D”) was approximately the same for the years ended December 31, 2015 and 2014, with higher contractor costs, R&D materials and severance, offset by lower depreciation and recruiting costs.

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

Selling, General and Administrative

	2015	Change	2014
(in thousands)
Selling, general & administrative	$5,850	(2.5%)	$5,997
Percentage of net sales	26.6%		27.4%

Selling, General and Administrative (“SG&A”) expenses decreased $147,000 for the year ended December 31, 2015 compared to 2014.  The decrease was primarily related to lower commissions due to channel mix, rent and IT consulting savings, offset in part by the one-time expense of our Redmond headquarters move and higher investor relations and marketing costs.

Interest

	2015	Change	2014
(in thousands)
Interest income	$105	(34.0%)	$159

Interest income was lower for the year ended December 31, 2015 compared to 2014, primarily due to lower invested cash balances.

Income Taxes

	2015	Change	2014
(in thousands)
Income tax (expense) benefit	$5	*	($7)
* not meaningful

Income tax expense decreased by $12,000 for the year ended December 31, 2015 compared to 2014, primarily resulting from foreign subsidiary income tax offset in part by a refund adjustment for the 2014 tax year relating to foreign subsidiary incentive tax credits and deductions.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $11.7 million and $11.8 million as of December 31, 2015 and 2014, respectively.  Our deferred tax assets and valuation allowance have been reduced by approximately $210,000 and $197,000 associated with the requirements of accounting for uncertain tax positions as of December 31, 2015 and 2014, respectively.  Given the uncertainty created by our loss history, as well as the ongoing uncertain economic outlook for our industry as well as capital and geographic spending, we expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances.

Inflation and changes in Foreign currency exchange rates

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates of exchange during the year.  We recognized foreign currency transaction gains and (losses) of ($176,000) and ($160,000) in 2015 and 2014, respectively.  The transaction gains or losses resulted primarily from translation adjustments to foreign inter-company accounts and U.S. Dollar accounts held by foreign subsidiaries; sales by our German subsidiary to certain customers, which were invoiced in U.S. Dollars; and Brazilian intercompany balances.  Because 90% of our sales are to international markets, volatile exchange rates may also impact our competiveness and margins.

Financial Condition:

Liquidity and Capital Resources

	2015	Change	2014
(in thousands)
Working capital	$13,823	$760	$13,063

At December 31, 2015, our principal sources of liquidity consisted of existing cash and cash equivalents.  Our working capital increased by $760,000 for the twelve month period ending December 31, 2015 primarily due to the net income for the year.  Our current ratio was 4.1 and 3.5 for December 31, 2015 and 2014, respectively.

For the twelve month period ending December 31, 2015, our cash position increased $1,907,000 primarily resulting from unusually strong collections converting customer receivables to cash.  We expect our working capital cash mix will revert back to historical levels during 2016.

Although we have no significant external capital expenditure plans currently, we expect that we will continue to make capital expenditures to support our business.  We plan to increase our internally developed sales demonstration and test equipment as we develop and release new products.  Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, selling and marketing efforts, we have required substantial working capital to fund our operations.  In 2015 and recent years, we have managed balancing profitable operations, while addressing rising costs and foreign exchange rate challenges.  This included geographic shifts in our operations, optimized real estate usage strategies and differentiated product development and cost strategies.

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  We may require additional cash for U.S. operations, which could cause potential repatriation of cash from the $6.2 million held in our foreign subsidiaries.  Although we have no current repatriation plans, there may be tax and other impediments to any repatriation actions.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

OFF-balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 7, “Operating Lease Commitments” and Note 8, “Other Commitments”, we had no off-balance sheet arrangements.

Share repurchase program

No stock repurchase programs were in effect during the twelve month period ending December 31, 2015 and 2014.

On February 24, 2016, our Board of Directors approved a share repurchase program with provisions to buy back up to $1 million dollars of our stock during the period from March 2, 2016 through March 31, 2017.  The program is expected to be established under a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period.

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA excluding equity compensation (a non-cash item) and the 2014 restructure charge are set forth below.  Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.  We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our results and facilitate the comparison of results.  A reconciliation of net income to EBITDA and adjusted EBITDA follows:

	Year Ended December 31,
	2015	2014
(in thousands)
Net Income	$927	$1,099
Interest income	(105)	(159)
Taxes	(5)	7
Depreciation & amortization	542	593
EBITDA earnings	$1,359	$1,540

Equity compensation	435	400
Restructure charge	-	13
Adjusted EBITDA earnings excluding
equity compensation and restructure charge	$1,794	$1,953

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

We have audited the accompanying consolidated balance sheets of Data I/O Corporation (a Washington Corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015.  Our audits of the basic consolidated financial statements included the consolidated financial statement schedule listed in the index appearing under Item 15 (Schedule II).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Data I/O Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/GRANT THORNTON LLP

Seattle, Washington
March 28, 2016

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,268	$9,361
Trade accounts receivable, net of allowance for
doubtful accounts of $43 and $93, respectively	2,790	4,109
Inventories	3,705	4,445
Other current assets	577	426
TOTAL CURRENT ASSETS	18,340	18,341

Property, plant and equipment – net	1,237	926
Other assets	63	65
TOTAL ASSETS	$19,640	$19,332

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,250	$968
Accrued compensation	1,689	1,756
Deferred revenue	1,038	1,801
Other accrued liabilities	540	640
Accrued costs of business restructuring	-	113
TOTAL CURRENT LIABILITIES	4,517	5,278

Long-term other payables	429	183

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 7,943,720 shares as of December 31,
2015 and 7,861,141 shares as of December 31, 2014	19,051	18,704
Accumulated earnings (deficit)	(5,016)	(5,943)
Accumulated other comprehensive income	659	1,110
TOTAL STOCKHOLDERS’ EQUITY	14,694	13,871
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,640	$19,332

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2015	2014

Net Sales	$22,017	$21,924
Cost of goods sold	10,473	10,099
Gross margin	11,544	11,825
Operating expenses:
Research and development	4,701	4,708
Selling, general and administrative	5,850	5,997
Provision for business restructuring	-	13
Total operating expenses	10,551	10,718
Operating income	993	1,107
Non-operating income (expense):
Interest income	105	159
Foreign currency transaction gain (loss)	(176)	(160)
Total non-operating income (expense)	(71)	(1)
Income before income taxes	922	1,106
Income tax (expense) benefit	5	(7)
Net income	$927	$1,099

Basic earnings per share	$0.12	$0.14
Diluted earnings per share	$0.12	$0.14
Weighted-average basic shares	7,907	7,826
Weighted-average diluted shares	8,054	7,948

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2015	2014

Net Income	$927	$1,099
Other comprehensive income:
Foreign currency translation gain (loss)	(451)	(451)
Comprehensive income	$476	$648

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Accumulated
	Common Stock		Retained	and Other	Total
			Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2013	7,786,053	$18,343	($7,042)	$1,561	$12,862
Stock options exercised	1,721	-	-	-	-
Stock awards issued, net of tax withholding	68,291	(50)	-	-	(50)
Issuance of stock through: Employee Stock Purchase Plan	5,076	15	-	-	15
Share-based compensation	-	396	-	-	396
Net income	-	-	1,099	-	1,099
Other comprehensive income (loss)	-	-	-	(451)	(451)
Balance at December 31, 2014	7,861,141	$18,704	($5,943)	$1,110	$13,871

Stock options exercised	1,360	(2)			(2)
Stock awards issued, net of tax withholding	77,226	(83)	-	-	(83)
Issuance of stock through: Employee Stock Purchase Plan	3,993	12	-	-	12
Share-based compensation	-	420	-	-	420
Net income	-	-	927	-	927
Other comprehensive income (loss)	-	-	-	(451)	(451)
Balance at December 31, 2015	7,943,720	$19,051	($5,016)	$659	$14,694

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$927	$1,099
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	542	593
Equipment transferred to cost of goods sold	192	726
Share-based compensation	435	400
Net change in:
Trade accounts receivable	1,204	(2,270)
Inventories	645	(754)
Other current assets	(169)	(40)
Accrued cost of business restructuring	(66)	(687)
Accounts payable and accrued liabilities	20	982
Deferred revenue	(652)	742
Other long-term liabilities	289	(72)
Deposits and other long-term assets	-	20
Net cash provided by (used in) operating activities	3,367	739

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,045)	(1,402)
Cash provided by (used in) investing activities	(1,045)	(1,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of tax withholding	(73)	(35)
Cash provided by (used in) financing activities	(73)	(35)
Increase/(decrease) in cash and cash equivalents	2,249	(698)

Effects of exchange rate changes on cash	(342)	(367)
Cash and cash equivalents at beginning of period	9,361	10,426
Cash and cash equivalents at end of period	$11,268	$9,361

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income Taxes	($13)	$16
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

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of 90 days or less are considered cash equivalents.  We maintain our cash and cash equivalents with major financial institutions in the United States of America, which are insured by the Federal Deposit Insurance Corporation (FDIC), and foreign jurisdictions.  Deposits in U.S. banks exceed the FDIC insurance limit.  We have not experienced any losses on our cash and cash equivalents.  Cash and cash equivalents held in foreign bank accounts, primarily China, Germany and Canada, totaled (in millions) $6.2 at December 31, 2015 and $6.7 at December 31, 2014.

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

We regularly review all of our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded.  Based on this evaluation, no impairment was noted for property, plant and equipment for the years ended December 31, 2015 and 2014.

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

Sales were recorded net of actual sales returns and changes to the associated sales return reserve.  Sales return reserves were $61,000 and $55,000 at December 31, 2015 and 2014, respectively.

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

Advertising Expense

Advertising costs are expensed as incurred.  Total advertising expenses were approximately $137,000 and $78,000 in 2015 and 2014, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share exclude any dilutive effects of stock options.  Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period.  The common stock equivalent shares from equity awards used in calculating diluted earnings per share were 147,000 and 122,000 for the years ended December 31, 2015 and 2014, respectively.  Options to purchase 166,720 and 361,161 shares of common stock were outstanding as of December 31, 2015 and 2014, respectively, but were excluded from the computation of diluted EPS for the period then ended because the options were anti-dilutive.

Diversification of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables.  Our trade receivables are geographically dispersed and include customers in many different industries.  As of December 31, 2015, four customers accounted for greater than 10% of our consolidated accounts receivable balance at December 31, 2015: Data Copy Limited, our distributor in China and LeChamp, our distributor in south-east Asia, together represented 37% of that balance and our direct customers, Flextronics and Arrow, together represented 23%.  As of December 31, 2014, no customers accounted for more than 10% of our consolidated accounts receivable balance.  Our consolidated accounts receivable balance as of December 31, 2015 and 2014 includes foreign accounts receivable in the functional currency of our foreign subsidiaries amounting to $569,000 and $1,208,000, respectively.  We generally do business with our foreign distributors in U.S. Dollars.  We believe that risk of loss is significantly reduced due to the diversity of our end-customers and geographic sales areas.  We perform on-going credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, or prepayment whenever deemed necessary.

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

NOTE 2-PROVISION FOR BUSINESS RESTRUCTURING

Our previous years’ restructure actions have been fully implemented and a true up of estimates resulted in a $13,000 charge during the first quarter of 2014. As a result of the lease amendment discussed in Note 7, “Operating Lease Commitments”, in July 2015, the balance of the restructure liability of approximately $120,000 was incorporated into our deferred rent liability as part of the new lease incentive.

An analysis of the restructuring is as follows:

	Reserve Balance Dec. 31, 2013	2014 Expense	2014 Payments/ Write-Offs	Reserve Balance Dec. 31, 2014	2015 Expense	2015 Payments/Reclass/ Write-Offs	Reserve Balance Dec. 31, 2015
(in thousands)
Downsizing US operations:
Employee severance	$230	($16)	$214	$0	$0	$0	$0
Other costs	240	25	94	171	-	171	-
Downsizing foreign operations:
Employee severance	372	16	371	17	-	17	-
Other costs	31	(12)	19	-	-	-	-
Total	$873	$13	$698	$188	$0	$188	$0

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Receivables consist of the following:
	December 31, 2015	December 31, 2014
(in thousands)
Trade accounts receivable	$2,833	$4,202
Less allowance for doubtful receivables	43	93
Trade accounts receivable, net	$2,790	$4,109

Changes in Data I/O’s allowance for doubtful accounts are as follow:
	December 31, 2015	December 31, 2014
(in thousands)
Beginning balance	$93	$87
Bad debt expense (reversal)	(36)	6
Accounts written-off	(14)	-
Recoveries	-	-
Ending balance	$43	$93

NOTE 4 – INVENTORIES

Inventories consisted of the following components:
	December 31, 2015	December 31, 2014
(in thousands)
Raw material	$2,262	$2,429
Work-in-process	1,099	1,288
Finished goods	344	728
Inventories	$3,705	$4,445

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:
	December 31, 2015	December 31, 2014
(in thousands)
Leasehold improvements	$77	$415
Equipment	5,739	6,208
	5,816	6,623
Less accumulated depreciation	4,579	5,697
Property and equipment, net	$1,237	$926

Total depreciation expense recorded for 2015 and 2014 was $542,000 and $593,000, respectively.

NOTE 6 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	December 31, 2015	December 31, 2014
(in thousands)
Product warranty	$368	$339
Sales return reserve	61	55
Other taxes	92	87
Other	19	159
Other accrued liabilities	$540	$640

The changes in our product warranty liability for the year ending December 31, 2015 are follows:

December 31, 2015
(in thousands)
Liability, beginning balance	$339
Net expenses	789
Warranty claims	(789)
Accrual revisions	29
Liability, ending balance	$368

NOTE 7 –OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2016	$757
2017	828
2018	813
2019	846
2020	843
Thereafter	436
Total	$4,523

Lease and rental expense was $955,000 and $1,041,000 in 2015 and 2014, respectively.  Rent expense is recorded on a straight line basis, over the term of the lease, for leases that contain fixed escalation clauses, and excludes the portion that was charged to restructure expense.  During the second quarter of 2015, we amended our lease agreement for the Redmond, Washington headquarters facility effective July 8, 2015. The amended lease resulted in our headquarters relocating to a nearby building, extending the term through April 2021, lowering the square footage to approximately 20,460, providing lease inducement incentives and lowering the rental rate. The new lease commitment of approximately $1.7 million will be paid over the term of the lease. As a result of this lease amendment, the remaining balance of the restructure liability of approximately $120,000 was incorporated into our deferred rent liability in July, 2015.  The lease base annual rental payments during 2015, 2014, and 2013 were approximately $296,000, $531,000, and $501,000, respectively.

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

During the second quarter of 2015, we renewed our lease agreement for our Shanghai, China facility, effective June 15, 2015, extending the term through December 31, 2015. Operations were arranged to continue in this facility through January 31, 2016.

In October 2015, we signed a lease agreement for a new facility located in Shanghai, China which was effective November 1, 2015 and extends through October 31, 2021.  The new lease will approximately double our space to 19,400 square feet at approximately 54% of the current lease rate.

NOTE 8 –OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At December 31, 2015, the purchase commitments and other obligations totaled $965,000 of which all but $54,000 are expected to be paid over the next twelve months.

NOTE 9 – CONTINGENCIES

As of December 31, 2015, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 10 – STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2015, there were 693,436 shares available for future grant under Data I/O Corporation 2000 Stock Compensation Incentive Plan (“2000 Plan”).  At December 31, 2015 there were 963,100 shares of Common Stock reserved for issuance consisting of 644,350 under the 2000 plan and 318,750 under the inducement grant reserves.  Pursuant to this 2000 Plan, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years.  Options granted under the plans have a maximum term of six years from the date of grant.  Stock awards may also be granted under the 2000 Plan.  Inducement grants were made in 2012 and 2013.  In 2012, inducement grants were made to our chief executive officer consisting of 200,000 options and 75,000 restricted shares, of which 18,750 shares were issued in both 2015 and 2014.  In 2013, an inducement grant was made to our chief technology officer consisting of 100,000 options.  The inducement grants were not made out of the 2000 Plan shares but were made under the terms of the 2000 Plan.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of our Common Stock at six-month intervals at 95% of the fair market value on the last day of each six-month period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period.  During 2015 and 2014, a total of 3,993 and 5,076 shares, respectively, were purchased under the plan at average prices of $2.90 and $2.89 per share, respectively.  At December 31, 2015, a total of 56,373 shares were reserved for future issuance.

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

Director Fee Plan

We have a Director Fee Plan, not currently in use, which had provided for payment to directors who are not employees of Data I/O Corporation by delivery of shares of our Common Stock.  No shares were issued from the plan for 2015 or 2014 board service and 151,332 shares remain available in the plan as of December 31, 2015.

Retirement Savings Plan

We have a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  Under the plan, participating U.S. employees may defer their pre-tax salary or post-tax salary if Roth is elected, subject to IRS limitations.  In fiscal years 2015 and 2014, we contributed one dollar for each dollar contributed by a participant, with a maximum contribution of 4% of a participant’s eligible earnings.  Our matching contribution expense for the savings plan was approximately $174,000 and $173,000 in 2015 and 2014, respectively.  Employer matching contributions owed to the plan were $178,000 and $160,000 at December 31, 2015 and 2014, respectively.

NOTE 11– SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation for the year ended December 31, 2015 and 2014 was as follows:

	Year Ended December 31,
	2015	2014
(in thousands)
Cost of goods sold	$13	$6
Research and development	76	80
Selling, general and administrative	346	314
Total share-based compensation	$435	$400

Impact on net income per share:
Basic and diluted	($0.05)	($0.05)

An immaterial amount of share-based compensation was capitalized into inventory as overhead for the years ended December 31, 2015 and 2014, respectively.

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

	Employee Stock
	Options
	2015	2014

Risk-free interest rates	-	1.31%
Volatility factors	-	0.51
Expected life of the option in years	-	4.00
Expected dividend yield	-	None

There were no stock option awards in 2015.  The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term.  We have not recently declared or paid any dividends and do not currently expect to do so in the future.  The expected term of options represents the period that our stock-based awards are expected to be outstanding and was determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised shares.  Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior.  Expected volatility is based on the annualized daily historical volatility of our stock over a representative period.

The weighted average grant date fair value of options granted under our stock option plans for the twelve month period ending December 31, 2015 and 2014 was $0 and $.94, respectively.  The following table summarizes stock option activity under our stock option plans for the twelve months ended December 31:

40

	2015			2014
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years

Outstanding at beginning of year	606,187	$3.02		904,656	$3.49
Granted	-	0.00		3,000	2.30
Exercised	(20,625)	3.03		(31,250)	3.07
Cancelled, Expired or
Forfeited	(11,562)	5.39		(270,219)	4.60
Outstanding at end of year	574,000	$2.97	2.40	606,187	$3.02	3.29

Vested or expected to vest at the end of the period	564,527	$2.99	2.39	574,188	$3.07	3.25
Exercisable at end of year	467,126	$3.19	2.24	383,001	$3.49	2.90

The aggregate intrinsic value of outstanding options is $206,152.  This represents the total pretax intrinsic value, based on the closing stock price of $2.52 at December 31, 2015, which would have been received by award holders had all award holders exercised their stock options that were in-the-money as of that date.  The aggregate intrinsic value of awards exercised during the twelve month period ended December 31, 2015 was $6,892.

Restricted stock award including performance-based stock award activity under our share-based compensation plan was as follows:

	2015		2014
	Awards	Weighted - Average Grant Date Fair Value	Awards	Weighted - Average Grant Date Fair Value
Outstanding at beginning of year	320,900	$2.57	247,075	$2.18
Granted	193,800	3.16	189,900	2.88
Vested	(109,250)	2.58	(85,200)	2.22
Cancelled	(16,350)	2.60	(30,875)	2.28
Outstanding at end of year	389,100	$2.86	320,900	$2.57

The remaining unamortized expected future compensation expense and remaining amortization period associated with unvested option grants and restricted stock awards are:

	December 31, 2015	December 31, 2014

Unamortized future compensation expense	$1,028,961	$896,450
Remaining weighted average amortization period in years	2.59	2.60
41

NOTE 12– INCOME TAXES

Components of income (loss) before taxes:

Components of income (loss) before taxes:
	Year Ended December 31,
(in thousands)	2015	2014
U.S. operations	$420	$1,011
Foreign operations	502	95
Total income (loss) before taxes	$922	$1,106

Income tax expense (benefit) consists of:

(in thousands)	Year Ended December 31,
Current tax expense (benefit)	2015	2014
U.S. federal	$0	$0
State	(1)	(4)
Foreign	(4)	11
	(5)	7
Deferred tax expense (benefit) – U.S. federal	-	-
Total income tax expense (benefit)	($5)	$7

A reconciliation of our effective income tax and the U.S. federal tax rate is as follows:

	Year Ended December 31,
	2015	2014
(in thousands)
Statutory tax	$313	$376
State and foreign income tax, net of
federal income tax benefit	(105)	(80)
Valuation allowance for deferred tax assets	(213)	(289)
Total income tax expense (benefit)	($5)	$7

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below:

	Year Ended December 31,
	2015	2014
(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$11	$25
Inventory and product return reserves	723	739
Compensation accruals	1,533	1,392
Accrued liabilities	311	106
Book-over-tax depreciation and amortization	99	1,018
Foreign net operating loss carryforwards	809	970
U.S. net operating loss carryforwards	6,919	6,340
U.S. credit carryforwards	1,264	1,212
	11,669	11,802

Valuation Allowance	(11,669)	(11,802)
Total Deferred Income Tax Assets	$ -	$ -

The valuation allowance for deferred tax assets decreased $133,000 during the year ended December 31, 2015, and decreased $239,000 during the year ended December 31, 2014.  The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding our ability to utilize such assets in future years.  This full valuation allowance evaluation is based upon our volatile history of losses and the cyclical nature of our industry and capital spending.  Credit carryforwards consist primarily of research and experimental and alternative minimum tax credits with expiration years from 2020 to 2035.  U.S. net operating loss carryforwards are $20,349,000 at December 31, 2015 with expiration years from 2020 to 2035.  Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

The gross changes in uncertain tax positions resulting in unrecognized tax benefits are presented below:

	Year Ended December 31,
	2015	2014
(in thousands)
Unrecognized tax benefits, opening balance	$197	$180
Prior period tax position increases	(3)	-
Additions based on tax positions related to current year	16	17
Unrecognized tax benefits, ending balance	$210	$197

Historically, we have not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during 2015.  However, we have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

Tax years that remain open for examination include 2012, 2013, 2014 and 2015 in the United States of America.  In addition, tax years from 2000 to 2011 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

NOTE 13 – SEGMENT AND GEOGRAPHIC INFORMATION

We consider our operations to be a single operating segment, focused on the design, manufacturing and sale of programming systems used by designers and manufacturers of electronic products.

Major operations outside the U.S. include sales, engineering and service support subsidiaries in Germany and China.  For the years ended December 31, 2015 and 2014, one customer, Data Copy Limited, our distributor in China, accounted for approximately 15% and 12% of net sales, respectively.

The following tables provide summary operating information by geographic area:

	Year Ended December 31,
(in thousands)	2015	2014
Net sales:
U.S.	$2,229	$2,104
Europe	8,744	8,596
Rest of World	11,044	11,224
	$22,017	$21,924

Included in Europe and Rest of World net sales are
the following significant balances:

Germany	$3,702	$4,856
China	$4,682	$2,733

Operating income (loss):
U.S.	$473	$284
Europe	(356)	274
Rest of World	876	549
	$993	$1,107

Identifiable assets:
U.S.	$9,441	$7,215
Europe	3,128	3,689
Rest of World	7,071	8,428
	$19,640	$19,332

NOTE 14 –SUBSEQUENT EVENTS

On February 24, 2016, our Board of Directors approved a share repurchase program with provisions to buy back up to $1 million dollars of our stock during the period from March 2, 2016 through March 31, 2017.  The program is expected to be established under a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this assessment we concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

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

Item 9B._Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the Registrant’s directors is set forth under “Election of Directors” in our Proxy Statement relating to our annual meeting of shareholders to be held on May 24, 2016 and is incorporated herein by reference.  Such Proxy Statement will be filed within 120 days of our year-end.  Information regarding the Registrant’s executive officers is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.”

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

Item 11.  Executive Compensation

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 24, 2016 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Executive Compensation.”  Such Proxy Statement will be filed within 120 days of our year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 24, 2016 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Voting Securities and Principal Holders.”  Such Proxy Statement will be filed within 120 days of our year end.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2015.  See Notes 10 and 11 of “Notes to Consolidated Financial Statements.”

	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted–average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by the security holders (1) (2)	276,028	$4.10	747,781
Equity compensation plans not approved by the security holders (3)	300,000	$1.94	-
Total	576,028	$2.97	747,781

(1)     Represents shares of our Common Stock issuable pursuant to the Data I/O Corporation 2000 Stock Incentive Compensation Plan, 1982 Employee Stock Purchase Plan and 1996 Director Fee Plan.  Table excludes unvested restricted stock awards of 389,100 from the 2000 Plan.

(2)     Stock Appreciation Rights Plan (“SAR”) provides that directors, executive officers or holders of 10% or more of our Common Stock have an accompanying SAR with respect to each exercisable option.  While the plan has been approved by the security holders, no amounts are included in columns (a), (b), or (c) relating to the SAR.

(3)     Represents inducement grants of 200,000 nonqualified stock options to Anthony Ambrose as part of his hiring and inducement grants of 100,000 nonqualified stock options to Rajeev Gulati as part of his hiring.  Table excludes unvested restricted stock award inducement grants of 18,750 to Anthony Ambrose.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2016 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14._ Principle Accounting Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Principal Accountant’s Fees and Services” in the Proxy Statement relating to our annual meeting of shareholders to be held on May 24, 2016.  Such Proxy Statement will be filed within 120 days of our year-end.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Executive Compensation Plans and Arrangements

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)      Amended and Restated 1982 Employee Stock Purchase Plan.  See Exhibit 10.5.

(2)      Data I/O Corporation Tax Deferral Retirement Plan and Trust with Great West Financial (formerly Orchard Trust Company).  See Exhibits 10.15, 10.16, 10.17 and 10.30.

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

(11)    Letter Agreement with Rajeev Gulati.  See Exhibit 10.24.

(12)    Form of Restricted Stock Agreement.  See Exhibit 10.12.

(13)    Letter Agreement with Joel S. Hatlen.  See Exhibit 10.28.

(14)    Form of Executive Agreement.  See Exhibit 10.27.

(15)    Form of Restricted Stock Unit Award Agreement.  See Exhibit 10.25.

(a)            List of Documents Filed as a Part of This Report:                                                                                                                Page

       (1)     Index to Financial Statements:

                          Report of Independent Registered Public Accounting Firm                                                                                        26

                          Consolidated Balance Sheets as of December 31, 2015 and 2014                                                                            27

                          Consolidated Statements of Operations for each of the two years ended December 31, 2015 and

                          December 31, 2014                                                                                                                                                            28

                          Consolidated Statements of Comprehensive Income (Loss) for each of the two years ended

                          December 31, 2015 and December 31, 2014                                                                                                               29

                                  Consolidated Statements of Stockholders’ Equity for each of the two years ended

                          December 31, 2015 and December 31, 2014                                                                                                               30

                          Consolidated Statements of Cash Flows for each of the two years ended December 31, 2015 and

                          December 31, 2014                                                                                                                                                            31

                          Notes to Consolidated Financial Statements                                                                                                                32

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

10.23  Executive Agreement with Rajeev Gulati dated July 25, 2013.  (Incorporated by reference to Data I/O’s 2013 Annual Report on Form 10-K (File No. 0-10394)).

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

10.29  Third Amendment to Lease, (Redmond East) between Data I/O Corporation and Arden Realty Limited Partnership, made as of June 1, 2015 (Incorporated by reference to Exhibit 10.29 of Data I/O’s June 30, 2015 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.30  Great West Financial Adoption Agreement #005 Non-standardized 401(k) Plan.                                    61

                          21.1     Subsidiaries of the Registrant                                                                                                                             55

23.1       Consent of Independent Registered Public Accounting Firm                                                    56

                 31    Certification – Section 302:

31.1                  Chief Executive Officer Certification                                                                                 57

31.2                  Chief Financial Officer Certification                                                                                  58

                 32    Certification – Section 906:

32.1                  Chief Executive Officer Certification                                                                                 59

32.2                  Chief Financial Officer Certification                                                                                  60

101      Interactive Date Files Pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                     DATA I/O CORPORATION

                                                                                                                                                                (REGISTRANT)

DATED:   March 28, 2016                                                                                                         By: /s/Anthony Ambrose

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

                                NAME & DATE                                                                                   TITLE

                                By: /s/Anthony Ambrose________  March 28, 2016              President and Chief Executive Officer

                                      Anthony Ambrose                                                                   (Principal Executive Officer), Director

                                By: /s/Joel S. Hatlen____________  March 28, 2016              Chief Financial Officer

                                       Joel S. Hatlen                                                                          Vice President

                                                                                                                                         Secretary, Treasurer (Principal Financial and Accounting Officer)

By: /s/Douglas W. Brown_______ _ March 28, 2016              Director

Douglas W. Brown

By: /s/Brian T. Crowley_______ ___ March 28, 2016             Director

Brian T. Crowley

                                By: /s/Alan B. Howe____________ _ March 28, 2016                Director

                                      Alan B. Howe

                                By: /s/Mark J. Gallenberger_______ March 28, 2016             Director

                                      Mark J. Gallenberger

DATA I/O CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Deductions-Describe		Balance at End of Period
(in thousands)
Year Ended December 31, 2014:
Allowance for bad debts	$87	$6	$ -	(1)	$93

Year Ended December 31, 2015:
Allowance for bad debts	$93	($36)	($14)	(1)	$43

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

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated March 28, 2016, with respect to the consolidated financial statements and schedule included in the Annual Report of Data I/O Corporation on Form 10‑K for the year ended December 31, 2015.  We consent to the incorporation by reference of said report in the Registration Statements of Data I/O Corporation on Form S‑8 (File Nos. 002-76164, 002-86785, 002-98115, 002-78394, 33-95608, 33-66824, 33-42010, 33-26472, 33-54422, 333-20657, 333-55911, 33-02254, 33-03958, 333-107543, 333-81986, 333-48595, 333-121861, 333-151006, 333-166730, and 333-175840) and on Form S-3 (File No. 333-121566).

/s/Grant Thornton LLP

Seattle, Washington
March 28, 2016

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

Date: March 28, 2016

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

Date: March 28, 2016

 /s/ Joel S. Hatlen

Joel S.  Hatlen

                                Chief Financial Officer

                                (Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the “Company”) on Form 10-K for the period ended December 31, 2015 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony Ambrose, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: March 28, 2016

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the “Company”) on Form 10-K for the period ended December 31, 2015 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: March 28, 2016

