Form 10-Q
period 2016-03-31
DATA I/O CORP
filed 2016-05-12
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Shares of Common Stock, no par value, outstanding as of May 1, 2016:

7,902,253

PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	March 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,698	$11,268
Trade accounts receivable, net of allowance for
doubtful accounts of $65 and $43, respectively	3,543	2,790
Inventories	4,401	3,705
Other current assets	488	577
TOTAL CURRENT ASSETS	18,130	18,340

Property, plant and equipment – net	1,373	1,237
Other assets	63	63
TOTAL ASSETS	$19,566	$19,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,444	$1,250
Accrued compensation	1,054	1,689
Deferred revenue	1,194	1,038
Other accrued liabilities	640	540
TOTAL CURRENT LIABILITIES	4,332	4,517

Long-term other payables	545	429

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 7,910,733 shares as of March 31,
2016 and 7,943,720 shares as of December 31, 2015	19,053	19,051
Accumulated earnings (deficit)	(5,184)	(5,016)
Accumulated other comprehensive income	820	659
TOTAL STOCKHOLDERS’ EQUITY	14,689	14,694
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,566	$19,640

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Net Sales	$4,613	$5,902
Cost of goods sold	2,085	3,045
Gross margin	2,528	2,857
Operating expenses:
Research and development	1,125	1,098
Selling, general and administrative	1,578	1,537
Total operating expenses	2,703	2,635
Operating income (loss)	(175)	222
Non-operating income (expense):
Interest income	12	31
Foreign currency transaction gain (loss)	(4)	(195)
Total non-operating income (expense)	8	(164)
Income (loss) before income taxes	(167)	58
Income tax (expense) benefit	(1)	(9)
Net income (loss)	($168)	$49

Basic earnings (loss) per share	($0.02)	$0.01
Diluted earnings (loss) per share	($0.02)	$0.01
Weighted-average basic shares	7,945	7,863
Weighted-average diluted shares	7,945	8,045

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Net income (loss)	($168)	$49
Other comprehensive income:
Foreign currency translation gain (loss)	161	(171)
Comprehensive income (loss)	($7)	($122)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($168)	$49
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	128	148
Equipment transferred to cost of goods sold	378	16
Share-based compensation	95	90
Net change in:
Trade accounts receivable	(699)	110
Inventories	(679)	557
Other current assets	93	89
Accrued cost of business restructuring	-	(39)
Accounts payable and accrued liabilities	(355)	(562)
Deferred revenue	111	(662)
Other long-term liabilities	134	(22)
Deposits and other long-term assets	-	1
Net cash provided by (used in) operating activities	(962)	(225)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(642)	(158)
Cash provided by (used in) investing activities	(642)	(158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of tax withholding	3	7
Repurchase of common stock	(97)	-
Cash provided by (used in) financing activities	(94)	7
Increase/(decrease) in cash and cash equivalents	(1,698)	(376)

Effects of exchange rate changes on cash	128	(64)
Cash and cash equivalents at beginning of period	11,268	9,361
Cash and cash equivalents at end of period	$9,698	$8,921

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income Taxes	$3	$2
See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of March 31, 2016 and March 31, 2015 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2015.

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

Income Tax

Historically, when accounting for uncertainty in income taxes, we have not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months ended March 31, 2016.  However, we have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

We have incurred net operating losses in certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses and credit carryforwards, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future.  There were $214,000 and $201,000 of unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of March 31, 2016 and 2015, respectively.

Tax years that remain open for examination include 2012, 2013, 2014 and 2015 in the United States of America.  In addition, tax years from 2000 to 2011 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (ASU 2016-09), “Improvements to Employee Share-Based Payment Accounting”.  ASU 2016-09 requires excess tax benefits to be recognized in the statement of operations as an income tax expense and is applied prospectively by means of a cumulative-effect adjustment of excess tax benefits from equity in the period of adoption. The standard establishes an alternative practical expedient for estimating the expected term of an award by recognizing the effects of forfeitures in compensation cost when the forfeitures occur. Adoption of the alternative practical expedient is applied prospectively on an entity-wide basis. The standard requires that amounts paid to a taxing authority on the employee’s behalf as a result of directly withholding shares for tax-withholding purposes are to be presented on a retrospective basis as a financing activity on the statement of cash flows. The standard becomes effective beginning January 1, 2017. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02).  ASU 2016-02 requires lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. Early adoption of the standard is allowed. The standard becomes effective beginning January 1, 2019.  We are in the process of evaluating the impact of adoption on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.  ASU 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016.

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

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	March 31, 2016	December 31, 2015
(in thousands)
Raw material	$2,636	$2,262
Work-in-process	1,297	1,099
Finished goods	468	344
Inventories	$4,401	$3,705

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	March 31, 2016	December 31, 2015
(in thousands)
Leasehold improvements	$179	$77
Equipment	5,836	5,739
	6,015	5,816
Less accumulated depreciation	4,642	4,579
Property and equipment, net	$1,373	$1,237

NOTE 4 – BUSINESS RESTRUCTURING

Our previous years’ restructure actions have been fully implemented. As a result of the lease amendment discussed in Note 6, “Operating Lease Commitments”, which started in July 2015, the balance of the restructure liability of approximately $120,000 was incorporated into our deferred rent liability as part of the new lease incentive.

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	March 31, 2016	December 31, 2015
(in thousands)
Product warranty	$372	$368
Sales return reserve	61	61
Other taxes	151	92
Other	56	19
Other accrued liabilities	$640	$540

 The changes in our product warranty liability for the three months ending March 31, 2016 are follows:

March 31, 2016
(in thousands)
Liability, beginning balance	$368
Net expenses	240
Warranty claims	(240)
Accrual revisions	4
Liability, ending balance	$372

NOTE 6 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2016 (remaining)	$667
2017	832
2018	816
2019	848
2020	845
Thereafter	439
Total	$4,447

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

We renewed our lease agreement for what is now our former Shanghai, China facility, effective June 15, 2015, extending the term through December 31, 2015.  Operations continued in this facility through January 31, 2016.  In October 2015, we signed a lease agreement for a new facility located in Shanghai, China which was effective November 1, 2015 and extends through October 31, 2021.  The new lease approximately doubled our space to 19,400 square feet at approximately 54% of the prior lease rental rate.

During the first quarter of 2014, we renewed our lease agreement for our Munich, Germany facility effective February 1, 2015 and extending the term through January 2018 and lowering the square footage to approximately 4,306 square feet.

NOTE 7 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At March 31, 2016, the purchase commitments and other obligations totaled $1,459,000 of which all but $49,000 are expected to be paid over the next twelve months.

NOTE 8 – CONTINGENCIES

As of March 31, 2016, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 9 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is calculated based on the weighted average number of common shares outstanding during each period and is used for all loss per share amounts.  Diluted earnings (loss) per share is calculated based on these same weighted average shares outstanding plus the effect of potential shares issuable upon assumed exercise of stock options based on the treasury stock method.  Potential shares issuable upon the exercise of stock options are excluded from the calculation of diluted earnings (loss) per share to the extent their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	Mar. 31, 2016	Mar. 31, 2015
(in thousands except per share data)
Numerator for basic and diluted
earnings (loss) per share:
Net income (loss)	($168)	$49

Denominator for basic
earnings (loss) per share:
weighted-average shares	7,945	7,863

Employee stock options and awards	-	182

Denominator for diluted
earnings (loss) per share:
adjusted weighted-average shares &
assumed conversions of stock options	7,945	8,045

Basic and diluted
earnings (loss) per share:
Total basic earnings (loss) per share	($0.02)	$0.01
Total diluted earnings (loss) per share	($0.02)	$0.01

Options to purchase 244,000 and 166,000 shares were outstanding as of March 31, 2016 and 2015, respectively, but were excluded from the computation of diluted earnings (loss) per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three months ended March 31, 2016 and 2015, respectively, was as follows:

	Three Months Ended
	Mar. 31, 2016	Mar. 31, 2015
(in thousands)
Cost of goods sold	$2	$2
Research and development	18	19
Selling, general and administrative	75	69
Total share-based compensation	$95	$90

Impact on net earnings (loss) per share:
Basic and diluted	($0.01)	($0.01)

There were no stock option awards issued during the three months ended March 31, 2016 and 2015.

Non-employee directors Restricted Stock Units (“RSU’s”) vest over one year, employee RSU’s vest over four years with the expense being recognized over the vesting period.  There were 10,000 and 0 RSU’s awarded during the three months ended March 31, 2016 and 2015, respectively.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at March 31, 2016 are:

Mar. 31, 2016
(in thousands unless specified)
Unamortized future equity compensation expense	$957
Remaining weighted average amortization period in years	2.45

NOTE 11 – SHARE REPURCHASE PROGRAMS

On February 24, 2016, our Board of Directors approved a share repurchase program with provisions to buy back up to $1 million of our stock during the period from March 2, 2016 through March 31, 2017.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period.  For the quarter ended March 31, 2016, 42,515 shares of stock have been repurchased at an average price of $2.26 for a total of $95,984 plus $855 in commissions.

The following is a summary of share repurchase activity under the plan through March 31, 2016:

Repurchases by Month	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program

March 2016	$2.26	42,515	$903,161

Total	$2.26	42,515

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements herein regarding industry prospects or trends; expected revenues; expected level of expense; expected savings; future results of operations; reversals of tax valuation allowances; breakeven point, or financial position; changes in gross margin; economic conditions and capital spending outlook; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; building lease arrangements; sales channels and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of these forward-looking statements after the date of this report.  The reader should not place undue reliance on these forward-looking statements.  The discussions above and in the section in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in our Annual report on Form 10-K for the year ended December 31, 2015 describe some, but not all, of the factors that could cause these differences.

OVERVIEW

We continued our focus on managing the core programming business with the goal of operating profitably, while developing and enhancing products to drive future revenue and earnings growth.  Our challenge continues to be operating in a cyclical and rapidly evolving industry environment.  We are continuing our efforts to balance business geography shifts, exchange rate volatility, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.  We continue to manage our costs carefully and create strategies for cost reduction.

We are focusing our research and development efforts in our strategic growth markets, namely managed and secure programming technology, automated programming systems and their enhancements for the manufacturing environment and software.  We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including NAND Flash, e-MMC, and microcontrollers on our newer products.  In 2015, we announced our new PSV5000 and our new LumenX™ programmer.

Our customer focus is on strategic high volume and high growth market segments: automotive electronics and IoT (Internet of Things) systems including industrial and consumer devices.

BUSINESS RESTRUCTURING PROGRESS

Our previous years’ restructure actions have been fully implemented. As a result of the lease amendment discussed in Note 6, “Operating Lease Commitments”, which started in July 2015, the balance of the restructure liability of approximately $120,000 was incorporated into our deferred rent liability as part of the new lease incentive.

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

Results of Operations

Net Sales

	Three Months Ended
Net sales by product line	Mar. 31, 2016	Change	Mar. 31, 2015
(in thousands)
Automated programming systems	$3,292	(29.6%)	$4,678
Non-automated programming systems	1,321	7.9%	1,224
Total programming systems	$4,613	(21.8%)	$5,902

	Three Months Ended
Net sales by location	Mar. 31, 2016	Change	Mar. 31, 2015
(in thousands)
United States	$1,023	155.8%	$400
% of total	22.2%		6.8%

International	$3,590	(34.8%)	$5,502
% of total	77.8%		93.2%

Net sales for the first quarter of 2016 were $4.6 million compared with $5.9 million for the first quarter of 2015, which primarily resulted from the impact of the lower backlog and deferred revenue level at the beginning of the first quarter.  International sales represented 78% of total sales for the first quarter of 2016 compared to 93% in the first quarter of 2015.   On a regional basis, net sales increased in Americas 65% and declined in Europe 45% and Asia 26%, compared to the first quarter of 2015, with the growth in the Americas due to automotive electronics end market demand, while the European business was particularly impacted by the lower beginning backlog and deferred revenue.

On a product basis, the net sales decline reflected the decline in legacy equipment business and the impact of the lower beginning backlog of PSV7000 systems, partially offset by growth from our newest products, PSV5000 and LumenX.  Sales were strong in the automotive electronics market.  Adapters, a consumable, declined 15% to $1.1 million.  A sales breakdown by type for the first quarter of 2016 was approximately 65% equipment, 25% adapters, and 10% software and maintenance.  Software and maintenance are typically recurring under annual subscription contracts.

Order bookings were $5.9 million in the first quarter of 2016 compared to $5.2 million in the same period in 2015.  The variation in revenue amounts versus order amounts related to the change in deferred revenues, backlog and currency translation.  Backlog at March 31, 2016 was $2.0 million compared to $1.7 million on March 31, 2015 and $0.7 million on December 31, 2015. Deferred revenue at March 31, 2016 was $1.2 million compared to $1.0 million on both March 31 and December 31, 2015.

Gross Margin

	Three Months Ended
	Mar. 31, 2016	Change	Mar. 31, 2015
(in thousands)
Gross margin	$2,528	(11.5%)	$2,857
Percentage of net sales	54.8%		48.4%

Gross margin as a percentage of sales in the first quarter of 2016 was 54.8%, compared to 48.4% in the first quarter of 2015, with the increase primarily due to favorable factory variances and favorable margins on demonstration equipment sales.

Research and Development

	Three Months Ended
	Mar. 31, 2016	Change	Mar. 31, 2015
(in thousands)
Research and development	$1,125	2.5%	$1,098
Percentage of net sales	24.4%		18.6%

Research and development (“R&D”) increased $27 thousand in the first quarter of 2016 compared to the same period in 2015, primarily due to professional services for recruiting and patent costs.

Selling, General and Administrative

	Three Months Ended
	Mar. 31, 2016	Change	Mar. 31, 2015
(in thousands)
Selling, general &
administrative	$1,578	2.7%	$1,537
Percentage of net sales	34.2%		26.0%

Selling, General and Administrative (“SG&A”) expenses increased $41 thousand in the first quarter of 2016  compared to the same period in 2015, primarily reflecting higher transitional rent and move costs of our China facility, offset in part by lower selling commissions due to lower sales volume and channel mix.

Interest

	Three Months Ended
	Mar. 31, 2016	Change	Mar. 31, 2015
(in thousands)
Interest income	$12	(61.3%)	$31

Interest income decreased in the first quarter of 2016 compared to the same period in 2015, primarily due to lower invested cash balances.

Income Taxes

	Three Months Ended
	Mar. 31, 2016	Change	Mar. 31, 2015
(in thousands)
Income tax (expense) benefit	($1)	(88.9%)	($9)

Income tax (expense)/benefit for the first quarter of 2016 is primarily due to state income taxes and for 2015, primarily due to foreign subsidiary income taxes.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $11.6 million as of March 31, 2016.  Our deferred tax assets and valuation allowance have been reduced by approximately $214 thousand and $201 thousand associated with the requirements of accounting for uncertain tax positions as of March 31, 2016 and 2015, respectively.  Given the uncertainty created by our past loss history and the cyclical nature of the industry in which we operate, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Financial Condition

Liquidity and Capital Resources

	Mar. 31, 2016	Change	Dec. 31, 2015
(in thousands)
Working capital	$13,798	($25)	$13,823

At March 31, 2016 our cash position was $9.7 million, with $4.3 million in the USA and the balance in foreign subsidiaries. The change in cash during the quarter resulted primarily from a working capital shift to receivables, inventory, and annual payments of previously accrued 2015 incentive compensation and pension contributions.

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

As a result of our significant product development, customer support, selling and marketing efforts, we have required substantial working capital to fund our operations.  We have tried to balance our level of development spending with the goal of profitable operations.  Recently, we have addressed the challenge of rising costs pressures and foreign exchange volatility.  We have implemented or have initiatives to implement geographic shifts in our operations, optimized real estate usage, reduced exposure to the impact of currency volatility, and additional product development differentiation and cost reductions.

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  We may require additional cash for U.S. operations, which could cause potential repatriation of cash from the $5.4 million held in our foreign subsidiaries.  Although we have no current repatriation plans, there may be tax and other impediments to any repatriation actions.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek possible additional financing.

Share Repurchase Programs

On February 24, 2016, our Board of Directors approved a share repurchase program with provisions to buy back up to $1 million of our stock during the period from March 2, 2016 through March 31, 2017.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period.  See accompanying consolidated financial statements Note 11, “Share Repurchase Programs”.

OFF-Balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 6, “Operating Lease Commitments” and Note 7, “Other Commitments”, we have no off-balance sheet arrangements.

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was a loss of ($51) thousand in the first quarter of 2016 compared to $175 thousand income in the first quarter of 2015.  Adjusted EBITDA, excluding equity compensation (a non-cash item) was $44 thousand in the first quarter of 2016, compared to $265 thousand in the first quarter of 2015.

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

Non-Generally accepted accounting principles (GAAP) FINANCIAL Measure RECONCILIATION

	Three Months Ended
	Mar. 31, 2016	Mar. 31, 2015
(in thousands)
Net Income (loss)	($168)	$49
Interest (income) expense	(12)	(31)
Taxes	1	9
Depreciation & amortization	128	148
EBITDA earnings (loss)	($51)	$175

Equity compensation	95	90
Adjusted EBITDA,
excluding equity compensation	$44	$265

RECENT ACCOUNTING ANNOUNCEMENTS

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (ASU 2016-09); “Improvements to Employee Share-Based Payment Accounting”.  ASU 2016-09 requires excess tax benefits to be recognized in the statement of operations as an income tax expense and is applied prospectively by means of a cumulative-effect adjustment of excess tax benefits from equity in the period of adoption. The standard establishes an alternative practical expedient for estimating the expected term of an award by recognizing the effects of forfeitures in compensation cost when the forfeitures occur. Adoption of the alternative practical expedient is applied prospectively on an entity-wide basis. The standard requires that amounts paid to a taxing authority on the employee’s behalf as a result of directly withholding shares for tax-withholding purposes are to be presented on a retrospective basis as a financing activity on the statement of cash flows. The standard becomes effective beginning January 1, 2017. We are in the process of evaluating the impact of adoption on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02).  ASU 2016-02 requires lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. Early adoption of the standard is allowed. The standard becomes effective beginning January 1, 2019.  We are in the process of evaluating the impact of adoption on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.  ASU 2014-09 was originally effective for annual reporting periods beginning after December 15, 2016.

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

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of March 31, 2016, we were not a party to any material pending legal proceedings.

Item 1A.                Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There are no material changes to the Risk Factors described in our Annual Report.

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

DATED:   May 12, 2016

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

DATED:   May 12, 2016

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

DATED:   May 12, 2016

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2016  as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony Ambrose, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 12, 2016

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2016  as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 12, 2016