Form 10-Q
period 2016-06-30
DATA I/O CORP
filed 2016-08-15
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Shares of Common Stock, no par value, outstanding as of July 29, 2016:

7,971,287

PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	June 30, 2016	December 31, 2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,824	$11,268
Trade accounts receivable, net of allowance for
doubtful accounts of $90 and $43, respectively	4,388	2,790
Inventories	4,088	3,705
Other current assets	374	577
TOTAL CURRENT ASSETS	17,674	18,340

Property, plant and equipment – net	1,651	1,237
Other assets	63	63
TOTAL ASSETS	$19,388	$19,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$920	$1,250
Accrued compensation	1,223	1,689
Deferred revenue	1,071	1,038
Other accrued liabilities	717	540
TOTAL CURRENT LIABILITIES	3,931	4,517

Long-term other payables	473	429

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 7,977,787 shares as of June 30,
2016 and 7,943,720 shares as of December 31, 2015	19,125	19,051
Accumulated earnings (deficit)	(4,740)	(5,016)
Accumulated other comprehensive income	599	659
TOTAL STOCKHOLDERS’ EQUITY	14,984	14,694
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,388	$19,640

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net Sales	$5,801	$4,958	$10,414	$10,860
Cost of goods sold	2,713	2,236	4,798	5,280
Gross margin	3,088	2,722	5,616	5,580
Operating expenses:
Research and development	1,172	1,243	2,297	2,341
Selling, general and administrative	1,525	1,415	3,103	2,953
Total operating expenses	2,697	2,658	5,400	5,294
Operating income	391	64	216	286
Non-operating income (expense):
Interest income	11	27	23	58
Foreign currency transaction gain (loss)	49	7	45	(188)
Total non-operating income (expense)	60	34	68	(130)
Income before income taxes	451	98	284	156
Income tax (expense) benefit	(7)	2	(8)	(7)
Net income	$444	$100	$276	$149

Basic earnings per share	$0.06	$0.01	$0.03	$0.02
Diluted earnings per share	$0.06	$0.01	$0.03	$0.02
Weighted-average basic shares	7,942	7,894	7,944	7,879
Weighted-average diluted shares	8,039	8,078	8,033	8,062

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$444	$100	$276	$149
Other comprehensive income:
Foreign currency translation gain (loss)	(221)	59	(60)	(112)
Comprehensive income (loss)	$223	$159	$216	$37

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$276	$149
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	272	274
Equipment transferred to cost of goods sold	691	42
Share-based compensation	300	238
Net change in:
Trade accounts receivable	(1,592)	549
Inventories	(404)	286
Other current assets	198	22
Accrued cost of business restructuring	-	(66)
Accounts payable and accrued liabilities	(612)	(467)
Deferred revenue	(17)	(681)
Other long-term liabilities	83	(45)
Net cash provided by (used in) operating activities	(805)	301

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,377)	(394)
Cash provided by (used in) investing activities	(1,377)	(394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of tax withholding	(63)	(60)
Repurchase of common stock	(174)	-
Cash provided by (used in) financing activities	(237)	(60)
Increase/(decrease) in cash and cash equivalents	(2,419)	(153)

Effects of exchange rate changes on cash	(25)	(63)
Cash and cash equivalents at beginning of period	11,268	9,361
Cash and cash equivalents at end of period	$8,824	$9,145

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income Taxes	$6	($10)
See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of June 30, 2016 and June 30, 2015 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2015.

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

Stock-Based Compensation Expense

We measure and recognize compensation expense as required for all share-based payment awards, including employee stock options and restricted stock unit awards, based on estimated fair values and estimated forfeiture rate on the grant dates.

Income Tax

Historically, when accounting for uncertainty in income taxes, we have not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three and six months ended June 30, 2016.  However, we have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

We have incurred net operating losses in certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses and credit carryforwards, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future.  There were $218,000 and $206,000 of unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of June 30, 2016 and 2015, respectively.

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

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	June 30, 2016	December 31, 2015
(in thousands)
Raw material	$2,577	$2,262
Work-in-process	1,004	1,099
Finished goods	507	344
Inventories	$4,088	$3,705

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	June 30, 2016	December 31, 2015
(in thousands)
Leasehold improvements	$388	$77
Equipment	6,023	5,739
	6,411	5,816
Less accumulated depreciation	4,760	4,579
Property and equipment, net	$1,651	$1,237

NOTE 4 – BUSINESS RESTRUCTURING

Our previous years’ restructure actions have been fully implemented.  As a result of the lease amendment discussed in Note 6, “Operating Lease Commitments”, which started in July 2015, the balance of the restructure liability of approximately $120,000 was incorporated into our deferred rent liability as part of the new lease incentive.

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	June 30, 2016	December 31, 2015
(in thousands)
Product warranty	$330	$368
Sales return reserve	61	61
Other taxes	157	92
Other	169	19
Other accrued liabilities	$717	$540

The changes in our product warranty liability for the six months ending June 30, 2016 are as follows:

June 30, 2016
(in thousands)
Liability, beginning balance	$368
Net expenses	416
Warranty claims	(458)
Accrual revisions	4
Liability, ending balance	$330

NOTE 6 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2016 (remaining)	$431
2017	821
2018	806
2019	838
2020	835
Thereafter	432
Total	$4,163

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

NOTE 7 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At June 30, 2016, the purchase commitments and other obligations totaled $1,394,000 of which all but $44,000 are expected to be paid over the next twelve months.

NOTE 8 – CONTINGENCIES

As of June 30, 2016, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	Jun. 30, 2016	Jun. 30, 2015	Jun. 30, 2016	Jun. 30, 2015
(in thousands except per share data)
Numerator for basic and diluted
earnings per share:
Net income	$444	$100	$276	$149

Denominator for basic
earnings per share:
weighted-average shares	7,942	7,894	7,944	7,879

Employee stock options and awards	97	184	89	183

Denominator for diluted
earnings per share:
adjusted weighted-average shares &
assumed conversions of stock options	8,039	8,078	8,033	8,062

Basic and diluted
earnings per share:
Total basic earnings per share	$0.06	$0.01	$0.03	$0.02
Total diluted earnings per share	$0.06	$0.01	$0.03	$0.02

Options to purchase 229,213 and 165,843 shares were outstanding as of June 30, 2016 and 2015, respectively, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and six months ended June 30, 2016 and 2015, respectively, was as follows:

	Three Months Ended		Six Months Ended
	Jun. 30, 2016	Jun. 30, 2015	Jun. 30, 2016	Jun. 30, 2015
(in thousands)
Cost of goods sold	$6	$6	$8	$8
Research and development	41	22	60	41
Selling, general and administrative	158	120	232	189
Total share-based compensation	$205	$148	$300	$238

Impact on net earnings per share:
Basic and diluted	($0.03)	($0.02)	($0.04)	($0.03)

Equity awards granted during the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	Jun. 30, 2016	Jun. 30, 2015	Jun. 30, 2016	Jun. 30, 2015

Restricted Stock	212,100	193,800	222,100	193,800

There were no stock option awards issued during the three and six months ended June 30, 2016 and 2015.

Non-employee directors Restricted Stock Units (“RSU’s”) vest over one year, employee RSU’s vest over four years with the expense being recognized over the vesting period.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at June 30, 2016 are:

Jun. 30, 2016
(in thousands unless specified)
Unamortized future equity compensation expense	$1,303
Remaining weighted average amortization period in years	2.85

NOTE 11 – SHARE REPURCHASE PROGRAMS

On February 24, 2016, our Board of Directors approved a share repurchase program with provisions to buy back up to $1 million of our stock during the period from March 2, 2016 through March 31, 2017.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period.  For the three months ended June 30, 2016, 31,330 shares of stock have been repurchased at an average price of $2.44 for a total of $76,425 plus $658 in commissions.  For the six months ended June 30, 2016, 73,845 shares of stock have been repurchased at an average price of $2.33 for a total of $172,409 plus $1,513 in commissions.

The following is a summary of share repurchase activity under the plan through June 30, 2016:

Repurchases by Month	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program

March 2016	$2.26	42,515	$903,161
April 2016	$2.35	8,480	$883,064
May 2016	$2.52	7,650	$863,602
June 2016	$2.45	15,200	$826,078
Total	$2.33	73,845

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

We are focusing our research and development efforts in our strategic growth markets, namely managed and secure programming technology, automated programming systems and their enhancements for the manufacturing environment and software.  We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including NAND Flash, e-MMC, and microcontrollers on our newer products.  In 2015, we announced our new PSV5000 and our new Lumen™X programmer.  In 2016, we released LumenX integrated into the PSV5000 automated programming system.

Our customer focus is on strategic high volume and high growth market segments: automotive electronics and IoT (Internet of Things) systems including industrial and consumer devices.

Subsequent to the end of the quarter, we announced the signing of a five year supply agreement with Bosch Car Multimedia division, recognized to be a leading automotive electronics manufacturer with high quality standards.  This resulted from a complex benchmark evaluation versus our key competitors.  We expect to see some business in 2016, with a larger impact expected for 2017 and 2018.

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

Share-based Compensation:  We account for share-based awards made to our employees and directors, including employee stock option awards and restricted stock unit awards, using the estimated grant date fair value method of accounting and estimated forfeiture rate.  For options, we estimate the fair value using the Black-Scholes valuation model, which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The expected stock price volatility assumption was determined using the historical volatility of our common stock.  Changes in the subjective assumptions required in the valuation model may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.

Results of Operations

Net Sales

	Three Months Ended			Six Months Ended
Net sales by product line	Jun. 30, 2016	Change	Jun. 30, 2015	Jun. 30, 2016	Change	Jun. 30, 2015
(in thousands)
Automated programming systems	$4,657	34.1%	$3,474	$7,949	(2.5%)	$8,152
Non-automated programming systems	1,144	(22.9%)	1,484	2,465	(9.0%)	2,708
Total programming systems	$5,801	17.0%	$4,958	$10,414	(4.1%)	$10,860

	Three Months Ended			Six Months Ended
Net sales by location	Jun. 30, 2016	Change	Jun. 30, 2015	Jun. 30, 2016	Change	Jun. 30, 2015
(in thousands)
United States	$599	(39.9%)	$997	$1,622	16.1%	$1,397
% of total	10.3%		20.1%	15.6%		12.9%

International	$5,202	31.3%	$3,961	$8,792	(7.1%)	$9,463
% of total	89.7%		79.9%	84.4%		87.1%

Net sales in the second quarter of 2016 were $5.8 million, compared with $5.0 million in the second quarter of 2015.  The year-over-year increase in sales was primarily a result of strong bookings in the first quarter of 2016, particularly for automotive electronics equipment and Internet of Things markets.  Net sales for the first half of 2016 were $10.4 million as compared to $10.9 million for the same period last year.  On an international regional basis, revenue in the second quarter of 2016 increased in Asia 48% and in Europe 27% and declined 30% in the Americas compared to the second quarter of 2015.

On a product basis, the net sales growth is primarily from higher PSV family sales, offset in part by declining older product family sales and adapter sales.  A sales breakdown by type for the second quarter of 2016 was 70% equipment, 21% adapters, and 9% software and maintenance and was approximately the same year to date through the second quarter of 2016.  Adapters are a consumable item and software and maintenance are typically recurring under annual subscription contracts.

Order bookings were $5.7 in the second quarter of 2016 compared to $5.1 million in the same period in 2015.  The variation in revenue amounts versus order amounts related to the change in deferred revenues, backlog and currency translation.  Backlog at June 30, 2016 was $2.0 million compared to $1.9 million on June 30, 2015 and $2.0 million on March 31, 2016.  Deferred revenue at June 30, 2016 was $1.1 million compared to $1.0 million on June 30, 2015 and $1.2 million on March 31, 2016.

For the six months ending June 30, 2016, compared to the same period in 2015, the net sales decrease was primarily due to lower sales of our automated programming systems.  On a regional basis, net sales increased 13% in Asia and 5% in the Americas, while declining 22% in the Americas compared to the same period in 2015.

Gross Margin

	Three Months Ended			Six Months Ended
	Jun. 30, 2016	Change	Jun. 30, 2015	Jun. 30, 2016	Change	Jun. 30, 2015
(in thousands)
Gross margin	$3,088	13.4%	$2,722	$5,616	0.6%	$5,580
Percentage of net sales	53.2%		54.9%	53.9%		51.4%

Gross margin increased in dollars due to the sales volume increase.  Gross margin as a percentage of sales in the second quarter of 2016 was 53.2%, compared with 54.9% in the second quarter of 2015.  The gross margin decrease as a percentage of sales for the second quarter was primarily due to a product mix shift and less favorable factory variances.

For the first six months of 2016 compared to the same period in 2015, gross margin as a percentage of sales increased primarily due to favorable factory variances, particularly in the first quarter.  Based on past experience, we expect variations in our gross margin as a percentage of sales due to changes in key factors for future periods including: sales volume, product mix, channel mix, pricing, inventory fluctuations, warranty, factory variances and currency exchange rates.

Research and Development

	Three Months Ended			Six Months Ended
	Jun. 30, 2016	Change	Jun. 30, 2015	Jun. 30, 2016	Change	Jun. 30, 2015
(in thousands)
Research and development	$1,172	(5.7%)	$1,243	$2,297	(1.9%)	$2,341
Percentage of net sales	20.2%		25.1%	22.1%		21.6%

Research and development (“R&D”) decreased $71 thousand in the second quarter of 2016 compared to the same period in 2015, primarily due to lower R&D materials and contract labor related to the Lumen™X product.

For the first six months of 2016 compared to the same period in 2015, the decrease in R&D expense was generally due to the same factors discussed above for the second quarter.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	Jun. 30, 2016	Change	Jun. 30, 2015	Jun. 30, 2016	Change	Jun. 30, 2015
(in thousands)
Selling, general &
administrative	$1,525	7.8%	$1,415	$3,103	5.1%	$2,953
Percentage of net sales	26.3%		28.5%	29.8%		27.2%

Selling, General and Administrative (“SG&A”) expenses increased $110 thousand in the second quarter of 2016  compared to the same period in 2015, primarily due to higher employee related costs, a higher bad debt reserve and higher commissions.

For the first six months of 2016 compared to the same period in 2015, the increase in SG&A expense was generally due to the same factors discussed above for the second quarter and includes approximately $20 thousand non-recurring 2016 Shanghai office move costs.

Interest

	Three Months Ended			Six Months Ended
	Jun. 30, 2016	Change	Jun. 30, 2015	Jun. 30, 2016	Change	Jun. 30, 2015
(in thousands)
Interest income	$11	(59.3%)	$27	$23	(60.3%)	$58

Interest income decreased in the second quarter of 2016 compared to the same period in 2015, due to both lower invested cash balances and lower interest rates.

For the first six months of 2016 compared to the same period in 2015, the decrease in interest income was generally due to the same factors discussed above for the second quarter.

Income Taxes

	Three Months Ended			Six Months Ended
	Jun. 30, 2016	Change	Jun. 30, 2015	Jun. 30, 2016	Change	Jun. 30, 2015
(in thousands)
Income tax (expense) benefit	($7)	*	$2	($8)	14.3%	($7)
* not meaningful

Income tax (expense)/benefit for the second quarter of 2016 compared to same period in 2015, primarily resulted from foreign subsidiary income tax and refunds received in 2015 by foreign subsidiaries.

For the first six months of 2016 compared to the same period in 2015, the change in income tax expense was generally due to the same factors discussed above for the second quarter.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $11.4 million as of June 30, 2016.  Our deferred tax assets and valuation allowance have been reduced by approximately $218 thousand and $206 thousand associated with the requirements of accounting for uncertain tax positions as of June 30, 2016 and 2015, respectively.  Given the uncertainty created by our past loss history and the cyclical nature of the industry in which we operate, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Financial Condition

Liquidity and Capital Resources

	Jun. 30, 2016	Change	Dec. 31, 2015
(in thousands)
Working capital	$13,743	($80)	$13,823

At June 30, 2016 our cash position was $8.8 million, with $3.7 million in the USA and the balance in foreign subsidiaries. The change in cash during the quarter resulted primarily from a working capital shift mostly to receivables.

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

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  We may require additional cash for U.S. operations, which could cause potential repatriation of cash that is held in our foreign subsidiaries.  Although we have no current repatriation plans, there may be tax and other impediments to any repatriation actions.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek possible additional financing.

OFF-Balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 6, “Operating Lease Commitments” and Note 7, “Other Commitments”, we have no off-balance sheet arrangements.

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $584 thousand in the second quarter of 2016 compared to $197 thousand in the second quarter of 2015.  Adjusted EBITDA, excluding equity compensation (a non-cash item) was $789 thousand in the second quarter of 2016, compared to $345 thousand in the second quarter of 2015.

EBITDA was $533 thousand for the first six months of 2016 compared to $372 thousand in the first six months of 2015.  Adjusted EBITDA, excluding equity compensation was $833 thousand for the first six months of 2016, compared to $610 thousand for the first six months of 2015.

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

Non-Generally accepted accounting principles (GAAP) FINANCIAL Measure RECONCILIATION

	Three Months Ended		Six Months Ended
	Jun. 30, 2016	Jun. 30, 2015	Jun. 30, 2016	Jun. 30, 2015
(in thousands)
Net Income	$444	$100	$276	$149
Interest (income) expense	(11)	(27)	(23)	(58)
Taxes	7	(2)	8	7
Depreciation & amortization	144	126	272	274
EBITDA earnings	$584	$197	$533	$372

Equity compensation	205	148	300	238
Adjusted EBITDA,
excluding equity compensation	$789	$345	$833	$610

RECENT ACCOUNTING ANNOUNCEMENTS

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

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of June 30, 2016, we were not a party to any material pending legal proceedings.

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

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

                                None

Item 3.                  Defaults Upon Senior Securities

                                None

Item 4.                  Mine Safety Disclosures

                                Not Applicable

Item 5.                  Other Information

                                None

Item 6.                  Exhibits

(a)    Exhibits

                  4   Instruments Defining the Rights of Security Holders, Including Indentures:

         4.5                     Amendment No. 3 to Rights Agreement, dated as of July 13, 2016, between Data I/O Corporation and Computershare.  (Incorporated by reference to Exhibit 4.4 of Data I/O’s Form 8-A/A filed on July 14, 2016).

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

DATED:   August 15, 2016

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

DATED:   August 15, 2016

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

DATED:   August 15, 2016

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2016 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony Ambrose, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 15, 2016

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2016 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 15, 2016