Form 10-Q
period 2016-09-30
DATA I/O CORP
filed 2016-11-14
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Shares of Common Stock, no par value, outstanding as of October 26, 2016:

7,992,394

PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	September 30, 2016	December 31, 2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,725	$11,268
Trade accounts receivable, net of allowance for
doubtful accounts of $103 and $43, respectively	5,198	2,790
Inventories	3,896	3,705
Other current assets	360	577
TOTAL CURRENT ASSETS	19,179	18,340

Property, plant and equipment – net	1,794	1,237
Other assets	63	63
TOTAL ASSETS	$21,036	$19,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,298	$1,250
Accrued compensation	1,704	1,689
Deferred revenue	1,259	1,038
Other accrued liabilities	633	540
TOTAL CURRENT LIABILITIES	4,894	4,517

Long-term other payables	473	429

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 7,979,541 shares as of September 30,
2016 and 7,943,720 shares as of December 31, 2015	19,202	19,051
Accumulated (deficit)	(4,115)	(5,016)
Accumulated other comprehensive income	582	659
TOTAL STOCKHOLDERS’ EQUITY	15,669	14,694
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,036	$19,640

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net Sales	$6,588	$6,159	$17,002	$17,019
Cost of goods sold	2,945	2,990	7,743	8,270
Gross margin	3,643	3,169	9,259	8,749
Operating expenses:
Research and development	1,358	1,188	3,655	3,530
Selling, general and administrative	1,664	1,505	4,766	4,457
Total operating expenses	3,022	2,693	8,421	7,987
Operating income	621	476	838	762
Non-operating income (expense):
Interest income	11	30	34	88
Foreign currency transaction gain (loss)	(3)	(50)	41	(237)
Total non-operating income (expense)	8	(20)	75	(149)
Income before income taxes	629	456	913	613
Income tax (expense)	(4)	(17)	(12)	(24)
Net income	$625	$439	$901	$589

Basic earnings per share	$0.08	$0.06	$0.11	$0.07
Diluted earnings per share	$0.08	$0.05	$0.11	$0.07
Weighted-average basic shares	7,977	7,930	7,955	7,896
Weighted-average diluted shares	8,183	8,042	8,083	8,055

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$625	$439	$901	$589
Other comprehensive income:
Foreign currency translation gain (loss)	(17)	(92)	(77)	(204)
Comprehensive income	$608	$347	$824	$385

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$901	$589
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	409	401
Equipment transferred to cost of goods sold	720	184
Share-based compensation	409	330
Net change in:
Trade accounts receivable	(2,385)	(1,126)
Inventories	(211)	759
Other current assets	213	108
Accrued cost of business restructuring	-	(66)
Accounts payable and accrued liabilities	160	(348)
Deferred revenue	163	(603)
Other long-term liabilities	86	225
Deposits and other long-term assets	1	-
Net cash provided by operating activities	466	453

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,688)	(632)
Cash (used in) investing activities	(1,688)	(632)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of tax withholding	(76)	(55)
Repurchase of common stock	(191)	-
Cash provided by (used in) financing activities	(267)	(55)
Increase/(decrease) in cash and cash equivalents	(1,489)	(234)

Effects of exchange rate changes on cash	(54)	(132)
Cash and cash equivalents at beginning of period	11,268	9,361
Cash and cash equivalents at end of period	$9,725	$8,995

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$6	$11
See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of September 30, 2016 and September 30, 2015 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2015.

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

When we sell software separately, we recognize software revenue upon shipment, provided that only inconsequential obligations remain on our part and substantive acceptance conditions, if any, have been met.

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

Income Tax

Historically, when accounting for uncertainty in income taxes, we have not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three and nine months ended September 30, 2016.  However, we have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

We have incurred net operating losses in certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses and credit carryforwards, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future.  There were $222,000 and $211,000 of unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of September 30, 2016 and 2015, respectively.

Tax years that remain open for examination include 2013, 2014, and 2015 in the United States of America.  In addition, tax years from 2001 to 2012 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

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

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	September 30, 2016	December 31, 2015
(in thousands)
Raw material	$2,373	$2,262
Work-in-process	1,249	1,099
Finished goods	274	344
Inventories	$3,896	$3,705

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	September 30, 2016	December 31, 2015
(in thousands)
Leasehold improvements	$389	$77
Equipment	5,172	4,482
Sales demonstration equipment	992	1,257
	6,553	5,816
Less accumulated depreciation	4,759	4,579
Property and equipment, net	$1,794	$1,237

NOTE 4 – BUSINESS RESTRUCTURING

Our previous years’ restructure actions have been fully implemented.  As a result of the lease amendment discussed in Note 6, “Operating Lease Commitments”, which started in July 2015, the balance of the restructure liability of approximately $120,000 was incorporated into our deferred rent liability at July 2015 as part of the new lease incentive.

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	September 30, 2016	December 31, 2015
(in thousands)
Product warranty	$353	$368
Sales return reserve	50	61
Other taxes	111	92
Other	119	19
Other accrued liabilities	$633	$540

The changes in our product warranty liability for the nine months ending September 30, 2016 are as follows:

September 30, 2016
(in thousands)
Liability, beginning balance	$368
Net expenses	561
Warranty claims	(603)
Accrual revisions	27
Liability, ending balance	$353

NOTE 6 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2016 (remaining)	$218
2017	831
2018	816
2019	847
2020	844
Thereafter	432
Total	$3,988

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

Our lease for our Munich, Germany facility is for approximately 4,306 square feet and is scheduled to end May 31, 2017.

NOTE 7 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At September 30, 2016, the purchase commitments and other obligations totaled $1,394,000 of which all but $38,000 are expected to be paid over the next twelve months.

NOTE 8 – CONTINGENCIES

As of September 30, 2016, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2016	Sep. 30, 2015	Sep. 30, 2016	Sep. 30, 2015
(in thousands except per share data)
Numerator for basic and diluted
earnings per share:
Net income	$625	$439	$901	$589

Denominator for basic
earnings per share:
weighted-average shares	7,977	7,930	7,955	7,896

Employee stock options and awards	206	112	128	159

Denominator for diluted
earnings per share:
adjusted weighted-average shares &
assumed conversions of stock options	8,183	8,042	8,083	8,055

Basic and diluted
earnings per share:
Total basic earnings per share	$0.08	$0.06	$0.11	$0.07
Total diluted earnings per share	$0.08	$0.05	$0.11	$0.07

Options to purchase 198,395 and 162,526 shares were outstanding as of September 30, 2016 and 2015, respectively, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and nine months ended September 30, 2016 and 2015, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2016	Sep. 30, 2015	Sep. 30, 2016	Sep. 30, 2015
(in thousands)
Cost of goods sold	$3	$2	$11	$11
Research and development	23	18	82	58
Selling, general and administrative	84	73	316	261
Total share-based compensation	$110	$93	$409	$330

Impact on net earnings per share:
Basic and diluted	($0.01)	($0.01)	($0.05)	($0.04)

Equity awards granted during the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2016	Sep. 30, 2015	Sep. 30, 2016	Sep. 30, 2015

Restricted Stock	3,000	-	225,100	193,800

There were no stock option awards issued during the three and nine months ended September 30, 2016 and 2015.

Non-employee directors Restricted Stock Units (“RSU’s”) vest over one year, employee RSU’s vest over four years with the expense being recognized over the vesting period.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at September 30, 2016 are:

Sep. 30, 2016
(in thousands unless specified)
Unamortized future equity compensation expense	$1,188
Remaining weighted average amortization period in years	2.67

NOTE 11 – SHARE REPURCHASE PROGRAMS

On February 24, 2016, our Board of Directors approved a share repurchase program with provisions to buy back up to $1 million of our stock during the period from March 2, 2016 through March 31, 2017.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period.  For the three months ended September 30, 2016, 6,500 shares of stock have been repurchased at an average price of $2.61 for a total of $16,951 plus $136 in commissions.  For the nine months ended September 30, 2016, 80,345 shares of stock have been repurchased at an average price of $2.36 for a total of $189,360 plus $1,652 in commissions.

The following is a summary of share repurchase activity under the plan through September 30, 2016:

Repurchases by Month	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program

March 2016	$2.26	42,515	$903,161
April 2016	$2.35	8,480	$883,064
May 2016	$2.52	7,650	$863,602
June 2016	$2.45	15,200	$826,078
July 2016	$2.61	6,500	$808,991
Total	$2.36	80,345

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

We are focusing our research and development efforts in our strategic growth markets, namely managed and secure programming technology, automated programming systems and their enhancements for the manufacturing environment and software.  We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including NAND Flash, e-MMC, and microcontrollers on our newer products.  In 2015, we announced our new PSV5000 and our new Lumen™X programmer.  In 2016, we released the integrated PSV5000 with LumenX.

Our customer focus is on strategic high volume and high growth market segments: automotive electronics and IoT (Internet of Things) including industrial and consumer devices.

During the quarter ended September 30, 2016, we announced the signing of a five year supply agreement with Bosch Car Multimedia division, recognized to be a leading automotive electronics manufacturer.  This resulted from a complex benchmark evaluation versus our key competitors.  We have begun to see initial system orders in 2016, with a larger business impact expected for 2017 and 2018.

BUSINESS RESTRUCTURING PROGRESS

Our previous years’ restructure actions have been fully implemented. As a result of the lease amendment discussed in Note 6, “Operating Lease Commitments”, which started in July 2015, the balance of the restructure liability of approximately $120,000 was incorporated into our deferred rent liability at July 2015 as part of the new lease incentive.

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

Share-based Compensation:  We account for share-based awards made to our employees and directors, including employee stock option awards and restricted stock unit awards, using the estimated grant date fair value method of accounting and estimated forfeiture rate.  For options, we estimate the fair value using the Black-Scholes valuation model, which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The expected stock price volatility assumption is determined using the historical volatility of our common stock.  Changes in the subjective assumptions required in the valuation model may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.

Results of Operations

Net Sales

	Three Months Ended			Nine Months Ended
Net sales by product line	Sep. 30, 2016	Change	Sep. 30, 2015	Sep. 30, 2016	Change	Sep. 30, 2015
(in thousands)
Automated programming systems	$5,196	9.1%	$4,762	$13,417	3.9%	$12,914
Non-automated programming systems	1,392	(0.4%)	1,397	3,585	(12.7%)	4,105
Total programming systems	$6,588	7.0%	$6,159	$17,002	(0.1%)	$17,019

	Three Months Ended			Nine Months Ended
Net sales by location	Sep. 30, 2016	Change	Sep. 30, 2015	Sep. 30, 2016	Change	Sep. 30, 2015
(in thousands)
United States	$464	3.3%	$449	$2,086	13.0%	$1,846
% of total	7.0%		7.3%	12.3%		10.8%

International	$6,124	7.3%	$5,710	$14,916	(1.7%)	$15,173
% of total	93.0%		92.7%	87.7%		89.2%

Net sales in the third quarter of 2016 were $6.6 million, compared with $6.2 million in the third quarter of 2015.  The year over year increase in sales was primarily a result of strong bookings in the second and third quarters of 2016, particularly for automotive electronics equipment to end customers and programming centers.  During the third quarter, we shipped and recorded revenue for the 100th PSV system.  On a regional basis, revenue in the third quarter of 2016 increased in Asia 21% and in the Americas 32% and declined 20% in Europe compared to the third quarter of 2015.

On a product basis, the net sales growth in the third quarter is primarily from higher PSV, LumenX and RoadRunner family and adapter sales, offset in part by declining older product family sales.  A sales breakdown by type for the third quarter of 2016 was 63% equipment, 28% adapters, and 9% software and maintenance.  Adapters are a consumable item and software and maintenance are typically recurring under annual subscription contracts.

Order bookings were $7.9 million in the third quarter of 2016 compared to $5.9 million in the same period in 2015.  The variation in revenue amounts versus order amounts related to the change in deferred revenues, backlog and currency translation.  Backlog at September 30, 2016 was $3.1 million compared to $1.6 million on September 30, 2015 and $2.0 million on June 30, 2016.  Deferred revenue at September 30, 2016 was $1.3 million compared to $1.1 million on September 30, 2015 and $1.1 million on June 30, 2016.

For the nine months ending September 30, 2016, compared to the same period in 2015, net sales are approximately the same, with a continued trend of higher automated and lower non-automated system sales.  On a regional basis, net sales increased 16% in Asia and 13% in the Americas, while declining 20% in Europe compared to the same period in 2015.

Gross Margin

	Three Months Ended			Nine Months Ended
	Sep. 30, 2016	Change	Sep. 30, 2015	Sep. 30, 2016	Change	Sep. 30, 2015
(in thousands)
Gross margin	$3,643	15.0%	$3,169	$9,259	5.8%	$8,749
Percentage of net sales	55.3%		51.5%	54.5%		51.4%

Gross margin increased in dollars due to the sales volume increase.  Gross margin as a percentage of sales was 55.3%, compared to 51.5% in the third quarter of 2015, with the increase primarily due to a product mix shift and favorable factory variances as well as the leverage of relatively fixed factory costs with higher sales volume.

For the first nine months of 2016 compared to the same period in 2015, gross margin as a percentage of sales increased generally due to the same factors discussed above for the third quarter.  Based on past experience, we expect variations in our gross margin as a percentage of sales due to changes in key factors for future periods including: sales volume, product mix, channel mix, pricing, inventory fluctuations, warranty, factory variances and currency exchange rates.

Research and Development

	Three Months Ended			Nine Months Ended
	Sep. 30, 2016	Change	Sep. 30, 2015	Sep. 30, 2016	Change	Sep. 30, 2015
(in thousands)
Research and development	$1,358	14.3%	$1,188	$3,655	3.5%	$3,530
Percentage of net sales	20.6%		19.3%	21.5%		20.7%

Research and development (“R&D”) increased $170,000 in the third quarter of 2016 compared to the same period in 2015, primarily due to intellectual property patent filings and engineering recruiting and related compensation expense.

For the first nine months of 2016 compared to the same period in 2015, the increase in R&D expense was generally due to the same factors discussed above for the third quarter.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	Sep. 30, 2016	Change	Sep. 30, 2015	Sep. 30, 2016	Change	Sep. 30, 2015
(in thousands)
Selling, general &
administrative	$1,664	10.6%	$1,505	$4,766	6.9%	$4,457
Percentage of net sales	25.3%		24.4%	28.0%		26.2%

Selling, General and Administrative (“SG&A”) expenses increased $159,000 in the third quarter of 2016  compared to the same period in 2015, primarily due to higher commissions, consulting, employee related costs, and rent, offset in part by the one-time expense of our Redmond headquarters move in 2015.

For the first nine months of 2016 compared to the same period in 2015, the increase in SG&A expense was generally due to the same factors discussed above for the third quarter as well as less charges allocated out of SG&A in 2016.

Interest

	Three Months Ended			Nine Months Ended
	Sep. 30, 2016	Change	Sep. 30, 2015	Sep. 30, 2016	Change	Sep. 30, 2015
(in thousands)
Interest income	$11	(63.3%)	$30	$34	(61.4%)	$88

Interest income decreased in the third quarter of 2016 compared to the same period in 2015, due to both lower invested cash balances and lower interest rates.

For the first nine months of 2016 compared to the same period in 2015, the decrease in interest income was generally due to the same factors discussed above for the third quarter.

Income Taxes

	Three Months Ended			Nine Months Ended
	Sep. 30, 2016	Change	Sep. 30, 2015	Sep. 30, 2016	Change	Sep. 30, 2015
(in thousands)
Income tax (expense)	($4)	(76.5%)	($17)	($12)	(50.0%)	($24)

Income tax (expense) for the third quarter of 2016 compared to same period in 2015, primarily resulted from foreign subsidiary income tax.

For the first nine months of 2016 compared to the same period in 2015, the change in income tax expense was generally due to the same factors discussed above for the third quarter.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $11.2 million as of September 30, 2016.  Our deferred tax assets and valuation allowance have been reduced by approximately $222,000 and $211,000 associated with the requirements of accounting for uncertain tax positions as of September 30, 2016 and 2015, respectively.  Given the uncertainty created by our past loss history and the cyclical nature of the industry in which we operate, we expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Financial Condition

Liquidity and Capital Resources

	Sep. 30, 2016	Change	Dec. 31, 2015
(in thousands)
Working capital	$14,285	$462	$13,823

At September 30, 2016 our cash position was $9.7 million, with $4.5 million in the USA and the balance in foreign subsidiaries. The change in cash during the quarter resulted primarily from earnings for the period.

Although we have no significant external capital expenditure plans currently, we expect that we will continue to make capital expenditures to support our business.  We plan to increase our internally developed sales demonstration and test equipment as we develop and release new products.  Capital expenditures are expected to be funded by existing and internally generated funds or possible lease financing.

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

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $755,000 in the third quarter of 2016 compared to $552,000 in the third quarter of 2015.  Adjusted EBITDA, excluding equity compensation (a non-cash item) was $865,000 in the third quarter of 2016, compared to $645,000 in the third quarter of 2015.

EBITDA was $1.3 million for the first nine months of 2016 compared to $925,000 in the first nine months of 2015.  Adjusted EBITDA, excluding equity compensation was $1.7 million for the first nine months of 2016, compared to $1.3 million for the first nine months of 2015.

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

Non-Generally accepted accounting principles (GAAP) FINANCIAL Measure RECONCILIATION

	Three Months Ended		Nine Months Ended
	Sep. 30, 2016	Sep. 30, 2015	Sep. 30, 2016	Sep. 30, 2015
(in thousands)
Net Income	$625	$439	$901	$589
Interest (income)	(11)	(30)	(34)	(88)
Taxes	4	17	12	24
Depreciation & amortization	137	126	409	400
EBITDA earnings	$755	$552	$1,288	$925

Equity compensation	110	93	409	330
Adjusted EBITDA,
excluding equity compensation	$865	$645	$1,697	$1,255

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

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of September 30, 2016, we were not a party to any material pending legal proceedings.

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

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

See Note 11 to the consolidated financial statements for information regarding the Company’s stock repurchases.

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

                10   Material Contracts:

         10.31                   Negotiation Protocol for the Purchase of Data I/O’s PSV7000, a supply agreement executed July 20, 2016, between Data I/O Corporation and Bosch Car Multimedia Group. *

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

DATED:   November 10, 2016

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

DATED:   November 10, 2016

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

DATED:   November 10, 2016

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2016 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony Ambrose, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

November 10, 2016

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2016 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

November 10, 2016

Exhibit 10.31

Negotiation Protocol for the Purchase of Data I/O’s PSV7000, a supply agreement executed July 20, 2016, between Data I/O Corporation and Bosch Car Multimedia Group. *

*Portions of this exhibit have been omitted based on an application for confidential treatment from the SEC. The omitted portions of these exhibits have been filed separately with the SEC.