Form 10-K
period 2016-12-31
DATA I/O CORP
filed 2017-03-28
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)                                                             FORM 10-K

(X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

 Large accelerated filer __  Accelerated filer __  Non-accelerated filer __  Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  __ No X

Aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant as of June 30, 2016:

$17,867,842

Shares of Common Stock, no par value, outstanding as of March 17, 2017:

8,048,516

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its May 18, 2017 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

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

General

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) is a global market leader for advanced programming and associated intellectual property management solutions used in the manufacturing of flash memory, microcontrollers, and flash-memory-based intelligent devices.  Data I/O® designs, manufactures and sells programming systems for electronic device manufacturers, specifically targeting high growth areas such as high-volume users of flash memory and microcontrollers.  Most electronic products today incorporate one or more programmable semiconductor devices that contain data and operating instructions essential for the proper operation of the product.

Our mission is to deliver high-value systems, software and services to the expanding programmable semiconductor market by providing a software-rich programming platform for secure content delivery.  Programmable devices are used in products such as automobile electronics, smartphones, HDTV, tablets and gaming systems.  Our solutions, some of which include intellectual property management, secure content management and process control capabilities, enable us to address the demanding requirements of the electronic device market, where applications and intellectual property protection are essential to our customer’s success.  Our largest customers are heavy users of programmable semiconductor devices and include original equipment manufacturers (“OEMs”) in automotive electronics, consumer electronics and Internet of Things ("IoT") and their programming center partners, wireless and electronic manufacturing service (“EMS”) contract manufacturers.

Data I/O was incorporated in the State of Washington in 1969 and its business was founded in 1972.

Industry Background

We enable companies to improve productivity, increase supply chain security and reduce costs by providing device programming solutions that allow our customers to take intellectual property (large design and data files) and protect and program it into memory, microcontroller and logic devices quickly and cost-effectively.  We also provide services related to hardware support, system installation and repair, and device programming.  Companies that design and manufacture products utilizing programmable electronic devices, ranging from automobiles to cell phones, purchase programming solutions from us.  Trends of increasing device densities, shrinking device packages, increased demands for security, and customers increasing their software content file sizes, combined with the increasing numbers of intelligent devices such as automotive electronics and IoT applications, are driving demand for our solutions.

Traditionally, our programming market opportunity focused on the number of semiconductor devices to be programmed, but because of the rapid increase in the density of devices, and increasing demands for supply chain security, the focus has shifted in many cases from the number and type of devices to the number and type of bits per device to be programmed.  With expected growth in IoT applications, the business opportunity for this market differentiates on quality, security and automation.

Some of our automated programming systems integrate both data programming, and automated handling functions into a single product solution.  Moving forward, we anticipate integrating security provisioning as well. Quality conscious customers, particularly those in high-volume manufacturing and programming, continue to drive this portion of our business.

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

Our PSV7000 Automated Programming System has continued to be adopted in the marketplace, in particular for automotive electronics customers, and has previously won the Global Technology Award at Productronica, the Circuits Assembly NPI Award and the EM Asia Innovation Award.  Our PSV3000 Automated Programming System, developed for the local Asian automation market, was introduced in July 2014 and has previously won the Global Technology Award for Device Programming at SMTA International, the EM Asia Innovation Award and the SMT China Vision Award.  Our PSV5000 automated programming system, which replaces our PS388 system with a more integrated solution at a lower cost, was introduced in April 2015.  Our Lumen™X programmer won the Global Technology Award at Productronica in November 2015 and the Circuits Assembly NPI award in March 2016.  In 2016, approximately 78% of our capital equipment sales came from PSV family and LumenX which were introduced over the last 3 years.

Our programming solutions include a broad range of products, systems, modules and accessories, grouped into two general categories: automated programming systems and manual programming systems.  We provide two categories of automated programming systems: off-line and in-line.  Our automated systems have list selling prices ranging from $62,000 to $456,000 and our manual systems have list selling prices ranging from $9,500 to $23,000.  Our common programming platform, FlashCORE™, and our universal job setup tool, Tasklink™ for Windows®, are available in each family of our automated programming systems and in FlashPAK™, our manual programming system.  Our newest programming technology, LumenX, is available on our PSV7000, PSV5000 and as a standalone manual programmer.  In addition, we provide device support and service on all of our products.  Device support is a critical aspect of our business and consists of writing software algorithms for devices and developing socket adapters to hold and connect to the device for programming.

Our products have both an upfront solution sale and recurring revenue elements.  Adapters are a consumable item and software and maintenance are typically recurring under annual subscription contracts.

Sales Percentage of Total Sales Breakdown by Type
Sales Type	2016	2015	Drivers
Equipment Sales	66%	65%	Capacity, Process improvement, Technology
Adapter Sales	25%	25%	Capacity utilization, New customer products
Software and Maintenance Sales	9%	10%	Installed base, Added capabilities
Total	100%	100%

The table below presents our main products and the key features that benefit our customers:

Products	Key Features	Customer Benefits
PSV Handlers: Off-line (Automated)

•         Fast program and verify speeds

•         Up to 112 programming sites

•         Up to 2000 devices per hour throughput

•         Supports LumenX and FlashCORE III programmers

•         Supports multiple media types

•         Supports quality options – fiber laser marking, 3D coplanarity

•         ConneX Factory Integration Software & other Software

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

Products	Key Features	Customer Benefits
LumenX Programmer	• Extensible architecture for fast program, verify and download speeds • Large file size support • Secure Job creation • 8 sockets with tool-less changeover with single socket adapters	• Managed and secure programming • Fast setup and job changeover • Highest yield and low total cost of programming • High performance
FlashPAK III programmer: (Non-Automated)	• Scalability • Network control via Ethernet • Stand-alone operation or PC compatible • Parallel programming	• Validate designs before moving down the firmware supply chain • Unmatched ease of use in manual production systems
Sprint/Unifamily programmers: Off-line, Low Volume and Engineering (Non-Automated) (Legacy Equipment)	• Breadth of device coverage	• Universal programmer

Customers/Markets

We sell our solutions to customers worldwide, many of whom are world-class manufacturers of electronic devices used in a broad range of industries, as described in the following table:

Customer Types
	OEMs			EMS	Programming Centers
	Automotive Electronics	IoT, Industrial, Consumer Electronics	Wireless	Contract Manufacturers
Notable end customers	Delphi, Bosch, Alpine, Visteon, Kostal, Harman Becker, Denso, Continental, Panasonic, Magna, Magnetti Marelli	Square D, Siemens, Danfoss, Philips, Schneider, Endress+Hauser, Pilz, Insta, Carrier, Microsoft, Sony, Amazon, UTC	LG, TCL, Blackberry, Sony, HTC, ZTE	Pegatron, Flextronics, Jabil, Wistron, Sanmina SCI, Foxconn, Leesys, Calcomp	Arrow, Avnet, BTV, HTV, CPS, EPS, Elmitech, Noa(Toshiba)
Business drivers	Safety, navigation and infotainment devices, increased electronic content to support autonomous driving, security	Higher functionality driven by increasing electronic content. Shift from analog to connected intelligent devices, security	Applications, features & functionality of converged devices, large memories, security	Acquisition of OEM factories, production contract wins	Value-added services, logistics, security
Programming equipment drivers	Process improvement and simplification, new product rollouts, growing file sizes, quality control and traceability, security	Process improvement and simplification as well as new product rollouts, security	Rollout of new products that incorporate higher functionality, more memory and new technology	New contracts from OEMs, programming solutions specified by OEMs	Capacity utilization of their installed base of equipment, small parts handling, security

Buying criteria	Quality, reliability, configuration control, traceability, global support, intellectual property protection	Quality, reliability, configuration control, traceability, security	Throughput, technical capability to support evolving technology, global support, intellectual property protection, robust algorithms, low cost	Lowest equipment procurement cost, global support	Flexibility, lowest life-cycle cost-per programmed-part, low changeover time; use of multiple vendors provides negotiating leverage, device support availability

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

We have derived estimates of the size of the pre-programming served available market that our programming systems address.  In 2015, we believed this market was expected to double during the period from 2015-2020 based on BI Intelligence estimates of IoT Unit Growth and key automotive electronics forecasts.  These forecasts include: Global Automotive Infotainment Operating System Sales Forecast by IHS Automotive, showing unit growth doubling over four years, as well as OEM Light Vehicle ADAS (Advanced Driver Assist Systems) Spend by Strategy Analytics for spending growth projected by year through 2021.  While we have not updated our market model this year, the continued strong order demand in 2016, particularly in Automotive Electronics, is consistent with the 2015 model.  Based on these market forecasts and assuming sustained capital spending in our other pre-programming market sectors, we believe we are well-positioned for growth.

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

•         Proliferation of programmable microcontrollers to support the next-generation electronic car systems

•         Increasing use of high-density flash to provide memory for advanced applications that require programming

•         Increasing complexity to support autonomous vehicles

•         Increasing need for security solutions for a secure supply chain and lifecycle firmware integrity

Growth drivers for IoT: including industrial and consumer devices

•         Securely controlling groups of connected devices through a secure supply chain and lifecycle firmware integrity

•         Adding intelligence and processing into devices

•         Connecting previously unconnected devices to networks and the internet (such as intelligent thermostats and lighting)

•         Emergence of new devices and applications (such as wearables)

During 2016, we sold products to over 300 customers throughout the world. The following customers represented greater than 10% of sales in the applicable year:

2016       Four customers, Data Copy Limited, our distributor in China, Arrow, Bosch and BTV, accounted for approximately 16%, 13%, 11% and 10% of net sales respectively.  Arrow and BTV are Programming Centers and Bosch is an Automotive Electronics OEM.

2015       One customer, Data Copy Limited, our distributor in China, accounted for approximately 15% of net sales.

2014       One customer, Data Copy Limited, our distributor in China, accounted for approximately 12% of net sales.

The following customers represented greater than 10% of our consolidated accounts receivable balance as of December 31 of the applicable year:

2016       Three customers accounted for greater than 10% of our consolidated accounts receivable balance at December 31, 2016: Bosch and Arrow our direct customers, and Data Copy Limited, our distributor in China, represented 30%, 16% and 14% of that balance, respectively.

2015       Four customers accounted for greater than 10% of our consolidated accounts receivable balance at December 31, 2015: Data Copy Limited, our distributor in China, LeChamp, our distributor in south-east Asia, and Flextronics and Arrow, our direct customers, represented 24%, 13%, 12% and 11% of that balance, respectively.

2014       No customers represented greater than 10% of our consolidated accounts receivable.

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

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives and direct telesales.  Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by us.  Net sales in the United States for 2016, 2015 and 2014 were (in millions) $2.9, $2.2 and $2.1, respectively.  Some of our customer’s orders delivered internationally are heavily influenced by U.S. sales based efforts.

International Sales

International sales represented approximately 88%, 90% and 90% of net sales in 2016, 2015, and 2014, respectively.  We make foreign sales through our wholly-owned subsidiaries in Germany and China, as well as through independent distributors and sales representatives located in 47 other countries.  Our independent foreign distributors purchase our products for resale and we generally recognize the sale at the time of shipment to the distributor.  As with U.S. sales representatives, sales made by international sales representatives are on an agency basis, with sales made directly to the customer by us.

Net international sales for 2016, 2015, and 2014 were (in millions) $20.5, $19.8 and $19.8, respectively.  We determine international sales by the international geographic area into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers.  International sales do not include transfers between Data I/O and our foreign subsidiaries.  Export sales are subject to U.S. Department of Commerce regulations.  We have not, however, experienced difficulties to date as a result of these requirements.  We have not made sales to Iran or any Iranian governmental entities or any other blacklisted companies or countries.

Fluctuating exchange rates and other factors beyond our control, such as international monetary stability, tariff and trade policies and U.S. and foreign tax and economic policies, may affect the level and profitability of international sales.  We cannot predict the effect of such factors on our business, but we try to consider and respond to changes in these factors, particularly as the majority of our costs are U.S. based while the vast majority of our sales are international.

Competition

The competition in the programming systems market is highly fragmented with a small number of organizations selling directly competitive solutions and a large number of smaller organizations offering less expensive solutions.  In particular, low cost automated solutions have gained market share in recent years, where the competition is primarily based on price.  Typically, their equipment meets a “good enough” standard, but with reduced quality, traceability, security and other software features such as factory integration software.  Many of these competitors compete on a regional basis, with local language and support.

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

Manufacturing, Raw Materials and Backlog

We strive to manufacture and provide the best solutions for advanced programming.  We primarily assemble and test our products at our principal facilities in Redmond, Washington and Shanghai, China. We outsource our circuit board manufacturing and fabrication.  We use a combination of standard components, proprietary custom integrated circuits (“ICs”) and fabricated parts manufactured to our specifications.  Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer subassemblies, custom integrated circuits, hybrid circuits and connectors, are purchased from single sources.  We believe that additional sources can be developed for present single-source components without significant difficulties in obtaining supplies.  We cannot be sure that single-source components will always continue to be readily available.  If we cannot develop alternative sources for these components, or if we experience deterioration in relationships with these suppliers, there may be price increases, minimum order quantities, costs associated with integrating alternatively sourced parts, and delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty, except for contracts calling for custom configuration.  To date, such cancellations have not had a material effect on our sales volume.  To meet customers’ delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders.  Most orders are scheduled for delivery within 1 to 90 days after receipt of the order.  Our backlog of pending orders was approximately $3,200,000, $700,000, and $1,900,000 as of December 31, 2016, 2015, and 2014, respectively.  The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

Research and Development

We believe that continued investment in research and development is critical to our future success.  We continue to develop new technologies and products and enhance existing products.  Future growth is, to a large extent, dependent upon the timely development and introduction of new products, as well as the development of algorithms to support the latest programmable devices.  Where possible, we may pursue partnerships and other strategic relationships to add new products, capabilities and services.  We are currently focusing our research and development efforts on strategic growth markets, including automotive electronics and the IoT. We are developing technology to securely program new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers. We plan to deliver new programming technology and automated handling systems for managed and secure programming in the manufacturing environment.  We also continue to focus on increasing our capacity and responsiveness for new device support requests from customers and programmable integrated circuit manufacturers by revising and enhancing our internal processes and tools.  Our research and development efforts have resulted in the release of significant new products and product enhancements over the past several years.

During 2016, 2015, and 2014, we made expenditures for research and development of (in millions) $5.1, $4.7, and $4.7, respectively, representing 21.6%, 21.4%, and 21.5% of net sales, respectively.  Research and development costs are generally expensed as incurred.

Patents, Copyrights, Trademarks and Licenses

We rely on a combination of patents, copyrights, trade secrets and trademarks to protect our intellectual property, as well as product development and marketing skill, to establish and protect our market position.  We continue to apply for and add new patents to our patent portfolio as we develop strategic new technologies.

We attempt to protect our rights in proprietary software, including LumenX software, Flashcore software, TaskLink software, ConneX™ smart programming software, Factory Integration software and other software products, by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in our licenses, and by requiring our employees to execute non-disclosure agreements.  Our software products are not typically sold separately from sales of programming systems.  However, on those occasions where software is sold separately, revenue is recognized when a sales agreement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, portions of our products might possibly infringe upon existing patents or copyrights, and we may be required to obtain licenses or discontinue the use of the infringing technology.  We believe that any exposure we may have regarding possible infringement claims is a reasonable business risk similar to that assumed by other companies in the electronic equipment and software industries.  However, any claim of infringement, with or without merit, could be costly and a diversion of management’s attention, and an adverse determination could adversely affect our reputation, preclude us from offering certain products, and subject us to substantial liability.  As of December 31, 2016, there were no pending actions regarding infringement claims.

Employees

As of December 31, 2016, we had a total of 91 employees, of which 43 were located outside the U.S. and 8 of which were part time.  We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand and for special projects.  Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry.  None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable.  In foreign countries we have employment agreements or, in China, the Shanghai Foreign Services Co., Ltd. (“FSCO”) labor agreement.

Environmental Compliance

Our facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment.  Compliance with environmental laws has not had, nor is it expected to have, a material effect on our capital expenditures, financial position, results of operations or competitive position.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 17, 2017:

Name	Age	Position

Anthony Ambrose	55	President and Chief Executive Officer

Joel S. Hatlen	58	Vice President and Chief Financial Officer Secretary and Treasurer

Rajeev Gulati	53	Chief Technology Officer, Vice President of Engineering

Anthony Ambrose joined Data I/O in October 2012 and is our President and Chief Executive Officer.  He was appointed to the Board of Directors of Data I/O in October 2012.  Prior to Data I/O, Anthony was Owner and Principal of Cedar Mill Partners, LLC, a strategy consulting firm.  Until 2011, he was Vice President and General Manager at RadiSys Corporation, a leading provider of embedded wireless infrastructure solutions, where he led three product divisions and worldwide engineering.  Until 2007, he was general manager and held several other progressively responsible positions at Intel Corporation, where he led development and marketing of standards based telecommunications platforms, and grew the industry standard server business to over $1B in revenues.  He is a member of the EvergreenHealth Foundation Board of Trustees.  Mr. Ambrose has a Bachelors of Science in Engineering from Princeton University.

Joel S. Hatlen joined Data I/O in September 1991 and has been our Vice President, Chief Financial Officer, Secretary and Treasurer since January 1998.  He served as Chief Accounting Officer since February 1997 and served as Corporate Controller from December 1993 to December 1997.  Previously, he was Tax Manager and Senior Tax Accountant.  From September 1981 until joining Data I/O, Joel was employed by Ernst & Young LLP as a Certified Public Accountant, where his most recent position was Senior Manager.  Joel holds a Masters in Taxation from Golden Gate University and a Bachelors in Business Administration in Accounting from Pacific Lutheran University.

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

Item 1A.  Risk Factors

Cautionary Factors That May Affect Future Results

Our disclosure and analysis in this Annual Report contains some forward-looking statements.  Forward-looking statements include our current expectations or forecasts of future events.  The reader can identify these statements by the fact that they do not relate strictly to historical or current facts.  In particular, these include statements relating to future action, prospective products, expected market growth, new technologies, foreign operations, future performance or results of current and anticipated products, sales efforts, expenses, outcome of contingencies, impact of regulatory requirements and financial results.

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

RISK FACTORS:

NEW PRODUCTS OR SERVICES

We may pursue new product or service initiatives that develop more slowly and/or to a lesser extent than expected

In order to lead in new and potentially lucrative market opportunities, for example in securing programmable devices, circuit boards and electronic systems, we must invest ahead of others while the market is developing and uncertain.  If these markets develop more slowly than planned, then we may not achieve our expected return on investment in new technologies and this may affect the results of our existing business.

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

•         lack of acceptance of the acquired products by our sales channels or customers

•         entering markets where we have no or limited prior experience

•         potential loss of key employees of the acquired company

•         additional burden of support for an acquired programmer architecture

Future acquisitions may also impact our financial position.  For example, we may use significant cash or incur debt, which would weaken our balance sheet, or issue additional shares, potentially diluting existing shareholders.  We may also capitalize goodwill and intangible assets acquired, the amortization or impairment of which would reduce our profitability.  We cannot guarantee that future acquisitions will improve our business or operating results.

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

THIRD PARTY RELATIONSHIPS

If we do not develop and enhance our relationships with security partners, our business may be adversely affected and we may not be able to timely develop new and cost effective managed and secure programming solutions.

As we enter new areas in managed and secure programming, we need to complement our skills and expertise with partners’ expertise in security.  Some of these partners may be early stage companies that are operating with more limited capital and/or management expertise than established firms.  If our partners are unable to develop and deliver solutions that we need to integrate into our managed and secure programming solutions, our product might be delayed and we might have to locate alternate partners and suppliers or develop the technology ourselves.

If we do not develop and enhance our relationships with semiconductor manufacturers, our business may be adversely affected.

We work closely with most semiconductor manufacturers to ensure that our programming systems comply with their requirements.  In addition, many semiconductor manufacturers recommend our managed and secure programming systems for use by users of their programmable devices.  These working relationships enable us to keep our programming systems product lines up to date and provide end-users with broad and current programmable device support.  As technology changes occur that could limit the effectiveness of pre-placement programming, particularly for very small high density NAND, e-MMC and UFS devices, certain semiconductor manufacturers may not recommend or may not continue recommending our programming systems for these devices.  Our business may be adversely affected if our relationships with semiconductor manufacturers deteriorate.  Consolidation within the semiconductor industry may also impact us.  As we develop more security solutions, we will need to partner more deeply with semiconductor manufacturers.

Our reliance on a small number of suppliers may result in a shortage of key components, which may adversely affect our business, and our suppliers may experience financial difficulties which could impact their ability to service our needs.

Certain parts used in our products are currently available from either a single supplier or from a limited number of suppliers.  Our small relative level of business means we frequently lack influence and significant purchasing power.  If we cannot develop alternative sources of these components, if sales of parts are discontinued by the supplier, if we experience deterioration in our relationship with these suppliers, or if these suppliers require financing, which is not available, there may be delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

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

MARKET CONDITIONS

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

International sales represented approximately 88%, 90% and 90% of net sales in 2016, 2015, and 2014, respectively.  We expect that international sales will continue to be a significant portion of our net revenue.  International sales may fluctuate due to various factors, including:

•        fluctuations in foreign currency exchange rates because 88% of our sales are to international markets, volatile exchange rates may also impact our competiveness and margins

•         economic uncertainty related to the European sovereign debt situation

•         migration of manufacturing to low cost geographies

•         unexpected changes in regulatory requirements

•         tariffs and taxes

•         Bi-lateral and Multi-lateral trade agreements

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

The European Union and European Free Trade Association (“EU”) has established certain electronic emission and product safety requirements (“CE”).  As applicable, our products currently meet these requirements; however, failure to obtain either a CE certification or a waiver for any product may prevent us from marketing that product in Europe.  The EU also has directives concerning the Reduction of Hazardous Substances (“RoHS”) and we believe we are classified within the EU RoHS Directive category list as Industrial Monitoring and Control Equipment (category 9), which is out of scope until the enforcement date of July 2017.  We believe all current products meet the RoHS directives.  Failure to meet applicable directives or qualifying exemptions may prevent us from marketing certain products in Europe or other territories with similar requirements.

We have subsidiaries in Germany, China, Hong Kong, Brazil and Canada and large balances of cash are in our foreign subsidiaries.  Our business and financial condition is sensitive to currency exchange rates and any restrictions imposed on their currencies including restrictions on repatriations of cash.  Any repatriation of cash could result in tax costs and corresponding deferred tax assets with related tax valuation allowances.  Currency exchange fluctuations in these countries may adversely affect our investment in our subsidiaries.

OPERATIONS

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

•         labor or material constraints

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

•         expenses and delays obtaining authorizations in setting up new operations or locations

•         facilities relocations

Due to any of the foregoing factors, it is possible that in some future quarters, our operating results will be below expectations of analysts and investors.

We have a history of operating losses and may be unable to generate enough revenue to achieve and maintain profitability.

We have incurred operating losses in two of the last five years and three of the last ten years.  We operate in a cyclical industry.  We will continue to examine our level of operating expense based upon our projected revenues.  Any planned increases in operating expenses may result in losses in future periods if projected revenues are not achieved.  As a result, we may need to generate greater revenues than we have recently in order to maintain profitability.  However, we cannot provide assurance that our revenues will continue to increase and our business strategies may not be successful, resulting in future losses.

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

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  In the event we may require additional cash for U.S. operations or other needs, it may cause the potential repatriation of cash from the $5.6 million held in our foreign subsidiaries.  Although we have no current repatriation plans, there may be tax, legal and other impediments to any repatriation actions.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

Therefore, we may seek additional funding through public or private debt or equity financing or from other sources.  We have no commitments for additional financing, and given a potential future unfavorable economic climate and our financial results, we may experience difficulty in obtaining funding on favorable terms, if at all.  Any financing we obtain may contain covenants that restrict our freedom to operate our business or may require us to issue securities that have rights, preferences or privileges senior to our Common Stock and may dilute your ownership interest.

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

REGULATORY REQUIREMENTS

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

The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet or we may fall out of compliance with, such as the internal controls auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not currently required to comply as we are a smaller reporting company.  We assume that we will continue to have the status of a smaller reporting company based on the aggregate market value of the voting and non-voting shares held as of June 30, 2016.  If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

During the second quarter of 2015, we amended our lease agreement for the Redmond, Washington headquarters facility effective July 8, 2015. The amended lease resulted in our headquarters relocating to a nearby building, extending the term through April 2021, lowering the square footage to approximately 20,460, providing lease inducement incentives and lowering the rental rate. The lease commitment of approximately $1.7 million will be paid over the term of the lease. As a result of this lease amendment, the remaining balance of the restructure liability relating to the lease of approximately $120,000 was incorporated into our deferred rent liability in July 2015.  The lease base annual rental payments during 2016 and 2015 were approximately $200,000 and $296,000, respectively.

In addition to the Redmond facility, approximately 24,000 square feet is leased at two foreign locations, including our sales, service, operations and engineering office located in Shanghai, China, and our German sales, service and engineering office located in Munich, Germany.

We renewed our lease agreement for what is now our former Shanghai, China facility, effective June 15, 2015, extending the term through December 31, 2015.  Operations continued in this facility through January 31, 2016.  In October 2015, we signed a lease agreement for a new facility located in Shanghai, China which was effective November 1, 2015 and extends through October 31, 2021.  The new lease approximately doubled our space to 19,400 square feet at approximately 54% of the prior lease rental rate.  The lease base annual rental payments during 2016 and 2015 were approximately $233,000 and $324,000, respectively.

During the fourth quarter of 2016, we signed a lease agreement for a new facility located in Munich, Germany which is effective March 1, 2017 and extends through February 28, 2022.  The new lease will slightly increase our space to 4,895 square feet at approximately the same cost per square foot as the current lease. The lease base annual rental payments during 2016 and 2015 were both approximately $61,000.

Item 3.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of December 31, 2016, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows, for the periods indicated, the high and low price information for our Common Stock as reported by the NASDAQ Capital Market (NASDAQ symbol is DAIO).  The closing price was $4.18 on December 31, 2016.

	Period	High	Low

2016	Fourth Quarter	$4.40	$3.39
	Third Quarter	3.95	2.39
	Second Quarter	2.70	2.07
	First Quarter	2.80	2.03

2015	Fourth Quarter	$3.20	$2.34
	Third Quarter	3.62	2.26
	Second Quarter	3.80	2.85
	First Quarter	3.75	3.01

The approximate number of shareholders of record as of March 17, 2017 was 468.

Except for special cash dividend of $4.15 per share paid on March 8, 1989, we have not paid cash dividends on our Common Stock and do not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by us during the periods ended December 31, 2016 and 2015.

See Item 12 for the Equity Compensation Plan Information.

iSSUER pURCHASES OF eQUITY sECURITIES

On February 24, 2016, our Board of Directors approved a share repurchase program with provisions to buy back up to $1 million of our stock during the period from March 2, 2016 through March 31, 2017.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period.  For the year ended December 31, 2016, 80,345 shares of stock have been repurchased at an average price of $2.36 for a total of $189,360 plus $1,649 in commissions and charges.  No shares were repurchased during the fourth quarter.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking.  In particular, statements herein regarding economic outlook, industry prospects and trends; future results of operations or financial position; future spending; breakeven revenue point; expected market growth; market acceptance of our newly introduced or upgraded products or services; development, introduction and shipment of new products or services; changing foreign operations; and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of these forward-looking statements after the date of this Annual Report.  The Reader should not place undue reliance on these forward-looking statements.  The following discussions and the section entitled “Risk Factors – Cautionary Factors That May Affect Future Results” describes some, but not all, of the factors that could cause these differences.

OVERVIEW

We continued our focus on managing the core programming business for growth and profitability, while developing and enhancing products to drive future revenue and earnings growth.  Our challenge continues to be operating in a cyclical and rapidly evolving industry environment.  We are continuing our efforts to balance industry changes, business geography shifts, exchange rate volatility, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.  We continue to manage our costs carefully and execute strategies for cost reduction.

We are focusing our research and development efforts in our strategic growth markets, namely automotive electronics and IoT new programming technologies, secure supply chain solutions, automated programming systems and their enhancements for the manufacturing environment and software. We are currently focusing our research and development efforts on strategic growth markets, including automotive electronics and IoT. We are developing technology to securely program new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers. We plan to deliver new programming technology and automated handling systems for managed and secure programming in the manufacturing environment.  We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including NAND Flash, e-MMC, UFS and microcontrollers on our newer products.

Our customer focus has been on strategic high volume manufacturers in key market segments like automotive electronics, IoT, industrial controls, consumer electronics and wireless as well as programming centers.

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

Results of Operations:

Net Sales

Net sales by product line	2016	Change	2015
(in thousands)
Automated programming systems	$18,274	9.5%	$16,692
Non-automated programming systems	5,139	(3.5%)	5,325
Total programming systems	$23,413	6.3%	$22,017

Net sales by location	2016	Change	2015
(in thousands)
United States	$2,936	31.7%	$2,229
% of total	12.5%		10.1%
International	$20,477	3.5%	$19,788
% of total	87.5%		89.9%

Net sales for the year ended December 31, 2016 grew approximately 6.3% to $23.4 million compared to 2015.  On a regional basis, net sales increased approximately 9.0% in Asia and 13.0% in the Americas, while net sales in Europe were approximately the same compared to 2015.  Automated system sales grew approximately 9.5%, while non-automated system sales declined approximately 3.5% compared to 2015, reflecting the continuing trend toward automation.  We expect to continue to see increases in automated system sales.  On a product basis, sales increased primarily due to sales of our PSV and Roadrunner product families, offset in part, by declines in the PS, FLX, FlashPak and legacy (Unifamily and Sprint) product lines compared to 2015.

Order bookings were $26.9 million for 2016 up approximately 33.0% compared to $20.3 million in 2015.  Backlog at December 31, 2016 and 2015 was $3.2 million and $0.7 million, respectively.  Deferred revenue was $1.9 million on December 31, 2016 compared to $1.0 million December 31, 2015.

Gross Margin

	2016	Change	2015
(in thousands)
Gross margin	$12,868	11.5%	$11,544
Percentage of net sales	55.0%		52.4%

Gross margin as a percentage of sales for the year ended December 31, 2016 was 55.0%, compared to 52.4% in 2015. The improved gross margin as a percent of sales was primarily due to a favorable product mix as well as higher order volume.

Research and Development

	2016	Change	2015
(in thousands)
Research and development	$5,065	7.7%	$4,701
Percentage of net sales	21.6%		21.4%

Research and development (“R&D”) expense increased $364,000 for the year ended December 31, 2016 compared to 2015.  The increase was primarily related to higher recruiting and related compensation and benefits, intellectual property patent filings, and depreciation costs offset in part by lower R&D material costs.

We believe it is essential to invest in R&D to significantly enhance our existing products and to create new products as markets develop and technologies change.  In addition to product development, a significant part of R&D spending is on creating software and support for new devices introduced by the semiconductor companies.  We are currently focusing our research and development efforts on strategic growth markets, including automotive electronics and IoT. We are developing technology to securely program new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers. We plan to deliver new programming technology and automated handling systems for managed and secure programming in the manufacturing environment and extending the capabilities and support for our programmer architecture.  Our R&D spending fluctuates based on the number, type, and the development stage of our product initiatives and projects.

Selling, General and Administrative

	2016	Change	2015
(in thousands)
Selling, general & administrative	$6,376	9.0%	$5,850
Percentage of net sales	27.2%		26.6%

Selling, General and Administrative (“SG&A”) expenses increased $526,000 for the year ended December 31, 2016 compared to 2015.  The increase was primarily related to higher employee related costs, commissions, accounts receivable reserve and legal fees, offset in part by one-time expense of our Redmond headquarters move in 2015 and lower travel, trade show events and rent.

Interest

	2016	Change	2015
(in thousands)
Interest income	$44	(58.1%)	$105

Interest income was lower for the year ended December 31, 2016 compared to 2015, primarily due to both lower invested cash balances and lower interest rates.

Income Taxes

	2016	Change	2015
(in thousands)
Income tax (expense) benefit	($36)	*	$5
* not meaningful

Income tax expense increased by $42,000 for the year ended December 31, 2016 compared to 2015, primarily resulting from U.S. alternative minimum income tax as well as foreign subsidiary income tax versus foreign subsidiary refunds in 2015.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $11.2 million and $11.7 million as of December 31, 2016 and 2015, respectively.  Our deferred tax assets and valuation allowance have been reduced by approximately $226,000 and $210,000 associated with the requirements of accounting for uncertain tax positions as of December 31, 2016 and 2015, respectively.  Given the uncertainty created by our loss history, as well as the ongoing uncertain economic outlook for our industry as well as capital and geographic spending, we expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances.

GAIN ON SALE OF ASSETS

During the year, we sold non-core and excess internet domain addresses, resulting in a non-operating gain of $140,000 net of commissions.  Blocks of these were purchased for nominal amounts in the early days of the internet and were expensed at that time.  Continued similar sales are planned in 2017.

Inflation and changes in Foreign currency exchange rates

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates of exchange during the year.  We recognized foreign currency transaction gains and (losses) of $81,000 and ($176,000) in 2016 and 2015, respectively.  The transaction gains or losses resulted primarily from translation adjustments to foreign inter-company accounts and U.S. Dollar accounts held by foreign subsidiaries and sales by our German subsidiary to certain customers, which were invoiced in U.S. Dollars.  Because approximately 88.0% of our sales are to international markets, volatile exchange rates may also impact our competiveness and margins.

Financial Condition:

Liquidity and Capital Resources

	2016	Change	2015
(in thousands)
Working capital	$14,573	$750	$13,823

At December 31, 2016, our principal sources of liquidity consisted of existing cash and cash equivalents.  Our working capital increased by $0.7 million for the year ended December 31, 2016 to $14.6 million primarily due to the net income for the year offset in in part by growth of accounts receivable & inventory.  Our current ratio was 3.3 and 4.1 for December 31, 2016 and 2015, respectively.

For the year ended December 31, 2016, our cash position increased $303,000 primarily resulting from net income for the year, offset in part by investing activities and repurchases of stock under the share repurchase program.

Although we have no significant external capital expenditure plans currently, we expect that we will continue to make capital expenditures to support our business.  We plan to increase our investment on internally developed equipment used for services, rentals, sales demonstration and test equipment as we develop and release new products.  Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, selling and marketing efforts, we have required substantial working capital to fund our operations.  In 2016 and recent years, we have managed balancing profitable operations, while addressing rising costs and foreign exchange rate challenges.  This included geographic shifts in our operations, optimized real estate usage strategies and differentiated product development and cost strategies.

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one year period.  We may require additional cash for U.S. operations, which could cause potential repatriation of cash from the $5.6 million held in our foreign subsidiaries.  Although we have no current repatriation plans, there may be tax and other impediments to any repatriation actions.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

OFF-balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 6, “Operating Lease Commitments” and Note 7, “Other Commitments”, we had no off-balance sheet arrangements.

Share repurchase programs

On February 24, 2016, our Board of Directors approved a share repurchase program with provisions to buy back up to $1 million of our stock during the period from March 2, 2016 through March 31, 2017.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period.  For the year ended December 31, 2016, 80,345 shares of stock have been repurchased at an average price of $2.36 for a total of $189,360 plus $1,649 in commissions and charges.

No stock repurchase programs were in effect during the twelve month period ending December 31, 2015.

The following is a summary of share repurchase activity under the plan through December 31, 2016:

Repurchases by Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program

March 2016	42,515	$2.26	42,515	$903,161
April 2016	8,480	$2.35	8,480	$883,064
May 2016	7,650	$2.52	7,650	$863,602
June 2016	15,200	$2.45	15,200	$826,078
July 2016	6,500	$2.61	6,500	$808,991
Total	80,345	$2.36	80,345

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA excluding equity compensation (a non-cash item) are set forth below.  Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.  We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our results and facilitate the comparison of results.  A reconciliation of net income to EBITDA and adjusted EBITDA follows:

	Year Ended December 31,
	2016	2015
(in thousands)
Net Income	$1,656	$927
Interest (income)	(44)	(105)
Taxes	36	(5)
Depreciation & amortization	602	542
EBITDA earnings	$2,250	$1,359

Equity compensation	520	435
Adjusted EBITDA earnings excluding
equity compensation	$2,770	$1,794

NEW ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.  In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (ASU 2015-14), deferring the effective date of the new revenue recognition standard by one year and now takes effect for public entities in fiscal years beginning after December 15, 2017.  We currently expect to adopt the revenue standards as of January 1, 2018, utilizing the modified retrospective transition method. The new standard may, in certain circumstances, impact the timing of when revenue is recognized for product shipped, and the timing and classification of certain sales incentives.  We have begun to evaluate the potential impact of the adoption on our consolidated financial statements, but at this time the impact is unknown.  We will expand our evaluation to identify all our revenue streams and determine when each source of revenue meets the five requirements for revenue recognition.  We will monitor updated guidance on adopting this new standard.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

See pages 27 through 44.

report of Independent REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Data I/O Corporation

We have audited the accompanying consolidated balance sheets of Data I/O Corporation (a Washington corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss),  stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (Schedule II). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Data I/O Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/GRANT THORNTON LLP

Seattle, Washington
March 28, 2017

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,571	$11,268
Trade accounts receivable, net of allowance for
doubtful accounts of $96 and $43, respectively	4,725	2,790
Inventories	4,059	3,705
Other current assets	483	577
TOTAL CURRENT ASSETS	20,838	18,340

Property, plant and equipment – net	1,875	1,237
Other assets	63	63
TOTAL ASSETS	$22,776	$19,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,428	$1,250
Accrued compensation	2,208	1,689
Deferred revenue	1,926	1,038
Other accrued liabilities	703	540
TOTAL CURRENT LIABILITIES	6,265	4,517

Long-term other payables	479	429

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,015,746 shares as of December 31,
2016 and 7,943,720 shares as of December 31, 2015	19,204	19,051
Accumulated (deficit)	(3,360)	(5,016)
Accumulated other comprehensive income	188	659
TOTAL STOCKHOLDERS’ EQUITY	16,032	14,694
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,776	$19,640

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015

Net Sales	$23,413	$22,017
Cost of goods sold	10,545	10,473
Gross margin	12,868	11,544
Operating expenses:
Research and development	5,065	4,701
Selling, general and administrative	6,376	5,850
Total operating expenses	11,441	10,551
Operating income	1,427	993
Non-operating income (expense):
Interest income	44	105
Gain on sale of assets	140	-
Foreign currency transaction gain (loss)	81	(176)
Total non-operating income (expense)	265	(71)
Income before income taxes	1,692	922
Income tax (expense) benefit	(36)	5
Net income	$1,656	$927

Basic earnings per share	$0.21	$0.12
Diluted earnings per share	$0.20	$0.12
Weighted-average basic shares	7,968	7,907
Weighted-average diluted shares	8,132	8,054

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2016	2015

Net Income	$1,656	$927
Other comprehensive income:
Foreign currency translation (loss)	(471)	(451)
Comprehensive income	$1,185	$476

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Accumulated
	Common Stock		Retained	and Other	Total
			Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2014	7,861,141	$18,704	($5,943)	$1,110	$13,871
Stock options exercised	1,360	(2)	-	-	(2)
Stock awards issued, net of tax withholding	77,226	(83)	-	-	(83)
Issuance of stock through: Employee Stock Purchase Plan	3,993	12	-	-	12
Share-based compensation	-	420	-	-	420
Net income	-	-	927	-	927
Other comprehensive income (loss)	-	-	-	(451)	(451)
Balance at December 31, 2015	7,943,720	$19,051	($5,016)	$659	$14,694

Stock options exercised	30,948	(81)			(81)
Repurchased shares	(80,345)	(191)			(191)
Stock awards issued, net of tax withholding	118,737	(87)	-	-	(87)
Issuance of stock through: Employee Stock Purchase Plan	2,686	6	-	-	6
Share-based compensation	-	506	-	-	506
Net income	-	-	1,656	-	1,656
Other comprehensive income (loss)	-	-	-	(471)	(471)
Balance at December 31, 2016	8,015,746	$19,204	($3,360)	$188	$16,032

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,656	$927
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	602	542
Gain on sale of assets	(140)	-
Equipment transferred to cost of goods sold	882	192
Share-based compensation	520	435
Net change in:
Trade accounts receivable	(2,051)	1,204
Inventories	(452)	645
Other current assets	73	(169)
Accrued cost of business restructuring	-	(66)
Accounts payable and accrued liabilities	869	20
Deferred revenue	951	(652)
Other long-term liabilities	48	289
Net cash provided by operating activities	2,958	3,367

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,122)	(1,045)
Net proceeds from sale of assets	140	-
Cash (used in) investing activities	(1,982)	(1,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of tax withholding	(163)	(73)
Repurchase of common stock	(191)	-
Cash provided by (used in) financing activities	(354)	(73)
Increase/(decrease) in cash and cash equivalents	622	2,249

Effects of exchange rate changes on cash	(319)	(342)
Cash and cash equivalents at beginning of period	11,268	9,361
Cash and cash equivalents at end of period	$11,571	$11,268

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$7	($13)
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

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of 90 days or less are considered cash equivalents.  We maintain our cash and cash equivalents with major financial institutions in the United States of America, which are insured by the Federal Deposit Insurance Corporation (FDIC), and foreign jurisdictions.  Deposits in U.S. banks exceed the FDIC insurance limit.  We have not experienced any losses on our cash and cash equivalents.  Cash and cash equivalents held in foreign bank accounts, primarily China, Germany and Canada, totaled (in millions) $5.6 at December 31, 2016 and $6.2 at December 31, 2015.

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

We regularly review all of our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded.  Based on this evaluation, no impairment was noted for property, plant and equipment for the years ended December 31, 2016 and 2015.

Patent Costs

We expense external costs, such as filing fees and associated attorney fees, incurred to obtain initial patents, but capitalize acquired patents as intangible assets. We also expense costs associated with maintaining and defending patents subsequent to their issuance.

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

Sales were recorded net of actual sales returns and changes to the associated sales return reserve.  Sales return reserves were $50,000 and $61,000 at December 31, 2016 and 2015, respectively.

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

Research and Development

Research and development costs are generally expensed as incurred.

Advertising Expense

Advertising costs are expensed as incurred.  Total advertising expenses were approximately $108,000 and $137,000 in 2016 and 2015, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share exclude any dilutive effects of stock options.  Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period.  The common stock equivalent shares from equity awards used in calculating diluted earnings per share were 164,000 and 147,000 for the years ended December 31, 2016 and 2015, respectively.  Options to purchase 117,352 and 166,720 shares of common stock were outstanding as of December 31, 2016 and 2015, respectively, but were excluded from the computation of diluted EPS for the period then ended because the options were anti-dilutive.

Diversification of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables.  Our trade receivables are geographically dispersed and include customers in many different industries.  As of December 31, 2016, three customers accounted for greater than 10% of our consolidated accounts receivable balance: Bosch and Arrow our direct customers, and Data Copy Limited, our distributor in China, represented 30%, 16% and 14% of that balance, respectively.  Our consolidated accounts receivable balance as of December 31, 2016 and 2015 includes foreign accounts receivable in the functional currency of our foreign subsidiaries amounting to $2,554,000 and $569,000, respectively.  We generally do business with our foreign distributors in U.S. Dollars.  We believe that risk of loss is significantly reduced due to the diversity of our end-customers and geographic sales areas.  We perform on-going credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, or prepayment whenever deemed necessary.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.  In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (ASU 2015-14), deferring the effective date of the new revenue recognition standard by one year and now takes effect for public entities in fiscal years beginning after December 15, 2017.  We currently expect to adopt the revenue standards as of January 1, 2018, utilizing the modified retrospective transition method. The new standard may, in certain circumstances, impact the timing of when revenue is recognized for product shipped, and the timing and classification of certain sales incentives.  We have begun to evaluate the potential impact of the adoption on our consolidated financial statements, but at this time the impact is unknown.  We will expand our evaluation to identify all our revenue streams and determine when each source of revenue meets the five requirements for revenue recognition.  We will monitor updated guidance on adopting this new standard.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

Receivables consist of the following:
	December 31, 2016	December 31, 2015
(in thousands)
Trade accounts receivable	$4,821	$2,833
Less allowance for doubtful receivables	96	43
Trade accounts receivable, net	$4,725	$2,790

Changes in Data I/O’s allowance for doubtful accounts are as follow:
	December 31, 2016	December 31, 2015
(in thousands)
Beginning balance	$43	$93
Bad debt expense (reversal)	55	(36)
Accounts written-off	(2)	(14)
Recoveries	-	-
Ending balance	$96	$43

NOTE 3– INVENTORIES

Inventories consisted of the following components:
	December 31, 2016	December 31, 2015
(in thousands)
Raw material	$2,402	$2,262
Work-in-process	1,226	1,099
Finished goods	431	344
Inventories	$4,059	$3,705

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:
	December 31, 2016	December 31, 2015
(in thousands)
Leasehold improvements	$376	$77
Equipment	4,449	4,482
Sales demonstration equipment	1,158	1,257
	5,983	5,816
Less accumulated depreciation	4,108	4,579
Property and equipment, net	$1,875	$1,237

Total depreciation expense recorded for 2016 and 2015 was $602,000 and $542,000, respectively.

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	December 31, 2016	December 31, 2015
(in thousands)
Product warranty	$371	$368
Sales return reserve	50	61
Other taxes	149	92
Other	133	19
Other accrued liabilities	$703	$540

The changes in our product warranty liability for the year ending December 31, 2016 are follows:

December 31, 2016
(in thousands)
Liability, beginning balance	$368
Net expenses	755
Warranty claims	(797)
Accrual revisions	45
Liability, ending balance	$371

NOTE 6 –OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2017	$872
2018	878
2019	906
2020	893
2021	484
Thereafter	11
Total	$4,044

Lease and rental expense was $927,000 and $955,000 in 2016 and 2015, respectively.  Rent expense is recorded on a straight line basis, over the term of the lease, for leases that contain fixed escalation clauses.

During the second quarter of 2015, we amended our lease agreement for the Redmond, Washington headquarters facility effective July 8, 2015. The amended lease resulted in our headquarters relocating to a nearby building, extending the term through April 2021, lowering the square footage to approximately 20,460, providing lease inducement incentives and lowering the rental rate. The lease commitment of approximately $1.7 million will be paid over the term of the lease. As a result of this lease amendment, the remaining balance of the restructure liability relating to the lease of approximately $120,000 was incorporated into our deferred rent liability in July 2015.  The lease base annual rental payments during 2016 and 2015 were approximately $200,000 and $296,000, respectively.

In addition to the Redmond facility, approximately 24,000 square feet is leased at two foreign locations, including our sales, service, operations and engineering office located in Shanghai, China, and our German sales, service and engineering office located in Munich, Germany.

We renewed our lease agreement for what is now our former Shanghai, China facility, effective June 15, 2015, extending the term through December 31, 2015.  Operations continued in this facility through January 31, 2016.  In October 2015, we signed a lease agreement for a new facility located in Shanghai, China which was effective November 1, 2015 and extends through October 31, 2021.  The new lease approximately doubled our space to 19,400 square feet at approximately 54% of the prior lease rental rate.  The lease base annual rental payments during 2016 and 2015 were approximately $233,000 and $324,000, respectively.

During the fourth quarter of 2016, we signed a lease agreement for a new facility located in Munich, Germany which is effective March 1, 2017 and extends through February 28, 2022.  The new lease will slightly increase our space to 4,895 square feet at approximately the same cost per square foot as the current lease. The lease base annual rental payments during 2016 and 2015 were both approximately $61,000.

NOTE 7 –OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At December 31, 2016, the purchase commitments and other obligations totaled $1,134,000 of which all but $33,000 are expected to be paid over the next twelve months.

NOTE 8 – CONTINGENCIES

As of December 31, 2016, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 9 – STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2016, there were 537,586 shares available for future grant under Data I/O Corporation 2000 Stock Compensation Incentive Plan (“2000 Plan”).  At December 31, 2016 there were 840,850 shares of Common Stock reserved for issuance consisting of 600,850 under the 2000 plan and 240,000 under the inducement grant reserves.  Pursuant to this 2000 Plan, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years.  Options granted under the plans have a maximum term of six years from the date of grant.  Stock awards may also be granted under the 2000 Plan.  Inducement grants were made in 2012 and 2013.  In 2012, inducement grants were made to our chief executive officer consisting of 200,000 options, of which 60,000 were exercised in 2016 and 75,000 restricted shares, of which 18,750 shares were issued in both 2016 and 2015.  In 2013, an inducement grant was made to our chief technology officer consisting of 100,000 options.  The inducement grants were not made out of the 2000 Plan shares but were made under the terms of the 2000 Plan.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of our Common Stock at six-month intervals at 95% of the fair market value on the last day of each six-month period.  Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period.  During 2016 and 2015, a total of 2,686 and 3,993 shares, respectively, were purchased under the plan at average prices of $2.63 and $2.90 per share, respectively.  At December 31, 2016, a total of 53,687 shares were reserved for future issuance.

Stock Appreciation Rights Plan

We have a Stock Appreciation Rights (“SAR”) Plan under which each director, executive officer or holder of 10% or more of our Common Stock has a SAR with respect to each exercisable stock option.  The SAR entitles the SAR holder to receive cash from us for the difference between the market value of the stock and the exercise price of the option in lieu of exercising the related option.  SARs are only exercisable following a tender offer or exchange offer for our stock, or following approval by shareholders of Data I/O of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than 50% of the common shares outstanding.  As no event has occurred, which would make the SARs exercisable, and no such event is deemed probable, no compensation expense has been recorded under this plan.  At December 31, 2016 there were 337,500 SARs outstanding.

Director Fee Plan

We have a Director Fee Plan, not currently in use, which had provided for payment to directors who are not employees of Data I/O Corporation by delivery of shares of our Common Stock.  No shares were issued from the plan for 2016 or 2015 board service and 151,332 shares remain available in the plan as of December 31, 2016.

Retirement Savings Plan

We have a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  Under the plan, participating U.S. employees may defer their pre-tax salary or post-tax salary if Roth is elected, subject to IRS limitations.  In fiscal years 2016 and 2015, we contributed one dollar for each dollar contributed by a participant, with a maximum contribution of 4% of a participant’s eligible earnings.  Our matching contribution expense, net of forfeitures, for the savings plan was approximately $129,000 and $174,000 in 2016 and 2015, respectively.  Employer matching contributions owed to the plan were $181,000 and $178,000 at December 31, 2016 and 2015, respectively.

NOTE 10– SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.  The impact on our results of operations of recording share-based compensation for the year ended December 31, 2016 and 2015 was as follows:

	Year Ended December 31,
	2016	2015
(in thousands)
Cost of goods sold	$13	$13
Research and development	106	76
Selling, general and administrative	401	346
Total share-based compensation	$520	$435

Impact on net income per share:
Basic	($0.07)	($0.05)
Diluted	($0.06)	($0.05)

An immaterial amount of share-based compensation was capitalized into inventory as overhead for the years ended December 31, 2016 and 2015, respectively.

The fair values of share-based awards for employee stock option awards are estimated at the date of grant using the Black-Scholes valuation model.  The volatility and expected life of the options used in calculating the fair value of share-based awards may exclude certain periods of historical data that we considered atypical and not likely to occur in future periods.  It was note necessary to make weighted average assumptions regarding risk-free rates, volatility factors, expected life of option in years and expected dividend yield to calculate the fair value of options as none were granted during the years ended December 31, 2016 and 2015.

The risk-free interest rate used in the Black-Scholes valuation method is based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term.  We have not recently declared or paid any dividends and do not currently have plans to do so in the future.  The expected term of options represents the period that our stock-based awards are expected to be outstanding and has been determined based on historical weighted average holding periods and projected holding periods for the remaining unexercised shares.  Consideration was given to the contractual terms of our stock-based awards, vesting schedules and expectations of future employee behavior.  Expected volatility is based on the annualized daily historical volatility of our stock over a representative period.

The following table summarizes stock option activity under our stock option plans for the twelve months ended December 31:

	2016			2015
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years

Outstanding at beginning of year	574,000	$2.97		606,187	$3.02
Granted	-	0.00		-	0.00
Exercised	(130,000)	2.38		(20,625)	3.03
Cancelled, Expired or
Forfeited	(68,000)	4.25		(11,562)	5.39
Outstanding at end of year	376,000	$2.95	1.67	574,000	$2.97	2.40

Vested or expected to vest at the end of the period	375,055	$2.96	1.67	564,527	$2.99	2.39
Exercisable at end of year	357,250	$3.00	1.62	467,126	$3.19	2.24

The aggregate intrinsic value of outstanding options is $618,650.  This represents the total pretax intrinsic value, based on the closing stock price of $4.18 at December 31, 2016, which would have been received by award holders had all award holders exercised their stock options that were in-the-money as of that date.  The aggregate intrinsic value of awards exercised during the twelve month period ended December 31, 2016 was $208,148.

Restricted stock award including performance-based stock award activity under our share-based compensation plan was as follows:

	2016		2015
	Awards	Weighted - Average Grant Date Fair Value	Awards	Weighted - Average Grant Date Fair Value
Outstanding at beginning of year	389,100	$2.86	320,900	$2.57
Granted	227,100	2.61	193,800	3.16
Vested	(148,100)	2.72	(109,250)	2.58
Cancelled	(3,250)	2.73	(16,350)	2.60
Outstanding at end of year	464,850	$2.78	389,100	$2.86

The remaining unamortized expected future compensation expense and remaining amortization period associated with unvested option grants and restricted stock awards are:

	December 31, 2016	December 31, 2015

Unamortized future compensation expense	$1,093,144	$1,028,961
Remaining weighted average amortization period in years	2.53	2.59

NOTE 11 – SHARE REPURCHASE PROGRAMS

On February 24, 2016, our Board of Directors approved a share repurchase program with provisions to buy back up to $1 million of our stock during the period from March 2, 2016 through March 31, 2017.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period.  For the year ended December 31, 2016, 80,345 shares of stock have been repurchased at an average price of $2.36 for a total of $189,360 plus $1,649 in commissions and charges.

The following is a summary of share repurchase activity under the plan through December 31, 2016:

Repurchases by Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program

March 2016	42,515	$2.26	42,515	$903,161
April 2016	8,480	$2.35	8,480	$883,064
May 2016	7,650	$2.52	7,650	$863,602
June 2016	15,200	$2.45	15,200	$826,078
July 2016	6,500	$2.61	6,500	$808,991
Total	80,345	$2.36	80,345

NOTE 12– INCOME TAXES

Components of income (loss) before taxes:

	Year Ended December 31,
(in thousands)	2016	2015
U.S. operations	$1,401	$420
Foreign operations	291	502
Total income (loss) before taxes	$1,692	$922

Income tax expense (benefit) consists of:

(in thousands)	Year Ended December 31,
Current tax expense (benefit)	2016	2015
U.S. federal	$25	$0
State	6	(1)
Foreign	5	(4)
	36	(5)
Deferred tax expense (benefit) – U.S. federal	-	-
Total income tax expense (benefit)	$36	($5)

A reconciliation of our effective income tax and the U.S. federal tax rate is as follows:

	Year Ended December 31,
	2016	2015
(in thousands)
Statutory tax	$575	$313
State and foreign income tax, net of
federal income tax benefit	64	(105)
Valuation allowance for deferred tax assets	(603)	(213)
Total income tax expense (benefit)	$36	($5)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below:

	Year Ended December 31,
	2016	2015
(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$17	$11
Inventory and product return reserves	632	723
Compensation accruals	1,726	1,533
Accrued liabilities	524	311
Book-over-tax depreciation and amortization	93	99
Foreign net operating loss carryforwards	550	809
U.S. net operating loss carryforwards	6,419	6,919
U.S. credit carryforwards	1,287	1,264
	11,248	11,669

Valuation Allowance	(11,248)	(11,669)
Total Deferred Income Tax Assets	$ -	$ -

The valuation allowance for deferred tax assets decreased $421,000 during the year ended December 31, 2016, and decreased $133,000 during the year ended December 31, 2015.  The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding our ability to utilize such assets in future years.  This full valuation allowance evaluation is based upon our volatile history of losses and the cyclical nature of our industry and capital spending.  Credit carryforwards consist primarily of research and experimental and alternative minimum tax credits with expiration years from 2020 to 2036.  U.S. net operating loss carryforwards are $18,878,000 at December 31, 2016 with expiration years from 2020 to 2036.  Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

The gross changes in uncertain tax positions resulting in unrecognized tax benefits are presented below:

	Year Ended December 31,
	2016	2015
(in thousands)
Unrecognized tax benefits, opening balance	$210	$197
Prior period tax position increases	-	(3)
Additions based on tax positions related to current year	16	16
Unrecognized tax benefits, ending balance	$226	$210

Historically, we have incurred minimal interest expense and no penalties associated with tax matters.  We have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

Tax years that remain open for examination include 2013, 2014, 2015 and 2016 in the United States of America.  In addition, tax years from 2000 to 2012 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

NOTE 13 – SEGMENT AND GEOGRAPHIC INFORMATION

We consider our operations to be a single operating segment, focused on the design, manufacturing and sale of programming systems used by designers and manufacturers of electronic products.

Major operations outside the U.S. include sales, engineering and service support subsidiaries in Germany as well as in China, which also manufactures some of our products.

The following tables provide summary operating information by geographic area:

	Year Ended December 31,
(in thousands)	2016	2015
Net sales:
U.S.	$2,936	$2,229
Europe	8,730	8,744
Rest of World	11,747	11,044
	$23,413	$22,017

Included in Europe and Rest of World net sales are
the following significant balances:

Germany	$4,482	$3,702
China	$3,824	$4,682

Operating income (loss):
U.S.	$669	$473
Europe	132	(356)
Rest of World	626	876
	$1,427	$993

Identifiable assets:
U.S.	$11,346	$9,441
Europe	4,993	3,128
Rest of World	6,437	7,071
	$22,776	$19,640

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this assessment we concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts smaller reporting companies from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

(c) Changes in internal controls.

There were no changes made in our internal controls during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B._Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the Registrant’s directors is set forth under “Election of Directors” in our Proxy Statement relating to our annual meeting of shareholders to be held on May 18, 2017 and is incorporated herein by reference.  Such Proxy Statement will be filed within 120 days of our year-end.  Information regarding the Registrant’s executive officers is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.”

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

Item 11.  Executive Compensation

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 18, 2017 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Executive Compensation.”  Such Proxy Statement will be filed within 120 days of our year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 18, 2017 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Voting Securities and Principal Holders.”  Such Proxy Statement will be filed within 120 days of our year end.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2016.  See Notes 10 and 11 of “Notes to Consolidated Financial Statements.”

	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted–average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by the security holders (1) (2)	136,425	$4.71	590,848
Equity compensation plans not approved by the security holders (3)	240,000	$1.96	-
Total	376,425	$2.96	590,848

(1)    Represents shares of our Common Stock issuable pursuant to the Data I/O Corporation 2000 Stock Incentive Compensation Plan, 1982 Employee Stock Purchase Plan and 1996 Director Fee Plan.  Table excludes unvested restricted stock awards of 464,850 from the 2000 Plan.

(2)    Stock Appreciation Rights Plan (“SAR”) provides that directors, executive officers or holders of 10% or more of our Common Stock have an accompanying SAR with respect to each exercisable option.  While the plan has been approved by the security holders, no amounts are included in columns (a), (b), or (c) relating to the SAR.

(3)    Represents remaining inducement grants of 140,000 nonqualified stock options to Anthony Ambrose as part of his hiring and inducement grants of 100,000 nonqualified stock options to Rajeev Gulati as part of his hiring.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2017 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14._ Principle Accounting Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Principal Accountant’s Fees and Services” in the Proxy Statement relating to our annual meeting of shareholders to be held on May 18, 2017.  Such Proxy Statement will be filed within 120 days of our year-end.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Executive Compensation Plans and Arrangements

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)      Amended and Restated 1982 Employee Stock Purchase Plan.  See Exhibit 10.5.

(2)      Data I/O Corporation Tax Deferral Retirement Plan and Trust with Great West Financial (formerly Orchard Trust Company).  See Exhibits 10.15, 10.16, 10.17, 10.30 and 10.31.

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

(11)    Letter Agreement with Rajeev Gulati.  See Exhibit 10.24.

(12)    Form of Restricted Stock Agreement.  See Exhibit 10.12.

(13)    Letter Agreement with Joel S. Hatlen.  See Exhibit 10.28.

(14)    Form of Executive Agreement.  See Exhibit 10.27.

(15)    Form of Restricted Stock Unit Award Agreement.  See Exhibit 10.25.

(a)            List of Documents Filed as a Part of This Report:                                                                                                                Page

       (1)     Index to Financial Statements:

                          Report of Independent Registered Public Accounting Firm                                                                                        27

                          Consolidated Balance Sheets as of December 31, 2016 and 2015                                                                            28

                          Consolidated Statements of Operations for each of the two years ended December 31, 2016 and

                          December 31, 2015                                                                                                                                                            29

                          Consolidated Statements of Comprehensive Income (Loss) for each of the two years ended

                          December 31, 2016 and December 31, 2015                                                                                                               30

                          Consolidated Statements of Stockholders’ Equity for each of the two years ended

                         December 31, 2016 and December 31, 2015                                                                                                               31

                          Consolidated Statements of Cash Flows for each of the two years ended December 31, 2016 and

                          December 31, 2015                                                                                                                                                            32

                          Notes to Consolidated Financial Statements                                                                                                                  33

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

                          4.5       Amendment No. 3 to Rights Agreement, dated as of July 13, 2016, between Data I/O Corporation and Computershare.  (Incorporated by reference to Exhibit 4.4 of Data I/O’s Form 8-A/A dated July 14, 2016).

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

10.30  Great West Financial Adoption Agreement #005 Non-standardized 401(k) Plan (Incorporated by reference to Data I/O’s 2015 Annual Report on Form 10-K (File No. 0-10394)).

10.31  Great West Financial Adoption Agreement #005 Non-standardized 401(k) Plan (Incorporated by reference to Data I/O’s 2016 Annual Report on Form 10-K (File No. 0-10394)).                                                                                 61

10.32  Negotiation Protocol for the Purchase of Data I/O’s PSV7000, a supply  agreement executed July 20, 2016, between Data I/O Corporation and Bosch Car Multimedia Group (Incorporated by reference to Exhibit 10.31 of Data I/O’s September 30, 2016 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.33  Standstill and Voting Agreement, dated as of July 13, 2016, by and among Data I/O Corporation, David Kanen and Kanen Wealth Management LLC (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on July 14, 2016).

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

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                     DATA I/O CORPORATION

                                                                                                                                                                (REGISTRANT)

DATED:   March 28, 2017                                                                                                         By: /s/Anthony Ambrose

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

                                NAME & DATE                                                                                   TITLE

                                By: /s/Anthony Ambrose________  March 28, 2017                 President and Chief Executive Officer

                                      Anthony Ambrose                                                                     (Principal Executive Officer), Director

                                By: /s/Joel S. Hatlen____________  March 28, 2017                 Chief Financial Officer

                                       Joel S. Hatlen                                                                             Vice President

                                                                                                                                            Secretary, Treasurer

(Principal Financial and Accounting Officer)

By: /s/Douglas W. Brown_______ _ March 28, 2017              Director

Douglas W. Brown

By: /s/Brian T. Crowley_______ ___ March 28, 2017             Director

Brian T. Crowley

                                By: /s/Alan B. Howe____________ _ March 28, 2017                Director

                                      Alan B. Howe

                                By: /s/Mark J. Gallenberger_______ March 28, 2017             Director

                                      Mark J. Gallenberger

DATA I/O CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Deductions-Describe		Balance at End of Period
(in thousands)
Year Ended December 31, 2015:
Allowance for bad debts	$93	($36)	($14)	(1)	$43

Year Ended December 31, 2016:
Allowance for bad debts	$43	$55	($2)	(1)	$96

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

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated March 28, 2017, with respect to the consolidated financial statements and schedule included in the Annual Report of Data I/O Corporation on Form 10‑K for the year ended December 31, 2016.  We consent to the incorporation by reference of said report in the Registration Statements of Data I/O Corporation on Form S‑8 (File Nos. 002-76164, 002-86785, 002-98115, 002-78394, 33-95608, 33-66824, 33-42010, 33-26472, 33-54422, 333-20657, 333-55911, 33-02254, 33-03958, 333-107543, 333-81986, 333-48595, 333-121861, 333-151006, 333-166730, and 333-175840) and on Form S-3 (File No. 333-121566).

/s/Grant Thornton LLP

Seattle, Washington
March 28, 2017

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

Date: March 28, 2017

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

Date: March 28, 2017

 /s/ Joel S. Hatlen

Joel S.  Hatlen

                                Chief Financial Officer

                                (Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the “Company”) on Form 10-K for the period ended December 31, 2016 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony Ambrose, Chief Executive Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: March 28, 2017

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the annual report of Data I/O Corporation (the “Company”) on Form 10-K for the period ended December 31, 2016 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, that pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: March 28, 2017