Form 10-Q
period 2017-03-31
DATA I/O CORP
filed 2017-05-12
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Yes X  No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” ”accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

     Large accelerated filer __  Accelerated filer __  Non-accelerated filer __  Smaller reporting company X

     Emerging growth company  __

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  _ NoX

Shares of Common Stock, no par value, outstanding as of May 1, 2017:

8,048,516

PART I - FINANCIAL INFORMATION

Item 1.                  Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	March 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,513	$11,571
Trade accounts receivable, net of allowance for
doubtful accounts of $109 and $96, respectively	5,304	4,725
Inventories	4,407	4,059
Other current assets	540	483
TOTAL CURRENT ASSETS	20,764	20,838

Property, plant and equipment – net	1,998	1,875
Other assets	62	63
TOTAL ASSETS	$22,824	$22,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,490	$1,428
Accrued compensation	1,557	2,208
Deferred revenue	1,434	1,926
Other accrued liabilities	797	703
TOTAL CURRENT LIABILITIES	5,278	6,265

Long-term other payables	451	479

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,048,516 shares as of March 31,
2017 and 8,015,746 shares as of December 31, 2016	19,206	19,204
Accumulated (deficit)	(2,381)	(3,360)
Accumulated other comprehensive income	270	188
TOTAL STOCKHOLDERS’ EQUITY	17,095	16,032
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,824	$22,776

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Net Sales	$7,224	$4,613
Cost of goods sold	3,057	2,085
Gross margin	4,167	2,528
Operating expenses:
Research and development	1,545	1,125
Selling, general and administrative	1,818	1,578
Total operating expenses	3,363	2,703
Operating income (loss)	804	(175)
Non-operating income (expense):
Interest income	8	12
Gain on sale of assets	211	-
Foreign currency transaction gain (loss)	(32)	(4)
Total non-operating income (expense)	187	8
Income (loss) before income taxes	991	(167)
Income tax (expense)	(12)	(1)
Net income (loss)	$979	($168)

Basic earnings (loss) per share	$0.12	($0.02)
Diluted earnings (loss) per share	$0.12	($0.02)
Weighted-average basic shares	8,031	7,945
Weighted-average diluted shares	8,327	7,945

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Net income (loss)	$979	($168)
Other comprehensive income:
Foreign currency translation gain (loss)	82	161
Comprehensive income (loss)	$1,061	($7)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Three Months Ended March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$979	($168)
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	164	128
Gain on sale of assets	(211)	-
Equipment transferred to cost of goods sold	116	378
Share-based compensation	97	95
Net change in:
Trade accounts receivable	(547)	(699)
Inventories	(331)	(679)
Other current assets	(55)	93
Accounts payable and accrued liabilities	(503)	(355)
Deferred revenue	(522)	111
Other long-term liabilities	(17)	134
Net cash provided by (used in) operating activities	(830)	(962)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(403)	(642)
Net proceeds from sale of assets	211	-
Cash provided by (used in) investing activities	(192)	(642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and (payments)
related to shares withheld to cover taxes	(95)	3
Repurchase of common stock	-	(97)
Cash provided by (used in) financing activities	(95)	(94)
Increase/(decrease) in cash and cash equivalents	(1,117)	(1,698)

Effects of exchange rate changes on cash	59	128
Cash and cash equivalents at beginning of period	11,571	11,268
Cash and cash equivalents at end of period	$10,513	$9,698

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$30	$3
See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of March 31, 2017 and March 31, 2016 and for each of the three month periods ended March 31, 2017 and March 31, 2016 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2016.

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

Stock-Based Compensation Expense

We measure and recognize compensation expense as required for all share-based payment awards, including employee stock options and restricted stock unit awards, based on estimated fair values and estimated forfeiture rates on the grant dates.

Income Tax

Historically, when accounting for uncertainty in income taxes, we have not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three months ended March 31, 2017.  However, we have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

We have incurred net operating losses in certain past years.  Given the uncertainty created by our loss history, as well as the ongoing uncertain economic outlook for our industry as well as capital and geographic spending, we expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses and credit carryforwards, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future.  There were $230,000 and $214,000 of unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of March 31, 2017 and 2016, respectively.

Tax years that remain open for examination include 2013, 2014, 2015 and 2016 in the United States of America.  In addition, tax years from 2000 to 2012 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (ASU 2016-09), “Improvements to Employee Share-Based Payment Accounting”.  ASU 2016-09 requires excess tax benefits to be recognized in the statement of operations as an income tax expense and is applied prospectively by means of a cumulative-effect adjustment of excess tax benefits from equity in the period of adoption. The standard establishes an alternative practical expedient for estimating the expected term of an award by recognizing the effects of forfeitures in compensation cost when the forfeitures occur. Adoption of the alternative practical expedient is applied prospectively on an entity-wide basis. The standard requires that amounts paid to a taxing authority on the employee’s behalf as a result of directly withholding shares for tax-withholding purposes are to be presented on a retrospective basis as a financing activity on the statement of cash flows. The standard became effective beginning January 1, 2017.  The adoption of ASU 2016-09 was not material to our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.  In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (ASU 2015-14), deferring the effective date of the new revenue recognition standard by one year and now takes effect for public entities in fiscal years beginning after December 15, 2017.  We currently expect to adopt the revenue standards as of January 1, 2018, utilizing the modified retrospective transition method. The new standard may, in certain circumstances, impact the timing of when revenue is recognized for product shipped, and the timing and classification of certain sales incentives.  We have begun to evaluate the potential impact of the adoption on our consolidated financial statements, but at this time the impact is unknown.  We will continue our evaluation of revenue from our contracts with customers, and we will update our expectations of the impact of adoption of the new revenue standards on our consolidated financial statements in future filings.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	March 31, 2017	December 31, 2016
(in thousands)
Raw material	$2,484	$2,402
Work-in-process	1,343	1,226
Finished goods	580	431
Inventories	$4,407	$4,059

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	March 31, 2017	December 31, 2016
(in thousands)
Leasehold improvements	$379	$376
Equipment	4,701	4,449
Sales demonstration equipment	1,219	1,158
	6,299	5,983
Less accumulated depreciation	4,301	4,108
Property and equipment, net	$1,998	$1,875

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	March 31, 2017	December 31, 2016
(in thousands)
Product warranty	$404	$371
Sales return reserve	68	50
Other taxes	134	149
Other	191	133
Other accrued liabilities	$797	$703

 The changes in our product warranty liability for the three months ending March 31, 2017 are follows:

March 31, 2017
(in thousands)
Liability, beginning balance	$371
Net expenses	177
Warranty claims	(177)
Accrual revisions	33
Liability, ending balance	$404

NOTE 5 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2017 (remaining)	$738
2018	888
2019	916
2020	900
2021	487
Thereafter	10
Total	$3,939

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

We signed a lease agreement effective November 1, 2015 and extends through October 31, 2021 for a new facility located in Shanghai, China which we moved into during the first quarter of 2016.  The new lease approximately doubled our space to 19,400 square feet at approximately 54% of the prior lease rental rate.

During the fourth quarter of 2016, we signed a lease agreement for a new facility located in Munich, Germany which was effective March 1, 2017 and extends through February 28, 2022.  The new lease slightly increased our space to 4,895 square feet at approximately the same cost per square foot as the prior lease.

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At March 31, 2017, the purchase commitments and other obligations totaled $1,575,000 of which all but $28,000 are expected to be paid over the next twelve months.

NOTE 7 – CONTINGENCIES

As of March 31, 2017, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(in thousands except per share data)
Numerator for basic and diluted
earnings (loss) per share:
Net income (loss)	$979	($168)

Denominator for basic
earnings (loss) per share:
weighted-average shares	8,031	7,945

Employee stock options and awards	296	-

Denominator for diluted
earnings (loss) per share:
adjusted weighted-average shares &
assumed conversions of stock options	8,327	7,945

Basic and diluted
earnings (loss) per share:
Total basic earnings (loss) per share	$0.12	($0.02)
Total diluted earnings (loss) per share	$0.12	($0.02)

Options to purchase 90,000 and 244,000 shares were outstanding as of March 31, 2017 and 2016, respectively, but were excluded from the computation of diluted earnings (loss) per share for the periods then ended because the options were anti-dilutive.

NOTE 9 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three months ended March 31, 2017 and 2016, respectively, was as follows:

	Three Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(in thousands)
Cost of goods sold	$2	$2
Research and development	25	18
Selling, general and administrative	70	75
Total share-based compensation	$97	$95

Impact on net earnings (loss) per share:
Basic and diluted	($0.01)	($0.01)

Equity awards granted during the three months ended March 31, 2017 and 2016 respectively were as follows:

	Three Months Ended
	Mar. 31, 2017	Mar. 31, 2016

Restricted Stock	12,000	10,000

There were no stock option awards granted during both the three months ended March 31, 2017 and 2016.

Non-employee directors Restricted Stock Units (“RSU’s”) vest over one year, employee RSU’s vest over four years with the expense being recognized over the vesting period.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at March 31, 2017 are:

Mar. 31, 2017

Unamortized future equity compensation expense (in thousands)	$1,036
Remaining weighted average amortization period (in years)	2.34

NOTE 10 – SHARE REPURCHASE PROGRAMS

On February 24, 2016, our Board of Directors approved a share repurchase program with provisions to buy back up to $1 million of our stock during the period from March 2, 2016 through March 31, 2017.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period. During the first quarter of 2017, no shares were purchased under the stock buyback program which expired on March 31, 2017.  Overall, a total of 80,345 shares of stock have been repurchased at an average price of $2.36 for a total of $189,360 plus $1,649 in commissions and charges.

The following is a summary of share repurchase activity under the plan through March 31, 2017:

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

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements herein regarding industry prospects or trends; expected revenues; expected level of expense; expected savings; future results of operations; reversals of tax valuation allowances; breakeven point, or financial position; changes in gross margin; economic conditions and capital spending outlook; market acceptance of our newly introduced or upgraded products; development, introduction and shipment of new products; building lease arrangements; sales channels and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither we nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of these forward-looking statements after the date of this report.  The reader should not place undue reliance on these forward-looking statements.  The discussions above and in the section in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in our Annual report on Form 10-K for the year ended December 31, 2016 describe some, but not all, of the factors that could cause these differences.

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

We are concentrating our research and development efforts in our strategic growth markets, namely automotive electronics and Internet of Things (IoT), focusing on new programming technologies, secure supply chain solutions, automated programming systems and their enhancements for the manufacturing environment and software.  We are developing technology to securely program new categories of semiconductors, including secure elements, authentication chips, and secure microcontrollers. We plan to deliver new programming technology and automated handling systems for managed and secure programming in the manufacturing environment.  We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including NAND Flash, e-MMC, UFS and microcontrollers on our newer products.

Our customer focus remains on strategic high volume manufacturers in key market segments like automotive electronics, IoT, industrial controls, consumer electronics and wireless as well as programming centers.

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

We enter into multiple deliverable arrangements that arise during the sale of a system that includes an installation component, a service and support component and a software maintenance component.  We allocate the value of each element based on relative selling prices.  Relative selling price is based on the selling price of the standalone system.  For the installation and service and support components, we use the value of the discount given to distributors who perform these components.  For software maintenance components, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is recognized on the system sale based on shipping terms, installation revenue is recognized after the installation is performed, and hardware service and support and software maintenance revenue is recognized ratably over the term of the agreement, typically one year.  Other service revenue is recognized as it is delivered.

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

Results of Operations

Net Sales

	Three Months Ended
Net sales by product line	Mar. 31, 2017	Change	Mar. 31, 2016
(in thousands)
Automated programming systems	$5,925	80.0%	$3,292
Non-automated programming systems	1,299	(1.7%)	1,321
Total programming systems	$7,224	56.6%	$4,613

	Three Months Ended
Net sales by location	Mar. 31, 2017	Change	Mar. 31, 2016
(in thousands)
United States	$748	(26.9%)	$1,023
% of total	10.4%		22.2%

International	$6,476	80.4%	$3,590
% of total	89.6%		77.8%

Net sales in the first quarter of 2017 were $7.2 million, compared with $4.6 million in the first quarter of 2016, which primarily resulted from higher Automotive Electronics and Internet of Things (IoT) demand from both OEMs and Programming Centers.  International sales represented 90% of total sales for the first quarter of 2017 compared to 78% in the first quarter of 2016 and regionally, had the strongest growth in Europe.

On a product basis, our PSV product line, LumenX and consumables were higher while our legacy equipment business continued to decline.  Revenue composition for the quarter was approximately 70% equipment, 22% consumables, and 8% software and services.

Order bookings were $8.4 million in the first quarter of 2017, a 17-year high, compared to $5.9 million in the first quarter of last year for year-over-year growth of 42%.  The variation in revenue percentages versus order percentages relate to the change in deferred revenues and currency translation.  Backlog at March 31, 2017 was $4.9 million compared to $3.2 million at December 31, 2016 and $2.0 million at March 31, 2016.  Deferred revenue at the March 31, 2017 was $1.4 million, compared to $1.9 million at December 31, 2016.

Gross Margin

	Three Months Ended
	Mar. 31, 2017	Change	Mar. 31, 2016
(in thousands)
Gross margin	$4,167	64.8%	$2,528
Percentage of net sales	57.7%		54.8%

Gross margin as a percentage of sales in the first quarter of 2017 was 57.7%, compared to 54.8% in the first quarter of 2016.  The increase was primarily due to favorable factory variances, sales volume resulting in better fixed factory cost utilization and a favorable product mix.

Research and Development

	Three Months Ended
	Mar. 31, 2017	Change	Mar. 31, 2016
(in thousands)
Research and development	$1,545	37.3%	$1,125
Percentage of net sales	21.4%		24.4%

Research and development (“R&D”) increased $420,000 in the first quarter of 2017 compared to the same period in 2016, primarily due to personnel costs including recruiting.

Selling, General and Administrative

	Three Months Ended
	Mar. 31, 2017	Change	Mar. 31, 2016
(in thousands)
Selling, general &
administrative	$1,818	15.2%	$1,578
Percentage of net sales	25.2%		34.2%

Selling, General and Administrative (“SG&A”) expenses increased $240,000 in the first quarter of 2017 compared to the same period in 2016, primarily reflecting higher incentive, commission and consulting compensation, partially offset by lower rents.

Interest

	Three Months Ended
	Mar. 31, 2017	Change	Mar. 31, 2016
(in thousands)
Interest income	$8	(33.3%)	$12

Interest income decreased in the first quarter of 2017 compared to the same period in 2016, primarily due to lower invested cash balances.

Income Taxes

	Three Months Ended
	Mar. 31, 2017	Change	Mar. 31, 2016
(in thousands)
Income tax (expense)	($12)	*	($1)
* not meaningful

Income tax (expense) for the first quarter of 2017 and 2016 is primarily due to domestic income taxes.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $10.7 million as of March 31, 2017.  Our deferred tax assets and valuation allowance have been reduced by approximately $230,000 and $214,000 associated with the requirements of accounting for uncertain tax positions as of March 31, 2017 and 2016, respectively.  Given the uncertainty created by our loss history, as well as the ongoing uncertain economic outlook for our industry as well as capital and geographic spending, we expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances.

GAIN ON SALE OF ASSETS

During the first quarter of 2017, we sold non-core and excess internet domain addresses, resulting in a non-operating gain of $211,000 net of commissions.  Continued smaller sales are planned during 2017.

Financial Condition

Liquidity and Capital Resources

	Mar. 31, 2017	Change	Dec. 31, 2016
(in thousands)
Working capital	$15,486	$913	$14,573

At March 31, 2017 our cash position was $10.5 million, with $5.2 million in the USA and the balance in foreign subsidiaries. The change in cash during the quarter resulted primarily from a working capital shift to receivables, inventory, and annual payments of previously accrued 2016 incentive compensation and pension contributions partially offset by net income for the quarter.

Although we have no significant external capital expenditure plans currently, we expect that we will continue to make capital expenditures to support our business.  We plan to increase our investment in internally developed equipment used for services, rentals, sales demonstration and test equipment as we develop and release new products.  Capital expenditures are expected to be funded by existing and internally generated funds or lease financing.

As a result of our significant product development, customer support, selling and marketing efforts, we have required substantial working capital to fund our operations.  In 2017 and recent years, we have managed balancing profitable operations, while addressing rising costs and foreign exchange rate challenges.  This included geographic shifts in our operations, optimized real estate usage strategies and differentiated product development and cost strategies.

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one year period.  We may require additional cash for U.S. operations, which could result in potential repatriation of cash from the $5.3 million held in our foreign subsidiaries.  Although we have no current repatriation plans, there may be tax and other impediments to any repatriation actions.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

Share Repurchase Programs

On February 24, 2016, our Board of Directors approved a share repurchase program with provisions to buy back up to $1 million of our stock during the period from March 2, 2016 through March 31, 2017.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period. During the first quarter of 2017, no shares were purchased under the stock buyback program which expired on March 31, 2017.  Overall, a total of 80,345 shares of stock have been repurchased at an average price of $2.36 for a total of $189,360 plus $1,649 in commissions and charges.  See accompanying consolidated financial statements Note 10, “Share Repurchase Programs”.

OFF-Balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 5, “Operating Lease Commitments” and Note 6, “Other Commitments”, we have no off-balance sheet arrangements.

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $1.1 million in the first quarter of 2017 compared to a loss of ($51,000) in the first quarter of 2016.  Adjusted EBITDA, excluding equity compensation (a non-cash item) was $1.2 million in the first quarter of 2017, compared to $44,000 in the first quarter of 2016.

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

Non-Generally accepted accounting principles (GAAP) FINANCIAL Measure RECONCILIATION

	Three Months Ended
	Mar. 31, 2017	Mar. 31, 2016
(in thousands)
Net Income (loss)	$979	($168)
Interest (income) expense	(8)	(12)
Taxes	12	1
Depreciation & amortization	165	128
EBITDA earnings (loss)	$1,148	($51)

Equity compensation	97	95
Adjusted EBITDA earnings,
excluding equity compensation	$1,245	$44

RECENT ACCOUNTING ANNOUNCEMENTS

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (ASU 2016-09), “Improvements to Employee Share-Based Payment Accounting”.  ASU 2016-09 requires excess tax benefits to be recognized in the statement of operations as an income tax expense and is applied prospectively by means of a cumulative-effect adjustment of excess tax benefits from equity in the period of adoption. The standard establishes an alternative practical expedient for estimating the expected term of an award by recognizing the effects of forfeitures in compensation cost when the forfeitures occur. Adoption of the alternative practical expedient is applied prospectively on an entity-wide basis. The standard requires that amounts paid to a taxing authority on the employee’s behalf as a result of directly withholding shares for tax-withholding purposes are to be presented on a retrospective basis as a financing activity on the statement of cash flows. The standard became effective beginning January 1, 2017.  The adoption of ASU 2016-09 was not material to our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.  In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (ASU 2015-14), deferring the effective date of the new revenue recognition standard by one year and now takes effect for public entities in fiscal years beginning after December 15, 2017.  We currently expect to adopt the revenue standards as of January 1, 2018, utilizing the modified retrospective transition method. The new standard may, in certain circumstances, impact the timing of when revenue is recognized for product shipped, and the timing and classification of certain sales incentives.  We have begun to evaluate the potential impact of the adoption on our consolidated financial statements, but at this time the impact is unknown.  We will continue our evaluation of revenue from our contracts with customers, and we will update our expectations of the impact of adoption of the new revenue standards on our consolidated financial statements in future filings.

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

Changes in internal controls

There were no changes made in our internal controls during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting which is under the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

PART II - OTHER INFORMATION

Item 1.                  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of March 31, 2017, we were not a party to any material pending legal proceedings.

Item 1A.                                Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There are no material changes to the Risk Factors described in our Annual Report.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

                                See accompanying consolidated financial statements Note 10, “Share Repurchase Programs”.

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

DATED:   May 12, 2017

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

DATED:   May 12, 2017

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

DATED:   May 12, 2017

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2017  as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony Ambrose, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 12, 2017

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended March 31, 2017  as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

May 12, 2017