Form 10-K/A
period 2016-12-31
DATA I/O CORP
filed 2017-06-26
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)                                                             FORM 10-K/A   Amendment 1

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

DATA I/O CORPORATION

FORM 10-K/A Amendment 1

For the Fiscal Year Ended December 31, 2016

Explanatory Note

This Form 10-K/A amends the Form 10-K filed by Data I/O Corporation on March 28, 2017 (The “Original Filing”) for the fiscal year ended December 31, 2016.  This Form 10-K/A is being filed solely to attach the XBRL filing exhibits that were inadvertently not in the EDGAR filing, but were in the Exhibit Index.  The error in the Original Filing was as a result of an electronic transmission error in the EDGAR project software upload of the XBRL exhibit files.  However, the XBRL files were posted on our website at that time. We made a good faith and reasonable attempt to comply with Rule 401 and have prepared and filed this Form 10-K/A as soon as reasonably practicable after we became aware of the omission.  Other than correction of this exhibit attachment error, we have not modified or updated the other disclosures presented in our Original Filing.  Accordingly, this Amendment 1 does not reflect events occurring after the filing of our Original Filing and does not modify or update those disclosures by subsequent events, except as specifically referenced in this Explanatory Note.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                     DATA I/O CORPORATION

                                                                                                                                                                (REGISTRANT)

DATED:   June 26, 2017                                                                                                                By: /s/Joel S. Hatlen

                                                                                                                                                                Joel S. Hatlen

                                                                                                                                       Vice President and Chief Financial Officer

3