Form 10-Q
period 2017-06-30
DATA I/O CORP
filed 2017-08-11
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Shares of Common Stock, no par value, outstanding as of July 27, 2017:

8,172,491

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	June 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,033	$11,571
Trade accounts receivable, net of allowance for
doubtful accounts of $133 and $96, respectively	7,233	4,725
Inventories	4,855	4,059
Other current assets	621	483
TOTAL CURRENT ASSETS	24,742	20,838

Property, plant and equipment – net	1,990	1,875
Other assets	44	63
TOTAL ASSETS	$26,776	$22,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,676	$1,428
Accrued compensation	2,502	2,208
Deferred revenue	2,791	1,926
Other accrued liabilities	825	667
Income taxes payable	86	36
TOTAL CURRENT LIABILITIES	7,880	6,265

Long-term other payables	464	479

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,172,491 shares as of June 30,
2017 and 8,015,746 shares as of December 31, 2016	19,065	19,204
Accumulated (deficit)	(1,175)	(3,360)
Accumulated other comprehensive income	542	188
TOTAL STOCKHOLDERS’ EQUITY	18,432	16,032
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,776	$22,776

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net Sales	$9,135	$5,801	$16,359	$10,414
Cost of goods sold	3,933	2,713	6,990	4,798
Gross margin	5,202	3,088	9,369	5,616
Operating expenses:
Research and development	1,771	1,172	3,316	2,297
Selling, general and administrative	2,163	1,525	3,981	3,103
Total operating expenses	3,934	2,697	7,297	5,400
Operating income	1,268	391	2,072	216
Non-operating income (expense):
Interest income	6	11	13	23
Gain on sale of assets	80	-	291	-
Foreign currency transaction gain (loss)	(62)	49	(92)	45
Total non-operating income	24	60	212	68
Income before income taxes	1,292	451	2,284	284
Income tax (expense)	(86)	(7)	(99)	(8)
Net income	$1,206	$444	$2,185	$276

Basic earnings per share	$0.15	$0.06	$0.27	$0.03
Diluted earnings per share	$0.14	$0.06	$0.26	$0.03
Weighted-average basic shares	8,104	7,942	8,067	7,944
Weighted-average diluted shares	8,408	8,039	8,367	8,033

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$1,206	$444	$2,185	$276
Other comprehensive income:
Foreign currency translation gain (loss)	272	(221)	354	(60)
Comprehensive income	$1,478	$223	$2,539	$216

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,185	$276
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	328	272
Gain on sale of assets	(291)	-
Equipment transferred to cost of goods sold	372	691
Share-based compensation	367	300
Net change in:
Trade accounts receivable	(2,299)	(1,592)
Inventories	(702)	(404)
Other current assets	(125)	198
Accounts payable and accrued liabilities	705	(612)
Deferred revenue	774	(17)
Other long-term liabilities	(34)	83
Deposits and other long-term assets	18	-
Net cash provided by (used in) operating activities	1,298	(805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(815)	(1,377)
Net proceeds from sale of assets	291	-
Cash provided by (used in) investing activities	(524)	(1,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from issuance of common stock, less payments
for shares withheld to cover tax	(491)	(63)
Repurchase of common stock	-	(174)
Cash provided by (used in) financing activities	(491)	(237)
Increase/(decrease) in cash and cash equivalents	283	(2,419)

Effects of exchange rate changes on cash	179	(25)
Cash and cash equivalents at beginning of period	11,571	11,268
Cash and cash equivalents at end of period	$12,033	$8,824

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$48	$6
See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of June 30, 2017 and June 30, 2016 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2016.

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

Income Tax

Historically, when accounting for uncertainty in income taxes, we have not incurred any interest or penalties associated with tax matters and no interest or penalties were recognized during the three and six months ended June 30, 2017.  However, we have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

We have incurred net operating losses in certain past years.  We continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance associated with our net operating losses and credit carryforwards, as sufficient uncertainty exists regarding our ability to realize such tax assets in the future.  There were $234,000 and $226,000 of unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of June 30, 2017 and December 31, 2016, respectively.

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

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (ASU 2015-14), deferring the effective date of the new revenue recognition standard by one year and it now takes effect for public entities in fiscal years beginning after December 15, 2017. We plan to adopt the revenue standards as of January 1, 2018, utilizing the modified retrospective transition method. The Company is currently evaluating the potential impact of the adoption on our consolidated financial statements. As part of this process, the Company has identified its revenue streams and a preliminary analysis of how we currently account for revenue transactions compared to the revenue accounting required under the new standard. We intend to complete our adoption plan in fiscal year 2017.  Because of the nature of the work that remains, at this time, we are unable to reasonably estimate the impact of adoption on our consolidated financial statements. We will continue our evaluation of revenue from our contracts with customers, and we will update our expectations of the impact of adoption of the new revenue standards on our consolidated financial statements in future filings.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	June 30, 2017	December 31, 2016
(in thousands)
Raw material	$2,755	$2,402
Work-in-process	1,113	1,226
Finished goods	987	431
Inventories	$4,855	$4,059

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	June 30, 2017	December 31, 2016
(in thousands)
Leasehold improvements	$402	$376
Equipment	4,992	4,449
Sales demonstration equipment	1,081	1,158
	6,475	5,983
Less accumulated depreciation	4,485	4,108
Property and equipment, net	$1,990	$1,875

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	June 30, 2017	December 31, 2016
(in thousands)
Product warranty	$450	$371
Sales return reserve	68	50
Other taxes	121	149
Other	186	133
Other accrued liabilities	$825	$703

The changes in our product warranty liability for the six months ending June 30, 2017 are as follows:

June 30, 2017
(in thousands)
Liability, beginning balance	$371
Net expenses	367
Warranty claims	(367)
Accrual revisions	79
Liability, ending balance	$450

NOTE 5 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2017 (remaining)	$444
2018	899
2019	927
2020	909
2021	496
Thereafter	11
Total	$3,686

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

We signed a lease agreement effective November 1, 2015 that extends through October 31, 2021 for a new facility located in Shanghai, China which we moved into during the first quarter of 2016.  The new lease approximately doubled our space to 19,400 square feet at approximately 54% of the prior lease rental rate.

During the fourth quarter of 2016, we signed a lease agreement for a new facility located in Munich, Germany which was effective March 1, 2017 and extends through February 28, 2022.  The new lease slightly increased our space to 4,895 square feet at approximately the same cost per square foot as the prior lease.

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At June 30, 2017, the purchase commitments and other obligations totaled $2,117,000 of which all but $23,000 are expected to be paid over the next twelve months.

NOTE 7 – CONTINGENCIES

As of June 30, 2017, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 8 – EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	Jun. 30, 2017	Jun. 30, 2016	Jun. 30, 2017	Jun. 30, 2016
(in thousands except per share data)
Numerator for basic and diluted
earnings per share:
Net income	$1,206	$444	$2,185	$276

Denominator for basic
earnings per share:
weighted-average shares	8,104	7,942	8,067	7,944

Employee stock options and awards	304	97	300	89

Denominator for diluted
earnings per share:
adjusted weighted-average shares &
assumed conversions of stock options	8,408	8,039	8,367	8,033

Basic and diluted
earnings per share:
Total basic earnings per share	$0.15	$0.06	$0.27	$0.03
Total diluted earnings per share	$0.14	$0.06	$0.26	$0.03

Options to purchase 60,111 and 229,213 shares were outstanding as of June 30, 2017 and 2016, respectively, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 9 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and six months ended June 30, 2017 and 2016, respectively, was as follows:

	Three Months Ended		Six Months Ended
	Jun. 30, 2017	Jun. 30, 2016	Jun. 30, 2017	Jun. 30, 2016
(in thousands)
Cost of goods sold	$8	$6	$10	$8
Research and development	63	41	88	60
Selling, general and administrative	199	158	269	232
Total share-based compensation	$270	$205	$367	$300

Impact on net earnings (loss) per share:
Basic and diluted	($0.03)	($0.03)	($0.05)	($0.04)

Equity awards granted during the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	Jun. 30, 2017	Jun. 30, 2016	Jun. 30, 2017	Jun. 30, 2016

Restricted Stock	223,600	212,100	235,600	222,100

There were no stock option awards issued during the three and six months ended June 30, 2017 and 2016.

Non-employee directors Restricted Stock Units (“RSU’s”) vest over one year, employee RSU’s vest over four years with the expense being recognized over the vesting period.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at June 30, 2017 are:

Jun. 30, 2017

Unamortized future equity compensation expense (in thousands)	$2,392
Remaining weighted average amortization period (in years)	3.29

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

OVERVIEW

We are managing the core programming business for growth and profitability, while developing and enhancing both our core products and our managed and secure programming platform to drive future revenue and earnings growth.  We continue to be in a cyclical and rapidly evolving industry environment.  We attempt to balance industry changes, business geography shifts, exchange rate volatility, increasing costs and strategic investments in our business with the level of demand and mix of current business opportunities.

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

Results of Operations

Net Sales

	Three Months Ended			Six Months Ended
Net sales by product line	Jun. 30, 2017	Change	Jun. 30, 2016	Jun. 30, 2017	Change	Jun. 30, 2016
(in thousands)
Automated programming systems	$7,502	61.1%	$4,657	$13,427	68.9%	$7,949
Non-automated programming systems	1,633	42.7%	1,144	2,932	18.9%	2,465
Total programming systems	$9,135	57.5%	$5,801	$16,359	57.1%	$10,414

	Three Months Ended			Six Months Ended
Net sales by location	Jun. 30, 2017	Change	Jun. 30, 2016	Jun. 30, 2017	Change	Jun. 30, 2016
(in thousands)
United States	$899	50.1%	$599	$1,646	1.5%	$1,622
% of total	9.8%		10.3%	10.1%		15.6%

International	$8,236	58.3%	$5,202	$14,713	67.3%	$8,792
% of total	90.2%		89.7%	89.9%		84.4%

Net sales in the second quarter of 2017 were $9.1 million, compared with $5.8 million in the second quarter of 2016, which primarily resulted from higher Automotive Electronics and Internet of Things (IoT) demand from both OEMs and Programming Centers.  During the second quarter, we shipped and recorded revenue for the 100th PSV7000 system and 150th PSV family system.  International sales represented 90% of total sales for the second quarter of both 2017 and 2016.  Of the international sales, the Americas region (excluding the United States) experienced the strongest growth.

On a product basis, our PSV product line, LumenX™ and consumables were higher while our legacy equipment business continued its decline.  Revenue for the quarter was approximately 71% equipment, 23% consumables and 6% software and services.

Order bookings were $10.1 million in the second quarter of 2017, a 17-year high, compared to $5.7 million in the second quarter of last year for year-over-year growth of 75%.  The variation in revenue percentages versus order percentages relates to the change in backlog, deferred revenues and currency translation.  Backlog at June 30, 2017 was $4.7 million, compared to $3.2 million at June 30, 2016 and $4.9 million at March 31, 2017.  Deferred revenue at June 30, 2017 was $2.8 million compared to $1.1 million at June 30, 2016 and $1.4 million at March 31, 2017.

For the six months ending June 30, 2017, compared to the same period in 2016, net sales growth is generally due to the same factors discussed above for the second quarter, with a continued trend of higher automated and lower non-automated system sales.  On a regional basis, net sales increased 87% in Europe, 80% in the Americas and 14% in Asia compared to the same period in 2016.

Gross Margin

	Three Months Ended			Six Months Ended
	Jun. 30, 2017	Change	Jun. 30, 2016	Jun. 30, 2017	Change	Jun. 30, 2016
(in thousands)
Gross margin	$5,202	68.5%	$3,088	$9,369	66.8%	$5,616
Percentage of net sales	56.9%		53.2%	57.3%		53.9%

Gross margin for the second quarter of 2017 compared to the same period in 2016, increased in dollars due to higher sales volume.  Gross margin as a percentage of sales was 56.9%, compared to 53.2% in the second quarter of 2016, with the improvement primarily due to the leverage of relatively fixed factory costs with higher sales volume.

For the first six months of 2017 compared to the same period in 2016, gross margin as a percentage of sales increased generally due to the same factors discussed above for the second quarter.  Based on past experience, we expect variations in our gross margin as a percentage of sales due to changes in key factors for future periods including: sales volume, product mix, channel mix, pricing, inventory fluctuations, warranty, factory variances and currency exchange rates.

Research and Development

	Three Months Ended			Six Months Ended
	Jun. 30, 2017	Change	Jun. 30, 2016	Jun. 30, 2017	Change	Jun. 30, 2016
(in thousands)
Research and development	$1,771	51.1%	$1,172	$3,316	44.4%	$2,297
Percentage of net sales	19.4%		20.2%	20.3%		22.1%

Research and development (“R&D”) increased $599,000 in the second quarter of 2017 compared to the same period in 2016, primarily due to higher personnel costs, incentive and stock based compensation as well as SentriX NRE charges, which mostly relates to our Managed and Secure Programming initiative.

For the first six months of 2017 compared to the same period in 2016, the increase in R&D expense was generally due to the same factors discussed above for the second quarter.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	Jun. 30, 2017	Change	Jun. 30, 2016	Jun. 30, 2017	Change	Jun. 30, 2016
(in thousands)
Selling, general &
administrative	$2,163	41.8%	$1,525	$3,981	28.3%	$3,103
Percentage of net sales	23.7%		26.3%	24.3%		29.8%

Selling, General and Administrative (“SG&A”) expenses increased $638,000 in the second quarter of 2017  compared to the same period in 2016, primarily due to higher incentive, commission and stock based compensation and travel, offset in part by lower depreciation charges and legal fees.

For the first six months of 2017 compared to the same period in 2016, the increase in SG&A expense was generally due to the same factors discussed above for the second quarter as well as lower rent in 2017.

Interest

	Three Months Ended			Six Months Ended
	Jun. 30, 2017	Change	Jun. 30, 2016	Jun. 30, 2017	Change	Jun. 30, 2016
(in thousands)
Interest income	$6	(45.5%)	$11	$13	(43.5%)	$23

Interest income decreased in the second quarter of 2017 compared to the same period in 2016, due to both lower invested cash balances and lower interest rates.

For the first six months of 2017 compared to the same period in 2016, the decrease in interest income was generally due to the same factors discussed above for the second quarter.

Income Taxes

	Three Months Ended			Six Months Ended
	Jun. 30, 2017	Change	Jun. 30, 2016	Jun. 30, 2017	Change	Jun. 30, 2016
(in thousands)
Income tax (expense)	($86)	*	($7)	($99)	*	($8)
* not meaningful

Income tax (expense) for the second quarter of 2017 compared to same period in 2016, primarily resulted from foreign subsidiary income tax.

For the first six months of 2017 compared to the same period in 2016, the change in income tax expense was generally due to the same factors discussed above for the second quarter.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $10.7 million as of June 30, 2017.  Our deferred tax assets and valuation allowance have been reduced by approximately $234,000 and $226,000 associated with the requirements of accounting for uncertain tax positions as of June 30, 2017 and December 31, 2016, respectively.  Given the uncertainty created by our past loss history and the cyclical nature of the industry in which we operate, we have limited the recognition of net deferred tax assets and maintain the tax valuation allowances.  We expect to further analyze the level of valuation allowance during the second half of 2017 as we get better forecast visibility.

Financial Condition

Liquidity and Capital Resources

	Jun. 30, 2017	Change	Dec. 31, 2016
(in thousands)
Working capital	$16,862	$2,289	$14,573

At June 30, 2017 our cash position was $12.0 million, with $7.9 million in the USA and the balance in foreign subsidiaries. The change in cash during the quarter resulted primarily from earnings for the period.

Although we have no significant external capital expenditure plans currently, we expect that we will continue to make capital expenditures to support our business.  We plan to increase our internally developed rental, sales demonstration and test equipment as we develop and release new products.  Capital expenditures are expected to be funded by existing and internally generated funds.

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

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $1.5 million in the second quarter of 2017 compared to $584,000 in the second quarter of 2016.  Adjusted EBITDA, excluding equity compensation (a non-cash item) was $1.7 million in the second quarter of 2017, compared to $789,000 in the second quarter of 2016.

EBITDA was $2.6 million for the first six months of 2017 compared to $533,000 in the first six months of 2016.  Adjusted EBITDA, excluding equity compensation was $3.0 million for the first six months of 2017, compared to $833,000 for the first six months of 2016.

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

Non-Generally accepted accounting principles (GAAP) FINANCIAL Measure RECONCILIATION

	Three Months Ended		Six Months Ended
	Jun. 30, 2017	Jun. 30, 2016	Jun. 30, 2017	Jun. 30, 2016
(in thousands)
Net Income	$1,206	$444	$2,185	$276
Interest (income) expense	(6)	(11)	(13)	(23)
Taxes	86	7	99	8
Depreciation & amortization	165	144	328	272
EBITDA earnings	$1,451	$584	$2,599	$533

Equity compensation	270	205	367	300
Adjusted EBITDA earnings,
excluding equity compensation	$1,721	$789	$2,966	$833

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

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (ASU 2015-14), deferring the effective date of the new revenue recognition standard by one year and it now takes effect for public entities in fiscal years beginning after December 15, 2017. We plan to adopt the revenue standards as of January 1, 2018, utilizing the modified retrospective transition method. The Company is currently evaluating the potential impact of the adoption on our consolidated financial statements. As part of this process, the Company has identified its revenue streams and a preliminary analysis of how we currently account for revenue transactions compared to the revenue accounting required under the new standard. We intend to complete our adoption plan in fiscal year 2017.  Because of the nature of the work that remains, at this time, we are unable to reasonably estimate the impact of adoption on our consolidated financial statements. We will continue our evaluation of revenue from our contracts with customers, and we will update our expectations of the impact of adoption of the new revenue standards on our consolidated financial statements in future filings.

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

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of June 30, 2017, we were not a party to any material pending legal proceedings.

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

DATED:   August 11, 2017

DATA I/O CORPORATION

(REGISTRANT)

By: //S//Anthony Ambrose

Anthony Ambrose

President and Chief Executive Officer

(Principal Executive Officer and Duly Authorized Officer)

By: //S//Joel S. Hatlen

Joel S. Hatlen

Vice President and Chief Operating and Financial Officer

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

DATED:   August 11, 2017

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

DATED:   August 11, 2017

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32.1

Certification by Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2017 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Anthony Ambrose, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

August 11, 2017

Exhibit 32.2

Certification by Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the quarterly report of Data I/O Corporation (the “Company”) on Form 10-Q for the period ended June 30, 2017 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Joel S. Hatlen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)          The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and

(2)          The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ Joel S. Hatlen

Joel S. Hatlen

Chief Financial Officer

(Principal Financial Officer)

August 11, 2017