Form 10-Q
period 2017-09-30
DATA I/O CORP
filed 2017-11-09
CIK 351998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Common Stock, no par value, outstanding as of October 26, 2017:

8,241,049

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	September 30, 2017	December 31, 2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,164	$11,571
Trade accounts receivable, net of allowance for
doubtful accounts of $104 and $96, respectively	5,233	4,725
Inventories	4,950	4,059
Other current assets	537	483
TOTAL CURRENT ASSETS	25,884	20,838

Property, plant and equipment – net	2,158	1,875
Other assets	45	63
TOTAL ASSETS	$28,087	$22,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,598	$1,428
Accrued compensation	3,273	2,208
Deferred revenue	1,570	1,926
Other accrued liabilities	1,029	703
TOTAL CURRENT LIABILITIES	7,470	6,265

Long-term other payables	438	479

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,240,711 shares as of September 30,
2017 and 8,015,746 shares as of December 31, 2016	18,836	19,204
Accumulated earnings (deficit)	553	(3,360)
Accumulated other comprehensive income	790	188
TOTAL STOCKHOLDERS’ EQUITY	20,179	16,032
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,087	$22,776

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net sales	$9,596	$6,588	$25,955	$17,002
Cost of goods sold	3,639	2,945	10,629	7,743
Gross margin	5,957	3,643	15,326	9,259
Operating expenses:
Research and development	1,814	1,358	5,130	3,655
Selling, general and administrative	2,319	1,664	6,300	4,766
Total operating expenses	4,133	3,022	11,430	8,421
Operating income	1,824	621	3,896	838
Non-operating income (expense):
Interest income	6	11	19	34
Gain on sale of assets	72	-	363	-
Foreign currency transaction gain (loss)	(66)	(3)	(158)	41
Total non-operating income	12	8	224	75
Income before income taxes	1,836	629	4,120	913
Income tax (expense)	(108)	(4)	(207)	(12)
Net income	$1,728	$625	$3,913	$901

Basic earnings per share	$0.21	$0.08	$0.48	$0.11
Diluted earnings per share	$0.20	$0.08	$0.47	$0.11
Weighted-average basic shares	8,201	7,977	8,112	7,955
Weighted-average diluted shares	8,467	8,183	8,400	8,083

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$1,728	$625	$3,913	$901
Other comprehensive income:
Foreign currency translation gain (loss)	248	(17)	602	(77)
Comprehensive income	$1,976	$608	$4,515	$824

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,913	$901
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	634	409
Gain on sale of assets	(363)	-
Equipment transferred to cost of goods sold	725	720
Share-based compensation	540	409
Net change in:
Trade accounts receivable	(192)	(2,385)
Inventories	(766)	(211)
Other current assets	(33)	213
Accounts payable and accrued liabilities	1,497	160
Deferred revenue	(485)	163
Other long-term liabilities	(52)	86
Deposits and other long-term assets	18	1
Net cash provided by (used in) operating activities	5,436	466

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,642)	(1,688)
Net proceeds from sale of assets	363	-
Cash provided by (used in) investing activities	(1,279)	(1,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from issuance of common stock, less payments
for shares withheld to cover tax	(895)	(76)
Repurchase of common stock	-	(191)
Cash provided by (used in) financing activities	(895)	(267)
Increase/(decrease) in cash and cash equivalents	3,262	(1,489)

Effects of exchange rate changes on cash	331	(54)
Cash and cash equivalents at beginning of period	11,571	11,268
Cash and cash equivalents at end of period	$15,164	$9,725

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$82	$6

See notes to consolidated financial statements

DATA I/O CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of September 30, 2017 and September 30, 2016 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2016.

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

The revenue related to products requiring installation that is perfunctory is recognized at the time of shipment. Installation that is considered perfunctory includes any installation that can be performed by other parties, such as distributors, other vendors, or the customers themselves. This takes into account the complexity, skill and training needed as well as customer expectations regarding installation.

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

Income Tax

Penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.  We did not incur any interest or penalties associated with tax matters during the three and nine months ended September 30, 2017.

We have incurred net operating losses in certain past years.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets associated with our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance. We expect to further analyze the level of valuation allowance during the remainder of 2017. There were $249,000 and $226,000 of unrecognized tax benefits related to uncertain tax positions and related valuation allowance as of September 30, 2017 and December 31, 2016, respectively.

Tax years that remain open for examination include 2014, 2015, 2016 and 2017 in the United States of America. In addition, tax years from 2000 to 2013 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

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

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (ASU 2015-14), deferring the effective date of the new revenue recognition standard by one year and it now takes effect for public entities in fiscal years beginning after December 15, 2017. We plan to adopt the revenue standards as of January 1, 2018, utilizing the modified retrospective transition method. The Company is currently evaluating the potential impact of the adoption on our consolidated financial statements. As part of this process, the Company has identified its revenue streams and an analysis of how we currently account for revenue transactions compared to the revenue accounting required under the new standard. We intend to complete our adoption plan in fiscal year 2017.  Because of the nature of the work that remains, at this time, we remain unable to reasonably estimate the impact of adoption on our consolidated financial statements. We will continue our evaluation of revenue from our contracts with customers, and will update our expectations of the impact of adoption of the new revenue standards on our consolidated financial statements in our next filing.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	September 30, 2017	December 31, 2016
(in thousands)
Raw material	$2,806	$2,402
Work-in-process	1,465	1,226
Finished goods	679	431
Inventories	$4,950	$4,059

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	September 30, 2017	December 31, 2016
(in thousands)
Leasehold improvements	$409	$376
Equipment	5,293	4,449
Sales demonstration equipment	1,102	1,158
	6,804	5,983
Less accumulated depreciation	4,646	4,108
Property and equipment, net	$2,158	$1,875

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	September 30, 2017	December 31, 2016
(in thousands)
Product warranty	$501	$371
Sales return reserve	80	50
Other taxes	262	149
Other	186	133
Other accrued liabilities	$1,029	$703

The changes in our product warranty liability for the nine months ending September 30, 2017 are as follows:

September 30, 2017
(in thousands)
Liability, beginning balance	$371
Net expenses	609
Warranty claims	(609)
Accrual revisions	130
Liability, ending balance	$501

NOTE 5 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2017 (remaining)	$197
2018	909
2019	937
2020	919
2021	753
Thereafter	231
Total	$3,946

During the third quarter of 2017, we amended our lease agreement for the Redmond, Washington headquarters facility effective September 12, 2017, extending the lease to July 31, 2022, waiving a potential space give back provision and receiving lease inducement incentives. Previously on June 8, 2015 the lease had been amended to relocate our headquarters to a nearby building and lower the square footage to approximately 20,460.

In addition to the Redmond facility, approximately 24,000 square feet is leased at two foreign locations, including our sales, service, operations and engineering office located in Shanghai, China, and our German sales, service and engineering office located near Munich, Germany.

We signed a lease agreement effective November 1, 2015 that extends through October 31, 2021 for a new facility located in Shanghai, China which we moved into during the first quarter of 2016. The new lease approximately doubled our space to 19,400 square feet at approximately 54% of the prior lease rental rate.

During the fourth quarter of 2016, we signed a lease agreement for a new facility located near Munich, Germany which was effective March 1, 2017 and extends through February 28, 2022. The new lease slightly increased our space to 4,895 square feet at approximately the same cost per square foot as the prior lease.

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At September 30, 2017, the purchase commitments and other obligations totaled $2,058,000 of which all but $18,000 are expected to be paid over the next twelve months.

NOTE 7 – CONTINGENCIES

As of September 30, 2017, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
(in thousands except per share data)
Numerator for basic and diluted
earnings per share:
Net income	$1,728	$625	$3,913	$901

Denominator for basic
earnings per share:
weighted-average shares	8,201	7,977	8,112	7,955

Employee stock options and awards	266	206	288	128

Denominator for diluted
earnings per share:
adjusted weighted-average shares &
assumed conversions of stock options	8,467	8,183	8,400	8,083

Basic and diluted
earnings per share:
Total basic earnings per share	$0.21	$0.08	$0.48	$0.11
Total diluted earnings per share	$0.20	$0.08	$0.47	$0.11

Options to purchase 8,425 and 198,395 shares were outstanding as of September 30, 2017 and 2016, respectively, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 9 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method. For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and nine months ended September 30, 2017 and 2016, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
(in thousands)
Cost of goods sold	$4	$3	$14	$11
Research and development	39	23	127	82
Selling, general and administrative	130	84	399	316
Total share-based compensation	$173	$110	$540	$409

Impact on net earnings (loss) per share:
Basic and diluted	$(0.02)	$(0.01)	$(0.07)	$(0.05)

The fair value of share-based awards for employee stock options was estimated using the Black-Scholes valuation model. The following weighted average assumptions were used to calculate the fair value of stock options granted during the three months and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Risk-free interest rates	1.72%	N/A	1.72%	N/A
Volatility factors	0.62	N/A	0.62	N/A
Expected life of the option in years	4.00	N/A	4.00	N/A
Expected dividend yield	None	N/A	None	N/A

Equity awards granted during the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Restricted Stock	51,000	3,000	286,600	225,100
Stock Options	25,000	-	25,000	-

Non-employee directors Restricted Stock Units (“RSU’s”) vest over one year, employee RSU’s vest over four years and employee Non-Qualified stock options vest quarterly over 4 years and have a six year exercise period.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at September 30, 2017 are:

September 30, 2017

Unamortized future equity compensation expense (in thousands)	$2,722
Remaining weighted average amortization period (in years)	3.19

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

OVERVIEW

We are managing the core programming business for growth and profitability, while developing and enhancing both our core products and our managed and secure programming platform to drive future revenue and earnings growth.  We continue to be in a cyclical, seasonal and rapidly evolving industry environment.  We attempt to balance industry changes, business geography shifts, exchange rate volatility, increasing costs and strategic investments in our business with the level of demand and mix of current business opportunities

We are concentrating our research and development efforts in our strategic growth markets, namely automotive electronics and Internet of Things (IoT), focusing on new programming technologies, security provisioning, automated programming systems and their enhancements for the manufacturing environment and software.  We are developing technology to securely program new categories of semiconductors, including authentication ICs (especially secure elements) and secure microcontrollers. We are delivering new programming technology and automated handling systems for managed and secure programming in the manufacturing environment.  In these new security initiatives, we face a new evolving market; are in a period of rapid learning; and are establishing new industry relationships, business processes, supply chains, and investing heavily in advance of revenue.

We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including NAND Flash, e-MMC, UFS, microcontrollers, authentication ICs, secure element ICs and secure microcontrollers on our newer products.

Our customer focus remains on strategic high volume manufacturers in key market segments like automotive electronics, IoT, industrial controls, consumer electronics as well as programming centers and contract manufacturing.

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

Tax Valuation Allowances: Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets associated with our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance. At the current time, we expect to continue to analyze and evaluate potential reversals of the tax valuation allowance during the remainder of 2017. Any reversals will take place only as we are able to determine that it will be possible to take advantage of the underlying tax loss or other attributes in carry forward. Transfer pricing and expense or cost sharing arrangements are complex areas where judgments, such as the determination of arms-length arrangements, can be subject to challenges by different tax jurisdictions.

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

Results of Operations

NET SALES

	Three Months Ended			Nine Months Ended
Net sales by product line	September 30, 2017	Change	September 30, 2016	September 30, 2017	Change	September 30, 2016
(in thousands)
Automated programming systems	$7,766	49.5%	$5,196	$21,193	58.0%	$13,417
Non-automated programming systems	1,830	31.5%	1,392	4,762	32.8%	3,585
Total programming systems	$9,596	45.7%	$6,588	$25,955	52.7%	$17,002

	Three Months Ended			Nine Months Ended
Net sales by location	September 30, 2017	Change	September 30, 2016	September 30, 2017	Change	September 30, 2016
(in thousands)
United States	$610	31.5%	$464	$2,256	8.1%	$2,086
% of total	6.4%		7.0%	8.7%		12.3%

International	$8,986	46.7%	$6,124	$23,699	58.9%	$14,916
% of total	93.6%		93.0%	91.3%		87.7%

Net sales in the third quarter of 2017 were $9.6 million, compared with $6.6 million in the third quarter of 2016. Automotive Electronics demand from both OEMs and Programming Centers drove increased revenues primarily related to our PSV family of automated programming systems. Revenues from adapters, a consumable, increased approximately $100,000 from the year earlier period. International sales represented 94% of total sales for the third quarter, compared to 93% during the same period in 2016.

Revenue for the quarter was approximately 74% equipment, 20% consumables and 6% software and services.

Order bookings increased 4% to $8.2 million in the third quarter of 2017, a 10-year third quarter high, compared to $7.9 million in the third quarter of 2016. The variation in revenue percentages versus order bookings percentages relates to the change in backlog, deferred revenues and currency translation. Deferred revenue at the end of the third quarter was $1.6 million with all major systems shipments able to be recognized in the quarter. At the end of the second quarter, we had deferred revenue of $2.8 million, including 3 systems that were recognized in the third quarter. Backlog at the end of the third quarter was $4.6 million compared to $4.7 million at the end of the second quarter and $3.2 million at December 31, 2016.

For the nine months ending September 30, 2017, compared to the same period in 2016, net sales growth was generally due to the same factors discussed above for the third quarter, with a continued trend of higher automated and lower non-automated system sales. On a regional basis, all regions had sales growth compared to the same period in 2016.

GROSS MARGIN

	Three Months Ended			Nine Months Ended
	September 30, 2017	Change	September 30, 2016	September 30, 2017	Change	September 30, 2016
(in thousands)
Gross margin	$5,957	63.5%	$3,643	$15,326	65.5%	$9,259
Percentage of net sales	62.1%		55.3%	59.0%		54.5%

For the third quarter of 2017, gross margin as a percentage of sales was 62.1%, compared to 55.3% in the third quarter of 2016 and 56.9% in the second quarter of 2017. The increase was primarily due to sales volume, which resulted in better fixed factory cost utilization, along with a favorable product mix, a favorable sales channel mix (with more direct sales versus distributer sales), and reduced unfavorable factory variances. Distributer sales are net of a distribution discount where direct sales usually result in channel commissions which are included in selling expense. We increased our capacity during the third quarter with virtually no additional investment.

For the first nine months of 2017 compared to the same period in 2016, gross margin as a percentage of sales increased generally due to the same factors discussed above for the third quarter. Based on past experience, we expect variations in our gross margin as a percentage of sales due to changes in key factors for future periods including: sales volume, product mix, channel mix, pricing, inventory fluctuations, warranty, factory variances and currency exchange rates.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Nine Months Ended
	September 30, 2017	Change	September 30, 2016	September 30, 2017	Change	September 30, 2016
(in thousands)
Research and development	$1,814	33.6%	$1,358	$5,130	40.4%	$3,655
Percentage of net sales	18.9%		20.6%	19.8%		21.5%

Research and development (“R&D”) increased $456,000 in the third quarter of 2017 compared to the same period in 2016, primarily due to additional and higher personnel costs, incentive and stock based compensation as well as SentriX NRE charges, which mostly supported our Managed and Secure Programming initiative.

For the first nine months of 2017 compared to the same period in 2016, the increase in R&D expense was generally due to the same factors discussed above for the third quarter.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Nine Months Ended
	September 30, 2017	Change	September 30, 2016	September 30, 2017	Change	September 30, 2016
(in thousands)
Selling, general &
administrative	$2,319	39.4%	$1,664	$6,300	32.2%	$4,766
Percentage of net sales	24.2%		25.3%	24.3%		28.0%

Selling, General and Administrative (“SG&A”) expenses increased $655,000 in the third quarter of 2017 compared to the same period in 2016, due to the increased level of business activity and include higher incentive, commission and stock based compensation and depreciation, offset in part by lower rent costs.

For the first nine months of 2017 compared to the same period in 2016, the increase in SG&A expense was generally due to the same factors discussed above for the third quarter.

INTEREST

	Three Months Ended			Nine Months Ended
	September 30, 2017	Change	September 30, 2016	September 30, 2017	Change	September 30, 2016
(in thousands)
Interest income	$6	(45.5%)	$11	$19	(44.1%)	$34

Interest income decreased in the third quarter of 2017 compared to the same period in 2016, due to both lower invested cash balances and lower interest rates.

For the first nine months of 2017 compared to the same period in 2016, the decrease in interest income was generally due to the same factors discussed above for the third quarter.

INCOME TAXES

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
(in thousands)
Income tax (expense)	$(108)	$(4)	$(207)	$(12)

Income tax (expense) for the third quarter of 2017 compared to same period in 2016, primarily resulted from foreign subsidiary income tax.

For the first nine months of 2017 compared to the same period in 2016, the change in income tax expense was generally due to the same factors discussed above for the third quarter.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes. We have a valuation allowance of $10.6 million as of September 30, 2017. Our deferred tax assets and valuation allowance have been reduced by approximately $249,000 and $226,000 associated with the requirements of accounting for uncertain tax positions as of September 30, 2017 and December 31, 2016, respectively. Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets associated with our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance. We expect to further analyze the level of valuation allowance during the remainder of 2017.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2017	Change	December 31, 2016
(in thousands)
Working capital	$18,414	$3,841	$14,573

At September 30, 2017 our cash position was $15.2 million, with $10.8 million in the USA and the balance in foreign subsidiaries. The change in cash during the quarter resulted primarily from earnings for the period and collections of our accounts receivable.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURES

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $2.1 million in the third quarter of 2017 compared to $755,000 in the third quarter of 2016. Adjusted EBITDA, excluding equity compensation (a non-cash item) was $2.3 million in the third quarter of 2017, compared to $865,000 in the third quarter of 2016.

EBITDA was $4.7 million for the first nine months of 2017 compared to $1.3 in the first nine months of 2016. Adjusted EBITDA, excluding equity compensation was $5.3 million for the first nine months of 2017, compared to $1.7 million for the first nine months of 2016.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURE RECONCILIATION

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
(in thousands)
Net Income	$1,728	$625	$3,913	$901
Interest (income) expense	(6)	(11)	(19)	(34)
Taxes	108	4	207	12
Depreciation & amortization	306	137	634	409
EBITDA earnings	$2,136	$755	$4,735	$1,288

Equity compensation	173	110	540	409
Adjusted EBITDA earnings,
excluding equity compensation	$2,309	$865	$5,275	$1,697

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

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2017, we were not a party to any material pending legal proceedings.

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

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.
Defaults Upon Senior Securities

None

Item 4.
Mine Safety Disclosures

Not Applicable

Item 5.
Other Information

None

Item 6.
Exhibits

(a)
Exhibits

10
Material Contracts:
10.34
Fifth Amendment to Lease, between Data I/O Corporation and BRE WA OFFICE OWNER LLC, made as of September 12, 2017

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

DATED: November 9, 2017

DATA I/O CORPORATION
(REGISTRANT)

By: //S//Anthony Ambrose
Anthony Ambrose
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By: //S//Joel S. Hatlen
Joel S. Hatlen
Vice President and Chief Operating and Financial Officer
Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

24