Form 10-K
period 2017-12-31
DATA I/O CORP
filed 2018-03-28
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)                                                       FORM 10-K

☒              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                                Yes ☐  No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                             Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                         Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                                               ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” ”accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.       Accelerated filer ☐

Large accelerated filer      ☐                                                                                                                     Smaller reporting company ☒

Non-accelerated filer        ☐                                                                                        Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant as of June 30, 2017:

$61,047,382

Shares of Common Stock, no par value, outstanding as of March 23, 2018:

8,293,267

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its May 21, 2018 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

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

General

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) is a global market leader for advanced programming, security provisioning and associated Intellectual Property (“IP”) management solutions used in electronics manufacturing with flash memory, microcontrollers, and flash memory-based intelligent devices as well as secure element devices.  Data I/O® designs, manufactures and sells programming systems and services for electronic device manufacturers, specifically targeting high-growth areas such as high-volume users of flash memory and flash memory based microcontrollers.  Most electronic products today incorporate a number of programmable semiconductor devices that contain data, operating instructions and security credentials essential for the proper operation of the product.

Our mission is to bring the world’s electronic devices to life.  Programmable devices are used in products such as automobile electronics, smartphones, HDTV, tablets, gaming systems and a broad category called Internet of Things (“IoT”).  IoT is a broad term that addresses the interconnectivity of devices and other electronic or smart products.  Our solutions, some of which include IP management, secure content management and process control capabilities, enable us to address the demanding requirements of the electronic device market, where applications and IP protection are essential to our customer’s success.  Our largest customers are heavy users of programmable semiconductor devices and include original equipment manufacturers (“OEMs”) in automotive electronics, consumer electronics and IoT markets as well as their programming center partners and electronic manufacturing service (“EMS”) contract manufacturers.

Data I/O was incorporated in the State of Washington in 1969 and its business was founded in 1972.

Industry Background

We enable companies to improve productivity, increase supply-chain security and reduce costs by providing device data programming and security provisioning solutions that allow our customers to take IP (large design and data files) and protect and program it into memory, microcontroller and logic devices quickly and cost-effectively.  We also provide services related to hardware support, system installation and repair, and device programming.  Companies that design and manufacture products utilizing programmable electronic devices, ranging from automobiles to cell phones, purchase programming solutions from us.  Trends of increasing device densities, shrinking device packages, increased demands for security, and customers increasing their software content file sizes, combined with the increasing numbers of intelligent devices such as automotive electronics and IoT applications, are driving demand for our solutions.

Traditionally, our programming market opportunity focused on the number of semiconductor devices to be programmed, but because of the rapid increase in the density of devices, and increasing demands for supply-chain security, the focus has shifted in many cases from the number and type of devices to the number and type of bits per device to be programmed.  With expected growth in IoT applications, the business opportunity for this market differentiates on quality, security and automation.

Some of our automated programming systems integrate data programming, automated handling functions and/or secure provisioning into a single product solution.  During 2017, we integrated security provisioning into some of our solutions.  Quality and security-conscious customers, particularly those in high-volume manufacturing and programming, drive this portion of our business.

Products

To accommodate the expanding variety and quantities of programmable devices being manufactured today, we offer multiple solutions for the numerous types of device mix and volume usage by our customers in the various market segments and applications.  We work closely with leading manufacturers of programmable devices to develop our products to meet the requirements of a particular device.  Our newer products are positioned and recognized as some of the most advanced programming equipment and associated IP management solutions.

Our programming solutions include a broad range of products, systems, modules and accessories, grouped into two general categories: automated programming systems and manual programming systems.  We provide two categories of automated programming systems: off-line and in-line.  Our PSV family of automated programming systems delivers a broad range of programming capacity and capability to the marketplace.  Our PSV7000 Automated Programming System continues to be adopted in the marketplace, in particular for automotive electronics customers.  Our PSV5000 automated programming system combines mid-range capacity and flexibility with competitive pricing.  Our PSV3000 Automated Programming System, developed for the Asian automation market, is a lower cost platform for basic programming needs.  Our PSV family of handlers has won multiple industry awards for technical excellence and innovation.  In February 2018, our Lumen™X programmer won the Circuits Assembly NPI Award for Universal Flash Storage (“UFS) support.  Our ConneX® software won the 2017 Circuits Assembly NPI Award, the EM Asia Innovation Award and the SMT China Vision Award.  Our Sentrix® security provisioning system won the Global Technology Award at Productronica in November 2017 and the Embedded Award for Innovation at the Embedded World show in February 2018.

Our automated systems have list selling prices ranging from $68,000 to $677,000 and our manual systems have list selling prices ranging from $9,900 to $52,000.

Data I/O programming technology may be integrated with the PSV family to create highly-flexible systems that deliver outstanding performance with low total cost of ownership. The LumenX programming engine is the fastest solution available for eMMC and UFS programming of large NAND FLASH.  Increasing memory densities and the need for faster data interfaces are resulting in an expected transition to the use of UFS devices.  LumenX is available on our PSV7000 and PSV5000 and as a standalone manual programmer.  FlashCORE™, and our universal job setup tool, Tasklink™ for Windows®, are available in each family of our automated programming systems and in FlashPAK™, our manual programming system.  The SentriX security system adds security provisioning capability to our data programming system.  SentriX allows customers of any size and demand-profile to securely add keys, certificates, and other security information to specialized regions of authentication integrated circuits ("ICs”), secure elements and secure microcontrollers.  We provide device support and service on all of our products.  Device support is a critical aspect of our business and consists of writing software algorithms for devices and developing socket adapters to hold and connect to the device for programming.  Our security provisioning system, Sentrix, is currently offered on a pay per use basis.

Our products have both an upfront solution sale and recurring revenue elements.  Adapters are a consumable item and software and maintenance are typically recurring under annual subscription contracts.

Sales Percentage of Total Sales Breakdown by Type
Sales Type	2017	2016	Drivers
Equipment Sales	71%	66%	Capacity, Process improvement, Technology
Adapter Sales	22%	25%	Capacity utilization, New customer products
Software and Maintenance Sales	7%	9%	Installed base, Added capabilities
Total	100%	100%

The table below presents our main products and the key features that benefit our customers:

Products	Key Features	Customer Benefits
PSV Handlers: Off-line (Automated)

•       Fast program and verify speeds

•       Up to 112 programming sites

•       Up to 2000 devices per hour throughput

•       UFS Support

•       Supports LumenX and FlashCORE III programmers

•       Supports multiple media types

•       Supports quality options – fiber laser marking, 3D coplanarity

•       ConneX Factory Integration & other Software

•       Managed and secure programming

•       High throughput for high density Flash programming

•       High flexibility with respect to I/O options (tray, tape, tube), marking/labeling and vision for coplanarity inspection

SentriX Security Provisioning System	• Unique Ability to securely provision keys and certificates one device at a time	• Create Secure IoT devices across a global network • Maintain IP control over the lifecycle of their products
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
LumenX Programmer	• Extensible architecture for fast program, verify and download speeds • Supports UFS • Large file size support • Secure Job creation • 8 sockets with tool-less changeover with single socket adapters	• Managed and secure programming • Fast setup and job changeover • Highest yield and low total cost of programming • High performance
FlashPAK III programmer: (Non-Automated)	• Scalability • Network control via Ethernet • Stand-alone operation or PC compatible • Parallel programming	• Validate designs before moving down the firmware supply chain • Unmatched ease of use in manual production systems
Unifamily programmers: Off-line, Low Volume and Engineering (Non-Automated) (Legacy Equipment)	• Breadth of device coverage	• Universal programmer

Customers/Markets

We sell our solutions to customers worldwide, many of whom are world-class manufacturers of electronic devices used in a broad range of industries, as described in the following table:

	OEMs		EMS	Programming Centers
	Automotive Electronics	IoT, Industrial, Consumer Electronics, including Wireless	Contract Manufacturers
Notable end customers	Delphi, Bosch, Alpine, Visteon, Kostal, Harman Becker, Denso, Continental, Panasonic, Magna, Magnetti Marelli	LG,TCL Siemens, Danfoss, Philips, Schneider, Endress+Hauser, Pilz, Insta, Carrier, Microsoft, Sony, Amazon, UTC	Pegatron, Flextronics, Jabil, Wistron, Sanmina SCI, Foxconn, Leesys, Calcomp	Arrow, Avnet, BTV, CPS, EPS, Elmitech, Noa (Toshiba)
Business drivers	Safety, navigation and infotainment devices, increased electronic content to support autonomous driving, security	Higher functionality driven by increasing electronic content. Shift from analog to connected intelligent devices, security	Acquisition of OEM factories, production contract wins	Value-added services, logistics, security
Programming equipment drivers	Process improvement and simplification, new product rollouts, growing file sizes, quality control and traceability, security	Process improvement and simplification as well as new product rollouts, memory and new technology, security	New contracts from OEMs, programming solutions specified by OEMs	Capacity utilization of their installed base of equipment, small parts handling, security
Buying criteria	Quality, reliability, configuration control, traceability, global support, IP protection

Quality, reliability, configuration control, traceability, security, and security provisioning. Throughput, technical capability to support evolving technology, global support, IP protection, robust algorithms, low cost

			Lowest equipment procurement cost, global support	Flexibility, lowest life-cycle cost-per programmed-part, low changeover time; use of multiple vendors provides negotiating leverage, device support availability

Our solutions address the data programming of devices and security provisioning needs of programmable semiconductor devices.  Semiconductor devices are a large, growing market, both in terms of devices and bits programmed.  We believe that our sales are driven by many of the same forces that propel the semiconductor industry.  We sell to the same firms that buy the semiconductors.  When their business grows, they buy more semiconductors which, in turn, require additional programming equipment to maintain production speeds or program new device technologies.

Our device programming solutions currently target two high volume, growing markets: automotive electronics and IoT systems including Industrial and Consumer devices.

Growth drivers for automotive electronics

•       Consumers desire advanced car features requiring higher levels of sophistication, including infotainment options (audio, radio, dashboard displays, navigation, ADAS and wireless connectivity) as well as increased safety features and optimized engine functionality

•       Increasing numbers and size of microcontrollers per vehicle

•       Proliferation of programmable microcontrollers to support the next-generation electronic car systems

•       Increasing use of high-density flash to provide memory for advanced applications that require programming

•       Increasing complexity to support autonomous vehicles

•       Increasing need for security solutions for a secure supply chain and lifecycle firmware integrity

Growth drivers for IoT: including industrial, consumer electronics and wireless

•       Securely controlling groups of connected devices through a secure supply chain and lifecycle firmware integrity management.

•       Adding intelligence and processing into devices

•       Connecting previously unconnected devices to networks and the internet (such as intelligent thermostats and lighting)

•       Emergence of new devices and applications (such as wearables)

During 2017, we sold products to over 200 customers throughout the world. The following customers represented greater than 10% of sales in the applicable year:

2017      One customer, Data Copy Limited, a distributor in China, accounted for approximately 15% of net sales.

2016      Four customers, Data Copy Limited, Arrow, Bosch and BTV, accounted for approximately 16%, 13%, 11% and 10% of net sales respectively.  Arrow and BTV are Programming Centers and Bosch is an Automotive Electronics OEM.

2015      One customer, Data Copy Limited accounted for approximately 15% of net sales.

The following customers represented greater than 10% of our consolidated accounts receivable balance as of December 31 of the applicable year:

2017      One customer, Data Copy Limited, accounted for 25% of our consolidated accounts receivable balance at December 31, 2017.

2016      Three customers accounted for greater than 10% of our consolidated accounts receivable balance at December 31, 2016: Bosch and Arrow our direct customers, and Data Copy Limited, represented 30%, 16% and 14% of that balance, respectively.

2015      Four customers accounted for greater than 10% of our consolidated accounts receivable balance at December 31, 2015: Data Copy Limited, LeChamp, our distributor in south-east Asia, and Flextronics and Arrow, our direct customers, represented 24%, 13%, 12% and 11% of that balance, respectively.

Geographic Markets and Distribution

We market and sell our products through a combination of direct sales, internal telesales, indirect sales representatives and distributors, as well as services through programming centers.  We continually evaluate our sales channels against our evolving markets and customers and realign them as necessary to ensure that we reach our existing and potential customers in the most effective and efficient manner possible.

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives and direct telesales.  Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by Us.  Net sales in the United States for 2017, 2016 and 2015 were (in millions) $2.9, $2.9 and $2.2, respectively.  Some of our customers’ orders delivered internationally are heavily influenced by U.S. sales based efforts.

International Sales

International sales represented approximately 92%, 88% and 90% of net sales in 2017, 2016, and 2015, respectively.  We make foreign sales through our wholly-owned subsidiaries in Germany and China, as well as through independent distributors and sales representatives operating in 46 other countries.  Our independent foreign distributors purchase our products for resale and we generally recognize the sale at the time of shipment to the distributor.  As with U.S. sales representatives, sales made by international sales representatives are on an agency basis, with sales made directly to the customer by Us.

Net international sales for 2017, 2016, and 2015 were (in millions) $31.2, $20.5 and $19.8, respectively.  We determine international sales by the international geographic area into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers.  International sales do not include transfers between Data I/O and our foreign subsidiaries.  Export sales are subject to U.S. Department of Commerce regulations.  We have not, however, experienced difficulties to date as a result of these requirements.  We have not made sales to Iran or any Iranian governmental entities or any other blacklisted companies or countries.

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

While we are not aware of any published industry market information covering the programming systems market, according to our internal analysis of competitors’ revenues, we believe we continue to be the largest competitor in the programming systems equipment market and have been gaining market share, especially with our new products.

Manufacturing, Raw Materials and Backlog

We strive to manufacture and provide the best solutions for advanced programming.  We primarily assemble and test our products at our principal facilities in Redmond, Washington and Shanghai, China.  Both of these locations became ISO 9001:2015 certified in 2017.  We outsource our circuit board manufacturing and fabrication.  We use a combination of standard components and fabricated parts manufactured to our specifications.  Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer and security provisioning subassemblies, custom integrated circuits, hybrid circuits and connectors, are purchased from single sources.  We believe that additional sources can be developed for present single-source components without significant difficulties.  We cannot be sure that single-source components will always continue to be readily available.  If we cannot develop alternative sources for these components, or if we experience deterioration in relationships with these suppliers, there may be price increases, minimum order quantities, costs associated with integrating alternatively sourced parts, and delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty, except for contracts calling for custom configuration.  To date, such cancellations have not had a material effect on our sales volume.  To meet customers’ delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders.  Most orders are scheduled for delivery within 1 to 90 days after receipt of the order.  Our backlog of pending orders was approximately $4,000,000, $3,200,000, and $700,000 as of December 31, 2017, 2016, and 2015, respectively.  The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

Research and Development

We believe that continued investment in research and development is critical to our future success.  We continue to develop new technologies and products and enhance existing products.  Future growth is, to a large extent, dependent upon the timely development and introduction of new products, as well as the development of technology and algorithms to support the latest programmable devices.  Where possible, we may pursue partnerships and other strategic relationships to add new products, capabilities and services, particularly in security provisioning.  We are currently focusing our research and development efforts on strategic growth markets, including automotive electronics and the IoT. We are continuing to develop technology to securely program new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers. We plan to deliver new programming technology and automated handling systems for managed and secure programming in the manufacturing environment.  We also continue to focus on increasing our capacity and responsiveness for new device support requests from customers and programmable integrated circuit manufacturers by revising and enhancing our internal processes and tools.  Our research and development efforts have resulted in the release of significant new products and product enhancements over the past several years.

During 2017, 2016, and 2015, we made expenditures for research and development of (in millions) $6.9, $5.1, and $4.7, respectively, representing 20.3%, 21.6%, and 21.4% of net sales, respectively.  Research and development costs are generally expensed as incurred.

Patents, Copyrights, Trademarks and Licenses

We rely on a combination of patents, copyrights, trade secrets and trademarks to protect our IP, as well as product development and marketing skill to establish and protect our market position.  We continue to apply for and add new patents to our patent portfolio as we develop strategic new technologies.

We attempt to protect our rights in proprietary software, including LumenX software, Flashcore software, TaskLink software, ConneX smart programming software and other software products, by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in our licenses, and by requiring our employees to execute non-disclosure agreements.  Our software products are not typically sold separately from sales of programming systems.  However, on those occasions where software is sold separately, revenue is recognized when a sales agreement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, portions of our products might infringe upon existing patents or copyrights, and we may be required to obtain licenses or discontinue the use of the infringing technology.  We believe that any exposure we may have regarding possible infringement claims is a reasonable business risk similar to that assumed by other companies in the electronic equipment and software industries.  However, any claim of infringement, with or without merit, could be costly and a diversion of management’s attention, and an adverse determination could adversely affect our reputation, preclude us from offering certain products, and subject us to substantial liability.  As of December 31, 2017, there were no pending actions regarding infringement claims.

Employees

As of December 31, 2017, we had a total of 103 employees, of which 48 were located outside the U.S. and 12 of which were part time.  We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand and for special projects.  Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry.  None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable.  In foreign countries we have employment agreements or, in China, the Shanghai Foreign Services Co., Ltd. (“FSCO”) labor agreement.

Environmental Compliance

Our facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment.  Compliance with environmental laws has not had, nor is it expected to have, a material effect on our capital expenditures, financial position, results of operations or competitive position.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 23, 2018:

Name	Age	Position

Anthony Ambrose	56	President and Chief Executive Officer

Joel S. Hatlen	59	Vice President and Chief Operating and Financial Officer Secretary and Treasurer

Rajeev Gulati	54	Chief Technology Officer, Vice President of Engineering

Anthony Ambrose joined Data I/O in October 2012 and is our President and Chief Executive Officer.  He was appointed to the Board of Directors of Data I/O in October 2012.  Prior to Data I/O, Anthony was Owner and Principal of Cedar Mill Partners, LLC, a strategy consulting firm.  Until 2011, he was Vice President and General Manager at RadiSys Corporation, a leading provider of embedded wireless infrastructure solutions, where he led three product divisions and worldwide engineering.  Until 2007, he was general manager and held several other progressively responsible positions at Intel Corporation, where he led development and marketing of standards based telecommunications platforms, and grew the industry standard server business to over $1B in revenues.  He is a member of the EvergreenHealth Foundation Board of Trustees.  Mr. Ambrose has a Bachelor’s of Science in Engineering from Princeton University.

Joel S. Hatlen joined Data I/O in September 1991 and in July 2017 became our Chief Operating Officer in addition to serving as our Vice President, Chief Financial Officer, Secretary and Treasurer since January 1998.  He was Chief Accounting Officer since February 1997 and served as Corporate Controller from December 1993 to December 1997.  Previously, he was Tax Manager and Senior Tax Accountant.  From September 1981 until joining Data I/O, Joel was employed by Ernst & Young LLP as a Certified Public Accountant, where his most recent position was Senior Manager.  Joel holds a Masters in Taxation from Golden Gate University and a Bachelor’s in Business Administration in Accounting from Pacific Lutheran University.

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

Item 1A.  Risk Factors

Cautionary Factors That May Affect Future Results

Our disclosure and analysis in this Annual Report contains some forward-looking statements.  Forward-looking statements include our current expectations or forecasts of future events.  The reader can identify these statements by the fact that they do not relate strictly to historical or current facts.  In particular, these include statements relating to future action, prospective products, expected market growth, new technologies, industry partnerships, foreign operations, future performance or results of current and anticipated products, sales efforts, expenses, outcome of contingencies, impact of regulatory requirements and financial results.

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

RISK FACTORS:

NEW PRODUCTS OR SERVICES

We may pursue new product or service initiatives that develop more slowly and/or to a lesser extent than expected

In order to lead in new and potentially lucrative market opportunities, for example in security provisioning of programmable devices, circuit boards and electronic systems, we must invest ahead of others while the market is developing and uncertain.  If these markets develop more slowly than planned, then we may not achieve our expected return on investment in new technologies and this may affect the results of our existing business.

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

For example, we may encounter these problems:

•       technical problems in the development of a new programming system platform or the robotics for new automated handing systems

•       inability to hire qualified personnel or turnover in existing personnel

•       delays or failures to perform by us or third parties, including some smaller early stage companies, involved in our development projects

•       dependence on large semiconductor companies for cooperation and support to securely provisoin their devices. These companies must enable us with specific technical information, and support Data I/O as a qualified solution to their customers and channel partners.

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

Failure to adapt to increasing automotive electronics customer requirements

Quality standards and business requirements by our automotive electronics customers, driven in turn by their automotive manufacturer customers, may demand processes, and certifications at a higher level than we currently are structured to provide.  For example, although we currently meet the ISO 9001:2015 standard, new quality standards may be demanded by our customers with even more rigorous requirements.  In addition, contractual provisions may expose us to greater potential liability and costs and we may be required to provide higher service levels than we currently provide.  If we cannot adapt to these industry requirements or manage these contractual provisions, our business may be adversely affected.

If we are unable to protect our IP, we may not be able to compete effectively or operate profitably.

We rely on patents, copyrights, trade secrets and trademarks to protect our IP, as well as product development and marketing skill to establish and protect our market position.  We attempt to protect our rights in proprietary software products, including our user interface, product firmware, software module options and other software products by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in our licenses, and by requiring our employees to execute non-disclosure agreements.

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

As we enter new areas in managed and secure programming, we need to complement our skills and expertise with partners’ expertise in security.  Some of these partners are early stage companies that are operating with more limited capital and/or management expertise than established firms.  Other partners are very large companies where prioritizing work with us may be difficult in light of competing priorities.  For some of our earlier stage partners, we have demanded unique product features and capabilities in exchange for NRE payments, pre-paid royalties, marketing incentives and sales cooperation.  If our partners are unable to develop and deliver solutions that we need to integrate into our managed and secure programming solutions, our products might be delayed, we might have to locate alternate partners and suppliers or develop the technology ourselves, and we would still be responsible for paying any related pre-paid royalties or NRE payments.

If we do not develop and enhance our relationships with semiconductor manufacturers, our business may be adversely affected.

We work closely with most semiconductor manufacturers to ensure that our data programming and security provisioning systems comply with their requirements.  In addition, many semiconductor manufacturers recommend our managed and secure programming systems for use by users of their programmable devices.  These working relationships enable us to keep our programming systems product lines up to date and provide end-users with broad and current programmable device support.  As technology changes occur that could limit the effectiveness of pre-placement programming, particularly for very small high density NAND, e-MMC and UFS devices, certain semiconductor manufacturers may not recommend or may not continue recommending our programming systems for these devices.  Our business may be adversely affected if our relationships with semiconductor manufacturers deteriorate or if semiconductor manufacturers are not willing to closely work with us on security provisioning.  Consolidation within the semiconductor industry may also impact us.  As we develop more security solutions, we will need to partner more closely with semiconductor manufacturers.

Our reliance on a small number of suppliers may result in a shortage of key components, which may adversely affect our business, and our suppliers may experience financial difficulties which could impact their ability to service our needs.

Certain parts or software used in our products are currently available from either a single supplier or from a limited number of suppliers.  Our small relative level of business means we frequently lack influence and significant purchasing power.  If we cannot develop alternative sources of these components, if sales of parts or software are discontinued by the supplier, if we experience deterioration in our relationship with these suppliers, or if these suppliers require financing, which is not available, there may be delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

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

International sales represented approximately 92%, 88% and 90% of net sales in 2017, 2016, and 2015, respectively.  We expect that international sales will continue to be a significant portion of our net revenue.  International sales may fluctuate due to various factors, including:

•       fluctuations in foreign currency exchange rates because 92% of our sales are to international markets, volatile exchange rates may also impact our competiveness and margins

•       economic uncertainty related to the European sovereign debt situation

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

The European Union and European Free Trade Association (“EU”) has established certain electronic emission and product safety requirements (“CE”).  As applicable, our products currently meet these requirements; however, failure to obtain either a CE certification or a waiver for any product may prevent us from marketing that product in Europe.  The EU also has directives concerning the Reduction of Hazardous Substances (“RoHS”) and we believe we are classified within the EU RoHS Directive category list as Industrial Monitoring and Control Equipment (category 9).   We believe all current products meet the RoHS directives.  Failure to meet applicable directives or qualifying exemptions may prevent us from marketing certain products in Europe or other territories with similar requirements.

We have subsidiaries in Germany, China, Hong Kong, Brazil and Canada and large balances of cash are in our foreign subsidiaries.  Our business and financial condition is sensitive to currency exchange rates and any restrictions imposed on their currencies including restrictions on repatriations of cash.  Any repatriation of cash could result in tax costs and corresponding deferred tax assets with related tax valuation allowances.  Tax reform and the effect of the “Deemed Repatriation” have been included in our 2017 financial statements.  Currency exchange fluctuations in these countries may adversely affect our investment in our subsidiaries.

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

•       customers’ budgets

•       changes in accounting rules, tax or other legislation

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

We have incurred operating losses in one of the last five years and three of the last ten years.  We operate in a cyclical industry.  We will continue to examine our level of operating expense based upon our projected revenues.  Any planned increases in operating expenses may result in losses in future periods if projected revenues are not achieved.  As a result, we may need to generate greater revenues than we have recently in order to maintain profitability.  However, we cannot provide assurance that our revenues will continue to increase and our business strategies may not be successful, resulting in future losses.

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

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  In the event we require additional cash for U.S. operations or other needs, we may choose to repatriate some, or all, of the $6.2 million held in our foreign subsidiaries.  Although we have no current repatriation plans, there may be tax, legal and other impediments to any repatriation actions.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

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

Our stock price may be volatile and, as a result, our shareholders may lose some or all of their investment.

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

The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet or we may fall out of compliance with, such as the internal controls auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not currently required to comply as we are a smaller reporting company.  We assume that we will continue to have the status of a smaller reporting company based on the aggregate market value of the voting and non-voting shares held as of June 30, 2017.  If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

During the third quarter of 2017, we amended our lease agreement for the Redmond, Washington headquarters facility effective September 12, 2017, extending the lease to July 31, 2022, waiving a potential space give back provision and receiving lease inducement incentives.  Previously on June 8, 2015 the lease had been amended to relocate our headquarters to a nearby building and lower the square footage to approximately 20,460.  The lease base annual rental payments during 2017 and 2016 were approximately $303,000 and $200,000, respectively.

In addition to the Redmond facility, approximately 24,000 square feet is leased at two foreign locations, including our sales, service, operations and engineering office located in Shanghai, China, and our German sales, service and engineering office located near Munich, Germany.

We signed a lease agreement effective November 1, 2015 that extends through October 31, 2021 for a new facility located in Shanghai, China which we moved into during the first quarter of 2016.  The new lease approximately doubled our space to 19,400 square feet at approximately 54% of the prior lease rental rate.  The lease base annual rental payments during 2017 and 2016 were approximately $276,000 and $233,000, respectively.

During the fourth quarter of 2016, we signed a lease agreement for a new facility located near Munich, Germany which was effective March 1, 2017 and extends through February 28, 2022.  The new lease slightly increased our space to 4,895 square feet at approximately the same cost per square foot as the prior lease.  The lease base annual rental payments during 2017 and 2016 were approximately $64,000 and $61,000, respectively.

Item 3.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of December 31, 2017, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table shows, for the periods indicated, the high and low price information for our Common Stock as reported by the NASDAQ Capital Market (NASDAQ symbol is DAIO).  The closing price was $12.04 on December 31, 2017.

	Period	High	Low

2017	Fourth Quarter	$16.49	$8.53
	Third Quarter	10.19	7.03
	Second Quarter	9.37	4.56
	First Quarter	5.30	4.01

2016	Fourth Quarter	$4.40	$3.39
	Third Quarter	3.95	2.39
	Second Quarter	2.70	2.07
	First Quarter	2.80	2.03

The approximate number of shareholders of record as of March 23, 2018 was 441.

Except for special cash dividend of $4.15 per share paid on March 8, 1989, we have not paid cash dividends on our Common Stock and do not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by us during the periods ended December 31, 2017, 2016 or 2015.

See Item 12 for the Equity Compensation Plan Information.

iSSUER pURCHASES OF eQUITY sECURITIES

On February 24, 2016, our Board of Directors approved a share repurchase program with provisions to buy back up to $1 million of our stock during the period from March 2, 2016 through March 31, 2017.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period.  For the year ended December 31, 2016, 80,345 shares of stock were repurchased at an average price of $2.36 for a total of $189,360 plus $1,649 in commissions and charges.  There were no stock repurchases made under this program during the twelve month period ending December 31, 2017.

There were no new stock repurchase programs in effect during the twelve month period ending December 31, 2017.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking.  In particular, statements herein regarding economic outlook, industry prospects and trends; industry partnerships; future results of operations or financial position; future spending; breakeven revenue point; expected market growth; market acceptance of our newly introduced or upgraded products or services; the sufficiency of our cash to fund future operations and capital requirements; development, introduction and shipment of new products or services; changing foreign operations; and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of these forward-looking statements after the date of this Annual Report.  The Reader should not place undue reliance on these forward-looking statements.  The following discussions and the section entitled “Risk Factors – Cautionary Factors That May Affect Future Results” describes some, but not all, of the factors that could cause these differences.

OVERVIEW

We continued our focus on managing the core programming business for growth and profitability, while developing and enhancing products to drive future revenue and earnings growth.  Our challenge continues to be operating in a cyclical and rapidly evolving industry environment.  We are continuing our efforts to balance industry changes, industry partnerships, business geography shifts, exchange rate volatility, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.  We continue to manage our costs carefully and execute strategies for cost reduction.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition:  We recognize revenue at the time the product is shipped or when the service is delivered.  We have determined that our programming equipment has reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be considered a separate element.  These systems are standard products with published product specifications and are configurable with standard options.  The evidence that these systems could be deemed as accepted was based upon having standardized factory production of the units, results from batteries of tests of product performance to our published specifications, quality inspections and installation standardization, as well as past product operation validation with the customer and the history provided by our installed base of products upon which the current versions were based.

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

Our basic revenue recognition is expected to essentially remain the same as current under the new accounting for revenue recognition standard effective January 1, 2018.  However, we will start to capture and defer contract acquisition costs for contracts in excess of one year.

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

Inventory: Inventories are stated at the lower of cost or net realizable value.  Adjustments are made to standard cost, which approximates actual cost on a first-in, first-out basis.  We estimate reductions to inventory for obsolete, slow-moving, excess and non-salable inventory by reviewing current transactions and forecasted product demand.  We evaluate our inventories on an item by item basis and record inventory adjustments accordingly.  If there is a significant decrease in demand for our products, uncertainty during product line transitions, or a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory adjustments and our gross margin could be adversely affected.

Warranty Accruals:  We accrue for warranty costs based on the expected material and labor costs to fulfill our warranty obligations.  If we experience an increase in warranty claims, which are higher than our historical experience, our gross margin could be adversely affected.

Tax Valuation Allowances:  Given the uncertainty created by our loss history, as well as the ongoing cyclical uncertain economic outlook for our industry and capital and geographic spending, we expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances.  Tax reform related adjustments were recorded in 2017, which impacted the tax valuation allowance.  At the current time, we expect, therefore, that reversals of the tax valuation allowance will take place only as we are able to take advantage of the underlying tax loss or other attributes in carry forward.  The transfer pricing and expense or cost sharing arrangements are complex areas where judgments, such as the determination of arms-length arrangements, can be subject to challenges by different tax jurisdictions.

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

Results of Operations:

Net Sales

Net sales by product line	2017	Change	2016
(in thousands)
Automated programming systems	$27,854	52.4%	$18,274
Non-automated programming systems	6,197	20.6%	5,139
Total programming systems	$34,051	45.4%	$23,413

Net sales by location	2017	Change	2016
(in thousands)
United States	$2,874	(2.1%)	$2,936
% of total	8.4%		12.5%
International	$31,177	52.3%	$20,477
% of total	91.6%		87.5%

Net sales for the year ended December 31, 2017 grew approximately 45% to $34.1 million compared to 2016.  On a regional basis, net sales increased approximately 73% in the Americas, 71% in Europe and 8% in Asia.  Increased use of automation continues to be a trend in the industry and in our business.  On a product basis, sales increased primarily due to sales of our PSV and Roadrunner product families, offset in part, by declines in the PS, FLX, FlashPak and legacy (Unifamily and Sprint) product lines compared to 2016.  Sales increases were driven by demand from OEMs and Programming Centers.

Order bookings were $34.3 million for 2017, up approximately 28% compared to $26.9 million in 2016.  Backlog at December 31, 2017 and 2016 was $4.0 million and $3.2 million, respectively.  Deferred revenue was $1.8 million on December 31, 2017 compared to $1.9 million December 31, 2016.

Gross Margin

	2017	Change	2016
(in thousands)
Gross margin	$20,059	55.9%	$12,868
Percentage of net sales	58.9%		55.0%

Gross margin as a percentage of sales for the year ended December 31, 2017 was 58.9%, compared to 55.0% in 2016.  The improvement  was primarily due to sales volume, which resulted in better fixed factory cost utilization, along with a favorable product mix, a favorable sales channel mix and reduced unfavorable factory variances.

Research and Development

	2017	Change	2016
(in thousands)
Research and development	$6,896	36.2%	$5,065
Percentage of net sales	20.3%		21.6%

Research and development (“R&D”) expense increased $1.8 million for the year ended December 31, 2017 compared to 2016.  The increase was primarily related to higher employee related costs, contract labor, R&D material, incentive and stock based compensation, offset in part by lower recruiting.

We believe it is essential to invest in R&D to significantly enhance our existing products and to create new products as markets develop and technologies change.  In addition to product development, a significant part of R&D spending is on creating software and support for new devices introduced by the semiconductor companies.  We are currently focusing our research and development efforts on strategic growth markets, including automotive electronics and IoT.  We are developing technology to securely program new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers. We delivered new programming technology and automated handling systems for managed and secure programming in the manufacturing environment and extending the capabilities and support for our programmer architecture.  Our R&D spending fluctuates based on the number, type, and the development stage of our product initiatives and projects.

Selling, General and Administrative

	2017	Change	2016
(in thousands)
Selling, general & administrative	$8,116	27.3%	$6,376
Percentage of net sales	23.8%		27.2%

Selling, General and Administrative (“SG&A”) expenses increased $1.7 million for the year ended December 31, 2017 compared to 2016.  The increase was primarily related to higher employee compensation, incentives commissions and benefits as well as higher trade show and marketing costs, offset in part by lower rent, consulting and accounts receivable reserve.

Interest

	2017	Change	2016
(in thousands)
Interest income	$29	(34.1%)	$44

Interest income was lower for the year ended December 31, 2017 compared to 2016, primarily due to lower invested cash balances.

Income Taxes

	2017	Change	2016
(in thousands)
Income tax (expense) benefit	$288	*	($36)
* not meaningful

Income tax (expense) decreased by $324,000 for the year ended December 31, 2017 compared to 2016.   The decrease was primarily a result of the Tax Cuts and Jobs Act of 2017, and we recorded the impact as a $531,000 net benefit in the fourth quarter of 2017.  This was made up of $67,000 of additional tax relating to the “deemed repatriation” of previously deferred foreign subsidiary “post 1986 Earnings & Profits”, and recognizing a tax benefit of $598,000 related to refundable “Alternative Minimum Tax Credits” in carryforward.  This benefit was offset in part by approximately $200,000 of foreign subsidiary income tax and minimal US state income tax.

The effective tax rate differed from the statutory tax rate primarily due to tax reform and its impact on valuation allowances, as well as foreign taxes.  We have a valuation allowance of $6.1 million and $11.2 million as of December 31, 2017 and 2016, respectively.  Our deferred tax assets and valuation allowance have been reduced by approximately $272,000 and $226,000 associated with the requirements of accounting for uncertain tax positions as of December 31, 2017 and 2016, respectively.  Given the uncertainty created by our loss history, as well as the ongoing uncertain economic outlook for our industry as well as capital and geographic spending, we currently expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances.

GAIN ON SALE OF ASSETS

During the years 2017 and 2016, we sold non-core excess internet domain addresses and recorded a non-operating gain of $366,000 net of commissions and $140,000 net of commissions, respectively.  Substantially all of our non-core excess internet domain addresses have been sold.

Inflation and changes in Foreign currency exchange rates

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates of exchange during the year.  We recognized foreign currency transaction gains and (losses) of ($281,000) and $81,000 in 2017 and 2016, respectively.  The transaction gains or losses resulted primarily from translation adjustments to foreign inter-company accounts and U.S. Dollar accounts held by foreign subsidiaries and sales by our German subsidiary to certain customers, which were invoiced in U.S. Dollars.  Because approximately 92% of our sales are to international markets, volatile exchange rates may also impact our competiveness and margins.

Financial Condition:

Liquidity and Capital Resources

	2017	Change	2016
(in thousands)
Working capital	$19,486	$4,913	$14,573

At December 31, 2017, our principal sources of liquidity consisted of existing cash and cash equivalents.  Our working capital increased by $4.9 million for the year ended December 31, 2017 to $19.5 million primarily due to the net income for the year.  Our working capital composition shifted as a result of higher cash collections of accounts receivable and higher accrued liabilities.  Our current ratio was 3.5 and 3.3 for December 31, 2017 and 2016, respectively.

For the year ended December 31, 2017, our cash position increased $7.0 million generally resulting from the same factors above.

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

Share repurchase programs

On February 24, 2016, our Board of Directors approved a share repurchase program with provisions to buy back up to $1 million of our stock during the period from March 2, 2016 through March 31, 2017.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period.  For the year ended December 31, 2016, 80,345 shares of stock were repurchased at an average price of $2.36 for a total of $189,360 plus $1,649 in commissions and charges.  There were no stock repurchases made under this program during the twelve month period ending December 31, 2017.

There were no new stock repurchase programs in effect during the twelve month period ending December 31, 2017.

The following is a summary of the stock repurchase program from March 2, 2016 through December 31, 2016:

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

	Year Ended December 31,
	2017	2016
(in thousands)
Net Income	$5,449	$1,656
Interest (income)	(29)	(44)
Taxes	(288)	36
Depreciation & amortization	822	602
EBITDA earnings	$5,954	$2,250

Equity compensation	714	520
Adjusted EBITDA earnings excluding
equity compensation	$6,668	$2,770

NEW ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (ASU 2016-09), “Improvements to Employee Share-Based Payment Accounting”.  ASU 2016-09 requires excess tax benefits to be recognized in the statement of operations as an income tax expense and is applied prospectively by means of a cumulative-effect adjustment of excess tax benefits from equity in the period of adoption. The standard establishes an alternative practical expedient for estimating the expected term of an award by recognizing the effects of forfeitures in compensation cost when the forfeitures occur. We have continued to estimate forfeitures, and excess tax benefits have not been allocated to equity, as they are all in net operating losses, that have a full valuation allowance.  Adoption of the alternative practical expedient is applied prospectively on an entity-wide basis. The standard requires that amounts paid to a taxing authority on the employee’s behalf as a result of directly withholding shares for tax-withholding purposes are to be presented on a retrospective basis as a financing activity on the statement of cash flows. The standard was adopted effective January 1, 2017 and did not have a material impact on our financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.  In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (ASU 2015-14), deferring the effective date of the new revenue recognition standard by one year and now takes effect for public entities in fiscal years beginning after December 15, 2017.  We expect to adopt the revenue standard as of January 1, 2018 and do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements including the potential impact of the additional disclosures.  We are implementing changes to our accounting policies, internal controls, and disclosures to support the new standard, however, these changes are not expected to be material.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

See pages 27 through 45.

report of Independent REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Data I/O Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Data I/O Corporation (a Washington corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (Schedule II). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2001.

Seattle, Washington

March 28, 2018

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,541	$11,571
Trade accounts receivable, net of allowance for
doubtful accounts of $73 and $96, respectively	3,769	4,725
Inventories	4,168	4,059
Other current assets	708	483
TOTAL CURRENT ASSETS	27,186	20,838

Property, plant and equipment – net	2,458	1,875
Income tax receivable	598	-
Other assets	45	63
TOTAL ASSETS	$30,287	$22,776

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,301	$1,428
Accrued compensation	3,536	2,208
Deferred revenue	1,787	1,926
Other accrued liabilities	858	667
Income taxes payable	218	36
TOTAL CURRENT LIABILITIES	7,700	6,265

Long-term other payables	527	479

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,276,813 shares as of December 31,
2017 and 8,015,746 shares as of December 31, 2016	18,989	19,204
Accumulated earnings (deficit)	2,089	(3,360)
Accumulated other comprehensive income	982	188
TOTAL STOCKHOLDERS’ EQUITY	22,060	16,032
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,287	$22,776

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016

Net Sales	$34,051	$23,413
Cost of goods sold	13,992	10,545
Gross margin	20,059	12,868
Operating expenses:
Research and development	6,896	5,065
Selling, general and administrative	8,116	6,376
Total operating expenses	15,012	11,441
Operating income	5,047	1,427
Non-operating income (expense):
Interest income	29	44
Gain on sale of assets	366	140
Foreign currency transaction gain (loss)	(281)	81
Total non-operating income (expense)	114	265
Income before income taxes	5,161	1,692
Income tax (expense) benefit	288	(36)
Net income	$5,449	$1,656

Basic earnings per share	$0.67	$0.21
Diluted earnings per share	$0.65	$0.20
Weighted-average basic shares	8,149	7,968
Weighted-average diluted shares	8,436	8,132

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2017	2016

Net Income	$5,449	$1,656
Other comprehensive income:
Foreign currency translation gain (loss)	794	(471)
Comprehensive income	$6,243	$1,185

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Accumulated
	Common Stock		Retained	and Other	Total
			Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2015	7,943,720	$19,051	($5,016)	$659	$14,694
Stock options exercised	30,948	(81)	-	-	(81)
Repurchased shares	(80,345)	(191)	-	-	(191)
Stock awards issued, net of tax withholding	118,737	(87)	-	-	(87)
Issuance of stock through: Employee Stock Purchase Plan	2,686	6	-	-	6
Share-based compensation	-	506	-	-	506
Net income	-	-	1,656	-	1,656
Other comprehensive income gain (loss)	-	-	-	(471)	(471)
Balance at December 31, 2016	8,015,746	$19,204	($3,360)	$188	$16,032

Stock options exercised	131,065	(549)			(549)
Repurchased shares	-	-			-
Stock awards issued, net of tax withholding	128,262	(401)	-	-	(401)
Issuance of stock through: Employee Stock Purchase Plan	1,740	12	-	-	12
Share-based compensation	-	723	-	-	723
Net income	-	-	5,449	-	5,449
Other comprehensive income gain (loss)	-	-	-	794	794
Balance at December 31, 2017	8,276,813	$18,989	$2,089	$982	$22,060

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,449	$1,656
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	822	602
Gain on sale of assets	(366)	(140)
Equipment transferred to cost of goods sold	749	882
Share-based compensation	714	520
Net change in:
Trade accounts receivable	1,215	(2,051)
Inventories	59	(452)
Other current assets	(198)	73
Accounts payable and accrued liabilities	1,520	869
Deferred revenue	(247)	951
Other long-term liabilities	(11)	48
Deposits and other long-term assets	(580)	-
Net cash provided by (used in) operating activities	9,126	2,958

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(2,154)	(2,122)
Net proceeds from sale of assets	366	140
Cash provided by (used in) investing activities	(1,788)	(1,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from issuance of common stock, less payments
for shares withheld to cover tax	(939)	(163)
Repurchase of common stock	-	(191)
Cash provided by (used in) financing activities	(939)	(354)
Increase in cash and cash equivalents	6,399	622

Effects of exchange rate changes on cash	571	(319)
Cash and cash equivalents at beginning of period	11,571	11,268
Cash and cash equivalents at end of period	$18,541	$11,571

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$127	$7

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

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of 90 days or less are considered cash equivalents.  We maintain our cash and cash equivalents with major financial institutions in the United States of America, which are insured by the Federal Deposit Insurance Corporation (FDIC), and foreign jurisdictions.  Deposits in U.S. banks exceed the FDIC insurance limit.  We have not experienced any losses on our cash and cash equivalents.  Cash and cash equivalents held in foreign bank accounts, primarily China, Germany and Canada, totaled (in millions) $6.2 at December 31, 2017 and $5.6 at December 31, 2016.

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

Inventories

Inventories are stated at the lower of cost or net realizable value with cost being the currently adjusted standard cost, which approximates cost on a first-in, first-out basis.  We estimate changes to inventory for obsolete, slow-moving, excess and non-salable inventory by reviewing current transactions and forecasted product demand.  We evaluate our inventories on an item by item basis and record an adjustment (lower of cost or market) accordingly.

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

We regularly review all of our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded.  Based on this evaluation, no impairment was noted for property, plant and equipment for the years ended December 31, 2017 and 2016.

Patent Costs

We expense external costs, such as filing fees and associated attorney fees, incurred to obtain initial patents, but capitalize patents obtained through acquisition as intangible assets. We also expense costs associated with maintaining and defending patents subsequent to their issuance.

Income Taxes

Income taxes are computed at current enacted tax rates, less tax credits using the asset and liability method.  Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities.  Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, and any changes in the valuation allowance caused by a change in judgment about the reliability of the related deferred tax assets.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.  Tax reform and the effect of the “Deemed Repatriation” have been included in our 2017 financial statements.

Share-Based Compensation

All stock-based compensation awards are measured based on estimated fair values on the date of grant and recognized as compensation expense on the straight-line single-option method.  Our share-based compensation is reduced for estimated forfeitures at the time of grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.

Revenue Recognition

We recognize revenue at the time the product is shipped or when the service is delivered.  We have determined that our programming equipment has reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be considered a separate element.  These systems are standard products with published product specifications and are configurable with standard options.  The evidence that these systems could be deemed as accepted was based upon having standardized factory production of the units, results from batteries of tests of product performance to our published specifications, quality inspections and installation standardization, as well as past product operation validation with the customer and the history provided by our installed base of products upon which the current versions were based.

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

Sales were recorded net of actual sales returns and changes to the associated sales return reserve.  Sales return reserves were $80,000 and $50,000 at December 31, 2017 and 2016, respectively.

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

Advertising Expense

Advertising costs are expensed as incurred.  Total advertising expenses were approximately $154,000 and $108,000 in 2017 and 2016, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share exclude any dilutive effects of stock options.  Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period.  The common stock equivalent shares from equity awards used in calculating diluted earnings per share were 287,000 and 164,000 for the years ended December 31, 2017 and 2016, respectively.  Options to purchase 12,603 and 117,352 shares of common stock were outstanding as of December 31, 2017 and 2016, respectively, but were excluded from the computation of diluted EPS for the period then ended because the options were anti-dilutive.

Diversification of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables.  Our trade receivables are geographically dispersed and include customers in many different industries.  As of December 31, 2017, one customer, Data Copy Limited, our distributor in China, accounted for greater than 10% of our consolidated accounts receivable balance at December 31, 2017.  Our consolidated accounts receivable balance as of December 31, 2017 and 2016 includes foreign accounts receivable in the functional currency of our foreign subsidiaries amounting to $1,228,000 and $2,554,000, respectively.  We generally do business with our foreign distributors in U.S. Dollars.  We believe that risk of loss is significantly reduced due to the diversity of our end-customers and geographic sales areas.  We perform on-going credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, or prepayment whenever deemed necessary.

New Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (ASU 2016-09), “Improvements to Employee Share-Based Payment Accounting”.  ASU 2016-09 requires excess tax benefits to be recognized in the statement of operations as an income tax expense and is applied prospectively by means of a cumulative-effect adjustment of excess tax benefits from equity in the period of adoption. The standard establishes an alternative practical expedient for estimating the expected term of an award by recognizing the effects of forfeitures in compensation cost when the forfeitures occur. We have continued to estimate forfeitures, and excess tax benefits have not been allocated to equity, as they are all in net operating losses, that have a full valuation allowance.  Adoption of the alternative practical expedient is applied prospectively on an entity-wide basis. The standard requires that amounts paid to a taxing authority on the employee’s behalf as a result of directly withholding shares for tax-withholding purposes are to be presented on a retrospective basis as a financing activity on the statement of cash flows. The standard was adopted effective beginning January 1, 2017 and did not have a material impact on our financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.  In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (ASU 2015-14), deferring the effective date of the new revenue recognition standard by one year and now takes effect for public entities in fiscal years beginning after December 15, 2017.  We expect to adopt the revenue standard as of January 1, 2018 and do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements including the potential impact of the additional disclosures.  We are implementing changes to our accounting policies, internal controls, and disclosures to support the new standard, however, these changes are not expected to be material.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

	December 31, 2017	December 31, 2016
(in thousands)
Trade accounts receivable	$3,842	$4,821
Less allowance for doubtful receivables	73	96
Trade accounts receivable, net	$3,769	$4,725

Changes in Data I/O’s allowance for doubtful accounts are as follow:
	December 31, 2017	December 31, 2016
(in thousands)
Beginning balance	$96	$43
Bad debt expense (reversal)	(24)	55
Accounts written-off	-	(2)
Recoveries	1	-
Ending balance	$73	$96

NOTE 3– INVENTORIES

	December 31, 2017	December 31, 2016
(in thousands)
Raw material	$2,392	$2,402
Work-in-process	1,091	1,226
Finished goods	685	431
Inventories	$4,168	$4,059

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2017	December 31, 2016
(in thousands)
Leasehold improvements	$416	$376
Equipment	5,279	4,449
Sales demonstration equipment	1,315	1,158
	7,010	5,983
Less accumulated depreciation	4,552	4,108
Property and equipment, net	$2,458	$1,875

Total depreciation expense recorded for 2017 and 2016 was $822,000 and $602,000, respectively.

NOTE 5 – INCOME TAX RECEIVABLE

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law, making significant changes to the Internal Revenue Code.  Changes include the repeal of corporate Alternative Minimum Tax (AMT) for tax years after December 31, 2017.  As a result, we have recorded a long-term income tax receivable of $598,000 for the refundable AMT credits net of sequestration.

NOTE 6 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	December 31, 2017	December 31, 2016
(in thousands)
Product warranty	$530	$371
Sales return reserve	80	50
Other taxes	109	149
Other	139	97
Other accrued liabilities	$858	$667

The changes in our product warranty liability for the year ending December 31, 2017 are follows:

December 31, 2017
(in thousands)
Liability, beginning balance	$371
Net expenses	941
Warranty claims	(941)
Accrual revisions	159
Liability, ending balance	$530

NOTE 7 –OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2018	$922
2019	946
2020	933
2021	759
2022	232
Thereafter	-
Total	$3,792

Lease and rental expense was $862,000 and $927,000 in 2017 and 2016, respectively.  Rent expense is recorded on a straight line basis, over the term of the lease, for leases that contain fixed escalation clauses.

During the third quarter of 2017, we amended our lease agreement for the Redmond, Washington headquarters facility effective September 12, 2017, extending the lease to July 31, 2022, waiving a potential space give back provision and receiving lease inducement incentives.  Previously on June 8, 2015 the lease had been amended to relocate our headquarters to a nearby building and lower the square footage to approximately 20,460.  The lease base annual rental payments during 2017 and 2016 were approximately $303,000 and $200,000, respectively.

In addition to the Redmond facility, approximately 24,000 square feet is leased at two foreign locations, including our sales, service, operations and engineering office located in Shanghai, China, and our German sales, service and engineering office located near Munich, Germany.

We signed a lease agreement effective November 1, 2015 that extends through October 31, 2021 for a new facility located in Shanghai, China which we moved into during the first quarter of 2016.  The new lease approximately doubled our space to 19,400 square feet at approximately 54% of the prior lease rental rate.  The lease base annual rental payments during 2017 and 2016 were approximately $276,000 and $233,000, respectively.

During the fourth quarter of 2016, we signed a lease agreement for a new facility located near Munich, Germany which was effective March 1, 2017 and extends through February 28, 2022.  The new lease slightly increased our space to 4,895 square feet at approximately the same cost per square foot as the prior lease.  The lease base annual rental payments during 2017 and 2016 were approximately $64,000 and $61,000, respectively.

NOTE 8 –OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At December 31, 2017, the purchase commitments and other obligations totaled $1,962,000 of which all but $12,000 are expected to be paid over the next twelve months.

NOTE 9 – CONTINGENCIES

As of December 31, 2017, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 10 – STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2017, there were 244,861 shares available for future grant under Data I/O Corporation 2000 Stock Compensation Incentive Plan (“2000 Plan”).  At December 31, 2017 there were shares of Common Stock reserved for issuance consisting of 605,850 under the 2000 plan.  Pursuant to this 2000 Plan, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years.  Options granted under the plans have a maximum term of six years from the date of grant.  Stock awards are also granted under the 2000 Plan which generally vest over four years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of our Common Stock at six-month intervals at 95% of the fair market value on the last day of each six-month period.  Employees may purchase shares having a value not exceeding ten percent of their gross compensation during an offering period.  During 2017 and 2016, a total of 1,740 and 2,686 shares, respectively, were purchased under the plan at average prices of $5.78 and $2.63 per share, respectively.  At December 31, 2017, a total of 51,947 shares were reserved for future issuance.

Stock Appreciation Rights Plan

We have a Stock Appreciation Rights (“SAR”) Plan under which each director, executive officer or holder of 10% or more of our Common Stock has a SAR with respect to each exercisable stock option.  The SAR entitles the SAR holder to receive cash from us for the difference between the market value of the stock and the exercise price of the option in lieu of exercising the related option.  SARs are only exercisable following a tender offer or exchange offer for our stock, or following approval by shareholders of Data I/O of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than 50% of the common shares outstanding.  As no event has occurred, which would make the SARs exercisable, and no such event is deemed probable, no compensation expense has been recorded under this plan.  At December 31, 2017 there were 40,000 SARs outstanding.

Director Fee Plan

We have a Director Fee Plan available to compensate directors who are not employees of Data I/O Corporation with equity.  No shares were issued from the plan for 2017 or 2016 board service and 151,322 shares remain available in the plan as of December 31, 2017.

Retirement Savings Plan

We have a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  Under the plan, participating U.S. employees may defer their pre-tax salary or post-tax salary if Roth is elected, subject to IRS limitations.  In fiscal years 2017 and 2016, we contributed one dollar for each dollar contributed by a participant, with a maximum contribution of four percent of a participant’s eligible earnings.  Our matching contribution expense for the savings plan, net of forfeitures, was approximately $232,000 and $129,000 in 2017 and 2016, respectively.  Employer matching contributions owed to the plan were $251,000 and $181,000 at December 31, 2017 and 2016, respectively.

NOTE 11– SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.  The impact on our results of operations of recording share-based compensation for the year ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31,
	2017	2016
(in thousands)
Cost of goods sold	$18	$13
Research and development	164	106
Selling, general and administrative	532	401
Total share-based compensation	$714	$520

An immaterial amount of share-based compensation was capitalized into inventory as overhead for the years ended December 31, 2017 and 2016, respectively.

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

	Employee Stock
	Options
	2017	2016

Risk-free interest rates	1.72%	N/A
Volatility factors	0.62	N/A
Expected life of the option in years	4.0	N/A
Expected dividend yield	None	N/A

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

The following table summarizes stock option activity under our stock option plans for the twelve months ended December 31:

	2017			2016
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years

Outstanding at beginning of year	376,000	$2.95		574,000	$2.97
Granted	25,000	8.03		-	0.00
Exercised	(346,000)	2.83		(130,000)	2.38
Cancelled, Expired or
Forfeited	(15,000)	6.01		(68,000)	4.25
Outstanding at end of year	40,000	$6.10	3.60	376,000	$2.95	1.67

Vested or expected to vest at the end of the period	34,460	$5.79	3.29	375,055	$2.96	1.67
Exercisable at end of year	16,563	$3.37	0.91	357,250	$3.00	1.62

The aggregate intrinsic value of outstanding options is $242,553.  This represents the total pretax intrinsic value, based on the closing stock price of $12.04 at December 31, 2017, which would have been received by award holders had all award holders exercised their stock options that were in-the-money as of that date.  The aggregate intrinsic value of awards exercised during the twelve month period ended December 31, 2017 was $1,730,249.

Restricted stock award including performance-based stock award activity under our share-based compensation plan was as follows:

	2017		2016
	Awards	Weighted - Average Grant Date Fair Value	Awards	Weighted - Average Grant Date Fair Value
Outstanding at beginning of year	464,850	$2.78	389,100	$2.86
Granted	287,600	7.29	227,100	2.61
Vested	(181,725)	2.72	(148,100)	2.72
Cancelled	(4,875)	3.06	(3,250)	2.73
Outstanding at end of year	565,850	$5.09	464,850	$2.78

The remaining unamortized expected future compensation expense and remaining amortization period associated with unvested option grants and restricted stock awards are:

	December 31, 2017	December 31, 2016

Unamortized future compensation expense	$2,560,844	$1,093,144
Remaining weighted average amortization period in years	2.98	2.53

NOTE 12 – SHARE REPURCHASE PROGRAMS

On February 24, 2016, our Board of Directors approved a share repurchase program with provisions to buy back up to $1 million of our stock during the period from March 2, 2016 through March 31, 2017.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period.  For the year ended December 31, 2016, 80,345 shares of stock have been repurchased at an average price of $2.36 for a total of $189,360 plus $1,649 in commissions and charges.  There were no stock repurchases made under this program during the twelve month period ending December 31, 2017.

There were no new stock repurchase programs in effect during the twelve month period ending December 31, 2017.

The following is a summary of the stock repurchase program from March 2, 2016 through December 31, 2016:

Repurchases by Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program

March 2016	42,515	$2.26	42,515	$903,161
April 2016	8,480	$2.35	8,480	$883,064
May 2016	7,650	$2.52	7,650	$863,602
June 2016	15,200	$2.45	15,200	$826,078
July 2016	6,500	$2.61	6,500	$808,991
Total	80,345	$2.36	80,345

NOTE 13– INCOME TAXES

Components of income (loss) before taxes:

	Year Ended December 31,
(in thousands)	2017	2016
U.S. operations	$3,817	$1,401
Foreign operations	1,344	291
Total income (loss) before taxes	$5,161	$1,692

Income tax expense (benefit) consists of:

(in thousands)	Year Ended December 31,
Current tax expense (benefit)	2017	2016
U.S. federal	($494)	$25
State	8	6
Foreign	198	5
	(288)	36
Deferred tax expense (benefit) – U.S. federal	-	-
Total income tax expense (benefit)	($288)	$36

A reconciliation of our effective income tax and the U.S. federal tax rate is as follows:

	Year Ended December 31,
	2017	2016
(in thousands)
Statutory tax	$1,755	$575
State and foreign income tax, net of federal income tax benefit	83	259
Valuation allowance for deferred tax assets	(4,800)	(603)
Federal rate change	2,979	-
Foreign sourced deemed dividend income	1,145	-
Stock based compensation	(970)	(184)
AMT credit refund	(494)	-
Other	14	(11)
Total income tax expense (benefit)	($288)	$36

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below:

	Year Ended December 31,
	2017	2016
(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$11	$17
Inventory and product return reserves	406	632
Compensation accruals	1,233	1,726
Accrued liabilities	236	524
Book-over-tax depreciation and amortization	33	93
Foreign net operating loss carryforwards	133	550
U.S. net operating loss carryforwards	2,761	6,419
U.S. credit carryforwards	2,017	1,287
	6,830	11,248

Valuation Allowance	(6,830)	(11,248)
Total Deferred Income Tax Assets	$ -	$ -

The valuation allowance for deferred tax assets decreased $4,418,000 and 421,000 during the years ended December 31, 2017 and 2016, respectively.  The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding our ability to utilize such assets in future years.  This full valuation allowance evaluation is based upon our volatile history of losses and the cyclical nature of our industry and capital spending.  Credit carryforwards consist primarily of research and experimental and foreign tax credits.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code.  We have completed our accounting for the effects of the Act during the period ending December 31, 2017.  The changes that impact our 2017 financial statements include: a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, the repeal of corporate Alternative Minimum Tax (AMT) for tax years after December 31, 2017, and a one-time tax on the mandatory deemed repatriation of cumulative foreign earnings of “post 1986 Earnings & Profits”.  We have computed our provision for income taxes in accordance with the Act and guidance available as of the date of this filing and as a result have recorded a net tax benefit of $531,000 on our income statement in the fourth quarter of 2017, the period in which the legislation was enacted, made up of $67,000 of additional tax relating to the “deemed repatriation” and recognizing a tax benefit of $598,000 related to refundable “Alternative Minimum Tax Credits” in carryforward. We have estimated that the deemed repatriation tax will result in the utilization of $3.4 million of net operating loss carryforwards against which we maintain a corresponding valuation allowance.

As a result of the corporate income tax rate reduction from 34% to 21%, we have revalued our net deferred tax assets at December 31, 2017, which resulted in a decrease of the net deferred tax assets and corresponding valuation allowance balance of $3.0 million.

U.S. net operating loss carryforwards are $13,147,000 at December 31, 2017 with expiration years from 2022 to 2034.  Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

The gross changes in uncertain tax positions resulting in unrecognized tax benefits are presented below:

	Year Ended December 31,
	2017	2016
(in thousands)
Unrecognized tax benefits, opening balance	$226	$210
Prior period tax position increases	10	-
Additions based on tax positions related to current year	36	16
Unrecognized tax benefits, ending balance	$272	$226

Historically, we have incurred minimal interest expense and no penalties associated with tax matters.  We have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

Tax years that remain open for examination include 2014, 2015, 2016 and 2017 in the United States of America.  In addition, various tax years from 2000 to 2013 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

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

The following tables provide summary operating information by geographic area:

	Year Ended December 31,
(in thousands)	2017	2016
Net sales:
U.S.	$2,874	$2,936
Europe	14,899	8,730
Rest of World	16,278	11,747
	$34,051	$23,413

Included in Europe and Rest of World net sales are
the following significant balances:

Germany	$7,982	$4,482
China	$5,865	$3,824

Operating income:
U.S.	$499	$669
Europe	2,171	132
Rest of World	2,377	626
	$5,047	$1,427

Identifiable assets:
U.S.	$18,340	$11,346
Europe	5,001	4,993
Rest of World	6,946	6,437
	$30,287	$22,776

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this assessment our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

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

Item 9B._Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the Registrant’s directors is set forth under “Election of Directors” in our Proxy Statement relating to our annual meeting of shareholders to be held on May 21, 2018 and is incorporated herein by reference.  Such Proxy Statement will be filed within 120 days of our year-end.  Information regarding the Registrant’s executive officers is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.”

Code of Ethics

We have adopted a Code of Ethics that applies to all directors, officers and employees of Data I/O, including the Chief Executive Officer and Chief Financial Officer.  The key principles of the Code of Ethics are to act legally and with integrity in all work for Data I/O.  The Code of Ethics is posted on the corporate governance page of our website http://www.dataio.com/Company/InvestorRelations/CorporateGovernance.aspx.  We will post any amendments to our Code of Ethics on our website.  In the unlikely event that the Board of Directors approves any sort of waiver to the Code of Ethics for our executive officers or directors, information concerning such waiver will also be posted on our website.  In addition to posting information regarding amendments and waivers on our website, the same information will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by Nasdaq’s rules.

Item 11.  Executive Compensation

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 21, 2018 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Executive Compensation.”  Such Proxy Statement will be filed within 120 days of our year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 21, 2018 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Voting Securities and Principal Holders.”  Such Proxy Statement will be filed within 120 days of our year end.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2017.  See Notes 10 and 11 of “Notes to Consolidated Financial Statements.”

	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted–average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by the security holders (1) (2)	40,630	$6.17	296,178
Equity compensation plans not approved by the security holders	-	$0.00	-
Total	40,630	$6.17	296,178

(1)    Represents shares of our Common Stock issuable pursuant to the Data I/O Corporation 2000 Stock Incentive Compensation Plan, 1982 Employee Stock Purchase Plan and 1996 Director Fee Plan.  Table excludes unvested restricted stock awards of 565,850 from the 2000 Plan.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2018 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14._ Principal Accounting Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Principal Accountant’s Fees and Services” in the Proxy Statement relating to our annual meeting of shareholders to be held on May 21, 2018.  Such Proxy Statement will be filed within 120 days of our year-end.

PART IV

Item 15. Exhibits, Financial Statement Schedules
Executive Compensation Plans and Arrangements

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.5.
(2)	Data I/O Corporation Tax Deferral Retirement Plan and Trust with Great West Financial (formerly Orchard Trust Company). See Exhibits 10.15, 10.16, 10.17, 10.30 and 10.31.
(3)	Summary of Amended and Restated Management Incentive Compensation Plan. See Exhibit 10.2.
(4)	Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.
(5)	Amended and Restated Executive Agreements. See Exhibit 10.8, 10.20, and 10.23.
(6)	1996 Director Fee Plan. See Exhibit 10.4.
(7)	Data I/O Corporation 2000 Stock Compensation Incentive Plan. See Exhibit 10.6, 10.11, 10.22 and 10.26.
(8)	Form of Option Agreement. See Exhibit 10.7
(9)	Form of Indemnification Agreement. See Exhibit 10.18.
(10)	Letter Agreement with Anthony Ambrose. See Exhibit 10.21.
(11)	Letter Agreement with Rajeev Gulati. See Exhibit 10.24.
(12)	Form of Restricted Stock Agreement. See Exhibit 10.12.
(13)	Letter Agreement with Joel S. Hatlen. See Exhibit 10.28.
(14)	Form of Executive Agreement. See Exhibit 10.27.
(15)	Form of Restricted Stock Unit Award Agreement. See Exhibit 10.25.
(a)		List of Documents Filed as Part of This Report:			Page
	(1)	Index to Financial Statements:
			Report of Independent Registered Public Accounting Firm		27
			Consolidated Balance Sheets as of December 31, 2017 and 2016		28
			Consolidated Statements of Operations for each of the two years ended December 31, 2017 and December 31, 2016		29
			Consolidated Statements of Comprehensive Income (Loss) for each of the two years ended December 31, 2017 and December 31, 2016		30
			Consolidated Statements of Stockholders’ Equity for each of the two years ended December 31, 2017 and December 31, 2016		31
			Consolidated Statements of Cash Flows for each of the two years ended December 31, 2017 and December 31, 2016		32
			Notes to Consolidated Financial Statements		33
	(2)	Index to Financial Statement Schedules:
			Schedule II – Consolidated Valuation and Qualifying Accounts		54
All other schedules not listed above have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.
	(3)	Index to Exhibits:
		3	Articles of Incorporation:
3.1

Data I/O’s restated Articles of Incorporation filed November 2, 1987 (Incorporated by reference to Exhibit 3.1 of Data I/O’s 1987 Annual Report on Form 10-K (File No. 0-10394) and attached as a PDF to exhibit 3.1 in our 2017 Annual Report on Form 10-K).

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
10.1

Amended and Restated 1983 Stock Appreciation Rights Plan dated February 3, 1993 (Incorporated by reference to Exhibit 10.23 of Data I/O’s 1992 Annual Report on Form 10-K (File No. 0-10394) and attached as a PDF to exhibit 10.1 in our 2017 Annual Report on Form 10-K).

	10.2	Amended and Restated Management Incentive Compensation Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.25 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).
	10.3	Amended and Restated Performance Bonus Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.26 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).
	10.4	Amended and Restated Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.32 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).
	10.5	Amended and Restated 1982 Employee Stock Purchase Plan dated May 16, 2003 (Incorporated by reference to Data I/O's 2003 Proxy Statement dated March 31,2003).
	10.6	Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan dated May 24, 2006 (Incorporated by reference to Data I/O’s 2006 Proxy Statement dated April 6, 2006).
	10.7	Form of Option Agreement (Incorporated by reference to Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).
	10.8	Amended and Restated Executive Agreement with Joel S. Hatlen dated December 31, 2011 (Incorporated by reference to Data I/O’s 2011 Annual Report on Form 10K (File No. 0-10394)).
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
10.19

Asset Purchase Agreement dated April 29, 2011, with the Miller Trust, for acquisition of Software Technology (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed May 3, 2011 with portions omitted pursuant to a confidential treatment request, and by reference to Data I/O's Form 10-Q filed April 3, 2012, which included the redacted portions that had been made in the original Form 8-K filing).

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
10.32

Negotiation Protocol for the Purchase of Data I/O’s PSV7000, a supply agreement executed July 20, 2016, between Data I/O Corporation and Bosch Car Multimedia Group (Incorporated by reference to Exhibit 10.31 of Data I/O’s September 30, 2016 Quarterly Report on Form 10-Q (File No.0-10394)). (Portions of this exhibit have been omitted based on confidential treatment granted by the SEC. The omitted portions of these exhibits have been filed separately with the SEC. The registrant undertakes to furnish on a supplemental basis a copy of any omitted schedules to the Securities and Exchange Commission upon request.)

10.33

Standstill and Voting Agreement, dated as of July 13, 2016, by and among Data I/O Corporation, David Kanen and Kanen Wealth Management LLC (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on July 14, 2016).

10.34

Fifth Amendment to Lease, between Data I/O Corporation and BRE WA OFFICE OWNER LLC, made as of September 12, 2017 (Incorporated by reference to Data I/O’s September 30, 2017 Quarterly Report on Form 10-Q (File No. 0-10394)).

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

                                                                                                           DATA I/O CORPORATION

                                                                                                                              (REGISTRANT)

DATED:   March 28, 2018                                                                    By: /s/Anthony Ambrose

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

                             NAME & DATE                                                                         TITLE

                             By: /s/Anthony Ambrose________  March 28, 2018             President and Chief Executive Officer

                                   Anthony Ambrose                                                             (Principal Executive Officer), Director

                             By: /s/Joel S. Hatlen____________  March 28, 2018             Chief Operating and Financial Officer

                                    Joel S. Hatlen                                                                    Vice President

                                                                                                                              Secretary, Treasurer

(Principal Financial and Accounting Officer)

By: /s/Douglas W. Brown_______ _ March 28, 2018            Director

Douglas W. Brown

By: /s/Brian T. Crowley_______ ___ March 28, 2018            Director

Brian T. Crowley

                             By: /s/Alan B. Howe____________ _ March 28, 2018              Director

                                   Alan B. Howe

                             By: /s/Mark J. Gallenberger_______ March 28, 2018            Director

                                   Mark J. Gallenberger

DATA I/O CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Deductions-Describe		Balance at End of Period
(in thousands)
Year Ended December 31, 2016:
Allowance for bad debts	$43	$55	($2)	(1)	$96

Year Ended December 31, 2017:
Allowance for bad debts	$96	($24)	$1	(1)	$73

(1) Uncollectable accounts
written off, net of recoveries