Form 10-Q
period 2018-03-31
DATA I/O CORP
filed 2018-05-11
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Shares of Common Stock, no par value, outstanding as of May 1, 2018:

8,295,026

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	March 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,816	$18,541
Trade accounts receivable, net of allowance for
doubtful accounts of $83 and $73, respectively	4,423	3,769
Inventories	3,959	4,168
Other current assets	435	708
TOTAL CURRENT ASSETS	25,633	27,186

Property, plant and equipment – net	2,419	2,458
Income tax receivable	598	598
Other assets	220	45
TOTAL ASSETS	$28,870	$30,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,369	$1,301
Accrued compensation	1,540	3,536
Deferred revenue	1,718	1,787
Other accrued liabilities	934	858
Income taxes payable	174	218
TOTAL CURRENT LIABILITIES	5,735	7,700

Long-term other payables	472	527

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,295,026 shares as of March 31,
2018 and 8,276,813 shares as of December 31, 2017	19,161	18,989
Accumulated earnings	2,219	2,089
Accumulated other comprehensive income	1,283	982
TOTAL STOCKHOLDERS’ EQUITY	22,663	22,060
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,870	$30,287

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Net sales	$7,629	$7,224
Cost of goods sold	3,213	3,057
Gross margin	4,416	4,167
Operating expenses:
Research and development	1,879	1,545
Selling, general and administrative	2,193	1,818
Total operating expenses	4,072	3,363
Operating income	344	804
Non-operating income (expense):
Interest income	7	8
Gain on sale of assets	-	211
Foreign currency transaction gain (loss)	(176)	(32)
Total non-operating income (loss)	(169)	187
Income before income taxes	175	991
Income tax (expense)	(45)	(12)
Net income	$130	$979

Basic earnings per share	$0.02	$0.12
Diluted earnings per share	$0.02	$0.12
Weighted-average basic shares	8,287	8,031
Weighted-average diluted shares	8,542	8,327

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017

Net income	$130	$979
Other comprehensive income:
Foreign currency translation gain	301	82
Comprehensive income	$431	$1,061

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$130	$979
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	230	164
Gain on sale of assets	-	(211)
Equipment transferred to cost of goods sold	146	116
Share-based compensation	177	97
Net change in:
Trade accounts receivable	(620)	(547)
Inventories	272	(331)
Other current assets	110	(55)
Accounts payable and accrued liabilities	(1,925)	(503)
Deferred revenue	(139)	(522)
Other long-term liabilities	(12)	(17)
Deposits and other long-term assets	-	-
Net cash provided by (used in) operating activities	(1,631)	(830)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(338)	(403)
Net proceeds from sale of assets	-	211
Cash provided by (used in) investing activities	(338)	(192)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from issuance of common stock, less payments
for shares withheld to cover tax	(5)	(95)
Repurchase of common stock	-	-
Cash provided by (used in) financing activities	(5)	(95)
Increase (decrease) in cash and cash equivalents	(1,974)	(1,117)

Effects of exchange rate changes on cash	249	59
Cash and cash equivalents at beginning of period	18,541	11,571
Cash and cash equivalents at end of period	$16,816	$10,513

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$90	$30
See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of March 31, 2018 and December 31, 2017 and for each of the three month periods ended March 31, 2018 and March 31, 2017 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2017.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue (“Topic 606”): Revenue from Contracts with Customers, using the using the modified retrospective method. Topic 606 provides a single, principles-based five-step model to be applied to all contracts with customers.  It generally provides for the recognition of revenue in an amount that reflects the consideration to which the Company expects to be entitled, net of allowances for estimated returns, discounts or sales incentives, as well as taxes collected from customers when control over the promised goods or services are transferred to the customer.  For incremental contract acquisition costs, the Company has elected the practical expedient to capitalize and amortize incremental costs for obtaining contracts, primarily sales commissions, with terms that exceed one year.

Our basic revenue recognition remains essentially the same as it was in 2017, but we have modified our policies and processes to be able to identify and properly defer contract acquisition costs.  The adoption of Topic 606 did not have a material impact on our financial results for the three month period ending March 31, 2018.

We generally recognize revenue at the time the product is shipped or when the service is delivered.  The revenue related to products requiring installation that is perfunctory is generally recognized at the time of shipment.  Installation that is considered perfunctory includes any installation that can be performed by other parties, such as distributors, other vendors, or the customers themselves.  This takes into account the complexity, skill and training needed as well as customer expectations regarding installation.  Contracts requiring acceptance are recognized when acceptance is received.

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

We enter into multiple deliverable arrangements that arise during the sale of a system that includes an installation component, a service and support component and a software maintenance component.  We allocate the value of each element based on relative selling prices.  Relative selling price is based on the selling price of the standalone system.  For the installation and service and support components, we use the standard compensation provided as a discount to distributors or as additional commission to our representative partners who perform these components.  For software maintenance components, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is generally recognized on the system sale based on shipping terms, installation revenue is recognized after the installation is performed, and hardware service and support and software maintenance revenue is recognized ratably over the term of the agreement, typically one year.

When we sell software separately, we recognize software revenue upon shipment, provided that only inconsequential obligations remain on our part and substantive acceptance conditions, if any, have been met.

We establish a reserve for sales returns based on historical trends in product returns and estimates for new items.

We transfer certain products out of service from their internal use and make them available for sale.  The products transferred are our standard products and typically are: service loaners, rental or test systems; engineering test systems; or sales demonstration systems.  Once transferred, the systems get sold by our regular sales channels as used inventory.  These systems often involve refurbishing and an equipment warranty, and are conducted as sales in our normal and ordinary course of business.  The transfer amount is the system’s net book value and the sale transaction is accounted for as revenue and cost of goods sold.

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

Income Tax

Penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.  We did not incur any interest or penalties associated with tax matters during the three months ended March 31, 2018.

We have incurred net operating losses in certain past years.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and cyclical capital spending, we have limited the recognition of net deferred tax assets associated with our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.  We will continue to analyze the level of valuation allowance in future periods.  There were $278,000 and $272,000 of unrecognized tax benefits related to uncertain tax positions and a corresponding valuation allowance as of March 31, 2018 and December 31, 2017, respectively.

Tax years that remain open for examination include 2014 through 2018 in the United States of America.  In addition, tax years from 2000 to 2013 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02).  ASU 2016-02 requires lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. Early adoption of the standard is allowed. The standard becomes effective beginning January 1, 2019.  We are in the process of evaluating the impact of adoption on our consolidated financial statements.  Our leases include facilities in Redmond, Washington, Shanghai and Munich areas as well as a small amount of office equipment and automobiles.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.  In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (ASU 2015-14), deferring the effective date of the new revenue recognition standard by one year and now takes effect for public entities in fiscal years beginning after December 15, 2017.  We have adopted the revenue standard as of January 1, 2018, which did not have a material impact on our consolidated financial statements.  We have implemented changes to our accounting policies, internal controls, and disclosures to support the new standard, however, these changes were not material.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	March 31, 2018	December 31, 2017
(in thousands)
Raw material	$2,356	$2,392
Work-in-process	1,159	1,091
Finished goods	444	685
Inventories	$3,959	$4,168

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	March 31, 2018	December 31, 2017
(in thousands)
Leasehold improvements	$427	$416
Equipment	5,354	5,279
Sales demonstration equipment	1,434	1,315
	7,215	7,010
Less accumulated depreciation	4,796	4,552
Property and equipment, net	$2,419	$2,458

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	March 31, 2018	December 31, 2017
(in thousands)
Product warranty	$535	$530
Sales return reserve	99	80
Other taxes	130	109
Other	170	139
Other accrued liabilities	$934	$858

 The changes in our product warranty liability for the three months ending March 31, 2018 were as follows:

March 31, 2018
(in thousands)
Liability, beginning balance	$530
Net expenses	252
Warranty claims	(252)
Accrual revisions	5
Liability, ending balance	$535

NOTE 5 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

Operating Leases
(in thousands)
2018 (remaining)	$701
2019	959
2020	946
2021	770
2022	233
Thereafter	-
Total	$3,609

During the third quarter of 2017, we amended our lease agreement for the Redmond, Washington headquarters facility effective September 12, 2017, which extended the lease to July 31, 2022, waived a potential space give back provision and provided for lease inducement incentives.  Previously on June 8, 2015 the lease was amended to relocate our headquarters to a nearby building and lower the square footage to approximately 20,460.

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

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At March 31, 2018, the purchase commitments and other obligations totaled $984,000 of which all but $29,000 are expected to be paid over the next twelve months.

NOTE 7 – CONTINGENCIES

As of March 31, 2018, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	Mar. 31, 2018	Mar. 31, 2017
(in thousands except per share data)
Numerator for basic and diluted
earnings per share:
Net income	$130	$979

Denominator for basic
earnings per share:
Weighted-average shares	8,287	8,031

Employee stock options and awards	255	296

Denominator for diluted
earnings per share:
Adjusted weighted-average shares &
assumed conversions of stock options	8,542	8,327

Basic and diluted
earnings per share:
Total basic earnings per share	$0.02	$0.12
Total diluted earnings per share	$0.02	$0.12

Options to purchase 25,000 and 90,000 shares were outstanding as of March 31, 2018 and 2017, respectively, but were excluded from the computation of diluted earnings (loss) per share for the periods then ended because the options were anti-dilutive.

NOTE 9 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense, reduced by estimated forfeitures, using a straight-line amortization method.

The impact on our results of operations of recording share-based compensation for the three months ended March 31, 2018 and 2017, respectively, was as follows:

	Three Months Ended
	Mar. 31, 2018	Mar. 31, 2017
(in thousands)
Cost of goods sold	$4	$2
Research and development	42	25
Selling, general and administrative	131	70
Total share-based compensation	$177	$97

Equity awards granted during the three months ended March 31, 2018 and 2017 respectively were as follows:

	Three Months Ended
	Mar. 31, 2018	Mar. 31, 2017

Restricted Stock	1,000	12,000
Stock Options	-	-

There were no stock option awards granted during both the three months ended March 31, 2018 and 2017.

Non-employee directors Restricted Stock Units (“RSU’s”) vest over one year, employee RSU’s vest annually over four years with the expense being recognized over the vesting period.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at March 31, 2018 are:

Mar. 31, 2018

Unamortized future equity compensation expense (in thousands)	$2,395
Remaining weighted average amortization period (in years)	2.79

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements herein regarding economic outlook, industry prospects and trends; industry partnerships; future results of operations or financial position; future spending; breakeven revenue point; expected market growth; market acceptance of our newly introduced or upgraded products or services; the sufficiency of our cash to fund future operations and capital requirements; development, introduction and shipment of new products or services; changing foreign operations; and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of these forward-looking statements after the date of this report.  The reader should not place undue reliance on these forward-looking statements.  The discussions above and in the section in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in our Annual report on Form 10-K for the year ended December 31, 2017, describe some, but not all, of the factors that could cause these differences.

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

Our research and development efforts focus on strategic high growth markets, namely automotive electronics and Internet of Things (“IoT”) related new programming technologies, secure provisioning solutions, automated programming systems and their enhancements for the manufacturing environment and software.  We are developing technology to securely provision new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers.  We continue to extend the capabilities and support for our product lines and add additional support for the latest semiconductor devices, including NAND Flash, e-MMC, UFS and microcontrollers on our newer products.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition:  Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue (“Topic 606”): Revenue from Contracts with Customers, using the using the modified retrospective method. Topic 606 provides a single, principles-based five-step model to be applied to all contracts with customers.  It generally provides for the recognition of revenue in an amount that reflects the consideration to which the Company expects to be entitled, net of allowances for estimated returns, discounts or sales incentives, as well as taxes collected from customers when control over the promised goods or services are transferred to the customer.  For incremental contract acquisition costs, the Company has elected the practical expedient to capitalize and amortize incremental costs for obtaining contracts, primarily sales commissions, with terms that exceed one year.

Our basic revenue recognition remains essentially the same as it was in 2017, but we have modified our policies and processes to be able to identify and properly defer contract acquisition costs.  The adoption of Topic 606 did not have a material impact on our financial results for the three month period ending March 31, 2018.

We generally recognize revenue at the time the product is shipped or when the service is delivered.  The revenue related to products requiring installation that is perfunctory is generally recognized at the time of shipment.  Installation that is considered perfunctory includes any installation that can be performed by other parties, such as distributors, other vendors, or the customers themselves.  This takes into account the complexity, skill and training needed as well as customer expectations regarding installation.  Contracts requiring acceptance are recognized when acceptance is received.

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

We enter into multiple deliverable arrangements that arise during the sale of a system that includes an installation component, a service and support component and a software maintenance component.  We allocate the value of each element based on relative selling prices.  Relative selling price is based on the selling price of the standalone system.  For the installation and service and support components, we use the standard compensation provided as a discount to distributors or as additional commission to our representative partners who perform these components.  For software maintenance components, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is generally recognized on the system sale based on shipping terms, installation revenue is recognized after the installation is performed, and hardware service and support and software maintenance revenue is recognized ratably over the term of the agreement, typically one year.

When we sell software separately, we recognize software revenue upon shipment, provided that only inconsequential obligations remain on our part and substantive acceptance conditions, if any, have been met.

We establish a reserve for sales returns based on historical trends in product returns and estimates for new items.

We transfer certain products out of service from their internal use and make them available for sale.  The products transferred are our standard products and typically are: service loaners, rental or test systems; engineering test systems; or sales demonstration systems.  Once transferred, the systems get sold by our regular sales channels as used inventory.  These systems often involve refurbishing and an equipment warranty, and are conducted as sales in our normal and ordinary course of business.  The transfer amount is the system’s net book value and the sale transaction is accounted for as revenue and cost of goods sold.

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

Results of Operations

Net Sales

	Three Months Ended
Net sales by product line	Mar. 31, 2018	Change	Mar. 31, 2017
(in thousands)
Automated programming systems	$5,973	0.8%	$5,925
Non-automated programming systems	1,656	27.5%	1,299
Total programming systems	$7,629	5.6%	$7,224

	Three Months Ended
Net sales by location	Mar. 31, 2018	Change	Mar. 31, 2017
(in thousands)
United States	$385	(48.5%)	$748
% of total	5.0%		10.4%

International	$7,244	11.9%	$6,476
% of total	95.0%		89.6%

Net sales in the first quarter of 2018 were $7.6 million, compared with $7.2 million in the first quarter of 2017, primarily resulting from sales to automotive electronics OEM’s, which made up 59% of new orders during the quarter, compared to 40% in the first quarter of 2017.  Our programming center business at 13% of new orders was weaker than the 30% in the first quarter of 2017, as we believe those customers were absorbing the large purchases made last year.  International sales represented 95% of total sales for the first quarter of 2018 compared to 90% in the first quarter of 2017 and regionally, had the strongest growth in Asia.

On a product basis, we saw revenue growth in our PSV and RoadRunner product lines, as well as in consumables.  Our revenue composition for the quarter was approximately 67% equipment, 22% consumables, and 10% software and services, compared to the first quarter of 2017, which was approximately 70% equipment, 22% consumables, and 8% software and services.

Order bookings were $6.2 million in the first quarter of 2018, compared to $8.4 million in the first quarter of last year.  The variation in revenue versus order amounts relate to the changes in backlog, deferred revenues and currency translation.  Backlog at March 31, 2018 was $2.7 million compared to $4.0 million at December 31, 2017 and $4.9 million at March 31, 2017.  Deferred revenue at the March 31, 2018 was $1.7 million, compared to $1.8 million at December 31, 2017 and $1.4 million at March 31, 2017.

Gross Margin

	Three Months Ended
	Mar. 31, 2018	Change	Mar. 31, 2017
(in thousands)
Gross margin	$4,416	6.0%	$4,167
Percentage of net sales	57.9%		57.7%

Gross margin as a percentage of sales in the first quarter of 2018 was 57.9%, compared to 57.7% in the first quarter of 2017.  The increase was primarily due to favorable product mix as well as higher order volume and improved factory utilization.

Research and Development

	Three Months Ended
	Mar. 31, 2018	Change	Mar. 31, 2017
(in thousands)
Research and development	$1,879	21.6%	$1,545
Percentage of net sales	24.6%		21.4%

Research and development (“R&D”) increased $334,000 in the first quarter of 2018 compared to the same period in 2017, primarily due to spending on our new Security Provisioning or SentriX platform and other automotive focused technology innovations.

Selling, General and Administrative

	Three Months Ended
	Mar. 31, 2018	Change	Mar. 31, 2017
(in thousands)
Selling, general &
administrative	$2,193	20.6%	$1,818
Percentage of net sales	28.7%		25.2%

Selling, General and Administrative (“SG&A”) expenses increased $375,000 in the first quarter of 2018 compared to the same period in 2017, primarily reflecting the Company’s increased business development efforts in promoting our new Security Provisioning solution and higher variable channel sales commissions, as well as participation in additional trade shows and other brand awareness spending.

Interest

	Three Months Ended
	Mar. 31, 2018	Change	Mar. 31, 2017
(in thousands)
Interest income	$7	(12.5%)	$8

Interest income decreased in the first quarter of 2018 compared to the same period in 2017, primarily due to lower invested cash balances.

Income Taxes

	Three Months Ended
	Mar. 31, 2018	Change	Mar. 31, 2017
(in thousands)
Income tax (expense)	($45)	275.0%	($12)

Income tax (expense) for the first quarter of 2018 was primarily due to international income taxes and for the same period in 2017 was primarily due to domestic income taxes.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $6.8 million as of March 31, 2018.  Our deferred tax assets and valuation allowance have been reduced by approximately $278,000 and $234,000 associated with the requirements of accounting for uncertain tax positions as of March 31, 2018 and 2017, respectively.  Given the uncertainty created by our loss history, as well as the ongoing uncertain economic outlook for our industry as well as cyclical capital and geographic spending, we currently expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances.

GAIN ON SALE OF ASSETS

During the first quarter of 2017, we sold non-core and excess internet domain addresses, resulting in a non-operating gain of $211,000 net of commissions and no such sales were made in the first quarter of 2018.

Financial Condition

Liquidity and Capital Resources

	Mar. 31, 2018	Change	Dec. 31, 2017
(in thousands)
Working capital	$19,898	$412	$19,486

At March 31, 2018 our cash position was $16.8 million, with $10.2 million in the USA and the balance in foreign subsidiaries. The change in cash during the quarter resulted primarily from annual payments for previously accrued annual incentive compensation and pension payments relating to 2017 and by net income for the quarter.

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

As a result of our significant product development, customer support, selling and marketing efforts, we have required substantial working capital to fund our operations.  In 2018 and recent years, we have managed balancing profitable operations, while addressing rising costs and foreign exchange rate challenges.  This included geographic shifts in our operations, optimized real estate usage strategies and differentiated product development and cost strategies.

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

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $397,000 in the first quarter of 2018 compared to $1.1 million in the first quarter of 2017.  Adjusted EBITDA, excluding equity compensation (a non-cash item) was $574,000 in the first quarter of 2018, compared to $1.2 million in the first quarter of 2017.

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

	Three Months Ended
	Mar. 31, 2018	Mar. 31, 2017
(in thousands)
Net Income	$130	$979
Interest (income) expense	(7)	(8)
Taxes	45	12
Depreciation & amortization	229	165
EBITDA earnings	$397	$1,148

Equity compensation	177	97
Adjusted EBITDA earnings,
excluding equity compensation	$574	$1,245

RECENT ACCOUNTING ANNOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02).  ASU 2016-02 requires lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. Early adoption of the standard is allowed. The standard becomes effective beginning January 1, 2019.  We are in the process of evaluating the impact of adoption on our consolidated financial statements.  Our leases include facilities in Redmond, Washington, Shanghai and Munich areas as well as a small amount of office equipment and automobiles.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance.  In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (ASU 2015-14), deferring the effective date of the new revenue recognition standard by one year and now takes effect for public entities in fiscal years beginning after December 15, 2017.  We have adopted the revenue standard as of January 1, 2018 and did not have a material impact on our consolidated financial statements.  We have implemented changes to our accounting policies, internal controls, and disclosures to support the new standard, however, these changes were not material.

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

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of March 31, 2018, we were not a party to any material pending legal proceedings.

Item 1A.               Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There are no material changes to the Risk Factors described in our Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
None
Item 4.	Mine Safety Disclosures
Not Applicable
Item 5.	Other Information
None
Item 6.	Exhibits
(a)Exhibits
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

DATED:   May 11, 2018

DATA I/O CORPORATION

(REGISTRANT)

By: //S//Anthony Ambrose

Anthony Ambrose

President and Chief Executive Officer

(Principal Executive Officer and Duly Authorized Officer)

By: //S//Joel S. Hatlen

Joel S. Hatlen

Vice President and Chief Financial Officer

Secretary and Treasurer

(Principal Financial Officer and Duly Authorized Officer)