Form 10-Q
period 2018-08-08
DATA I/O CORP
filed 2018-08-13
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Shares of Common Stock, no par value, outstanding as of July 25, 2018:

8,437,341

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	June 30, 2018	December 31, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,634	$18,541
Trade accounts receivable, net of allowance for
doubtful accounts of $100 and $73, respectively	5,363	3,769
Inventories	4,320	4,168
Other current assets	528	708
TOTAL CURRENT ASSETS	26,845	27,186

Property, plant and equipment – net	2,109	2,458
Income tax receivable	598	598
Other assets	220	45
TOTAL ASSETS	$29,772	$30,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,238	$1,301
Accrued compensation	1,842	3,536
Deferred revenue	2,410	1,787
Other accrued liabilities	946	858
Income taxes payable	195	218
TOTAL CURRENT LIABILITIES	6,631	7,700

Long-term other payables	468	527

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,427,884 shares as of June 30,
2018 and 8,276,813 shares as of December 31, 2017	19,219	18,989
Accumulated earnings	2,705	2,089
Accumulated other comprehensive income	749	982
TOTAL STOCKHOLDERS’ EQUITY	22,673	22,060
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,772	$30,287

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net sales	$7,204	$9,135	$14,834	$16,359
Cost of goods sold	2,955	3,933	6,169	6,990
Gross margin	4,249	5,202	8,665	9,369
Operating expenses:
Research and development	1,845	1,771	3,724	3,316
Selling, general and administrative	2,158	2,163	4,351	3,981
Total operating expenses	4,003	3,934	8,075	7,297
Operating income	246	1,268	590	2,072
Non-operating income (expense):
Interest income	9	6	16	13
Gain on sale of assets	4	80	4	291
Foreign currency transaction gain (loss)	269	(62)	93	(92)
Total non-operating income	282	24	113	212
Income before income taxes	528	1,292	703	2,284
Income tax (expense)	(42)	(86)	(87)	(99)
Net income	$486	$1,206	$616	$2,185

Basic earnings per share	$0.06	$0.15	$0.07	$0.27
Diluted earnings per share	$0.06	$0.14	$0.07	$0.26
Weighted-average basic shares	8,356	8,104	8,321	8,067
Weighted-average diluted shares	8,500	8,408	8,521	8,367

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$486	$1,206	$616	$2,185
Other comprehensive income:
Foreign currency translation gain (loss)	(534)	272	(233)	354
Comprehensive income (loss)	($48)	$1,478	$383	$2,539

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Six Months Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$616	$2,185
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	507	328
Gain on sale of assets	(4)	(291)
Equipment transferred to cost of goods sold	336	372
Share-based compensation	650	367
Net change in:
Trade accounts receivable	(1,650)	(2,299)
Inventories	(179)	(702)
Other current assets	175	(125)
Accounts payable and accrued liabilities	(1,667)	705
Deferred revenue	627	774
Other long-term liabilities	(34)	(34)
Deposits and other long-term assets	(175)	18
Net cash provided by (used in) operating activities	(798)	1,298

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(495)	(815)
Net proceeds from sale of assets	4	291
Cash provided by (used in) investing activities	(491)	(524)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from issuance of common stock, less payments
for shares withheld to cover tax	(420)	(491)
Cash provided by (used in) financing activities	(420)	(491)
Increase (decrease) in cash and cash equivalents	(1,709)	283

Effects of exchange rate changes on cash	(198)	179
Cash and cash equivalents at beginning of period	18,541	11,571
Cash and cash equivalents at end of period	$16,634	$12,033

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$111	$48
See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of June 30, 2018 and June 30, 2017 according to the rules and regulations of the Securities and Exchange Commission ("SEC").  These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2017.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue (“Topic 606”): Revenue from Contracts with Customers, using the modified retrospective method.  Topic 606 provides a single, principles-based five-step model to be applied to all contracts with customers.  It generally provides for the recognition of revenue in an amount that reflects the consideration to which the Company expects to be entitled, net of allowances for estimated returns, discounts or sales incentives, as well as taxes collected from customers when control over the promised goods or services are transferred to the customer.  For incremental contract acquisition costs, the Company has elected the practical expedient to capitalize and amortize incremental costs for obtaining contracts, primarily sales commissions, with terms that exceed one year.

Our basic revenue recognition remains essentially the same as it was in 2017, but we have modified our policies and processes to be able to identify and properly defer contract acquisition costs.  The adoption of Topic 606 did not have a material impact on our financial results.

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

We enter into multiple deliverable arrangements that arise during the sale of a system that may include consumables (adapters), an installation component, a service and support component and a software maintenance component.  We allocate the value of each element based on relative selling prices.  Relative selling price is based on the selling price of the standalone system.  For the installation and service and support components, we use the standard compensation provided as a discount to distributors or as additional commission to our representative channel which performs these components.  For software maintenance components, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is generally recognized on the system sale based on shipping terms, installation revenue is recognized after the installation is performed, and hardware service and support and software maintenance revenue is recognized ratably over the term of the agreement, typically one year.

When we license software separately, we recognize software revenue upon shipment, provided that only inconsequential obligations remain on our part and substantive acceptance conditions, if any, have been met.

We establish a reserve for sales returns based on historical trends in product returns and estimates for new items.

We transfer certain products out of service from their internal use and make them available for sale.  The products transferred are our standard products and typically are service loaners, rental or test systems, engineering test systems or sales demonstration systems.  Once transferred, the systems are sold by our regular sales channels as used inventory.  These systems often involve refurbishing and an equipment warranty, and are conducted as sales in our normal and ordinary course of business.  The transfer amount is the system’s net book value and the sale transaction is accounted for as revenue and cost of goods sold.

Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before we can recognize revenue.  These amounts primarily relate to unamortized software and service contracts and other items invoiced but not recognized due to incomplete performance obligations, such as installation and acceptance requirements for systems.

As of June 30, 2018, deferred revenue was $2.5 million which consisted of $2.4 million which will be recognized over the next twelve months, and the remaining balance to be recognized beyond that.

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

Income Tax

Penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.  We did not incur any interest or penalties associated with tax matters during the three months ended June 30, 2018.

Tax Reform impact was included in our 2017 financial statements, which primarily reflected the deemed repatriation (IRC 965 transition tax), the AMT credit receivable as a result of AMT repeal, and the revaluation of net deferred tax assets and valuation allowance as a result of the income tax rate reduction.

We have incurred net operating losses in certain past years.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and cyclical capital spending, we have limited the recognition of net deferred tax assets associated with our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.  We will continue to analyze the level of valuation allowance in future periods.  There were $290,000 and $272,000 of unrecognized tax benefits related to uncertain tax positions and a corresponding valuation allowance as of June 30, 2018 and December 31, 2017, respectively.

Tax years that remain open for examination include 2014 through 2018 in the United States of America.  In addition, tax years from 2000 to 2013 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02).  ASU 2016-02 requires lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability and requires leases to be classified as either an operating or a financing lease. The standard excludes leases of intangible assets or inventory. The standard becomes effective beginning January 1, 2019.  We are in the process of evaluating the impact of adoption on our consolidated financial statements.  Our leases include facilities in Redmond, Washington, and in the Shanghai and Munich areas, as well as a small amount of office equipment and automobiles.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) (“Topic 606”).  ASU 2014-09 provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance, including industry-specific revenue guidance.  In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (ASU 2015-14), deferring the effective date of the new revenue recognition standard by one year and now takes effect for public entities in fiscal years beginning after December 15, 2017.  We have adopted the revenue standard as of January 1, 2018, which did not have a material impact on our consolidated financial statements.  We have implemented changes to our accounting policies, internal controls, and disclosures to support the new standard, however, these changes were not material.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	June 30, 2018	December 31, 2017
(in thousands)
Raw material	$2,695	$2,392
Work-in-process	1,091	1,091
Finished goods	534	685
Inventories	$4,320	$4,168

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	June 30, 2018	December 31, 2017
(in thousands)
Leasehold improvements	$411	$416
Equipment	5,411	5,279
Sales demonstration equipment	1,131	1,315
	6,953	7,010
Less accumulated depreciation	4,844	4,552
Property and equipment, net	$2,109	$2,458

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	June 30, 2018	December 31, 2017
(in thousands)
Product warranty	$530	$530
Sales return reserve	99	80
Other taxes	189	109
Other	128	139
Other accrued liabilities	$946	$858

The changes in our product warranty liability for the six months ending June 30, 2018 are as follows:

June 30, 2018
(in thousands)
Liability, beginning balance	$530
Net expenses	500
Warranty claims	(500)
Accrual revisions	-
Liability, ending balance	$530

NOTE 5 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2018 (remaining)	$538
2019	927
2020	925
2021	459
2022	232
Thereafter	-
Total	$3,081

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

We signed a lease agreement effective November 1, 2015 that extends through October 31, 2021 for a new facility located in Shanghai, China which we moved into during the first quarter of 2016.  The new lease is for approximately 19,400 square feet.

During the fourth quarter of 2016, we signed a lease agreement for a new facility located near Munich, Germany which was effective March 1, 2017 and extends through February 28, 2022.  The new lease is for approximately 4,895 square feet.

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At June 30, 2018, the purchase commitments and other obligations totaled $1,798,000 of which all but $9,000 are expected to be paid over the next twelve months.

NOTE 7 – CONTINGENCIES

As of June 30, 2018, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	Jun. 30, 2018	Jun. 30, 2017	Jun. 30, 2018	Jun. 30, 2017
(in thousands except per share data)
Numerator for basic and diluted
earnings per share:
Net income	$486	$1,206	$616	$2,185

Denominator for basic
earnings per share:
Weighted-average shares	8,356	8,104	8,321	8,067

Employee stock options and awards	144	304	200	300

Denominator for diluted
earnings per share:
Adjusted weighted-average shares &
assumed conversions of stock options	8,500	8,408	8,521	8,367

Basic and diluted
earnings per share:
Total basic earnings per share	$0.06	$0.15	$0.07	$0.27
Total diluted earnings per share	$0.06	$0.14	$0.07	$0.26

Options to purchase 25,000 and 60,111 shares were outstanding as of June 30, 2018 and 2017, respectively, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 9 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and six months ended June 30, 2018 and 2017, respectively, was as follows:

	Three Months Ended		Six Months Ended
	Jun. 30, 2018	Jun. 30, 2017	Jun. 30, 2018	Jun. 30, 2017
(in thousands)
Cost of goods sold	$11	$8	$15	$10
Research and development	107	63	149	88
Selling, general and administrative	355	199	486	269
Total share-based compensation	$473	$270	$650	$367

Equity awards granted during the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	Jun. 30, 2018	Jun. 30, 2017	Jun. 30, 2018	Jun. 30, 2017

Restricted Stock	204,856	223,600	205,856	235,600

There were no stock option awards granted during the three and six months ended June 30, 2018 and 2017.

Non-employee directors Restricted Stock Units (“RSU’s”) vest over one year and options vest over three years and have a six year exercise period.  Employee RSU’s vest over four years and employee Non-Qualified stock options vest quarterly over 4 years and have a six year exercise period.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at June 30, 2018 are:

Jun. 30, 2018

Unamortized future equity compensation expense (in thousands)	$3,373
Remaining weighted average amortization period (in years)	3.04

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

OVERVIEW

We continued our focus on managing the core programming business for growth and profitability, while developing and enhancing products to drive future revenue and earnings growth.  Our challenge continues to be operating in a cyclical and rapidly evolving industry environment.  We are continuing our efforts to balance industry changes, trade issues, industry partnerships, business geography shifts, exchange rate volatility, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.  We continue to manage our costs carefully and execute strategies for cost reduction.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition:  Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue (“Topic 606”): Revenue from Contracts with Customers, using the modified retrospective method.  Topic 606 provides a single, principles-based five-step model to be applied to all contracts with customers.  It generally provides for the recognition of revenue in an amount that reflects the consideration to which the Company expects to be entitled, net of allowances for estimated returns, discounts or sales incentives, as well as taxes collected from customers when control over the promised goods or services are transferred to the customer.  For incremental contract acquisition costs, the Company has elected the practical expedient to capitalize and amortize incremental costs for obtaining contracts, primarily sales commissions, with terms that exceed one year.

Our basic revenue recognition remains essentially the same as it was in 2017, but we have modified our policies and processes to be able to identify and properly defer contract acquisition costs.  The adoption of Topic 606 did not have a material impact on our financial results.

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

We enter into multiple deliverable arrangements that arise during the sale of a system that may include consumables (adapters), an installation component, a service and support component and a software maintenance component.  We allocate the value of each element based on relative selling prices.  Relative selling price is based on the selling price of the standalone system.  For the installation and service and support components, we use the standard compensation provided as a discount to distributors or as additional commission to our representative channel which performs these components.  For software maintenance components, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is generally recognized on the system sale based on shipping terms, installation revenue is recognized after the installation is performed, and hardware service and support and software maintenance revenue is recognized ratably over the term of the agreement, typically one year.

When we license software separately, we recognize software revenue upon shipment, provided that only inconsequential obligations remain on our part and substantive acceptance conditions, if any, have been met.

We establish a reserve for sales returns based on historical trends in product returns and estimates for new items.

We transfer certain products out of service from their internal use and make them available for sale.  The products transferred are our standard products and typically are service loaners, rental or test systems, engineering test systems or sales demonstration systems.  Once transferred, the systems are sold by our regular sales channels as used inventory.  These systems often involve refurbishing and an equipment warranty, and are conducted as sales in our normal and ordinary course of business.  The transfer amount is the system’s net book value and the sale transaction is accounted for as revenue and cost of goods sold.

Deferred revenue relates to contracted amounts that have been invoiced to customers for which remaining performance obligations must be completed before we can recognize revenue.  These amounts primarily relate to unamortized software and service contracts and other items invoiced but not recognized due to incomplete performance obligations, such as installation and acceptance requirements for systems.

As of June 30, 2018, deferred revenue was $2.5 million which consisted of $2.4 million which will be recognized over the next twelve months, and the remaining balance to be recognized beyond that.

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

Results of Operations

Net Sales

	Three Months Ended			Six Months Ended
Net sales by product line	Jun. 30, 2018	Change	Jun. 30, 2017	Jun. 30, 2018	Change	Jun. 30, 2017
(in thousands)
Automated programming systems	$5,680	(24.3%)	$7,502	$11,654	(13.2%)	$13,427
Non-automated programming systems	1,524	(6.7%)	1,633	3,180	8.5%	2,932
Total programming systems	$7,204	(21.1%)	$9,135	$14,834	(9.3%)	$16,359

	Three Months Ended			Six Months Ended
Net sales by location	Jun. 30, 2018	Change	Jun. 30, 2017	Jun. 30, 2018	Change	Jun. 30, 2017
(in thousands)
United States	$974	8.3%	$899	$1,359	(17.4%)	$1,646
% of total	13.5%		9.8%	9.2%		10.1%

International	$6,230	(24.4%)	$8,236	$13,475	(8.4%)	$14,713
% of total	86.5%		90.2%	90.8%		89.9%

Net sales in the second quarter of 2018 were $7.2 million, compared with $9.1 million in the second quarter of 2017.  Automotive Electronics demand from both OEMs and Programming Centers continues to drive revenues and are primarily related to our PSV family of automated programming systems.  International sales represented 86.5% of total sales for the second quarter, compared to 90.2% during the same period in 2017.  Favorable currency exchange rate changes benefited the second quarter of 2018 revenue by approximately $138,000, compared to the same period in 2017.

Revenue for the quarter was approximately 65% equipment, 24% consumables and 11% software and services.

Order bookings were $7.2 million in the second quarter of 2018, down from the prior year period of $10.1 million.  The variation in revenue percentages versus order bookings percentages relates to the change in backlog, deferred revenues and currency translation.  Total deferred revenue at the end of the second quarter of 2018 was $2.5 million ($2.4 million current and $117,000 long term) compared to $1.8 million at the end of the first quarter of 2018, $2.9 million at the end of the second quarter of 2017 and $1.9 million at December 31, 2017.   Backlog at the end of the second quarter of 2018  was $1.9 million compared to $2.7 million at the end of the first quarter of 2018, $4.7 million at the end of the second quarter of 2017 and $4.0 million at December 31, 2017.

For the six months ending June 30, 2018, compared to the same period in 2017, the change in net sales were generally due to the same factors discussed above for the second quarter, with a continued trend of higher automated and lower non-automated system sales.  On a regional basis, all regions were lower compared to the same periods in 2017 which had unusually strong sales.

Gross Margin

	Three Months Ended			Six Months Ended
	Jun. 30, 2018	Change	Jun. 30, 2017	Jun. 30, 2018	Change	Jun. 30, 2017
(in thousands)
Gross margin	$4,249	(18.3%)	$5,202	$8,665	(7.5%)	$9,369
Percentage of net sales	59.0%		56.9%	58.4%		57.3%

For the second quarter of 2018, gross margin as a percentage of sales was 59.0%, compared to 56.9% in the second quarter of 2017 and 57.9% in the first quarter of 2018.  The increase in gross margin as a percentage of revenues when compared to both periods was primarily due to a favorable product mix and factory variances during the quarter as well as continued cost reduction efforts. Favorable currency exchange rate changes benefited the second quarter of 2018 revenue by approximately $67,000, compared to the same period in 2017.

For the first six months of 2018 compared to the same period in 2017, gross margin as a percentage of sales increased generally due to the same factors discussed above for the second quarter.  Based on past experience, we expect variations in our gross margin as a percentage of sales due to changes in key factors for future periods including: sales volume, product mix, channel mix, pricing, inventory fluctuations, warranty, factory variances and currency exchange rates.

Research and Development

	Three Months Ended			Six Months Ended
	Jun. 30, 2018	Change	Jun. 30, 2017	Jun. 30, 2018	Change	Jun. 30, 2017
(in thousands)
Research and development	$1,845	4.2%	$1,771	$3,724	12.3%	$3,316
Percentage of net sales	25.6%		19.4%	25.1%		20.3%

Research and development (“R&D”) increased $74,000 in the second quarter of 2018 compared to the same period in 2017, primarily due to additional and higher personnel costs, stock based compensation and SentriX NRE charges, which mostly supported our Managed and Secure Programming initiative, offset in part by lower incentive compensation cost.

For the first six months of 2018 compared to the same period in 2017, the increase in R&D expense was generally due to the same factors discussed above for the second quarter.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	Jun. 30, 2018	Change	Jun. 30, 2017	Jun. 30, 2018	Change	Jun. 30, 2017
(in thousands)
Selling, general &
administrative	$2,158	(0.2%)	$2,163	$4,351	9.3%	$3,981
Percentage of net sales	30.0%		23.7%	29.3%		24.3%

Selling, General and Administrative (“SG&A”) expenses for the second quarter of 2018 were about the same level as in the second quarter of 2017, with higher stock based compensation, marketing related activity and depreciation, offset by lower incentive compensation and commissions.

For the first six months of 2018 compared to the same period in 2017, the increase in SG&A expense was generally due to the same factors discussed above for the second quarter.

Interest

	Three Months Ended			Six Months Ended
	Jun. 30, 2018	Change	Jun. 30, 2017	Jun. 30, 2018	Change	Jun. 30, 2017
(in thousands)
Interest income	$9	50.0%	$6	$16	23.1%	$13

Interest income increased in the second quarter and for the first six months of 2018 compared to the same periods in 2017, due to higher cash balances and minor increases in interest rates.

Income Taxes

	Three Months Ended			Six Months Ended
	Jun. 30, 2018	Change	Jun. 30, 2017	Jun. 30, 2018	Change	Jun. 30, 2017
(in thousands)
Income tax (expense)	($42)	(51.2%)	($86)	($87)	(12.1%)	($99)

Income tax (expense) for the second quarter of 2018 and for the first six months of 2018 was lower when compared to same periods in 2017, and primarily related to foreign subsidiary income.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $6.9 million as of June 30, 2018.  Our deferred tax assets and valuation allowance have been reduced by approximately $290,000 and $272,000 associated with the requirements of accounting for uncertain tax positions as of June 30, 2018 and December 31, 2017, respectively.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets associated with our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.  We expect to further analyze the level of valuation allowance during the remainder of 2018.

Financial Condition

Liquidity and Capital Resources

	Jun. 30, 2018	Change	Dec. 31, 2017
(in thousands)
Working capital	$20,214	$728	$19,486

At June 30, 2018 our cash position was $16.6 million, with $10.2 million in the United States and the balance in foreign subsidiaries.

Although we have no significant external capital expenditure plans currently, we expect that we will continue to make capital expenditures to support our business.  We plan to increase our internally developed rental, sales demonstration and test equipment as we develop and release new products.  Capital expenditures are currently expected to be funded by existing and internally generated funds.

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

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $796,000 in the second quarter of 2018 compared to $1.5 million in the second quarter of 2017.  Adjusted EBITDA, excluding equity compensation (a non-cash item) was $1.3 million in the second quarter of 2018, compared to $1.7 million in the second quarter of 2017.

EBITDA was $1.2 million for the first six months of 2018 compared to $2.6 million in the first six months of 2017.  Adjusted EBITDA, excluding equity compensation, was $1.8 million for the first six months of 2018,  compared to $3.0 million for the first six months of 2017.

Non-GAAP financial measures, such as EBITDA and adjusted EBITDA, should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.  We believe that these non- GAAP financial measures provide meaningful supplemental information regarding the Company’s results and facilitate the comparison of results.  A reconciliation of net income to EBITDA and adjusted EBITDA follows:

Non-Generally accepted accounting principles (GAAP) FINANCIAL Measure RECONCILIATION

	Three Months Ended		Six Months Ended
	Jun. 30, 2018	Jun. 30, 2017	Jun. 30, 2018	Jun. 30, 2017
(in thousands)
Net Income	$486	$1,206	$616	$2,185
Interest (income)	(9)	(6)	(16)	(13)
Taxes	42	86	87	99
Depreciation & amortization	277	165	506	328
EBITDA earnings	$796	$1,451	$1,193	$2,599

Equity compensation	473	270	650	367
Adjusted EBITDA earnings,
excluding equity compensation	$1,269	$1,721	$1,843	$2,966

RECENT ACCOUNTING ANNOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02).  ASU 2016-02 requires lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability and requires leases to be classified as either an operating or a financing lease. The standard excludes leases of intangible assets or inventory. The standard becomes effective beginning January 1, 2019.  We are in the process of evaluating the impact of adoption on our consolidated financial statements.  Our leases include facilities in Redmond, Washington, and in the Shanghai and Munich areas, as well as a small amount of office equipment and automobiles.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09) (“Topic 606”).  ASU 2014-09 provides companies with a single model for accounting for revenue arising from contracts with customers and supersedes previous revenue recognition guidance, including industry-specific revenue guidance.  In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (ASU 2015-14), deferring the effective date of the new revenue recognition standard by one year and now takes effect for public entities in fiscal years beginning after December 15, 2017.  We have adopted the revenue standard as of January 1, 2018, which did not have a material impact on our consolidated financial statements.  We have implemented changes to our accounting policies, internal controls, and disclosures to support the new standard, however, these changes were not material.

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

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of June 30, 2018, we were not a party to any material pending legal proceedings.

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
22

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

DATED:   August 13, 2018

DATA I/O CORPORATION

(REGISTRANT)

By: //S//Anthony Ambrose

Anthony Ambrose

President and Chief Executive Officer

(Principal Executive Officer and Duly Authorized Officer)

By: //S//Joel S. Hatlen

Joel S. Hatlen

Vice President and Chief Operating and Financial Officer

Secretary and Treasurer

(Principal Financial Officer and Duly Authorized Officer)