Form 10-Q
period 2018-10-31
DATA I/O CORP
filed 2018-11-14
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Yes X  No __

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes X  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” ”accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Shares of Common Stock, no par value, outstanding as of October 30, 2018:

8,440,427

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	September 30, 2018	December 31, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,902	$18,541
Trade accounts receivable, net of allowance for
doubtful accounts of $52 and $73, respectively	2,824	3,769
Inventories	4,558	4,168
Other current assets	738	708
TOTAL CURRENT ASSETS	27,022	27,186

Property, plant and equipment – net	2,023	2,458
Income tax receivable	598	598
Other assets	220	45
TOTAL ASSETS	$29,863	$30,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,286	$1,301
Accrued compensation	2,211	3,536
Deferred revenue	1,775	1,787
Other accrued liabilities	794	858
Income taxes payable	358	218
TOTAL CURRENT LIABILITIES	6,424	7,700

Long-term other payables	414	527

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,440,075 shares as of September 30,
2018 and 8,276,813 shares as of December 31, 2017	19,493	18,989
Accumulated earnings	3,047	2,089
Accumulated other comprehensive income	485	982
TOTAL STOCKHOLDERS’ EQUITY	23,025	22,060
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,863	$30,287

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net sales	$6,533	$9,596	$21,367	$25,955
Cost of goods sold	2,415	3,639	8,584	10,629
Gross margin	4,118	5,957	12,783	15,326
Operating expenses:
Research and development	1,826	1,814	5,550	5,130
Selling, general and administrative	1,888	2,319	6,239	6,300
Total operating expenses	3,714	4,133	11,789	11,430
Operating income	404	1,824	994	3,896
Non-operating income (expense):
Interest income	10	6	26	19
Gain on sale of assets	-	72	4	363
Foreign currency transaction gain (loss)	108	(66)	201	(158)
Total non-operating income	118	12	231	224
Income before income taxes	522	1,836	1,225	4,120
Income tax (expense)	(180)	(108)	(267)	(207)
Net income	$342	$1,728	$958	$3,913

Basic earnings per share	$0.04	$0.21	$0.11	$0.48
Diluted earnings per share	$0.04	$0.20	$0.11	$0.47
Weighted-average basic shares	8,439	8,201	8,361	8,112
Weighted-average diluted shares	8,507	8,467	8,516	8,400

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$342	$1,728	$958	$3,913
Other comprehensive income:
Foreign currency translation gain (loss)	(264)	248	(497)	602
Comprehensive income (loss)	$78	$1,976	$461	$4,515

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$958	$3,913
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	736	634
Gain on sale of assets	(4)	(363)
Equipment transferred to cost of goods sold	365	725
Share-based compensation	932	540
Net change in:
Trade accounts receivable	905	(192)
Inventories	(521)	(766)
Other current assets	(54)	(33)
Accounts payable and accrued liabilities	(1,211)	1,497
Deferred revenue	(36)	(485)
Other long-term liabilities	(55)	(52)
Deposits and other long-term assets	(175)	18
Net cash provided by (used in) operating activities	1,840	5,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(668)	(1,642)
Net proceeds from sale of assets	4	363
Cash provided by (used in) investing activities	(664)	(1,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Proceeds from issuance of common stock, less payments
for shares withheld to cover tax	(429)	(895)
Cash provided by (used in) financing activities	(429)	(895)
Increase (decrease) in cash and cash equivalents	747	3,262

Effects of exchange rate changes on cash	(386)	331
Cash and cash equivalents at beginning of period	18,541	11,571
Cash and cash equivalents at end of period	$18,902	$15,164

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income Taxes	$118	$82
See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of September 30, 2018, and September 30, 2017, according to the rules and regulations of the Securities and Exchange Commission ("SEC").  These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2017, has been derived from the audited financial statements at that date.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2017.

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

As of September 30, 2018 deferred revenue was $1.9 million, of which $1.8 million will be recognized over the next twelve months, with the remaining balance to be recognized beyond that.

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

Income Tax

Penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.  We did not incur any interest or penalties associated with tax matters during the three months ended September 30, 2018.

Tax Reform impact was included in our 2017 financial statements, which primarily reflected the deemed repatriation (IRC 965 transition tax), the AMT credit receivable as a result of AMT repeal, and the revaluation of net deferred tax assets and valuation allowance as a result of the income tax rate reduction.

We have incurred net operating losses in certain past years.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and cyclical capital spending, we have limited the recognition of net deferred tax assets associated with our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.  We will continue to analyze the level of valuation allowance in future periods.  There were $298,000 and $272,000 of unrecognized tax benefits related to uncertain tax positions and a corresponding valuation allowance as of September 30, 2018, and December 31, 2017, respectively.

Tax years that remain open for examination include 2015 through 2018 in the United States of America.  In addition, tax years from 2000 to 2014 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

Recent Accounting Pronouncements

In 2018, the FASB issued ASU 2018-15, “Intangibles” (ASU 2018-15).  ASU 2018-15 applies in accounting for implementation costs incurred in a cloud computing arrangement that is a service contract where the guidance in ASC 350-40 for internal-use software shall apply to determine capitalization or expensing of implementation, training or data conversion costs. The standard becomes effective beginning January 1, 2020.  We are in the process of evaluating the impact of adoption on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02).  ASU 2016-02 requires lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability and requires leases to be classified as either an operating or a financing lease. The standard excludes leases of intangible assets or inventory.  ASU 2018-11 provides lessors with a limited practical expedient.  The standard becomes effective beginning January 1, 2019.  We are in the process of evaluating the impact of adoption on our consolidated financial statements and have not determined the effect yet, which will include recording of right of use assets and liabilities for our leases and recognize a cumulative effect adjustment to the opening balance of retained earnings.  Our leases include facilities in Redmond, Washington, and in the Shanghai and Munich areas, as well as a small amount of office equipment and automobiles.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	September 30, 2018	December 31, 2017
(in thousands)
Raw material	$2,696	$2,392
Work-in-process	1,396	1,091
Finished goods	466	685
Inventories	$4,558	$4,168

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	September 30, 2018	December 31, 2017
(in thousands)
Leasehold improvements	$399	$416
Equipment	5,565	5,279
Sales demonstration equipment	954	1,315
	6,918	7,010
Less accumulated depreciation	4,895	4,552
Property and equipment, net	$2,023	$2,458

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	September 30, 2018	December 31, 2017
(in thousands)
Product warranty	$472	$530
Sales return reserve	87	80
Other taxes	99	109
Other	136	139
Other accrued liabilities	$794	$858

The changes in our product warranty liability for the nine months ending September 30, 2018 are as follows:

September 30, 2018
(in thousands)
Liability, beginning balance	$530
Net expenses	737
Warranty claims	(737)
Accrual revisions	(58)
Liability, ending balance	$472

NOTE 5 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2018 (remaining)	$252
2019	915
2020	913
2021	749
2022	232
Thereafter	-
Total	$3,061

During the third quarter of 2017, we amended our lease agreement for the Redmond, Washington headquarters facility effective September 12, 2017, extending the lease to July 31, 2022, waiving a potential space give back provision and receiving lease inducement incentives.  Previously on June 8, 2015, the lease had been amended to relocate our headquarters to a nearby building and lower the square footage to approximately 20,460.

In addition to the Redmond facility, approximately 24,000 square feet is leased at two foreign locations, including our sales, service, operations and engineering office located in Shanghai, China, and our German sales, service and engineering office located near Munich, Germany.

We signed a lease agreement effective November 1, 2015, that extends through October 31, 2021, for a facility located in Shanghai, China which we moved into during the first quarter of 2016.  This lease is for approximately 19,400 square feet.

During the fourth quarter of 2016, we signed a lease agreement for a new facility located near Munich, Germany which was effective March 1, 2017, and extends through February 28, 2022.  This lease is for approximately 4,895 square feet.

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At September 30, 2018, the purchase commitments and other obligations totaled $1,486,000 of which all but $5,000 are expected to be paid over the next twelve months.

NOTE 7 – CONTINGENCIES

As of September 30, 2018, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2018	Sep. 30, 2017	Sep. 30, 2018	Sep. 30, 2017
(in thousands except per share data)
Numerator for basic and diluted
earnings per share:
Net income	$342	$1,728	$958	$3,913

Denominator for basic
earnings per share:
Weighted-average shares	8,439	8,201	8,361	8,112

Employee stock options and awards	68	266	155	288

Denominator for diluted
earnings per share:
Adjusted weighted-average shares &
assumed conversions of stock options	8,507	8,467	8,516	8,400

Basic and diluted
earnings per share:
Total basic earnings per share	$0.04	$0.21	$0.11	$0.48
Total diluted earnings per share	$0.04	$0.20	$0.11	$0.47

Options to purchase 25,000 and 8,425 shares were outstanding as of September 30, 2018, and 2017, respectively, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 9 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and nine months ended September 30, 2018, and 2017, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2018	Sep. 30, 2017	Sep. 30, 2018	Sep. 30, 2017
(in thousands)
Cost of goods sold	$4	$4	$19	$14
Research and development	56	39	205	127
Selling, general and administrative	222	130	708	399
Total share-based compensation	$282	$173	$932	$540

Equity awards granted during the three and nine months ended September 30, 2018, and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	Sep. 30, 2018	Sep. 30, 2017	Sep. 30, 2018	Sep. 30, 2017

Restricted Stock	1,000	51,000	206,856	286,600
Stock Options	-	25,000	-	25,000

There were no stock option awards granted during the three and nine months ended September 30, 2018.

Non-employee directors Restricted Stock Units (“RSU’s”) vest over one year and options vest over three years and have a six year exercise period.  Employee RSU’s vest over four years and employee Non-Qualified stock options vest quarterly over 4 years and have a six year exercise period.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at September 30, 2018, are:

Sep. 30, 2018

Unamortized future equity compensation expense (in thousands)	$3,096
Remaining weighted average amortization period (in years)	2.83

NOTE 10– SHARE REPURCHASE PROGRAM

No stock repurchase programs were in effect during the quarter ending September 30, 2018, and 2017.

On October 31, 2018, our Board of Directors approved a share repurchase program with provisions to buy back up to $2 million dollars of our stock during the next one year period.

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

OVERVIEW

We continued our focus on managing the core programming business for growth and profitability, while developing and enhancing products to drive future revenue and earnings growth.  Our challenge continues to be operating in a cyclical and rapidly evolving industry environment.  We are continuing our efforts to balance industry changes, trade and tariff issues, industry partnerships, business geography shifts, exchange rate volatility, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.  We continue to manage our costs carefully and execute strategies for cost reduction.

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

As of September 30, 2018, deferred revenue was $1.9 million which consisted of $1.8 million which will be recognized over the next twelve months, and the remaining balance to be recognized beyond that.

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

Results of Operations

Net Sales

	Three Months Ended			Nine Months Ended
Net sales by product line	Sep. 30, 2018	Change	Sep. 30, 2017	Sep. 30, 2018	Change	Sep. 30, 2017
(in thousands)
Automated programming systems	$5,195	(33.1%)	$7,766	$16,849	(20.5%)	$21,193
Non-automated programming systems	1,338	(26.9%)	1,830	4,518	(5.1%)	4,762
Total programming systems	$6,533	(31.9%)	$9,596	$21,367	(17.7%)	$25,955

	Three Months Ended			Nine Months Ended
Net sales by location	Sep. 30, 2018	Change	Sep. 30, 2017	Sep. 30, 2018	Change	Sep. 30, 2017
(in thousands)
United States	$809	32.6%	$610	$2,168	(3.9%)	$2,256
% of total	12.4%		6.4%	10.1%		8.7%

International	$5,724	(36.3%)	$8,986	$19,199	(19.0%)	$23,699
% of total	87.6%		93.6%	89.9%		91.3%

Net sales in the third quarter of 2018 were $6.5 million, compared with $9.6 million in the third quarter of 2017.  Automotive Electronics demand from both OEMs and Programming Centers continues to drive revenues and are primarily related to our PSV family of automated programming systems.  The unusually strong demand in 2017 make the 2018 figures look comparatively weak.  International sales represented 87.6% of total sales for the third quarter, compared to 93.6% during the same period in 2017.  Unfavorable currency exchange rate changes reduced the third quarter of 2018 revenue by approximately $89,000, compared to the same period in 2017.

Revenue breakdown for the quarter was approximately 62% equipment, 25% consumables and 13% software and services.

Order bookings were $7.0 million in the third quarter of 2018, down from the prior year period of $8.2 million.  Automotive Electronics OEM business was 62% of orders in the third quarter of 2018 compared to 51% in the prior year period. Programming Centers related business was 12% of orders in the third quarter of 2018 compared to 27% in the prior year period.  The variation in revenue percentages versus order bookings percentages relates to the change in backlog, deferred revenues and currency translation.  Total deferred revenue at the end of the third quarter of 2018 was $1.9 million ($1.8 million current and $82,000 long term) compared to $2.5 million at the end of the second quarter of 2018, $1.6 million at the end of the third quarter of 2017 and $1.9 million at December 31, 2017.   Backlog at the end of the third quarter of 2018 was $3.1 million compared to $1.9 million at the end of the second quarter of 2018, $4.6 million at the end of the third quarter of 2017 and $4.0 million at December 31, 2017.

For the nine months ending September 30, 2018, compared to the same period in 2017, the change in net sales were generally due to the same factors discussed above for the third quarter, except for the first nine months currency exchange rate changes were net favorable and increased revenue by $463,000.  On a regional basis, all regions were lower compared to the same periods in 2017 which had unusually strong sales.

Gross Margin

	Three Months Ended			Nine Months Ended
	Sep. 30, 2018	Change	Sep. 30, 2017	Sep. 30, 2018	Change	Sep. 30, 2017
(in thousands)
Gross margin	$4,118	(30.9%)	$5,957	$12,783	(16.6%)	$15,326
Percentage of net sales	63.0%		62.1%	59.8%		59.0%

For the third quarter of 2018, gross margin in dollars was down primarily as a result of the lower sales volume. Gross margin as a percentage of sales was 63.0%, compared to 62.1% in the third quarter of 2017 and 59.0% in the second quarter of 2018.  The increase in gross margin as a percentage of revenues when compared to both periods was due to a favorable product mix as well as comparatively favorable factory variances during the quarter. Unfavorable currency exchange rate changes reduced the third quarter of 2018 gross margin by approximately $51,000, compared to the same period in 2017.

For the first nine months of 2018 compared to the same period in 2017, gross margin as a percentage of sales increased generally due to the same factors discussed above for the third quarter except for the first nine months currency exchange rate changes were net favorable and increased gross margin by $166,000. Based on past experience, we expect variations in our gross margin as a percentage of sales due to changes in key factors for future periods including: sales volume, product mix, channel mix, pricing, inventory fluctuations, warranty, factory variances and currency exchange rates.

Research and Development

	Three Months Ended			Nine Months Ended
	Sep. 30, 2018	Change	Sep. 30, 2017	Sep. 30, 2018	Change	Sep. 30, 2017
(in thousands)
Research and development	$1,826	0.7%	$1,814	$5,550	8.2%	$5,130
Percentage of net sales	28.0%		18.9%	26.0%		19.8%

Research and development (“R&D”) were relatively flat in the third quarter of 2018 compared to the same period in 2017, however expenses included additional and higher personnel costs, stock based compensation and SentriX NRE charges, which mostly supported our Managed and Secure Programming initiative, offset in part by lower incentive compensation cost.

For the first nine months of 2018 compared to the same period in 2017, the increase in R&D expense was generally due to the higher costs in the first two quarters of 2018 which declined slightly in the third quarter but were related to the same factors discussed above for the third quarter.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	Sep. 30, 2018	Change	Sep. 30, 2017	Sep. 30, 2018	Change	Sep. 30, 2017
(in thousands)
Selling, general &
administrative	$1,888	(18.6%)	$2,319	$6,239	(1.0%)	$6,300
Percentage of net sales	28.9%		24.2%	29.2%		24.3%

Selling, General and Administrative (“SG&A”) expenses for the third quarter of 2018 were lower than the third quarter of 2017, with lower incentive compensation and commissions, offset by higher stock based compensation, marketing related activity and depreciation.

For the first nine months of 2018 compared to the same period in 2017, the decrease in SG&A expense was generally due to the same factors discussed above for the third quarter.

Interest

	Three Months Ended			Nine Months Ended
	Sep. 30, 2018	Change	Sep. 30, 2017	Sep. 30, 2018	Change	Sep. 30, 2017
(in thousands)
Interest income	$10	66.7%	$6	$26	36.8%	$19

Interest income increased in the third quarter and for the first nine months of 2018 compared to the same periods in 2017, due to higher cash balances and minor increases in interest rates.

Income Taxes

	Three Months Ended			Nine Months Ended
	Sep. 30, 2018	Change	Sep. 30, 2017	Sep. 30, 2018	Change	Sep. 30, 2017
(in thousands)
Income tax (expense)	($180)	66.7%	($108)	($267)	29.0%	($207)

Income tax (expense) for the third quarter of 2018 and for the first nine months of 2018 was higher when compared to same periods in 2017, and primarily related to foreign subsidiary income.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $7 million as of September 30, 2018.  Our deferred tax assets and valuation allowance have been reduced by approximately $298,000 and $272,000 associated with the requirements of accounting for uncertain tax positions as of September 30, 2018, and December 31, 2017, respectively.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets associated with our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.  We expect to further analyze the level of valuation allowance during the remainder of 2018.

Financial Condition

Liquidity and Capital Resources

	Sep. 30, 2018	Change	Dec. 31, 2017
(in thousands)
Working capital	$20,598	$1,112	$19,486

At September 30, 2018, our cash position was $18.9 million, with $12.0 million in the United States and the balance in foreign subsidiaries.  We expect our receivables collections to return to more normal levels during the fourth quarter, which should result in an offset to the higher cash position achieved during the third quarter.

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

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  We may require additional cash at the U.S. headquarters, which could cause potential repatriation of cash that is held in our foreign subsidiaries.  Although we have no current repatriation plans, there may be tax and other impediments to any repatriation actions.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek possible additional financing.

SHARE REPURCHASE PROGRAM

No stock repurchase programs were in effect during the quarter ending September 30, 2018, and 2017.

On October 31, 2018, our Board of Directors approved a share repurchase program with provisions to buy back up to $2 million dollars of our stock during the next one year period.

OFF-Balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 5, “Operating Lease Commitments” and Note 6, “Other Commitments”, we have no off-balance sheet arrangements.

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $742,000 in the third quarter of 2018 compared to $2.1 million in the third quarter of 2017.  Adjusted EBITDA, excluding equity compensation (a non-cash item) was $1.0 million in the third quarter of 2018, compared to $2.3 million in the third quarter of 2017.

EBITDA was $1.9 million for the first nine months of 2018 compared to $4.7 million in the first nine months of 2017.  Adjusted EBITDA, excluding equity compensation, was $2.9 million for the first nine months of 2018,  compared to $5.3 million for the first nine months of 2017.

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

Non-Generally accepted accounting principles (GAAP) FINANCIAL Measure RECONCILIATION

	Three Months Ended		Nine Months Ended
	Sep. 30, 2018	Sep. 30, 2017	Sep. 30, 2018	Sep. 30, 2017
(in thousands)
Net Income	$342	$1,728	$958	$3,913
Interest (income)	(10)	(6)	(26)	(19)
Taxes	180	108	267	207
Depreciation & amortization	230	306	736	634
EBITDA earnings	$742	$2,136	$1,935	$4,735

Equity compensation	282	173	932	540
Adjusted EBITDA earnings,
excluding equity compensation	$1,024	$2,309	$2,867	$5,275

Recent Accounting Pronouncements

In 2018, the FASB issued ASU 2018-15, “Intangibles” (ASU 2018-15).  ASU 2018-15 applies in accounting for implementation costs incurred in a cloud computing arrangement that is a service contract where the guidance in ASC 350-40 for internal-use software shall apply to determine capitalization or expensing of implementation, training or data conversion costs. The standard becomes effective beginning January 1, 2020.  We are in the process of evaluating the impact of adoption on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02).  ASU 2016-02 requires lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability and requires leases to be classified as either an operating or a financing lease. The standard excludes leases of intangible assets or inventory.  ASU 2018-11 provides lessors with a limited practical expedient.  The standard becomes effective beginning January 1, 2019.  We are in the process of evaluating the impact of adoption on our consolidated financial statements and have not determined the effect yet, which will include recording of right of use assets and liabilities for our leases and recognize a cumulative effect adjustment to the opening balance of retained earnings.  Our leases include facilities in Redmond, Washington, and in the Shanghai and Munich areas, as well as a small amount of office equipment and automobiles.

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

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of September 30, 2018, we were not a party to any material pending legal proceedings.

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

10.35 1st Amendment to Negotiation Protocol executed on September 24,2018 between Data I/O Corporation and Robert Bosch GmbH (Portions of this exhibit have been omitted based on a request for confidential treatment made to the SEC. The omitted portions of these exhibits have been filed separately with the SEC.)

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

DATED:   November 13, 2018

DATA I/O CORPORATION

(REGISTRANT)

By: //S//Anthony Ambrose

Anthony Ambrose

President and Chief Executive Officer

(Principal Executive Officer and Duly Authorized Officer)

By: //S//Joel S. Hatlen

Joel S. Hatlen

Vice President and Chief Operating and Financial Officer

Secretary and Treasurer

(Principal Financial Officer and Duly Authorized Officer)