Form 10-K
period 2018-12-31
DATA I/O CORP
filed 2019-03-28
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)                                                             FORM 10-K

☒             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                                                                                                                Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                                                                                                                                                                                                                                                                                  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                                                                                                                             ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” ”accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.                                                                                                                                                                                                              Accelerated filer ☐

Large accelerated filer     ☐                                                                                                                                                                                                  Smaller reporting company ☒

Non-accelerated filer        ☐                                                                                                                                                                                                  Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant as of June 30, 2018:

$50,559,519

Shares of Common Stock, no par value, outstanding as of March 21, 2019:

8,345,437

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its May 20, 2019 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

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

General

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) is a global market leader for advanced programming, security provisioning and associated Intellectual Property (“IP”) management solutions used in electronics manufacturing with flash memory, microcontrollers, and flash memory-based intelligent devices as well as secure element devices and secure microcontrollers.  Data I/O® designs, manufactures and sells programming systems and services for electronic device manufacturers, specifically targeting high-growth areas such as high-volume users of flash memory and flash memory based microcontrollers.  Most electronic products today incorporate a number of programmable semiconductor devices that contain data, operating instructions and security credentials essential for the proper operation of the product.

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

Data I/O was incorporated in the State of Washington in 1969 and its business was founded in 1972.  Our website address is www.dataio.com.

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

Traditionally, our programming market opportunity focused on the number of semiconductor devices to be programmed, but because of the rapid increase in the density of devices, and increasing demands for supply-chain security, the focus has shifted in many cases from the number and type of devices to the number and type of bits per device to be programmed or securely provisioned.  With expected growth in IoT applications, the business opportunity for this market differentiates on quality, security and automation.

Some of our automated programming systems integrate data programming, automated handling functions and/or secure provisioning into a single product solution.  During 2018, we continued to integrate security provisioning into some of our solutions.  Quality and security-conscious customers, particularly those in high-volume manufacturing and programming, drive this portion of our business.

Products

To accommodate the expanding variety and quantities of programmable devices being manufactured today, we offer multiple solutions for the numerous types of device mix and volume usage by our customers in the various market segments and applications.  We work closely with leading manufacturers of programmable devices to develop our products to meet the requirements of a particular device.  Our newer products are positioned and recognized as some of the most advanced programming and provisioning equipment and associated IP management solutions.

Our programming solutions include a broad range of products, systems, modules and accessories, grouped into two general categories: automated programming systems and manual programming systems.  We provide two categories of automated programming systems: off-line and in-line.  Our PSV family of automated programming systems delivers a broad range of programming capacity and capability to the marketplace.  Our PSV7000 Automated Programming System continues to be adopted in the marketplace, in particular for automotive electronics customers.  Our PSV5000 automated programming system combines mid-range capacity and flexibility with competitive pricing.  Our PSV3000 Automated Programming System, developed for the Asian automation market, is a lower cost platform for basic programming needs.  Our PSV family of handlers has won multiple industry awards for technical excellence and innovation.  In 2018 our Lumen®X programmer won five industry awards for Universal Flash Storage (“UFS”) support.  Our ConneX® software won the 2017 Circuits Assembly NPI Award, the EM Asia Innovation Award and the SMT China Vision Award.  Our SentriX® security provisioning system won the Global Technology Award at Productronica in November 2017 and the Embedded Award for Innovation at the Embedded World show in February 2018.  Our Job Composer software for LumenX won the Circuits Assembly NPI Award in January 2019.

Our automated systems have list selling prices ranging from $50,000 to $550,000 and our manual systems have list selling prices ranging from $4,500 to $30,000.  Our security provisioning system, Sentrix, is currently offered for security provisioning on a pay per use basis.

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

Sales Percentage of Total Sales Breakdown by Type
Sales Type	2018	2017	Drivers
Equipment Sales	65%	71%	Capacity, Process improvement, Technology
Adapter Sales	24%	22%	Capacity utilization, New customer products
Software and Maintenance Sales	11%	7%	Installed base, Added capabilities
Total	100%	100%

The table below presents our main products and the key features that benefit our customers:

Products	Key Features	Customer Benefits
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

•         Supports LumenX and FlashCORE III programmers

•         Supports multiple media types

•         Supports quality options – fiber laser marking, 3D coplanarity

•         ConneX Factory Integration & other Software

•         Managed and secure programming

•         High throughput for high density Flash programming

•         High flexibility with respect to I/O options (tray, tape, tube), marking/labeling and vision for coplanarity inspection

SentriX Security Provisioning System	• Unique Ability to securely provision keys and certificates one device at a time • Pay per use model reduces capital spending requirements as the market develops.	• Create Secure IoT devices across a global network • Maintain IP control over the lifecycle of their products
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

•         Increasing use of high-density flash to provide memory for advanced applications that require programming

•         Increasing complexity to support autonomous vehicles

•         Increasing need for security solutions for a secure supply chain and lifecycle firmware integrity

Growth drivers for IoT: including industrial, consumer electronics and wireless

•         Securely controlling groups of connected devices through a secure supply chain and lifecycle firmware integrity management

•         Adding intelligence and processing into devices

•         Connecting previously unconnected devices to networks and the internet (such as intelligent thermostats and lighting)

•         Emergence of new devices and applications (such as wearables)

During 2018, we sold products to over 200 customers throughout the world. The following customers represented greater than 10% of sales in the applicable year:

2018       Two customers, Bosch, an Automotive Electronics OEM, and Data Copy Limited, a distributor in China, accounted for approximately 16% and 13% of net sales, respectively.

2017       One customer, Data Copy Limited, a distributor in China, accounted for approximately 15% of net sales.

2016       Four customers, Data Copy Limited, Arrow, Bosch and BTV, accounted for approximately 16%, 13%, 11% and 10% of net sales, respectively.  Arrow and BTV are Programming Centers.

The following customers represented greater than 10% of our consolidated accounts receivable balance as of December 31 of the applicable year:

2018       Three customers accounted for greater than 10% of our consolidated accounts receivable balance at December 31, 2018: Systemation, Continental and Semitron represented 12%, 12% and 11% of that balance, respectively.

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

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives and direct telesales.  Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by us.  Net sales in the United States for 2018, 2017 and 2016 were (in millions) $3.4, $2.9 and $2.9, respectively.  Some of our customers’ orders delivered internationally are heavily influenced by U.S. sales based efforts.

International Sales

International sales represented approximately 88%, 92% and 88% of net sales in 2018, 2017, and 2016, respectively.  We make foreign sales through our wholly-owned subsidiaries in Germany and China, as well as through independent distributors and sales representatives operating in 44 other countries.  Our independent foreign distributors purchase our products for resale and we generally recognize the sale at the time of shipment to the distributor.  As with U.S. sales representatives, sales made by international sales representatives are on an agency basis, with sales made directly to the customer by us.

Net international sales for 2018, 2017, and 2016 were (in millions) $25.8, $31.2 and $20.5, respectively.  We determine international sales by the international geographic destination into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers.  International sales do not include transfers between Data I/O and our foreign subsidiaries.  Export sales are subject to U.S. Department of Commerce regulations.  We have not, however, experienced difficulties to date as a result of these requirements.  Certain products (such as Sentrix) may require export licenses due to the technology contained and the country to which they would be shipped.  We have not made sales to Iran or any Iranian governmental entities or any other blacklisted companies or countries.

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

Competition

The competition in the programming systems market is highly fragmented with a small number of organizations selling directly competitive solutions and a large number of smaller organizations offering less expensive solutions.  In particular, low cost automated solutions have gained market share in recent years, where the competition is primarily based on price.  Typically, their equipment meets a “good enough” standard, but with reduced quality, traceability, security and other software features such as factory integration software.  Many of these competitors compete on a regional basis, with local language and support. Although competition in the security provisioning market is developing, we expect competition in the market to increase as security provision becomes more important.

In addition, we compete with multiple substitute forms of device programming including “home grown” solutions.  Programming after device placement may be done with In Circuit Test (“ICT”) and In System Programming (“ISP”).  Some automotive products may also be programmed over the air (“OTA”).  IoT devices may also be programmed with ICT, ISP or OTA.  In addition, new security devices may be required to be programmed using device-specific programmers developed by the semiconductor manufacturer.

While we are not aware of any published industry market information covering the programming systems or security provisioning market, according to our internal analysis of competitors’ revenues, we believe we continue to be the largest competitor in the programming systems equipment market and have been gaining market share in recent years, especially with our new products.

Manufacturing, Raw Materials and Backlog

We strive to manufacture and provide the best solutions for advanced programming.  We primarily assemble and test our products at our principal facilities in Redmond, Washington and Shanghai, China.  Both of these locations are ISO 9001:2015 certified.  We outsource our circuit board manufacturing and fabrication.  We use a combination of standard components and fabricated parts manufactured to our specifications.  Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer and security provisioning subassemblies, custom integrated circuits, hybrid circuits and connectors, are purchased from single sources.  We believe that additional sources can be developed for present single-source components without significant difficulties.  We cannot be sure that single-source components will always continue to be readily available.  If we cannot develop alternative sources for these components, or if we experience deterioration in relationships with these suppliers, there may be price increases, minimum order quantities, costs associated with integrating alternatively sourced parts, and delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty, except for contracts calling for custom configuration.  To date, such cancellations have not had a material effect on our sales volume.  To meet customers’ delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders.  Most orders are scheduled for delivery within 1 to 90 days after receipt of the order.  Our backlog of pending orders was approximately (in millions) $1.9, $4.0 and $3.2 as of December 31, 2018, 2017, and 2016, respectively.  The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

Research and Development

We believe that continued investment in research and development is critical to our future success.  We continue to develop new technologies and products and enhance existing products.  Future growth is, to a large extent, dependent upon the timely development and introduction of new products, as well as the development of technology and algorithms to support the latest programmable devices.  Where possible, we may pursue partnerships and other strategic relationships to add new products, capabilities and services, particularly in security provisioning.  We are currently focusing our research and development efforts on strategic growth markets, including automotive electronics and the IoT. We are continuing to develop technology to securely program new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers. We plan to deliver new programming technology, automated handling systems and enhancements for managed and secure programming in the manufacturing environment.  We also continue to focus on increasing our capacity and responsiveness for new device support requests from customers and programmable integrated circuit manufacturers by revising and enhancing our internal processes and tools.  Our research and development efforts have resulted in the release of significant new products and product enhancements over the past several years.

During 2018, 2017, and 2016, we made expenditures for research and development of (in millions) $7.4, $6.9, and $5.1, respectively, representing 25.2%, 20.3%, and 21.6% of net sales, respectively.  Research and development costs are generally expensed as incurred.

Patents, Copyrights, Trademarks and Licenses

We rely on a combination of patents, copyrights, trade secrets and trademarks to protect our IP, as well as product development and marketing skill to establish and protect our market position.  We continue to apply for and add new patents to our patent portfolio as we develop strategic new technologies.

We attempt to protect our rights in proprietary software, including Lumen®X software, Flashcore software, TaskLink software, ConneX smart programming software and other software products, by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in our licenses, and by requiring our employees to execute non-disclosure agreements.  Our software products are not typically sold separately from sales of programming systems.  However, on those occasions where software is sold separately, revenue is recognized when a sales agreement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, portions of our products might infringe upon existing patents or copyrights, and we may be required to obtain licenses or discontinue the use of the infringing technology.  We believe that any exposure we may have regarding possible infringement claims is a reasonable business risk similar to that assumed by other companies in the electronic equipment and software industries.  However, any claim of infringement, with or without merit, could be costly and a diversion of management’s attention, and an adverse determination could adversely affect our reputation, preclude us from offering certain products, and subject us to substantial liability.  As of December 31, 2018, there were no pending actions regarding infringement claims.

Employees

As of December 31, 2018, we had a total of 102 employees, of which 48 were located outside the U.S. and 7 of which were part time.  We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand and for special projects.  Many of our employees are highly skilled and trained and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry.  None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable.  In foreign countries we have employment agreements or, in China, the Shanghai Foreign Services Co., Ltd. (“FSCO”) labor agreement.

Environmental Compliance

Our facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment.  Compliance with environmental laws has not had, nor is it expected to have, a material effect on our capital expenditures, financial position, results of operations or competitive position.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 23, 2018:

Name	Age	Position

Anthony Ambrose	57	President and Chief Executive Officer

Joel S. Hatlen	60	Vice President, Chief Operating and Financial Officer, Secretary and Treasurer

Rajeev Gulati	55	Chief Technology Officer, Vice President of Engineering

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

Item 1A.  Risk Factors

Cautionary Factors That May Affect Future Results

Our disclosure and analysis in this Annual Report contains some forward-looking statements.  Forward-looking statements include our current expectations or forecasts of future events.  The reader can identify these statements by the fact that they do not relate strictly to historical or current facts.  In particular, these include statements relating to future action, prospective products, expected market growth, new technologies and trends, industry partnerships, foreign operations, economic expectations, future performance or results of current and anticipated products, sales efforts, expenses, outcome of contingencies, impact of regulatory requirements, tariffs and financial results.

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

RISK FACTORS:

TARIFFS AND TRADE ISSUES

Changes in tariffs and trade issues may adversely affect our business, including revenues and/or gross margins.

We produce products in the United States and China.  Currently, certain of our products are subject to tariffs imposed by one country on goods manufactured in the other country.  We are aware of proposals to increase tariff rates and to subject additional items to tariffs, which could impact our costs, revenues and the competitiveness of our products due to our manufacturing locations.  Trade and tariff issues are creating business uncertainty and may spread to and impact other jurisdictions.

NEW PRODUCTS OR SERVICES

We are pursuing new product or service initiatives, and business models that may develop more slowly and/or to a lesser extent than expected

In order to lead in new and potentially lucrative market opportunities, for example in security provisioning of programmable devices, circuit boards and electronic systems, we must invest ahead of others while the market is developing and uncertain.  Because of the lengthy time to market from design to production insecurity provisioning, if these markets develop more slowly than planned, then we may not achieve our expected return on investment in new technologies and this may affect the results of our existing business.

In the security provisioning area, we have introduced a new pay per use business model that may not be accepted by our customers who are accustomed to paying for capital equipment upfront, rather than paying per use charges.

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

Product and service technology in our industry evolves rapidly, making timely product innovation essential to success in the marketplace.  Introducing products and services with improved technologies or features may render our existing products obsolete and unmarketable.  Technological advances and trends that may negatively impact our business include:

•         new device package types, densities, chip interfaces and technologies requiring hardware and software changes in order to be programmed by our products, particularly certain segments of the high density flash memory markets where after placement programming is recommended by the semiconductor manufacturers

•         reduction in semiconductor process geometries for certain 3 Dimensional (3D), Multi Level Cell (MLC) and Triple Level Cell (TLC) NAND and eMMC FLASH memories impact the product data retention through Surface Mount Technology (SMT) reflow or X-ray inspection.  Improper SMT process control can negatively impact the end customer’s ability to successfully program devices prior to placement in manufacturing.  This can cause them to change their programing methods away from pre-programming to post placement programming techniques, including ISP.  Data I/O is working with semiconductor manufacturers to develop best practices to minimize the impact of reflow and potential concerns about X-ray induced data loss.

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

Failure to adapt to increasing automotive electronics customer requirements

Concentration in Automotive Electronics and our orders related to automotive electronics customers increased to 60% in 2018, from 54% in 2017, and 47% in 2016.  As we become more concentrated on automotive electronics customers, any decrease in demand from these customers may materially impact our results, as it will take some time to transition our product line to other markets.  Quality standards and business requirements by our automotive electronics customers, driven in turn by their automotive manufacturer customers, may demand processes, and certifications at a higher level than we currently are structured to provide.  For example, although we currently meet the ISO 9001:2015 standard, new quality standards may be demanded by our customers with even more rigorous requirements.  In addition, contractual provisions may expose us to greater potential liability and costs and we may be required to provide higher service levels than we currently provide.  If we cannot adapt to these industry requirements or manage these contractual provisions, our business may be adversely affected.

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

For example, we may encounter these problems:

•         technical problems in the development of a new programming and/or provisioning systems platform or the robotics for new automated handing systems

•         inability to hire qualified personnel or turnover in existing personnel or inability to engage or retain key technology partners

•         delays or failures to perform by us or third parties, including some smaller early stage or recently acquired companies, involved in our development projects

•         dependence on large semiconductor companies for cooperation and support to securely provision their devices. These companies must enable us with specific technical information, and support Data I/O as a qualified solution to their customers and channel partners.

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

We rely on patents, copyrights, trade secrets and trademarks to protect our IP, as well as product development and marketing skill to establish and protect our market position.  In particular, patents are a key part of our security provisioning strategy.  We attempt to protect our rights in proprietary software products, including our user interface, product firmware, software module options and other software products by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in our licenses, and by requiring our employees to execute non-disclosure agreements.

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

THIRD PARTY RELATIONSHIPS

If we do not develop, enhance and retain our relationships with security partners, our business may be adversely affected and we may not be able to timely develop new and cost effective managed and secure programming solutions.

As we enter new areas in managed and secure programming, we need to complement our skills and expertise with partners’ expertise in security.  Some of these partners are early stage companies that are operating with more limited capital and/or management expertise than established firms or recently acquired firms that may have different priorities.  Other partners are very large companies where prioritizing work with us may be difficult in light of competing priorities.  For some of our then earlier stage partners, we have obtained unique product features and capabilities in exchange for NRE payments, pre-paid royalties, marketing incentives and sales cooperation. If these unique features and capabilities are no longer available, we will face more competition. If our partners are unable to develop and deliver solutions that we need to integrate into our managed and secure programming solutions, our products might be delayed, we might have to locate alternate partners and suppliers or develop the technology ourselves, and we would still be responsible for paying any related pre-paid royalties or NRE payments.

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

International sales represented approximately 88%, 92% and 88% of net sales in 2018, 2017, and 2016, respectively.  We expect that international sales will continue to be a significant portion of our net revenue.  International sales may fluctuate due to various factors, including:

•         fluctuations in foreign currency exchange rates because 88% of our sales are to international markets, volatile exchange rates may also impact our competiveness and margins

•         economic uncertainty related to the European sovereign debt situation

•         migration of manufacturing to low cost geographies

•         unexpected changes in regulatory requirements, including Brexit

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

We have subsidiaries in Germany, China, Brazil and Canada and large balances of cash are in our foreign subsidiaries.  Our business and financial condition is sensitive to currency exchange rates and any restrictions imposed on their currencies including restrictions on repatriations of cash.  Any repatriation of cash could result in tax costs and corresponding deferred tax assets with related tax valuation allowances.  Currency exchange fluctuations in these countries may adversely affect our investment in our subsidiaries.

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

We have incurred operating losses in three of the last ten years.  We operate in a cyclical industry.  We will continue to examine our level of operating expense based upon our projected revenues.  Any planned increases in operating expenses may result in losses in future periods if projected revenues are not achieved.  As a result, we may need to generate greater revenues than we have recently in order to maintain profitability.  However, we cannot provide assurance that our revenues will continue to increase and our business strategies may not be successful, resulting in future losses.

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

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  In the event we require additional cash for U.S. operations or other needs, we may choose to repatriate some, or all, of the $6.4 million held in our foreign subsidiaries.  Although we have no current repatriation plans, there may be tax, legal and other impediments to any repatriation actions.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

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

The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet or we may fall out of compliance with, such as the internal controls auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not currently required to comply as we are a smaller reporting company.  We assume that we will continue to have the status of a smaller reporting company based on the aggregate market value of the voting and non-voting shares held as of June 30, 2018.  If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

During the third quarter of 2017, we amended our lease agreement for the Redmond, Washington headquarters facility, extending the lease to July 31, 2022, waiving a potential space give back provision and receiving lease inducement incentives.  Previously on June 8, 2015 the lease had been amended to relocate our headquarters to a nearby building and lower the square footage to approximately 20,460.  The lease base annual rental payments during 2018 and 2017 were approximately $341,000 and $303,000, respectively.

In addition to the Redmond facility, approximately 24,000 square feet is leased at two foreign locations, including our sales, service, operations and engineering office located in Shanghai, China, and our German sales, service and engineering office located near Munich, Germany.

We signed a lease agreement effective November 1, 2015 that extends through October 31, 2021 for a facility located in Shanghai, China.  This lease is for approximately 19,400 square feet.  The lease base annual rental payments during 2018 and 2017 were approximately $288,000 and $276,000, respectively.

During the fourth quarter of 2016, we signed a lease agreement for a new facility located near Munich, Germany which was effective March 1, 2017 and extends through February 28, 2022.  This lease is for approximately 4,895 square feet.  The lease base annual rental payments during 2018 and 2017 were approximately $67,000 and $64,000, respectively.

Item 3.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of December 31, 2018, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the NASDAQ Capital Market (NASDAQ symbol is DAIO).  The closing price was $5.00 on December 31, 2018.

The approximate number of shareholders of record as of March 21, 2019 was 435.

Except for special cash dividend of $4.15 per share paid on March 8, 1989, we have not paid cash dividends on our Common Stock and do not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by us during the periods ended December 31, 2018, 2017 or 2016.

See Item 12 for the Equity Compensation Plan Information.

iSSUER pURCHASES OF eQUITY sECURITIES

On October 31, 2018, our Board of Directors approved a share repurchase program with provisions to buy back up to $2 million of our stock during the period from November 1, 2018 through October 31, 2019.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period.  For the quarter and year ended December 31, 2018, 101,975 shares of stock were repurchased at an average price of $5.23 for a total of $533,463 plus $2,067 in commissions and charges.

The following is a summary of the stock repurchase program from November 1, 2018 through December 31, 2018:

Repurchases by Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program

December 2018	101,975	$5.23	101,975	$1,466,537

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

OVERVIEW

We continued our focus on automotive electronics and managing the core programming business for growth and profitability, while developing and enhancing products, particularly in security provisioning, to drive future revenue and earnings growth as we invest resources in the security provisioning market.  Our challenge continues to be operating in a cyclical and rapidly evolving industry environment.  We are continuing our efforts to balance industry changes, industry partnerships, new technologies, business geography shifts, exchange rate volatility, trade issues and tariffs, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.  We continue to manage our costs carefully and execute strategies for cost reduction.

We are focusing our research and development efforts in our strategic growth markets, namely automotive electronics and IoT new programming technologies, secure supply chain solutions, automated programming systems and their enhancements for the manufacturing environment and software. We are currently focusing our research and development efforts on strategic growth markets, including automotive electronics and IoT. We are developing technology to securely provision new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers. We plan to deliver new programming technology and automated handling systems for managed and secure programming in the manufacturing environment.  We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including various configurations of NAND Flash, e-MMC, UFS and microcontrollers on our newer products.

Our customer focus has been on global and strategic high volume manufacturers in key market segments like automotive electronics, IoT, industrial controls and consumer electronics as well as programming centers.

cRITICAL aCCOUNTING pOLICY jUDGMENTS AND eSTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, sales returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring charges, contingencies such as litigation and contract terms that have multiple elements and other complexities typical in the capital equipment industry.  We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

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

Our basic revenue recognition remains essentially the same as it was in 2017.  The adoption of Topic 606 did not have a material impact on our 2018 financial statement line items, either individually or in the aggregate, and would not have been material to 2017 financial results. We have elected the practical expedient to expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year.  During 2018, the impact of capitalization of incremental costs for obtaining contracts was $8,193.  We have made a sales tax policy election to exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

We recognize revenue upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.  We have determined that our programming equipment has reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be a separate performance obligation.  These systems are standard products with published product specifications and are configurable with standard options.  The evidence that these systems could be deemed as accepted was based upon having standardized factory production of the units, results from batteries of tests of product performance to our published specifications, quality inspections and installation standardization, as well as past product operation validation with the customer and the history provided by our installed base of products upon which the current versions were based.

The revenue related to products requiring installation that is perfunctory is recognized upon transfer of control of the product to customers, which generally is at the time of shipment.  Installation that is considered perfunctory includes any installation that is expected to be performed by other parties, such as distributors, other vendors, or the customers themselves.  This takes into account the complexity, skill and training needed as well as customer expectations regarding installation.

We enter into arrangements with multiple performance obligations that arise during the sale of a system that includes an installation component, a service and support component and a software maintenance component.  The transaction price is allocated to the separate performance obligations on relative standalone sales price.  We allocate the transaction price of each element based on relative selling prices.  Relative selling price is based on the selling price of the standalone system.  For the installation and service and support performance obligations, we use the value of the discount given to distributors who perform these components.  For software maintenance performance obligations, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is recognized on the system sale based on shipping terms, installation revenue is recognized after the installation is performed, and hardware service and support and software maintenance revenue is recognized ratably over the term of the agreement, typically one year.  Deferred revenue includes service, support and maintenance contracts and represents the undelivered performance obligation of agreements that are typically for one year.

When we sell software separately, we recognize revenue upon the transfer of control of the software, which is generally upon shipment, provided that only inconsequential performance obligations remain on our part and substantive acceptance conditions, if any, have been met.

We recognize revenue when there is an approved contract that both parties are committed to perform, both parties rights have been identified, the contract has substance,  collection of substantially all the consideration is probable, the transaction price has been determined and allocated over the performance obligations, the performance obligations including substantive acceptance conditions, if any, in the contract have been met, the obligation is not contingent on resale of the product, the buyer’s obligation would not be changed in the event of theft, physical destruction or damage to the product, the buyer acquiring the product for resale has economic substance apart from us and we do not have significant obligations for future performance to directly bring about the resale of the product by the buyer.  We establish a reserve for sales returns based on historical trends in product returns and estimates for new items.  Payment terms are generally 30 days from shipment.

We transfer certain products out of service from their internal use and make them available for sale.  The products transferred are typically our standard products in one of the following areas: service loaners, rental or test units; engineering test units; or sales demonstration equipment.  Once transferred, the equipment is sold by our regular sales channels as used equipment inventory.  These product units often involve refurbishing and an equipment warranty, and are conducted as sales in our normal and ordinary course of business.  The transfer amount is the product unit’s net book value and the sale transaction is accounted for as revenue and cost of goods sold.

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

Tax Valuation Allowances:  Given the uncertainty created by our loss history, as well as the ongoing cyclical uncertain economic outlook for our industry and capital and geographic spending as well as income and net deferred tax assets by entity and country, we expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances.  At the current time, we expect, therefore, that reversals of the tax valuation allowance will take place as we are able to take advantage of the underlying tax loss or other attributes in carry forward or their use by future income or circumstances allow us to realize these attributes.  The transfer pricing and expense or cost sharing arrangements are complex areas where judgments, such as the determination of arms-length arrangements, can be subject to challenges by different tax jurisdictions.

Share-based Compensation:  We account for share-based awards made to our employees and directors, including employee stock option awards and restricted stock unit awards, using the estimated grant date fair value method of accounting.  For options, we estimate the fair value using the Black-Scholes valuation model and an estimated forfeiture rate, which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.  The expected stock price volatility assumption was determined using the historical volatility of our common stock.  Changes in the subjective assumptions required in the valuation model may significantly affect the estimated value of the awards, the related stock-based compensation expense and, consequently, our results of operations.  Restricted stock unit awards are valued based on the average of the high and low price on the date of the grant and an estimated forfeiture rate.  For both options and restricted awards, expense is recognized as compensation expense on the straight-line basis.  Employee Stock Purchase Plan (“ESPP”) shares were issued under provisions that do not require us to record any equity compensation expense.

Results of Operations:

Net Sales

Net sales by product line	2018	Change	2017
(in thousands)
Automated programming systems	$23,252	(16.5%)	$27,854
Non-automated programming systems	5,972	(3.6%)	6,197
Total programming systems	$29,224	(14.2%)	$34,051

Net sales by location	2018	Change	2017
(in thousands)
United States	$3,436	19.6%	$2,874
% of total	11.8%		8.4%
International	$25,788	(17.3%)	$31,177
% of total	88.2%		91.6%

Net sales by type	2018	Change	2017
(in thousands)
Equipment Sales	$19,002	(21.7%)	$24,267
Adapter Sales	6,954	(6.3%)	7,418
Software and Maintenance Sales	3,268	38.1%	2,366
Total	$29,224	(14.2%)	$34,051

Net sales for the year ended December 31, 2018 declined approximately 14% to $29.2 million compared to 2017 primarily as a result of strong Automotive Electronics and Programming Center cyclical demand during 2017, with the decline related particularly to programming center customers.  On a regional basis, net sales decreased approximately 18% in the Americas, 11% in Europe and 16% in Asia.

Order bookings were $27.0 million for 2018, down approximately 21% compared to $34.3 million in 2017.  Backlog at December 31, 2018 and 2017 was $1.9 million and $4.0 million, respectively.  Deferred revenue was $1.6 million on December 31, 2018 compared to $1.9 million at December 31, 2017.

Gross Margin

	2018	Change	2017
(in thousands)
Gross margin	$17,356	(13.5%)	$20,059
Percentage of net sales	59.4%		58.9%

Gross margin as a percentage of sales for the year ended December 31, 2018 was 59.4%, compared to 58.9% in 2017.  The improvement was primarily due to ongoing cost reduction efforts offset in part by unfavorable currency translation.

Research and Development

	2018	Change	2017
(in thousands)
Research and development	$7,361	6.7%	$6,896
Percentage of net sales	25.2%		20.3%

Research and development (“R&D”) expense increased $465,000 for the year ended December 31, 2018 compared to 2017.  The increase was primarily related to higher employee related costs and contract labor, offset in part by lower incentive compensation.  R&D as a percentage of sales increased primarily due to the decline in 2018 sales.

We believe it is essential to invest in R&D to significantly enhance our existing products and to create new products as markets develop and technologies change.  In addition to product development, a significant part of R&D spending is on creating software and support for new devices introduced by the semiconductor companies.  We are currently focusing our research and development efforts on strategic growth markets, including automotive electronics and IoT.  We are developing technology to securely program new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers. We delivered new enhanced programming technology and automated handling systems for managed and secure programming in the manufacturing environment and extending the capabilities and support for our programmer architecture.  Our R&D spending fluctuates based on the number, type, and the development stage of our product initiatives and projects.

Selling, General and Administrative

	2018	Change	2017
(in thousands)
Selling, general & administrative	$8,257	1.7%	$8,116
Percentage of net sales	28.3%		23.8%

Selling, General and Administrative (“SG&A”) expenses increased $141,000 for the year ended December 31, 2018 compared to 2017.  The increase was primarily related to higher employee related costs, facilities and depreciation, offset in part by lower incentive compensation and sales commissions.

Interest

	2018	Change	2017
(in thousands)
Interest income	$37	27.6%	$29

Interest income was higher for the year ended December 31, 2018 compared to 2017, primarily due to higher invested cash balances.

INCOME TAXES

	2018	Change	2017
(in thousands)
Income tax (expense) benefit	($291)	*	$288
* not meaningful

Income tax (expense) increased by $579,000 for the year ended December 31, 2018 compared to 2017.   The increase was primarily a result of the Tax Cuts and Jobs Act of 2017, when we recorded the impact of a $531,000 net benefit in the fourth quarter of 2017.  This was made up of $67,000 of additional tax relating to the “deemed repatriation” of previously deferred foreign subsidiary “post 1986 Earnings & Profits”, and recognizing a tax benefit of $598,000 related to refundable “Alternative Minimum Tax Credits” in carryforward.  Income tax (expense) in 2018 is primarily the result of foreign subsidiary income tax and minimal US state income tax.

The effective tax rate for 2018 of 15.3% differed from the statutory tax rates in our tax reporting jurisdictions primarily due to the effect of valuation allowances as well as foreign tax incentives and credits.  We have a valuation allowance of $7.0 million and $6.8 million as of December 31, 2018 and 2017, respectively.  Our deferred tax assets and valuation allowance have been reduced by approximately $308,000 and $272,000 associated with the requirements of accounting for uncertain tax positions as of December 31, 2018 and 2017, respectively.  Given the uncertainty created by our loss history and the limited current taxable income in the U.S. which is where most of our net deferred tax assets are located, and the ongoing uncertain economic outlook for our industry as well as capital and geographic spending, we currently expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

GAIN ON SALE OF ASSETS

During the years 2018 and 2017, we sold non-core excess internet domain addresses and recorded a non-operating gain of $19,000 and $366,000 net of commissions, respectively.  Substantially all of our non-core excess internet domain addresses have been sold.

Inflation and changes in Foreign currency exchange rates

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates of exchange during the year.  We recognized foreign currency transaction gains and (losses) of $103,000 and ($281,000) in 2018 and 2017, respectively.  The transaction gains or losses resulted primarily from translation adjustments to foreign inter-company accounts and U.S. Dollar accounts held by foreign subsidiaries and sales by our German subsidiary to certain customers, which were invoiced in U.S. Dollars.  Because approximately 88% of our sales are to international markets, volatile exchange rates may also impact our competiveness and margins.

Financial Condition:

Liquidity and Capital Resources

	2018	Change	2017
(in thousands)
Working capital	$21,065	$1,579	$19,486

At December 31, 2018, our principal sources of liquidity consisted of existing cash and cash equivalents which increased primarily due to the net income for the year and stock based compensation and depreciation (non-cash expenses) offset in part by share repurchases under the share repurchase program.  These drove our working capital to increase by $1.6 million for the year ended December 31, 2018 to $21.1 million.  Our working capital composition shifted as a result of inventory growth and lower accrued liabilities.  Our current ratio was 4.1 and 3.5 for December 31, 2018 and 2017, respectively.

For the year ended December 31, 2018, our cash position decreased $198,000 generally resulting from the same factors above.

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

As a result of our significant product development, customer support, selling and marketing efforts, we have required substantial working capital to fund our operations.  In 2018 and recent years, we have managed balancing profitable operations, while addressing rising costs, tariffs and foreign exchange rate challenges.  This included geographic shifts in our operations, optimized real estate usage strategies and differentiated product development and cost strategies.

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one year period.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash at that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

OFF-balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 7, “Operating Lease Commitments” and Note 8, “Other Commitments”, we had no off-balance sheet arrangements.

Share repurchase programs

On October 31, 2018, our Board of Directors approved a share repurchase program with provisions to buy back up to $2 million of our stock during the period from November 1, 2018 through October 31, 2019.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period.  For the year ended December 31, 2017, 101,975 shares of stock were repurchased at an average price of $5.23 for a total of $533,463 plus $2,067 in commissions and charges.

The following is a summary of the stock repurchase program from November 1, 2018 through December 31, 2018:

Repurchases by Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program

December 2018	101,975	$5.23	101,975	$1,466,537

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

	Year Ended December 31,
	2018	2017
(in thousands)
Net Income	$1,606	$5,449
Interest (income)	(37)	(29)
Taxes	291	(288)
Depreciation & amortization	955	822
EBITDA earnings	$2,815	$5,954

Equity compensation	1,230	714
Adjusted EBITDA earnings excluding
equity compensation	$4,045	$6,668

NEW ACCOUNTING PRONOUNCEMENTS

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02).  ASU 2016-02 requires lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability and requires leases to be classified as either an operating or a financing lease. The standard excludes leases of intangible assets or inventory.  ASU 2018-11 provides lessors with a limited practical expedient.  This standard became effective and we adopted the leasing standard as of January 1, 2019.  We are continuing to evaluate the expected impact of ASC 842 on our consolidated financial statements, but anticipate that, among other things, the required recognition by a lessee of a lease liability and related right-of-use asset for operating leases will increase both the assets and liabilities recognized and reported on our balance sheet as of the adoption date. We are also continuing to evaluate the available practical expedients and our adoption method for this new standard. We anticipate that our internal control framework will not materially change upon adoption of ASC 842, but certain existing internal controls will be modified and augmented, as necessary, effective as of December 31, 2018.  When adopted, we expect to recognize a lease asset and liability related to the lessee provisions under ASC 842 of approximately $2.6 million with approximately $700,000 and $1.9 million of short term and long term liabilities respectively as of January 1, 2019.  Our leases include facilities in Redmond, Washington, and in the Shanghai and Munich areas, as well as a small amount of office equipment and automobiles.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

See pages 28 through 45.

report of Independent REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Data I/O Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Data I/O Corporation (a Washington corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Seattle, Washington

March 28, 2019

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2018	December 31, 2017

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,343	$18,541
Trade accounts receivable, net of allowance for
doubtful accounts of $75 and $73, respectively	3,771	3,769
Inventories	5,185	4,168
Other current assets	621	708
TOTAL CURRENT ASSETS	27,920	27,186

Property, plant and equipment – net	1,985	2,458
Income tax receivable	598	598
Other assets	220	45
TOTAL ASSETS	$30,723	$30,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,755	$1,301
Accrued compensation	2,872	3,536
Deferred revenue	1,392	1,787
Other accrued liabilities	789	858
Income taxes payable	47	218
TOTAL CURRENT LIABILITIES	6,855	7,700

Long-term other payables	511	527

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,338,628 shares as of December 31,
2018 and 8,276,813 shares as of December 31, 2017	19,254	18,989
Accumulated earnings	3,695	2,089
Accumulated other comprehensive income	408	982
TOTAL STOCKHOLDERS’ EQUITY	23,357	22,060
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,723	$30,287

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2018	2017

Net Sales	$29,224	$34,051
Cost of goods sold	11,868	13,992
Gross margin	17,356	20,059
Operating expenses:
Research and development	7,361	6,896
Selling, general and administrative	8,257	8,116
Total operating expenses	15,618	15,012
Operating income	1,738	5,047
Non-operating income (expense):
Interest income	37	29
Gain on sale of assets	19	366
Foreign currency transaction gain (loss)	103	(281)
Total non-operating income	159	114
Income before income taxes	1,897	5,161
Income tax (expense) benefit	(291)	288
Net income	$1,606	$5,449

Basic earnings per share	$0.19	$0.67
Diluted earnings per share	$0.19	$0.65
Weighted-average basic shares	8,378	8,149
Weighted-average diluted shares	8,514	8,436

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2018	2017

Net Income	$1,606	$5,449
Other comprehensive income:
Foreign currency translation gain (loss)	(574)	794
Comprehensive income	$1,032	$6,243

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Accumulated
	Common Stock		Retained	and Other	Total
			Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2016	8,015,746	$19,204	($3,360)	$188	$16,032
Stock options exercised	131,065	(549)	-	-	(549)
Repurchased shares	-	-	-	-	-
Stock awards issued, net of tax withholding	128,262	(401)	-	-	(401)
Issuance of stock through: Employee Stock Purchase Plan	1,740	12	-	-	12
Share-based compensation	-	723	-	-	723
Net income	-	-	5,449	-	5,449
Other comprehensive income gain (loss)	-	-	-	794	794
Balance at December 31, 2017	8,276,813	$18,989	$2,089	$982	$22,060

Stock options exercised	10,052	-			-
Repurchased shares	(101,975)	(536)			(536)
Stock awards issued, net of tax withholding	150,726	(448)	-	-	(448)
Issuance of stock through: Employee Stock Purchase Plan	3,012	19	-	-	19
Share-based compensation	-	1,230	-	-	1,230
Net income	-	-	1,606	-	1,606
Other comprehensive income gain (loss)	-	-	-	(574)	(574)
Balance at December 31, 2018	8,338,628	$19,254	$3,695	$408	$23,357

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,606	$5,449
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	955	822
Gain on sale of assets	(19)	(366)
Equipment transferred to cost of goods sold	423	749
Share-based compensation	1,230	714
Net change in:
Trade accounts receivable	(78)	1,215
Inventories	(1,135)	59
Other current assets	72	(198)
Accounts payable and accrued liabilities	(397)	1,520
Deferred revenue	(288)	(247)
Other long-term liabilities	(82)	(11)
Deposits and other long-term assets	(175)	(580)
Net cash provided by (used in) operating activities	2,112	9,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(907)	(2,154)
Net proceeds from sale of assets	19	366
Cash provided by (used in) investing activities	(888)	(1,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments
for shares withheld to cover tax	(966)	(939)
Cash provided by (used in) financing activities	(966)	(939)
Increase (decrease) in cash and cash equivalents	258	6,399

Effects of exchange rate changes on cash	(456)	571
Cash and cash equivalents at beginning of period	18,541	11,571
Cash and cash equivalents at end of period	$18,343	$18,541

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$463	$127

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

Significant estimates include:

  Revenue Recognition
  Allowance for Doubtful Accounts
  Inventory
  Warranty Accruals
  Tax Valuation Allowances
  Share-based Compensation

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at the exchange rate on the balance sheet date.  Revenues, costs and expenses of foreign subsidiaries are translated at average rates of exchange prevailing during the year.  Translation adjustments resulting from this process are charged or credited to stockholders’ equity.  Realized and unrealized gains and losses resulting from the effects of changes in exchange rates on assets and liabilities denominated in foreign currencies are included in non-operating expense as foreign currency transaction gains and losses.

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of 90 days or less are considered cash equivalents.  We maintain our cash and cash equivalents with major financial institutions in the United States of America, which are insured by the Federal Deposit Insurance Corporation (FDIC), and in foreign jurisdictions.  Deposits in U.S. banks exceed the FDIC insurance limit.  We have not experienced any losses on our cash and cash equivalents.  Cash and cash equivalents held in foreign bank accounts, primarily China, Germany and Canada, totaled (in millions) $6.4 at December 31, 2018 and $6.2 at December 31, 2017.

Fair Value of Financial Instruments

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature.  These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other short-term liabilities.

Accounts Receivable

The majority of our accounts receivable are due from companies in the electronics manufacturing industries.  Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts receivable are typically due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  Accounts receivable outstanding longer than the contractual payment terms are considered past due.  We determine the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the industry and geographic payment practices involved, our previous bad debt experience, the customer’s current ability to pay their obligation to us, and the condition of the general economy and the industry as a whole.  We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.  Interest may be charged, at the discretion of management and according to our standard sales terms, beginning on the day after the due date of the receivable.  However, interest income is subsequently recognized on these accounts either to the extent cash is received, or when the future collection of interest and the receivable balance is considered probable by management.

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

We regularly review all of our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded.  Based on this evaluation, no impairment was noted for property, plant and equipment for the years ended December 31, 2018 and 2017.

Patent Costs

We expense external costs, such as filing fees and associated attorney fees, incurred to obtain initial patents, but capitalize patents obtained through acquisition as intangible assets. We also expense costs associated with maintaining and defending patents subsequent to their issuance.

Income Taxes

Income taxes are computed at current enacted tax rates, less tax credits using the asset and liability method.  Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities.  Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, and any changes in the valuation allowance caused by a change in judgment about the realization of the related deferred tax assets.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.  Tax reform changes including the impact on enactment have been included in our 2017 financial statements and changes effective in 2018, including Global Intangible Low Tax Income (GILTI), have been included in our 2018 financial statements.

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

Our basic revenue recognition remains essentially the same as it was in 2017.  The adoption of Topic 606 did not have a material impact on our 2018 financial statement line items, either individually or in the aggregate, and would not have been material to 2017 financial results. We have elected the practical expedient to expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year.  During 2018, the impact of capitalization of incremental costs for obtaining contracts was $8,193.  We have made a sales tax policy election to exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

We recognize revenue upon transfer of control of the promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.  We have determined that our programming equipment has reached a point of maturity and stability such that product acceptance can be assured by testing at the factory prior to shipment and that the installation meets the criteria to be a separate performance obligation.  These systems are standard products with published product specifications and are configurable with standard options.  The evidence that these systems could be deemed as accepted was based upon having standardized factory production of the units, results from batteries of tests of product performance to our published specifications, quality inspections and installation standardization, as well as past product operation validation with the customer and the history provided by our installed base of products upon which the current versions were based.

The revenue related to products requiring installation that is perfunctory is recognized upon transfer of control of the product to customers, which generally is at the time of shipment.  Installation that is considered perfunctory includes any installation that is expected to be performed by other parties, such as distributors, other vendors, or the customers themselves.  This takes into account the complexity, skill and training needed as well as customer expectations regarding installation.

We enter into arrangements with multiple performance obligations that arise during the sale of a system that includes an installation component, a service and support component and a software maintenance component.  The transaction price is allocated to the separate performance obligations on relative standalone sales price.  We allocate the transaction price of each element based on relative selling prices.  Relative selling price is based on the selling price of the standalone system.  For the installation and service and support performance obligations, we use the value of the discount given to distributors who perform these components.  For software maintenance performance obligations, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is recognized on the system sale based on shipping terms, installation revenue is recognized after the installation is performed, and hardware service and support and software maintenance revenue is recognized ratably over the term of the agreement, typically one year.  Deferred revenue includes service, support and maintenance contracts and represents the undelivered performance obligation of agreements that are typically for one year.

When we sell software separately, we recognize revenue upon the transfer of control of the software, which is generally upon shipment, provided that only inconsequential performance obligations remain on our part and substantive acceptance conditions, if any, have been met.

We recognize revenue when there is an approved contract that both parties are committed to perform, both parties rights have been identified, the contract has substance,  collection of substantially all the consideration is probable, the transaction price has been determined and allocated over the performance obligations, the performance obligations including substantive acceptance conditions, if any, in the contract have been met, the obligation is not contingent on resale of the product, the buyer’s obligation would not be changed in the event of theft, physical destruction or damage to the product, the buyer acquiring the product for resale has economic substance apart from us and we do not have significant obligations for future performance to directly bring about the resale of the product by the buyer.  We establish a reserve for sales returns based on historical trends in product returns and estimates for new items.  Payment terms are generally 30 days from shipment.

We transfer certain products out of service from their internal use and make them available for sale.  The products transferred are typically our standard products in one of the following areas: service loaners, rental or test units; engineering test units; or sales demonstration equipment.  Once transferred, the equipment is sold by our regular sales channels as used equipment inventory.  These product units often involve refurbishing and an equipment warranty, and are conducted as sales in our normal and ordinary course of business.  The transfer amount is the product unit’s net book value and the sale transaction is accounted for as revenue and cost of goods sold.

The following table represents our revenues by major categories:

Net sales by type	2018	2017
(in thousands)
Equipment Sales	$19,002	$24,267
Adapter Sales	6,954	7,418
Software and Maintenance Sales	3,268	2,366
Total	$29,224	$34,051

Research and Development

Research and development costs are generally expensed as incurred.

Advertising Expense

Advertising costs are expensed as incurred.  Total advertising expenses were approximately $174,000 and $154,000 in 2018 and 2017, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share exclude any dilutive effects of stock options.  Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period.  The common stock equivalent shares from equity awards used in calculating diluted earnings per share were 136,000 and 287,000 for the years ended December 31, 2018 and 2017, respectively.  Options to purchase 25,000 and 12,603 shares of common stock were outstanding as of December 31, 2018 and 2017, respectively, but were excluded from the computation of diluted EPS for the period then ended because the options were anti-dilutive.

Diversification of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables.  Our trade receivables are geographically dispersed and include customers in many different industries.  As of December 31, 2018, three customers accounted for greater than 10% of our consolidated accounts receivable balance at December 31, 2018: Systemation, Continental and Semitron, accounted for greater than 10% of our consolidated accounts receivable balance at December 31, 2018.  Our consolidated accounts receivable balance as of December 31, 2018 and 2017 includes foreign accounts receivable in the functional currency of our foreign subsidiaries amounting to $1,931,000 and $1,228,000, respectively.  We generally do business with our foreign distributors in U.S. Dollars.  We believe that risk of loss is significantly reduced due to the diversity of our end-customers and geographic sales areas.  We perform on-going credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, or prepayment whenever deemed necessary.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02).  ASU 2016-02 requires lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability and requires leases to be classified as either an operating or a financing lease. The standard excludes leases of intangible assets or inventory.  ASU 2018-11 provides lessors with a limited practical expedient.  This standard became effective and we adopted the leasing standard as of January 1, 2019.  We are continuing to evaluate the expected impact of ASC 842 on our consolidated financial statements, but anticipate that, among other things, the required recognition by a lessee of a lease liability and related right-of-use asset for operating leases will increase both the assets and liabilities recognized and reported on our balance sheet as of the adoption date. We are also continuing to evaluate the available practical expedients and our adoption method for this new standard. We anticipate that our internal control framework will not materially change upon adoption of ASC 842, but certain existing internal controls will be modified and augmented, as necessary, effective as of December 31, 2018.  When adopted, we expect to recognize a lease asset and liability related to the lessee provisions under ASC 842 of approximately $2.6 million with approximately $700,000 and $1.9 million of short term and long term liabilities respectively as of January 1, 2019.  Our leases include facilities in Redmond, Washington, and in the Shanghai and Munich areas, as well as a small amount of office equipment and automobiles.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

	December 31, 2018	December 31, 2017
(in thousands)
Trade accounts receivable	$3,846	$3,842
Less allowance for doubtful receivables	75	73
Trade accounts receivable, net	$3,771	$3,769

Changes in Data I/O’s allowance for doubtful accounts are as follow:
	December 31, 2018	December 31, 2017
(in thousands)
Beginning balance	$73	$96
Bad debt expense (reversal)	2	(24)
Accounts written-off	-	-
Recoveries	-	1
Ending balance	$75	$73

NOTE 3– INVENTORIES

	December 31, 2018	December 31, 2017
(in thousands)
Raw material	$2,925	$2,392
Work-in-process	1,584	1,091
Finished goods	676	685
Inventories	$5,185	$4,168

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2018	December 31, 2017
(in thousands)
Leasehold improvements	$399	$416
Equipment	5,378	5,279
Sales demonstration equipment	942	1,315
	6,719	7,010
Less accumulated depreciation	4,734	4,552
Property and equipment, net	$1,985	$2,458

Total depreciation expense recorded for 2018 and 2017 was $955,000 and $822,000, respectively.

NOTE 5 – INCOME TAX RECEIVABLE

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law, making significant changes to the Internal Revenue Code.  Changes include the repeal of corporate Alternative Minimum Tax (AMT) for tax years after December 31, 2017.  As a result, in 2017, we have recorded a long-term income tax receivable of $598,000 for the refundable AMT credits net of sequestration.

NOTE 6 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	December 31, 2018	December 31, 2017
(in thousands)
Product warranty	$471	$530
Sales return reserve	87	80
Other taxes	102	109
Other	129	139
Other accrued liabilities	$789	$858

The changes in our product warranty liability for the year ending December 31, 2018 are follows:

December 31, 2018
(in thousands)
Liability, beginning balance	$530
Net expenses	936
Warranty claims	(936)
Accrual revisions	(59)
Liability, ending balance	$471

NOTE 7 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Leases
(in thousands)
2019	$940
2020	938
2021	885
2022	344
2023	10
Thereafter	-
Total	$3,117

During the third quarter of 2017, we amended our lease agreement for the Redmond, Washington headquarters facility, extending the lease to July 31, 2022, waiving a potential space give back provision and receiving lease inducement incentives.  Previously on June 8, 2015 the lease had been amended to relocate our headquarters to a nearby building and lower the square footage to approximately 20,460.  The lease base annual rental payments during 2018 and 2017 were approximately $341,000 and $303,000, respectively.

In addition to the Redmond facility, approximately 24,000 square feet is leased at two foreign locations, including our sales, service, operations and engineering office located in Shanghai, China, and our German sales, service and engineering office located near Munich, Germany.

We signed a lease agreement effective November 1, 2015 that extends through October 31, 2021 for a facility located in Shanghai, China.  This lease is for approximately 19,400 square feet.  The lease base annual rental payments during 2018 and 2017 were approximately $288,000 and $276,000, respectively.

During the fourth quarter of 2016, we signed a lease agreement for a new facility located near Munich, Germany which was effective March 1, 2017 and extends through February 28, 2022.  This lease is for approximately 4,895 square feet.  The lease base annual rental payments during 2018 and 2017 were approximately $67,000 and $64,000, respectively.

NOTE 8 –OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At December 31, 2018, the purchase commitments and other obligations totaled $1,364,000 of which all but $5,000 are expected to be paid over the next twelve months.

NOTE 9 – CONTINGENCIES

As of December 31, 2018, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 10 – STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2018, there were 38,755 shares available for future grant under Data I/O Corporation 2000 Stock Compensation Incentive Plan (“2000 Plan”).  At December 31, 2018 there were shares of Common Stock reserved for issuance consisting of 583,856 under the 2000 plan.  Pursuant to this 2000 Plan, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years.  Options granted under the plans have a maximum term of six years from the date of grant.  Stock awards are also granted under the 2000 Plan which generally vest over four years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of our Common Stock at six-month intervals at 95% of the fair market value on the last day of each six-month period.  Employees may purchase shares having a value not exceeding ten percent of their gross compensation during an offering period.  During 2018 and 2017, a total of 3,012 and 1,740 shares, respectively, were purchased under the plan at average prices of $7.81 and $5.78 per share, respectively.  At December 31, 2018, a total of 48,935 shares were reserved for future issuance.

Stock Appreciation Rights Plan

We have a Stock Appreciation Rights (“SAR”) Plan under which each director, executive officer or holder of 10% or more of our Common Stock has a SAR with respect to each exercisable stock option.  The SAR entitles the SAR holder to receive cash from us for the difference between the market value of the stock and the exercise price of the option in lieu of exercising the related option.  SARs are only exercisable following a tender offer or exchange offer for our stock, or following approval by shareholders of Data I/O of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than 50% of the common shares outstanding.  As no event has occurred, which would make the SARs exercisable, and no such event is deemed probable, no compensation expense has been recorded under this plan.  At December 31, 2018 there were 25,000 SARs outstanding.

Director Fee Plan

We have a Director Fee Plan available to compensate directors who are not employees of Data I/O Corporation with equity.  No shares were issued from the plan for 2018 or 2017 board service and 151,322 shares remain available in the plan as of December 31, 2018.

Retirement Savings Plan

We have a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  Under the plan, participating U.S. employees may defer their pre-tax salary or post-tax salary if Roth is elected, subject to IRS limitations.  In fiscal years 2018 and 2017, we contributed one dollar for each dollar contributed by a participant, with a maximum contribution of four percent of a participant’s eligible earnings.  Our matching contribution expense for the savings plan, net of forfeitures, was approximately $237,000 and $232,000 in 2018 and 2017, respectively.  Employer matching contributions owed to the plan were $271,000 and $251,000 at December 31, 2018 and 2017, respectively.

NOTE 11– SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.  The impact on our results of operations of recording share-based compensation for the year ended December 31, 2018 and 2017 was as follows:

	Year Ended December 31,
	2018	2017
(in thousands)
Cost of goods sold	$25	$18
Research and development	266	164
Selling, general and administrative	939	532
Total share-based compensation	$1,230	$714

An immaterial amount of share-based compensation was capitalized into inventory as overhead for the years ended December 31, 2018 and 2017, respectively.

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

	Employee Stock
	Options
	2018	2017

Risk-free interest rates	N/A	1.72%
Volatility factors	N/A	62.00%
Expected life of the option in years	N/A	4.0
Expected dividend yield	N/A	None

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

The following table summarizes stock option activity under our stock option plans for the twelve months ended December 31:

	2018			2017
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years

Outstanding at beginning of year	40,000	$6.10		376,000	$2.95
Granted	-	-		25,000	8.03
Exercised	(15,000)	2.83		(346,000)	2.83
Cancelled, Expired or
Forfeited	-	-		(15,000)	6.01
Outstanding at end of year	25,000	$8.03	4.50	40,000	$6.10	3.60

Vested or expected to vest at the end of the period	22,924	$8.03	4.50	34,460	$5.79	3.29
Exercisable at end of year	7,813	$8.03	4.50	16,563	$3.37	0.91

The aggregate intrinsic value of outstanding options is $0.  The aggregate intrinsic value of awards exercised during the twelve month period ended December 31, 2018 was $87,900.

Restricted stock award including performance-based stock award activity under our share-based compensation plan was as follows:

	2018		2017
	Awards	Weighted - Average Grant Date Fair Value	Awards	Weighted - Average Grant Date Fair Value
Outstanding at beginning of year	565,850	$5.09	464,850	$2.78
Granted	206,856	7.11	287,600	7.29
Vested	(213,100)	4.51	(181,725)	2.72
Cancelled	(750)	4.24	(4,875)	3.06
Outstanding at end of year	558,856	$6.06	565,850	$5.09

During the year ended December 31, 2018, 67,322 shares were withheld from issuance related to restricted stock units vesting and stock option exercises to cover employee taxes and stock options exercise price.

The remaining unamortized expected future compensation expense and remaining amortization period associated with unvested option grants and restricted stock awards are:

	December 31, 2018	December 31, 2017

Unamortized future compensation expense	$2,835,978	$2,560,844
Remaining weighted average amortization period in years	2.63	2.98

NOTE 12 – SHARE REPURCHASE PROGRAMS

On October 31, 2018, our Board of Directors approved a share repurchase program with provisions to buy back up to $2 million of our stock during the period from November 1, 2018 through October 31, 2019.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period.  For the year ended December 31, 2017, 101,975 shares of stock were repurchased at an average price of $5.23 for a total of $533,463 plus $2,067 in commissions and charges.

The following is a summary of the stock repurchase program from November 1, 2018 through December 31, 2018:

Repurchases by Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program

December 2018	101,975	$5.23	101,975	$1,466,537

NOTE 13– INCOME TAXES

Components of income (loss) before taxes:

	Year Ended December 31,
(in thousands)	2018	2017
U.S. operations	($137)	$3,817
Foreign operations	2,034	1,344
Total income (loss) before taxes	$1,897	$5,161

Income tax expense (benefit) consists of:

(in thousands)	Year Ended December 31,
Current tax expense (benefit)	2018	2017
U.S. federal	$5	($494)
State	20	8
Foreign	266	198
	291	(288)
Deferred tax expense (benefit) – U.S. federal	-	-
Total income tax expense (benefit)	$291	($288)

A reconciliation of our effective income tax and the U.S. federal tax rate is as follows:

	Year Ended December 31,
	2018	2017
(in thousands)
Statutory tax	$398	$1,755
State and foreign income tax, net of federal income tax benefit	(159)	83
Valuation allowance for deferred tax assets	245	(4,800)
Federal rate change	-	2,979
Foreign sourced deemed dividend income	-	1,145
Stock based compensation	(282)	(970)
AMT credit refund	-	(494)
Other	89	14
Total income tax expense (benefit)	$291	($288)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below:

	Year Ended December 31,
	2018	2017
(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$8	$11
Inventory and product return reserves	467	406
Compensation accruals	1,515	1,233
Accrued liabilities	321	236
Book-over-tax depreciation and amortization	21	33
Foreign net operating loss carryforwards	132	133
U.S. net operating loss carryforwards	2,345	2,761
U.S. credit carryforwards	2,161	2,017
	6,970	6,830

Valuation Allowance	(6,970)	(6,830)
Total Deferred Income Tax Assets	$ -	$ -

The valuation allowance for deferred tax assets increased $140,000 and decreased $4,418,000 during the years ended December 31, 2018 and 2017, respectively.  The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding our ability to utilize such assets in future years.  This full valuation allowance evaluation is based upon our volatile history of losses and the cyclical nature of our industry and capital spending.  Credit carryforwards consist primarily of research and experimental and foreign tax credits.  We intend to continue to reinvest foreign earnings of our operating subsidiaries.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code.  For the year ending December 31, 2017, we had completed our accounting for the effects of the Act.  The changes that impacted our 2017 financial statements include: a federal corporate tax rate decrease from 34% to 21% for tax years beginning after December 31, 2017, the repeal of corporate Alternative Minimum Tax (AMT) for tax years after December 31, 2017, and a one-time tax on the mandatory deemed repatriation of cumulative foreign earnings of “post 1986 Earnings & Profits”.  We computed our 2017 provision for income taxes and as a result we recorded a net tax benefit of $531,000 on our income statement in the fourth quarter of 2017, the period in which the legislation was enacted, made up of $67,000 of additional tax relating to the “deemed repatriation” and recognizing a tax benefit of $598,000 related to refundable “Alternative Minimum Tax Credits” in carryforward. The deemed repatriation tax resulted in the utilization of $3.4 million of net operating loss carryforwards and generated $1.0 million of foreign tax credits, as well as corresponding valuation allowance adjustments.

As a result of the corporate income tax rate reduction from 34% to 21%, we revalued our net deferred tax assets at December 31, 2017, which resulted in a decrease of the net deferred tax assets and corresponding valuation allowance balance of $3.0 million.

U.S. net operating loss carryforwards are $10,568,000 at December 31, 2018 with expiration years from 2022 to 2034.  Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

The gross changes in uncertain tax positions resulting in unrecognized tax benefits are presented below:

	Year Ended December 31,
	2018	2017
(in thousands)
Unrecognized tax benefits, opening balance	$272	$226
Prior period tax position increases	-	10
Additions based on tax positions related to current year	36	36
Unrecognized tax benefits, ending balance	$308	$272

Historically, we have incurred minimal interest expense and no penalties associated with tax matters.  We have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

Tax years that remain open for examination include 2015, 2016, 2017 and 2018 in the United States of America.  In addition, various tax years from 2001 to 2014 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

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

The following tables provide summary operating information by geographic area:

	Year Ended December 31,
(in thousands)	2018	2017
Net sales:
U.S.	$3,436	$2,874
Europe	13,251	14,899
Rest of World	12,537	16,278
	$29,224	$34,051

Included in Europe and Rest of World net sales are
the following significant balances:

Germany	$4,428	$7,982
China	$4,489	$5,865

Operating income:
U.S.	$802	$499
Europe	258	2,171
Rest of World	678	2,377
	$1,738	$5,047

Identifiable assets:
U.S.	$18,976	$18,340
Europe	5,279	5,001
Rest of World	6,468	6,946
	$30,723	$30,287

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this assessment our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

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

Item 9B._Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the Registrant’s directors is set forth under “Election of Directors” in our Proxy Statement relating to our annual meeting of shareholders to be held on May 20, 2019 and is incorporated herein by reference.  Such Proxy Statement will be filed within 120 days of our year-end.  Information regarding the Registrant’s executive officers is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.”

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

Item 11.  Executive Compensation

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 20, 2019 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Executive Compensation.”  Such Proxy Statement will be filed within 120 days of our year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 20, 2019 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Voting Securities and Principal Holders.”  Such Proxy Statement will be filed within 120 days of our year end.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2018.  See Notes 10 and 11 of “Notes to Consolidated Financial Statements.”

	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted–average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by the security holders (1) (2)	27,763	$7.79	934,927
Equity compensation plans not approved by the security holders	-	$0.00	-
Total	27,763	$7.79	934,927

(1)    Represents shares of our Common Stock issuable pursuant to the Data I/O Corporation 2000 Stock Incentive Compensation Plan, 1982 Employee Stock Purchase Plan and 1996 Director Fee Plan.  Table excludes unvested restricted stock awards of 558,856 from the 2000 Plan.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2019 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14._ Principal Accounting Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Principal Accountant’s Fees and Services” in the Proxy Statement relating to our annual meeting of shareholders to be held on May 20, 2019.  Such Proxy Statement will be filed within 120 days of our year-end.

PART IV

Item 15. Exhibits, Financial Statement Schedules
Executive Compensation Plans and Arrangements

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.5.
(2)	Data I/O Corporation Tax Deferral Retirement Plan and Trust with Great West Financial (formerly Orchard Trust Company). See Exhibits 10.15, 10.16, 10.17, 10.30 and 10.31.
(3)	Summary of Amended and Restated Management Incentive Compensation Plan. See Exhibit 10.2.
(4)	Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.
(5)	Amended and Restated Executive Agreements. See Exhibit 10.8, 10.20, and 10.23.
(6)	1996 Director Fee Plan. See Exhibit 10.4.
(7)	Data I/O Corporation 2000 Stock Compensation Incentive Plan. See Exhibit 10.6, 10.11, 10.22 and 10.26.
(8)	Form of Option Agreement. See Exhibit 10.7
(9)	Form of Indemnification Agreement. See Exhibit 10.18.
(10)	Letter Agreement with Anthony Ambrose. See Exhibit 10.21.
(11)	Letter Agreement with Rajeev Gulati. See Exhibit 10.24.
(12)	Form of Restricted Stock Agreement. See Exhibit 10.12.
(13)	Letter Agreement with Joel S. Hatlen. See Exhibit 10.28.
(14)	Form of Executive Agreement. See Exhibit 10.27.
(15)	Form of Restricted Stock Unit Award Agreement. See Exhibit 10.25.

(a)		List of Documents Filed as Part of This Report:			Page
	(1)	Index to Financial Statements:
		Report of Independent Registered Public Accounting Firm			28
		Consolidated Balance Sheets as of December 31, 2017 and 2016			29
		Consolidated Statements of Operations for each of the two years ended December 31, 2017 and December 31, 2016			30
		Consolidated Statements of Comprehensive Income (Loss) for each of the two years ended December 31, 2017 and December 31, 2016			31
		Consolidated Statements of Stockholders’ Equity for each of the two years ended December 31, 2017 and December 31, 2016			32
		Consolidated Statements of Cash Flows for each of the two years ended December 31, 2017 and December 31, 2016			33
		Notes to Consolidated Financial Statements			34
	(2)	Index to Financial Statement Schedules:
		Schedule II – Consolidated Valuation and Qualifying Accounts			55
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
			3.3

Certification of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 1 of Data I/O’s Registration Statement on Form 8-A filed March 13, 1998 (File No. 0-10394))

		4	Instruments Defining the Rights of Security Holders, Including Indentures:
			4.1

Rights Agreement dated as of April 4, 1998, between Data I/O Corporation and ChaseMellon Shareholder Services, L.L.C. as Rights Agent, which includes: as Exhibit A thereto, the Form of Right Certificate; and, as Exhibit B thereto, the Summary of Rights t

			4.2

Rights Agreement, dated as of March 31, 1988, between Data I/O Corporation and First Jersey National Bank, as Rights Agent, as amended by Amendment No. 1 thereto, dated as of May 28, 1992 and Amendment No. 2 thereto, dated as of July 16, 1997 (Incorpora

			4.3

Amendment No. 1, dated as of February 10, 1999, to Rights Agreement, dated as of April 4, 1998, between Data I/O Corporation and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (Incorporated by reference to Exhibit 4.1 of Data I/O’s Form 8-A/A

			4.4

Amendment No. 2 to Rights Agreement, dated as of April 3, 2008, between Data I/O Corporation and Computershare (formerly BNY Mellon Investor Services LLC, and ChaseMellon Shareholder Services, L.L.C.).  (Incorporated by reference to Exhibit 4.3 of Data I/

			4.5	Amendment No. 3 to Rights Agreement, dated as of July 13, 2016, between Data I/O Corporation and Computershare. (Incorporated by reference to Exhibit 4.4 of Data I/O’s Form 8-A/A dated July 14, 2016).

10	Material Contracts:
	10.1	Amended and Restated 1983 Stock Appreciation Rights Plan dated February 3, 1993 (Incorporated by reference to Exhibit 10.23 of Data I/O’s 1992 Annual Report on Form 10-K (File No. 0-10394)).
	10.2	Amended and Restated Management Incentive Compensation Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.25 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).
	10.3	Amended and Restated Performance Bonus Plan dated January 1, 1997 (Incorporated by reference to Exhibit 10.26 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).
	10.4	Amended and Restated Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.32 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)).
	10.5	Amended and Restated 1982 Employee Stock Purchase Plan dated May 16, 2003 (Incorporated by reference to Data I/O's 2003 Proxy Statement dated March 31,2003)
	10.6	Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan dated May 24, 2006 (Incorporated by reference to Data I/O’s 2006 Proxy Statement dated April 6, 2006).
	10.7	Form of Option Agreement (Incorporated by reference to Data I/O’s 2004 Annual Report on Form 10-K (File No. 0-10394)).
	10.8	Amended and Restated Executive Agreement with Joel S. Hatlen dated December 31, 2011 (Incorporated by reference to Data I/O’s 2011 Annual Report on Form 10K (File No. 0-10394)).
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

	10.34

34 Fifth Amendment to Lease, between Data I/O Corporation and BRE WA OFFICE OWNER LLC, made as of September 12, 2017 (Incorporated by reference to Data I/O’s September 30, 2017 Quarterly Report on Form 10-Q (File No. 0-10394)).

	10.35

1st Amendment to Negotiation Protocol executed on September 24,2018 between Data I/O Corporation and Robert Bosch GmbH (Incorporated by reference to Exhibit 10.35 of Data I/O’s September 30, 2018 Quarterly Report on Form 10-Q (File No. 0-10394)). (Portions of this exhibit have been omitted based on a request for confidential treatment made to the SEC. The omitted portions of these exhibits have been filed separately with the SEC. The registrant undertakes to furnish on a supplemental basis a copy of any omitted schedules to the Securities Exchange Commission upon request.).

	21.1	Subsidiaries of the Registrant	56
	23.1	Consent of Independent Registered Public Accounting Firm	57
31	Certification – Section 302:
	31.1	Chief Executive Officer Certification	58
	31.2	Chief Financial Officer Certification	59
32	Certification – Section 906:
	32.1	Chief Executive Officer Certification	60
	32.2	Chief Financial Officer Certification	61

101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                     DATA I/O CORPORATION

                                                                                                                                                                (REGISTRANT)

DATED:   March 28, 2019                                                                                                         By: /s/Anthony Ambrose

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

                                NAME & DATE                                                                                   TITLE

                                By: /s/Anthony Ambrose________  March 28, 2019              President and Chief Executive Officer

                                      Anthony Ambrose                                                                     (Principal Executive Officer), Director

                                By: /s/Joel S. Hatlen____________  March 28, 2019              Chief Operating and Financial Officer

                                       Joel S. Hatlen                                                                             Vice President

                                                                                                                                            Secretary, Treasurer

(Principal Financial and Accounting Officer)

By: /s/Douglas W. Brown_______ _ March 28, 2019              Director

Douglas W. Brown

By: /s/Brian T. Crowley_______ ___ March 28, 2019             Director

Brian T. Crowley

                                By: /s/Alan B. Howe____________ _ March 28, 2019                Director

                                      Alan B. Howe

                                By: /s/Mark J. Gallenberger_______ March 28, 2019             Director

                                      Mark J. Gallenberger

DATA I/O CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Deductions-Describe		Balance at End of Period
(in thousands)
Year Ended December 31, 2017:
Allowance for bad debts	$96	($24)	$1	(1)	$73

Year Ended December 31, 2018:
Allowance for bad debts	$73	$2	$ -	(1)	$75

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

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have issued our report dated March 28, 2019, with respect to the consolidated financial statements and schedule included in the Annual Report of Data I/O Corporation on Form 10‑K for the year ended December 31, 2018.  We consent to the incorporation by reference of said report in the Registration Statements of Data I/O Corporation on Form S‑8 (File Nos. 002-76164, 002-86785, 002-98115, 002-78394, 33-95608, 33-66824, 33-42010, 33-26472, 33-54422, 333-20657, 333-55911, 33-02254, 33-03958, 333-107543, 333-81986, 333-48595, 333-121861, 333-151006, 333-166730, 333-175840 and 333-224971) and on Form S-3 (File No. 333-121566).

/s/Grant Thornton LLP

Seattle, Washington
March 28, 2019