Form 10-K/A
period 2018-12-31
DATA I/O CORP
filed 2019-04-08
CIK 351998

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

8,301,736

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its May 20, 2019 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

DATA I/O CORPORATION

FORM 10-K/A

EXPLANATORY NOTE

The Registrant is filing this amendment No. 1 to Form 10-K for the fiscal year ended December 31, 2018 (“Amendment No.1”) to correct an error on the cover page of the original Form 10-K as filed with the Securities and Exchange Commission on March 28, 2019 (the “Original Form 10-K”).  The cover page of the Original Form 10-K showed an incorrect number of Shares of Common Stock, no par value, outstanding as of March 21, 2019.  The correct Shares of Common Stock, no par value, outstanding as of March 21, 2019 was 8,301,736 as indicated on the cover page for this Amendment No. 1 (rather than the 8,345,437 as originally shown).  A correction to delete an erroneous “and posted” reference in the Original Form 10-K sentence, was revised to: “Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).”

No changes are hereby made to the Registrant’s financial statements.  Other than the changes discussed above and the filing of the currently dated Section 302 certifications, no changes have been made to the Original Form 10-K or the exhibits filed therewith.  As such, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

The information contained in this Amendment No. 1 does not reflect events occurring subsequent to the filing of the Original Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as a part of this Amendment No. 1:

       2.  Exhibits.  See below:

                                                   EXHIBIT INDEX

EXHIBIT NUMBER
31.1	Chief Executive Officer Certification – (Section 302)
31.2	Chief Financial Officer Certification – (Section 302)

                                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                                                                     DATA I/O CORPORATION

                                                                                                                                                                (REGISTRANT)

DATED:   April 8, 2019                                                                                                                  By: /s/Joel S. Hatlen

                                                                                                                                                                Joel S. Hatlen

                                                                                                                                            Chief Operating and Financial Officer

                                                                                                                                            Vice President, Secretary, Treasurer

                                                                                                                                            (Principal Financial and Accounting Officer)

2