Form 10-Q
period 2019-03-31
DATA I/O CORP
filed 2019-05-15
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
Or
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

Large accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☐
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTY PROCEEDINGS DURING THE PREVIOUS FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13or 15(d) of the Security Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	DAIO	NASDAQ

Securities registered pursuant to Section 12(b) of the Act:

Shares of Common Stock, no par value, outstanding as of April 30, 2019: 8,218,684

DATA I/O CORPORATION
FORM 10-Q
For the Quarter Ended March 31, 2019

PART I - FINANCIAL INFORMATION
Item 1.                                  Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	March 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,782	$18,343
Trade accounts receivable, net of allowance for
doubtful accounts of $87 and $75, respectively	4,663	3,771
Inventories	5,744	5,185
Other current assets	854	621
TOTAL CURRENT ASSETS	26,043	27,920

Property, plant and equipment – net	1,969	1,985
Income tax receivable	640	598
Other assets	2,258	220
TOTAL ASSETS	$30,910	$30,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,236	$1,755
Accrued compensation	1,401	2,872
Deferred revenue	1,436	1,392
Other accrued liabilities	1,405	789
Income taxes payable	44	47
TOTAL CURRENT LIABILITIES	5,522	6,855

Operating lease liabilities	1,737	-
Long-term other payables	159	511

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,287,825 shares as of March 31,
2019 and 8,338,628 shares as of December 31, 2018	19,235	19,254
Accumulated earnings	3,721	3,695
Accumulated other comprehensive income	536	408
TOTAL STOCKHOLDERS’ EQUITY	23,492	23,357
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,910	$30,723

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months EndedMarch 31,
	2019	2018

Net sales	$6,058	$7,629
Cost of goods sold	2,373	3,213
Gross margin	3,685	4,416
Operating expenses:
Research and development	1,681	1,879
Selling, general and administrative	1,975	2,193
Total operating expenses	3,656	4,072
Operating income	29	344
Non-operating income (expense):
Interest income	12	7
Gain on sale of assets	60	-
Foreign currency transaction gain (loss)	(104)	(176)
Total non-operating income (expense)	(32)	(169)
Income (loss) before income taxes	(3)	175
Income tax (expense) benefit	29	(45)
Net income	$26	$130

Basic earnings per share	$0.00	$0.02
Diluted earnings per share	$0.00	$0.02
Weighted-average basic shares	8,303	8,287
Weighted-average diluted shares	8,417	8,542

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months EndedMarch 31,
	2019	2018

Net income	$26	$130
Other comprehensive income:
Foreign currency translation gain (loss)	128	301
Comprehensive income (loss)	$154	$431

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Accumulated
	Common Stock		Retained	and Other	Total
			Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2018	8,338,628	$19,254	$3,695	$408	$23,357
Stock options exercised	-	-			-
Repurchased shares	(57,612)	(312)			(312)
Stock awards issued, net of tax withholding	4,046	(9)	-	-	(9)
Issuance of stock through: Employee Stock Purchase Plan	2,763	15	-	-	15
Share-based compensation	-	287	-	-	287
Net income	-	-	26	-	26
Other comprehensive income gain (loss)	-	-	-	128	128
Balance at March 31, 2019	8,287,825	$19,235	$3,721	$536	$23,492

Balance at December 31, 2017	8,276,813	$18,989	$2,089	$982	22,060
Stock options exercised	15,000	-			-
Repurchased shares	(4,948)	-			-
Stock awards issued, net of tax withholding	7,531	(12)	-	-	(12)
Issuance of stock through: Employee Stock Purchase Plan	630	7	-	-	7
Share-based compensation	-	177	-	-	177
Net income	-	-	130	-	130
Other comprehensive income gain (loss)	-	-	-	301	301
Balance at March 31, 2018	8,295,026	$19,161	$2,219	$1,283	$22,663

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Three Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26	$130
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	204	230
Gain on sale of assets	(60)	-
Equipment transferred to cost of goods sold	(12)	146
Share-based compensation	287	177
Net change in:
Trade accounts receivable	(931)	(620)
Inventories	(514)	272
Other current assets	(234)	110
Accounts payable and accrued liabilities	(2,050)	(1,925)
Deferred revenue	19	(139)
Other long-term liabilities	(312)	(12)
Deposits and other long-term assets	313	-
Net cash provided by (used in) operating activities	(3,264)	(1,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(175)	(338)
Net proceeds from sale of assets	60	-
Cash provided by (used in) investing activities	(115)	(338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments
for shares withheld to cover tax	6	(5)
Repurchase of common stock	(312)	-
Cash provided by (used in) financing activities	(306)	(5)
Increase (decrease) in cash and cash equivalents	(3,685)	(1,974)

Effects of exchange rate changes on cash	124	249
Cash and cash equivalents at beginning of period	18,343	18,541
Cash and cash equivalents at end of period	$14,782	$16,816

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$66	$90
See notes to consolidated financial statements

DATA I/O CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of March 31, 2019 and March 31, 2018 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2018.

Revenue Recognition

The adoption of Topic 606, “Revenue from contracts with customers”, did not have a material impact on our 2018 financial statement line items, either individually or in the aggregate. We have elected the practical expedient to expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year. During the three months ended March 31, 2019 and 2018, there were no contract acquisition costs capitalized. In 2018, we made a sales tax policy election to exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

We enter into arrangements with multiple performance obligations that arise during the sale of a system that includes an installation component, a service and support component and a software maintenance component. The transaction price is allocated to the separate performance obligations on relative standalone sales price. We allocate the transaction price of each element based on relative selling prices. Relative selling price is based on the selling price of the standalone system. For the installation and service and support performance obligations, we use the value of the discount given to distributors who perform these components. For software maintenance performance obligations, we use what we charge for annual software maintenance renewals after the initial year the system is sold. Revenue is recognized on the system sale based on shipping terms, installation revenue is recognized after the installation is performed, and hardware service and support and software maintenance revenue is recognized ratably over the term of the agreement, typically one year. Deferred revenue includes service, support and maintenance contracts and represents the undelivered performance obligation of agreements that are typically recognized ratably over one year.

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

The following table represents our revenues by major categories:

	Three Months Ended
Net sales by type	Mar. 31, 2019	Change	Mar. 31, 2018
(in thousands)
Equipment sales	$3,711	(27.9%)	$5,149
Adapter sales	$1,461	(13.6%)	$1,690
Software and maintenance	886	12.2%	790
Total programming systems	$6,058	(20.6%)	$7,629

Leases - Accounting Standards Codification 842

Leases arise from contracts which convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. Our leasing arrangements are primarily for office space we use to conduct our operations. In addition, there are automobiles and a small amount of office equipment leased. We determine whether contracts include a lease at the inception date, which is generally upon contract signing, considering factors such as whether the contract includes an asset which is physically distinct, which party obtains substantially all of the capacity and economic benefit of the asset, and which party directs how, and for what purpose, the asset is used during the contractual period of use. Our leases commence when the lessor makes the asset available for our use. At commencement we record a lease liability at the present value of future lease payments, net of any future lease incentives to be received. Some of our lease agreements include cancellable future periods subject to termination or extension options. We include cancellable lease periods in our future lease payments when we are reasonably certain to continue to utilize the asset for those periods. We calculate the present value of future lease payments at commencement using a discount rate which we estimate as the collateralized borrowing rate we believe that would be incurred on our future lease payments over a similar term. At commencement we also record a corresponding right-of-use asset, which is calculated based on the amount of the lease liability, adjusted for any advance lease payments paid, initial direct costs incurred or lease incentives received prior to commencement. Right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.

Leases are classified at commencement as either operating or finance leases. As of March 31, 2019, all of our leases are classified as operating leases. Rent expense for operating leases is recognized on the straight-line method over the term of the agreement beginning on the lease commencement date.

In accounting for leases, we utilize certain practical expedients and policy elections available under the lease accounting standard. For example, we do not record right-of-use assets or lease liabilities for leases with terms of 12 months or less. For contracts containing real estate leases, we do not combine lease and non-lease components. The primary impact of this policy election is that we do not include in our calculation of lease liabilities any fixed and noncancelable future payments due under the contract for items such as common area maintenance, utilities and other costs. Lease-related costs which are variable rather than fixed are expensed in the period incurred.

Assumptions, judgments and estimates impacting the carrying value of our right-of-use assets and liabilities include evaluating whether an arrangement contains a lease, determining whether the lease term should include any cancellable future periods, estimating the discount rate used to calculate our lease liabilities, estimating the fair value and useful life of the leased asset for the purpose of classifying the lease as an operating or finance lease, evaluating whether a lease contract amendment represents a new lease agreement or a modification to the existing lease and evaluating our right-of-use assets for impairment.

Share-Based Compensation

All stock-based compensation awards are measured based on estimated fair values on the date of grant and recognized as compensation expense on the straight-line single-option method. Our share-based compensation is reduced for estimated forfeitures at the time of grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.

Income Tax

Income taxes are computed at current enacted tax rates, less tax credits using the asset and liability method. Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, and any changes in the valuation allowance caused by a change in judgment about the realization of the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. Tax reform changes effective January 1, 2018, including Global Intangible Low Tax Income (GILTI), have been included in our 2018 and 2019 financial statements.

Recently Adopted Accounting Pronouncements

We adopted the new lease accounting standard, ASC 842, on January 1, 2019 using the modified retrospective transition method, and recorded a balance sheet adjustment on the date of adoption. In 2018, we accounted for leases under ASC 840. The new lease standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases, and also requires additional quantitative and qualitative disclosures to enable users of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In adopting ASC 842, we utilized certain practical expedients available under the standard. These practical expedients include waiving reassessment of conclusions reached under the previous lease standard as to whether contracts contain leases, not recording right-of-use assets or lease liabilities for leases with terms of 12 months or less, how to classify leases identified and how to account for initial direct costs incurred. We also utilized the practical expedient to use hindsight as of the date of adoption to determine the terms of our leases and to evaluate our right-of-use assets for impairment.

We recorded the following adjustments to our consolidated balance sheet on the date of adoption:
See Note 5 of the accompanying notes to the condensed consolidated financial statements for additional information regarding our operating leases.

	As Reported December 31, 2018	Adjustment Recorded January 1, 2019
(in thousands)
Right-of-use assets (Long-term other assets)	$0	$2,176
Lease liability-short term (Other accrued liabilities)	-	(654)
Lease liability-long term (Long-term other payables)	-	(1,904)

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	March 31, 2019	December 31, 2018
(in thousands)
Raw material	$2,994	$2,925
Work-in-process	2,105	1,584
Finished goods	645	676
Inventories	$5,744	$5,185

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:
	March 31, 2019	December 31, 2018
(in thousands)
Leasehold improvements	$407	$399
Equipment	5,443	5,378
Sales demonstration equipment	994	942
	6,844	6,719
Less accumulated depreciation	4,875	4,734
Property and equipment, net	$1,969	$1,985

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:
	March 31, 2019	December 31, 2018
(in thousands)
Lease liability - short term	$662	$0
Product warranty	442	471
Sales return reserve	87	87
Other taxes	99	102
Other	115	129
Other accrued liabilities	$1,405	$789

The changes in our product warranty liability for the three months ending March 31, 2019 are as follows:
March 31, 2019
(in thousands)
Liability, beginning balance	$471
Net expenses	222
Warranty claims	(222)
Accrual revisions	(29)
Liability, ending balance	$442

NOTE 5 – LEASES

Our leasing arrangements are primarily for facility leases we use to conduct our operations. The following table presents our future lease payments for long-term operating leases as of March 31, 2019:

For the years ending December 31:

Operating Lease Commitments
(in thousands)
2019 (remaining)	$576
2020	766
2021	689
2022	308
2023	88
Thereafter	223
Total	$2,650
Less Imputed interest	(251)
Total operating lease liabilities	$2,399

Cash paid for operating lease liabilities for the three months ended March 31, 2019 was $196,000. There were no new or modified leases during the three months ended March 31, 2019.

The following table presents supplemental balance sheet information related to leases as of March 31, 2019:

Balance at March 31, 2019
(in thousands)
Right-of-use assets (Long-term other assets)	$2,039
Lease liability-short term (Other accrued liabilities)	(662)
Lease liability-long term (Long-term other payables)	(1,737)

At March 31, 2019, the weighted average remaining lease term is 4.03 years, and the weighted average discount rate is 5%.

The components of our lease expense for the three months ended March 31, 2019 include operating lease costs of $166,000 and short term lease costs of $5,000.

Our real estate facility leases are described below:

During the third quarter of 2017, we amended our lease agreement, extending the lease through July 31, 2022, for the Redmond, Washington headquarters facility. This lease is for approximately 20,460 square feet.

In addition to the Redmond facility, approximately 24,000 square feet is leased at two foreign locations, including our sales, service, operations and engineering office located in Shanghai, China, and our German sales, service and engineering office located near Munich, Germany.

We signed a lease agreement effective November 1, 2015 that extends the lease through October 31, 2021 for a facility located in Shanghai, China. This lease is for approximately 19,400 square feet.

During the fourth quarter of 2016, we signed a lease agreement for a new facility located near Munich, Germany which was effective March 1, 2017 and extends the lease through February 28, 2022. This lease is for approximately 4,895 square feet.

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At March 31, 2019, the purchase commitments and other obligations totaled $1,831,000 of which all but $700,000 are expected to be paid over the next twelve months.

NOTE 7 – CONTINGENCIES

As of March 31, 2019 we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	Mar. 31,2019	Mar. 31,2018
(in thousands except per share data)
Numerator for basic and diluted
earnings per share:
Net income	$26	$130

Denominator for basic
earnings per share:
Weighted-average shares	8,303	8,287

Employee stock options and awards	114	255

Denominator for diluted
earnings per share:
Adjusted weighted-average shares &
assumed conversions of stock options	8,417	8,542

Basic and diluted
earnings per share:
Total basic earnings per share	$0.00	$0.02
Total diluted earnings per share	$0.00	$0.02

Options to purchase 25,000 shares were outstanding as of both March 31, 2019 and 2018, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 9 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method. For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

Doc. No.: CM 46001350_N1-Z4A / dated 2018.08.30 (YYYY.MM.DD)
Data I/O Corporation

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three months ended March 31, 2019 and 2018, respectively, was as follows:

	Three Months Ended
	Mar. 31,2019	Mar. 31,2018
(in thousands)
Cost of goods sold	$5	$4
Research and development	63	42
Selling, general and administrative	219	131
Total share-based compensation	$287	$177

Equity awards granted during the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
	Mar. 31,2019	Mar. 31,2018

Restricted Stock Units	500	1,000

There were no stock option awards granted during the three months ended March 31, 2019 and 2018.

Non-employee directors Restricted Stock Units (“RSU’s”) vest over one year and options vest over three years and have a six year exercise period. Employee RSU’s typically vest over four years and employee Non-Qualified stock options typically vest quarterly over 4 years and have a six year exercise period.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at March 31, 2019 are:

Mar. 31, 2019

Unamortized future equity compensation expense (in thousands)	$2,581
Remaining weighted average amortization period (in years)	2.44

NOTE 10– SHARE REPURCHASE PROGRAM

On October 31, 2018, our Board of Directors approved a share repurchase program with provisions to buy back up to $2 million of our stock during the period from November 1, 2018 through October 31, 2019.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period. For the quarter ended March 31, 2019, 57,612 shares of stock were repurchased at an average price of $5.39 for a total of $310,489 plus $1,187 in commissions and charges.

The following is a summary of the stock repurchase program from November 1, 2018 through March 31, 2019:

Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
101,975	$5.23	101,975	$1,466,537
43,701	$5.36	43,701	$1,232,083
13,911	$5.47	13,911	$1,156,048
159,587	$5.29	159,587

Doc. No.: CM 46001350_N1-Z4A / dated 2018.08.30 (YYYY.MM.DD)
Data I/O Corporation

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding economic outlook, industry prospects and trends; industry partnerships; future results of operations or financial position; future spending; breakeven revenue point; expected market growth; market acceptance of our newly introduced or upgraded products or services; the sufficiency of our cash to fund future operations and capital requirements; development, introduction and shipment of new products or services; changing foreign operations; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report. The Reader should not place undue reliance on these forward-looking statements. The discussions above and in the section in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in our Annual report on Form 10-K for the year ended December 31, 2018, describe some, but not all, of the factors that could cause these differences.

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

Doc. No.: CM 46001350_N1-Z4A / dated 2018.08.30 (YYYY.MM.DD)
Data I/O Corporation

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition: The adoption of Topic 606, “Revenue from contracts with customers”, did not have a material impact on our 2018 financial statement line items, either individually or in the aggregate. We have elected the practical expedient to expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year. During the three months ended March 31, 2019 and 2018, there were no contract acquisition costs capitalized. In 2018, we made a sales tax policy election to exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

We enter into arrangements with multiple performance obligations that arise during the sale of a system that includes an installation component, a service and support component and a software maintenance component. The transaction price is allocated to the separate performance obligations on relative standalone sales price. We allocate the transaction price of each element based on relative selling prices. Relative selling price is based on the selling price of the standalone system. For the installation and service and support performance obligations, we use the value of the discount given to distributors who perform these components. For software maintenance performance obligations, we use what we charge for annual software maintenance renewals after the initial year the system is sold. Revenue is recognized on the system sale based on shipping terms, installation revenue is recognized after the installation is performed, and hardware service and support and software maintenance revenue is recognized ratably over the term of the agreement, typically one year. Deferred revenue includes service, support and maintenance contracts and represents the undelivered performance obligation of agreements that are typically recognized ratably over one year.

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

Doc. No.: CM 46001350_N1-Z4A / dated 2018.08.30 (YYYY.MM.DD)
Data I/O Corporation

RESULTS OF OPERATIONS:

NET SALES

	Three Months Ended
Net sales by product line	Mar. 31,2019	Change	Mar. 31,2018
(in thousands)
Automated programming systems	$4,803	(19.6%)	$5,973
Non-automated programming systems	1,255	(24.2%)	1,656
Total programming systems	$6,058	(20.6%)	$7,629

	Three Months Ended
Net sales by location	Mar. 31,2019	Change	Mar. 31,2018
(in thousands)
United States	$356	(65.1%)	$1,019
% of total	5.9%		13.4%

International	$5,702	(13.7%)	$6,610
% of total	94.1%		86.6%

	Three Months Ended
Net sales by type	Mar. 31, 2019	Change	Mar. 31, 2018
(in thousands)
Equipment sales	$3,711	(27.9%)	$5,149
Adapter sales	$1,461	(13.6%)	$1,690
Software and maintenance	886	12.2%	790
Total programming systems	$6,058	(20.6%)	$7,629

Net sales for the first quarter of 2019 declined approximately 20.6% to $6.1 million compared to the same period in 2018 primarily as a result of strong Automotive Electronics and Programming Center cyclical demand during 2017, particularly from programming center customers that culminated in a substantial backlog at the end of 2017 of $4.0 million as compared with backlog of $1.9 million at December 31, 2018, with the decline related particularly to programming center customers. On a regional basis, net sales were approximately 94.1% international during the first quarter of 2019 as compared with 86.6% for the same period of 2018. Europe was our strongest territory in the first quarter of 2019, as it was in the fourth quarter of 2018. Total capital equipment sales were 61% of revenues and adapters and consumables were 24% of revenues in 2019, compared to 67% and 22%, respectively, in 2018.

Order bookings were $6.2 million for both the first quarters of 2019 and 2018. Backlog at March 31, 2019 and the same period in 2018 was $2.0 million and $2.7 million, respectively. Deferred revenue was $1.6 million on March 31, 2019 compared to $1.7 million at March 31, 2018.

Doc. No.: CM 46001350_N1-Z4A / dated 2018.08.30 (YYYY.MM.DD)
Data I/O Corporation

GROSS MARGIN

	Three Months Ended
	Mar. 31,2019	Change	Mar. 31,2018
(in thousands)
Gross margin	$3,685	(16.6%)	$4,416
Percentage of net sales	60.8%		57.9%

For the first quarter of 2019, gross margin in dollars was down primarily as a result of the lower sales volume. Gross margin as a percentage of sales was 60.8%, compared to 57.9% in the first quarter of 2018. The increase in gross margin as a percentage of revenues when compared between periods, was due to a favorable channel and product mix as well as comparatively favorable factory variances during the quarter. Ongoing cost reductions and factory utilization, due in part to inventory production level, also contributed to the strength of gross margins.

RESEARCH AND DEVELOPMENT

	Three Months Ended
	Mar. 31,2019	Change	Mar. 31,2018
(in thousands)
Research and development	$1,681	(10.5%)	$1,879
Percentage of net sales	27.7%		24.6%

Research and development (“R&D”) expenses were lower in the first quarter of 2019 compared to the same period in 2018 primarily due to lower headcount related costs and incentive compensation, offset in part by higher stock compensation.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended
	Mar. 31,2019	Change	Mar. 31,2018
(in thousands)
Selling, general &
administrative	$1,975	(9.9%)	$2,193
Percentage of net sales	32.6%		28.7%

Selling, General and Administrative (“SG&A”) expenses were lower in the first quarter of 2019 compared to the same period in 2018 primarily due to lower sales commissions on lower sales, headcount related costs including incentive compensation, and reduced marketing activity, offset in part by higher stock compensation.

INTEREST

	Three Months Ended
	Mar. 31,2019	Change	Mar. 31,2018
(in thousands)
Interest income	$12	71.4%	$7

Interest income was higher in the first quarter of 2019 compared to the same period in 2018 primarily due to minor increases in interest rates.

Doc. No.: CM 46001350_N1-Z4A / dated 2018.08.30 (YYYY.MM.DD)
Data I/O Corporation

INCOME TAXES

	Three Months Ended
	Mar. 31,2019	Change	Mar. 31,2018
(in thousands)
Income tax benefit (expense)	$29	(164.4%)	$(45)

Income tax benefit for the first quarter of 2019 compared to an expense for the same period in 2018, primarily related to converting remaining AMT credits, that had a full valuation allowance on such credits, into a receivable of approximately $42,000, resulting from IRS rule changes allowing the release of previously sequestered AMT credits. In addition, the pre-tax income, particularly foreign subsidiary income, was much lower than in the previous year for the same period.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes. We have a valuation allowance of $6.9 million as of March 31, 2019. As of March 31 for both 2019 and 2018, our deferred tax assets and valuation allowance have been reduced by approximately $317,000 and $278,000 associated with the requirements of accounting for uncertain tax positions as of March 31, 2019. Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance. We expect to further analyze the level of valuation allowance during the remainder of 2019.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

	Mar. 31,2019	Change	Dec. 31,2018
(in thousands)
Working capital	$20,521	$(544)	$21,065

At March 31, 2019, our principal sources of liquidity consisted of existing cash and cash equivalents. Cash was used to fund shifts in working capital during the quarter. Cash decreased $3.6 million from December 31, 2018 primarily from paying for 2018 accrued incentive compensation, share repurchases under the share repurchase program and inventory build in US and China, mainly to avoid current and potential tariff changes. Accounts receivable and inventory increased approximately $900,000 and $500,000, respectively, compared to December 31, 2018.

This quarter’s working capital decline was mainly due to new GAAP accounting for leases (ASC 842) that went into effect on January 1, 2019 which recognizes a right-of-use asset and a corresponding lease liability, with the result being a gross up on the balance sheet to include a $2.0 million asset and a liability of $2.4 million. The liability is comprised of $662,000 in current liabilities and $1.7 million in long term liabilities as of March 31, 2019. The lease accounting adjustments have no impact on our P&L, but the entry of the current liability reduces the working capital calculation.

Although we have no significant external capital expenditure plans currently, we expect that we will continue to make capital expenditures to support our business. We plan to increase our internally developed rental, security provisioning, sales demonstration and test equipment as we develop and release new products. Capital expenditures are currently expected to be funded by existing and internally generated funds.

As a result of our cyclical and seasonal industry, significant product development, customer support and selling and marketing efforts, we have required substantial working capital to fund our operations. We have tried to balance our level of development spending with the goal of profitable operations. We have implemented or have initiatives to implement geographic shifts in our operations, optimized real estate usage, reduced exposure to the impact of currency volatility, and additional product development differentiation and cost reductions.

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

Doc. No.: CM 46001350_N1-Z4A / dated 2018.08.30 (YYYY.MM.DD)
Data I/O Corporation

SHARE REPURCHASE PROGRAMS

On October 31, 2018, our Board of Directors approved a share repurchase program with provisions to buy back up to $2 million of our stock during the period from November 1, 2018 through October 31, 2019.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period. For the quarter ended March 31, 2019, 57,612 shares of stock were repurchased at an average price of $5.39 for a total of $310,489 plus $1,187 in commissions and charges.

The following is a summary of the stock repurchase program from November 1, 2018 through March 31, 2019:

Repurchases by Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program
December 2018	101,975	$5.23	101,975	$1,466,537
January 2019	43,701	$5.36	43,701	$1,232,083
March 2019	13,911	$5.47	13,911	$1,156,048
Total	159,587	$5.29	159,587

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted in the accompanying consolidated financial statements in Note 5, “Operating Lease Commitments” and Note 6, “Other Commitments”, we have no off-balance sheet arrangements.

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURES

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $189,000 in the first quarter of 2019 compared to $397,000 in the first quarter of 2018. Adjusted EBITDA, excluding equity compensation (a non-cash item) was $476,000 in the first quarter of 2019, compared to $574,000 in the first quarter of 2018.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURE RECONCILIATION

	Three Months EndedMarch 31,
	2019	2018
(in thousands)
Net Income	$26	$130
Interest (income)	(12)	(7)
Taxes	(29)	45
Depreciation & amortization	204	229
EBITDA earnings	$189	$397

Equity compensation	287	177
Adjusted EBITDA earnings,
excluding equity compensation	$476	$574

Doc. No.: CM 46001350_N1-Z4A / dated 2018.08.30 (YYYY.MM.DD)
Data I/O Corporation

Recently Adopted Accounting Pronouncements

We adopted the new lease accounting standard, ASC 842, on January 1, 2019 using the modified retrospective transition method, and recorded a balance sheet adjustment on the date of adoption. In 2018, we accounted for leases under ASC 840. The new lease standard requires lessees to recognize right-of-use assets and lease liabilities on the balance sheet for operating leases, and also requires additional quantitative and qualitative disclosures to enable users of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. In adopting ASC 842, we utilized certain practical expedients available under the standard. These practical expedients include waiving reassessment of conclusions reached under the previous lease standard as to whether contracts contain leases, not recording right-of-use assets or lease liabilities for leases with terms of 12 months or less, how to classify leases identified and how to account for initial direct costs incurred. We also utilized the practical expedient to use hindsight as of the date of adoption to determine the terms of our leases and to evaluate our right-of-use assets for impairment.

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

PART II - OTHER INFORMATION

Item 1.              Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2019, we were not a party to any material pending legal proceedings.

Item 1A.           Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the Risk Factors described in our Annual Report.

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

Doc. No.: CM 46001350_N1-Z4A / dated 2018.08.30 (YYYY.MM.DD)
Data I/O Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA I/O CORPORATION (REGISTRANT)

Date: May 15, 2019	By:	/s/ Anthony Ambrose
Anthony Ambrose
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Date: May 15, 2019	By:	/s/ Joel S. Hatlen
Joel S. Hatlen
Vice President and Chief Operating and Financial Officer Secretary and Treasurer (Principal Financial Officer and Duly Authorized Officer)