Form 10-Q
period 2019-06-30
DATA I/O CORP
filed 2019-08-14
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Title of each classTrading Symbol(s)Name of each exchange on which registeredCommon StockDAIONASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, ”accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTY PROCEEDINGS DURING THE PREVIOUS FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13or 15(d) of the Security Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

Shares of Common Stock, no par value, outstanding as of August 2, 2019: 8,205,798

PART I - FINANCIAL INFORMATION

Item 1.
Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	June 30, 2019	December 31, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,165	$18,343
Trade accounts receivable, net of allowance for
doubtful accounts of $72 and $75, respectively	3,812	3,771
Inventories	5,218	5,185
Other current assets	618	621
TOTAL CURRENT ASSETS	24,813	27,920

Property, plant and equipment – net	1,953	1,985
Income tax receivable	640	598
Other assets	2,284	220
TOTAL ASSETS	$29,690	$30,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,006	$1,755
Accrued compensation	1,415	2,872
Deferred revenue	1,365	1,392
Other accrued liabilities	1,451	789
Income taxes payable	35	47
TOTAL CURRENT LIABILITIES	5,272	6,855

Operating lease liabilities	1,532	-
Long-term other payables	157	511

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,261,702 shares as of June 30,
2019 and 8,338,628 shares as of December 31, 2018	18,463	19,254
Accumulated earnings	3,848	3,695
Accumulated other comprehensive income	418	408
TOTAL STOCKHOLDERS’ EQUITY	22,729	23,357
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,690	$30,723

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net sales	$5,834	$7,204	$11,892	$14,834
Cost of goods sold	2,250	2,955	4,623	6,169
Gross margin	3,584	4,249	7,269	8,665
Operating expenses:
Research and development	1,680	1,845	3,361	3,724
Selling, general and administrative	1,829	2,158	3,803	4,351
Total operating expenses	3,509	4,003	7,164	8,075
Operating income	75	246	105	590
Non-operating income:
Interest income	10	9	22	16
Gain on sale of assets	-	4	60	4
Foreign currency transaction gain (loss)	69	269	(36)	93
Total non-operating income	79	282	46	113
Income before income taxes	154	528	151	703
Income tax (expense) benefit	(27)	(42)	2	(87)
Net income	$127	$486	$153	$616

Basic earnings per share	$0.02	$0.06	$0.02	$0.07
Diluted earnings per share	$0.02	$0.06	$0.02	$0.07
Weighted-average basic shares	8,257	8,356	8,280	8,321
Weighted-average diluted shares	8,332	8,500	8,375	8,521

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$127	$486	$153	$616
Other comprehensive income:
Foreign currency translation gain (loss)	(118)	(534)	10	(233)
Comprehensive income (loss)	$9	$(48)	$163	$383

 See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Accumulated
	Common Stock		Retained	and Other	Total
			Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2017	8,276,813	$18,989	$2,089	$982	22,060
Stock options exercised	15,000	-			-
Repurchased shares	(4,948)	-			-
Stock awards issued, net of tax withheld	7,531	(12)	-	-	(12)
Issuance of stock through: ESPP	630	7	-	-	7
Share-based compensation	-	177	-	-	177
Net income	-	-	130	-	130
Other comprehensive income gain	-	-	-	301	301
Balance at March 31, 2018	8,295,026	$19,161	$2,219	$1,283	$22,663
Stock awards issued, net of tax withheld	132,858	(415)	-	-	(415)
Share-based compensation	-	473	-	-	473
Net income	-	-	486	-	486
Other comprehensive income (loss)	-	-	-	(67)	(67)
Balance at June 30, 2018	8,427,884	19,219	2,705	1,216	23,140

Balance at December 31, 2018	8,338,628	$19,254	$3,695	$408	$23,357
Repurchased shares	(57,612)	(312)			(312)
Stock awards issued, net of tax withheld	4,046	(9)	-	-	(9)
Issuance of stock through: ESPP	2,763	15	-	-	15
Share-based compensation	-	287	-	-	287
Net income	-	-	26	-	26
Other comprehensive income gain	-	-	-	128	128
Balance at March 31, 2019	8,287,825	19,235	3,721	536	23,492
Repurchased shares	(188,194)	(908)			(908)
Stock awards issued, net of tax withheld	162,071	(228)	-	-	(228)
Share-based compensation	-	364	-	-	364
Net income	-	-	127	-	127
Other comprehensive income (loss)	-	-	-	(118)	(118)
Balance at June 30, 2019	8,261,702	18,463	3,848	418	22,729

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Six Months Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$153	$616
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	424	507
Gain on sale of assets	(60)	(4)
Equipment transferred to cost of goods sold	(26)	336
Share-based compensation	651	650
Net change in:
Trade accounts receivable	(63)	(1,650)
Inventories	(28)	(179)
Other current assets	3	175
Accounts payable and accrued liabilities	(2,223)	(1,667)
Deferred revenue	(62)	627
Other long-term liabilities	(312)	(34)
Deposits and other long-term assets	88	(175)
Net cash provided by (used in) operating activities	(1,455)	(798)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(365)	(495)
Net proceeds from sale of assets	60	4
Cash provided by (used in) investing activities	(305)	(491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments
for shares withheld to cover tax	(222)	(420)
Repurchase of common stock	(1,220)	-
Cash provided by (used in) financing activities	(1,442)	(420)
Increase (decrease) in cash and cash equivalents	(3,202)	(1,709)

Effects of exchange rate changes on cash	24	(198)
Cash and cash equivalents at beginning of period	18,343	18,541
Cash and cash equivalents at end of period	$15,165	$16,634

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$101	$111

See notes to consolidated financial statements

DATA I/O CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of June 30, 2019 and June 30, 2018 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2018.

Revenue Recognition

The adoption of Topic 606, “Revenue from contracts with customers”, did not have a material impact on our 2018 financial statement line items, either individually or in the aggregate. We have elected the practical expedient to expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year. During the six months ended June 30, 2019 and 2018, there were no contract acquisition costs capitalized. In 2018, we made a sales tax policy election to exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

The following table represents our revenues by major categories:

	Three Months Ended			Six Months Ended
Net sales by type	Jun. 30,2019	Change	Jun. 30,2018	Jun. 30,2019	Change	Jun. 30,2018
(in thousands)
Equipment sales	$3,537	(24.2%)	$4,665	$7,247	(26.2%)	$9,814
Adapter sales	$1,421	(18.8%)	$1,750	$2,882	(16.2%)	$3,440
Software and maintenance	876	11.0%	789	1,763	11.6%	1,580
Total programming systems	$5,834	(19.0%)	$7,204	$11,892	(19.8%)	$14,834

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

Leases are classified at commencement as either operating or finance leases. As of June 30, 2019, all of our leases are classified as operating leases. Rent expense for operating leases is recognized on the straight-line method over the term of the agreement beginning on the lease commencement date.

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

We recorded the following adjusted balances in our consolidated balance sheet on the date of adoption:

	As Reported December 31, 2018	As Recorded January 1, 2019
(in thousands)
Right-of-use assets (Long-term other assets)	$0	$2,176
Lease liability-short term (Other accrued liabilities)	-	(654)
Lease liability-long term (Long-term other payables)	-	(1,904)

See Note 5 of the accompanying notes to the condensed consolidated financial statements for additional information regarding our operating leases.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:
	June 30,2019	December 31,2018
(in thousands)
Raw material	$2,540	$2,925
Work-in-process	2,145	1,584
Finished goods	533	676
Inventories	$5,218	$5,185

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	June 30,2019	December 31,2018
(in thousands)
Leasehold improvements	$399	$399
Equipment	5,569	5,378
Sales demonstration equipment	1,068	942
	7,036	6,719
Less accumulated depreciation	5,083	4,734
Property and equipment, net	$1,953	$1,985

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	June 30,2019	December 31,2018
(in thousands)
Lease liability - short term	$667	$0
Product warranty	420	471
Sales return reserve	87	87
Other taxes	106	102
Other	171	129
Other accrued liabilities	$1,451	$789

The changes in our product warranty liability for the six months ending June 30, 2019 are as follows:

June 30,2019
(in thousands)
Liability, beginning balance	$471
Net expenses	419
Warranty claims	(419)
Accrual revisions	(51)
Liability, ending balance	$420

NOTE 5 – LEASES

Our leasing arrangements are primarily for facility leases we use to conduct our operations. The following table presents our future lease payments for long-term operating leases as of June 30, 2019:

For the years ending December 31:

Operating Lease Commitments
(in thousands)
2019 (remaining)	$383
2020	760
2021	685
2022	309
2023	89
Thereafter	226
Total	$2,452
Less Imputed interest	(253)
Total operating lease liabilities	$2,199

Cash paid for operating lease liabilities for the three and six months ended June 30, 2019 was $173,000 and $369,000, respectively. There were no new or modified leases during the six months ended June 30, 2019.

The following table presents supplemental balance sheet information related to leases as of June 30, 2019:

Balance at June 30, 2019
(in thousands)
Right-of-use assets (Long-term other assets)	$1,864
Lease liability-short term (Other accrued liabilities)	(667)
Lease liability-long term (Long-term other payables)	(1,532)

At June 30, 2019, the weighted average remaining lease term is 3.77 years and the weighted average discount rate used is 5%.

The components of our lease expense for the three and six months ended June 30, 2019 include operating lease costs of $107,000 and $273,000, respectively, and short-term lease costs of $5,000 and $10,000, respectively.

Our real estate facility leases are described below:

During the third quarter of 2017, we amended our lease agreement, extending the lease for the Redmond, Washington headquarters facility through July 31, 2022. This lease is for approximately 20,460 square feet.

We signed a lease agreement effective November 1, 2015 that extends the lease for a facility located in Shanghai, China through October 31, 2021. This lease is for approximately 19,400 square feet.

During the fourth quarter of 2016, we signed a lease agreement for a new facility located near Munich, Germany which was effective March 1, 2017 and extends the lease through February 28, 2022. This lease is for approximately 4,895 square feet.

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At June 30, 2019, the purchase commitments and other obligations totaled $2.0 million of which all but $646,000 are expected to be paid over the next twelve months.

NOTE 7 – CONTINGENCIES

As of June 30, 2019, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	Jun. 30, 2019	Jun. 30, 2018	Jun. 30, 2019	Jun. 30, 2018

(in thousands except per share data)
Numerator for basic and diluted
earnings per share
Net income	$127	$486	$153	$616
Denominator for basic
earnings per share:
Weighted-average shares	8,257	8,356	8,280	8,321
Employee -stock options and awards	75	144	95	200
Denominator for diluted
earnings per share:
Adjusted weighted-average shares &
assumed conversions of stock options	8,332	8,500	8,375	8,521
Basic and diluted
earnings per share:
Total basic earnings per share	$0.02	$0.06	$0.02	$0.07
Total diluted earnings per share	$0.02	$0.06	$0.02	$0.07

Options to purchase 25,000 shares were outstanding as of both June 30, 2019 and 2018, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 9 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method. For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the six months ended June 30, 2019 and 2018, respectively, was as follows:

	Three Months Ended		Six Months Ended
	Jun. 30,2019	Jun. 30,2018	Jun. 30,2019	Jun. 30,2018
(in thousands)
Cost of goods sold	$10	$11	$16	$15
Research and development	103	107	166	149
Selling, general and administrative	251	355	469	486
Total share-based compensation	$364	$473	$651	$650

Equity awards granted during the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
	Jun. 30,2019	Jun. 30,2018	Jun. 30,2019	Jun. 30,2018
Restricted Stock Units	276,700	204,856	276,700	205,856
Stock Options	25,000	-	25,000	-

Non-employee directors Restricted Stock Units (“RSU’s”) vest over one year and options vest over three years and have a six-year exercise period. Employee RSU’s typically vest over four years and employee Non-Qualified stock options typically vest quarterly over 4 years and have a six-year exercise period.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at June 30, 2019 are:

Jun. 30,2019

Unamortized future equity compensation expense (in thousands)	$2,874
Remaining weighted average amortization period (in years)	2.77

NOTE 10– SHARE REPURCHASE PROGRAM

On October 31, 2018, our Board of Directors approved a share repurchase program with provisions to buy back up to $2 million of our stock during the period from November 1, 2018 through October 31, 2019.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period. For the quarter ended June 30, 2019, 188,194 shares of stock were repurchased at an average price of $4.81 for a total of $904,595 plus $3,891 in commissions and charges. The following is a summary of the stock repurchase program from November 1, 2018 through June 30, 2019:

Repurchases by Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program

December 2018	101,975	$5.23	101,975	$1,466,537
January 2019	43,701	$5.36	43,701	$1,232,083
March 2019	13,911	$5.47	13,911	$1,156,048
April 2019	69,141	$5.36	69,141	$788,367
May 2019	69,798	$4.61	69,798	$467,643
June 2019	49,255	$4.42	49,255	$251,453
Total	347,781	$5.03	347,781

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding economic outlook, industry prospects and trends; industry partnerships; future results of operations or financial position; future spending; breakeven revenue point; expected market growth; market acceptance of our newly introduced or upgraded products or services; the sufficiency of our cash to fund future operations and capital requirements; development, introduction and shipment of new products or services; changing foreign operations; trade issues and tariffs; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report. The Reader should not place undue reliance on these forward-looking statements. The discussions above and in the section in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in our Annual report on Form 10-K for the year ended December 31, 2018, describe some, but not all, of the factors that could cause these differences.

OVERVIEW

We continued our focus on automotive electronics and managing the core programming business for growth and profitability, while developing and enhancing products, particularly in security provisioning, to drive future revenue and earnings growth as we invest resources in the security provisioning market. Our challenge continues to be operating in a cyclical and rapidly evolving industry environment. We currently believe we are experiencing a capital spending cyclical downturn. We are continuing our efforts to balance industry changes, industry partnerships, new technologies, business geography shifts, exchange rate volatility, trade issues and tariffs, increasing costs and strategic investments in our business with the level of demand and mix of business we expect. We continue to manage our costs carefully and execute strategies for cost reduction.

We are focusing our research and development efforts in our strategic growth markets, namely automotive electronics and IoT new programming technologies, secure supply chain solutions, automated programming systems and their enhancements for the manufacturing environment and software. We are continuing to develop technology to securely provision new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers. We plan to deliver new programming technology and automated handling systems for managed and secure programming in the manufacturing environment. We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including various configurations of NAND Flash, e-MMC, UFS and microcontrollers on our newer products.

Our customer focus has been on global and strategic high-volume manufacturers in key market segments like automotive electronics, IoT, industrial controls and consumer electronics, as well as programming centers.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition: The adoption of Topic 606, “Revenue from contracts with customers”, did not have a material impact on our 2018 financial statement line items, either individually or in the aggregate. We have elected the practical expedient to expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year. During the six months ended June 30, 2019 and 2018, there were no contract acquisition costs capitalized. In 2018, we made a sales tax policy election to exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

Tax Valuation Allowances: Given the uncertainty created by our loss history, as well as the current and ongoing cyclical uncertain economic outlook for our industry and capital and geographic spending as well as income and current net deferred tax assets by entity and country, we expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances. At the current time, we expect, therefore, that reversals of the tax valuation allowance will take place as we are able to take advantage of the underlying tax loss or other attributes in carry forward or their use by future income or circumstances allow us to realize these attributes. The transfer pricing and expense or cost sharing arrangements are complex areas where judgments, such as the determination of arms-length arrangements, can be subject to challenges by different tax jurisdictions.

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

RESULTS OF OPERATIONS:

NET SALES

	Three Months Ended			Six Months Ended
Net sales by product line	Jun. 30,2019	Change	Jun. 30,2018	Jun. 30,2019	Change	Jun. 30,2018
(in thousands)
Automated programming systems	$4,651	(18.1%)	$5,680	$9,454	(18.9%)	$11,654
Non-automated programming systems	1,183	(22.4%)	1,524	2,438	(23.3%)	3,180
Total programming systems	$5,834	(19.0%)	$7,204	$11,892	(19.8%)	$14,834

	Three Months Ended			Six Months Ended
Net sales by location	Jun. 30,2019	Change	Jun. 30,2018	Jun. 30,2019	Change	Jun. 30,2018
(in thousands)
United States	$609	(37.5%)	$974	$966	(51.5%)	$1,993
% of total	10.4%		13.5%	8.1%		13.4%

International	$5,225	(16.1%)	$6,230	$10,926	(14.9%)	$12,841
% of total	89.6%		86.5%	91.9%		86.6%

	Three Months Ended			Six Months Ended
Net sales by type	Jun. 30,2019	Change	Jun. 30,2018	Jun. 30,2019	Change	Jun. 30,2018
(in thousands)
Equipment sales	$3,537	(24.2%)	$4,665	$7,247	(26.2%)	$9,814
Adapter sales	$1,421	(18.8%)	$1,750	$2,882	(16.2%)	$3,440
Software and maintenance	876	11.0%	789	1,763	11.6%	1,580
Total programming systems	$5,834	(19.0%)	$7,204	$11,892	(19.8%)	$14,834

Net sales for the second quarter of 2019 declined approximately 19.0% to $5.8 million compared to the same period in 2018 primarily as a result of slower Automotive Electronics cyclical demand. The 2018 comparable period sales also benefited from the use of backlog. On a regional basis, Asia was our strongest territory in the second quarter of 2019, despite tariffs.

Net sales for the first six months of 2019 declined for the same factors as in the second quarter.

Order bookings in the second quarter of 2019 were $5.1 million, compared to $7.2 million in the second quarter of 2018. Backlog at June 30, 2019 was $1.4 million, compared with $1.9 million at June 30, 2018. Data I/O had $1.5 million deferred revenue at the end of the second quarter of 2019, down from $1.6 million at March 31, 2019. Bookings for the first six months of 2019 were attributed to automotive 56% and programming centers 19% compared to the same period of 2018 of 56% and 18%, respectively.

GROSS MARGIN

	Three Months Ended			Six Months Ended
	Jun. 30,2019	Change	Jun. 30,2018	Jun. 30,2019	Change	Jun. 30,2018
(in thousands)
Gross margin	$3,584	(15.7%)	$4,249	$7,269	(16.1%)	$8,665
Percentage of net sales	61.4%		59.0%	61.1%		58.4%

For the second quarter of 2019, gross margin as a percentage of sales was 61.4%, as compared to 59% in the second quarter of 2018. The second quarter and first six months of 2019 gross margin percentage level exceeded the Company’s anticipated target model due primarily to a favorable product mix as well as favorable variances, primarily overhead and currency related. For the full year we continue to model gross margin percentages in the mid to upper fifties. The impact of tariffs has been manageable in 2019, but continues to cause uncertainty in our outlook and may have a more significant impact in the future.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Six Months Ended
	Jun. 30,2019	Change	Jun. 30,2018	Jun. 30,2019	Change	Jun. 30,2018
(in thousands)
Research and development	$1,680	(8.9%)	$1,845	$3,361	(9.7%)	$3,724
Percentage of net sales	28.8%		25.6%	28.3%		25.1%

Research and development (“R&D”) expenses were lower in the second quarter and year to date 2019 compared to the same periods in 2018 primarily due to lower headcount related costs, incentive compensation and stock-based compensation.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Six Months Ended
	Jun. 30,2019	Change	Jun. 30,2018	Jun. 30,2019	Change	Jun. 30,2018
(in thousands)
Selling, general &
administrative	$1,829	(15.2%)	$2,158	$3,803	(12.6%)	$4,351
Percentage of net sales	31.4%		30.0%	32.0%		29.3%

Selling, General and Administrative (“SG&A”) expenses were lower in the second quarter and year to date 2019 compared to the same periods in 2018 primarily due to lower sales commissions on lower sales and headcount related costs including incentive compensation and stock-based compensation.

INTEREST

	Three Months Ended			Six Months Ended
	Jun. 30,2019	Change	Jun. 30,2018	Jun. 30,2019	Change	Jun. 30,2018
(in thousands)
Interest income	$10	11.1%	$9	$22	37.5%	$16

Interest income was higher in the second quarter of 2019 compared to the same period in 2018 primarily due to minor increases in interest rates on invested funds.

INCOME TAXES

	Three Months Ended			Six Months Ended
	Jun. 30,2019	Change	Jun. 30,2018	Jun. 30,2019	Change	Jun. 30,2018
(in thousands)
Income tax benefit (expense)	$(27)	(35.7%)	$(42)	$2	(102.3%)	$(87)

Income tax for both the second quarter of 2019 and the same period in 2018, primarily related to foreign and state taxes, which for the 2019 period the foreign subsidiary income, was much lower than in the previous year for the same period. Income tax for the first six months of 2019 compared to the same period in 2018, primarily related to converting remaining sequestered AMT credits, that had a full valuation allowance on such credits, into a receivable of approximately $42,000, resulting from IRS rule changes allowing the release of previously sequestered AMT credits. In addition,

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes. We have a valuation allowance of $7.1 million as of June 30, 2019. As of June 30, for both 2019 and 2018, our deferred tax assets and valuation allowance have been reduced by approximately $325,000 and $290,000, respectively, associated with the requirements of accounting for uncertain tax positions. Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

	Jun. 30,2019	Change	Dec. 31,2018
(in thousands)
Working capital	$19,541	$(1,524)	$21,065

At June 30, 2019, our principal sources of liquidity consisted of existing cash and cash equivalents. Cash decreased $3.1 million from December 31, 2018 primarily from paying for 2018 accrued incentive compensation and share repurchases under the share repurchase program.

The working capital decline in the first six months of 2019 was similarly due to share repurchases as well as to new GAAP accounting for leases (ASC 842) that went into effect on January 1, 2019 which recognizes a right-of-use asset and a corresponding lease liability, with the result being a gross up on the balance sheet. The liability is comprised of $667,000 in current liabilities and $1.5 million in long term liabilities as of June 30, 2019. The lease accounting adjustments have no impact on our statement of operations, but the recording of the current liability reduces the working capital calculation.

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

As a result of our cyclical and seasonal industry, significant product development, customer support and selling and marketing efforts, we have required substantial working capital to fund our operations. We have tried to balance our level of development spending with the goal of profitable operations. We have implemented or have initiatives to implement geographic shifts in our operations, optimize real estate usage, reduce exposure to the impact of currency volatility and tariffs, increase product development differentiation, and reduce costs.

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

SHARE REPURCHASE PROGRAMS

On October 31, 2018, our Board of Directors approved a share repurchase program with provisions to buy back up to $2 million of our stock during the period from November 1, 2018 through October 31, 2019.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period. For the quarter ended June 30, 2019, 188,194 shares of stock were repurchased at an average price of $4.81 for a total of $904,595 plus $3,891 in commissions and charges.

The following is a summary of the stock repurchase program from November 1, 2018 through June 30, 2019:

Repurchases by Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program

December 2018	101,975	$5.23	101,975	$1,466,537
January 2019	43,701	$5.36	43,701	$1,232,083
March 2019	13,911	$5.47	13,911	$1,156,048
April 2019	69,141	$5.36	69,141	$788,367
May 2019	69,798	$4.61	69,798	$467,643
June 2019	49,255	$4.42	49,255	$251,453
Total	347,781	$5.03	347,781

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURE RECONCILIATION

	Three Months EndedJune 30,		Six Months EndedJune 30,
	2019	2018	2019	2018
(in thousands)
Net Income	$127	$486	$153	$616
Interest (income)	(10)	(9)	(22)	(16)
Taxes	27	42	(2)	87
Depreciation & amortization	220	277	424	506
EBITDA earnings	$364	$796	$553	$1,193

Equity compensation	364	473	651	650
Adjusted EBITDA earnings,
excluding equity compensation	$728	$1,269	$1,204	$1,843

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

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2019, we were not a party to any material pending legal proceedings.

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

DATA I/O CORPORATION (REGISTRANT)

DATED: August 14, 2019	By:	/s/ Anthony Ambrose
Anthony Ambrose
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

By:	/s/ Joel S. Hatlen
Joel S. Hatlen
Vice President and Chief Operating and Financial Officer Secretary and Treasurer (Principal Financial Officer and Duly Authorized Officer)