Form 10-Q
period 2019-09-30
DATA I/O CORP
filed 2019-11-13
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Accelerated filer ☐	Smaller reporting company ☒
Large accelerated filer ☐	Emerging growth company ☐
Non-accelerated filer ☐

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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13or 15(d) of the Security Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

Shares of Common Stock, no par value, outstanding as of October 31, 2019: 8,210,884

DATA I/O CORPORATION

FORM 10-Q
For the Quarter Ended September 30, 2019

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	September 30, 2019	December 31, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,178	$18,343
Trade accounts receivable, net of allowance for
doubtful accounts of $48 and $75, respectively	2,406	3,771
Inventories	5,432	5,185
Other current assets	582	621
TOTAL CURRENT ASSETS	23,598	27,920

Property, plant and equipment – net	1,733	1,985
Income tax receivable	640	598
Other assets	2,108	220
TOTAL ASSETS	$28,079	$30,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$869	$1,755
Accrued compensation	1,373	2,872
Deferred revenue	1,586	1,392
Other accrued liabilities	1,308	789
Income taxes payable	49	47
TOTAL CURRENT LIABILITIES	5,185	6,855

Operating lease liabilities	1,334	-
Long-term other payables	126	511

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,210,884 shares as of September 30,
2019 and 8,338,628 shares as of December 31, 2018	18,490	19,254
Accumulated earnings	3,004	3,695
Accumulated other comprehensive income (loss)	(60)	408
TOTAL STOCKHOLDERS’ EQUITY	21,434	23,357
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,079	$30,723

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months EndedSeptember 30,		Nine Months EndedSeptember 30,
	2019	2018	2019	2018

Net sales	$3,808	$6,533	$15,700	$21,367
Cost of goods sold	1,806	2,415	6,430	8,584
Gross margin	2,002	4,118	9,270	12,783
Operating expenses:
Research and development	1,507	1,826	4,868	5,550
Selling, general and administrative	1,535	1,888	5,338	6,239
Total operating expenses	3,042	3,714	10,206	11,789
Operating income(loss)	(1,040)	404	(936)	994
Non-operating income:
Interest income	25	10	47	26
Gain on sale of assets	-	-	60	4
Foreign currency transaction gain (loss)	226	108	190	201
Total non-operating income	251	118	297	231
Income(loss) before income taxes	(789)	522	(639)	1,225
Income tax (expense) benefit	(55)	(180)	(52)	(267)
Net income(loss)	$(844)	$342	$(691)	$958

Basic earnings(loss) per share	$(0.10)	$0.04	$(0.08)	$0.11
Diluted earnings(loss) per share	$(0.10)	$0.04	$(0.08)	$0.11
Weighted-average basic shares	8,217	8,439	8,259	8,361
Weighted-average diluted shares	8,242	8,507	8,259	8,516

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months EndedSeptember 30,		Nine Months EndedSeptember 30,
	2019	2018	2019	2018

Net income (loss)	$(844)	$342	$(691)	$958
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(478)	(264)	(468)	(497)
Comprehensive income (loss)	$(1,322)	$78	$(1,159)	$461

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Accumulated
	Common Stock		Retained	and Other	Total
			Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2017	8,276,813	$18,989	$2,089	$982	22,060
Stock options exercised	15,000	-			-
Repurchased shares	(4,948)	-			-
Stock awards issued, net of tax withheld	7,531	(12)	-	-	(12)
Issuance of stock through: ESPP	630	7	-	-	7
Share-based compensation	-	177	-	-	177
Net income	-	-	130	-	130
Other comprehensive income gain	-	-	-	301	301
Balance at March 31, 2018	8,295,026	$19,161	$2,219	$1,283	$22,663
Stock awards issued, net of tax withheld	132,858	(415)	-	-	(415)
Share-based compensation	-	473	-	-	473
Net income	-	-	486	-	486
Other comprehensive income (loss)	-	-	-	(534)	(534)
Balance at June 30, 2018	8,427,884	$19,219	$2,705	$749	$22,673
Stock awards issued, net of tax withheld	9,809	(20)	-	-	(20)
Issuance of stock through: ESPP	2,382	12	-	-	12
Share-based compensation	-	282	-	-	282
Net income	-	-	342	-	342
Other comprehensive income (loss)	-	-	-	(264)	(264)
Balance at September 30, 2018	8,440,075	$19,493	$3,047	$485	$23,025

Balance at December 31, 2018	8,338,628	$19,254	$3,695	$408	$23,357
Repurchased shares	(57,612)	(313)			(313)
Stock awards issued, net of tax withheld	4,046	(8)	-	-	(8)
Issuance of stock through: ESPP	2,763	15	-	-	15
Share-based compensation	-	287	-	-	287
Net income	-	-	26	-	26
Other comprehensive income gain	-	-	-	128	128
Balance at March 31, 2019	8,287,825	$19,235	$3,721	$536	$23,492
Repurchased shares	(188,194)	(908)			(908)
Stock awards issued, net of tax withheld	162,071	(228)	-	-	(228)
Share-based compensation	-	364	-	-	364
Net income	-	-	127	-	127
Other comprehensive income (loss)	-	-	-	(118)	(118)
Balance at June 30, 2019	8,261,702	$18,463	$3,848	$418	$22,729
Repurchased shares	(55,904)	(244)			(244)
Stock awards issued, net of tax withheld	1,672	(3)	-	-	(3)
Issuance of stock through: ESPP	3,414	14	-	-	14
Share-based compensation	-	260	-	-	260
Net income	-	-	(844)	-	(844)
Other comprehensive income (loss)	-	-	-	(478)	(478)
Balance at September 30, 2019	8,210,884	$18,490	$3,004	$(60)	$21,434

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Nine Months EndedSeptember 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$(691)	$958
Adjustments to reconcile net income(loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	672	736
Gain on sale of assets	(60)	(4)
Equipment transferred to cost of goods sold	37	365
Share-based compensation	911	932
Net change in:
Trade accounts receivable	1,295	905
Inventories	(311)	(521)
Other current assets	27	(54)
Accounts payable and accrued liabilities	(2,484)	(1,211)
Deferred revenue	163	(36)
Other long-term liabilities	(311)	(55)
Deposits and other long-term assets	33	(175)
Net cash provided by (used in) operating activities	(719)	1,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(456)	(668)
Net proceeds from sale of assets	60	4
Cash provided by (used in) investing activities	(396)	(664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments
for shares withheld to cover tax	(211)	(429)
Repurchase of common stock	(1,465)	-
Cash provided by (used in) financing activities	(1,676)	(429)
Increase (decrease) in cash and cash equivalents	(2,791)	747

Effects of exchange rate changes on cash	(374)	(386)
Cash and cash equivalents at beginning of period	18,343	18,541
Cash and cash equivalents at end of period	$15,178	$18,902

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$178	$118
See notes to consolidated financial statements

DATA I/O CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of September 30, 2019 and September 30, 2018 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2018.

Revenue Recognition

The adoption of Topic 606, “Revenue from contracts with customers”, did not have a material impact on our 2018 financial statement line items, either individually or in the aggregate. We have elected the practical expedient to expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year. During the nine months ended September 30, 2019 and 2018, there were no contract acquisition costs capitalized. In 2018, we made a sales tax policy election to exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

The revenue related to products requiring installation that is perfunctory is recognized upon transfer of control of the product to customers, which generally is at the time of shipment. Installation that is considered perfunctory includes any installation that is expected to be performed by other parties, such as distributors, other vendors, or the customers themselves where we are not responsible for the installation. This takes into account the complexity, skill and training needed as well as customer expectations regarding installation.

We enter into arrangements with multiple performance obligations that arise during the sale of a system that includes an installation component, a service and support component and a software maintenance component. The transaction price is allocated to the separate performance obligations on relative standalone sales price. We allocate the transaction price of each element based on relative selling prices. Relative selling price is based on the selling price of the standalone system. For the installation and service and support performance obligations, we use the value of the discount given to distributors who perform these components. For software maintenance performance obligations, we use what we charge for annual software maintenance renewals after the initial year the system is sold. Revenue is recognized on the system sale based on shipping terms or acceptance provisions, installation revenue is recognized after the installation is performed, and hardware service and support and software maintenance revenue is recognized ratably over the term of the agreement, typically one year. Deferred revenue includes unaccepted delivered systems, service, support and maintenance contracts and represents the undelivered performance obligation of agreements that are typically recognized ratably over one year.

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

We transfer certain products out of service from their internal use and make them available for sale. The products transferred are typically our standard products in one of the following areas: service loaners, rental, metered or test units; engineering test units; or sales demonstration equipment. Once transferred, the equipment is sold by our regular sales channels as used equipment inventory. These product units often involve refurbishing and an equipment warranty, and are conducted as sales in our normal and ordinary course of business. The transfer amount is the product unit’s net book value and the sale transaction is accounted for as revenue and cost of goods sold.

The following table represents our revenues by major categories:

	Three Months Ended			Nine Months Ended
Net sales by type	September 30,2019	Change	September 30,2018	September 30,2019	Change	September 30,2018
(in thousands)
Equipment sales	$1,567	(61.3%)	$4,047	$8,815	(36.4%)	$13,861
Adapter sales	1,342	(17.8%)	1,632	4,223	(16.7%)	5,072
Software and maintenance	899	5.3%	854	2,662	9.4%	2,434
Total programming systems	$3,808	(41.7%)	$6,533	$15,700	(26.5%)	$21,367

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

Leases are classified at commencement as either operating or finance leases. As of September 30, 2019, all of our leases are classified as operating leases. Rent expense for operating leases is recognized on the straight-line method over the term of the agreement beginning on the lease commencement date.

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

We recorded the following adjusted balances in our consolidated balance sheet on the date of adoption:

	As Reported December 31, 2018	Adjustment Recorded January 1, 2019
(in thousands)
Right-of-use assets (Long-term other assets)	$0	$2,176
Lease liability-short term (Other accrued liabilities)	-	654
Lease liability-long term (Long-term other payables)	-	1,904

See Note 6 of the accompanying notes to the condensed consolidated financial statements for additional information regarding our operating leases.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:

	September 30, 2019	December 31, 2018
(in thousands)
Raw material	$2,734	$2,925
Work-in-process	2,222	1,584
Finished goods	476	676
Inventories	$5,432	$5,185

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	September 30, 2019	December 31, 2018
(in thousands)
Leasehold improvements	$387	$399
Equipment	5,513	5,378
Sales demonstration equipment	929	942
	6,829	6,719
Less accumulated depreciation	5,096	4,734
Property and equipment, net	$1,733	$1,985

NOTE 4 – OTHER ASSETS

Other assets consisted of the following components:

	September 30, 2019	December 31, 2018
(in thousands)
Lease right-of-use assets	$1,688	-
Prepaid security royalties	375	175
Other	45	45
Other assets	$2,108	$220

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	September 30, 2019	December 31, 2018
(in thousands)
Lease liability - short term	$661	$0
Product warranty	377	471
Sales return reserve	78	87
Other taxes	100	102
Other	92	129
Other accrued liabilities	$1,308	$789

The changes in our product warranty liability for the nine months ending September 30, 2019 are as follows:

September 30, 2019
(in thousands)
Liability, beginning balance	$471
Net expenses	567
Warranty claims	(567)
Accrual revisions	(94)
Liability, ending balance	$377

NOTE 6 – LEASES

Our leasing arrangements are primarily for facility leases we use to conduct our operations. The following table presents our future lease payments for long-term operating leases as of September 30, 2019:

For the years ending December 31:

Operating Lease Commitments
(in thousands)
2019 (remaining)	$187
2020	745
2021	674
2022	307
2023	87
Thereafter	217
Total	$2,217
Less Imputed interest	(222)
Total operating lease liabilities	$1,995

Cash paid for operating lease liabilities for the three and nine months ended September 30, 2019 was $188,000 and $569,000, respectively. There were no new or modified leases during the nine months ended September 30, 2019.

The following table presents supplemental balance sheet information related to leases as of September 30, 2019:

Balance at September 30, 2019
(in thousands)
Right-of-use assets (Long-term other assets)	$1,688
Lease liability-short term (Other accrued liabilities)	661
Lease liability-long term (Long-term other payables)	1,334

At September 30, 2019, the weighted average remaining lease term is 3.58 years and the weighted average discount rate used is 5%.

The components of our lease expense for the three and nine months ended September 30, 2019 include operating lease costs of $213,000 and $486,000, respectively, and short-term lease costs of $5,000 and $15,000, respectively.

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

NOTE 7 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At September 30, 2019, the purchase commitments and other obligations totaled $1.3 million of which all but $406,000 are expected to be paid over the next twelve months.

NOTE 8 – CONTINGENCIES

As of September 30, 2019, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,2019	September 30,2018	September 30,2019	September 30,2018
(in thousands except per share data)
Numerator for basic and diluted
earnings(loss) per share:
Net income(loss)	$(844)	$342	$(691)	$958

Denominator for basic
earnings(loss) per share:
Weighted-average shares	8,217	8,439	8,259	8,361

Employee stock options and awards	25	68	71	155

Denominator for diluted
earnings(loss) per share:
Adjusted weighted-average shares &
assumed conversions of stock options	8,242	8,507	8,330	8,516

Basic and diluted
earnings(loss) per share:
Total basic earnings(loss) per share	$(0.10)	$0.04	$(0.08)	$0.11
Total diluted earnings(loss) per share	$(0.10)	$0.04	$(0.08)	$0.11

Weighted average options to purchase 31,063 and 30,518 shares for the three and nine month periods ending September 30, 2019 and weighted average options to purchase 25,000 shares for both the three and nine months ending September 30, 2018 were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method. For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and nine months ended September 30, 2019 and 2018, respectively, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,2019	September 30,2018	September 30,2019	September 30,2018
(in thousands)
Cost of goods sold	$6	$4	$22	$19
Research and development	61	56	227	205
Selling, general and administrative	193	222	662	708
Total share-based compensation	$260	$282	$911	$932

Equity awards granted during the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,2019	September 30,2018	September 30,2019	September 30,2018

Restricted Stock Units	-	1,000	276,700	206,856
Stock Options	-	-	25,000	-

Non-employee directors Restricted Stock Units (“RSU’s”) vest over one year and options vest over three years and have a six-year exercise period. Employee RSU’s typically vest over four years and employee Non-Qualified stock options typically vest quarterly over 4 years and have a six-year exercise period.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at September 30, 2019 are:

September 30, 2019

Unamortized future equity compensation expense (in thousands)	$2,612
Remaining weighted average amortization period (in years)	2.58

NOTE 11– SHARE REPURCHASE PROGRAM

On October 31, 2018, our Board of Directors approved a share repurchase program with provisions to buy back up to $2.0 million of our stock during the period from November 1, 2018 through October 31, 2019.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period. For the quarter ended September 30, 2019, 55,904 shares of stock were repurchased at an average price of $4.37 for a total of $244,197 including $1,176 in commissions and charges. The $2.0 million buyback program was completed during the third quarter of 2019. The following is a summary of the stock repurchase program from November 1, 2018 through September 30, 2019:

Repurchases by Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program

December 2018	101,975	$5.25	101,975	$1,464,470
January 2019	43,701	$5.39	43,701	$1,229,115
March 2019	13,911	$5.49	13,911	$1,152,793
April 2019	69,141	$5.34	69,141	$783,687
May 2019	69,798	$4.63	69,798	$461,417
June 2019	49,255	$4.44	49,255	$244,197
July 2019	55,280	$4.37	55,280	$2,798
August 2019	624	$4.32	624	$3
Total	403,685	$4.95	403,685

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding economic outlook, industry prospects and trends; industry partnerships; future results of operations or financial position; future spending; breakeven revenue point; expected market conditions, decline or growth; market acceptance of our newly introduced or upgraded products or services; the sufficiency of our cash to fund future operations and capital requirements; development, introduction and shipment of new products or services; changing foreign operations; trade issues and tariffs; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report. The Reader should not place undue reliance on these forward-looking statements. The discussions above and in the section in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in our Annual report on Form 10-K for the year ended December 31, 2018, describe some, but not all, of the factors that could cause these differences.

OVERVIEW

We continued our focus on automotive electronics and managing the core programming business for growth and profitability, while developing and enhancing products, particularly in security provisioning, to drive future revenue and earnings growth as we invest resources in the security provisioning market. Our challenge continues to be operating in a cyclical and rapidly evolving industry environment. We currently believe we have and are experiencing a capital spending cyclical downturn. We hope that the improvement in orders that occurred in September and continued in October means that we have experienced the worst of the capital equipment downturn. We are continuing our efforts to balance industry changes, industry partnerships, new technologies, business geography shifts, exchange rate volatility, trade issues and tariffs, increasing costs and strategic investments in our business with the level of demand and mix of business we expect. We continue to manage our costs carefully and execute strategies for cost reduction.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition: The adoption of Topic 606, “Revenue from contracts with customers”, did not have a material impact on our 2018 financial statement line items, either individually or in the aggregate. We have elected the practical expedient to expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year. During the nine months ended September 30, 2019 and 2018, there were no contract acquisition costs capitalized. In 2018, we made a sales tax policy election to exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

The revenue related to products requiring installation that is perfunctory is recognized upon transfer of control of the product to customers, which generally is at the time of shipment. Installation that is considered perfunctory includes any installation that is expected to be performed by other parties, such as distributors, other vendors, or the customers themselves where we are not responsible for the installation. This takes into account the complexity, skill and training needed as well as customer expectations regarding installation.

We enter into arrangements with multiple performance obligations that arise during the sale of a system that includes an installation component, a service and support component and a software maintenance component. The transaction price is allocated to the separate performance obligations on relative standalone sales price. We allocate the transaction price of each element based on relative selling prices. Relative selling price is based on the selling price of the standalone system. For the installation and service and support performance obligations, we use the value of the discount given to distributors who perform these components. For software maintenance performance obligations, we use what we charge for annual software maintenance renewals after the initial year the system is sold. Revenue is recognized on the system sale based on shipping terms or acceptance provisions, installation revenue is recognized after the installation is performed, and hardware service and support and software maintenance revenue is recognized ratably over the term of the agreement, typically one year. Deferred revenue includes unaccepted delivered systems, service, support and maintenance contracts and represents the undelivered performance obligation of agreements that are typically recognized ratably over one year.

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

We transfer certain products out of service from their internal use and make them available for sale. The products transferred are typically our standard products in one of the following areas: service loaners, rental, metered or test units; engineering test units; or sales demonstration equipment. Once transferred, the equipment is sold by our regular sales channels as used equipment inventory. These product units often involve refurbishing and an equipment warranty, and are conducted as sales in our normal and ordinary course of business. The transfer amount is the product unit’s net book value and the sale transaction is accounted for as revenue and cost of goods sold.

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

Tax Valuation Allowances: Given the uncertainty created by our loss history, as well as the current and ongoing cyclical uncertain economic outlook for our industry and capital and geographic spending as well as income and current net deferred tax assets by entity and country, we expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances. At the current time, we expect, therefore, that reversals of the tax valuation allowance will take place as we are able to take advantage of the underlying tax loss or other attributes in carry forward or their use by future income or circumstances allows us to realize these attributes. The transfer pricing and expense or cost sharing arrangements are complex areas where judgments, such as the determination of arms-length arrangements, can be subject to challenges by different tax jurisdictions.

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

RESULTS OF OPERATIONS:

NET SALES

	Three Months Ended			Nine Months Ended
Net sales by product line	September 30,2019	Change	September 30,2018	September 30,2019	Change	September 30,2018
(in thousands)
Automated programming systems	$2,587	(50.2%)	$5,195	$12,041	(28.5%)	$16,849
Non-automated programming systems	1,221	(8.7%)	1,338	3,659	(19.0%)	4,518
Total programming systems	$3,808	(41.7%)	$6,533	$15,700	(26.5%)	$21,367

	Three Months Ended			Nine Months Ended
Net sales by location	September 30,2019	Change	September 30,2018	September 30,2019	Change	September 30,2018
(in thousands)
United States	$389	(51.9%)	$809	$1,355	(51.6%)	$2,802
% of total	10.2%		12.4%	8.6%		13.1%

International	$3,419	(40.3%)	$5,724	$14,345	(22.7%)	$18,565
% of total	89.8%		87.6%	91.4%		86.9%

	Three Months Ended			Nine Months Ended
Net sales by type	September 30,2019	Change	September 30,2018	September 30,2019	Change	September 30,2018
(in thousands)
Equipment sales	$1,567	(61.3%)	$4,047	$8,815	(36.4%)	$13,861
Adapter sales	1,342	(17.8%)	1,632	4,223	(16.7%)	5,072
Software and maintenance	899	5.3%	854	2,662	9.4%	2,434
Total programming systems	$3,808	(41.7%)	$6,533	$15,700	(26.5%)	$21,367

Net sales in the third quarter of 2019 were $3.8 million, as compared with $6.5 million in the third quarter of 2018. The year-over-year decline in sales was a result of a cyclical downturn in capital spending that began at the end of 2017 and has most recently had demand impacted by international trade and geopolitical issues in 2019. Equipment sales, in general, correlate to new capacity or technology related demand. Adapter sales correlate to usage or new projects. Capacity and usage demand typically are most impacted in a downturn.

Net sales for the first nine months of 2019 declined for the same factors as in the third quarter.

Order bookings in the third quarter of 2019 were $4.3 million, compared to $7.0 million in the third quarter of 2018. Backlog at September 30, 2019 was $1.7 million, compared with $3.1 million at September 30, 2018 and $1.4 million at June 30, 2019. Data I/O had $1.7 million deferred revenue at the end of the third quarter of 2019, up from $1.5 million at June 30, 2019. Segment bookings for the first nine months of 2019 were attributed to 57% automotive, 16% programming centers and 27% other (IOT, industrial, consumer and wireless), compared to the full year of 2018 of 60%, 13% and 27%, respectively.

GROSS MARGIN

	Three Months Ended			Nine Months Ended
	September 30,2019	Change	September 30,2018	September 30,2019	Change	September 30,2018
(in thousands)
Gross margin	$2,002	(51.4%)	$4,118	$9,270	(27.5%)	$12,783
Percentage of net sales	52.6%		63.0%	59.0%		59.8%

For the 2019 third quarter, gross margin as a percentage of sales was 52.6%, as compared to 63.0% in the third quarter of 2018. The third quarter gross margin was primarily impacted by fixed costs being spread over lower revenue.

Gross margin for the first nine months of 2019 declined for the same factors as in the third quarter.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Nine Months Ended
	September 30,2019	Change	September 30,2018	September 30,2019	Change	September 30,2018
(in thousands)
Research and development	$1,507	(17.5%)	$1,826	$4,868	(12.3%)	$5,550
Percentage of net sales	39.6%		28.0%	31.0%		26.0%

Research and development (“R&D”) expenses were lower in the third quarter and year to date 2019 compared to the same periods in 2018 primarily due to lower headcount related costs, incentive compensation and stock-based compensation.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Nine Months Ended
	September 30,2019	Change	September 30,2018	September 30,2019	Change	September 30,2018
(in thousands)
Selling, general &
administrative	$1,535	(18.7%)	$1,888	$5,338	(14.4%)	$6,239
Percentage of net sales	40.3%		28.9%	34.0%		29.2%

Selling, General and Administrative (“SG&A”) expenses were lower in the third quarter and year to date 2019 compared to the same periods in 2018 primarily due to lower sales commissions on lower sales, certain lower headcount related costs, incentive compensation and stock-based compensation. Most discretionary and variable expenses declined compared to the prior year periods.

INTEREST

	Three Months Ended			Nine Months Ended
	September 30,2019	Change	September 30,2018	September 30,2019	Change	September 30,2018
(in thousands)
Interest income	$25	150.0%	$10	$47	80.8%	$26

Interest income was higher in the third quarter and year to date 2019 compared to the same periods in 2018 primarily due to increased minor increases in interest rates on invested funds.

INCOME TAXES

	Three Months Ended			Nine Months Ended
	September 30,2019	Change	September 30,2018	September 30,2019	Change	September 30,2018
(in thousands)
Income tax benefit (expense)	$(55)	(69.4%)	$(180)	$(52)	(80.5%)	$(267)

Income tax for both the third quarter of 2019 and the same period in 2018, primarily related to foreign and state taxes in addition to the US domestic benefit realized from converting remaining sequestered AMT credits, that had a full valuation allowance on such credits, into a receivable of approximately $42,000, resulting from IRS rule changes allowing the release of previously sequestered AMT credits.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes. We have a valuation allowance of $7.3 million as of September 30, 2019. As of September 30, for both 2019 and 2018, our deferred tax assets and valuation allowance have been reduced by approximately $335,000 and $298,000, respectively, associated with the requirements of accounting for uncertain tax positions. Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

	September 30,2019	Change	December 31,2018
(in thousands)
Working capital	$18,413	$(2,652)	$21,065

At September 30, 2019, our principal sources of liquidity consisted of existing cash and cash equivalents. Cash decreased $3.2 million from December 31, 2018 primarily from paying for 2018 accrued incentive compensation and share repurchases under the share repurchase program.

The working capital decline in the first nine months of 2019 was similarly due to share repurchases and to fund the loss for year to date 2019, as well as to new GAAP accounting for leases (ASC 842) that went into effect on January 1, 2019 which recognizes a right-of-use asset and a corresponding lease liability, with the result being a gross up on the balance sheet. The lease liability is comprised of $661,000 in current liabilities and $1.3 million in long term liabilities as of September 30, 2019. The lease accounting adjustments have no impact on our statement of operations, but the recording of the current liability reduces the working capital calculation.

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

As a result of our cyclical and seasonal industry, significant product development, customer support and selling and marketing efforts, we have required substantial working capital to fund our operations. We have tried to balance our level of development spending with current or growth in future profitability. We have implemented or have initiatives to implement geographic shifts in our operations, optimize real estate usage, reduce exposure to the impact of currency volatility and tariffs, increase product development differentiation, and reduce costs.

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

SHARE REPURCHASE PROGRAMS

On October 31, 2018, our Board of Directors approved a share repurchase program with provisions to buy back up to $2.0 million of our stock during the period from November 1, 2018 through October 31, 2019.  The program was established with a 10b5-1 plan under the Exchange Act to provide flexibility to make purchases throughout the period. For the quarter ended September 30, 2019, 55,904 shares of stock were repurchased at an average price of $4.37 for a total of $244,197 including $1,176 in commissions and charges. The $2.0 million buyback program was completed during the third quarter of 2019. The following is a summary of the stock repurchase program from November 1, 2018 through September 30, 2019:

Repurchases by Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program

December 2018	101,975	$5.25	101,975	$1,464,470
January 2019	43,701	$5.39	43,701	$1,229,115
March 2019	13,911	$5.49	13,911	$1,152,793
April 2019	69,141	$5.34	69,141	$783,687
May 2019	69,798	$4.63	69,798	$461,417
June 2019	49,255	$4.44	49,255	$244,197
July 2019	55,280	$4.37	55,280	$2,798
August 2019	624	$4.32	624	$3
Total	403,685	$4.95	403,685

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURE RECONCILIATION

	Three Months EndedSeptember 30,		Nine Months EndedSeptember 30,
	2019	2018	2019	2018
(in thousands)
Net Income (loss)	$(844)	$342	$(691)	$958
Interest (income)	(25)	(10)	(47)	(26)
Taxes	55	180	52	267
Depreciation & amortization	248	230	672	736
EBITDA earnings (loss)	$(566)	$742	$(14)	$1,935

Equity compensation	260	282	911	932
Adjusted EBITDA earnings (loss),
excluding equity compensation	$(306)	$1,024	$897	$2,867

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

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2019, we were not a party to any material pending legal proceedings.

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

DATA I/O CORPORATION (REGISTRANT)

Date: November 13, 2019	By:	/s/ Anthony Ambrose
Anthony Ambrose
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

By:	/s/ Joel S. Hatlen
Joel S. Hatlen
Vice President and Chief Operating and Financial Officer Secretary and Treasurer (Principal Financial Officer and Duly Authorized Officer)