Form 10-K
period 2019-12-31
DATA I/O CORP
filed 2020-03-27
CIK 351998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant as of June 30, 2019:
$31,697,946

Shares of Common Stock, no par value, outstanding as of March 19, 2020:
8,221,447

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its May 18, 2020 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

DATA I/O CORPORATION

FORM 10-K
For the Fiscal Year Ended December 31, 2019

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

General

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) is a global market leader for advanced programming, security deployment, security provisioning and associated Intellectual Property (“IP”) protection and management solutions used in electronics manufacturing with flash memory, microcontrollers, and flash memory-based intelligent devices as well as secure element devices, authentication devices and secure microcontrollers. We collectively refer to IP protection, security provisioning of devices, provisioning of security into devices, and related services such as cloud onboarding and device and provisioning documentation management as “security deployment”. Data I/O® designs, manufactures and sells programming and security deployment systems and services for electronic device manufacturers, specifically targeting high-growth areas such as high-volume users of flash memory and flash memory based microcontrollers. Most electronic products today incorporate a number of programmable semiconductor devices that contain data, operating instructions and security credentials essential for the proper operation of the product and more and more products require security deployment.

Our mission is to bring the world’s electronic devices to life. Programmable devices are used in products such as automobile electronics, smartphones, HDTV, tablets, gaming systems and a broad category called Internet of Things (“IoT”). IoT is a broad term that addresses the interconnectivity of devices and other electronic or smart products. Our solutions, some of which include security deployment and process control capabilities, enable us to address the demanding requirements of the electronic device market, where applications security and IP protection are essential to our customer’s success. Our largest customers are heavy users of programmable semiconductor devices and include original equipment manufacturers (“OEMs”) in automotive electronics, consumer electronics and IoT markets as well as their programming center partners and electronic manufacturing service (“EMS”) contract manufacturers.

Data I/O was incorporated in the State of Washington in 1969 and its business was founded in 1972. Our website address is www.dataio.com.

Industry Background

We enable companies to improve productivity, increase supply-chain security and reduce costs by providing device data programming and security deployment solutions that allow our customers to take IP (large design and data files) and protect and program it into memory, microcontroller and logic devices quickly and cost-effectively. We also provide services related to hardware support, system installation and repair, and device programming. Companies that design and manufacture products utilizing programmable electronic devices, ranging from automobiles to cell phones, purchase programming solutions from us. Trends of increasing device densities, shrinking device packages, increased demands for security, and customers increasing their software content file sizes, combined with the increasing numbers of intelligent devices such as automotive electronics and IoT applications, are driving demand for our solutions.

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

Some of our automated programming systems integrate data programming, automated handling functions and/or security deployment into a single product solution. During 2019, we continued to integrate security deployment into some of our solutions. Quality and security-conscious customers, particularly those in high-volume manufacturing and programming, drive this portion of our business.

Products

To accommodate the expanding variety and quantities of programmable devices being manufactured today, we offer multiple solutions for the numerous types of device mix and volume usage by our customers in the various market segments and applications. We work closely with leading manufacturers of programmable devices to develop our products to meet the requirements of a particular device. Our newer products are positioned and recognized as some of the most advanced programming and security deployment solutions.

Our programming solutions include a broad range of products, systems, modules and accessories, grouped into two general categories: automated programming systems and manual programming systems. We provide two categories of automated programming systems: off-line and in-line. Our PSV family of automated programming systems delivers a broad range of programming capacity and capability to the marketplace. Our recently announced PSV2800 Automated Programming System focuses on dedicated high volume manufacturing in a lower cost platform. Our PSV7000 Automated Programming System continues to be adopted in the marketplace, in particular for automotive electronics customers. Our PSV5000 automated programming system combines mid-range capacity and flexibility with competitive pricing. Our PSV3000 Automated Programming System, developed for the Asian automation market, is a lower cost platform for basic programming needs. Our PSV family of handlers has won multiple industry awards for technical excellence and innovation. In 2018 our Lumen®X programmer won five industry awards for Universal Flash Storage (“UFS”) support.  Our ConneX® software won the 2017 Circuits Assembly NPI Award, the EM Asia Innovation Award and the SMT China Vision Award.  Our SentriX® security provisioning system won the Global Technology Award at Productronica in November 2017 and the Embedded Award for Innovation at the Embedded World show in February 2018.  Our Job Composer software for LumenX won the Circuits Assembly NPI Award in January 2019 and January 2020. In October 2019 our Job Composer software won the Mexico Technology Award for Device Programming and in November 2019, our PSV2800 won the Global Technology Award at Productronica and in February 2020, the Circuits Assembly NPI Award. In January 2019 and February 2020, Data I/O won the Circuits Assembly Service Excellence Award.

Our automated systems have list selling prices ranging from $75,000 to $550,000 and our manual systems have list selling prices ranging from $9,000 to $20,000. Our security deployment system, SentriX®, is currently offered for security provisioning on a pay per part use basis along with related fees.

Data I/O programming technology may be integrated with the PSV family to create highly-flexible systems that deliver outstanding performance with low total cost of ownership. The LumenX programming engine is the fastest solution available for eMMC and UFS programming of large NAND FLASH. Increasing memory densities and the need for faster data interfaces are resulting in an expected transition to the use of UFS devices. LumenX is available on our PSV7000 and PSV5000 and as a standalone manual programmer. FlashCORE™, and our universal job setup tool, Tasklink™ for Windows®, are available in each family of our automated programming systems and in FlashPAK™, our manual programming system. The SentriX security system adds security deployment capability to our data programming system. SentriX allows customers of any size and demand-profile to securely add keys, certificates, and other security information to specialized regions of authentication integrated circuits ("ICs”), secure elements and secure microcontrollers. We provide device support and service on all of our products. Device support is a critical aspect of our business and consists of writing software algorithms for devices and developing socket adapters to hold and connect to the device for programming.

Our products have both an upfront solution sale and recurring revenue elements. Adapters are a consumable item and software and maintenance are typically recurring under annual subscription contracts. Our SentriX system revenue typically comes from per part use fees or minimum quarterly fees, consumables, non-recurring engineering fees, service fees and the sale of equipment related to SentriX.

Sales Percentage of Total Sales Breakdown by Type
Sales Type	2019	2018	Drivers
Equipment Sales	58%	65%	Capacity, Process improvement, Technology
Adapter Sales	26%	24%	Capacity utilization, New customer products
Software and Maintenance Sales	16%	11%	Installed base, Added capabilities
Total	100%	100%

The table below presents our main products and the key features that benefit our customers:

Products	Key Features	Customer Benefits
PSV Handlers: Off-line (Automated)
● Fast program and verify speeds
● Up to 112 programming sites
● Up to 3000 devices per hour throughput
● UFS Support
● Supports LumenX and FlashCORE III programmers
● Supports multiple media types
● Supports quality options – fiber laser marking, 3D coplanarity
● ConneX Factory Integration, Job Composer & other Software

● Managed and secure programming
● High throughput for high density Flash programming
● High flexibility with respect to I/O options (tray, tape, tube), marking/labeling and vision for coplanarity inspection

SentriX Security Deployment System	● Unique ability to securely provision keys and certificates one device at a time ● Pay per use model reduces capital spending requirements as the market develops.	● Create Secure IoT devices across a global network ● Maintain IP control over the lifecycle of their products
RoadRunner & RoadRunner3 Series Handlers: In-line, (Automated)
● Just-in-time in-line programming
● Direct integration with placement machine supporting SIPLACE, Fuji NXT, Panasonic, Universal/Genesis and Assembleon/K&S
● Factory Integration Software
● Supports FlashCORE III programmers
● Dramatic reduction in inventory carrying and rework costs ● “Zero” footprint ● Rapid return on investment (“ROI”) typically realized in a matter of months ● Integration with factory systems
LumenX Programmer	● Extensible architecture for fast program, verify and download speeds ● Supports UFS ● Large file size support ● Secure Job creation ● 8 sockets with tool-less changeover with single socket adapters	● Managed and secure programming ● Fast setup and job changeover ● Highest yield and low total cost of programming ● High performance
FlashPAK III programmer: (Non-Automated)	● Scalability ● Network control via Ethernet ● Stand-alone operation or PC compatible ● Parallel programming	● Validate designs before moving down the firmware supply chain ● Unmatched ease of use in manual production systems
Unifamily programmers: Off-line, Low Volume and Engineering (Non-Automated) (Legacy Equipment)	● Breadth of device coverage	● Universal programmer ● Support for legacy devices

Customers/Markets

We sell our solutions to customers worldwide, many of whom are world-class manufacturers of electronic devices used in a broad range of industries, as described in the following table:

	OEMs		EMS	Programming Centers
	Automotive Electronics	IoT, Industrial, Consumer Electronics, including Wireless	Contract Manufacturers
Notable end customers	Delphi, Bosch, Alpine, Visteon, Kostal, Harman Becker, Denso, Continental, Panasonic, Magna, Magnetti Marelli	LG, TCL Siemens, Danfoss, Philips, Schneider, Endress+Hauser, Pilz, Insta, Carrier, Microsoft, Sony, Amazon, UTC	Pegatron, Flextronics, Jabil, Wistron, Sanmina SCI, Foxconn, Leesys, Calcomp	Arrow, Avnet, BTV, CPS, EPS, Elmitech, Noa Leading
Business drivers	Safety, navigation and infotainment devices, increased electronic content to support autonomous driving, security	Higher functionality driven by increasing electronic content. Shift from analog to connected intelligent devices, security	Acquisition of OEM factories, production contract wins	Value-added services, logistics, security
Programming equipment drivers	Process improvement and simplification, new product rollouts, growing file sizes, quality control and traceability, security	Process improvement and simplification as well as new product rollouts, memory and new technology, security	New contracts from OEMs, programming solutions specified by OEMs	Capacity utilization of their installed base of equipment, small parts handling, security
Buying criteria	Quality, reliability, configuration control, traceability, global support, IP protection
Quality, reliability, configuration control, traceability, security, and security provisioning. Throughput, technical capability to support evolving technology, global support, IP protection, robust algorithms, low cost
			Lowest equipment procurement cost, global support	Flexibility, lowest life-cycle cost-per programmed-part, low changeover time; use of multiple vendors provides negotiating leverage, device support availability
Security Deployment	End customer focus	End customer focus	End customer and partner Focus	Current partner focus of our SentriX deployments

Our solutions address the data programming of devices and security deployment needs of programmable semiconductor devices. Semiconductor devices are a large, growing market, in terms of devices, bits programmed and need for security. We believe that our sales are driven by many of the same forces that propel the semiconductor industry. We sell to the same firms that buy the semiconductors. When their business grows, they buy more semiconductors which, in turn, require additional programming equipment to maintain production speeds or program new device technologies.

Our device programming solutions currently target two high volume, growing markets: automotive electronics and IoT systems including Industrial and Consumer devices.

Growth drivers for automotive electronics
●
Consumers desire advanced car features requiring higher levels of sophistication, including autonomous cars, infotainment options (audio, radio, dashboard displays, navigation, ADAS and wireless connectivity) and electrification, as well as increased safety features and optimized engine functionality
●
Increasing numbers and size of microcontrollers per vehicle
●
Proliferation of programmable microcontrollers to support the next-generation electronic car systems
●
Increasing use of high-density flash to provide memory for advanced applications that require programming
●
Increasing complexity to support autonomous vehicles
●
Increasing need for security solutions for a secure supply chain and lifecycle firmware integrity

Growth drivers for IoT: including industrial, consumer electronics and wireless
●
Securely controlling groups of connected devices through a secure supply chain and lifecycle firmware integrity management
●
Adding intelligence and processing into devices
●
Connecting previously unconnected devices to networks and the internet (such as intelligent thermostats and lighting)
●
Emergence of new devices and applications (such as wearables)

All of the above growth drivers are long term and are likely to be adversely impacted, at least temporarily, due to the global pandemic of COVID-19 in our markets. Annual projections on spending, growth, mix, and profitability are likely to be revised substantially as new information is obtained.

During 2019, we sold products to over 200 customers throughout the world. The following customers represented greater than 10% of sales in the applicable year:

2019
One customer, Data Copy Limited, a distributor in China, accounted for approximately 11% of net sales.
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

The following customers represented greater than 10% of our consolidated accounts receivable balance as of December 31 of the applicable year:

2019
Two customers accounted for greater than 10% of our consolidated accounts receivable balance at December 31, 2019: Flextronics and Panasonic represented 17% and 15% of that balance, respectively.
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

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives and direct telesales. Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by us. Net sales in the United States for 2019, 2018 and 2017 were (in millions) $1.7, $3.4 and $2.9, respectively. Some of our customers’ orders delivered internationally are heavily influenced by U.S. sales-based efforts.

International Sales

International sales represented approximately 92%, 88% and 92% of net sales in 2019, 2018, and 2017, respectively. We make foreign sales through our wholly-owned subsidiaries in Germany and China, as well as through independent distributors and sales representatives operating in 44 other countries. Our independent foreign distributors purchase our products for resale and we generally recognize the sale at the time of shipment to the distributor. As with U.S. sales representatives, sales made by international sales representatives are on an agency basis, with sales made directly to the customer by us.

Net international sales for 2019, 2018, and 2017 were (in millions) $19.8, $25.8 and $31.2, respectively. We determine international sales by the international geographic destination into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers. International sales do not include transfers between Data I/O and our foreign subsidiaries. Export sales are subject to U.S. Department of Commerce regulations. We have not, however, experienced difficulties to date as a result of these requirements. Certain products (such as SentriX) may require export licenses due to the technology contained and the country to which they would be shipped. We have not made sales to Iran or any Iranian governmental entities or any other blacklisted companies or countries.

Fluctuating exchange rates and other factors beyond our control, such as the coronavirus, international monetary stability, tariff and trade policies and U.S. and foreign tax and economic policies, may affect the level and profitability of international sales. We cannot predict the effect of such factors on our business, but we try to consider and respond to changes in these factors, particularly as the majority of our costs are U.S. based while the vast majority of our sales are international.

Competition

The competition in the programming systems market is highly fragmented with a small number of organizations selling directly competitive solutions and a large number of smaller organizations offering less expensive solutions. In particular, low cost automated solutions have gained market share in recent years, where the competition is primarily based on price. Typically, their equipment meets a “good enough” standard, but with reduced quality, traceability, upgradability, security and other software features such as factory integration software. Many of these competitors compete on a regional basis, with local language and support. Although competition in the security deployment market is developing, we expect competition in the market to increase as security deployment becomes more important. There are alternative security deployment solutions such as software-based security, rather than the hardware-based security of our SentriX equipment.

In addition, we compete with multiple substitute forms of device programming including “home grown” solutions. Programming after device placement may be done with In Circuit Test (“ICT”), In System Programming (“ISP”), and End of Line Downloading (“EOL”). Some automotive products may also be programmed over the air (“OTA”). IoT devices may also be programmed with ICT, ISP, EOL or OTA. In addition, new security devices may be required to be programmed using device-specific programmers developed by the semiconductor manufacturer.

While we are not aware of any published industry market information covering the programming systems or security deployment market, according to our internal analysis of competitors’ revenues, we believe we continue to be the largest competitor in the programming systems equipment market and have been gaining market share in recent years, especially with our new products.

Manufacturing, Raw Materials and Backlog

We strive to manufacture and provide the best solutions for advanced programming. We primarily assemble and test our products at our principal facilities in Redmond, Washington and Shanghai, China. Both of these locations are ISO 9001:2015 certified. We outsource our circuit board manufacturing and fabrication. We use a combination of standard components and fabricated parts manufactured to our specifications. Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer and security deployment subassemblies, custom integrated circuits, hybrid circuits and connectors, are purchased from single sources. We believe that additional sources can be developed for present single-source components without significant difficulties. We cannot be sure that single-source components will always continue to be readily available. If we cannot develop alternative sources for these components, or if we experience deterioration in relationships with these suppliers, there may be price increases, minimum order quantities, end of life purchase requirements, costs associated with integrating alternatively sourced parts, and delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty, except for contracts calling for custom configuration. To date, such cancellations have not had a material effect on our sales volume. To meet customers’ delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders. Most orders are scheduled for delivery within 1 to 90 days after receipt of the order. Our backlog of pending orders was approximately (in millions) $2.9, $1.9 and $4.0 as of December 31, 2019, 2018, and 2017, respectively. The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

Research and Development

We believe that continued investment in research and development is critical to our future success. We continue to develop new technologies and products and enhance existing products. Future growth is, to a large extent, dependent upon the timely development and introduction of new products, as well as the development of technology and algorithms to support the latest programmable devices. Where possible, we may pursue partnerships and other strategic relationships to add new products, capabilities and services, particularly in security deployment. We are currently focusing our research and development efforts on strategic growth markets, including automotive electronics, IoT and security deployment. We are continuing to develop technology for security deployment to program new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers. We plan to deliver new programming technology, automated handling systems and enhancements for security deployment in the manufacturing environment. In 2020, we are planning to expand our hiring and research and development related to our SentriX platform and the security deployment market. We also continue to focus on increasing our capacity and responsiveness for new device support requests from customers and programmable integrated circuit manufacturers by revising and enhancing our internal processes and tools. Our research and development efforts have resulted in the release of significant new products and product enhancements over the past several years.

During 2019, 2018, and 2017, we made expenditures for research and development of (in millions) $6.5, $7.4, and $6.9, respectively, representing 29.9%, 25.2%, and 20.3% of net sales, respectively. Research and development costs are generally expensed as incurred.

Patents, Copyrights, Trademarks and Licenses

We rely on a combination of patents, copyrights, trade secrets and trademarks to protect our IP, as well as product development and marketing skill to establish and protect our market position. We continue to apply for and add new patents to our patent portfolio as we develop strategic new technologies.

We attempt to protect our rights in proprietary systems (architecture, implementations, software), including the SentriX Security Deployment System. We attempt to protect our software, including Lumen®X software, Flashcore software, TaskLink software, ConneX smart programming software and other software products, by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in our licenses, and by requiring our employees to execute non-disclosure agreements. Our software products are not typically sold separately from sales of programming systems. However, on those occasions where software is sold separately, revenue is recognized when a sales agreement exists, delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured.

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

Employees

As of December 31, 2019, we had a total of 96 employees, of which 46 were located outside the U.S. and 7 of which were part time. We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand and for special projects. Many of our employees are highly skilled, trained and experienced in specialized areas and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry. None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable. In foreign countries we have employment agreements or, in China, the Shanghai Foreign Services Co., Ltd. (“FSCO”) labor agreement.

Environmental Compliance

Our facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment. Compliance with environmental laws has not had, nor is it expected to have, a material effect on our capital expenditures, financial position, results of operations or competitive position.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 23, 2019:

Name	Age	Position

Anthony Ambrose	58	President and Chief Executive Officer

Joel S. Hatlen	61	Vice President, Chief Operating and Financial Officer, Secretary and Treasurer
Rajeev Gulati	56	Chief Technology Officer, Vice President of Engineering
Michael Tidwell	50	Vice President Marketing and Business Development

Anthony Ambrose, age 58, was appointed a director of Data I/O effective October 25, 2012.  He joined Data I/O October 25, 2012 and is our President and Chief Executive Officer (“CEO”).  Prior to Data I/O, Mr. Ambrose was Owner and Principal of Cedar Mill Partners, LLC, a strategy consulting firm since 2011.  From 2007 to 2011, he was Vice President and General Manager at RadiSys Corporation, a leading provider of embedded wireless infrastructure solutions, where he led all product divisions and worldwide engineering.  Until 2007, he was general manager and held several other progressively responsible positions at Intel Corporation, where he led development and marketing of standards-based telecommunications platforms, and grew the industry standard server business to over $1B in revenues.  He is Chair of the EvergreenHealth Foundation Board of Trustees.  In 2019 he also became a board member of CipherLoc Corporation (OTCQB: CLOK). Mr. Ambrose has a Bachelor’s of Science in Engineering from Princeton University, and completed the Stanford Graduate School of Business Director Symposium.

Joel S. Hatlen joined Data I/O in September 1991 and in July 2017 became our Chief Operating Officer in addition to serving as our Vice President, Chief Financial Officer, Secretary and Treasurer since January 1998. He was Chief Accounting Officer since February 1997 and served as Corporate Controller from December 1993 to December 1997. Previously, he was Tax Manager and Senior Tax Accountant. From September 1981 until joining Data I/O, Joel was employed by Ernst & Young LLP as a Certified Public Accountant, where his most recent position was Senior Manager. Joel is a Certified Public Accountant and holds a Masters in Taxation from Golden Gate University and a Bachelor’s in Business Administration in Accounting from Pacific Lutheran University.

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

Michael Tidwell joined Data I/O in May 2019 and is our Vice President of Marketing and Business Development. Prior to Data I/O, he was Vice President of Marketing & Business Development at Tignis, an AI and machine learning startup. From 2012 to 2018 Michael was head of Marketing and Business Development at Sansa Security, a leading software security IP provider that was sold to ARM Holdings. Prior to Sansa, Michael was Vice President of Business and Market Development at BSQUARE Corporation. Michael has a Master of Science in Electrical Engineering from the University of Washington and a Bachelor of Electrical Engineering (Summa Cum Laude) from Georgia Institute of Technology.

Item 1A. Risk Factors

Cautionary Factors That May Affect Future Results

Our disclosure and analysis in this Annual Report contains some forward-looking statements. Forward-looking statements include our current expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. In particular, these include statements relating to future action, the impact of the coronavirus, prospective products, expected market growth, new technologies and trends, industry partnerships, foreign operations, economic expectations, future performance or results of current and anticipated products, sales efforts, expenses, outcome of contingencies, impact of regulatory requirements, tariffs and financial results.

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

RISK FACTORS:

CORONAVIRUS

The coronavirus that causes the serious disease COVID-19 (“coronavirus”), has and may continue to adversely affect our business, including revenues, suppliers, employees and facilities.

As a global company with 92% of its 2019 sales in international markets, we have been and may continue to be significantly impacted by the coronavirus outbreak, which has since spread to Asia, USA, Europe and all other markets we serve. We have already seen orders delayed due to the coronavirus. 31% of our employees are based in Shanghai, China and we have a manufacturing facility there which manufactures some of our equipment and develops most of the adapters and algorithms for our equipment. Although our facilities in Shanghai, Redmond and Germany are currently operating, they could be closed for an extended period of time if the coronavirus spreads significantly. Additionally, we source other components from China and other countries that are used to manufacture our equipment in China and in our Redmond, Washington facility and these components may not be readily available. In addition, our corporate headquarters is located in Redmond, Washington which is only a few miles from the US epicenter of the coronavirus in Kirkland, Washington. As a result, many of our Redmond based employees and executives are working from home and we are limiting visitors to our Redmond facility as the coronavirus continues to spread. All of our facilities are subject to restrictions and closure by governmental entities. As the coronavirus continues to spread, it has and may continue to impact our revenues, our ability to obtain key components and to manufacture our products, as well as sell, install and support our products around the world.

The coronavirus has and continues to impact key tradeshows and travel plans for our employees. Because of the coronavirus we are not able to visit many of our customers and prospects. We were recently scheduled to attend the Embedded World 2020 tradeshow related to our security deployment products and had to cancel our participation.

TARIFFS AND TRADE ISSUES

Changes in tariffs and trade issues may adversely affect our business, including revenues and/or gross margins.

We produce products in the United States and China. Currently, certain of our products are subject to tariffs imposed by one country on goods manufactured in the other country. There is uncertainty regarding the tariffs expected to be imposed, and any increase in tariff rates and subjecting additional items to tariffs, could impact our costs, revenues and the competitiveness of our products due to our manufacturing locations. Trade and tariff issues are creating business uncertainty and may spread to and impact other jurisdictions.

NEW PRODUCTS OR SERVICES

We are pursuing new product or service initiatives, and business models that may develop more slowly and/or to a lesser extent than expected

In order to lead in new and potentially lucrative market opportunities, for example in security deployment of programmable devices, circuit boards and electronic systems, we are making significant investments in people, technology and business development while the market is developing and uncertain. Because of the lengthy time to market from design to production in security provisioning, if these markets develop more slowly than planned, or if our security deployment solutions are not widely accepted, then we may not achieve our expected return on investment in new technologies and this may significantly affect the results of our existing business.

In the security deployment area, we have introduced a new pay per use business model that may not be accepted by our customers who are accustomed to paying for capital equipment upfront, rather than paying per use charges.

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

Product and service technology in our industry evolves rapidly, making timely product innovation essential to success in the marketplace. Introducing products and services with improved technologies or features may render our existing products obsolete and unmarketable. Technological advances and trends that may negatively impact our business include:

●
new device package types, densities, chip interfaces and technologies requiring hardware and software changes in order to be programmed by our products, particularly certain segments of the high-density flash memory markets where after placement programming is recommended by certain semiconductor manufacturers

●
reduction in semiconductor process geometries for certain 3 Dimensional (3D), Multi Level Cell (MLC) and Triple Level Cell (TLC) NAND and eMMC FLASH memories impact the product data retention through Surface Mount Technology (SMT) reflow or X-ray inspection. Improper SMT process control can negatively impact the end customer’s ability to successfully program devices.  This can cause them to change their programing methods away from pre-programming to post placement programming techniques, including ISP, ICT. Data I/O is working with several semiconductor manufacturers to develop best practices to minimize the impact of reflow and potential concerns about X-ray induced data loss.

●
changes in Flash technology speeds will eventually require us to change the architecture of our programming engines

●
electronics equipment manufacturing practices, such as widespread use of in-circuit programming or downloading

●
adoption of proprietary security and programming protocols and additional security capabilities and requirements

●
customer software platform preferences different from those on which our products operate

●
customer adoption of newer unsupported semiconductor device technologies such as UFS memory or device interface methods, particularly if these technologies are adopted by automotive electronics, IoT or wireless customers

●
more rigid industry standards, which would decrease the value-added element of our products and support services

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

Failure to adapt to increasing automotive electronics customer requirements

Concentration in Automotive Electronics and our orders related to automotive electronics customers has increased in recent years to 60% in 2019, 60% in 2018, and 54% in 2017. As we become more concentrated on automotive electronics customers, any decrease in demand from these customers may materially impact our results, as it will take some time to transition our product line to other markets. Quality standards and business requirements by our automotive electronics customers, driven in turn by their automotive manufacturer customers, may demand processes, and certifications at a higher level than we currently are structured to provide. For example, although we currently meet the ISO 9001:2015 standard, new quality standards may be demanded by our customers with even more rigorous requirements. In addition, contractual provisions may expose us to greater potential liability and costs and we may be required to provide higher service levels than we currently provide. If we cannot adapt to these industry requirements or manage these contractual provisions, our business may be adversely affected.

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

For example, we may encounter these problems:

●
technical problems in the development of a new programming and/or security deployment systems or the robotics for new automated handing systems

●
inability to hire qualified personnel or turnover in existing personnel or inability to engage or retain key technology partners

●
delays or failures to perform by us or third parties, including some smaller early stage or recently acquired companies, involved in our development projects

●
dependence on large semiconductor companies for cooperation and support to securely provision their devices. These companies must enable us with specific technical information, and support Data I/O as a qualified solution to their customers and channel partners.

●
development of new products or services that are not accepted by the market

These problems may result in a delay or decline in sales or increased costs.

We may pursue business acquisitions that could impair our financial position and profitability.

We may pursue acquisitions of complementary technologies, product lines or businesses. Future acquisitions may include risks, such as:

●
burdening management and our operating teams during the integration of the acquisition

●
diverting management’s attention from other business concerns

●
failing to successfully integrate or monetize the acquired products or technologies

●
lack of acceptance of the acquired products by our sales channels or customers

●
entering markets where we have no or limited prior experience

●
potential loss of key employees of the acquired company

●
additional burden of support for an acquired programmer architecture

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

We rely on patents, copyrights, trade secrets and trademarks to protect our IP, as well as product development and marketing skill to establish and protect our market position. In particular, patents are a key part of our security deployment strategy, and if we are not able to successfully enforce these patents, we might lose our competitive advantage in the security deployment market. We attempt to protect our rights in proprietary software products, including our user interface, product firmware, software module options and other software products by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in our licenses, and by requiring our employees to execute non-disclosure agreements.

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, portions of our products might possibly infringe upon existing patents or copyrights, and we might be required to obtain licenses or discontinue the use of the infringing technology. We believe that any exposure we may have regarding possible infringement claims is a reasonable business risk similar to that assumed by other companies in the electronic equipment and software industries. However, any claim of infringement, with or without merit, could be costly and a diversion of management’s attention, and an adverse determination could adversely affect our reputation, preclude us from offering certain products, and subject us to substantial liability.

We might face increased competition and might not be able to compete successfully with current and future competitors.

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

As we enter new areas in security deployment we need to complement our skills and expertise with partners’ expertise in security. Some of these partners are operating with more limited capital and/or management expertise than established firms or recently acquired firms that may have different priorities. Other partners are very large companies where prioritizing work with us may be difficult in light of competing priorities. For some of our then earlier stage partners, we have obtained unique product features and capabilities in exchange for NRE payments, pre-paid royalties, marketing incentives and sales cooperation. When these unique features and capabilities are no longer available, we will face more competition. If our partners are unable to develop and deliver solutions that we need to integrate into our security deployment programming solutions, our products might be delayed, we might have to locate alternate partners and suppliers or develop the technology ourselves, and we would still be responsible for paying any related pre-paid royalties or NRE payments and might face write-offs of any excess equipment.

If we do not develop and enhance our relationships with semiconductor manufacturers, our business may be adversely affected.

We work closely with most semiconductor manufacturers to ensure that our data programming and security deployment systems comply with their requirements. In addition, many semiconductor manufacturers recommend our managed and secure programming systems for use by users of their programmable devices. These working relationships enable us to keep our programming systems product lines up to date and provide end-users with broad and current programmable device support. As technology changes occur that could limit the effectiveness of pre-placement programming, particularly for very small high-density NAND, e-MMC and UFS devices, certain semiconductor manufacturers may not recommend or may not continue recommending our programming systems for these devices. Our business may be adversely affected if our relationships with semiconductor manufacturers deteriorate or if semiconductor manufacturers are not willing to closely work with us on security deployment. Consolidation within the semiconductor industry may also impact us. As we develop more security deployment solutions, we will need to partner more closely with semiconductor manufacturers.

Our reliance on a small number of suppliers may result in a shortage of key components, which may adversely affect our business, and our suppliers may experience financial difficulties which could impact their ability to service our needs.

Certain parts or software used in our products are currently available from either a single supplier or from a limited number of suppliers. Our small relative level of business means we frequently lack influence and significant purchasing power. If we cannot develop alternative sources of these components, if sales of parts or software are discontinued by the supplier, if we experience deterioration in our relationship with these suppliers, or if these suppliers require financing which is not available, there may be delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

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

Certain of our sockets, parts, subassemblies and boards are currently manufactured to our specifications by third-party foreign contract manufacturers and we are sourcing certain parts or options from foreign manufacturers, particularly in China. For example, due to the coronavirus or other viruses impacting workers, suppliers or travel, we may not be able to obtain a sufficient quantity of these products if and when needed or the quality of these parts or options may not meet our standards, which may result in lost sales.

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

The coronavirus appears likely to affect economic and market conditions as it continues to spread. Our business is highly impacted by capital spending plans and other economic cycles that affect the users and manufacturers of integrated circuits. The industries are highly cyclical and are characterized by rapid technological change, short product life cycles and fluctuations in manufacturing capacity and pricing and gross margin pressures. As we experienced in recent prior years, our operations may in the future reflect substantial fluctuations from period-to-period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. In a difficult economic climate, it may take us longer to receive payments from our customers and some of our customers’ business may fail, resulting in non-payment. Our market growth forecasts and related business decisions may be wrong. These factors could have a material adverse effect on our business and financial condition.

Our international operations may expose us to additional risks that may adversely affect our business.

International sales represented approximately 92%, 88% and 92% of net sales in 2019, 2018, and 2017, respectively. We expect that international sales will continue to be a significant portion of our net revenue. International sales may fluctuate due to various factors, including:

●
the impact of the coronavirus or other viruses

●
fluctuations in foreign currency exchange rates because 92% of our sales are to international markets, volatile exchange rates may also impact our competitiveness and margins

●
economic uncertainty related to the European sovereign debt situation

●
migration of manufacturing to low cost geographies

●
unexpected changes in regulatory requirements, including Brexit

●
tariffs and taxes

●
Bi-lateral and Multi-lateral trade agreements

●
difficulties in staffing and managing foreign operations

●
longer average payment cycles and difficulty in collecting accounts receivable

●
compliance with applicable export licensing requirements and the Foreign Corrupt Practices Act

●
product safety and other certification requirements

●
difficulties in integrating foreign and outsourced operations

●
civil unrest, political and economic instability

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

We have subsidiaries in Germany, China and Canada and large balances of cash are in our foreign subsidiaries. Our business and financial condition is sensitive to currency exchange rates and any restrictions imposed on their currencies including restrictions on repatriations of cash. Any repatriation of cash could result in tax costs and corresponding deferred tax assets with related tax valuation allowances. Currency exchange fluctuations in these countries may adversely affect our investment in our subsidiaries.

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

Other factors, which may cause our quarterly operating results to fluctuate, include:

●
increased competition

●
timing of new product announcements and timing of development expenditures

●
product or service releases and pricing changes by us or our competitors

●
market acceptance or delays in the introduction of new products or services

●
production constraints

●
quality issues

●
labor or material constraints

●
timing of significant orders

●
timing of installation or customer acceptance requirements

●
sales channel mix of direct vs. indirect distribution

●
civil unrest, war or terrorism

●
health issues such as the outbreak of the coronavirus or other viruses impacting workers, suppliers, customers, travel, or our facilities

●
customers’ budgets

●
changes in accounting rules, tax or other legislation

●
adverse movements in exchange rates, interest rates or tax rates

●
cyclical and seasonal nature of demand for our customers’ products

●
general economic conditions in the countries where we sell products

●
expenses and delays obtaining authorizations in setting up new operations or locations

●
facilities relocations

Due to any of the foregoing factors, it is possible that in some future quarters, our operating results will be below expectations of analysts and investors.

We have a history of operating losses and may be unable to generate enough revenue to achieve and maintain profitability.

We have incurred operating losses in four of the last ten years. We operate in a cyclical industry. We will continue to examine our level of operating expense based upon our projected revenues. Any planned increases in operating expenses, such as the increased hiring and research and development expenses related to our security deployment platform, may result in losses in future periods if projected revenues are not achieved or due the investment level. As a result, we may need to generate greater revenues than we have recently in order to maintain profitability. However, we cannot provide assurance that our revenues will continue to increase and our business strategies may not be successful, resulting in future losses.

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

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period. In the event we require additional cash for U.S. operations or other needs, we may choose to repatriate some, or all, of the $8.7 million held in our foreign subsidiaries. Although we have no current repatriation plans, there may be tax, legal and other impediments to any repatriation actions. Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

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

The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet or we may fall out of compliance with, such as the internal controls auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not currently required to comply as we are a smaller reporting company. We assume that we will continue to have the status of a smaller reporting company based on the aggregate market value of the voting and non-voting shares held as of June 30, 2019. If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

During the third quarter of 2017, we amended our lease agreement for the Redmond, Washington headquarters facility, extending the lease to July 31, 2022, waiving a potential space give back provision and receiving lease inducement incentives. Previously on June 8, 2015 the lease had been amended to relocate our headquarters to a nearby building and lower the square footage to approximately 20,460. The lease base annual rental payments during 2019 and 2018 were approximately $351,000 and $341,000, respectively.

In addition to the Redmond facility, approximately 24,000 square feet is leased at two foreign locations, including our sales, service, operations and engineering office located in Shanghai, China, and our German sales, service and engineering office located near Munich, Germany.

We signed a lease agreement effective November 1, 2015 that extends through October 31, 2021 for a facility located in Shanghai, China. This lease is for approximately 19,400 square feet. The lease base annual rental payments during 2019 and 2018 were approximately $305,000 and $288,000, respectively.

During the fourth quarter of 2016, we signed a lease agreement for a new facility located near Munich, Germany which was effective March 1, 2017 and extends through February 28, 2022. This lease is for approximately 4,895 square feet. The lease base annual rental payments during 2019 and 2018 were approximately $57,000 and $67,000, respectively.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2019, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the NASDAQ Capital Market (NASDAQ symbol is DAIO). The closing price was $4.25 on December 31, 2019.

The approximate number of shareholders of record as of March 19, 2020 was 438.

Except for special cash dividend of $4.15 per share paid on March 8, 1989, we have not paid cash dividends on our Common Stock and do not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by us during the periods ended December 31, 2019, 2018 or 2017.

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

Repurchases by Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program

Dec. 2018	101,975	$5.25	101,975	$1,464,470
Jan. 2019	43,701	$5.39	43,701	$1,229,115
Mar. 2019	13,911	$5.49	13,911	$1,152,793
Apr. 2019	69,141	$5.34	69,141	$783,687
May 2019	69,798	$4.63	69,798	$461,417
Jun. 2019	49,255	$4.44	49,255	$244,197
Jul. 2019	55,280	$4.37	55,280	$2,798
Aug. 2019	624	$4.32	624	$3
Total	403,685	$4.95	403,685

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

OVERVIEW

We sustained our first loss in 6 years due to a downturn in orders, combined with increased investments in our security deployment business. Our strong cash position and balance sheet combined with our long-term view of the market gives us the financial flexibility to make these security business decisions. At Data I/O, we are investing for the long term to retain and extend our leadership position. On the product side, we continue to invest with a long-term focus towards expanding our markets and creating unique value for our customers. This is true for both our traditional core business as well as the emerging security deployment business.

The automotive electronics market is cyclical and we experienced the downturn in capital spending related to it and the electronics industry. We continued our focus on automotive electronics and managing the core programming business for growth and profitability, while developing and enhancing products, particularly in security deployment, to drive future revenue and earnings growth as we invest resources in the security deployment market. Our challenge continues to be operating in a cyclical and rapidly evolving industry environment. Our efforts are to balance industry changes, industry partnerships, new technologies, business geography shifts, exchange rate volatility, trade issues and tariffs, coronavirus impacts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect. We continue to manage our costs carefully and execute strategies for cost reduction.

We are focusing our research and development efforts in our strategic growth markets, namely automotive electronics and IoT new programming technologies, secure supply chain solutions, automated programming systems and their enhancements for the manufacturing environment and software. We are developing technology and products to securely provision new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers. We plan to deliver new programming technology and automated handling systems for managed and secure programming in the manufacturing environment. We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including various configurations of NAND Flash, e-MMC, UFS and microcontrollers on our newer products.

Our customer focus has been on global and strategic high-volume manufacturers in key market segments like automotive electronics, IoT, industrial controls and consumer electronics as well as programming centers.

Although the long-term prospects for our strategic growth markets should be good, these markets and our business have been, and are likely to continue to be, adversely impacted, at least temporarily, by the the global pandemic of coronavirus. See also the detailed discussion of the impacts of the coronavirus on our business and markets in Item 1A, Risk Factors. Annual projections on spending, growth, mix, and profitability are likely to be revised substantially as new information is obtained.

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

The adoption of Topic 606 did not have a material impact on our 2018 financial statement line items, either individually or in the aggregate. We have elected the practical expedient to expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year. During 2019, the impact of capitalization of incremental costs for obtaining contracts was immaterial. We have made a sales tax policy election to exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

The revenue related to products requiring installation that is perfunctory is recognized upon transfer of control of the product to customers, which generally is at the time of shipment. Installation that is considered perfunctory includes any installation that is expected to be performed by other parties, such as distributors, other vendors, or the customers themselves. This considers the complexity, skill and training needed as well as customer expectations regarding installation.

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

RESULTS OF OPERATIONS:

NET SALES

Net sales by product line	2019	Change	2018
(in thousands)
Automated programming systems	$16,642	(28.4%)	$23,252
Non-automated programming systems	4,926	(17.5%)	5,972
Total programming systems	$21,568	(26.2%)	$29,224

Net sales by location	2019	Change	2018
(in thousands)
United States	$1,735	(49.5%)	$3,436
% of total	8.0%		11.8%
International	$19,833	(23.1%)	$25,788
% of total	92.0%		88.2%

Net sales by type	2019	Change	2018
(in thousands)
Equipment Sales	$12,553	(33.9%)	$19,002
Adapter Sales	5,535	(20.4%)	6,954
Software and Maintenance Sales	3,480	6.5%	3,268
Total	$21,568	(26.2%)	$29,224

Net sales for the year ended December 31, 2019 declined approximately 26% to $21.6 million compared to 2018 primarily as a result of a cyclical downturn in capital spending resulting in lower demand in Automotive Electronics and Programming Centers during 2019. On a regional basis, net sales decreased approximately 6% in the Americas, 33% in Europe and 32% in Asia.

Order bookings were $22.5 million for 2019, down approximately 17% compared to $27.0 million in 2018. Backlog at December 31, 2019 and 2018 was $2.9 million and $1.9 million, respectively. Tariffs impacted customer orders by creating uncertainty and delays and increased costs that could not be passed on to our customers. We believe that during the year the decline in bookings in the third quarter to $4.3 million, in addition to cyclicality, was largely the result of the tariff concerns with the demand being delayed. Bookings recovered in the fourth quarter to $6.9 million. Deferred revenue was $1.5 million on December 31, 2019 compared to $1.6 million at December 31, 2018.

GROSS MARGIN

	2019	Change	2018
(in thousands)
Gross margin	$12,550	(27.7%)	$17,356
Percentage of net sales	58.2%		59.4%

Gross margin as a percentage of sales for the year ended December 31, 2019 was 58.2%, compared to 59.4% in 2018. The decline was due to the impact of lower sales volumes relative to fixed production costs and increased US/China tariffs offset in part by a favorable sales channel mix.

RESEARCH AND DEVELOPMENT

	2019	Change	2018
(in thousands)
Research and development	$6,451	(12.4%)	$7,361
Percentage of net sales	29.9%		25.2%

Research and development (“R&D”) expense decreased $910,000 for the year ended December 31, 2019 compared to 2018. The decrease was primarily related to lower employee related costs, reduced contract labor and lower incentive compensation. R&D as a percentage of sales increased primarily due to the decline in 2019 sales.

We believe it is essential to invest in R&D to significantly enhance our existing products and to create new products as markets develop and technologies change. In 2020, we are planning to expand our hiring and research and development related to our SentriX and the Security Deployment market. In addition to product development, a significant part of R&D spending is on creating software and support for new devices introduced by the semiconductor companies. We are currently focusing our research development efforts on strategic growth markets, including automotive electronics and IoT. We are developing technology and the SentriX product line to securely program new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers. We delivered new enhanced programming technology and automated handling systems for managed and secure programming in the manufacturing environment and extending the capabilities and support for our programmer architecture. Our R&D spending fluctuates based on the number, type, and the development stage of our product initiatives and projects.

SELLING, GENERAL AND ADMINISTRATIVE

	2019	Change	2018
(in thousands)
Selling, general & administrative	$7,377	(10.7%)	$8,257
Percentage of net sales	34.2%		28.3%

Selling, General and Administrative (“SG&A”) expenses decreased $880,000 for the year ended December 31, 2019 compared to 2018. The decrease was primarily related to reduced sales commissions on lower sales volume and lower incentive compensation. Lower stock-based compensation and cost control measures contributed to the reduction.

INTEREST

	2019	Change	2018
(in thousands)
Interest income	$53	43.2%	$37

Interest income was higher for the year ended December 31, 2019 compared to 2018, primarily due to higher invested cash balances.

INCOME TAXES

	2019	Change	2018
(in thousands)
Income tax (expense) benefit	$(31)	(89.3%)	$(291)

Income tax (expense) decreased by $260,000 for the year ended December 31, 2019 compared to 2018. The decrease was primarily a result of the 2019 operating loss and the valuation allowance required as we were not able to recognize the benefit of the loss. In 2019, we did recognize a tax benefit of $42,000 related to previously sequestered refundable “Alternative Minimum Tax Credits” in carryforward. Income tax (expense) in 2019 and 2018 is primarily the result of foreign subsidiary income tax and minimal US state income tax.

The effective tax rate for 2019 of (2.7%) and 2018 of 15.3% differed from the statutory tax rates in our tax reporting jurisdictions primarily due to the effect of valuation allowances as well as foreign tax incentives and credits. We have a valuation allowance of $7.5 million and $7.0 million as of December 31, 2019 and 2018, respectively. Our deferred tax assets and valuation allowance have been reduced by approximately $348,000 and $308,000 associated with the requirements of accounting for uncertain tax positions as of December 31, 2019 and 2018, respectively. Given the uncertainty created by our loss history particularly in the U.S. which is where most of our net deferred tax assets are located, and the ongoing uncertain economic outlook for our industry as well as capital and geographic spending, we currently expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates of exchange during the year. We recognized foreign currency transaction gains of $5,000 and $103,000 in 2019 and 2018, respectively. The transaction gains or losses resulted primarily from translation adjustments to foreign inter-company accounts and U.S. Dollar accounts held by foreign subsidiaries and sales by our German subsidiary to certain customers, which were invoiced in U.S. Dollars. Because approximately 92% of our sales are to international markets, volatile exchange rates may also impact our competitiveness and margins.

FINANCIAL CONDITION:

LIQUIDITY AND CAPITAL RESOURCES

	2019	Change	2018
(in thousands)
Working capital	$18,497	$(2,568)	$21,065

At December 31, 2019, our principal sources of liquidity consisted of existing cash and cash equivalents which decreased $4.4 million primarily due to share repurchase program and the net loss for the year as well as the impact of lower stock-based compensation and depreciation (non-cash expenses). These drove our working capital to decrease by $2.6 million for the year ended December 31, 2019 to $18.5 million. Our current ratio was 4.4 and 4.1 for December 31, 2019 and 2018, respectively.

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

As a result of our significant product development, customer support, selling and marketing efforts, we have required substantial working capital to fund our operations. In recent years, we have managed operations with planned increases in investment in our new business markets, products and technologies, while addressing rising costs, tariffs and foreign exchange rate challenges. This included geographic shifts in our operations and differentiated product development and cost strategies.

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

Repurchases by Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program

Dec. 2018	101,975	$5.25	101,975	$1,464,470
Jan. 2019	43,701	$5.39	43,701	$1,229,115
Mar. 2019	13,911	$5.49	13,911	$1,152,793
Apr. 2019	69,141	$5.34	69,141	$783,687
May 2019	69,798	$4.63	69,798	$461,417
Jun. 2019	49,255	$4.44	49,255	$244,197
Jul. 2019	55,280	$4.37	55,280	$2,798
Aug. 2019	624	$4.32	624	$3
Total	403,685	$4.95	403,685

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

	Year Ended December 31,
	2019	2018
(in thousands)
Net Income (loss)	$(1,187)	$1,606
Interest (income)	(53)	(37)
Taxes	31	291
Depreciation & amortization	868	955
EBITDA earnings (loss)	$(341)	$2,815

Equity compensation	1,171	1,230
Adjusted EBITDA earnings (loss)
excluding equity compensation	$830	$4,045

NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), which updates the guidance related to the measurement of credit losses on financial instruments, including trade receivables. This ASU requires the recognition of credit losses on financial instruments based on an estimate of expected losses, replacing the incurred loss model in the prior guidance. The new guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-13 will have a material impact on the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See pages 29 through 48.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Data I/O Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Data I/O Corporation (a Washington corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and financial statement schedules included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of the new leasing standard.

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

Seattle, Washington
March 27, 2020

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2019	December 31, 2018

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,936	$18,343
Trade accounts receivable, net of allowance for
doubtful accounts of $80 and $75, respectively	4,099	3,771
Inventories	5,020	5,185
Other current assets	924	621
TOTAL CURRENT ASSETS	23,979	27,920

Property, plant and equipment – net	1,668	1,985
Income tax receivable	640	598
Other assets	1,994	220
TOTAL ASSETS	$28,281	$30,723

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,151	$1,755
Accrued compensation	1,541	2,872
Deferred revenue	1,387	1,392
Other accrued liabilities	1,372	789
Income taxes payable	31	47
TOTAL CURRENT LIABILITIES	5,482	6,855

Operating lease liabilities	1,178	-
Long-term other payables	91	511

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,212,748 shares as of December 31,
2019 and 8,338,628 shares as of December 31, 2018	18,748	19,254
Accumulated earnings	2,508	3,695
Accumulated other comprehensive income (loss)	274	408
TOTAL STOCKHOLDERS’ EQUITY	21,530	23,357
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,281	$30,723

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2019	2018

Net sales	$21,568	$29,224
Cost of goods sold	9,018	11,868
Gross margin	12,550	17,356
Operating expenses:
Research and development	6,451	7,361
Selling, general and administrative	7,377	8,257
Total operating expenses	13,828	15,618
Operating income (loss)	(1,278)	1,738
Non-operating income:
Interest income	53	37
Gain on sale of assets	64	19
Foreign currency transaction gain (loss)	5	103
Total non-operating income	122	159
Income (loss) before income taxes	(1,156)	1,897
Income tax (expense) benefit	(31)	(291)
Net income (loss)	$(1,187)	$1,606

Basic earnings (loss) per share	$(0.14)	$0.19
Diluted earnings (loss) per share	$(0.14)	$0.19
Weighted-average basic shares	8,247	8,378
Weighted-average diluted shares	8,247	8,514

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2019	2018

Net Income (loss)	$(1,187)	$1,606
Other comprehensive income:
Foreign currency translation gain (loss)	(134)	(574)
Comprehensive income (loss)	$(1,321)	$1,032

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Accumulated
	Common Stock		Retained	and Other	Total
			Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2017	8,276,813	$18,989	$2,089	$982	$22,060
Stock options exercised	10,052	-	-	-	-
Repurchased shares	(101,975)	(536)	-	-	(536)
Stock awards issued, net of tax withholding	150,726	(448)	-	-	(448)
Issuance of stock through: Employee Stock Purchase Plan	3,012	19	-	-	19
Share-based compensation	-	1,230	-	-	1,230
Net income (loss)	-	-	1,606	-	1,606
Other comprehensive income gain (loss)	-	-	-	(574)	(574)
Balance at December 31, 2018	8,338,628	$19,254	$3,695	$408	$23,357

Stock options exercised	-	-			-
Repurchased shares	(301,710)	(1,464)	-	-	(1,464)
Stock awards issued, net of tax withholding	169,653	(243)	-	-	(243)
Issuance of stock through: Employee Stock Purchase Plan	6,177	30	-	-	30
Share-based compensation	-	1,171	-	-	1,171
Net income (loss)	-	-	(1,187)	-	(1,187)
Other comprehensive income gain (loss)	-	-	-	(134)	(134)
Balance at December 31, 2019	8,212,748	$18,748	$2,508	$274	$21,530

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income(loss)	$(1,187)	$1,606
Adjustments to reconcile net income(loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	867	955
Gain on sale of assets	(64)	(19)
Equipment transferred to cost of goods sold	63	423
Share-based compensation	1,171	1,230
Net change in:
Trade accounts receivable	(375)	(78)
Inventories	139	(1,135)
Other current assets	(307)	72
Accounts payable and accrued liabilities	(2,031)	(397)
Deferred revenue	(98)	(288)
Other long-term liabilities	(29)	(82)
Deposits and other long-term assets	(245)	(175)
Net cash provided by (used in) operating activities	(2,096)	2,112

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(612)	(907)
Net proceeds from sale of assets	64	19
Cash provided by (used in) investing activities	(548)	(888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments
for shares withheld to cover tax	(213)	(966)
Repurchase of common stock	(1,464)	-
Cash provided by (used in) financing activities	(1,677)	(966)
Increase (decrease) in cash and cash equivalents	(4,321)	258

Effects of exchange rate changes on cash	(86)	(456)
Cash and cash equivalents at beginning of period	18,343	18,541
Cash and cash equivalents at end of period	$13,936	$18,343

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$307	$463

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) designs, manufactures and sells programming systems used by designers and manufacturers of electronic products. Our programming system products are used to program integrated circuits (“ICs” or “devices” or “semiconductors”) with the specific unique data necessary for the ICs contained in various products, and are an important tool for the electronics industry experiencing growing use of programmable ICs. Customers for our programming system products are located around the world, primarily in Asia, Europe and the Americas. Our manufacturing operations are currently located in Redmond, Washington, United States and Shanghai, China.

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

Significant estimates include:
●
Revenue Recognition
●
Allowance for Doubtful Accounts
●
Inventory
●
Warranty Accruals
●
Tax Valuation Allowances
●
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

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of 90 days or less are considered cash equivalents.  We maintain our cash and cash equivalents with major financial institutions in the United States of America, which are insured by the Federal Deposit Insurance Corporation (FDIC), and in foreign jurisdictions.  Deposits in U.S. banks exceed the FDIC insurance limit.  We have not experienced any losses on our cash and cash equivalents.  Cash and cash equivalents held in foreign bank accounts, primarily China, Germany and Canada, totaled (in millions) $8.7 at December 31, 2019 and $6.4 at December 31, 2018.

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

Inventories

Inventories are stated at the lower of cost or net realizable value with cost being the currently adjusted standard cost, which approximates cost on a first-in, first-out basis. We estimate changes to inventory for obsolete, slow-moving, excess and non-salable inventory by reviewing current transactions and forecasted product demand. We evaluate our inventories on an item by item basis and record an adjustment (lower of cost or net realizable value) accordingly.

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

We regularly review all of our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded. Based on this evaluation, no impairment was noted for property, plant and equipment for the years ended December 31, 2019 and 2018.

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

Our basic revenue recognition remains essentially the same as it was in 2017. The adoption of Topic 606 did not have a material impact on our 2018 financial statement line items, either individually or in the aggregate, and would not have been material to 2017 financial results. We have elected the practical expedient to expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year. During 2019, the impact of capitalization of incremental costs for obtaining contracts was immaterial. We have made a sales tax policy election to exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

The following table represents our revenues by major categories:

Net sales by type	2019	2018
(in thousands)
Equipment Sales	$12,553	$19,002
Adapter Sales	5,535	6,954
Software and Maintenance Sales	3,480	3,268
Total	$21,568	$29,224

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

Leases are classified at commencement as either operating or finance leases. As of December 31, 2019, all of our leases are classified as operating leases. Rent expense for operating leases is recognized on the straight-line method over the term of the agreement beginning on the lease commencement date.

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

Advertising Expense

Advertising costs are expensed as incurred. Total advertising expenses were approximately $173,000 and $174,000 in 2019 and 2018, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share exclude any dilutive effects of stock options. Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period. The common stock equivalent shares from equity awards used in calculating diluted earnings per share were 65,000 and 136,000 for the years ended December 31, 2019 and 2018, respectively. Options to purchase 29,752 and 25,000 shares of common stock were outstanding as of December 31, 2019 and 2018, respectively, but were excluded from the computation of diluted EPS for the period then ended because the options were anti-dilutive.

Diversification of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables. Our trade receivables are geographically dispersed and include customers in many different industries. Two customers accounted for greater than 10% of our consolidated accounts receivable balance at December 31, 2019: Flextronics and Panasonic represented 17% and 15% of that balance, respectively. As of December 31, 2018, three customers each accounted for greater than 10% of our consolidated accounts receivable balance at December 31, 2018: Systemation, Continental and Semitron. Our consolidated accounts receivable balance as of December 31, 2019 and 2018 includes foreign accounts receivable in the functional currency of our foreign subsidiaries amounting to $1,255,000 and $1,931,000, respectively. We generally do business with our foreign distributors in U.S. Dollars. We believe that risk of loss is significantly reduced due to the diversity of our end-customers and geographic sales areas. We perform on-going credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, or prepayment whenever deemed necessary.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326), which updates the guidance related to the measurement of credit losses on financial instruments, including trade receivables. This ASU requires the recognition of credit losses on financial instruments based on an estimate of expected losses, replacing the incurred loss model in the prior guidance. The new guidance is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-13 will have a material impact on the consolidated financial statements.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

	December 31, 2019	December 31, 2018
(in thousands)
Trade accounts receivable	$4,179	$3,846
Less allowance for doubtful receivables	80	75
Trade accounts receivable, net	$4,099	$3,771

Changes in Data I/O’s allowance for doubtful accounts are as follow:

	December 31, 2019	December 31, 2018
(in thousands)
Beginning balance	$75	$73
Bad debt expense (reversal)	5	2
Accounts written-off	-	-
Recoveries	-	-
Ending balance	$80	$75

NOTE 3– INVENTORIES

	December 31, 2019	December 31, 2018
(in thousands)
Raw material	$2,416	$2,925
Work-in-process	1,832	1,584
Finished goods	772	676
Inventories	$5,020	$5,185

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2019	December 31, 2018
(in thousands)
Leasehold improvements	$395	$399
Equipment	5,606	5,378
Sales demonstration equipment	778	942
	6,779	6,719
Less accumulated depreciation	5,111	4,734
Property and equipment, net	$1,668	$1,985

Total depreciation expense recorded for 2019 and 2018 was $867,000 and $955,000, respectively.

NOTE 5 – INCOME TAX RECEIVABLE

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include the repeal of corporate Alternative Minimum Tax (AMT) for tax years after December 31, 2017. As a result, in 2017, we have recorded a long-term income tax receivable which as of December 31, 2019 has a balance of $640,000 for the refundable AMT credits.

NOTE 6 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	December 31, 2019	December 31, 2018
(in thousands)
Lease liability - short term	$678	$0
Product warranty	367	471
Sales return reserve	77	87
Other taxes	126	102
Other	124	129
Other accrued liabilities	$1,372	$789

The changes in our product warranty liability for the year ending December 31, 2019 are follows:

December 31, 2019
(in thousands)
Liability, beginning balance	$471
Net expenses	736
Warranty claims	(736)
Accrual revisions	(104)
Liability, ending balance	$367

NOTE 7 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:
Operating Lease Commitments
(in thousands)
2020	$755
2021	681
2022	308
2023	89
2024	82
Thereafter	141
Total	$2,056
Less Imputed interest	(200)
Total operating lease liabilities	$1,856

Cash paid for operating lease liabilities for the twelve months ended December 31, 2019 was $757,000. There were no new or modified leases during the twelve months ended December 31, 2019.

The following table presents supplemental balance sheet information related to leases as of December 31, 2019:

Balance at December 31, 2019
(in thousands)
Right-of-use assets (Long-term other assets)	$1,574
Lease liability-short term (Other accrued liabilities)	678
Lease liability-long term (Long-term other payables)	1,178

At December 31, 2019, the weighted average remaining lease term is 3.39 years and the weighted average discount rate used is 5%.

The components of our lease expense for the twelve months ended December 31, 2019 include operating lease costs of $685,000, which includes short-term lease costs of $32,000.

Our real estate facility leases are described below:

During the third quarter of 2017, we amended our lease agreement for the Redmond, Washington headquarters facility, extending the lease to July 31, 2022, waiving a potential space give back provision and receiving lease inducement incentives. Previously on June 8, 2015 the lease had been amended to relocate our headquarters to a nearby building and lower the square footage to approximately 20,460. The lease base annual rental payments during 2019 and 2018 were approximately $351,000 and $341,000, respectively.

In addition to the Redmond facility, approximately 24,000 square feet is leased at two foreign locations, including our sales, service, operations and engineering office located in Shanghai, China, and our German sales, service and engineering office located near Munich, Germany.

We signed a lease agreement effective November 1, 2015 that extends through October 31, 2021 for a facility located in Shanghai, China. This lease is for approximately 19,400 square feet. The lease base annual rental payments during 2019 and 2018 were approximately $305,000 and $288,000, respectively.

During the fourth quarter of 2016, we signed a lease agreement for a new facility located near Munich, Germany which was effective March 1, 2017 and extends through February 28, 2022. This lease is for approximately 4,895 square feet. The lease base annual rental payments during 2019 and 2018 were approximately $57,000 and $67,000, respectively.

NOTE 8 –OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At December 31, 2019, the purchase commitments and other obligations totaled $1,334,000 of which all but $323,000 are expected to be paid over the next twelve months.

NOTE 9 – CONTINGENCIES

As of December 31, 2019, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 10 – STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2019, there were 687,119 shares available for future grant under Data I/O Corporation 2000 Stock Compensation Incentive Plan (“2000 Plan”). At December 31, 2019 there were shares of Common Stock reserved for issuance consisting of 561,403 under the 2000 plan. Pursuant to this 2000 Plan, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years. Options granted under the plans have a maximum term of six years from the date of grant. Stock awards are also granted under the 2000 Plan which generally vest over four years.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of our Common Stock at six-month intervals at 95% of the fair market value on the last day of each six-month period. Employees may purchase shares having a value not exceeding ten percent of their gross compensation during an offering period. During 2019 and 2018, a total of 6,177 and 3,012 shares, respectively, were purchased under the plan at average prices of $4.88 and 7.81 per share, respectively. At December 31, 2019, a total 39,249 shares were reserved for future issuance.

Stock Appreciation Rights Plan

We have a Stock Appreciation Rights (“SAR”) Plan under which each director, executive officer or holder of 10% or more of our Common Stock has a SAR with respect to each exercisable stock option. The SAR entitles the SAR holder to receive cash from us for the difference between the market value of the stock and the exercise price of the option in lieu of exercising the related option. SARs are only exercisable following a tender offer or exchange offer for our stock, or following approval by shareholders of Data I/O of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than 50% of the common shares outstanding. As no event has occurred, which would make the SARs exercisable, and no such event is deemed probable, no compensation expense has been recorded under this plan. At December 31, 2019 there were 25,000 SARs outstanding.

Director Fee Plan

We have a Director Fee Plan available to compensate directors who are not employees of Data I/O Corporation with equity. No shares were issued from the plan for 2019 or 2018 board service and 151,322 shares remain available in the plan as of December 31, 2019.

Retirement Savings Plan

We have a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer their pre-tax salary or post-tax salary if Roth is elected, subject to IRS limitations. In fiscal years 2019 and 2018, we contributed one dollar for each dollar contributed by a participant, with a maximum contribution of four percent of a participant’s eligible earnings. Our matching contribution expense for the savings plan, net of forfeitures, was approximately $239,000 and $237,000 in 2019 and 2018, respectively. Employer matching contributions owed to the plan were $211,000 and $271,000 at December 31, 2019 and 2018, respectively.

NOTE 11– SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method. For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures. The impact on our results of operations of recording share-based compensation for the year ended December 31, 2019 and 2018 was as follows:

	Year Ended December 31,
	2019	2018
(in thousands)
Cost of goods sold	$28	$25
Research and development	288	266
Selling, general and administrative	855	939
Total share-based compensation	$1,171	$1,230

An immaterial amount of share-based compensation was capitalized into inventory as overhead for the years ended December 31, 2019 and 2018, respectively.

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

	Employee Stock
	Options
	2019	2018

Risk-free interest rates	2.31%	N/A
Volatility factors	62.05%	N/A
Expected life of the option in years	4.0	N/A
Expected dividend yield	None	N/A

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

The following table summarizes stock option activity under our stock option plans for the twelve months ended December 31:

	2019			2018
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years

Outstanding at beginning of year	25,000	$8.03		40,000	$6.10
Granted	25,000	4.98		-	-
Exercised	-	0.00		(15,000)	2.83
Cancelled, Expired or
Forfeited	(25,000)	8.03		-	-
Outstanding at end of year	25,000	$4.98	5.34	25,000	$8.03	4.50

Vested or expected to vest at the end of the period	24,723	$4.98	5.34	22,924	$8.03	4.50
Exercisable at end of year	12,500	$4.98	5.34	7,813	$8.03	4.50

The aggregate intrinsic value of outstanding options is $0. There were no stock option awards exercised in 2019.

Restricted stock award including performance-based stock award activity under our share-based compensation plan was as follows:

	2019		2018
	Awards	Weighted - Average Grant Date Fair Value	Awards	Weighted - Average Grant Date Fair Value
Outstanding at beginning of year	558,856	$6.06	565,850	$5.09
Granted	276,700	4.57	206,856	7.11
Vested	(224,089)	5.30	(213,100)	4.51
Cancelled	(75,064)	7.30	(750)	4.24
Outstanding at end of year	536,403	$5.44	558,856	$6.06

During the years ended December 31, 2019 and 2018, 54,436 and 67,322 shares respectively were withheld from issuance related to restricted stock units vesting and stock option exercises to cover employee taxes and stock options exercise price.

The remaining unamortized expected future compensation expense and remaining amortization period associated with unvested option grants and restricted stock awards are:

	December 31, 2019	December 31, 2018

Unamortized future compensation expense	$2,351,324	$2,835,978
Remaining weighted average amortization period in years	2.40	2.63

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

Repurchases by Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Approximate Dollar Value of Shares that May Yet Be Purchased under the Program

Dec. 2018	101,975	$5.25	101,975	$1,464,470
Jan. 2019	43,701	$5.39	43,701	$1,229,115
Mar. 2019	13,911	$5.49	13,911	$1,152,793
Apr. 2019	69,141	$5.34	69,141	$783,687
May 2019	69,798	$4.63	69,798	$461,417
Jun. 2019	49,255	$4.44	49,255	$244,197
Jul. 2019	55,280	$4.37	55,280	$2,798
Aug. 2019	624	$4.32	624	$3
Total	403,685	$4.95	403,685

NOTE 13– INCOME TAXES

Components of income (loss) before taxes:

	Year Ended December 31,
(in thousands)	2019	2018
U.S. operations	$(2,518)	$(137)
Foreign operations	1,362	2,034
Total income (loss) before taxes	$(1,156)	$1,897

Income tax expense (benefit) consists of:

(in thousands)	Year Ended December 31,
Current tax expense (benefit)	2019	2018
U.S. federal	$(42)	$5
State	8	20
Foreign	65	266
	31	291
Deferred tax expense (benefit) – U.S. federal	-	-
Total income tax expense (benefit)	$31	$291

A reconciliation of our effective income tax and the U.S. federal tax rate is as follows:
	Year Ended December 31,
	2019	2018
(in thousands)
Statutory tax	$(243)	$398
State and foreign income tax, net of federal income tax benefit	(230)	(159)
Valuation allowance for deferred tax assets	568	245
Federal rate change	-	-
Foreign sourced deemed dividend income	-	-
Stock based compensation	(177)	(282)
AMT credit refund	-	-
Other	113	89
Total income tax expense (benefit)	$31	$291

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below:

	Year Ended December 31,
	2019	2018
(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$13	$8
Inventory and product return reserves	464	467
Compensation accruals	1,723	1,515
Accrued liabilities	129	321
Book-over-tax depreciation and amortization	25	21
Foreign net operating loss carryforwards	3	132
U.S. net operating loss carryforwards	2,904	2,345
U.S. credit carryforwards	2,280	2,161
	7,541	6,970

Valuation Allowance	(7,541)	(6,970)
Total Deferred Income Tax Assets	$-	$-

The valuation allowance for deferred tax assets increased $571,000 and $140,000 during the years ended December 31, 2019 and 2018, respectively. The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding our ability to utilize such assets in future years. This full valuation allowance evaluation is based upon our volatile history of losses and the cyclical nature of our industry and capital spending. Credit carryforwards consist primarily of research and experimental and foreign tax credits. We intend to continue to reinvest foreign earnings of our operating subsidiaries.

U.S. net operating loss carryforwards are $13,830,000 at December 31, 2019 with expiration years from 2022 to 2039. Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

The gross changes in uncertain tax positions resulting in unrecognized tax benefits are presented below:

	Year Ended December 31,
	2019	2018
(in thousands)
Unrecognized tax benefits, opening balance	$308	$272
Prior period tax position increases	10	-
Additions based on tax positions related to current year	30	36
Unrecognized tax benefits, ending balance	$348	$308

Historically, we have incurred minimal interest expense and no penalties associated with tax matters. We have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

Tax years that remain open for examination include 2016, 2017, 2018 and 2019 in the United States of America. In addition, various tax years from 2002 to 2015 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

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

The following tables provide summary operating information by geographic area:

	Year Ended December 31,
(in thousands)	2019	2018
Net sales:
U.S.	$1,735	$3,436
Europe	8,828	13,251
Rest of World	11,005	12,537
	$21,568	$29,224

Included in Europe and Rest of World net sales are
the following significant balances:

Germany	$2,507	$4,428
China	$2,934	$4,489

Operating income:
U.S.	$317	$802
Europe	(1,108)	258
Rest of World	(487)	678
	$(1,278)	$1,738

Identifiable assets:
U.S.	$12,818	$18,976
Europe	5,917	5,279
Rest of World	9,546	6,468
	$28,281	$30,723

NOTE 15 – SUBSEQUENT EVENTS

Beginning in early 2020, there has been an outbreak of coronavirus (COVID-19), initially in China and which has spread to other jurisdictions, including all locations where the Company does business. The full extent of the outbreak, related business and travel restrictions, government required closure restrictions and changes to behavior intended to reduce its spread are uncertain as of the date of the Report as this continues to evolve globally. Therefore, the full extent to which coronavirus may impact the Company’s results of operations or financial position is uncertain. This outbreak has already had a significant disruption on the operations of the Company and its suppliers and customers. To the extent that the Company’s customers and suppliers continue to be impacted by the coronavirus outbreak, this could reduce the availability, or result in delays, of materials or supplies to or from the Company, which in turn could significantly interrupt the Company’s business operations. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company, our industry and the economies in which the Company operates. While we expect this matter to negatively impact our results, the related financial impact and duration of such impact cannot be reasonably estimated at this time.

There were no other subsequent events which would require additional disclosures to the financial statements, except for those already disclosed throughout the Notes to Consolidated Financial Statements.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

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

Item 9B._Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Registrant’s directors is set forth under “Election of Directors” in our Proxy Statement relating to our annual meeting of shareholders to be held on May 18, 2020 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of our year-end. Information regarding the Registrant’s executive officers is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.”

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

Item 11. Executive Compensation

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 18, 2020 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Executive Compensation.” Such Proxy Statement will be filed within 120 days of our year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 18, 2020 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Voting Securities and Principal Holders.” Such Proxy Statement will be filed within 120 days of our year end.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2019. See Notes 10 and 11 of “Notes to Consolidated Financial Statements.”

	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted–average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by the security holders (1) (2)	28,509	$4.84	1,351,368
Equity compensation plans not approved by the security holders	-	$0.00	-
Total	28,509	$4.84	1,351,368

 (1)
Represents shares of our Common Stock issuable pursuant to the Data I/O Corporation 2000 Stock Incentive Compensation Plan, 1982 Employee Stock Purchase Plan and 1996 Director Fee Plan. Table excludes unvested restricted stock awards of 536,403 from the 2000 Plan.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2020 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14._ Principal Accounting Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Principal Accountant’s Fees and Services” in the Proxy Statement relating to our annual meeting of shareholders to be held on May 18, 2020. Such Proxy Statement will be filed within 120 days of our year-end.

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

(5)
Amended and Restated Executive Agreements. See Exhibit 10.8, 10.20, 10.23 and 10.27.

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

(16)
Letter Agreement with Michael Tidwell. See Exhibit 10.36.

(a)	List of Documents Filed as a Part of This Report:	Page

(1)
Index to Financial Statements :

(2)
Index to Financial Statement Schedules :

Schedule II – Consolidated Valuation and Qualifying Accounts	58

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

4.6
Description of Data I/O’s Common Stock.

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

10.32
Negotiation Protocol for the Purchase of Data I/O’s PSV7000, a supply agreement executed July 20, 2016, between Data I/O Corporation and Bosch Car Multimedia Group (Incorporated by reference to Exhibit 10.31 of Data I/O’s September 30, 2016 Quarterly Report on Form 10-Q (File No. 0-10394)). (Portions of this exhibit have been omitted based on confidential treatment granted by the SEC. The omitted portions of these exhibits have been filed separately with the SEC. The registrant undertakes to furnish on a supplemental basis a copy of any omitted schedules to the Securities and Exchange Commission upon request.).

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

10.36
Letter Agreement with Michael Tidwell (Incorporated by reference to Form 8-K filed on May 1, 2019).

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

DATA I/O CORPORATION (REGISTRANT)

DATED: March 27, 2020	By:	/s/ Anthony Ambrose
Anthony Ambrose
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	DATE	TITLE

/s/ Anthony Ambrose	March 27, 2020	President and Chief Executive Officer
Anthony Ambrose		(Principal Executive Officer), Director

/s/ Joel S. Hatlen	March 27, 2020	Chief Operating and Financial Officer
Joel S. Hatlen		Vice President
Secretary, Treasurer
(Principal Financial and Accounting Officer)

/s/ Douglas W. Brown	March 27, 2020	Director
Douglas W. Brown

/s/ John D. Delafield	March 27, 2020	Director
John D. Delafield

/s/ Alan B. Howe	March 27, 2020	Director
Alan B. Howe

/s/ Mark J. Gallenberger	March 27, 2020	Director
Mark J. Gallenberger

DATA I/O CORPORATION
SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Deductions-Describe	Balance at End of Period
(in thousands)
Year Ended December 31, 2018:
Allowance for bad debts	$73	$2	$- (1)	$75

Year Ended December 31, 2019:
Allowance for bad debts	$75	$5	$- (1)	$80

(1)  Uncollectable accounts written off, net of recoveries