Form 10-Q
period 2020-06-30
DATA I/O CORP
filed 2020-08-13
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Shares of Common Stock, no par value, outstanding as of July 30, 2020:  8,390,943

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	June 30, 2020	December 31, 2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,273	$13,936
Trade accounts receivable, net of allowance for
doubtful accounts of $73 and $80, respectively	2,840	4,099
Inventories	4,731	5,020
Other current assets	2,000	924
TOTAL CURRENT ASSETS	22,844	23,979

Property, plant and equipment – net	1,602	1,668
Income tax receivable	-	640
Other assets	1,717	1,994
TOTAL ASSETS	$26,163	$28,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$908	$1,151
Accrued compensation	1,304	1,541
Deferred revenue	1,334	1,387
Other accrued liabilities	1,259	1,372
Income taxes payable	64	31
TOTAL CURRENT LIABILITIES	4,869	5,482

Operating lease liabilities	834	1,178
Long-term other payables	150	91

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,390,943 shares as of June 30,
2020 and 8,212,748 shares as of December 31, 2019	19,319	18,748
Accumulated earnings	897	2,508
Accumulated other comprehensive income (loss)	94	274
TOTAL STOCKHOLDERS’ EQUITY	20,310	21,530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,163	$28,281

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net sales	$4,655	$5,834	$9,440	$11,892
Cost of goods sold	2,216	2,250	4,217	4,623
Gross margin	2,439	3,584	5,223	7,269
Operating expenses:
Research and development	1,614	1,680	3,196	3,361
Selling, general and administrative	1,703	1,829	3,514	3,803
Total operating expenses	3,317	3,509	6,710	7,164
Operating income (loss)	(878)	75	(1,487)	105
Non-operating income (loss):
Interest income	1	10	9	22
Gain on sale of assets	-	-	-	60
Foreign currency transaction gain (loss)	(83)	69	(31)	(36)
Total non-operating income (loss)	(82)	79	(22)	46
Income (loss) before income taxes	(960)	154	(1,509)	151
Income tax (expense) benefit	(97)	(27)	(102)	2
Net income (loss)	($1,057)	$127	($1,611)	$153

Basic earnings (loss) per share	($0.13)	$0.02	($0.19)	$0.02
Diluted earnings (loss) per share	($0.13)	$0.02	($0.19)	$0.02
Weighted-average basic shares	8,302	8,257	8,261	8,280
Weighted-average diluted shares	8,302	8,332	8,261	8,375

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net income (loss)	($1,057)	$127	($1,611)	$153
Other comprehensive income (loss):
Foreign currency translation gain (loss)	85	(118)	(180)	10
Comprehensive income (loss)	($972)	$9	($1,791)	$163

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(UNAUDITED)

				Accumulated
	Common Stock		Retained	and Other	Total
			Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity
Balance at December 31, 2018	8,338,628	$19,254	$3,695	$408	$23,357
Repurchased shares	(57,612)	(312)			(312)
Stock awards issued, net of tax withheld	4,046	(9)	-	-	(9)
Issuance of stock through: ESPP	2,763	15	-	-	15
Share-based compensation	-	287	-	-	287
Net income (loss)	-	-	26	-	26
Other comprehensive income (loss)	-	-	-	128	128
Balance at March 31, 2019	8,287,825	$19,235	$3,721	$536	$23,492
Stock options exercised	-	-			-
Repurchased shares	(188,194)	(908)			(908)
Stock awards issued, net of tax withheld	162,071	(228)	-	-	(228)
Issuance of stock through: Employee Stock Purchase Plan	-	-	-	-	-
Share-based compensation	-	364	-	-	364
Net income (loss)	-	-	127	-	127
Other comprehensive income (loss)	-	-	-	(118)	(118)
Balance at June 30, 2019	8,261,702	$18,463	$3,848	$418	$22,729

Balance at December 31, 2019	8,212,748	$18,748	$2,508	$274	$21,530
Repurchased shares	-	-			-
Stock awards issued, net of tax withheld	5,190	(10)	-	-	(10)
Issuance of stock through: ESPP	3,509	14	-	-	14
Share-based compensation	-	249	-	-	249
Net income (loss)	-	-	(554)	-	(554)
Other comprehensive income (loss)	-	-	-	(265)	(265)
Balance at March 31, 2020	8,221,447	$19,001	$1,954	$9	$20,964
Repurchased shares	-	-			-
Stock awards issued, net of tax withheld	169,496	(163)	-	-	(163)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	481	-	-	481
Net income (loss)	-	-	(1,057)	-	(1,057)
Other comprehensive income (loss)	-	-	-	85	85
Balance at June 30, 2020	8,390,943	$19,319	$897	$94	$20,310

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Six Months Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($1,611)	$153
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	446	424
Gain on sale of assets	-	(60)
Equipment transferred to cost of goods sold	52	(26)
Share-based compensation	730	651
Net change in:
Trade accounts receivable	1,262	(63)
Inventories	273	(28)
Other current assets	(1,076)	3
Accounts payable and accrued liabilities	(541)	(2,223)
Deferred revenue	(77)	(62)
Other long-term liabilities	(264)	(312)
Deposits and other long-term assets	912	88
Net cash provided by (used in) operating activities	106	(1,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(432)	(365)
Net proceeds from sale of assets	-	60
Cash provided by (used in) investing activities	(432)	(305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments
for shares withheld to cover tax	(159)	(222)
Repurchase of common stock	-	(1,220)
Cash provided by (used in) financing activities	(159)	(1,442)
Increase (decrease) in cash and cash equivalents	(485)	(3,202)

Effects of exchange rate changes on cash	(178)	24
Cash and cash equivalents at beginning of period	13,936	18,343
Cash and cash equivalents at end of period	$13,273	$15,165

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$69	$101
See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of June 30, 2020 and June 30, 2019 according to the rules and regulations of the Securities and Exchange Commission ("SEC").  These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2019.

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

The following table represents our revenues by major categories:

	Three Months Ended			Six Months Ended
Net sales by type	June 30, 2020	Change	June 30, 2019	June 30, 2020	Change	June 30, 2019
(in thousands)
Equipment Sales	$2,476	(30.0%)	$3,537	$5,063	(30.1%)	$7,247
Adapter Sales	1,324	(6.8%)	1,421	2,669	(7.4%)	2,882
Software and Maintenance Sales	855	(2.4%)	876	1,708	(3.1%)	1,763
Total	$4,655	(20.2%)	$5,834	$9,440	(20.6%)	$11,892

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

Recently Adopted Accounting Pronouncements

None.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:

	June 30, 2020	December 31, 2019
(in thousands)
Raw material	$2,122	$2,416
Work-in-process	1,667	1,832
Finished goods	942	772
Inventories	$4,731	$5,020

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	June 30, 2020	December 31, 2019
(in thousands)
Leasehold improvements	$390	$395
Equipment	5,666	5,606
Sales demonstration equipment	905	778
	6,961	6,779
Less accumulated depreciation	5,359	5,111
Property and equipment, net	$1,602	$1,668

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	June 30, 2020	December 31, 2019
(in thousands)
Lease liability - short term	$692	$678
Product warranty	341	367
Sales return reserve	67	77
Other taxes	98	126
Other	61	124
Other accrued liabilities	$1,259	$1,372

The changes in our product warranty liability for the six months ending June 30, 2020 are as follows:

June 30, 2020
(in thousands)
Liability, beginning balance	$367
Net expenses	341
Warranty claims	(341)
Accrual revisions	(26)
Liability, ending balance	$341

NOTE 5 – LEASES

Our leasing arrangements are primarily for facility leases we use to conduct our operations. The following table presents our future lease payments for long-term operating leases as of June 30, 2020:

Operating Lease Commitments
(in thousands)
2020 (remaining)	$381
2021	711
2022	317
2023	91
2024	83
Thereafter	141
Total	$1,724
Less Imputed interest	(198)
Total operating lease liabilities	$1,526

Cash paid for operating lease liabilities for the three and six months ended June 30, 2020 was $189,000 and $374,000, respectively.  There was one new or modified leases during the six months ended June 30, 2020 included in the lease liability for approximately $15,000 relating to a new three-year automobile lease.

The following table presents supplemental balance sheet information related to leases as of June 30, 2020:

	Balance at June 30, 2020	Balance at December 31, 2019
(in thousands)
Right-of-use assets (Long-term other assets)	$1,297	$1,574
Lease liability-short term (Other accrued liabilities)	692	678
Lease liability-long term (Long-term other payables)	834	1,178

At June 30, 2020, the weighted average remaining lease term is 3.08 years and the weighted average discount rate used is 5%.

The components of our lease expense for the three and six months ended June 30, 2020 include operating lease costs of $164,000 and $326,000, respectively, and short-term lease costs of $8,000 and $16,000, respectively.

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

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At June 30, 2020, the purchase commitments and other obligations totaled $1.2 million of which all but $228,000 are expected to be paid over the next twelve months.

NOTE 7 – CONTINGENCIES

As of June 30, 2020, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
(in thousands except per share data)
Numerator for basic and diluted
earnings (loss) per share:
Net income (loss)	($1,057)	$127	($1,611)	$153

Denominator for basic
earnings (loss) per share:
Weighted-average shares	8,302	8,257	8,261	8,280

Employee stock options and awards	46	75	51	95

Denominator for diluted
earnings (loss) per share:
Adjusted weighted-average shares &
assumed conversions of stock options	8,348	8,332	8,312	8,375

Basic and diluted
earnings (loss) per share:
Total basic earnings (loss) per share	($0.13)	$0.02	($0.19)	$0.02
Total diluted earnings (loss) per share	($0.13)	$0.02	($0.19)	$0.02

Weighted average options to purchase 25,000 shares for both the three and six month periods ending June 30, 2020 and weighted average options to purchase 35,422 and 30,240 shares for the three and six months ending June 30, 2019, respectively, were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 9 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and six months ended June 30, 2020 and 2019, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
(in thousands)
Cost of goods sold	$15	$10	$21	$16
Research and development	132	103	196	166
Selling, general and administrative	334	251	513	469
Total share-based compensation	$481	$364	$730	$651

Equity awards granted during the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Restricted Stock Units	376,200	276,700	376,200	276,700
Stock Options	-	25,000	-	25,000

Non-employee directors Restricted Stock Units (“RSU’s”) vest over one year and options vest over three years and have a six-year exercise period.  Employee RSU’s typically vest over four years and employee Non-Qualified stock options typically vest quarterly over 4 years and have a six-year exercise period.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at June 30, 2020 are:

June 30, 2020

Unamortized future equity compensation expense (in thousands)	$2,731
Remaining weighted average amortization period (in years)	2.63

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

OVERVIEW

After a weak first quarter of 2020, business continued to be negatively impacted by COVID-19 related country and customer business shutdowns.  In response to suddenly changing business conditions, we had scaled back planned investments and reduced our current spending.  Despite the spending reductions during Q1, we continued to invest with a long-term focus towards expanding our markets and creating unique value for our customers. This is true for both our traditional core business as well as the emerging security deployment business.  During Q2, we continued this course of response and actions.  Our facilities and operations in the different countries adapted to the local conditions and restrictions.   We have adapted to embrace virtual and remote operations for our employees, sales, and service and avoid travel and non-social distanced interactions.

Our short-term challenge continues to be operating in a cyclical, COVID-19 impacted, and rapidly evolving industry environment.  We must balance industry changes, industry partnerships, new technologies, business geography shifts, travel and customer restrictions, customer shut downs, exchange rate volatility, trade issues and tariffs, coronavirus impacts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.  We continue to manage our costs carefully and execute strategies for cash preservation, protecting our employee base and cost reductions. We are classified as an essential business under local standards and as such, are allowed to operate.  Many of our employees worked remotely from home, with the essential production and process workers onsite as part of our essential operations.  We have implemented policies and procedures in our offices and production facilities to keep our essential workers safe, while at the same time protecting our production capacity.  We have and are taking advantage of government programs in various countries to assist during the pandemic, to the extent we are qualified to participate, including foreign work reduction programs, foreign payroll benefit programs, and USA payroll tax deferrals.  While we were approved, we have not, and do not expect, to accept funding from the SBA PPP program in the USA.

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

As a global company with 92% of our 2019 sales in international markets, we have been and expect to continue to be significantly impacted by the COVID-19 pandemic, which started to impact us first in China and has since spread to Asia, USA, Europe and all other markets we serve.  During Q2 we have seen that our China operations have resumed onsite quasi-normal activities. Automotive facilities that had largely shut down began reopening mid to late Q2.  Our European operations are opening up for travel and limited customer site visits. Our Americas operations continue to be relatively restricted as local areas begin opening but international travel is very restricted or generally banned. Although our facilities in Shanghai, Redmond and Germany are currently open and operating in pandemic related restricted ways, we believe that our classification as essential by certain U.S. customer groups has and will continue to keep operations open.  We source other components from China and other countries that are used to manufacture our equipment in China and in our Redmond, Washington facility and these components may not be readily available or subject to unpredictable delays.  Many of our employees and executives are working from home and we are limiting visitors to our facilities as the pandemic continues.  All of our facilities are subject to restrictions and closure by governmental entities. The pandemic has and may continue to impact our revenues, our ability to obtain key components and to manufacture our products, as well as sell, install and support our products around the world. We expect to continue to be impacted and respond to customer site restrictions on sales and service visits, travel restrictions, closed borders, cancelled trade shows and industry gatherings, and modifications in our operations to allow social distancing. These same concerns impact our customers, who also may not be able to maintain their financial stability.  See also the detailed discussion of the impacts of the coronavirus COVID-19 on our business and markets in Item 1A, Risk Factors in our annual report on Form 10-K. The pandemic could have the effect of heightening many of the other risks described in it. Annual projections on spending, growth, mix, and profitability have been and are likely to be further revised substantially as new information is obtained.

In addition to COVID-19 risks, we are facing increased geopolitical risks with respect to markets and supply chains. As countries increasingly seek to favor local suppliers and place punitive tariffs on selected countries, we may be placed at a disadvantage in selling, tariff policy, and asset management in selected regions where we operate and sell.

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

Results of Operations:

Net Sales

	Three Months Ended			Six Months Ended
Net sales by product line	June 30, 2020	Change	June 30, 2019	June 30, 2020	Change	June 30, 2019
(in thousands)
Automated programming systems	$3,531	(24.1%)	$4,651	$6,949	(26.5%)	$9,454
Non-automated programming systems	1,124	(5.0%)	1,183	2,491	2.2%	2,438
Total programming systems	$4,655	(20.2%)	$5,834	$9,440	(20.6%)	$11,892

	Three Months Ended			Six Months Ended
Net sales by location	June 30, 2020	Change	June 30, 2019	June 30, 2020	Change	June 30, 2019
(in thousands)
United States	$290	(52.4%)	$609	$562	(41.8%)	$966
% of total	6.2%		10.4%	6.0%		8.1%

International	$4,365	(16.5%)	$5,225	$8,878	(18.7%)	$10,926
% of total	93.8%		89.6%	94.0%		91.9%

	Three Months Ended			Six Months Ended
Net sales by type	June 30, 2020	Change	June 30, 2019	June 30, 2020	Change	June 30, 2019
(in thousands)
Equipment sales	$2,476	(30.0%)	$3,537	$5,063	(30.1%)	$7,247
Adapter sales	1,324	(6.8%)	1,421	2,669	(7.4%)	2,882
Software and maintenance	855	(2.4%)	876	1,708	(3.1%)	1,763
Total programming systems	$4,655	(20.2%)	$5,834	$9,440	(20.6%)	$11,892

Net sales in the second quarter of 2020 were $4.7 million, as compared with $5.8 million in the prior year period and $4.8 million in the first quarter of 2020.  Second quarter 2020 booking were $5.0 million, as compared with $5.1 million in the prior year period and $4.3 million in first quarter of 2020.

On a geographic basis, international sales represented approximately 93.8% of total net sales for the second quarter of 2020 compared with 89.6% in the prior year period. Total capital equipment sales were 53% of revenues, adapters were 28% and software and maintenance revenues were 19% of revenues in the second quarter of 2020 compared with 61% and 24% and 15%, respectively, for the second quarter of 2019.

After a strong Q4 2019, business was down in Q1 and Q2 2020, we believe, initially due to seasonality and continued cyclical downturn followed by country and customer business shutdowns related to COVID-19.  We are now seeing business and factories reopening and resuming business in China. Many of our automotive electronics customers in the Americas and Europe shutdown operations in March, and have begun to or are setting expectations for reopening in the third quarter of 2020 with a gradual ramp up over the next few quarters to restore their previous business levels. We expect this will continue to impact our capacity related demand during this time frame.

Net sales for the first six months of 2020 were $9.4 million, as compared with $11.9 million during the same period in 2019 and declined for the same reasons as in the second quarter of 2020.

Backlog at June 30, 2020 was $2.8 million, as compared with $2.3 million at March 31, 2020 and $2.9 million at December 31, 2019. Data I/O had $1.4 million in deferred revenue at the end of the second quarter of 2020, compared with $1.5 million at both the end of the first quarter of 2020 and the fourth quarter of 2019.

Gross Margin

	Three Months Ended			Six Months Ended
	June 30, 2020	Change	June 30, 2019	June 30, 2020	Change	June 30, 2019
(in thousands)
Gross margin	$2,439	(31.9%)	$3,584	$5,223	(28.1%)	$7,269
Percentage of net sales	52.4%		61.4%	55.3%		61.1%

Gross margin as a percentage of sales in the second quarter of 2020 was 52.4% as compared to 61.4% in the same period last year. For the second quarter of 2020 gross margin was primarily impacted by fixed costs being spread over lower revenues and unfavorable currency and factory variances. We expect the lower sales levels to continue to impact gross margin percentages in the third quarter of 2020 and start to reverse as business levels are restored.

Gross margin for the first six months of 2020 declined for the same factors as in the second quarter.

Research and Development

	Three Months Ended			Six Months Ended
	June 30, 2020	Change	June 30, 2019	June 30, 2020	Change	June 30, 2019
(in thousands)
Research and development	$1,614	(3.9%)	$1,680	$3,196	(4.9%)	$3,361
Percentage of net sales	34.7%		28.8%	33.9%		28.3%

Research and development (“R&D”) expenses were lower in the second quarter and year to date 2020 compared to the same periods in 2019 primarily due to cost control measures implemented.  Due to expense management, planned increases in engineering spending have been deferred to later quarters.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	June 30, 2020	Change	June 30, 2019	June 30, 2020	Change	June 30, 2019
(in thousands)
Selling, general &
administrative	$1,703	(6.9%)	$1,829	$3,514	(7.6%)	$3,803
Percentage of net sales	36.6%		31.4%	37.2%		32.0%

Selling, General and Administrative (“SG&A”) expenses were lower in the second quarter and year to date 2020 compared to the same periods in 2019 primarily due to lower sales commissions on lower sales, and cost control measures implemented, with most expense categories lower than the prior year periods.  We expect this spending trend to continue in the third quarter of 2020 and start to reverse as business levels are restored.

Interest

	Three Months Ended			Six Months Ended
	June 30, 2020	Change	June 30, 2019	June 30, 2020	Change	June 30, 2019
(in thousands)
Interest income	$1	(90.0%)	$10	$9	(59.1%)	$22

Interest income was lower in the second quarter and year to date 2020 compared to the same periods in 2019 primarily due to lower interest rates on lower invested funds.

Income Taxes

	Three Months Ended			Six Months Ended
	June 30, 2020	Change	June 30, 2019	June 30, 2020	Change	June 30, 2019
(in thousands)
Income tax benefit (expense)	($97)	259.3%	($27)	($102)	*	$2

* not meaningful

Income tax for both the second quarter of 2020 and the same period in 2019, primarily relate to foreign and state taxes.  In addition, in the first quarter of 2019, a US domestic benefit was realized from converting remaining sequestered AMT credits, that had a full valuation allowance on such credits, into a receivable of approximately $42,000, resulting from IRS rule changes allowing the release of previously sequestered AMT credits.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $8.1 million as of June 30, 2020.  As of June 30, for both 2020 and 2019, our deferred tax assets and valuation allowance have been reduced by approximately $363,000 and $325,000, respectively, associated with the requirements of accounting for uncertain tax positions.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.  The CARES Act, initiated in Q1 2020, accelerated the AMT credit refund of $640,000 to be a current asset instead of non-current.  Movements of cash that generate local country withholding taxes create a current tax expense that will create additional deferred tax assets that will result in establishing additional tax valuation allowances.

Financial Condition

Liquidity and Capital Resources

	June 30, 2020	Change	December 31, 2019
(in thousands)
Working capital	$17,975	($522)	$18,497

At June 30, 2020, our principal sources of liquidity consisted of existing cash and cash equivalents.  Cash decreased $663,000 from December 31, 2019 primarily funding current year net loss and prepaid items, offset, in part, by collections on accounts receivables.

Net working capital at the end of the second quarter was $18.0 million, down slightly from $18.5 million at December 31, 2019.  The CARES Act acceleration of the AMT credit refund to current assets, offset some of the other declines in current assets. The company continues to have no debt.

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

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  We may require additional cash at the U.S. headquarters, which could cause potential repatriation of cash that is held in our foreign subsidiaries.  We have liquidated our subsidiary in Canada and repatriated its cash.  For any repatriation, there may be tax and other impediments to any repatriation actions.  As many repatriations typically have associated withholding taxes, those taxes withheld will be a current tax without generating a current or deferred tax benefit able to be recognized as they result in establishing additional valuation allowances.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek possible additional financing.

OFF-Balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 5, “Operating Lease Commitments” and Note 6, “Other Commitments”, we have no off-balance sheet arrangements.

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was ($712,000) in the second quarter of 2020 compared to $364,000 in the second quarter of 2019.  Adjusted EBITDA, excluding equity compensation (a non-cash item) was ($231,000) in the second quarter of 2020, compared to $728,000 in the second quarter of 2019.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was ($1,071,000) in the six months ended June 30, 2020 compared to $553,000 in the same period of 2019.  Adjusted EBITDA, excluding equity compensation (a non-cash item) was ($341,000) in the six months ended June 30, 2020 compared to $1,204,000 in the same period of 2019.

Non-GAAP financial measures, such as EBITDA and adjusted EBITDA, should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP.  We believe that these non-GAAP financial measures provide meaningful supplemental information regarding the Company’s results and facilitate the comparison of results.

A reconciliation of net income to EBITDA and adjusted EBITDA follows:

Non-Generally accepted accounting principles (GAAP) FINANCIAL Measure RECONCILIATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(in thousands)
Net Income (loss)	($1,057)	$127	($1,611)	$153
Interest (income)	(1)	(10)	(9)	(22)
Taxes	97	27	102	(2)
Depreciation & amortization	249	220	447	424
EBITDA earnings (loss)	($712)	$364	($1,071)	$553

Equity compensation	481	364	730	651
Adjusted EBITDA earnings (loss),
excluding equity compensation	($231)	$728	($341)	$1,204

Recently Adopted Accounting Pronouncements

None.

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

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of June 30, 2020, we were not a party to any material pending legal proceedings.

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

DATED:   August 12, 2020

DATA I/O CORPORATION

(REGISTRANT)

By: //S//Anthony Ambrose

Anthony Ambrose

President and Chief Executive Officer

(Principal Executive Officer and Duly Authorized Officer)

By: //S//Joel S. Hatlen

Joel S. Hatlen

Vice President and Chief Operating and Financial Officer

Secretary and Treasurer

(Principal Financial Officer and Duly Authorized Officer