Form 10-Q
period 2020-09-30
DATA I/O CORP
filed 2020-11-12
CIK 351998

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13or 15(d) of the Security Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

Shares of Common Stock, no par value, outstanding as of October 31, 2020: 8,416,335

DATA I/O CORPORATION

FORM 10-Q
For the Quarter Ended September 30, 2020

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	September 30, 2020	December 31, 2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,982	$13,936
Trade accounts receivable, net of allowance for
doubtful accounts of $101 and $80, respectively	4,152	4,099
Inventories	5,060	5,020
Other current assets	1,731	924
TOTAL CURRENT ASSETS	23,925	23,979

Property, plant and equipment – net	1,516	1,668
Income tax receivable	-	640
Other assets	1,582	1,994
TOTAL ASSETS	$27,023	$28,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,760	$1,151
Accrued compensation	1,381	1,541
Deferred revenue	1,057	1,387
Other accrued liabilities	1,310	1,372
Income taxes payable	144	31
TOTAL CURRENT LIABILITIES	5,652	5,482

Operating lease liabilities	667	1,178
Long-term other payables	238	91

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,395,600 shares as of September 30,
2020 and 8,212,748 shares as of December 31, 2019	19,700	18,748
Accumulated earnings	190	2,508
Accumulated other comprehensive income (loss)	576	274
TOTAL STOCKHOLDERS’ EQUITY	20,466	21,530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,023	$28,281

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net sales	$5,947	$3,808	$15,387	$15,700
Cost of goods sold	2,670	1,806	6,887	6,430
Gross margin	3,277	2,002	8,500	9,270
Operating expenses:
Research and development	1,567	1,507	4,763	4,868
Selling, general and administrative	1,810	1,535	5,324	5,338
Total operating expenses	3,377	3,042	10,087	10,206
Operating income (loss)	(100)	(1,040)	(1,587)	(936)
Non-operating income:
Interest income	4	25	13	47
Gain on sale of assets	-	-	-	60
Foreign currency transaction gain (loss)	(271)	226	(302)	190
Total non-operating income (loss)	(267)	251	(289)	297
Income (loss) before income taxes	(367)	(789)	(1,876)	(639)
Income tax (expense) benefit	(340)	(55)	(442)	(52)
Net income (loss)	$(707)	$(844)	$(2,318)	$(691)

Basic earnings (loss) per share	$(0.09)	$(0.10)	$(0.28)	$(0.08)
Diluted earnings (loss) per share	$(0.09)	$(0.10)	$(0.28)	$(0.08)
Weighted-average basic shares	8,394	8,217	8,305	8,259
Weighted-average diluted shares	8,394	8,217	8,305	8,259

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net income (loss)	$(707)	$(844)	$(2,318)	$(691)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	482	(478)	302	(468)
Comprehensive income (loss)	$(225)	$(1,322)	$(2,016)	$(1,159)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(UNAUDITED)

				Accumulated
	Common Stock		Retained	and Other	Total
			Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity
Balance at December 31, 2018	8,338,628	$19,254	$3,695	$408	$23,357
Repurchased shares	(57,612)	(313)			(313)
Stock awards issued, net of tax withheld	4,046	(8)	-	-	(8)
Issuance of stock through: ESPP	2,763	15	-	-	15
Share-based compensation	-	287	-	-	287
Net income (loss)	-	-	26	-	26
Other comprehensive income (loss)	-	-	-	128	128
Balance at March 31, 2019	8,287,825	$19,235	$3,721	$536	$23,492
Stock options exercised	-	-			-
Repurchased shares	(188,194)	(908)			(908)
Stock awards issued, net of tax withheld	162,071	(228)	-	-	(228)
Issuance of stock through: Employee Stock Purchase Plan	-	-	-	-	-
Share-based compensation	-	364	-	-	364
Net income (loss)	-	-	127	-	127
Other comprehensive income (loss)	-	-	-	(118)	(118)
Balance at June 30, 2019	8,261,702	$18,463	$3,848	$418	$22,729
Stock options exercised	(55,904)	-			-
Repurchased shares	1,672	(244)			(244)
Stock awards issued, net of tax withheld	3,414	(3)	-	-	(3)
Issuance of stock through: Employee Stock Purchase Plan	-	14	-	-	14
Share-based compensation	-	260	-	-	260
Net income (loss)	-	-	(844)	-	(844)
Other comprehensive income (loss)	-	-	-	(478)	(478)
Balance at September 30, 2019	8,210,884	$18,490	$3,004	$(60)	$21,434

Balance at December 31, 2019	8,212,748	$18,748	$2,508	$274	$21,530
Repurchased shares	-	-			-
Stock awards issued, net of tax withheld	5,190	(10)	-	-	(10)
Issuance of stock through: ESPP	3,509	14	-	-	14
Share-based compensation	-	249	-	-	249
Net income (loss)	-	-	(554)	-	(554)
Other comprehensive income (loss)	-	-	-	(265)	(265)
Balance at March 31, 2020	8,221,447	$19,001	$1,954	$9	$20,964
Repurchased shares	-	-			-
Stock awards issued, net of tax withheld	169,496	(163)	-	-	(163)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	481	-	-	481
Net income (loss)	-	-	(1,057)	-	(1,057)
Other comprehensive income (loss)	-	-	-	85	85
Balance at June 30, 2020	8,390,943	19,319	897	94	20,310
Repurchased shares	-	-			-
Stock awards issued, net of tax withheld	4,657	15	-	-	15
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	366	-	-	366
Net income (loss)	-	-	(707)	-	(707)
Other comprehensive income (loss)	-	-	-	482	482
Balance at September 30, 2020	8,395,600	19,700	190	576	20,466

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,318)	$(691)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	620	672
Gain on sale of assets	-	(60)
Equipment transferred to cost of goods sold	186	37
Share-based compensation	1,096	911
Net change in:
Trade accounts receivable	18	1,295
Inventories	11	(311)
Other current assets	(140)	27
Accounts payable and accrued liabilities	477	(2,484)
Deferred revenue	(352)	163
Other long-term liabilities	(1,014)	(311)
Deposits and other long-term assets	1,074	33
Net cash provided by (used in) operating activities	(342)	(719)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(654)	(456)
Net proceeds from sale of assets	-	60
Cash provided by (used in) investing activities	(654)	(396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments
for shares withheld to cover tax	(144)	(211)
Repurchase of common stock	-	(1,465)
Cash provided by (used in) financing activities	(144)	(1,676)
Increase (decrease) in cash and cash equivalents	(1,140)	(2,791)

Effects of exchange rate changes on cash	186	(374)
Cash and cash equivalents at beginning of period	13,936	18,343
Cash and cash equivalents at end of period	$12,982	$15,178

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$338	$178

See notes to consolidated financial statements

DATA I/O CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of September 30, 2020 and September 30, 2019 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2019.

After a weak first half of 2020, business started to recover from COVID-19 related country and customer business shutdowns.  In response to suddenly changing business conditions, we had scaled back planned investments and reduced our current spending.  Despite the spending reductions, we continue to invest with a long-term focus towards expanding our markets and creating unique value for our customers. This is true for both our traditional core business as well as the emerging security deployment business. During Q3, we continued this course of response and actions. Our facilities and operations in the different countries adapted to the local conditions and restrictions. We have, and are, taking advantage of government programs to assist during the pandemic to the extent we are qualified to participate. We have adapted to COVID by embracing virtual and remote operations for our employees, sales, and service and avoid travel and non-social distanced interactions.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year. During 2020 and 2019, the impact of capitalization of incremental costs for obtaining contracts was immaterial. We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

The following table represents our revenues by major categories:

	Three Months Ended			Nine Months Ended
Net sales by type	September 30, 2020	Change	September 30, 2019	September 30, 2020	Change	September 30, 2019
(in thousands)
Equipment	$3,861	146.4%	$1,567	$8,924	1.2%	$8,815
Adapter	1,246	(7.2%)	1,342	3,915	(7.3%)	4,223
Software and Maintenance	840	(6.6%)	899	2,548	(4.3%)	2,662
Total	$5,947	56.2%	$3,808	$15,387	(2.0%)	$15,700

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

Recently Adopted Accounting Pronouncements

None.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:

	September 30, 2020	December 31, 2019
(in thousands)
Raw material	$2,659	$2,416
Work-in-process	1,712	1,832
Finished goods	689	772
Inventories	$5,060	$5,020

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	September 30, 2020	December 31, 2019
(in thousands)
Leasehold improvements	$403	$395
Equipment	5,832	5,606
Sales demonstration equipment	847	778
	7,082	6,779
Less accumulated depreciation	5,566	5,111
Property and equipment, net	$1,516	$1,668

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	September 30, 2020	December 31, 2019
(in thousands)
Lease liability - short term	$716	$678
Product warranty	367	367
Sales return reserve	82	77
Other taxes	101	126
Other	44	124
Other accrued liabilities	$1,310	$1,372

The changes in our product warranty liability for the nine months ending September 30, 2020 are as follows:

September 30, 2020
(in thousands)
Liability, beginning balance	$367
Net expenses	549
Warranty claims	(549)
Accrual revisions	-
Liability, ending balance	$367

NOTE 5 – LEASES

Our leasing arrangements are primarily for facility leases we use to conduct our operations. The following table presents our future lease payments for long-term operating leases as of September 30, 2020:

Operating Lease Commitments
(in thousands)
2020 (remaining)	$196
2021	734
2022	328
2023	98
2024	86
Thereafter	148
Total	$1,590
Less Imputed interest	(207)
Total operating lease liabilities	$1,383

Cash paid for operating lease liabilities for the three and nine months ended September 30, 2020 was $194,000 and $568,000, respectively. There was one new lease during the nine months ended September 30, 2020 included in the lease liability for approximately $15,000 relating to a new three automobile lease.

The following table presents supplemental balance sheet information related to leases:

	Balance at September 30, 2020	Balance at December 31, 2019
(in thousands)
Right-of-use assets (Long-term other assets)	$1,163	$1,574
Lease liability-short term (Other accrued liabilities)	$716	678
Lease liability-long term (Long-term other payables)	$667	1,178

At September 30, 2020, the weighted average remaining lease term is 2.84 years and the weighted average discount rate used is 5%.

The components of our lease expense for the three and nine months ended September 30, 2020 include operating lease costs were $168,000 and $494,000, respectively, and short-term lease costs of $9,000 and $26,000, respectively.

The components of our lease expense for the three and nine months ended September 30, 2019 include operating lease costs were $213,000 and $486,000, respectively, and short-term lease costs of $5,000 and $15,000, respectively.

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

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At September 30, 2020, the purchase commitments and other obligations totaled $1.2 million of which all but $230,000 are expected to be paid over the next twelve months.

NOTE 7 – CONTINGENCIES

As of September 30, 2020, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
(in thousands except per share data)
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$(707)	$(844)	$(2,318)	$(691)

Denominator for basic earnings (loss) per share:
Weighted-average shares	8,394	8,217	8,305	8,259

Employee stock options and awards	69	25	57	71

Denominator for diluted earnings (loss) per share:
Adjusted weighted-average shares & assumed conversions of stock options	8,463	8,242	8,362	8,330

Basic and diluted earnings (loss) per share:
Total basic earnings (loss) per share	$(0.09)	$(0.10)	$(0.28)	$(0.08)
Total diluted earnings (loss) per share	$(0.09)	$(0.10)	$(0.28)	$(0.08)

Weighted average options to purchase 25,000 shares for both the three and nine month periods ending September 30, 2020 and weighted average options to purchase 31,063 and 30,518 shares for the three and nine months ending September 30, 2019, respectively, were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 9 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method. For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and nine months ended September 30, 2020 and 2019, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
(in thousands)
Cost of goods sold	$12	$6	$33	$22
Research and development	87	61	283	227
Selling, general and administrative	267	193	780	662
Total share-based compensation	$366	$260	$1,096	$911

Equity awards granted during the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Restricted Stock Units	-	-	376,200	276,700
Stock Options	-	-	-	25,000

Non-employee directors Restricted Stock Units (“RSUs”) vest over one year and options vest over three years and have a six-year exercise period. Employee RSUs typically vest over four years and employee Non-Qualified stock options typically vest quarterly over 4 years and have a six-year exercise period.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at September 30, 2020 are:

September 30, 2020

Unamortized future equity compensation expense (in thousands)	$2,413
Remaining weighted average amortization period (in years)	2.46

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements herein regarding economic outlook, impact of novel coronavirus or COVID-19; industry prospects and trends; expected business recovery; industry partnerships; future results of operations or financial position; future spending; breakeven revenue point; expected market decline bottom or growth; market acceptance of our newly introduced or upgraded products or services; the sufficiency of our cash to fund future operations and capital requirements; development, introduction and shipment of new products or services; changing foreign operations; trade issues and tariffs; expected inventory levels; expectations for unsupported platform or product versions and related inventory and other charges; and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report.  The Reader should not place undue reliance on these forward-looking statements.  The discussions above and in the section in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in our Annual report on Form 10-K for the year ended December 31, 2019, describe some, but not all, of the factors that could cause these differences.

OVERVIEW

After a weak first half of 2020, business started to recover from COVID-19 related country and customer business shutdowns.  In response to suddenly changing business conditions, we had scaled back planned investments and reduced our current spending.  Despite the spending reductions, we continue to invest with a long-term focus towards expanding our markets and creating unique value for our customers. This is true for both our traditional core business as well as the emerging security deployment business. During Q3, we continued this course of response and actions. Our facilities and operations in the different countries adapted to the local conditions and restrictions. We have and are taking advantage of government programs to assist during the pandemic to the extent we are qualified to participate. We have adapted to embrace virtual and remote operations for our employees, sales, and service and avoid travel and non-social distanced interactions.

Our short-term challenge continues to be operating in a cyclical, COVID-19 impacted, and rapidly evolving industry environment.  During the first three quarters of 2020, Q2 was the business level bottom for our automotive electronics business, which improved in Q3. We must balance industry changes, industry partnerships, new technologies, business geography shifts, travel and customer restrictions, customer shut downs, exchange rate volatility, trade issues and tariffs, coronavirus impacts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.  We continue to manage our costs carefully and execute strategies for cash preservation, protecting our employee base and cost reductions. Many of our employees worked remotely from home, with the essential production and process workers onsite as part of our essential operations.

We are focusing our research and development efforts in our strategic growth markets, namely automotive electronics and IoT new programming technologies, secure supply chain solutions, automated programming systems and their enhancements for the manufacturing environment and software. We are continuing to develop technology to securely provision new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers. In Q3, we released updated SentriX hardware and tools which simplify the customer acquisition process, and reduce dependency on third party suppliers. We also upgraded SentriX systems in the field to this new architecture. We plan to deliver new programming technology and automated handling systems for managed and secure programming in the manufacturing environment.  We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including various configurations of NAND Flash, e-MMC, UFS and microcontrollers on our newer products.

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

As a global company with 92% of our 2019 sales in international markets, we have been and expect to continue to be significantly impacted by the COVID-19 pandemic, which started to impact us first in China and has since spread to Asia, USA, Europe and all other markets we serve.  During Q3 we have seen that our China operations have resumed onsite quasi-normal activities. Automotive facilities that had largely shut down in Q2 were operating and ramping to more normal production. Our European operations opened up for travel and limited customer site visits for technical support. Our Americas operations continue to be relatively restricted as local areas begin opening but international travel is very restricted or generally banned. Although our facilities in Shanghai, Redmond and Germany are currently operating in pandemic related restricted ways, we believe that our classification as essential by certain U.S. customer groups has and will continue to keep operations open.  We source other components from China and other countries that are used to manufacture our equipment in China and in our Redmond, Washington facility and these components may not be readily available or subject to unpredictable delays.  Many of our employees and executives are working from home and we are limiting visitors to our facilities as the pandemic continues.  All of our facilities are subject to restrictions and closure by governmental entities. The pandemic has and may continue to impact our revenues, our ability to obtain key components and to manufacture our products, as well as sell, install and support our products around the world. We expect to continue to be impacted and respond to customer site restrictions on sales and service visits, travel restrictions, closed borders, cancelled trade shows and industry gatherings, and modifications in our operations to allow social distancing. See also the detailed discussion of the impacts of the coronavirus COVID-19 on our business and markets in Item 1A, Risk Factors in our annual report on Form 10-K. The pandemic could have the effect of heightening many of the other risks described in it. Annual projections on spending, growth, mix, and profitability have been and are likely to be further revised substantially as new information is obtained.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year. During 2020 and 2019, the impact of capitalization of incremental costs for obtaining contracts was immaterial. We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

RESULTS OF OPERATIONS:

NET SALES

	Three Months Ended			Nine Months Ended
Net sales by product line	September 30, 2020	Change	September 30, 2019	September 30, 2020	Change	September 30,2019
(in thousands)
Automated programming systems	$4,736	83.1%	$2,587	$11,685	(3.0%)	$12,041
Non-automated programming systems	1,211	(0.8%)	1,221	3,702	1.2%	3,659
Total programming systems	$5,947	56.2%	$3,808	$15,387	(2.0%)	$15,700

	Three Months Ended			Nine Months Ended
Net sales by location	September 30, 2020	Change	September 30, 2019	September 30, 2020	Change	September 30, 2019
(in thousands)
United States	$445	14.4%	$389	$1,007	(25.7%)	$1,355
% of total	7.5%		10.2%	6.5%		8.6%

International	$5,502	60.9%	$3,419	$14,380	0.2%	$14,345
% of total	92.5%		89.8%	93.5%		91.4%

	Three Months Ended			Nine Months Ended
Net sales by type	September 30, 2020	Change	September 30, 2019	September 30, 2020	Change	September 30, 2019
(in thousands)
Equipment sales	$3,861	146.4%	$1,567	$8,924	1.2%	$8,815
Adapter sales	1,246	(7.2%)	1,342	3,915	(7.3%)	4,223
Software and maintenance	840	(6.6%)	899	2,548	(4.3%)	2,662
Total programming systems	$5,947	56.2%	$3,808	$15,387	(2.0%)	$15,700

Net sales in the third quarter of 2020 were $5.9 million, as compared with $3.8 million in the prior year period and $4.7 million in the second quarter of 2020. Third quarter 2020 booking were $5.6 million, as compared with $4.3 million in the prior year period and $5.0 million in second quarter of 2020.

On a geographic basis, international sales represented approximately 92.5% of total net sales for the third quarter of 2020 compared with 89.8% in the prior year period. Total capital equipment sales were 65% of revenues, adapters were 21% and software and maintenance revenues were 14% of revenues respectively in the third quarter of 2020 compared with 41% and 35% and 24% respectively for the third quarter of 2019.

Our turnaround in financial performance in the third quarter of 2020 is bolstered by what appears to be a bottoming out of our primary addressable market for automotive electronics in the second quarter. We are keeping a close watch on the so called COVID ‘second wave’. Europe’s ‘second wave” policy response currently is primarily various forms of ‘lockdowns’.

Net sales for the first nine months of 2020 were $15.4 million, as compared with $15.7 million in the same period in 2019 and declined primarily due to COVID related impacts, especially on the automotive electronics market.

GROSS MARGIN

	Three Months Ended			Nine Months Ended
	September 30, 2020	Change	September 30, 2019	September 30, 2020	Change	September 30, 2019
(in thousands)
Gross margin	$3,277	63.7%	$2,002	$8,500	(8.3%)	$9,270
Percentage of net sales	55.1%		52.6%	55.2%		59.0%

Gross margin as a percentage of sales in the third quarter of 2020 was 55.1% as compared to 52.6% in the same period last year. The 2020 third quarter gross margin was primarily impacted by fixed costs being spread over higher revenue as compared to prior periods, and a favorable channel and revenue mix as compared to the second quarter of 2020.

Gross margin as a percentage of sales for the first nine months of 2020 was 55.2% as compared to 59.0% in the same period last year. Gross margin for the first nine months of 2020 was primarily impacted by lower revenues and unfavorable currency fluctuations.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Nine Months Ended
	September 30, 2020	Change	September 30, 2019	September 30, 2020	Change	September 30, 2019
(in thousands)
Research and development	$1,567	4.0%	$1,507	$4,763	(2.2%)	$4,868
Percentage of net sales	26.3%		39.6%	31.0%		31.0%

Research and development (“R&D”) expenses were slightly higher in the third quarter of 2020 and slightly lower for the nine months ending September 30, 2020 due to expense management and planned increases in engineering spending and relates to continued advancements in our technology solutions.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Nine Months Ended
	September 30, 2020	Change	September 30, 2019	September 30, 2020	Change	September 30, 2019
(in thousands)
Selling, general & administrative	$1,810	17.9%	$1,535	$5,324	(0.3%)	$5,338
Percentage of net sales	30.4%		40.3%	34.6%		34.0%

Selling, General and Administrative (“SG&A”) expenses were higher in the third quarter of 2020 compared to the same period in 2019 primarily due to increases relating to higher stock-based compensation, contractor costs and business-level variable expenses such as higher sales commissions related to channel mix and volume. Partially offsetting these were certain reductions in work hours, pay cuts and various government assistance programs taken in response to COVID-19 which impacted a portion of our third quarter 2020 results as this flowed into the period from actions taken in the second quarter.  Also, due to COVID-19 limitations, we continued to reduce travel, trade show and other promotional activities.

INTEREST

	Three Months Ended			Nine Months Ended
	September 30, 2020	Change	September 30, 2019	September 30, 2020	Change	September 30, 2019
(in thousands)
Interest income	$4	(84.0%)	$25	$13	(72.3%)	$47

Interest income was lower in the third quarter and year to date 2020 compared to the same periods in 2019 primarily due to lower invested funds and lower interest rates.

INCOME TAXES

	Three Months Ended			Nine Months Ended
	September 30, 2020	Change	September 30, 2019	September 30, 2020	Change	September 30, 2019
(in thousands)
Income tax benefit (expense)	$(340)	518.2%	$(55)	$(442)	750.0%	$(52)

Income tax for both the third quarter of 2020 and the same period in 2019, primarily related to foreign and state taxes. In addition to the US domestic benefit realized from converting remaining sequestered AMT credits, that had a full valuation allowance on such credits, into a receivable of approximately $42,000, resulting from IRS rule changes allowing the release of previously sequestered AMT credits.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes. We have a valuation allowance of $8.3 million as of September 30, 2020. As of September 30 for both 2020 and 2019, our deferred tax assets and valuation allowance have been reduced by approximately $370,000 and $335,000, respectively, associated with the requirements of accounting for uncertain tax positions. Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance. The CARES Act, initiated in Q1 2020, accelerated the AMT credit refund of $640,000 to be a current asset instead of non-current.

Due to repatriations of cash from China and Canada, we were required to pay $260,000 in withholding tax during 2020, as compared with no withholding tax during 2019. Movements of cash that generate local country withholding taxes will be expected to be a current tax expense that will create additional deferred tax assets that will create additional tax valuation allowances.
Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2020	Change	December 31, 2019
(in thousands)
Working capital	$18,273	$(224)	$18,497

At September 30, 2020, our principal sources of liquidity consisted of existing cash and cash equivalents. Cash decreased $954,000 from December 31, 2019 primarily funding current year net loss and prepaid items, offset, in part, by collections on accounts receivables.

Net working capital at the end of the third quarter was $18.3 million, down slightly from $18.5 million at December 31, 2019. The CARES Act acceleration of the AMT credit refund to current assets, offset some of the other declines in current assets. The company continues to have no debt.

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

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period. We may require additional cash at the U.S. headquarters, which could cause potential repatriation of cash that is held in our foreign subsidiaries. We have liquidated our subsidiary in Canada and repatriated its cash. For any repatriation, there may be tax and other impediments to any repatriation actions. As many repatriations typically have associated withholding taxes, those withheld will be a current tax without generating a current or deferred tax benefit. Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek possible additional financing.

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted in the accompanying consolidated financial statements in Note 5, “Operating Lease Commitments” and Note 6, “Other Commitments”, we have no off-balance sheet arrangements.

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURES

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) was ($197,000) in the third quarter of 2020, compared to EBITDA of ($566,000) in the third quarter of 2019.  Adjusted EBITDA, excluding equity compensation (a non-cash item), was $169,000 in the third quarter of 2020, compared to adjusted EBITDA of ($306,000) in the third quarter of 2019.

Earnings before interest, taxes, depreciation and amortization (“EBITDA”) was ($1,269,000) in the nine months ended September 30, 2020 compared to EBITDA of ($14,000) in the same period of 2019.  Adjusted EBITDA, excluding equity compensation (a non-cash item), was ($173,000) in the nine months ended September 30, 2020, compared to $897,000 in the same period of 2019.

Non-GAAP financial measures, such as EBITDA and adjusted EBITDA, should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding the Company’s results and facilitate the comparison of results.

A reconciliation of net income to EBITDA and adjusted EBITDA follows:

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURE RECONCILIATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(in thousands)
Net Income (loss)	$(707)	$(844)	$(2,318)	$(691)
Interest (income)	(4)	(25)	(13)	(47)
Taxes	340	55	442	52
Depreciation & amortization	174	248	620	672
EBITDA earnings (loss)	$(197)	$(566)	$(1,269)	$(14)

Equity compensation	366	260	1,096	911
Adjusted EBITDA earnings (loss),
excluding equity compensation	$169	$(306)	$(173)	$897

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

PART II - OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2020, we were not a party to any material pending legal proceedings.

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

DATED: November 12, 2020

DATA I/O CORPORATION
(REGISTRANT)

By: //S//Anthony Ambrose
Anthony Ambrose
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By: //S//Joel S. Hatlen
Joel S. Hatlen
Vice President and Chief Operating and Financial Officer
Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)