Form 10-K
period 2020-12-31
DATA I/O CORP
filed 2021-03-26
CIK 351998

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Non-accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant as of June 30, 2020:
$27,952,330

Shares of Common Stock, no par value, outstanding as of March 22, 2021:

8,421,599

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its May 20, 2021 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

DATA I/O CORPORATION

FORM 10-K
For the Fiscal Year Ended December 31, 2020

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

General

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) is a global market leader for advanced programming, security deployment, security provisioning and associated Intellectual Property (“IP”) protection and management solutions used in electronics manufacturing with flash memory, microcontrollers, and flash memory-based intelligent devices as well as secure element devices, authentication devices and secure microcontrollers. We collectively refer to IP protection, security provisioning of devices, provisioning of security into devices, and related services such as cloud onboarding and device and provisioning documentation management as “security deployment”. Data I/O® designs, manufactures and sells programming and security deployment systems and services for electronic device manufacturers, specifically targeting high-growth areas such as high-volume users of flash memory and flash memory-based microcontrollers. Most electronic products today incorporate a number of programmable semiconductor devices that contain data, operating instructions and security credentials essential for the proper operation of the product and more and more products require security deployment.

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

COVID-19

In 2020, we had to react to the global COVID-19 pandemic. COVID-19 has impacted all aspects of our business, from customer demand, to supply chain integrity, employee safety, business processes, and financial management. As a global company, we had to manage each of these while working within the guidelines of local and national policy in the U.S., China and Germany. Our philosophy at the start of the outbreak was simple:

1.
Keep our people and their families safe;
2.
Keep our facilities safe and operational while we serve our customers as an essential business; and
3.
Preserve cash.

We have managed this issue successfully to date, with no known employee transmissions in the workplace and significant preservation of our cash and working capital throughout the year. Our resilient supply chain model kept our facilities in Shanghai, China and Redmond, Washington open, and serving customers globally. We supported customers rapidly transitioning to medical device support. We did this while facing unique international travel restrictions, shipping delays, and inability to meet with customers in person. All the while we preserved and slightly grew our cash balances, while moving more cash to the U.S.

COVID-19 has continued to impact our demand, particularly capacity related, evidenced by many automotive and other plant shut downs in the second quarter, their re-openings and now, in a believed ripple effect, the impact of chip shortages on their production plans. This appears to be a short-term issue and the outlook for automotive electronics remains strong for a decade. Waves of COVID-19 infection rates have kept or re-imposed revised travel restrictions. Customers largely have not permitted in-person sales and other visits. Converting these interactions to remote and virtual means has meant new processes and technology usage.

In production, in addition to adding protective health measures for our employees, we have focused on supply chain resilience and duplicating production capability for some products in both our Shanghai, China and Redmond, USA facilities. We implemented additional supplier financial and other monitoring, as well as adding additional local suppliers and increasing inventory stock levels of key parts. Other than production employees who necessarily are onsite, most Redmond employees are working remotely with some flexibility to be onsite and this is expected to continue until COVID-19 risks are reduced by vaccination coverage.

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

Some of our automated programming systems integrate data programming, automated handling functions and/or security deployment into a single product solution. During 2020, we continued to simplify and integrate security deployment into some of our solutions. Quality and security-conscious customers, particularly those in high-volume manufacturing and programming, drive this portion of our business.

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

Our programming solutions include a broad range of products, systems, modules and accessories, grouped into two general categories: automated programming systems and manual programming systems. We provide two categories of automated programming systems: off-line and in-line. Our PSV family of automated programming systems delivers a broad range of programming capacity and capability to the marketplace. Our recently announced PSV2800 Automated Programming System focuses on dedicated high-volume manufacturing in a lower cost platform. Our PSV7000 Automated Programming System continues to be well adopted in the marketplace, in particular for automotive electronics customers and as a base for security deployment upgrades. Our PSV5000 automated programming system combines mid-range capacity and flexibility with competitive pricing. Our PSV3000 Automated Programming System, developed for the Asian automation market, is a lower cost platform for basic programming needs. Our PSV family of handlers has won multiple industry awards for technical excellence and innovation. In 2018 our Lumen®X programmer won five industry awards for Universal Flash Storage (“UFS”) support.  Our ConneX® software won the 2017 Circuits Assembly NPI Award, the EM Asia Innovation Award and the SMT China Vision Award.  Our SentriX® security provisioning system won the Global Technology Award at Productronica and the Embedded Award for Innovation at the Embedded World show. Our Job Composer software for LumenX won the Circuits Assembly NPI Award in January 2019 and January 2020. In October 2019 our Job Composer software won the Mexico Technology Award for Device Programming and in November 2019, our PSV2800 won the Global Technology Award at Productronica and in February 2020, the Circuits Assembly NPI Award. In January 2019 and February 2020, Data I/O won the Circuits Assembly Service Excellence Award.

Our automated systems have list selling prices ranging from $75,000 to $615,000 and our manual systems have list selling prices ranging from $10,000 to $35,000. Our security deployment system, SentriX®, is currently offered for security provisioning on a pay per part use basis along with related fees.

Data I/O programming technology is integrated with the PSV family to create highly-flexible systems that deliver outstanding performance with low total cost of ownership. The LumenX programming engine is the fastest solution available for eMMC and UFS programming of large NAND FLASH. Increasing memory densities and the need for faster data interfaces are resulting in an expected transition to the use of UFS devices. LumenX is available on our PSV7000 and PSV5000 and as a standalone manual programmer. FlashCORE™, and our universal job setup tool, Tasklink™ for Windows®, are available in each family of our automated programming systems and in FlashPAK™, our manual programming system. The SentriX security system adds security deployment capability to our data programming system. SentriX allows customers of any size and demand-profile to securely add keys, certificates, and other security information to specialized regions of authentication integrated circuits ("ICs”), secure elements and secure microcontrollers. We provide device support and service on all of our products. Device support is a critical aspect of our business and consists of writing software algorithms for devices and developing socket adapters to hold and connect to the device for programming.

Our products have both an upfront solution sale and recurring revenue elements. Adapters are a consumable item and software and maintenance are typically recurring under subscription contracts. Our SentriX system revenue typically comes from per part use fees, set-up or minimum quarterly fees, consumables, non-recurring engineering fees, service fees and the sale of equipment related to SentriX.

Sales Percentage of Total Sales Breakdown by Type
Sales Type	2020	2019	Drivers
Equipment Sales	56%	58%	Capacity, Process improvement, Technology
Adapter Sales	28%	26%	Capacity utilization, New customer products
Software and Maintenance Sales	16%	16%	Installed base, Added capabilities
Total	100%	100%

The table below presents our main products and the key features that benefit our customers:

Products	Key Features	Customer Benefits
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
●
Supports UFS, microcontrollers, Serial FLASH and other device types
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

Customers/Markets

We sell our solutions to customers worldwide, many of whom are world-class manufacturers of electronic devices used in a broad range of industries, as described in the following table:

	OEMs		EMS	Programming Centers
	Automotive Electronics	IoT, Industrial, Consumer Electronics, including Wireless	Contract Manufacturers
Notable end customers	Borg Warner, Bosch, Alpine, Visteon, Kostal, Harman Becker, Denso, Continental, Panasonic, Magna, Marelli	LG, TCL, Siemens, Danfoss, Philips, Schneider, Endress+Hauser, Insta, Microsoft, Sony, Amazon, UTEC	Pegatron, Flextronics, Jabil, Wistron, Sanmina SCI, Foxconn, Leesys, Calcomp	Arrow, Avnet, BTV, CPS, EPS, Elsil, Elmitech, Noa Leading
Business drivers	Infotainment, Advanced Driver Assist (ADAS), Electrification, Connectivity and Security	Higher functionality driven by increasing electronic content. Shift from analog to connected intelligent devices, security	Production contract wins	Value-added services, logistics, security
Programming equipment drivers	Growing Electronic Content, Global Support, Resilient Supply Chains, new product rollouts, growing file sizes, quality control and traceability, security	Growing Electronic Content, need for IP protection. Process improvement and simplification as well as new product rollouts, memory and new technology, security	New contracts from OEMs, programming solutions specified by OEMs	Capacity utilization of their installed base of equipment, small parts handling, security
Buying criteria	Quality, reliability, configuration control, traceability, global support, IP protection, security	Quality, reliability, configuration control, traceability, global support, IP protection, Security.	Lowest equipment procurement cost, global support	Flexibility, lowest life-cycle cost-per programmed-part, low changeover time; use of multiple vendors provides negotiating leverage, device support availability
Security Deployment	End customer focus	End customer focus	End customer and partner Focus	Current partner focus of our SentriX deployments

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

Growth drivers for automotive electronics
●
Consumers desire advanced car features requiring higher levels of sophistication, including autonomous cars, infotainment options (audio, radio, dashboard displays, navigation), ADAS, wireless connectivity and electrification
●
Proliferation of programmable microcontrollers to support the next-generation electronic car systems
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
●
Securely controlling groups of connected devices through a secure supply chain and lifecycle firmware integrity management
●
Adding intelligence and processing into devices
●
Connecting previously unconnected devices to networks and the internet (such as smart home, including intelligent thermostats and lighting)
●
Emergence of new devices and applications (such as health and wellness wearable devices and applications)

All of the above growth drivers are long term and are likely to be adversely impacted, at least temporarily, due to the global pandemic of COVID-19 in our markets. Annual projections on spending, growth, mix, and profitability are likely to be revised substantially as new information is obtained.

Diversification of accounts receivable and net sales

During 2020, we sold products to approximately 200 customers throughout the world.

The following represented greater than 10% of net sales for the applicable year

Percentage of Net Sales	2020	2019	2018

Number of customers	1	1	2

Approximate percentage of net sales	12%	11%	29%

Percentage of each	12%	11%	16%
Percentage of each	n/a	n/a	13%

The following represented greater than 10% of our consolidated accounts receivable for the applicable year:

Percentage of Consolidated Accounts Receivable	2020	2019	2018

Number of customers	3	2	3

Approximate percentage of consolidated accounts receivable balance	41%	32%	35%

Percentage of each	17%	17%	12%
Percentage of each	12%	15%	12%
Percentage of each	12%	n/a	11%

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

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives and direct telesales. Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by us. Net sales in the U.S. for 2020, 2019 and 2018 were (in millions) $1.5, $1.7 and $3.4, respectively. Some of our customers’ orders delivered internationally are heavily influenced by U.S. sales-based efforts.

International Sales

International sales represented approximately 93%, 92% and 88% of net sales in 2020, 2019 and 2018, respectively. We make foreign sales through our wholly-owned subsidiaries in Germany and China, as well as through independent distributors and sales representatives operating in 45 countries. Our independent foreign distributors purchase our products for resale and we generally recognize the sale at the time of shipment to the distributor. As with U.S. sales representatives, sales made by international sales representatives are on an agency basis, with sales made directly to the customer by us.

Net international sales for 2020, 2019 and 2018 were (in millions) $18.8, $19.8 and $25.8, respectively. We determine international sales by the international geographic destination into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers. International sales do not include transfers between Data I/O and our foreign subsidiaries. Export sales are subject to U.S. Department of Commerce regulations. We have not, however, experienced difficulties to date as a result of these requirements. Our products typically do not require export licenses. We have not made sales to Iran or any Iranian governmental entities or any other blacklisted companies or countries.

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

Manufacturing, Raw Materials and Backlog

We strive to manufacture and provide the best solutions for advanced programming. We primarily assemble and test our products at our principal facilities in Redmond, Washington and Shanghai, China. Both of these locations are ISO 9001:2015 certified. We outsource our circuit board manufacturing and fabrication. As a resilient supply chain strategy, we manufacture various products in both of our production facilities. This strategy allows opportunity to mitigate some of the risks of having only one location, as well as enabling tariff and tax optimization strategies. We use a combination of standard components and fabricated parts manufactured to our specifications. Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer and security deployment subassemblies, custom integrated circuits, hybrid circuits and connectors, are purchased from single sources. We believe that additional sources can be developed for present single-source components without significant difficulties. We cannot be sure that single-source components will always continue to be readily available. If we cannot develop alternative sources for these components, or if we experience deterioration in relationships with these suppliers, there may be price increases, minimum order quantities, end of life purchase requirements, costs associated with integrating alternatively sourced parts, and delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty, except for contracts calling for custom configuration. To date, such cancellations have not had a material effect on our sales volume. To meet customers’ delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders. Most orders are scheduled for delivery within 1 to 90 days after receipt of the order. Our backlog of pending orders was approximately (in millions) $3.9, $2.9 and $1.9 as of December 31, 2020, 2019 and 2018, respectively. The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

Research and Development

We believe that continued investment in research and development is critical to our future success. We continue to develop new technologies and products and enhance existing products. Future growth is, to a large extent, dependent upon the timely development and introduction of new products, as well as the development of technology and algorithms to support the latest programmable devices. Where possible, we may pursue partnerships and other strategic relationships to add new products, capabilities and services, particularly in security deployment. We are currently focusing our research and development efforts on strategic growth markets, including automotive electronics, IoT and security deployment. We are continuing to develop technology for security deployment to program new categories of semiconductors, including Secure Elements, TPMs, Authentication Chips, and Secure Microcontrollers. We plan to deliver new programming technology, automated handling systems and enhancements for security deployment in the manufacturing environment. We also continue to focus on increasing our capacity and responsiveness for new device support requests from customers and programmable integrated circuit manufacturers by revising and enhancing our internal processes and tools. Our research and development efforts have resulted in the release of significant new products and product enhancements over the past several years.

During 2020, 2019 and 2018, we made expenditures for research and development of (in millions) $6.4, $6.5 and $7.4, respectively, representing 31%, 29.9% and 25.2% of net sales, respectively. Research and development costs are generally expensed as incurred.

Patents, Copyrights, Trademarks and Licenses

We rely on a combination of patents, copyrights, trade secrets and trademarks to protect our IP, as well as product development and marketing skill to establish and protect our market position. We continue to apply for and add new patents to our patent portfolio as we develop strategic new technologies.

We attempt to protect our rights in proprietary systems (architecture, implementations, software), including the SentriX Security Deployment System. We attempt to protect our software, including Lumen®X software, Flashcore software, TaskLink software, ConneX smart programming software and other software products, by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in our licenses, and by requiring our employees to execute non-disclosure agreements. Our software products are not typically sold separately from sales of programming systems. However, when we sell software separately, we recognize revenue upon the transfer of control of the software, which is generally upon shipment, provided that only inconsequential performance obligations remain on our part and substantive acceptance conditions, if any, have been met.

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, portions of our products might infringe upon existing patents or copyrights, and we may be required to obtain licenses or discontinue the use of the infringing technology. We believe that any exposure we may have regarding possible infringement claims is a reasonable business risk similar to that assumed by other companies in the electronic equipment and software industries. However, any claim of infringement, with or without merit, could be costly and a diversion of management’s attention, and an adverse determination could adversely affect our reputation, preclude us from offering certain products, and subject us to substantial liability. As of December 31, 2020, there were no pending actions regarding infringement claims.

Employees

As of December 31, 2020, we had a total of 96 employees, of which 46 were located outside the U.S. and 8 of which were part time. We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand and for special projects. Many of our employees are highly skilled, trained and experienced in specialized areas and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry. None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable. In foreign countries we have employment agreements or, in China, the Shanghai Foreign Services Co., Ltd. (“FSCO”) labor agreement.

When hiring and retaining talent, we create specialized knowledge that is difficult to replace short term. During COVID-19, we specifically avoided layoffs and other short-term measures to retain specialized skills and advance our research and development efforts while some other competitors were forced to reduce their research and development efforts.

Environmental Compliance

Data I/O is a leader in ESG in the programming industry. We are the only supplier with a published conflict mineral policy, and public company governance. To our knowledge, we are the only programming industry supplier with a diverse Board of Directors. Our facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment.
Data I/O is committed to all of the responsibilities associated with modern age ESG. The Company’s key pillars for ESG support a framework for sustainable growth and include Leadership & Governance, Environment, Innovation, Human Capital, Social Capital, and Financial Excellence. Initiatives within these areas apply to the company’s daily global operations as well as within its supply chains.
In addition to this commitment, the company has a track record of meeting its regulatory obligations, being a solid corporate citizen, delivering superior value to its customers and partners, and demonstrating enduring corporate stewardship while consistently returning capital to shareholders.
As the largest and only publicly traded company in its sector, Data I/O has led its industry in disclosing significant operational and financial information. The Company's Board currently includes Data I/O's CEO and four Independent Directors.  It is diverse in gender, education, professional experience and differences in viewpoints and skills. Data I/O believes it was the first [and remains the only] in its industry to adopt a conflict minerals policy. Through its continuous improvement practices and our operations focus on assembly and test with no fabrication, the company consumes relatively little energy, has minimal or no emissions or pollutants to air and wastewater, and complies with workplace labor, safety and business practices on 3 continents.
Data I/O is also committed to giving back to our local communities through volunteer and internship programs. The Company provides employees time-off to volunteer and also coordinates group projects. In addition, the Company provides internships to local high school and college students through STEM and technical colleges.

Compliance with environmental laws has not had, nor is it expected to have, a material effect on our capital expenditures, financial position, results of operations or competitive position.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 22, 2021:

Name	Age	Position

Anthony Ambrose	59	President and Chief Executive Officer

Joel S. Hatlen	62	Vice President, Chief Operating and Financial Officer, Secretary and Treasurer
Rajeev Gulati	57	Chief Technology Officer, Vice President of Engineering
Michael Tidwell	52	Vice President Marketing and Business Development

Anthony Ambrose, age 59, joined Data I/O October 25, 2012 and is our President and Chief Executive Officer (“CEO”), and a member of the Board of Directors.  Prior to Data I/O, Mr. Ambrose was Owner and Principal of Cedar Mill Partners, LLC, a strategy consulting firm since 2011.  From 2007 to 2011, he was Vice President and General Manager at RadiSys Corporation, a leading provider of embedded wireless infrastructure solutions, where he led all product divisions and worldwide engineering.  Until 2007, he was general manager and held several other progressively responsible positions at Intel Corporation, where he led development and marketing of standards-based telecommunications platforms, and grew the industry standard server business to over $1B in revenues.  He is Chair of the EvergreenHealth Foundation Board of Trustees.  In 2019 he also became a board member of CipherLoc Corporation (OTCQB: CLOK). Mr. Ambrose has a Bachelor’s of Science in Engineering from Princeton University, and completed the Stanford Graduate School of Business Director Symposium.

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

As a global company with 93% of its 2020 sales in international markets, we have been and may continue to be, significantly impacted by the word wide coronavirus outbreak, which has affected all markets we serve. Thirty of our employees are based in Shanghai, China and we have a manufacturing facility there which manufactures some of our equipment and develops most of the adapters and algorithms for our equipment. Although our facilities in Shanghai, Redmond and Germany are currently operating, they could be closed for an extended period of time if the coronavirus spreads significantly. Additionally, we source other components from China and other countries that are used to manufacture our equipment in China and in our Redmond, Washington facility and these components may not be readily available. Many of our Redmond based employees and executives are working from home and we are limiting visitors to our Redmond facility. All of our facilities are subject to restrictions and closure by governmental entities. Travel restrictions have in some cases prevented and may continue to impact equipment installations, repairs and selling at customer sites. As the coronavirus continues as a pandemic, it has and may continue to impact our revenues, our ability to obtain key components and to manufacture our products, as well as sell, install and support our products around the world.

The coronavirus has and continues to impact key tradeshows and travel plans for our employees. Because of the coronavirus we are not able to visit many of our customers and prospects. Many tradeshows, marketing activities and conferences have been canceled, postponed or made virtual.

TARIFFS AND TRADE ISSUES

Changes in tariffs and trade issues may adversely affect our business, including revenues and/or gross margins.

We produce products in the United States and China. Currently, certain of our products are subject to tariffs imposed by one country on goods manufactured in the other country. This has materially impacted our gross margins negatively. There is uncertainty regarding the tariffs expected to be imposed, and any increase in tariff rates and subjecting additional items to tariffs, could impact our costs, revenues and the competitiveness of our products due to our manufacturing locations. Trade and tariff issues are creating business uncertainty and may spread to and impact other jurisdictions.

Additionally, trade tensions between the United States and China are impacting our ability to seamlessly design, build, market and sell our products. Some customers have moved production away from China, further from our facilities and engineers. We endeavor to have multi-sourced manufacturing, but this is not currently practical for all products in all locations.

Brexit has not had any significant impact on our business, however as further effects become apparent its impact on us could change.

NEW PRODUCTS OR SERVICES

We are pursuing new product or service initiatives, and business models that may develop more slowly and/or to a lesser extent than expected

In order to lead in new and potentially lucrative market opportunities, for example in security deployment of programmable devices, circuit boards and electronic systems, we are making significant investments in people, technology and business development while the market is developing and uncertain. Due to the length of time to market from design to production in security provisioning, if these markets develop more slowly than planned, or if our security deployment solutions are not widely accepted, then we may not achieve our expected return on investment in new technologies and this may significantly affect the results of our existing business.

In the security deployment area, we have introduced a new pay per use business model and service fees that may not be accepted by our customers who are accustomed to paying for capital equipment upfront, rather than paying per use charges.

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

Failure to adapt to increasing automotive electronics customer requirements may impact our competitiveness and result in a decline in sales or increased costs.

Concentration in Automotive Electronics and our orders related to automotive electronics customers has been dominant in recent years at 53% in 2020, 60% in 2019 and 60% in 2018. As we have been concentrated on automotive electronics customers, any decrease in demand from these customers (for example, many had plant shut downs during the second quarter of 2020) may materially impact our results, as it will take some time to transition our product line to other markets. Quality standards and business requirements by our automotive electronics customers, driven in turn by their automotive manufacturer customers, may demand processes, and certifications at a higher level than we currently are structured to provide. For example, although we currently meet the ISO 9001:2015 standard, new quality standards may be demanded by our customers with even more rigorous requirements. In addition, contractual provisions may expose us to greater potential liability and costs and we may be required to provide higher service levels than we currently provide. If we cannot adapt to these industry requirements or manage these contractual provisions, our business may be adversely affected.

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

We may be required to complement our skills and expertise with partners’ expertise. Some of these partners are operating with more limited capital and/or management expertise than established firms or recently acquired firms that may have different priorities. Other partners are very large companies where prioritizing work with us may be difficult in light of competing priorities. For some of our then earlier stage partners, we have obtained unique product features and capabilities in exchange for NRE payments, pre-paid royalties, marketing incentives and sales cooperation. As these unique features and capabilities are no longer available, we face more competition. If our partners are unable to develop and deliver solutions that we need to integrate into our solutions, our products might be delayed, we might have to locate alternate partners and suppliers or develop the technology ourselves, and we have been, and could be, in future arrangements still responsible for paying the costs of any related pre-paid royalties or NRE payments, and have, and might result in, write-offs of any excess equipment or inventory. In 2020, we significantly reduced our dependence on third parties for our SentriX platform.

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

Some of our sockets, parts, subassemblies and boards are currently manufactured to our specifications by third-party foreign contract manufacturers and we are sourcing certain parts or options from foreign manufacturers, particularly in China. For example, due to the coronavirus or other viruses impacting workers, suppliers or travel, we may not be able to obtain a sufficient quantity of these products if and when needed or the quality of these parts or options may not meet our standards, which may result in lost sales.

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

The coronavirus appears likely to affect economic and market conditions as it continues to spread. Our business is highly impacted by capital spending plans and other economic cycles that affect the users and manufacturers of integrated circuits. The industries are highly cyclical and are characterized by rapid technological change, short product life cycles and fluctuations in manufacturing capacity and pricing and gross margin pressures. As we experienced in this and recent prior years, our operations may in the future reflect substantial fluctuations from period-to-period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. In a difficult economic climate, it may take us longer to receive payments from our customers and some of our customers’ business may fail, resulting in non-payment. Our market growth forecasts and related business decisions may be wrong. These factors could have a material adverse effect on our business and financial condition.

Our international operations may expose us to additional risks that may adversely affect our business.

International sales represented approximately 93%, 92% and 88% of net sales in 2020, 2019 and 2018, respectively. We expect that international sales will continue to be a significant portion of our net revenue. International sales may fluctuate due to various factors, including:

●
the impact of the coronavirus or other viruses

●
fluctuations in foreign currency exchange rates because 93% of our sales are to international markets, volatile exchange rates may also impact our competitiveness and margins

●
economic uncertainty related to the European sovereign debt situation

●
migration of manufacturing to low cost geographies

●
unexpected changes in regulatory requirements, including Brexit

●
tariffs and taxes

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

We have subsidiaries in Germany and China and large balances of cash are in our foreign subsidiaries. Our business and financial condition is sensitive to currency exchange rates and any restrictions imposed on their currencies including restrictions on repatriations of cash. A repatriation of cash has, and could in the future, result in tax costs and corresponding deferred tax assets with related tax valuation allowances. Currency exchange fluctuations in these countries may adversely affect our investment in our subsidiaries.

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

We have incurred operating losses in four of the last ten years. We operate in a cyclical industry. We will continue to examine our level of operating expense based upon our projected revenues. Any planned increases in operating expenses may result in losses in future periods if projected revenues are not achieved or the investment level required is too large. As a result, we may need to generate greater revenues than we have recently in order to maintain profitability. However, we cannot provide assurance that our revenues will continue to increase and our business strategies may not be successful, resulting in future losses.

The loss of key employees may adversely affect our operations.

We have employees located in the U.S., Germany and China. We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand. Many of our employees are highly skilled and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry. None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable, though no assurance can be made that this will be the case in the future. In China, our workers have benefits and similar arrangements provided under a “FSCO” labor agreement and we could be adversely affected if we were unable to continue that arrangement.

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

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period. In the event we require additional cash for U.S. operations or other needs, we may choose to repatriate some, or all, of the $6.8 million held in our foreign subsidiaries. Although we have no current repatriation plans, there may be tax, legal and other impediments to any repatriation actions. Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

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

The stock prices of technology companies tend to fluctuate significantly. We believe factors such as announcements of new products or services by us or our competitors and quarterly variations in financial results and outlook may cause the market price of our Common Stock to fluctuate substantially. In addition, overall volatility in the stock market, particularly in the technology company sector, is often unrelated to the operating performance of companies. If these market fluctuations continue in the future, they may adversely affect the price of our Common Stock. Additionally, securities of certain companies have recently experienced significant and extreme volatility in stock price due short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in both the stock prices of those companies and in the market, and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment, as in many cases the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

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

The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet or we may fall out of compliance with, such as the internal controls auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not currently required to comply as we are a smaller reporting company. We assume that we will continue to have the status of a smaller reporting company based on the aggregate market value of the voting and non-voting shares held as of June 30, 2020. If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

During the third quarter of 2017, we amended our lease agreement for the Redmond, Washington headquarters facility, extending the lease to July 31, 2022. Previously on June 8, 2015 the lease had been amended to relocate our headquarters to a nearby building and lower the square footage to approximately 20,460. The lease base annual rental payments during 2020 and 2019 were approximately $361,000 and $351,000, respectively.

In addition to the Redmond facility, approximately 24,000 square feet is leased at two foreign locations, including our sales, service, operations and engineering office located in Shanghai, China, and our German sales, service and engineering office located near Munich, Germany.

We signed a lease agreement effective November 1, 2015 that extends through October 31, 2021 for a facility located in Shanghai, China. This lease is for approximately 19,400 square feet. The lease base annual rental payments during 2020 and 2019 were approximately $301,000 and $305,000, respectively.

During the fourth quarter of 2016, we signed a lease agreement for a new facility located near Munich, Germany which was effective March 1, 2017 and extends through February 28, 2022 with a five year further extension to 2027. This lease is for approximately 4,895 square feet. The lease base annual rental payments during 2020 and 2019 were approximately $62,000 and $57,000, respectively.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2020, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the NASDAQ Capital Market (NASDAQ symbol is DAIO). The closing price was $4.12 on December 31, 2020.

The approximate number of shareholders of record as of March 22, 2021 was 431.

Except for special cash dividend of $4.15 per share paid on March 8, 1989, we have not paid cash dividends on our Common Stock and do not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by us during the periods ended December 31, 2020, 2019 or 2018.

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

OVERVIEW

We sustained our second loss in 6 years due to a pandemic related downturn in orders, combined with continued significant investments in our security deployment business. Our strong cash position and balance sheet combined with our long-term view of the market gives us the financial flexibility to make these security business decisions. At Data I/O, we are investing for the long term to retain and extend our leadership position. On the product side, we continue to invest with a long-term focus towards expanding our markets and creating unique value for our customers. This is true for both our traditional core business as well as the emerging security deployment business.

The automotive electronics market is cyclical and has been impacted by the pandemic, and, we experienced the downturn in capital and consumable spending related to it and the electronics industry. We continued our focus on automotive electronics and managing the core programming business to conserve cash and working capital during 2020 while positioning us for growth and profitability. Customer and industry sources have communicated expectations for automotive electronics to have a decade of growth at a 10 to 15% compound annual growth rate, confirming our focus on this market. In addition, the IoT market expected growth is the driver of future revenue and earnings growth as we invest resources in the security deployment market. During 2020, we launched a new generation of SentriX tools and capability. We made the strategic decision to control key pieces of the technology and enhance the ability to both simplify the security deployment process, own the end-to-end intellectual property and scale our business. As a result of this decision, we impaired the earlier generation of security deployment tools, inventory, and assets. This enables us to move forward and support customers with enhanced new technology unburdened by the restrictions, costs, and complexity of the previous tools. Our challenge continues to be operating in a cyclical and rapidly evolving industry environment. Our efforts are to balance industry changes, industry partnerships, new technologies, business geography shifts, exchange rate volatility, trade issues and tariffs, coronavirus impacts, increasing costs and strategic investments in our business with the level of demand and mix of business we expect. We continue to manage our costs carefully and execute strategies for cost reduction.

We are focusing our research and development efforts in our strategic growth markets, namely automotive electronics and IoT new programming technologies, secure supply chain solutions, automated programming systems and their enhancements for the manufacturing environment and software. We are developing technology and products to securely provision new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers. We plan to deliver new programming technology and automated handling systems for managed and secure programming in the manufacturing environment. We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including various configurations of NAND Flash, e-MMC, UFS, TPM and microcontrollers on our newer products.

Our customer focus has been on global and strategic high-volume manufacturers in key market segments like automotive electronics, IoT, industrial controls and consumer electronics as well as programming centers.

Although the long-term prospects for our strategic growth markets should be good, these markets and our business have been, and are likely to continue to be, adversely impacted, at least temporarily, by the global pandemic of coronavirus. See also the detailed discussion of the impacts of the coronavirus on our business and markets in Item 1A, Risk Factors. Annual and quarterly projections on spending, growth, mix, and profitability are likely to be revised substantially with changing pandemic impacts and as new information is obtained.

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

RESULTS OF OPERATIONS:

NET SALES

Net sales by product line	2020	Change	2019
(in thousands)
Automated programming systems	$16,509	(0.8%)	$16,642
Non-automated programming systems	3,819	(22.5%)	4,926
Total programming systems	$20,328	(5.7%)	$21,568

Net sales by location	2020	Change	2019
(in thousands)
United States	$1,516	(12.6%)	$1,735
% of total	7.5%		8.0%
International	$18,812	(5.1%)	$19,833
% of total	92.5%		92.0%

Net sales by type	2020	Change	2019
(in thousands)
Equipment Sales	$11,480	(8.5%)	$12,553
Adapter Sales	5,527	(0.1%)	5,535
Software and Maintenance Sales	3,321	(4.6%)	3,480
Total	$20,328	(5.7%)	$21,568

Net sales for the year ended December 31, 2020 declined approximately 5.7% to $20.3 million compared to 2019 primarily as a result of COVID-19 related downturn in capital spending resulting in lower demand in Automotive Electronics and Programming Centers during 2020. On a regional basis, net sales increased approximately 13% in Asia and decreased approximately 23% in the Americas and 5% in Europe.

Order bookings were $20.8 million for 2020, down approximately 8% compared to $22.5 million in 2019. Backlog at December 31, 2020 and 2019 was $3.9 million and $2.9 million, respectively. Deferred revenue was $1.1 million at December 31, 2020 compared to $1.5 million at December 31, 2019.

GROSS MARGIN

	2020	Change	2019
(in thousands)
Gross margin	$10,822	(13.8%)	$12,550
Percentage of net sales	53.2%		58.2%

Gross margin as a percentage of sales for the year ended December 31, 2020 was 53.2%, compared to 58.2% in 2019. The decline in gross margin percentage was due to the impact of channel and price mix, factory charges, including impairment obsolescence of $291,000 for certain end of service support and first generation SentriX parts, as well as lower sales volumes relative to fixed production costs.

RESEARCH AND DEVELOPMENT

	2020	Change	2019
(in thousands)
Research and development	$6,357	(1.5%)	$6,451
Percentage of net sales	31.3%		29.9%

Research and development (“R&D”) expense decreased $94,000 for the year ended December 31, 2020 compared to 2019. The decrease was primarily related to lower employee related costs and lower incentive compensation. R&D as a percentage of sales increased primarily due to the decline in 2020 sales.

We believe it is essential to invest in R&D to significantly enhance our existing products and to create new products as markets develop and technologies change. During 2020, we strategically invested in creating a second generation of SentriX, which was introduced in the fourth quarter. In addition to product development, a significant part of R&D spending is on creating software and support for new devices introduced by the semiconductor companies. We are currently focusing our research development efforts on strategic growth markets, including automotive electronics and IoT. We are developing technology and the SentriX product line to securely program new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers. We delivered new enhanced programming technology and automated handling systems for managed and secure programming in the manufacturing environment and extending the capabilities and support for our programmer architecture. Our R&D spending fluctuates based on the number, type, and the development stage of our product initiatives and projects.

SELLING, GENERAL AND ADMINISTRATIVE

	2020	Change	2019
(in thousands)
Selling, general & administrative	$6,891	(6.6%)	$7,377
Percentage of net sales	33.9%		34.2%

Selling, General and Administrative (“SG&A”) expenses decreased $486,000 for the year ended December 31, 2020 compared to 2019. The decrease was primarily related to reduced sales commissions on lower sales volume, lower incentive compensation and travel related expenses and partly offset by higher consulting costs and other third party costs and stock-based compensation. Cost control measures contributed to the reduction.

INTEREST

Interest income was lower for the year ended December 31, 2020 compared to 2019, primarily due to lower invested cash balances and lower interest rates.

INCOME TAXES

	2020	Change	2019
(in thousands)
Income tax (expense) benefit	$(387)	1148.4%	$(31)

Income tax (expense) increased by $356,000 for the year ended December 31, 2020 compared to 2019. The increase was primarily a result of the withholding tax of $257,000 on the repatriation of cash from subsidiaries in 2020. Income tax (expense) in 2020 and 2019 is primarily the result of foreign subsidiary income tax and minimal US state income tax.

The effective tax rate for 2020 of (10.8%) and 2019 of (2.7%) differed from the statutory tax rates in our tax reporting jurisdictions primarily due to the effect of valuation allowances. We have a valuation allowance of $8.9 million and $7.5 million as of December 31, 2020 and 2019, respectively. Our deferred tax assets and valuation allowance have been increased by approximately $365,000 and $348,000 associated with the requirements of accounting for uncertain tax positions as of December 31, 2020 and 2019, respectively. Given the uncertainty created by our loss history particularly in the U.S. which is where most of our net deferred tax assets are located, and the ongoing uncertain economic outlook for our industry as well as capital and geographic spending, we currently expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Due to repatriations of cash from China and Canada, we were required to pay $257,000 in withholding tax during 2020, as compared with no withholding tax during 2019. Movements of cash that generated local country withholding taxes are a current tax expense that created additional deferred tax assets that resulted in additional tax valuation allowances.

INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates of exchange during the year. We recognized foreign currency transaction loss of $(513,000) in 2020 and foreign transaction gain of $5,000 in 2019. The transaction gains or losses resulted primarily from translation adjustments to foreign inter-company accounts and U.S. Dollar accounts held by foreign subsidiaries and sales by our German subsidiary to certain customers, which were invoiced in U.S. Dollars. Because approximately 93% of our sales are to international markets, volatile exchange rates may also impact our competitiveness and margins.

IMPAIRMENT & RELATED CHARGES

During the fourth quarter of 2020, we launched a new generation of SentriX tools and capability. We made the strategic decision to control key pieces of the technology and enhance the ability to simplify the security deployment process, own the end-to-end intellectual property and scale our business. We accelerated the transition to second generation of SentriX by immediately upgrading all customers’ deployed first generation SentriX systems to the new hardware and software. This obsoleted components of the first generation hardware, software and inventory.

We also ended support for some legacy automated handlers, impairing the remaining service inventory.

As a result, certain capital equipment assets, advance payments and inventory were analyzed and determined to be impaired, totaling $943,000. This included impairment of $652,000, consisting of $252,000 of equipment and software, $400,000 of prepaid royalties, as well as impairment related charges of $291,000, due to inventory obsolescence (cost of goods sold) for end of certain product support.

FINANCIAL CONDITION:

LIQUIDITY AND CAPITAL RESOURCES

	2020	Change	2019
(in thousands)
Working capital	$18,059	$(438)	$18,497

At December 31, 2020, our principal sources of liquidity consisted of existing cash and cash equivalents which increased $231,000 primarily due to shifts in working capital. Our working capital decreased in 2020 due to our operating loss offset in part by the CARES Act acceleration of the AMT credit refund to current assets. Our current ratio was 4.5 and 4.4 for December 31, 2020 and 2019, respectively. The company continues to have no debt.

Although we have no significant external capital expenditure plans currently, we expect to continue to carefully make and manage capital expenditures to support our business. We plan to increase our internally developed rental, security provisioning, sales demonstration and test equipment as we develop and release new products. Capital expenditures are currently expected to be funded by existing and internally generated funds.

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

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted in the accompanying consolidated financial statements in Note 6, “Operating Lease Commitments” and Note 7, “Other Commitments”, we had no material off-balance sheet arrangements.

SHARE REPURCHASE PROGRAMS

Data I/O did not offer a share repurchase program in 2020. In August of 2019, Data I/O completed the share repurchase program authorized in 2018.

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURES

Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA excluding equity compensation and impairment & related charges (non-cash, one-time items) are set forth below. Non-GAAP financial measures should not be considered a substitute for, or superior to, measures of financial performance prepared in accordance with GAAP. We believe that these non-GAAP financial measures provide meaningful supplemental information regarding our results and facilitate the comparison of results.

During the fourth quarter of 2020, certain capital equipment assets, advance payments and inventory were analyzed and determined to be impaired totaling $943,000. This included impairment of assets consisting of $252,000 of equipment and software, $400,000 of prepaid royalties, of $652,000 as well as impairment related charges of $291,000 due primarily to end of certain product support.

A reconciliation of net income to EBITDA and Adjusted EBITDA follows:

	For Year Ended December 31,
	2020	2019
(in thousands)
Net Income (loss)	$(3,964)	$(1,187)
Interest (income)	(14)	(53)
Taxes	387	31
Depreciation and amortization	815	868
EBITDA	$(2,776)	$(341)

Equity compensation	1,467	1,171
Impairment & related charges	943	-
Adjusted EBITDA, excluding equity compensation
and impairment & related charges	$(366)	$830

(in thousands)
Gross Margin	$10,822	$12,550
Impairment related obsolete inventory charges	291	-
Adjusted gross margin excluding
impairment related obsolete inventory charges	$11,113	$12,550

Gross Margin as a % of sales	53.2%	58.2%
Impairment related obsolete
inventory charges as a % of sales	1.4%	0.0%
Adjusted gross margin excluding impairment
related obsolete inventory charges as a % of sales	54.7%	58.2%

Impairment & related charges include the following:
(in thousands)
Impairment charges	$652	-
Obsolete inventory charges	291	-
Total impairment & related charges	$943	-

NEW ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Measurement of Credit Losses on Financial Instruments," which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments. We are planning to adopt the standard effective for years after December 15, 2022 and do not expect this to have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See pages 31 through 55.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Data I/O Corporation

Opinion on the financial statements
Board of Directors and Stockholders
Data I/O Corporation

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Data I/O Corporation (a Washington corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Net realizable value of inventory

As described further in Note 1 to the financial statements, management measures the net realizable value of inventory based on estimated reductions to inventory for obsolete, slow-moving, excess and non-salable inventory by reviewing current transactions and forecasted demand. We identified the net realizable value of inventory specifically as a critical audit matter.

The principal considerations for our determination that the net realizable value of inventory represents a critical audit matter are that the assessment of the valuation of inventory is complex and includes an estimate of forecasted demand. The demand estimate is subjective and requires the Company to consider significant assumptions such as economic conditions, technological advances, historical usage, and consumer trends, which are subject to significant uncertainty and therefore require significant auditor judgement.

Our audit procedures related to the net realizable value of inventory included the following, among others:

●
obtained management’s analysis of parts in inventory and expected customer demand, recalculated inputs into the analysis. This included, among other inputs, historical usage compared to quantities on hand, age, and general ledger balances.

●
tested selected inventory items by making inquiries of management and evaluating the appropriateness of judgments, assumptions and documentation supporting adjustments to the reserve estimate.

●
inquired with management and various staff members outside of the finance team to obtain support for selected forecast demand inputs as well as product specific trends.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2001.

Seattle, Washington
March 26, 2021

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2020	December 31, 2019

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,167	$13,936
Trade accounts receivable, net of allowance for
doubtful accounts of $66 and $80, respectively	2,494	4,099
Inventories	5,270	5,020
Other current assets	1,319	924
TOTAL CURRENT ASSETS	23,250	23,979

Property, plant and equipment – net	1,216	1,668
Income tax receivable	-	640
Other assets	1,126	1,994
TOTAL ASSETS	$25,592	$28,281

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,245	$1,151
Accrued compensation	1,509	1,541
Deferred revenue	1,068	1,387
Other accrued liabilities	1,307	1,372
Income taxes payable	62	31
TOTAL CURRENT LIABILITIES	5,191	5,482

Operating lease liabilities	588	1,178
Long-term other payables	174	91

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,416,335 shares as of December 31,
2020 and 8,212,748 shares as of December 31, 2019	20,071	18,748
Accumulated earnings (deficit)	(1,456)	2,508
Accumulated other comprehensive income (loss)	1,024	274
TOTAL STOCKHOLDERS’ EQUITY	19,639	21,530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,592	$28,281

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years EndedDecember 31,
	2020	2019

Net sales	$20,328	$21,568
Cost of goods sold	9,506	9,018
Gross margin	10,822	12,550
Operating expenses:
Research and development	6,357	6,451
Selling, general and administrative	6,891	7,377
Impairment	652	-
Total operating expenses	13,900	13,828
Operating income (loss)	(3,078)	(1,278)
Non-operating income (loss):
Interest income	14	53
Gain on sale of assets	-	64
Foreign currency transaction gain (loss)	(513)	5
Total non-operating income (loss)	(499)	122
Income (loss) before income taxes	(3,577)	(1,156)
Income tax (expense) benefit	(387)	(31)
Net income (loss)	$(3,964)	$(1,187)

Basic earnings (loss) per share	$(0.48)	$(0.14)
Diluted earnings (loss) per share	$(0.48)	$(0.14)
Weighted-average basic shares	8,333	8,247
Weighted-average diluted shares	8,333	8,247

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years EndedDecember 31,
	2020	2019

Net Income (loss)	$(3,964)	$(1,187)
Other comprehensive income:
Foreign currency translation gain (loss)	750	(134)
Comprehensive income (loss)	$(3,214)	$(1,321)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Accumulated
	Common Stock		Accumulated	and Other	Total
			Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2018	8,338,628	$19,254	$3,695	$408	$23,357
Stock options exercised	-	-	-	-	-
Repurchased shares	(301,710)	(1,464)	-	-	(1,464)
Stock awards issued, net of tax withholding	169,653	(243)	-	-	(243)
Issuance of stock through: Employee Stock Purchase Plan	6,177	30	-	-	30
Share-based compensation	-	1,171	-	-	1,171
Net income (loss)	-	-	(1,187)	-	(1,187)
Other comprehensive income gain (loss)	-	-	-	(134)	(134)
Balance at December 31, 2019	8,212,748	$18,748	$2,508	$274	$21,530

Stock options exercised	-	-			-
Repurchased shares	-	-	-	-	-
Stock awards issued, net of tax withholding	195,773	(173)	-	-	(173)
Issuance of stock through: Employee Stock Purchase Plan	7,814	29	-	-	29
Share-based compensation	-	1,467	-	-	1,467
Net income (loss)	-	-	(3,964)	-	(3,964)
Other comprehensive income gain (loss)	-	-	-	750	750
Balance at December 31, 2020	8,416,335	$20,071	$(1,456)	$1,024	$19,639

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Twelve Months Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,964)	$(1,187)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	815	867
Gain on sale of assets	-	(64)
Equipment transferred to cost of goods sold	245	63
Share-based compensation	1,467	1,171
Impairment and related charges	943	-
Net change in:
Trade accounts receivable	1,664	(375)
Inventories	(414)	139
Other current assets	(398)	(307)
Accounts payable and accrued liabilities	(38)	(2,031)
Deferred revenue	(380)	(98)
Other long-term liabilities	(491)	(29)
Deposits and other long-term assets	1,182	(245)
Net cash provided by (used in) operating activities	631	(2,096)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(860)	(612)
Net proceeds from sale of assets	-	64
Cash provided by (used in) investing activities	(860)	(548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments
for shares withheld to cover tax	(144)	(213)
Repurchase of common stock	-	(1,464)
Cash provided by (used in) financing activities	(144)	(1,677)
Increase (decrease) in cash and cash equivalents	(373)	(4,321)

Effects of exchange rate changes on cash	604	(86)
Cash and cash equivalents at beginning of period	13,936	18,343
Cash and cash equivalents at end of period	$14,167	$13,936

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$137	$307

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

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of 90 days or less are considered cash equivalents.  We maintain our cash and cash equivalents with major financial institutions in the United States of America, which are insured by the Federal Deposit Insurance Corporation (FDIC), and in foreign jurisdictions.  Deposits in U.S. banks exceed the FDIC insurance limit.  We have not experienced any losses on our cash and cash equivalents.  Cash and cash equivalents held in foreign bank accounts in China and Germany, totaled (in millions) $6.8 at December 31, 2020 and $8.7 at December 31, 2019.

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

We regularly review all of our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded. Based on this evaluation, approximately $252,000 of impairment was noted and recorded for property, plant and equipment for the year ended December 31, 2020. For the year ended December 31, 2019, no impairment was noted or recorded for property, plant and equipment.

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

The following table represents our revenues by major categories:

Net sales by type	2020	2019
(in thousands)
Equipment Sales	$11,480	$12,553
Adapter Sales	5,527	5,535
Software and Maintenance Sales *	3,321	3,480
Total	$20,328	$21,568

* includes an insignificant amount of service and part sales

Leases - Accounting Standards Codification 842

Leases arise from contracts which convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. Our leasing arrangements are primarily for office space we use to conduct our operations. In addition, there are automobiles and a small amount of office equipment leased. We determine whether contracts include a lease at the inception date, which is generally upon contract signing, considering factors such as whether the contract includes an asset which is physically distinct, which party obtains substantially all of the capacity and economic benefit of the asset, and which party directs how, and for what purpose, the asset is used during the contractual period of use. Our leases commence when the lessor makes the asset available for our use. At commencement, we record a lease liability at the present value of future lease payments, net of any future lease incentives to be received. Some of our lease agreements include cancellable future periods subject to termination or extension options. We include cancellable lease periods in our future lease payments when we are reasonably certain to continue to utilize the asset for those periods. We calculate the present value of future lease payments at commencement using a discount rate which we estimate as the collateralized borrowing rate we believe that would be incurred on our future lease payments over a similar term. At commencement, we also record a corresponding right-of-use asset, which is calculated based on the amount of the lease liability, adjusted for any advance lease payments paid, initial direct costs incurred or lease incentives received prior to commencement. Right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.

Leases are classified at commencement, as either operating or finance leases. As of December 31, 2020, all of our leases are classified as operating leases. Rent expense for operating leases is recognized on the straight-line method over the term of the agreement beginning on the lease commencement date.

In accounting for leases, we utilize certain practical expedients and policy elections available under the lease accounting standard. For example, we do not record right-of-use assets or lease liabilities for leases with terms of 12 months or less. For contracts containing real estate leases, we do not combine lease and non-lease components. The primary impact of this policy election is that we do not include in our calculation of lease liabilities any fixed and non-cancelable future payments due under the contract for items such as common area maintenance, utilities and other costs. Lease-related costs which are variable rather than fixed are expensed in the period incurred.

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

Advertising Expense

Advertising costs are expensed as incurred. Total advertising expenses were approximately $127,000 and $173,000 in 2020 and 2019, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share exclude any dilutive effects of stock options. Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period. The common stock equivalent shares from equity awards used in calculating diluted earnings per share were 74,000 and 65,000 for the years ended December 31, 2020 and 2019, respectively. Options to purchase 25,000 and 29,752 shares of common stock were outstanding as of December 31, 2020 and 2019, respectively, but were excluded from the computation of diluted EPS for the period then ended because the options were anti-dilutive.

Diversification of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables. Our trade receivables are geographically dispersed and include customers in many different industries. Our consolidated accounts receivable balance as of December 31, 2020 and 2019 includes foreign accounts receivable in the functional currency of our foreign subsidiaries amounting to $587,000 and $1,255,000, respectively. We generally do business with our foreign distributors in U.S. Dollars. We believe that risk of loss is significantly reduced due to the diversity of our end-customers and geographic sales areas. We perform on-going credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, or prepayment whenever deemed necessary.

The following represented greater than 10% of our consolidated accounts receivable for the applicable year:

Percentage of Consolidated Accounts Receivable	2020	2019	2018

Number of customers	3	2	3

Approximate percentage of consolidated accounts receivable balance	41%	32%	35%

Percentage of each	17%	17%	12%
Percentage of each	12%	15%	12%
Percentage of each	12%	n/a	11%

Diversification of net sales

The following represented greater than 10% of net sales for the applicable year:

Percentage of Net Sales	2020	2019	2018

Number of customers	1	1	2

Approximate percentage of net sales	12%	11%	29%

Percentage of each	12%	11%	16%
Percentage of each	n/a	n/a	13%

COVID-19

In 2020, we had to react to the global COVID-19 pandemic. COVID-19 has impacted all aspects of our business, from customer demand, to supply chain integrity, employee safety, business processes, and financial management. As a global company, we had to manage each of these while working within the guidelines of local and national policy in the U.S., China and Germany. Our philosophy at the start of the outbreak was simple:

1.
Keep our people and their families safe;
2.
Keep our facilities safe and operational while we serve our customers as an essential business; and
3.
Preserve cash.

We have managed this issue successfully to date, with no known employee transmissions in the workplace and significant preservation of our cash and working capital throughout the year. Our resilient supply chain model kept our facilities in Shanghai, China and Redmond, Washington open, and serving customers globally. We supported customers rapidly transitioning to medical device support. We did this while facing unique international travel restrictions, shipping delays, and inability to meet with customers in person. All the while we preserved and slightly grew our cash balances, while moving more cash to the U.S.

COVID-19 has continued to impact our demand, particularly capacity related, evidenced by many automotive and other plant shut downs in the second quarter, their re-openings and now, in a believed ripple effect, the impact of chip shortages on their production plans. This appears to be a short-term issue and the outlook for automotive electronics remains strong for a decade. Waves of COVID-19 infection rates have kept or re-imposed revised travel restrictions. Customers largely have not permitted in-person sales and other visits. Converting these interactions to remote and virtual means has meant new processes and technology usage.

In production, in addition to adding protective health measures for our employees, we have focused on supply chain resilience and duplicating production capability for some products in both our Shanghai, China and Redmond, USA facilities. We implemented additional supplier financial and other monitoring, as well as adding additional local suppliers and increasing inventory stock levels of key parts. Other than production employees who necessarily are onsite, most Redmond employees are working remotely with some flexibility to be onsite and this is expected to continue until COVID-19 risks are reduced by vaccination coverage.

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Measurement of Credit Losses on Financial Instruments," which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments. We are planning to adopt the standard effective for years after December 15, 2022 and do not expect this to have a material impact on our financial statements.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

	December 31, 2020	December 31, 2019
(in thousands)
Trade accounts receivable	$2,560	$4,179
Less allowance for doubtful receivables	66	80
Trade accounts receivable, net	$2,494	$4,099

Changes in Data I/O’s allowance for doubtful accounts are as follows:

	December 31, 2020	December 31, 2019
(in thousands)
Beginning balance	$80	$75
Bad debt expense (reversal)	(14)	5
Accounts written-off	-	-
Recoveries	-	-
Ending balance	$66	$80

NOTE 3 – INVENTORIES

	December 31, 2020	December 31 ,2019
(in thousands)
Raw material	$3,143	$2,416
Work-in-process	1,204	1,832
Finished goods	923	772
Inventories	$5,270	$5,020

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2020	December 31, 2019
(in thousands)
Leasehold improvements	$421	$395
Equipment	5,625	5,606
Sales demonstration equipment	963	778
	7,009	6,779
Less accumulated depreciation	5,793	5,111
Property and equipment, net	$1,216	$1,668

Total depreciation expense recorded for 2020 and 2019 was $815,000 and $867,000, respectively.

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	December 31, 2020	December 31, 2019
(in thousands)
Lease liability - short term	$673	$678
Product warranty	371	367
Sales return reserve	61	77
Other taxes	109	126
Other	93	124
Other accrued liabilities	$1,307	$1,372

The changes in our product warranty liability for the year ending December 31, 2020 are follows:

December 31, 2020
(in thousands)
Liability, beginning balance	$367
Net expenses	728
Warranty claims	(728)
Accrual revisions	4
Liability, ending balance	$371

NOTE 6 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as follows:

For the years ending December 31:

Operating Lease Commitments
(in thousands)
2021	$747
2022	331
2023	101
2024	89
2025	69
Thereafter	85
Total	$1,422
Less Imputed interest	(162)
Total operating lease liabilities	$1,260

Cash paid for operating lease liabilities for the twelve months ended December 31, 2020 and 2019, respectively, was $770,000 and $757,000. There were three new or modified leases during the twelve months ended December 31, 2020 that are considered minor, and are accounted for in the amounts disclosed above.

The following table presents supplemental balance sheet information related to leases as of December 31, 2020:

	Year Ended December 31,
	2020	2019
(in thousands)
Right-of-use assets (Long-term other assets)	$1,081	$1,574
Lease liability-short term (Other accrued liabilities)	$673	$678
Lease liability-long term (Operating lease liabilities)	$588	$1,178

At December 31, 2020, the weighted average remaining lease term is 2.9 years and the weighted average discount rate used is 5%.

The components of our lease expense for the twelve months ended December 31, 2020 and 2019, respectively, include operating lease costs of $692,000 and $685,000, which includes short-term lease costs of $34,000 and $32,000. Variable payments were not material, and were treated as non-lease components and were recognized in the period for which the costs occur.

Our real estate facility leases are described below:

During the third quarter of 2017, we amended our lease agreement for the Redmond, Washington headquarters facility, extending the lease to July 31, 2022. Previously on June 8, 2015 the lease had been amended to relocate our headquarters to a nearby building and lower the square footage to approximately 20,460. The lease base annual rental payments during 2020 and 2019 were approximately $361,000 and $351,000, respectively.

In addition to the Redmond facility, approximately 24,000 square feet is leased at two foreign locations, including our sales, service, operations and engineering office located in Shanghai, China, and our German sales, service and engineering office located near Munich, Germany.

We signed a lease agreement effective November 1, 2015 that extends through October 31, 2021 for a facility located in Shanghai, China. This lease is for approximately 19,400 square feet. The lease base annual rental payments during 2020 and 2019 were approximately $301,000 and $305,000, respectively.

During the fourth quarter of 2016, we signed a lease agreement for a new facility located near Munich, Germany which was effective March 1, 2017 and extends through February 28, 2022 with a five year further extension to 2027. This lease is for approximately 4,895 square feet. The lease base annual rental payments during 2020 and 2019 were approximately $62,000 and $57,000, respectively.

NOTE 7 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At December 31, 2020, the purchase commitments and other obligations totaled $1.3 million of which all but $124,000 are expected to be paid over the next twelve months.

NOTE 8 – CONTINGENCIES

As of December 31, 2020, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 9 – STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2020, there were 124,393 shares available for future grant under Data I/O Corporation 2000 Stock Compensation Incentive Plan (“2000 Plan”). At December 31, 2020, there were shares of Common Stock reserved for issuance consisting of 62,500 inducement reserve shares and 605,728 shares under the 2000 Plan. The inducement reserve shares were granted in 2019 consisting of 25,000 options and 50,000 RSU (37,500 unvested and unissued), which were not from the 2000 Plan, but were made under the terms of the 2000 Plan. During 2020, 12,500 shares were issued from the inducement reserve. Pursuant to the 2000 Plan, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years. Options granted under the plans have a maximum term of six years from the date of grant. Stock awards are also granted under the 2000 Plan which generally vest over four years and one year for nonemployee Directors.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of our Common Stock at six-month intervals at 95% of the fair market value on the last day of each six-month period. Employees may purchase shares having a value not exceeding ten percent of their gross compensation during an offering period. During 2020 and 2019, a total of 7,814 and 6,177 shares, respectively, were purchased under the plan at average prices of $3.71 and $4.88 per share, respectively. At December 31, 2020 and 2019, 31,769 and 39,249 shares were reserved for future issuance respectively.

Stock Appreciation Rights Plan

We have a Stock Appreciation Rights (“SAR”) Plan under which each director, executive officer or holder of 10% or more of our Common Stock has a SAR with respect to each exercisable stock option. The SAR entitles the SAR holder to receive cash from us for the difference between the market value of the stock and the exercise price of the option in lieu of exercising the related option. SARs are only exercisable following a tender offer or exchange offer for our stock, or following approval by shareholders of Data I/O of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than 50% of the common shares outstanding. As no event has occurred, which would make the SARs exercisable, and no such event is deemed probable, no compensation expense has been recorded under this plan. At December 31, 2020 and 2019, there were 25,000 SARs outstanding.

Director Fee Plan

We have a Director Fee Plan available to compensate directors who are not employees of Data I/O Corporation with equity. During 2020, 20,559 shares were issued from the plan and no shares were issued from the plan in 2019. At December 31, 2020 and 2019 130,763 and 151,322 shares remain available in the plan respectively.

Retirement Savings Plan

We have a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer their pre-tax salary or post-tax salary if Roth is elected, subject to IRS limitations. In fiscal years 2020 and 2019, we contributed one dollar for each dollar contributed by a participant, with a maximum contribution of four percent of a participant’s eligible earnings. Our matching contribution expense for the savings plan, net of forfeitures, was approximately $184,000 and $239,000 in 2020 and 2019, respectively. Employer matching contributions owed to the plan were $200,000 and $211,000 at December 31, 2020 and 2019, respectively.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method. For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures. The impact on our results of operations of recording share-based compensation for the year ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31,
	2020	2019
(in thousands)
Cost of goods sold	$44	$28
Research and development	371	288
Selling, general and administrative	1,052	855
Total share-based compensation	$1,467	$1,171

An immaterial amount of share-based compensation was capitalized into inventory as overhead for the years ended December 31, 2020 and 2019, respectively.

The fair values of share-based awards for employee stock option awards were estimated at the date of grant using the Black-Scholes valuation model. The volatility and expected life of the options used in calculating the fair value of share-based awards may exclude certain periods of historical data that we considered atypical and not likely to occur in future periods. There were no options granted during the year ended December 31, 2020. The following weighted average assumptions were used to calculate the fair value of options granted during the year ended December 31, 2019:

	Employee Stock
	Options
	2020	2019

Risk-free interest rates	n/a	2.31%
Volatility factors	n/a	62.05%
Expected life of the option in years	n/a	4.0
Expected dividend yield	n/a	None

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

The following table summarizes stock option activity under our stock option plans for the twelve months ended December 31:

	2020			2019
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years

Outstanding at beginning of year	25,000	$4.98		25,000	$8.03
Granted	-	-		25,000	4.98
Exercised	-	-		-	0.00
Cancelled, Expired or
Forfeited	-	-		(25,000)	8.03
Outstanding at end of year	25,000	$4.98	4.33	25,000	$4.98	5.34

Vested or expected to vest at the end of the period	24,068	$4.98	4.33	24,723	$4.98	5.34
Exercisable at end of year	9,375	$4.98	4.33	12,500	$4.98	5.34

The aggregate intrinsic value of outstanding options is $0. There were no stock option awards exercised in 2020.

Restricted stock award activity including performance-based stock award activity under our share-based compensation plan was as follows:

	2020		2019
	Awards	Weighted - Average Grant Date Fair Value	Awards	Weighted - Average Grant Date Fair Value
Outstanding at beginning of year	536,403	$5.44	558,856	$6.06
Granted	383,951	3.02	276,700	4.57
Vested	(230,901)	5.16	(224,089)	5.30
Cancelled	(46,225)	4.58	(75,064)	7.30
Outstanding at end of year	643,228	$4.16	536,403	$5.44

During the years ended December 31, 2020 and 2019, 55,687 and 54,436 shares respectively were withheld from issuance related to restricted stock units vesting and stock option exercises to cover employee taxes and stock options exercise price.

The remaining unamortized expected future compensation expense and remaining amortization period associated with unvested option grants and restricted stock awards are:

	December 31, 2020	December 31, 2019

Unamortized future compensation expense	$2,017,501	$2,351,324
Remaining weighted average amortization period in years	2.35	2.40

NOTE 11 – SHARE REPURCHASE PROGRAMS

Data I/O did not offer a share repurchase program in 2020. In August of 2019, Data I/O completed the share repurchase program authorized in 2018.

NOTE 12 – INCOME TAXES

Components of income (loss) before taxes:

	Year Ended December 31,
(in thousands)	2020	2019
U.S. operations	$(4,451)	$(2,518)
Foreign operations	874	1,362
Total income (loss) before taxes	$(3,577)	$(1,156)

Income tax expense (benefit) consists of:

	Year Ended December 31,
(in thousands)	2020	2019
Current tax expense (benefit)
U.S. federal	$0	$(42)
State	(2)	8
Foreign	389	65
	387	31
Deferred tax expense (benefit) – U.S. federal	-	-
Total income tax expense (benefit)	$387	$31

A reconciliation of our effective income tax and the U.S. federal tax rate is as follows:

	Year Ended December 31,
	2020	2019
(in thousands)
Statutory tax	$(751)	$(243)
State and foreign income tax, net of federal income tax benefit	151	(230)
Valuation allowance for deferred tax assets	1,513	568
Foreign sourced deemed dividend income	(394)	-
Stock based compensation	(136)	(177)
Other	4	113
Total income tax expense (benefit)	$387	$31

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below:

	Year Ended December 31,
	2020	2019
(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$10	$13
Inventory and product return reserves	573	464
Compensation accruals	1,973	1,723
Accrued liabilities	179	129
Book-over-tax depreciation and amortization	91	25
Foreign net operating loss carryforwards	53	3
U.S. net operating loss carryforwards	3,739	2,904
U.S. credit carryforwards	2,345	2,280
	8,963	7,541

Valuation Allowance	(8,963)	(7,541)
Total Deferred Income Tax Assets	$-	$-

The valuation allowance for deferred tax assets increased $1,422,000 and $571,000 during the years ended December 31, 2020 and 2019, respectively. The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding our ability to utilize such assets in future years. This full valuation allowance evaluation is based upon our volatile history of losses and the cyclical nature of our industry and capital spending. Credit carryforwards consist primarily of research and experimental and foreign tax credits. We intend to continue to reinvest foreign earnings of our operating subsidiaries.

U.S. net operating loss carryforwards are $17.8 million at December 31, 2020 with expiration years from 2022 to 2034. Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

The gross changes in uncertain tax positions resulting in unrecognized tax benefits are presented below:

	Year Ended December 31,
	2020	2019
(in thousands)
Unrecognized tax benefits, opening balance	$348	$308
Prior period tax position increases	-	10
Additions based on tax positions related to current year	17	30
Unrecognized tax benefits, ending balance	$365	$348

Historically, we have incurred minimal interest expense and no penalties associated with tax matters. We have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

Tax years that remain open for examination include 2017, 2018, 2019 and 2020 in the United States of America. In addition, various tax years from 2002 to 2014 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

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

The following tables provide summary operating information by geographic area:

	Year Ended December 31,
(in thousands)	2020	2019
Net sales:
U.S.	$1,516	$1,735
Europe	8,415	8,828
Rest of World	10,397	11,005
	$20,328	$21,568

Included in Europe and Rest of World are
the following significant balances:

Germany	$3,851	$2,507
China	$3,490	$2,934

Operating income:
U.S.	$(713)	$317
Europe	(1,698)	(1,108)
Rest of World	(667)	(487)
	$(3,078)	$(1,278)

Identifiable assets:
U.S.	$13,858	$12,818
Europe	5,878	5,917
Rest of World	5,856	9,546
	$25,592	$28,281

NOTE 14 – IMPAIRMENT AND RELATED CHARGES

During the fourth quarter of 2020, we launched a new generation of SentriX tools and capability. We made the strategic decision to control key pieces of the technology and enhance the ability to simplify the security deployment process, own the end-to-end intellectual property and scale our business. We accelerated the transition to second generation of SentriX by immediately upgrading all customers’ deployed first generation SentriX systems to the new hardware and software. This obsoleted components of the first generation hardware, software and inventory.

We also ended support for some legacy automated handlers, impairing the remaining service inventory.

As a result, certain capital equipment assets, advance payments and inventory were analyzed and determined to be impaired, totaling $943,000. This included impairment of $652,000, consisting of $252,000 of equipment and software, $400,000 of prepaid royalties, as well as impairment related charges of $291,000, due to inventory obsolescence (cost of goods sold) for end of certain product support.

NOTE 15 – SUBSEQUENT EVENTS

In preparing the financial statements, the Company has reviewed all known events which have occurred after December 31, 2020 through March 26, 2021, the date on which the financial statements are available for issuance, for potential recognition or disclosure in the consolidated financial statements and footnotes.

There were no subsequent events which would require additional disclosures to the financial statements other than those already disclosed throughout the Notes to Consolidated Financial Statements.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

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

Item 9B Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Registrant’s directors is set forth under “Election of Directors” in our Proxy Statement relating to our annual meeting of shareholders to be held on May 20, 2021 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of our year-end. Information regarding the Registrant’s executive officers is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.”

Code of Ethics

We have adopted a Code of Ethics that applies to all directors, officers and employees of Data I/O, including the Chief Executive Officer and Chief Financial Officer. The key principles of the Code of Ethics are to act legally and with integrity in all work for Data I/O. The Code of Ethics is posted on the corporate governance page of our website:

http://www.dataio.com/Company/InvestorRelations/CorporateGovernance.aspx

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

Item 11. Executive Compensation

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 20, 2021 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Executive Compensation.” Such Proxy Statement will be filed within 120 days of our year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 20, 2021 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Voting Securities and Principal Holders.” Such Proxy Statement will be filed within 120 days of our year end.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2020. See Notes 9 and 10 of “Notes to Consolidated Financial Statements.”

	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted–average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by the security holders (1) (2)	3,175	$4.90	286,925
Equity compensation plans not approved by the security holders (3)	25,000	$4.98	-
Total	28,175	$4.97	286,925

 (1)
Represents shares of our Common Stock issuable pursuant to the Data I/O Corporation 2000 Stock Compensation Incentive Plan, 1982 Employee Stock Purchase Plan and 1996 Director Fee Plan. Table excludes unvested restricted stock awards of 605,728 from the 2000 Plan.
(2)
Stock Appreciation Rights Plan (“SAR”) provides that directors, executive officers or holders of 10% or more of our Common Stock have an accompanying SAR with respect to each exercisable option. While the plan has been approved by the security holders, no amounts are included in columns (a), (b), or (c) relating to the SAR.
(3)
Inducement grant to Michael Tidwell of 25,000 non-qualified stock options. Table excludes unvested 2019 restricted stock inducement grant of 37,500 to Michael Tidwell.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2020 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Principal Accountant’s Fees and Services” in the Proxy Statement relating to our annual meeting of shareholders to be held on May 20, 2021. Such Proxy Statement will be filed within 120 days of our year-end.

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

10.9
Lease, Redmond East Business Campus between Data I/O Corporation and Carr Redmond PLLC dated February 28, 2006 (Incorporated by reference to Data I/O’s 2005 Annual Report on Form 10K (File No. 0-10394)).

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

DATA I/O CORPORATION (REGISTRANT)

DATED: March 26, 2021	By:	/s/ Anthony Ambrose
Anthony Ambrose
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	DATE	TITLE

/s/ Anthony Ambrose	March 26, 2021	President and Chief Executive Officer
Anthony Ambrose		(Principal Executive Officer), Director

/s/ Joel S. Hatlen	March 26, 2021	Chief Operating and Financial Officer
Joel S. Hatlen		Vice President
Secretary, Treasurer
(Principal Financial and Accounting Officer)

/s/ Douglas W. Brown	March 26, 2021	Director
Douglas W. Brown

/s/ Alan B. Howe	March 26, 2021	Director
Alan B. Howe

/s/ Mark J. Gallenberger	March 26, 2021	Director
Mark J. Gallenberger

/s/ Sally A. Washlow	March 26, 2021	Director
Sally A. Washlow

DATA I/O CORPORATION
SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Deductions-Describe	Balance at End of Period
(in thousands)
Year Ended December 31, 2019:
Allowance for bad debts	$75	$5	$-(1)	$80

Year Ended December 31, 2020:
Allowance for bad debts	$80	$(14)	$-(1)	$66

(1) Uncollectable accounts
written off, net of recoveries