Form 10-Q
period 2021-03-31
DATA I/O CORP
filed 2021-05-14
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Common Stock, no par value, outstanding as of April 30, 2021:  8,426,863

PART I - FINANCIAL INFORMATION

Item 1.                   Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	March 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,621	$14,167
Trade accounts receivable, net of allowance for
doubtful accounts of $69 and $66, respectively	3,342	2,494
Inventories	5,132	5,270
Other current assets	1,282	1,319
TOTAL CURRENT ASSETS	23,377	23,250

Property, plant and equipment – net	977	1,216
Other assets	990	1,126
TOTAL ASSETS	$25,344	$25,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,412	$1,245
Accrued compensation	1,250	1,509
Deferred revenue	1,269	1,068
Other accrued liabilities	1,311	1,307
Income taxes payable	54	62
TOTAL CURRENT LIABILITIES	5,296	5,191

Operating lease liabilities	482	588
Long-term other payables	150	174

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,421,599 shares as of March 31,
2021 and 8,416,335 shares as of December 31, 2020	20,361	20,071
Accumulated earnings (deficit)	(1,789)	(1,456)
Accumulated other comprehensive income (loss)	844	1,024
TOTAL STOCKHOLDERS’ EQUITY	19,416	19,639
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,344	$25,592

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

Net sales	$6,015	$4,785
Cost of goods sold	2,677	2,001
Gross margin	3,338	2,784
Operating expenses:
Research and development	1,606	1,582
Selling, general and administrative	2,062	1,811
Total operating expenses	3,668	3,393
Operating income (loss)	(330)	(609)
Non-operating income:
Interest income	3	8
Foreign currency transaction gain (loss)	26	52
Total non-operating income (loss)	29	60
Income (loss) before income taxes	(301)	(549)
Income tax (expense) benefit	(32)	(5)
Net income (loss)	($333)	($554)

Basic earnings (loss) per share	($0.04)	($0.07)
Diluted earnings (loss) per share	($0.04)	($0.07)
Weighted-average basic shares	8,420	8,219
Weighted-average diluted shares	8,420	8,219

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020

Net income (loss)	($333)	($554)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(180)	(265)
Comprehensive income (loss)	($513)	($819)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(UNAUDITED)

				Accumulated
	Common Stock		Retained	and Other	Total
			Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity
Balance at December 31, 2019	8,212,748	$18,748	$2,508	$274	$21,530
Repurchased shares	-	-			-
Stock awards issued, net of tax withheld	5,190	(10)	-	-	(10)
Issuance of stock through: ESPP	3,509	14	-	-	14
Share-based compensation	-	249	-	-	249
Net income (loss)	-	-	(554)	-	(554)
Other comprehensive income (loss)	-	-	-	(265)	(265)
Balance at March 31, 2020	8,221,447	$19,001	$1,954	$9	$20,964
Balance at December 31, 2020	8,416,335	$20,071	($1,456)	$1,024	$19,639
Repurchased shares	-	-			-
Stock awards issued, net of tax withheld	2,089	(4)	-	-	(4)
Issuance of stock through: ESPP	3,175	16	-	-	16
Share-based compensation	-	278	-	-	278
Net income (loss)	-	-	(333)	-	(333)
Other comprehensive income (loss)	-	-	-	(180)	(180)
Balance at March 31, 2021	8,421,599	$20,361	($1,789)	$844	$19,416

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($333)	($554)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	200	197
Equipment transferred to cost of goods sold	132	(2)
Share-based compensation	278	249
Net change in:
Trade accounts receivable	(843)	973
Inventories	442	189
Other current assets	36	(792)
Accounts payable and accrued liabilities	(94)	(468)
Deferred revenue	175	24
Other long-term liabilities	(105)	(135)
Deposits and other long-term assets	136	771
Net cash provided by (used in) operating activities	24	452

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(92)	(340)
Cash provided by (used in) investing activities	(92)	(340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments
for shares withheld to cover tax	12	4
Cash provided by (used in) financing activities	12	4
Increase (decrease) in cash and cash equivalents	(56)	116

Effects of exchange rate changes on cash	(490)	(238)
Cash and cash equivalents at beginning of period	14,167	13,936
Cash and cash equivalents at end of period	$13,621	$13,814

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$40	$63
See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of March 31, 2021 and March 31, 2020 according to the rules and regulations of the Securities and Exchange Commission ("SEC").  These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2020.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year.  During 2021 and 2020, the impact of capitalization of incremental costs for obtaining contracts was immaterial.  We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

The following table represents our revenues by major categories:

	Three Months Ended
Net sales by type	March 31, 2021	Change	March 31, 2020
(in thousands)
Equipment	$3,347	29.4%	$2,587
Adapter	1,908	41.9%	1,345
Software and Maintenance	760	(10.9%)	853
Total	$6,015	25.7%	$4,785

Share-Based Compensation

All stock-based compensation awards are measured based on estimated fair values on the date of grant and recognized as compensation expense on the straight-line single-option method.  Our share-based compensation is reduced for estimated forfeitures at the time of grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.

Income Tax

Income taxes are computed at current enacted tax rates, less tax credits using the asset and liability method.  Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities.  Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, and any changes in the valuation allowance caused by a change in judgment about the realization of the related deferred tax assets.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The CARES Act, enacted in Q1 2020, accelerated the AMT credit refund of $640,000, resulting in a reclass from non-current asset to a current asset.

Recently Adopted Accounting Pronouncements

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

NOTE 2 – INVENTORIES

Inventories consisted of the following components:

	March 31, 2021	December 31, 2020
(in thousands)
Raw material	$2,915	$3,143
Work-in-process	1,393	1,204
Finished goods	824	923
Inventories	$5,132	$5,270

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	March 31, 2021	December 31, 2020
(in thousands)
Leasehold improvements	$420	$421
Equipment	5,609	5,625
Sales demonstration equipment	824	963
	6,853	7,009
Less accumulated depreciation	5,876	5,793
Property and equipment, net	$977	$1,216

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	March 31, 2021	December 31, 2020
(in thousands)
Lease liability - short term	$612	$673
Product warranty	367	371
Sales return reserve	61	61
Other taxes	110	109
Other	161	93
Other accrued liabilities	$1,311	$1,307

The changes in our product warranty liability for the three months ending March 31, 2021 are as follows:

March 31, 2021
(in thousands)
Liability, beginning balance	$371
Net expenses	184
Warranty claims	(184)
Accrual revisions	(4)
Liability, ending balance	$367

NOTE 5 – LEASES

Our leasing arrangements are primarily for facility leases we use to conduct our operations. The following table presents our future lease payments for long-term operating leases as of March 31, 2021:

Operating Lease Commitments
(in thousands)
2021 (remaining)	$576
2022	341
2023	111
2024	87
2025	66
Thereafter	82
Total	$1,263
Less Imputed interest	(169)
Total operating lease liabilities	$1,094

Cash paid for operating lease liabilities for the three months ended March 31, 2021 and 2020 were $201,000 and $185,000, respectively.  There were three new operating leases during the three months ended March 31, 2021.

The following table presents supplemental balance sheet information related to leases as of March 31, 2021:

	Balance at March 31, 2021	Balance at December 31, 2020
(in thousands)
Right-of-use assets (Long-term other assets)	$945	$1,081
Lease liability-short term (Other accrued liabilities)	612	673
Lease liability-long term (Operating lease liabilities)	482	588

At March 31, 2021, the weighted average remaining lease term is 2.83 and the weighted average discount rate used is 5%.

The components of our lease expense for the three months ended March 31, 2021 and 2020 include operating lease costs of $171,000 and $163,000, respectively, and short-term lease costs of $7,000 and $7,000, respectively.

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

During the fourth quarter of 2016, we signed a lease agreement for a new facility located near Munich, Germany which was effective March 1, 2017 through February 28, 2022 with a five year extension available.  This lease is for approximately 4,895 square feet.

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At March 31, 2021, the purchase commitments and other obligations totaled $1.5 million of which all but $75,000 are expected to be paid over the next twelve months.

NOTE 7 – CONTINGENCIES

As of March 31, 2021, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2021	March 31, 2020
(in thousands except per share data)
Numerator for basic and diluted
earnings (loss) per share:
Net income (loss)	($333)	($554)

Denominator for basic
earnings (loss) per share:
Weighted-average shares	8,420	8,219

Employee stock options and awards	251	56

Denominator for diluted
earnings (loss) per share:
Adjusted weighted-average shares &
assumed conversions of stock options	8,671	8,275

Basic and diluted
earnings (loss) per share:
Total basic earnings (loss) per share	($0.04)	($0.07)
Total diluted earnings (loss) per share	($0.04)	($0.07)

Options to purchase 25,000 and 25,000 shares respectively were outstanding as of March 31, 2021 and 2020, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 9 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three months ended March 31, 2021 and 2020, respectively, were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
(in thousands)
Cost of goods sold	$10	$6
Research and development	71	64
Selling, general and administrative	197	179
Total share-based compensation	$278	$249

Equity awards granted during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020

Restricted Stock Units	2,000	-
Stock Options	-	-

Non-employee directors Restricted Stock Units (“RSUs”) vest over one year and options vest over three years and have a six-year exercise period.  Employee RSUs typically vest over four years and employee Non-Qualified stock options typically vest quarterly over 4 years and have a six-year exercise period.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at March 31, 2021 are:

March 31, 2021

Unamortized future equity compensation expense (in thousands)	$1,725
Remaining weighted average amortization period (in years)	2.26

Item 2.                   Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements herein regarding economic outlook, impact of COVID-19; industry prospects and trends; expected business recovery; industry partnerships; future results of operations or financial position; future spending; breakeven revenue point; expected market decline, bottom or growth; market acceptance of our newly introduced or upgraded products or services; the sufficiency of our cash to fund future operations and capital requirements; development, introduction and shipment of new products or services; changing foreign operations; trade issues and tariffs; expected inventory levels; expectations for unsupported platform or product versions and related inventory and other charges; and any other guidance on future periods are forward-looking statements  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report.  The Reader should not place undue reliance on these forward-looking statements.  The discussions above and in the section in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in our Annual report on Form 10-K for the year ended December 31, 2020, describe some, but not all, of the factors that could cause these differences.

OVERVIEW

In 2020, due to cyclical downturn and a COVID-19 related downturn in orders, combined with continued significant investments in our security deployment business, we incurred operating losses. Our strong cash position and balance sheet combined with our long-term view of the market gave us the financial flexibility to make these security business decisions.  At Data I/O, we are investing for the long-term to retain and extend our leadership position in automotive electronics and security deployment.  On the product side, we continue to invest with a long-term focus towards expanding our markets and creating unique value for our customers. This is true for both our traditional core business as well as the emerging security deployment business.

Our short-term challenge continues to be operating in a cyclical, COVID-19 impacted, and rapidly evolving industry environment, which saw significant improvement in the first quarter of 2021.  During the second quarter of 2020, we saw the business level bottom for our automotive electronics business.  We continue to balance industry changes, industry partnerships, new technologies, business geography shifts, travel and customer restrictions, customer shut downs, exchange rate volatility, trade issues and tariffs, COVID-19 impacts, semiconductor chip shortages, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.  We continue to manage our costs carefully and execute strategies for cash preservation, protecting our employee base and cost reductions. Many of our employees continue to work remotely from home, with the essential production and process workers onsite as part of our essential operations.

We are focusing our research and development efforts in our strategic growth markets, namely automotive electronics and IoT new programming technologies, secure supply chain solutions, automated programming systems and their enhancements for the manufacturing environment and software. We are continuing to develop technology to securely provision new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers. In late 2020, we released updated SentriX hardware and tools which simplify the customer acquisition process, and reduce dependency on third party suppliers. We also upgraded SentriX® security deployment systems in the field to this new architecture. We plan to deliver new programming technology and automated handling systems for managed and secure programming in the manufacturing environment.  We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including various configurations of NAND Flash, e-MMC, UFS and microcontrollers on our newer products.

Our customer focus has been on global and strategic high-volume manufacturers in key market segments like automotive electronics, IoT, industrial controls and consumer electronics as well as programming centers.

Although the long-term prospects for our strategic growth markets should be good, these markets and our business have been, and are likely to continue to be, adversely impacted by the global pandemic of COVID-19. Chip shortages are causing issues and some automotive plant shutdowns.  This appears to be temporary and in some cases drives consumable adapter demand in order to support alternative chips.

As a global company with 93% of our 2020 sales in international markets, we have been and expect to continue to be significantly impacted by the COVID-19 pandemic, which started to impact us first in China and spread to the rest of Asia, USA, Europe and all other markets we serve, with follow-on waves of impact.  We have seen China lead in business recovery, with the Americas following.  Europe’s recovery, we believe, will be in the late second quarter or second half of the year, lagging behind the other geographies.  Although our facilities in Shanghai, Redmond and Germany are currently operating in pandemic related restricted ways, we believe that our classification as essential by certain U.S. customer groups will continue to keep operations open.  We source other components from China and other countries that are used to manufacture our equipment in China and in our Redmond, Washington facility and these components may not be readily available or subject to delays. Our manufacturing facilities in Shanghai and Redmond have helped us to be part of a resilient supply chain to our customers with dual production of some products and local sourcing of many suppliers.  Many of our employees and executives are working from home and we are limiting visitors to our facilities as the pandemic continues.  All of our facilities are subject to restrictions and closure by governmental entities. The pandemic has and may continue to impact our revenues in some geographies, our ability to obtain key components and to manufacture our products, as well as sell, install and support our products around the world. We expect wide-spread vaccinations to help restore business interactions with customers, however we expect to continue to be impacted and respond to customer site restrictions on sales and service visits, travel restrictions, closed borders, cancelled trade shows and industry gatherings, and modifications in our operations to allow social distancing.  See also the detailed discussion of the impacts of COVID-19 on our business and markets in Item 1A, Risk Factors in our annual report on Form 10-K. The pandemic could have the effect of heightening many of the other risks described in it. Annual projections on spending, growth, mix, and profitability have been and are likely to be further revised substantially as new information is obtained.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year.  During 2021 and 2020, the impact of capitalization of incremental costs for obtaining contracts was immaterial.  We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

Tax Valuation Allowances:  Given the uncertainty created by our loss history, as well as the current and ongoing cyclical and COVID-19 pandemic related uncertain economic outlook for our industry and capital and geographic spending as well as income and current net deferred tax assets by entity and country, we expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances.  At the current time, we expect, therefore, that reversals of the tax valuation allowance will take place as we are able to take advantage of the underlying tax loss or other attributes in carry forward or their use by future income or circumstances allow us to realize these attributes.  The transfer pricing and expense or cost sharing arrangements are complex areas where judgments, such as the determination of arms-length arrangements, can be subject to challenges by different tax jurisdictions.

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

Results of Operations:

Net Sales

	Three Months Ended
Net sales by product line	March 31, 2021	Change	March 31, 2020
(in thousands)
Automated programming systems	$4,910	43.7%	$3,418
Non-automated programming systems	1,105	(19.2%)	1,367
Total programming systems	$6,015	25.7%	$4,785

	Three Months Ended
Net sales by location	March 31, 2021	Change	March 31, 2020
(in thousands)
United States	$284	4.4%	$272
% of total	4.7%		5.7%

International	$5,731	27.0%	$4,513
% of total	95.3%		94.3%

	Three Months Ended
Net sales by type	March 31, 2021	Change	March 31, 2020
(in thousands)
Equipment sales	$3,347	29.4%	$2,587
Adapter sales	1,908	41.9%	1,345
Software and maintenance	760	(10.9%)	853
Total programming systems	$6,015	25.7%	$4,785

Net sales in the first quarter of 2021 were $6.0 million, as compared with $4.8 million in the prior year period and $4.9 million in the fourth quarter of 2020.  Sales in the first quarter of 2020 were impacted by a cyclical capital spending downturn and the start of COVID-19 related shut downs.  First quarter 2021 bookings were $5.4 million, as compared with $4.3 million in the prior year period and $6.0 million in fourth quarter of 2020.  We believe the sequentially down bookings were due to customer orders accelerated to the prior quarter as well as normally lower first quarter seasonal demand.  We saw stronger sales funnel activity in March 2021. We have seen resumptions in business, first in China, followed by the Americas. We believe Europe is a quarter or so behind Asia and the Americas in the recovery to previous business levels.

On a geographic basis, international sales represented approximately 95.3% of total net sales for the first quarter of 2021 compared with 94.3% in the prior year period. Total capital equipment sales were 56% of revenues, adapters were 31% and software and services revenues were 13% of revenues respectively in the first quarter of 2021 compared with 54% and 28% and 18% respectively for the first quarter of 2020.

Backlog at March 31, 2021 was $3.0 million, as compared with $3.9 million at year end and up from $2.3 million at March 31, 2020.  Data I/O had $1.3 million in deferred revenue at the end of the first quarter of 2021 as compared with $1.5 million at the end of the first quarter of 2020.

Gross Margin

	Three Months Ended
	March 31, 2021	Change	March 31, 2020
(in thousands)
Gross margin	$3,338	19.9%	$2,784
Percentage of net sales	55.5%		58.2%

Gross margin as a percentage of sales in the first quarter of 2021 was 55.5% as compared to 58.2% in the same period last year. For the first quarter of 2021 gross margin was primarily impacted by 4 points of less favorable factory variances in the current quarter; and 2 points of higher direct materials as a result of a revenue mix shift from software and services to capital equipment sales and adapter sales as a percentage of total revenues. Offsetting these was 3 point of a favorable impact of overhead spread over the higher sales volume. We expect the gross margin percentages in the second quarter of 2021 to be in the mid to upper 50s.

Research and Development

	Three Months Ended
	March 31, 2021	Change	March 31, 2020
(in thousands)
Research and development	$1,606	1.5%	$1,582
Percentage of net sales	26.7%		33.1%

Research and development (“R&D”) expenses in the first quarter of 2021 were approximately the same as compared to the same period in 2020.

Selling, General and Administrative

	Three Months Ended
	March 31, 2021	Change	March 31, 2020
(in thousands)
Selling, general &
administrative	$2,062	13.9%	$1,811
Percentage of net sales	34.3%		37.8%

Selling, General and Administrative (“SG&A”) expenses were higher in the first quarter of 2021 compared to the same period in 2020 primarily due to $220,000 in higher sales commissions.  Also, expenses were higher for consulting, audit and investor relations, offset in part by lower travel costs and incentive compensation accruals. Cost control measures have remained in place during the first quarter of 2021 and are expected to continue in the second quarter of 2021.

Interest

	Three Months Ended
	March 31, 2021	Change	March 31, 2020
(in thousands)
Interest income	$3	(62.5%)	$8

Interest income was lower in the first quarter 2021 compared to the same period in 2020 primarily due to lower invested cash funds.

Income Taxes

	Three Months Ended
	March 31, 2021	Change	March 31, 2020
(in thousands)
Income tax benefit (expense)	($32)	540.0%	($5)

Income tax benefit (expense) for the first quarter of both 2021 and 2020, primarily related to foreign and state taxes.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $9.0 million as of March 31, 2021.  As of March 31, for both 2021 and 2020, our deferred tax assets and valuation allowance have been reduced by approximately $371,000 and $355,000, respectively, associated with the requirements of accounting for uncertain tax positions.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.  The CARES Act, initiated in Q1 2020, accelerated the AMT credit refund of $640,000, resulting in a reclass from non-current asset to a current asset.

Financial Condition

Liquidity and Capital Resources

	March 31, 2021	Change	December 31, 2020
(in thousands)
Working capital	$18,081	$22	$18,059

At March 31, 2021, our principal sources of liquidity consisted of existing cash and cash equivalents.  Cash decreased $546,000 from December 31, 2020 primarily from funding the operating loss and 2020 year end accruals.

Net working capital at the end of the first quarter of 2021 and 2020 remained unchanged at $18.1 million, with redeployment of cash and offsetting changes in accounts receivable and current liabilities.

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

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period.  We expect that cash will be needed to fund the business growth as operations recover to previous levels.  We may require additional cash at the U.S. headquarters, which could cause potential repatriation of cash that is held in our foreign subsidiaries.  For any repatriation, there may be tax and other impediments to any repatriation actions.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek possible additional financing.

OFF-Balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 5, “Leases” and Note 6, “Other Commitments”, we have no off-balance sheet arrangements.

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was ($105,000) in the first quarter of 2021 compared to ($359,000) in the first quarter of 2020.  Adjusted EBITDA, excluding equity compensation (a non-cash item), was $173,000 in the first quarter of 2021, compared to ($110,000) in the first quarter of 2020.

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

Non-Generally accepted accounting principles (GAAP) FINANCIAL Measure RECONCILIATION

	Three Months Ended March 31,
	2021	2020
(in thousands)
Net Income (loss)	($333)	($554)
Interest (income)	(3)	(8)
Taxes	32	5
Depreciation & amortization	199	198
EBITDA earnings (loss)	($105)	($359)

Equity compensation	278	249
Adjusted EBITDA earnings (loss),
excluding equity compensation	$173	($110)

Recently Adopted Accounting Pronouncements

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

PART II - OTHER INFORMATION

Item 1.                   Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of March 31, 2021, we were not a party to any material pending legal proceedings.

Item 1A.                 Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 20, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There are no material changes to the Risk Factors described in our Annual Report.

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

DATED:   May 13, 2021

DATA I/O CORPORATION

(REGISTRANT)

By: /s/Anthony Ambrose

Anthony Ambrose

President and Chief Executive Officer

(Principal Executive Officer and Duly Authorized Officer)

By: /s/Joel S. Hatlen

Joel S. Hatlen

Vice President and Chief Operating and Financial Officer

Secretary and Treasurer

(Principal Financial Officer and Duly Authorized Officer)