Form 10-Q
period 2021-06-30
DATA I/O CORP
filed 2021-08-12
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

		Accelerated filer	☐
Large accelerated filer	☐	Smaller reporting company	☒
Non-accelerated filer	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Shares of Common Stock, no par value, outstanding as of July 31, 2021:  8,619,522

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	June 30, 2021	December 31, 2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,013	$14,167
Trade accounts receivable, net of allowance for
doubtful accounts of $83 and $66, respectively	4,502	2,494
Inventories	5,611	5,270
Other current assets	1,179	1,319
TOTAL CURRENT ASSETS	24,305	23,250

Property, plant and equipment – net	971	1,216
Other assets	1,614	1,126
TOTAL ASSETS	$26,890	$25,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,720	$1,245
Accrued compensation	1,700	1,509
Deferred revenue	1,340	1,068
Other accrued liabilities	1,293	1,307
Income taxes payable	93	62
TOTAL CURRENT LIABILITIES	6,146	5,191

Operating lease liabilities	1,085	588
Long-term other payables	161	174

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,619,522 shares as of June 30,
2021 and 8,416,335 shares as of December 31, 2020	20,320	20,071
Accumulated earnings (deficit)	(1,818)	(1,456)
Accumulated other comprehensive income (loss)	996	1,024
TOTAL STOCKHOLDERS’ EQUITY	19,498	19,639
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,890	$25,592

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net sales	$6,733	$4,655	$12,748	$9,440
Cost of goods sold	2,896	2,216	5,573	4,217
Gross margin	3,837	2,439	7,175	5,223
Operating expenses:
Research and development	1,673	1,614	3,279	3,196
Selling, general and administrative	2,054	1,703	4,116	3,514
Total operating expenses	3,727	3,317	7,395	6,710
Operating income (loss)	110	(878)	(220)	(1,487)
Non-operating income:
Interest income	-	1	3	9
Foreign currency transaction gain (loss)	(64)	(83)	(38)	(31)
Total non-operating income (loss)	(64)	(82)	(35)	(22)
Income (loss) before income taxes	46	(960)	(255)	(1,509)
Income tax (expense) benefit	(75)	(97)	(107)	(102)
Net income (loss)	$(29)	$(1,057)	$(362)	$(1,611)

Basic earnings (loss) per share	$0.00	$(0.13)	$(0.04)	$(0.19)
Diluted earnings (loss) per share	$0.00	$(0.13)	$(0.04)	$(0.19)
Weighted-average basic shares	8,517	8,302	8,469	8,261
Weighted-average diluted shares	8,517	8,302	8,469	8,261

See notes to consolidated financial statements

4

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net income (loss)	$(29)	$(1,057)	$(362)	$(1,611)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	152	85	4,210	(180)
Comprehensive income (loss)	$123	$(972)	$3,848	$(1,791)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(UNAUDITED)

	Common Stock		Retained Earnings	Accumulated and Other Comprehensive Income	Total Stockholders’
	Shares	Amount	(Deficit)	(Loss)	Equity
Balance at December 31, 2019	8,212,748	$18,748	$2,508	$274	$21,530
Repurchased shares	-	-			-
Stock awards issued, net of tax withheld	5,190	(10)	-	-	(10)
Issuance of stock through: ESPP	3,509	14	-	-	14
Share-based compensation	-	249	-	-	249
Net income (loss)	-	-	(554)	-	(554)
Other comprehensive income (loss)	-	-	-	(265)	(265)
Balance at March 31, 2020	8,221,447	$19,001	$1,954	$9	$20,964
Repurchased shares	-	-			-
Stock awards issued, net of tax withheld	169,496	(163)	-	-	(163)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	481	-	-	481
Net income (loss)	-	-	(1,057)	-	(1,057)
Other comprehensive income (loss)	-	-	-	85	85
Balance at June 30, 2020	8,390,943	19,319	897	94	20,310
Balance at December 31, 2020	8,416,335	$20,071	($1,456)	$1,024	$19,639
Repurchased shares	-	-			-
Stock awards issued, net of tax withheld	2,089	(4)	-	-	(4)
Issuance of stock through: ESPP	3,175	16	-	-	16
Share-based compensation	-	278	-	-	278
Net income (loss)	-	-	(333)	-	(333)
Other comprehensive income (loss)	-	-	-	(180)	(180)
Balance at March 31, 2021	8,421,599	$20,361	($1,789)	$844	$19,416
Repurchased shares	-	-			-
Stock awards issued, net of tax withheld	197,923	(442)	-	-	(442)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	401	-	-	401
Net income (loss)	-	-	(29)	-	(29)
Other comprehensive income (loss)	-	-	-	152	152
Balance at June 30, 2021	8,619,522	$20,320	($1,818)	$996	$19,498

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($362)	($1,611)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	350	446
Equipment transferred to cost of goods sold	131	52
Share-based compensation	680	730
Net change in:
Trade accounts receivable	(2,031)	1,262
Inventories	(20)	273
Other current assets	139	(1,076)
Accounts payable and accrued liabilities	626	(541)
Deferred revenue	273	(77)
Other long-term liabilities	(222)	(264)
Deposits and other long-term assets	280	912
Net cash provided by (used in) operating activities	(156)	106

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(235)	(432)
Cash provided by (used in) investing activities	(235)	(432)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments
for shares withheld to cover tax	(431)	(159)
Cash provided by (used in) financing activities	(431)	(159)
Increase (decrease) in cash and cash equivalents	(822)	(485)

Effects of exchange rate changes on cash	(332)	(178)
Cash and cash equivalents at beginning of period	14,167	13,936
Cash and cash equivalents at end of period	$13,013	$13,273

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$78	$69

See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of June 30, 2021 and June 30, 2020 according to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2020.

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

The following table represents our revenues by major categories:

	Three Months Ended			Six Months Ended
Net sales by type	June 30, 2021	Change	June 30, 2020	June 30, 2021	Change	June 30, 2020
(in thousands)
Equipment	$4,130	66.8%	$2,476	$7,477	47.7%	$5,063
Adapter	1,942	46.7%	1,324	3,850	44.2%	2,669
Software and Maintenance	661	(22.7%)	855	1,421	(16.8%)	1,708
Total	$6,733	44.6%	$4,655	$12,748	35.0%	$9,440

Share-Based Compensation

All stock-based compensation awards are measured based on estimated fair values on the date of grant and recognized as compensation expense on the straight-line single-option method. Our share-based compensation is reduced for estimated forfeitures at the time of grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.

Income Tax

Income taxes are computed at current enacted tax rates, less tax credits using the asset and liability method. Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, and any changes in the valuation allowance caused by a change in judgment about the realization of the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The CARES Act, enacted in Q1 2020, accelerated the AMT credit refund of $640,000, which is carried as a current asset.

COVID-19

In 2021, we have continued to react to and manage our business relative to the COVID-19 pandemic. During 2020, COVID-19 had impacted all aspects of our business, from customer demand, to supply chain integrity, employee safety, business processes, and financial management. As a global company, we had to manage each of these while working within the guidelines of local and national policy in the U.S., China and Germany. Our philosophy at the start of the outbreak was simple:

1. Keep our people and their families safe;

2. Keep our facilities safe and operational while we serve our customers as an essential business; and

3. Preserve cash

We have managed the COVID-19 impact successfully to date, with no known employee transmissions in the workplace and significant preservation of our cash and working capital. Our resilient supply chain model kept our facilities in Shanghai, China and Redmond, Washington open, and serving customers globally. We face continued international travel restrictions, shipping delays, and inability to meet with customers in person. As business has recovered we have been able to respond by having the working capital needed and the workforce in place. In the second quarter, we experienced a surge of demand as customers resumed operations and adding capacity. In supply chains around the world with the re-openings and now, in a believed ripple effect, factories are experiencing the impact of chip shortages on their production plans. This appears to be a shorter-term issue and the outlook for automotive electronics remains strong for a decade. Waves of COVID-19 infection rates and variants have kept or re-imposed revised travel restrictions. Customers largely have not permitted in-person sales and other visits. Converting these interactions to remote and virtual means has meant implementing new processes and technology usage.

In production, in addition to adding protective health measures for our employees, we have focused on supply chain resilience and duplicating production capability for some products in both our Shanghai, China and Redmond, USA facilities. We implemented additional supplier financial and other monitoring, as well as adding additional local suppliers and increasing inventory stock levels of key parts. Other than production employees who necessarily are onsite, most other Redmond employees are working remotely with hybrid flexibility to be onsite as desired or needed and this is expected to continue through the summer. China employees are generally onsite. We believe our exposure to COVID-19 risks are reduced by vaccination coverage, which is mid 90% in Redmond with our China and Germany facilities not far behind.

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

NOTE 2 – INVENTORIES

Inventories consisted of the following components:

	June 30, 2021	December 31, 2020
(in thousands)
Raw material	$3,439	$3,143
Work-in-process	1,377	1,204
Finished goods	795	923
Inventories	$5,611	$5,270

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	June 30, 2021	December 31, 2020
(in thousands)
Leasehold improvements	$425	$421
Equipment	5,570	5,625
Sales demonstration equipment	802	963
	6,797	7,009
Less accumulated depreciation	5,826	5,793
Property and equipment, net	$971	$1,216

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	June 30, 2021	December 31, 2020
(in thousands)
Lease liability - short term	$604	$673
Product warranty	383	371
Sales return reserve	71	61
Other taxes	127	109
Other	108	93
Other accrued liabilities	$1,293	$1,307

The changes in our product warranty liability for the six months ending June 30, 2021 are as follows:

June 30, 2021
(in thousands)
Liability, beginning balance	$371
Net expenses	383
Warranty claims	(383)
Accrual revisions	12
Liability, ending balance	$383

NOTE 5 – LEASES

Our leasing arrangements are primarily for facility leases we use to conduct our operations. The following table presents our future lease payments for long-term operating leases as of June 30, 2021:

Operating Lease Commitments
(in thousands)
2021 (remaining)	$412
2022	678
2023	429
2024	368
2025	67
Thereafter	82
Total	$2,036
Less Imputed interest	(346)
Total operating lease liabilities	$1,690

Cash paid for operating lease liabilities for the three and six months ended June 30, 2021 were $202,000 and $402,000, respectively. There were three new operating leases during the six months ended June 30, 2021.

Cash paid for operating lease liabilities for the three and six months ended June 30, 2020 were $189,000 and $374,000, respectively.

The following table presents supplemental balance sheet information related to leases as of June 30, 2021:

	Balance at June 30, 2021	Balance at December 31, 2020
(in thousands)
Right-of-use assets (Long-term other assets)	$1,569	$1,081
Lease liability-short term (Other accrued liabilities)	604	673
Lease liability-long term (Operating lease liabilities)	1,086	588

At June 30, 2021, the weighted average remaining lease term is 2.83 years and the weighted average discount rate used is 5%.

The components of our lease expense for the three and six months ended June 30, 2021 include operating lease costs of $172,000 and $343,000, respectively, and short-term lease costs of $8,000 and $15,000, respectively.

The components of our lease expense for the three and six months ended June 30, 2020 include operating lease costs of $164,000 and $326,000, respectively, and short-term lease costs of $8,000 and $16,000, respectively.

Our lease for the Redmond, Washington headquarters facility runs through July 31, 2022. This lease is for approximately 20,460 square feet.

Our lease for a facility located in Shanghai, China ran through October 31, 2021. In April 2021, we signed a lease extension effective November 1, 2021 that extends the lease through October 31, 2024. This lease is for approximately 19,400 square feet.

Our lease near Munich, Germany runs through February 28, 2022 with a five year extension available. This lease is for approximately 4,895 square feet.

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At June 30, 2021, the purchase commitments and other obligations totaled $2.5 million of which all but $81,000 are expected to be paid over the next twelve months.

NOTE 7 – CONTINGENCIES

As of June 30, 2021, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 8 – INCOME TAXES

Income tax benefit (expense) for the second quarter of both 2021 and 2020, primarily related to foreign and state taxes.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes. We have a valuation allowance of $9.5 million as of June 30, 2021. As of June 30, for both 2021 and 2020, our deferred tax assets and valuation allowance have been reduced by approximately $376,000 and $363,000, respectively, associated with the requirements of accounting for uncertain tax positions. Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(in thousands except per share data)
Numerator for basic and diluted
earnings (loss) per share:
Net income (loss)	$(29)	$(1,057)	$(362)	$(1,611)

Denominator for basic
earnings (loss) per share:
Weighted-average shares	8,517	8,302	8,469	8,261

Employee stock options and awards	-	-	-	-

Denominator for diluted
earnings (loss) per share:
Adjusted weighted-average shares &
assumed conversions of stock options	8,517	8,302	8,469	8,261

Basic and diluted
earnings (loss) per share:
Basic earnings (loss) per share	$0.00	$(0.13)	$(0.04)	$(0.19)
Diluted earnings (loss) per share	$0.00	$(0.13)	$(0.04)	$(0.19)

As all periods presented are net loss, excluded from the computation of diluted earnings per share were weighted average options to purchase shares that were anti-dilutive. For the three months ending June 30, 2021, there were no weighted average options to purchase antidilutive shares and for the six months ending June 30, 2021 there were 24,448 weighted average options to purchase antidilutive shares, For the three and six months ending June 30, 2020, respectively, there were 25,000 weighted average options to purchase antidilutive shares.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method. For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and six months ended June 30, 2021 and 2020, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(in thousands)
Cost of goods sold	$16	$15	$26	$21
Research and development	101	132	172	196
Selling, general and administrative	284	334	482	513
Total share-based compensation	$401	$481	$680	$730

Equity awards granted during the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Restricted Stock Units	254,400	376,200	256,400	376,200
Stock Options	-	-	-	-

Non-employee directors Restricted Stock Units (“RSUs”) vest over one year and options vest over three years and have a six-year exercise period. Employee RSUs typically vest over four years and employee Non-Qualified stock options typically vest quarterly over 4 years and have a six-year exercise period.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at June 30, 2021 are:

June 30, 2021

Unamortized future equity compensation expense (in thousands)	$2,844
Remaining weighted average amortization period (in years)	2.92

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

OVERVIEW

In 2021, we have continued to react to and manage our business relative to the COVID-19 pandemic. During 2020, COVID-19 had impacted all aspects of our business, from customer demand, to supply chain integrity, employee safety, business processes, and financial management. As a global company, we had to manage each of these while working within the guidelines of local and national policy in the U.S., China and Germany. Our philosophy at the start of the outbreak was simple:

1. Keep our people and their families safe;

2. Keep our facilities safe and operational while we serve our customers as an essential business; and

3. Preserve cash

We have managed the COVID-19 impact successfully to date, with no known employee transmissions in the workplace and significant preservation of our cash and working capital. Our resilient supply chain model kept our facilities in Shanghai, China and Redmond, Washington open, and serving customers globally. We face continued international travel restrictions, shipping delays, and inability to meet with customers in person. As business has recovered we have been able to respond by having the working capital needed and the workforce in place. In the second quarter, we experienced a surge of demand as customers resumed operations and adding capacity. In supply chains around the world with the re-openings and now, in a believed ripple effect, factories are experiencing the impact of chip shortages on their production plans. This appears to be a shorter-term issue and the outlook for automotive electronics remains strong for a decade. Waves of COVID-19 infection rates and variants have kept or re-imposed revised travel restrictions. Customers largely have not permitted in-person sales and other visits. Converting these interactions to remote and virtual means has meant implementing new processes and technology usage.

In production, in addition to adding protective health measures for our employees, we have focused on supply chain resilience and duplicating production capability for some products in both our Shanghai, China and Redmond, USA facilities. We implemented additional supplier financial and other monitoring, as well as adding additional local suppliers and increasing inventory stock levels of key parts. Other than production employees who necessarily are onsite, most other Redmond employees are working remotely with hybrid flexibility to be onsite as desired or needed and this is expected to continue through the summer. China employees are generally onsite. We believe our exposure to COVID-19 risks are reduced by vaccination coverage, which is mid 90% in Redmond with our China and Germany facilities not far behind.

Our short-term challenge continues to be operating in a cyclical, COVID-19 impacted, and rapidly evolving industry environment, which saw significant improvement in the first quarter of 2021, which continued to improve in the second quarter of 2021. In particular the surge in demand with bookings of $8.9 million that provided a $5 million backlog at the end of the second quarter. Our focus has been dealing with COVID-19 related issues, especially supply chain shortages and lead-times, which have been managed though carefully maintaining inventory levels. We also continue to balance a host of current issues including industry changes, industry partnerships, new technologies, business geography shifts, travel and customer restrictions, customer shut downs, exchange rate volatility, trade issues and tariffs, semiconductor chip shortages, , shipping challenges, increasing costs and strategic investments in our business with the level of demand and mix of business we expect. We continue to manage our costs carefully and execute strategies for cash preservation, protecting our employee base and cost reductions. These actions have ensured that with the recovery we are able to finance and resume growth

We are focusing our research and development efforts in our strategic growth markets, namely automotive electronics and IoT new programming technologies, secure supply chain solutions, automated programming systems and their enhancements for the manufacturing environment and software. At Data I/O, we are investing for the long-term to retain and extend our leadership position in automotive electronics and security deployment. We are continuing to develop technology to securely provision new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers. In late 2020, we released updated SentriX hardware and tools which simplify the customer acquisition process, and reduce dependency on third party suppliers. We also upgraded SentriX® security deployment systems in the field to this new architecture. We plan to deliver new programming technology and automated handling systems for managed and secure programming in the manufacturing environment. We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including various configurations of NAND Flash, e-MMC, UFS and microcontrollers on our newer products.

Our customer focus has been on global and strategic high-volume manufacturers in key market segments like automotive electronics, IoT, industrial controls and consumer electronics as well as programming centers.

Although the long-term prospects for our strategic growth markets should be good, these markets and our business have been, and are likely to continue to be, adversely impacted by the global pandemic of COVID-19. Chip shortages are causing issues and some automotive plant or production shutdowns. This appears to be temporary and in some cases, for us, drives consumable adapter demand in order to support alternative chips.

As a global company with 93% of our 2020 sales in international markets, we have been and expect to continue to be significantly impacted by the COVID-19 pandemic. Although our facilities in Shanghai, Redmond and Germany are currently operating in some pandemic related restricted ways, we believe that our classification as essential by certain U.S. customer groups will continue to keep operations open. We source some components from China and other countries that are used to manufacture our equipment in China and in our Redmond, Washington facility and these components may not be readily available or subject to delays. Our manufacturing facilities in Shanghai and Redmond have helped us to be part of a resilient supply chain to our customers with dual production of some products and local sourcing of many suppliers. Many of our employees and executives are still working from home and we are limiting visitors to our facilities as the pandemic continues. All of our facilities are subject to restrictions, rapid regulation changes, and closure by governmental entities. The pandemic has and may continue to impact our revenues in some geographies, our ability to obtain key components and to manufacture our products, as well as sell, install and support our products around the world. We expect wide-spread vaccinations to help restore business interactions with customers, however we expect continued customer site restrictions on sales and service visits, travel restrictions, closed borders, cancelled trade shows and industry gatherings, and modifications in our operations. See also the detailed discussion of the impacts of COVID-19 on our business and markets in Item 1A, Risk Factors in our annual report on Form 10-K. The pandemic could have the effect of heightening many of the other risks described in it. Annual projections on spending, growth, mix, and profitability have been and are likely to be further revised substantially as new information is obtained.

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

Our critical accounting policies have not changed from those discussed in our 2020 Form 10-K.

Results of Operations:

Net Sales

	Three Months Ended			Six Months Ended
Net sales by product line	June 30, 2021	Change	June 30, 2020	June 30, 2021	Change	June 30, 2020
(in thousands)
Automated programming systems	$5,379	52.3%	$3,531	$10,289	48.1%	$6,949
Non-automated programming systems	1,354	20.5%	1,124	2,459	(1.3%)	2,491
Total programming systems	$6,733	44.6%	$4,655	$12,748	35.0%	$9,440

	Three Months Ended			Six Months Ended
Net sales by location	June 30, 2021	Change	June 30, 2020	June 30, 2021	Change	June 30, 2020
(in thousands)
United States	$469	61.7%	$290	$753	34.0%	$562
% of total	7.0%		6.2%	5.9%		6.0%

International	$6,264	43.5%	$4,365	$11,995	35.1%	$8,878
% of total	93.0%		93.8%	94.1%		94.0%

	Three Months Ended			Six Months Ended
Net sales by type	June 30, 2021	Change	June 30, 2020	June 30, 2021	Change	June 30, 2020
(in thousands)
Equipment sales	$4,130	66.8%	$2,476	$7,477	47.7%	$5,063
Adapter sales	1,942	46.7%	1,324	3,850	44.2%	2,669
Software and maintenance	661	(22.7%)	855	1,421	(16.8%)	1,708
Total programming systems	$6,733	44.6%	$4,655	$12,748	35.0%	$9,440

Net sales in the second quarter of 2021 were $6.7 million, up 45% as compared with $4.7 million in the second quarter of 2020. The increase from the prior year period primarily reflects higher overall demand for equipment and higher adapter sales associated with the increased usage and growing installed base of machines throughout the world. Recurring and consumable revenues which includes adapter sales represented $2.6 million or 39% of total revenues in the second quarter 2021, as compared with $2.2 million or 47% of the lower second quarter 2020 total. Total capital equipment sales were 61.4% of revenues, adapters were 28.8% and software and services revenues were 9.8% of revenues respectively in the second quarter of 2021 compared with 53.2% and 28.4% and 18.4% respectively for the second quarter of 2020.

On a geographic basis, international sales represented approximately 93.0% of total net sales for the second quarter of 2021 compared with 93.8% in the prior year period.

Second quarter 2021 bookings were $8.9 million, up 79% from $5.0 million in the second quarter of the prior year.

Backlog at June 30, 2021 was approximately $5.0 million, up from $3.0 million at March 31, 2021 and $2.8 million at June 30, 2020. Data I/O had $1.4 million in deferred revenue at the end of the second quarter of 2021 as compared with $1.1 million at the end of fourth quarter of 2020.

Gross Margin

	Three Months Ended			Six Months Ended
	June 30, 2021	Change	June 30, 2020	June 30, 2021	Change	June 30, 2020
(in thousands)
Gross margin	$3,837	57.3%	$2,439	$7,175	37.4%	$5,223
Percentage of net sales	57.0%		52.4%	56.3%		55.3%

Gross margin as a percentage of sales was 57.0% in the second quarter of 2021, as compared to 52.4% in the same period of the prior year. The difference in gross margin as a percentage of sales primarily reflects the leverage on fixed production costs from higher revenues, improved factory variances and channel and product mix.

Research and Development

	Three Months Ended			Six Months Ended
	June 30, 2021	Change	June 30, 2020	June 30, 2021	Change	June 30, 2020
(in thousands)
Research and development	$1,673	3.7%	$1,614	$3,279	2.6%	$3,196
Percentage of net sales	24.8%		34.7%	25.7%		33.9%

Research and development (“R&D”) expenses in the second quarter of 2021 were relatively consistent compared to the same period in 2020.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	June 30, 2021	Change	June 30, 2020	June 30, 2021	Change	June 30, 2020
(in thousands)

Selling, general & administrative	$2,054	20.6%	$1,703	$4,116	17.1%	$3,514
Percentage of net sales	30.5%		36.6%	32.3%		37.2%

Selling, General and Administrative (“SG&A”) expenses in the second quarter of 2021 increased by approximately $351,000 from the prior year period primarily due to higher sales commissions associated with the channel mix and sharply increased demand for programming equipment as well as higher incentive compensation as the Company returned to profitability on an operating income basis.

Interest

	Three Months Ended			Six Months Ended
	June 30, 2021	Change	June 30, 2020	June 30, 2021	Change	June 30, 2020
(in thousands)
Interest income	$0	(100.0%)	$1	$3	(66.7%)	$9

Interest income was lower in the second quarter 2021 compared to the same period in 2020 primarily due to lower invested funds and lower interest yields.

Income Taxes

	Three Months Ended			Six Months Ended
	June 30, 2021	Change	June 30, 2020	June 30, 2021	Change	June 30, 2020
(in thousands)
Income tax benefit (expense)	$(75)	(22.7%)	$(97)	$(107)	4.9%	$(102)

Income tax benefit (expense) for the second quarter of both 2021 and 2020, primarily related to foreign and state taxes.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes. We have a valuation allowance of $9.5 million as of June 30, 2021. As of June 30, for both 2021 and 2020, our deferred tax assets and valuation allowance have been reduced by approximately $376,000 and $363,000, respectively, associated with the requirements of accounting for uncertain tax positions. Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

Financial Condition

Liquidity and Capital Resources

	June 30, 2021	Change	December 31, 2020
(in thousands)
Working capital	$18,159	$100	$18,059

At June 30, 2021, our principal sources of liquidity consisted of existing cash and cash equivalents. Cash decreased $1.2 million from December 31, 2020 primarily from funding the operating loss and 2020 year end accruals.

Net working capital at the end of the second quarter of 2021 compared to December 3, 2020 increased approximately $100,000 to $18.2 million, with redeployment of cash and offsetting changes in accounts receivable and current liabilities.

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

As a result of our cyclical and seasonal industry, significant product development, customer support and selling and marketing efforts, we have required substantial working capital to fund our operations. We have tried to balance our level of development spending with the goal of profitable operations or managing the impact on business levels related to COVID-19. We have implemented or have initiatives to implement geographic shifts in our operations, optimize real estate usage, reduce exposure to the impact of currency volatility and tariffs, increase product development differentiation, and reduce costs.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURES

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $196,000 in the second quarter of 2021 compared to ($712,000) in the second quarter of 2020. Adjusted EBITDA, excluding equity compensation (a non-cash item), was $597,000 in the second quarter of 2021, compared to ($231,000) in the second quarter of 2020.

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $90,000 in the six months ended June 30, 2021 compared to ($1,071,000) in the same period of 2020. Adjusted EBITDA, excluding equity compensation (a non-cash item) was $770,000 in the six months ended June 30, 2021 compared to ($341,000) in the same period of 2020.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURE RECONCILIATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Net Income (loss)	$(29)	$(1,057)	$(362)	$(1,611)
Interest (income)	-	(1)	(3)	(9)
Taxes	75	97	107	102
Depreciation & amortization	150	249	348	447
EBITDA earnings (loss)	$196	$(712)	$90	$(1,071)

Equity compensation	401	481	680	730
Adjusted EBITDA earnings (loss),
excluding equity compensation	$597	$(231)	$770	$(341)

New Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 for a discussion of new accounting pronouncements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2021, we were not a party to any material pending legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the Risk Factors described in our Annual Report.

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

DATED: August 12, 2021

DATA I/O CORPORATION
(REGISTRANT)

By:	/s/Anthony Ambrose
Anthony Ambrose
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By:	/s/Joel S. Hatlen
Joel S. Hatlen
Vice President and Chief Operating and Financial Officer
Secretary and Treasurer (Principal Financial Officer and Duly Authorized Officer)

