Form 10-Q
period 2021-09-30
DATA I/O CORP
filed 2021-11-12
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Shares of Common Stock, no par value, outstanding as of October 29, 2021: 8,621,007

DATA I/O CORPORATION

FORM 10-Q
For the Quarter Ended September 30, 2021

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	September 30, 2021	December 31, 2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,241	$14,167
Trade accounts receivable, net of allowance for
doubtful accounts of $84 and $66, respectively	4,051	2,494
Inventories	6,050	5,270
Other current assets	518	1,319
TOTAL CURRENT ASSETS	24,860	23,250

Property, plant and equipment – net	940	1,216
Other assets	1,454	1,126
TOTAL ASSETS	$27,254	$25,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,527	$1,245
Accrued compensation	2,206	1,509
Deferred revenue	1,223	1,068
Other accrued liabilities	1,281	1,307
Income taxes payable	141	62
TOTAL CURRENT LIABILITIES	6,378	5,191

Operating lease liabilities	942	588
Long-term other payables	221	174

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,621,007 shares as of September 30,
2021 and 8,416,335 shares as of December 31, 2020	20,608	20,071
Accumulated earnings (deficit)	(1,806)	(1,456)
Accumulated other comprehensive income (loss)	911	1,024
TOTAL STOCKHOLDERS’ EQUITY	19,713	19,639
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,254	$25,592

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net sales	$6,730	$5,947	$19,478	$15,387
Cost of goods sold	2,642	2,670	8,215	6,887
Gross margin	4,088	3,277	11,263	8,500
Operating expenses:
Research and development	1,730	1,567	5,009	4,763
Selling, general and administrative	2,216	1,810	6,332	5,324
Total operating expenses	3,946	3,377	11,341	10,087
Operating income (loss)	142	(100)	(78)	(1,587)
Non-operating income:
Interest income	8	4	11	13
Foreign currency transaction gain (loss)	(26)	(271)	(64)	(302)
Total non-operating income (loss)	(18)	(267)	(53)	(289)
Income (loss) before income taxes	124	(367)	(131)	(1,876)
Income tax (expense) benefit	(112)	(340)	(219)	(442)
Net income (loss)	$12	($707)	($350)	($2,318)

Basic earnings (loss) per share	$0.00	($0.09)	($0.04)	($0.28)
Diluted earnings (loss) per share	$0.00	($0.09)	($0.04)	($0.28)
Weighted-average basic shares	8,621	8,394	8,519	8,305
Weighted-average diluted shares	8,760	8,394	8,519	8,305

See notes to consolidated financial statements

4

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income (loss)	$12	($707)	($350)	($2,318)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(85)	482	(113)	302
Comprehensive income (loss)	($73)	($225)	($463)	($2,016)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(UNAUDITED)

				Accumulated
			Retained	and Other	Total
	Common Stock		Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity
Balance at December 31, 2019	8,212,748	$18,748	$2,508	$274	$21,530
Stock awards issued, net of tax withheld	5,190	(10)	-	-	(10)
Issuance of stock through: ESPP	3,509	14	-	-	14
Share-based compensation	-	249	-	-	249
Net income (loss)	-	-	(554)	-	(554)
Other comprehensive income (loss)	-	-	-	(265)	(265)
Balance at March 31, 2020	8,221,447	$19,001	$1,954	$9	$20,964
Stock awards issued, net of tax withheld	169,496	(163)	-	-	(163)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	481	-	-	481
Net income (loss)	-	-	(1,057)	-	(1,057)
Other comprehensive income (loss)	-	-	-	85	85
Balance at June 30, 2020	8,390,943	19,319	897	94	20,310
Stock awards issued, net of tax withheld	4,657	15	-	-	15
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	366	-	-	366
Net income (loss)	-	-	(707)	-	(707)
Other comprehensive income (loss)	-	-	-	482	482
Balance at September 30, 2020	8,395,600	19,700	190	576	20,466
Balance at December 31, 2020	8,416,335	$20,071	($1,456)	$1,024	$19,639
Stock awards issued, net of tax withheld	2,089	(4)	-	-	(4)
Issuance of stock through: ESPP	3,175	16	-	-	16
Share-based compensation	-	278	-	-	278
Net income (loss)	-	-	(333)	-	(333)
Other comprehensive income (loss)	-	-	-	(180)	(180)
Balance at March 31, 2021	8,421,599	$20,361	($1,789)	$844	$19,416
Stock awards issued, net of tax withheld	197,923	(442)	-	-	(442)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	401	-	-	401
Net income (loss)	-	-	(29)	-	(29)
Other comprehensive income (loss)	-	-	-	152	152
Balance at June 30, 2021	8,619,522	$20,320	($1,818)	$996	$19,498
Stock awards issued, net of tax withheld	176	-	-	-	-
Issuance of stock through: ESPP	1,309	8	-	-	8
Share-based compensation	-	280	-	-	280
Net income (loss)	-	-	12	-	12
Other comprehensive income (loss)	-	-	-	(85)	(85)
Balance at September 30, 2021	8,621,007	$20,608	($1,806)	$911	$19,713

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($350)	($2,318)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	516	620
Equipment transferred to cost of goods sold	121	186
Share-based compensation	961	1,096
Net change in:
Trade accounts receivable	(1,601)	18
Inventories	(465)	11
Other current assets	800	(140)
Accounts payable and accrued liabilities	897	477
Deferred revenue	228	(352)
Other long-term liabilities	(287)	(1,014)
Deposits and other long-term assets	443	1,074
Net cash provided by (used in) operating activities	1,263	(342)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(361)	(654)
Cash provided by (used in) investing activities	(361)	(654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments
for shares withheld to cover tax	(424)	(144)
Cash provided by (used in) financing activities	(424)	(144)
Increase (decrease) in cash and cash equivalents	478	(1,140)

Effects of exchange rate changes on cash	(404)	186
Cash and cash equivalents at beginning of period	14,167	13,936
Cash and cash equivalents at end of period	$14,241	$12,982

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	($463)	$338

See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of September 30, 2021 and September 30, 2020 according to the rules and regulations of the Securities and Exchange Commission ("SEC"). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2020.

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

The following table represents our revenues by major categories:

	Three Months Ended			Nine Months Ended
Net sales by type	September 30, 2021	Change	September 30, 2020	September 30, 2021	Change	September 30, 2020
(in thousands)
Equipment	$4,077	5.6%	$3,861	$11,554	29.5%	$8,924
Adapter	1,901	52.6%	1,246	5,751	46.9%	3,915
Software and Maintenance	752	(10.5%)	840	2,173	(14.7%)	2,548
Total	$6,730	13.2%	$5,947	$19,478	26.6%	$15,387

Share-Based Compensation

All stock-based compensation awards are measured based on estimated fair values on the date of grant and recognized as compensation expense on the straight-line single-option method. Our share-based compensation is reduced for estimated forfeitures at the time of grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.

Income Tax

Income taxes are computed at current enacted tax rates, less tax credits using the asset and liability method. Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, and any changes in the valuation allowance caused by a change in judgment about the realization of the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The CARES Act, enacted in Q1 2020, accelerated the AMT credit refund of $640,000, which was previously carried as a current asset and was received in September, 2021.

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

We have managed the COVID-19 impact successfully to date, with no known employee transmissions in the workplace and significant preservation of our cash and working capital. Our resilient supply chain model kept our facilities in Shanghai, China and Redmond, Washington open, and serving customers globally. We face continued international travel restrictions, shipping delays, and inability to meet with customers in person. As business has recovered we have been able to respond by having the working capital needed and the workforce in place. In the second quarter, we experienced a surge of demand as customers resumed operations and adding capacity. The backlog created by the surge resulted in the revenue growth in the third quarter. In supply chains around the world with the re-openings and now, in a believed ripple effect, factories are experiencing the impact of chip shortages on their production plans. This appears to be a shorter-term issue and the outlook by industry analysts for automotive electronics remains strong for a decade. Waves of COVID-19 infection rates and variants have kept or re-imposed revised travel restrictions. Customers largely have not permitted in-person sales and other visits. Converting these interactions to remote and virtual means has meant implementing new processes and technology.

In production, in addition to adding protective health measures for our employees, we have focused on supply chain resilience and duplicating production capability for some products in both our Shanghai, China and Redmond, USA facilities. We implemented additional supplier financial and other monitoring, as well as adding additional local suppliers and increasing inventory stock levels of key parts. Other than production employees who necessarily are onsite, most other Redmond employees are working remotely with hybrid flexibility to be onsite as desired or needed and this is expected to continue through year-end. China employees are generally onsite. We believe our exposure to COVID-19 risks are reduced by vaccination coverage, which is 98% in Redmond with our China and Germany facilities not far behind.

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

NOTE 2 – INVENTORIES

Inventories consisted of the following components:

	September 30, 2021	December 31, 2020
(in thousands)
Raw material	$3,743	$3,143
Work-in-process	1,412	1,204
Finished goods	895	923
Inventories	$6,050	$5,270

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	September 30, 2021	December 31, 2020
(in thousands)
Leasehold improvements	$425	$421
Equipment	5,637	5,625
Sales demonstration equipment	767	963
	6,829	7,009
Less accumulated depreciation	5,889	5,793
Property and equipment, net	$940	$1,216

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	September 30, 2021	December 31, 2020
(in thousands)
Lease liability - short term	$556	$673
Product warranty	416	371
Sales return reserve	71	61
Other taxes	153	109
Other	85	93
Other accrued liabilities	$1,281	$1,307

The changes in our product warranty liability for the nine months ending September 30, 2021 are as follows:

September 30, 2021
(in thousands)
Liability, beginning balance	$371
Net expenses	621
Warranty claims	(621)
Accrual revisions	45
Liability, ending balance	$416

NOTE 5 – LEASES

Our leasing arrangements are primarily for facility leases we use to conduct our operations. The following table presents our future lease payments for long-term operating leases as of September 30, 2021:

Operating Lease Commitments
(in thousands)
2021 (remaining)	$236
2022	682
2023	433
2024	371
2025	65
Thereafter	80
Total	$1,867
Less Imputed interest	(369)
Total operating lease liabilities	$1,498

Cash paid for operating lease liabilities for the three and nine months ended September 30, 2021 was $203,000 and $605,000, respectively. There were three new operating leases during the nine months ended September 30, 2021.

Cash paid for operating lease liabilities for the three and nine months ended September 30, 2020 was $194,000 and $568,000, respectively.

The following table presents supplemental balance sheet information related to leases:

	Balance at September 30, 2021	Balance at December 31, 2020
(in thousands)
Right-of-use assets (Long-term other assets)	$1,409	$1,081
Lease liability-short term (Other accrued liabilities)	556	673
Lease liability-long term (Operating lease liabilities)	942	588

At September 30, 2021, the weighted average remaining lease term is 2.90 years and the weighted average discount rate used is 5%.

The components of our lease expense for the three and nine months ended September 30, 2021 include operating lease costs of $172,000 and $515,000, respectively, and short-term lease costs of $7,000 and $22,000, respectively.

The components of our lease expense for the three and nine months ended September 30, 2020 include operating lease costs of $168,000 and $494,000, respectively, and short-term lease costs of $9,000 and $26,000, respectively.

Our lease for the Redmond, Washington headquarters facility ran through July 31, 2022. On October 4, 2021, we signed a lease amendment effective August 1, 2022 extending the lease to January 31, 2026. This lease is for approximately 20,460 square feet.

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

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At September 30, 2021, the purchase commitments and other obligations totaled $2.1 million of which all but $58,000 are expected to be paid over the next twelve months.

NOTE 7 – CONTINGENCIES

As of September 30, 2021, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 8 – INCOME TAXES

Income tax benefit (expense) for the third quarter of both 2021 and 2020, primarily related to foreign and state taxes.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes. We have a valuation allowance of $8.0 million as of September 30, 2021. As of September 30, for both 2021 and 2020, our deferred tax assets and valuation allowance have been reduced by approximately $381,000 and $370,000, respectively, associated with the requirements of accounting for uncertain tax positions. Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(in thousands except per share data)
Numerator for basic and diluted
earnings (loss) per share:
Net income (loss)	$12	($707)	($350)	($2,318)

Denominator for basic
earnings (loss) per share:
Weighted-average shares	8,621	8,394	8,519	8,305

Employee stock options and awards	139	69	-	57

Denominator for diluted
earnings (loss) per share:
Adjusted weighted-average shares &
assumed conversions of stock options	8,760	8,463	8,519	8,362

Basic and diluted
earnings (loss) per share:
Basic earnings (loss) per share	$0.00	($0.09)	($0.04)	($0.28)
Diluted earnings (loss) per share	$0.00	($0.09)	($0.04)	($0.28)

Weighted average options to purchase 12,500 shares for the three month period ending September 30, 2021 were excluded from the computation of diluted earnings per share as the options were anti-dilutive. Other periods presented are net loss, and thus weighted average options to purchase anti-dilutive shares were excluded from the diluted earnings per share for those periods. For the nine months ending September 30, 2021, there were 20,421 weighted average options to purchase anti-dilutive share. For both the three and nine months ending September 30, 2020, there were 25,000 weighted average options to purchase anti-dilutive shares.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method. For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and nine months ended September 30, 2021 and 2020, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(in thousands)
Cost of goods sold	$16	$12	$42	$33
Research and development	66	87	238	283
Selling, general and administrative	198	267	680	780
Total share-based compensation	$280	$366	$960	$1,096

Equity awards granted during the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Restricted Stock Units	1,000	-	257,400	376,200
Stock Options	-	-	-	-

Non-employee directors Restricted Stock Units (“RSUs”) vest over one year and options vest over three years and have a six-year exercise period. Employee RSUs typically vest over four years and employee Non-Qualified stock options typically vest quarterly over 4 years and have a six-year exercise period.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at September 30, 2021 are:

September 30, 2021

Unamortized future equity compensation expense (in thousands)	$2,570
Remaining weighted average amortization period (in years)	2.75

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated events through November 12, 2021, the date the condensed consolidated financial statements were available to be issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding economic outlook, impact of COVID-19; industry prospects and trends; expected business recovery; industry partnerships; future results of operations or financial position; future spending; breakeven revenue point; expected market decline, bottom or growth; market acceptance of our newly introduced or upgraded products or services; the sufficiency of our cash to fund future operations and capital requirements; development, introduction and shipment of new products or services; changing foreign operations; trade issues and tariffs; expected inventory levels; expectations for unsupported platform or product versions and related inventory and other charges; supply chain expectations; semiconductor chip shortages; and any other guidance on future periods are forward-looking statements Forward-looking statements reflect management’s current expectations and are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report. The Reader should not place undue reliance on these forward-looking statements. The discussions above and in the section in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in our Annual report on Form 10-K for the year ended December 31, 2020, describe some, but not all, of the factors that could cause these differences.

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

We have managed the COVID-19 impact successfully to date, with no known employee transmissions in the workplace and significant preservation of our cash and working capital. Our resilient supply chain model kept our facilities in Shanghai, China and Redmond, Washington open, and serving customers globally. We face continued international travel restrictions, shipping delays, and inability to meet with customers in person. As business has recovered we have been able to respond by having the working capital needed and the workforce in place. In the third quarter, we experienced a slowdown of demand as customers, we believe, were unable to secure an adequate silicon supply for planned capacity expansion. In supply chains around the world with the re-openings and now, in a believed ripple effect, factories are experiencing the impact of chip shortages on their production plans. This appears to be a shorter-term issue, but expected to have some continuing impact into 2022. However, the outlook by industry analysts for automotive electronics remains strong for a decade. Waves of COVID-19 infection rates and variants have kept or re-imposed revised travel restrictions. Customers largely have not permitted in-person sales and other visits. Converting these interactions to remote and virtual means has meant implementing new processes and technology.

In production, in addition to adding protective health measures for our employees, we have focused on supply chain resilience and duplicating production capability for some products in both our Shanghai, China and Redmond, USA facilities. We implemented additional supplier financial and other monitoring, as well as adding additional local suppliers and increasing inventory stock levels of key parts. Other than production employees who necessarily are onsite, most other Redmond employees are working remotely with hybrid flexibility to be onsite as desired or needed and this is expected to continue through year-end. China employees are generally onsite. We believe our exposure to COVID-19 risks are reduced by vaccination coverage, which is 98% in Redmond with our China and Germany facilities not far behind.

Our short-term challenge continues to be operating in a cyclical, COVID-19 impacted, and rapidly evolving industry environment, which saw significant improvement of revenue, up 27%, in the first three quarters of 2021 as compared to the same period of 2020. Bookings were up 30% for the same comparative periods, but declined in the third quarter, we believe, due to silicon chip shortages discussed above. Our focus has been dealing with COVID-19 related issues, especially supply chain shortages and lead-times, which have been managed though carefully maintaining inventory levels. We also continue to balance a host of current issues including industry changes, industry partnerships, new technologies, business geography shifts, travel and customer restrictions, customer shut downs, exchange rate volatility, trade issues and tariffs, semiconductor chip shortages, shipping challenges, increasing costs (inflation) and strategic investments in our business with the level of demand and mix of business we expect. We continue to manage our costs carefully and execute strategies for cash preservation, protecting our employee base and managing supply chain price increases.

We are focusing our research and development efforts in our strategic growth markets, namely automotive electronics and IoT new programming technologies, secure supply chain solutions, automated programming systems and their enhancements for the manufacturing environment and software. At Data I/O, we are investing for the long-term to retain and extend our leadership position in automotive electronics and security deployment. We are continuing to develop technology to securely provision newer categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers. In late 2020, we released updated SentriX hardware and tools which simplify the customer acquisition process, and reduce dependency on third party suppliers. We also upgraded SentriX® security deployment systems in the field to this new architecture. We plan to deliver new programming technology and automated handling systems for managed and secure programming in the manufacturing environment. We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including various configurations of NAND Flash, e-MMC, UFS and microcontrollers on our newer products.

Our customer focus has been on global and strategic high-volume manufacturers in key market segments like automotive electronics, IoT, industrial controls and consumer electronics as well as programming centers.

Although the long-term prospects for our strategic growth markets should be good, these markets and our business have been, and are likely to continue to be, adversely impacted by the global COVID-19 pandemic. Chip shortages are causing issues and some automotive plant or production shutdowns. This appears to be temporary and in some cases, for us, drives consumable adapter demand in order to support alternative chips.

As a global company with 93% of our 2020 sales in international markets, we have been and expect to continue to be significantly impacted by the COVID-19 pandemic. Although our facilities in Shanghai, Redmond and Germany are currently operating in some pandemic-related restricted ways, we believe that our classification as essential by certain U.S. customer groups will continue to keep operations open. We source some components from China and other countries that are used to manufacture our equipment in China and in our Redmond, Washington facility and these components may not be readily available or subject to delays. Our manufacturing facilities in Shanghai and Redmond have helped us to be part of a resilient supply chain to our customers with dual production of some products and local sourcing of many suppliers. Many of our employees and executives are still working from home, and we are limiting visitors to our facilities as the pandemic continues. All of our facilities are subject to restrictions, rapid regulation changes, and closure by governmental entities. The pandemic has and may continue to impact our revenues in some geographies, our ability to obtain key components and to manufacture our products, as well as sell, install and support our products around the world. We expect wide-spread vaccinations to help restore business interactions with customers, however we expect continued customer site restrictions on sales and service visits, travel restrictions, closed borders, cancelled trade shows and industry gatherings, and modifications in our operations. See also the detailed discussion of the impacts of COVID-19 on our business and markets in Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 31, 2020. The pandemic could have the effect of heightening many of the other risks described in our Form 10-K. Annual projections on spending, growth, mix, and profitability have been and are likely to be further revised substantially as new information is obtained.

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

Our critical accounting policies have not changed from those discussed in our 2020 Form 10-K.

Results of Operations:

Net Sales

	Three Months Ended			Nine Months Ended
Net sales by product line	September 30, 2021	Change	September 30, 2020	September 30, 2021	Change	September 30, 2020
(in thousands)
Automated programming systems	$5,528	16.7%	$4,736	$15,817	35.4%	$11,685
Non-automated programming systems	1,202	(0.7%)	1,211	3,661	(1.1%)	3,702
Total programming systems	$6,730	13.2%	$5,947	$19,478	26.6%	$15,387

	Three Months Ended			Nine Months Ended
Net sales by location	September 30, 2021	Change	September 30, 2020	September 30, 2021	Change	September 30, 2020
(in thousands)
United States	$922	107.2%	$445	$1,676	66.4%	$1,007
% of total	13.7%		7.5%	8.6%		6.5%

International	$5,808	5.6%	$5,502	$17,802	23.8%	$14,380
% of total	86.3%		92.5%	91.4%		93.5%

	Three Months Ended			Nine Months Ended
Net sales by type	September 30, 2021	Change	September 30, 2020	September 30, 2021	Change	September 30, 2020
(in thousands)
Equipment sales	$4,077	5.6%	$3,861	$11,554	29.5%	$8,924
Adapter sales	1,901	52.6%	1,246	5,751	46.9%	3,915
Software and maintenance	752	(10.5%)	840	2,173	(14.7%)	2,548
Total programming systems	$6,730	13.2%	$5,947	$19,478	26.6%	$15,387

Net sales in the third quarter of 2021 were $6.7 million, up 13% as compared with $5.9 million in the third quarter of 2020. The increase from the prior year period primarily reflects higher overall demand for equipment and higher adapter sales associated with the increased usage and growing installed base of machines throughout the world. Recurring and consumable revenues, which include adapter sales, represented $2.7 million or 39% of total revenues in the third quarter 2021, as compared with $2.1 million or 35% of the lower third quarter 2020 total. Total capital equipment sales were 61% of revenues, adapters were 28% and software and services revenues were 11% of revenues respectively in the third quarter of 2021 compared with 65% and 21% and 14% respectively for the third quarter of 2020.

On a geographic basis, international sales represented approximately 86% of total net sales for the third quarter of 2021 compared with 93% in the prior year period.

Third quarter 2021 bookings were $5 million, down from $5.6 million in the third quarter of the prior year. The current quarter’s bookings we believe were impacted by chip shortages and supply chain issues, which resulted in demand delays.

Backlog at September 30, 2021 was approximately $3.3 million, down from $5.0 million at June 30, 2021 and up from $2.8 million at September 30, 2020. Data I/O had $1.4 million in deferred revenue at the end of the third quarter of 2021 as compared with $1.1 million at the end of fourth quarter of 2020.

Gross Margin

	Three Months Ended			Nine Months Ended
	September 30, 2021	Change	September 30, 2020	September 30, 2021	Change	September 30, 2020
(in thousands)
Gross margin	$4,088	24.7%	$3,277	$11,263	32.5%	$8,500
Percentage of net sales	60.7%		55.1%	57.8%		55.2%

Gross margin as a percentage of sales was 60.7% in the third quarter of 2021, as compared to 55.1% in the same period of the prior year. The difference in gross margin as a percentage of sales primarily reflects the leverage on fixed production costs from higher revenues, and improved factory variances as well as channel mix.

Research and Development

	Three Months Ended			Nine Months Ended
	September 30, 2021	Change	September 30, 2020	September 30, 2021	Change	September 30, 2020
(in thousands)
Research and development	$1,730	10.4%	$1,567	$5,009	5.2%	$4,763
Percentage of net sales	25.7%		26.3%	25.7%		31.0%

Research and development (“R&D”) expenses were $1.7 million in the third quarter of 2021 and $1.6 million in the third quarter of 2020, and as a percentage of sales were relatively consistent compared to the same period in 2020.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	September 30, 2021	Change	September 30, 2020	September 30, 2021	Change	September 30, 2020
(in thousands)
Selling, general &
administrative	$2,216	22.4%	$1,810	$6,332	18.9%	$5,324
Percentage of net sales	32.9%		30.4%	32.5%		34.6%

Selling, General and Administrative (“SG&A”) expenses in the third quarter of 2021 increased by approximately $406,000 from the prior year period primarily due to higher sales commissions associated with the mix and higher sales volume for programming equipment as well as higher incentive compensation.

Interest

	Three Months Ended			Nine Months Ended
	September 30, 2021	Change	September 30, 2020	September 30, 2021	Change	September 30, 2020
(in thousands)
Interest income	$8	100.0%	$4	$11	(15.4)%	$13

Interest income was higher in the third quarter 2021 compared to the same period in 2020 primarily due to interest received on the AMT refund.

Income Taxes

	Three Months Ended			Nine Months Ended
	September 30, 2021	Change	September 30, 2020	September 30, 2021	Change	September 30, 2020
(in thousands)
Income tax benefit (expense)	$(112)	(67.1)%	$(340)	$(219)	(50.5)%	$(442)

Income tax benefit (expense) for the third quarter of both 2021 and 2020, primarily related to foreign and minor state taxes.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes. We have a valuation allowance of $8.0 million as of September 30, 2021. As of September 30, for both 2021 and 2020, our deferred tax assets and valuation allowance have been reduced by approximately $381,000 and $370,000, respectively, associated with the requirements of accounting for uncertain tax positions. Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

Financial Condition

Liquidity and Capital Resources

	September 30, 2021	Change	December 31, 2020
(in thousands)
Working capital	$18,482	$423	$18,059

At September 30, 2021, our principal sources of liquidity consisted of existing cash and cash equivalents. Cash increased $74,000 from December 31, 2020 primarily to changes in working capital offset in part by funding the operating loss for 2021. A prior year AMT credit related tax refund of over $600,000 was received during the quarter.

Net working capital at the end of the third quarter of 2021, compared to December 31, 2020, increased approximately $400,000 to $18.5 million, with redeployment of cash and offsetting changes in accounts receivable and current liabilities.

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

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $284,000 in the third quarter of 2021 compared to ($197,000) in the third quarter of 2020. Adjusted EBITDA, excluding equity compensation (a non-cash item), was $564,000 in the third quarter of 2021, compared to $169,000 in the third quarter of 2020.

EBITDA was $374,000 in the nine months ended September 30, 2021 compared to ($1,269,000) in the same period of 2020. Adjusted EBITDA, excluding equity compensation (a non-cash item) was $1,334,000 in the nine months ended September 30, 2021 compared to ($173,000) in the same period of 2020.

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

Non-Generally accepted accounting principles (GAAP) FINANCIAL Measure RECONCILIATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Net Income (loss)	$12	($707)	($350)	($2,318)
Interest (income)	(8)	(4)	(11)	(13)
Taxes	112	340	219	442
Depreciation & amortization	168	174	516	620
EBITDA earnings (loss)	$284	($197)	$374	($1,269)

Equity compensation	280	366	960	1,096
Adjusted EBITDA earnings (loss),
excluding equity compensation	$564	$169	$1,334	($173)

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2021, we were not a party to any material pending legal proceedings.

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

DATED: November 12, 2021

DATA I/O CORPORATION

(REGISTRANT)

By:	/s/ Anthony Ambrose
Anthony Ambrose President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

By:	/s/ Joel S. Hatlen
Joel S. Hatlen Vice President and Chief Operating and Financial Officer Secretary and Treasurer (Principal Financial Officer and Duly Authorized Officer)

