Form 10-K
period 2021-12-31
DATA I/O CORP
filed 2022-03-29
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant as of June 30, 2021:

$55,095,093

Shares of Common Stock, no par value, outstanding as of March 21, 2022:

8,622,369

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its May 19, 2022 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

DATA I/O CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2021

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

Our mission is to bring the world’s electronic devices to life. Programmable devices are used in products such as automobile electronics, smartphones, HDTV, smart meters, gaming systems and a broad category called Internet of Things (“IoT”). IoT is a broad term that addresses the interconnectivity of devices and other electronic or smart products. Our solutions, some of which include security deployment and process control capabilities, enable us to address the demanding requirements of the electronic device market, where applications security and IP protection are essential to our customer’s success. Our largest customers are heavy users of programmable semiconductor devices and include original equipment manufacturers (“OEMs”) in automotive electronics, consumer electronics and IoT markets as well as their programming center partners and electronic manufacturing service (“EMS”) contract manufacturers.

Data I/O was incorporated in the State of Washington in 1969 and its business was founded in 1972. Our website address is www.dataio.com.

COVID-19

In 2021, we continued to react to and manage our business relative to the COVID-19 pandemic. During 2020 and throughout 2021, COVID-19 impacted all aspects of our business, from customer demand, to supply chain integrity, employee safety, business processes, and financial management. As a global company, we had to manage each of these while working within the guidelines of local and national policy in the U.S., China and Germany. Our philosophy at the start of the outbreak was simple:

1.	Keep our employees and their families safe;
2.	Keep our facilities safe and operational while we serve our customers as an essential business; and
3.	Preserve cash.

We have managed the COVID-19 impact successfully to date, with no known employee transmissions in the workplace and significant preservation of our cash and working capital. Our resilient supply chain model kept our facilities in Shanghai, China and Redmond, Washington open, and serving customers globally, despite sporadic government restrictions on our facilities and vendors. We face continued international travel restrictions, shipping delays, and inability to meet with customers in person. As business has recovered, we have been able to respond by having the working capital needed and the workforce in place. We saw a resurgence of orders in the second quarter of 2021 as vaccinations were occurring and customers resumed business. Following this, in the third quarter of 2021, we experienced a slowdown of demand as customers, we believe, were unable to secure an adequate semiconductor parts supply for planned capacity expansion. In supply chains around the world with the re-openings and now, in a believed ripple effect, factories are experiencing the impact of chip shortages on their production plans. This appears to be a shorter-term issue, but is expected to have some continuing impact into 2022. However, the outlook by industry analysts for automotive electronics remains strong for a decade. Waves of COVID-19 infection rates and variants have kept or re-imposed revised travel restrictions. Customers largely have not permitted in-person sales and other visits. Converting these interactions to remote and virtual means has meant implementing new processes and technology.

Industry Background

We enable companies to improve productivity, increase supply-chain security and reduce costs by providing device data programming and security deployment solutions that allow our customers to take IP (large design and data files) and protect and program it into memory, microcontroller, security and logic devices quickly and cost-effectively. We also provide services related to hardware support, system installation and repair, and device programming. Companies that design and manufacture products utilizing programmable electronic devices, ranging from automobiles to cell phones, purchase programming solutions from us. Trends of increasing device densities, shrinking device packages, increased demands for security, and customers increasing their software content file sizes, combined with the increasing numbers of intelligent devices such as automotive electronics and IoT applications, are driving demand for our solutions.

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

Some of our automated programming systems integrate data programming, automated handling functions and/or security deployment into a single product solution. During 2021, we continued to simplify and integrate security deployment into some of our solutions adding the capability to our PSV5000 and as a field upgrade to installed systems. Quality and security-conscious customers, particularly those in high-volume manufacturing and programming, drive this portion of our business.

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

Our programming solutions include a broad range of products, systems, modules and accessories, grouped into two general categories: automated programming systems and manual programming systems. We provide two categories of automated programming systems: off-line and in-line. Our PSV family of automated programming systems delivers a broad range of programming capacity and capability to the marketplace. Our recently announced PSV2800 Automated Programming System focuses on dedicated high-volume manufacturing in a lower cost platform. Our PSV7000 Automated Programming System continues to be well adopted in the marketplace, in particular for automotive electronics customers and as a base for security deployment upgrades. Our PSV5000 automated programming system combines mid-range capacity and flexibility with competitive pricing. Our PSV3000 Automated Programming System is a lower cost platform for basic programming needs. Our PSV family of handlers has won multiple industry awards for technical excellence and innovation.

Our automated systems have list selling prices ranging from $90,000 to $610,000 and our manual systems have list selling prices ranging from $10,000 to $36,000. Our security deployment system, SentriX®, is offered for security provisioning on a pay per part use basis along with related fees.

Data I/O programming technology is integrated with the PSV family to create highly-flexible systems that deliver outstanding performance with low total cost of ownership. The LumenX programming engine is designed to support large eMMC and UFS programming of large NAND FLASH. Increasing memory densities and the need for faster data interfaces are resulting in an expected transition to the use of UFS devices. LumenX is available on our PSV7000 and PSV5000 and as a standalone manual programmer. FlashCORE™, and our universal job setup tool, Tasklink™ for Windows®, are available in each family of our automated programming systems and in FlashPAK™, our manual programming system. The SentriX security system adds security deployment capability to our data programming system. SentriX allows customers of any size and demand-profile to securely add keys, certificates, and other security information to specialized regions of authentication integrated circuits (“ICs”), secure elements and secure microcontrollers. We provide device support and service on all of our products. Device support is a critical aspect of our business and consists of writing software algorithms for devices and developing socket adapters to hold and connect to the device for programming.

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

Sales Percentage of Total Sales Breakdown by Type
Sales Type	2021	2020	Drivers
Equipment Sales	58%	56%	Capacity, Process improvement, Technology
Adapter Sales	30%	28%	Capacity utilization, New customer products
Software and Maintenance Sales	12%	16%	Installed base, Added capabilities
Total	100%	100%

The table below presents our main products and the key features that benefit our customers:

Products	Key Features	Customer Benefits
PSV Handlers: Off-line (Automated)

• Fast program and verify speeds

• Up to 112 programming sites

• Up to 3000 devices per hour throughput

• UFS Support

• Supports LumenX and FlashCORE III programmers

• Supports multiple media types

• Supports quality options – fiber laser marking, 3D coplanarity

• ConneX Factory Integration, Job Composer & other Software

• Managed and secure programming

• High throughput for high density Flash programming

• High flexibility with respect to I/O options (tray, tape, tube), marking/labeling and vision for coplanarity inspection

SentriX Security Deployment System	• Unique ability to securely provision keys and certificates one device at a time • Pay per use model reduces capital spending requirements as the market develops.	• Create Secure IoT devices across a global network • Maintain IP control over the lifecycle of their products
RoadRunner & RoadRunner3 Series Handlers: In-line, (Automated)

• Just-in-time in-line programming

• Direct integration with placement machine supporting SIPLACE, Fuji NXT, Panasonic, Universal/Genesis and Assembleon/K&S

• Factory Integration Software

• Supports FlashCORE III programmers

• Dramatic reduction in inventory carrying and rework costs •“ Zero” footprint • Rapid return on investment (“ROI”) typically realized in a matter of months • Integration with factory systems
LumenX Programmer

• Extensible architecture for fast program, verify and download speeds

• Supports UFS, microcontrollers, Serial FLASH, secure elements and other device types

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

Customers/Markets

We sell our solutions to customers worldwide, many of whom are world-class manufacturers of electronic devices used in a broad range of industries, as described in the following table:

	OEMs		EMS	Programming Centers
	Automotive Electronics	IoT, Industrial, Consumer Electronics, including Wireless	Contract Manufacturers
Notable end customers	Borg Warner, Bosch, Alps Alpine, Visteon, Kostal, JVCKenwood, Harman, Denso Ten, Continental, Panasonic, Magna, Marelli, Tesla	LG, TCL, Siemens, Danfoss, Philips, Schneider, Endress+Hauser, Insta, Microsoft, Sony, Amazon, UTEC	Pegatron, Flex, Jabil, Wistron, Sanmina SCI, Foxconn, Leesys, Calcomp	Arrow, Avnet, BTV, CPS, EPS, Elsil, Elmitech, Noa Leading
Business drivers	Infotainment, Advanced Driver Assist (ADAS), Electrification, Connectivity and Security	Higher functionality driven by increasing electronic content. Shift from analog to connected intelligent devices, security	Production contract wins	Value-added services, logistics, security
Programming equipment drivers	Growing Electronic Content, Global Support, Resilient Supply Chains, new product rollouts, growing file sizes, quality control and traceability, security	Growing Electronic Content, need for IP protection. Process improvement and simplification as well as new product rollouts, memory and new technology, security	New contracts from OEMs, programming solutions specified by OEMs	Capacity utilization of their installed base of equipment, small parts handling, security
Buying criteria	Quality, reliability, configuration control, traceability, global support, IP protection, security	Quality, reliability, configuration control, traceability, global support, IP protection, Security.	Lowest equipment procurement cost, global support	Flexibility, lowest life-cycle cost-per programmed-part, low changeover time; use of multiple vendors provides negotiating leverage, device support availability
Security Deployment	End customer focus	End customer focus	End customer and partner Focus	Partner focus of our SentriX deployments

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

Growth drivers for automotive electronics

•	Consumers desire advanced car features requiring higher levels of sophistication, including autonomous cars, infotainment options (audio, radio, dashboard displays, navigation), ADAS, wireless connectivity and electrification
•	Proliferation of programmable microcontrollers to support the next-generation electronic car systems
•	Increasing use of high-density flash to provide memory for advanced applications that require programming
•	Increasing complexity to support autonomous vehicles
•	Increasing need for security solutions for a secure supply chain and lifecycle firmware integrity

Growth drivers for IoT: including industrial, consumer electronics and wireless

•	Securely controlling groups of connected devices through a secure supply chain and lifecycle firmware integrity management
•	Adding intelligence and processing into devices
•	Connecting previously unconnected devices to networks and the internet (such as smart home, including intelligent thermostats and lighting)
•	Emergence of new devices and applications (such as health and wellness wearable devices and applications)

All of the above growth drivers are long term and are likely to be adversely impacted, at least temporarily, due to the global pandemic of COVID-19 and other global political and economic factors in our markets. Annual projections on spending, growth, mix, and profitability are likely to be revised substantially as new information is obtained.

Diversification of accounts receivable and net sales

During 2021, we sold products to approximately 200 customers throughout the world.

The following represented greater than 10% of net sales for the applicable year:

Percentage of Net Sales	2021	2020	2019

Number of customers	1	1	1

Approximate percentage of net sales	14%	12%	11%

The following represented greater than 10% of our consolidated accounts receivable for the applicable year:

Percentage of Consolidated Accounts Receivable	2021	2020	2019

Number of customers	3	3	2

Approximate percentage of consolidated accounts receivable balance	36%	41%	32%

Percentage of each	13%	17%	17%
Percentage of each	12%	12%	15%
Percentage of each	11%	12%	n/a

Geographic Markets and Distribution

We market and sell our products through a combination of direct sales, indirect sales representatives and distributors, as well as services through programming centers. We continually evaluate our sales channels against our evolving markets and customers and realign them as necessary to ensure that we reach our existing and potential customers in the most effective and efficient manner possible.

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives and direct sales. Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by us. Net sales in the U.S. for 2021, 2020 and 2019 were (in millions) $2.6, $1.5 and $1.7, respectively. Some of our customers’ orders delivered internationally are heavily influenced by U.S. sales-based efforts.

International Sales

International sales represented approximately 90%, 93% and 92% of net sales in 2021, 2020 and 2019, respectively. We make foreign sales through our wholly-owned subsidiaries in Germany and China, as well as through independent distributors and sales representatives operating in 45 countries. Our independent foreign distributors purchase our products for resale and we generally recognize the sale at the time of shipment to the distributor. As with U.S. sales representatives, sales made by international sales representatives are on an agency basis, with sales made directly to the customer by us.

Net international sales for 2021, 2020 and 2019 were (in millions) $23.2, $18.8 and $19.8, respectively. We determine international sales by the international geographic destination into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers. International sales do not include transfers between Data I/O and our foreign subsidiaries. Export sales are subject to U.S. Department of Commerce regulations. We have not, however, experienced difficulties to date as a result of these requirements. Our products typically do not require export licenses. We have not made sales to Iran or any Iranian governmental entities or any other blacklisted companies or countries.

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

Manufacturing, Raw Materials and Backlog

We strive to manufacture and provide the best solutions for advanced programming. We primarily assemble and test our products at our principal facilities in Redmond, Washington and Shanghai, China. Both of these locations are ISO 9001:2015 certified. We outsource our circuit board manufacturing and fabrication. As a resilient supply chain strategy, we manufacture various products in both of our production facilities. This strategy allows opportunity to mitigate some of the risks of having only one location, as well as enabling tariff and tax optimization strategies. We use a combination of standard components and fabricated parts manufactured to our specifications. Most components used are available from a number of different suppliers and subcontractors but certain items, such as some handler and programmer and security deployment subassemblies, custom integrated circuits, hybrid circuits and connectors, are purchased from single sources. We believe that additional sources can be developed for most present single-source components without significant difficulties. Single-source components may not always continue to be readily available or may be subject to part shortage delays. If we cannot develop alternative sources for these components, or if we experience deterioration in relationships with these suppliers, there may be price increases, minimum order quantities, end of life purchase requirements, costs associated with integrating alternatively sourced parts, and delays or reductions in product introductions or shipments, which may materially adversely affect our operating results.

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty, except for contracts calling for custom configuration. To date, such cancellations have not had a material effect on our sales volume. To meet customers’ delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders. Most orders are scheduled for delivery within 1 to 90 days after receipt of the order. Our backlog of pending orders was approximately (in millions) $2.9, $3.9 and $2.9 as of December 31, 2021, 2020 and 2019, respectively. The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

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

During 2021, 2020 and 2019, we made expenditures for research and development of (in millions) $6.6, $6.4 and $6.5, respectively, representing 26%, 31% and 29.9% of net sales, respectively. Research and development costs are generally expensed as incurred.

Patents, Copyrights, Trademarks and Licenses

We rely on a combination of patents, copyrights, trade secrets and trademarks to protect our IP, as well as product development and marketing skill to establish and protect our market position. We continue to apply for and add new patents to our patent portfolio as we develop strategic new technologies. We have approximately 20 U.S. and international awarded patents related to the SentriX platform and security provisioning architecture, processes, and methods.

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

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, portions of our products might infringe upon existing patents or copyrights, and we may be required to obtain licenses or discontinue the use of the infringing technology. We believe that any exposure we may have regarding possible infringement claims is a reasonable business risk similar to that assumed by other companies in the electronic equipment and software industries. However, any claim of infringement, with or without merit, could be costly and a diversion of management’s attention, and an adverse determination could adversely affect our reputation, preclude us from offering certain products, and subject us to substantial liability. As of December 31, 2021, there were no pending actions regarding infringement claims.

Employees

As of December 31, 2021, we had a total of 95 employees, of which 46 were located outside the U.S. and 9 of which were part time. We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand and for special projects. Many of our employees are highly skilled, trained and experienced in specialized areas and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry. None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable. In foreign countries we have employment agreements or, in China, the Shanghai Foreign Services Co., Ltd. (“FSCO”) labor agreement.

When hiring and retaining talent, we create specialized knowledge that is difficult to replace short term. During COVID-19, we specifically avoided COVID-19 related layoffs and other short-term measures to retain specialized skills and advance our research and development efforts while some other competitors were forced to reduce their research and development efforts.

Environmental, Social and Governance (“ESG”)

Data I/O is committed to the responsibilities associated with modern age ESG. The Company’s key pillars for ESG support a framework for sustainable growth and include Leadership & Governance, Environment, Innovation, Human Capital, Social Capital, and Financial Excellence. Initiatives within these areas apply to the company’s daily global operations as well as within its supply chains.

We believe we are the only supplier in our industry with a published conflict mineral policy, and public company governance. We believe we are the only programming industry supplier with a diverse Board of Directors. Our facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment. In addition to this commitment, the company has a track record of meeting its ESG regulatory obligations, being a solid corporate citizen, delivering superior value to its customers and partners, and demonstrating enduring corporate stewardship while consistently returning capital to shareholders through share buybacks.

As the largest and only publicly traded company in its sector, Data I/O has led its industry in disclosing significant operational and financial information. The Company’s Board currently includes Data I/O’s CEO and five Independent Directors. It is diverse in gender, education, professional experience and differences in viewpoints and skills. Through its continuous improvement practices and our operations focus on assembly and test with no fabrication, the company consumes relatively little energy, has minimal or no emissions or pollutants to air and wastewater, and complies with workplace labor, safety and business practices on three continents.

Data I/O is also committed to giving back to our local communities through volunteer and internship programs. The Company provides employees time-off to volunteer and also coordinates group projects. In addition, the Company provides internships to local high school and college students through STEM and technical colleges.

Compliance with environmental laws has not had, nor is it currently expected to have, a material effect on our capital expenditures, financial position, results of operations or competitive position.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 21, 2022:

Name	Age	Position

Anthony Ambrose	60	President and Chief Executive Officer

Joel S. Hatlen	63	Vice President, Chief Operating and Financial Officer, Secretary and Treasurer

Rajeev Gulati	58	Chief Technology Officer, Vice President of Engineering

Michael Tidwell	53	Vice President of Marketing and Business Development

Anthony Ambrose joined Data I/O on October 25, 2012 and is our President and Chief Executive Officer (“CEO”), and a member of the Board of Directors. Prior to Data I/O, Mr. Ambrose was Owner and Principal of Cedar Mill Partners, LLC, a strategy consulting firm since 2011. From 2007 to 2011, he was Vice President and General Manager at RadiSys Corporation, a leading provider of embedded wireless infrastructure solutions, where he led all product divisions and worldwide engineering. Until 2007, he was general manager and held several other progressively responsible positions at Intel Corporation, where he led development and marketing of standards-based telecommunications platforms, and grew the industry standard server business to over $1B in revenues. He is Chair of the EvergreenHealth Foundation Board of Trustees. In 2019 he also became a board member of Cipherloc Corporation (OTCQB: CLOK). Mr. Ambrose has a Bachelor’s of Science in Engineering from Princeton University. He has completed the Stanford Graduate School of Business Director Symposium and earned the Carnegie Mellon University Certificate in Cybersecurity Oversight.

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

Item 1A. Risk Factors

Cautionary Factors That May Affect Future Results

Our disclosure and analysis in this Annual Report contains some forward-looking statements. Forward-looking statements include our current expectations or forecasts of future events. The reader can identify these statements by the fact that they do not relate strictly to historical or current facts. In particular, these include statements relating to future action, the impact of the coronavirus, supply chain expectations, semiconductor chip shortages, Russia-Ukraine war impacts, prospective products, expected market growth, new technologies and trends, industry partnerships, foreign operations, economic expectations, future performance or results of current and anticipated products, sales efforts, expenses, outcome of contingencies, impact of regulatory requirements, tariffs and financial results.

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

As a global company with 90% of our 2021 sales in international markets, we have been and may continue to be, significantly impacted by the word wide coronavirus outbreak, which has affected all markets we serve. Thirty of our employees are based in Shanghai, China and we have a manufacturing facility there which manufactures some of our equipment and develops most of the adapters and algorithms for our equipment. Although our facilities in Shanghai, Redmond and Germany are currently operating, they could be closed for an extended period of time due to outbreaks of new variants of coronavirus. Additionally, we source other components from China and other countries that are used to manufacture our equipment in China and in our Redmond, Washington facility and these components may not be readily available. Many of our Redmond based employees and executives are working from home or hybrid schedules and we limit visitors to our facilities. All of our facilities are subject to restrictions and closure by governmental entities. Travel restrictions have in some cases prevented and may continue to impact equipment installations, repairs and selling at customer sites. As the coronavirus continues as a pandemic, it has and may continue to impact our revenues, our ability to obtain key components and to manufacture our products, as well as sell, install and support our products around the world.

The coronavirus has and continues to impact key tradeshows and travel plans for our employees. Because of the coronavirus, we are not able to visit many of our customers and prospects. Many tradeshows, marketing activities and conferences have been canceled, postponed or made virtual.

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

War based restrictions, embargos, and supply chain disruptions are occurring as a result of the Russian invasion of Ukraine, which could have economic and other indirect impacts to our business. We do not have any operations in Russia or Ukraine, nor do we rely on any software or hardware components sourced from these two countries.

NEW PRODUCTS OR SERVICES

We are pursuing new product or service initiatives, and business models that may develop more slowly and/or to a lesser extent than expected

In order to lead in new and potentially lucrative market opportunities, for example in security deployment of programmable devices, circuit boards and electronic systems, we are making significant investments in people, technology and business development while the market is developing and uncertain. Due to the length of time to market from design to production in security provisioning, if these markets develop more slowly than planned, or if our security deployment solutions are not widely accepted, then we may not achieve our expected return on investment in new technologies, which may significantly affect the results of our existing business.

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

Product and service technology in our industry evolves rapidly, making timely product innovation essential to success in the marketplace. Introducing products and services with improved technologies or features may render our existing products obsolete and unmarketable. Technological advances and trends that may negatively impact our business include:

•	new device package types, densities, chip interfaces and technologies requiring hardware and software changes in order to be programmed by our products, particularly certain segments of the high-density flash memory markets where after placement programming is recommended by certain semiconductor manufacturers;

•	reduction in semiconductor process geometries for certain 3 Dimensional (3D), Multi Level Cell (MLC) and Triple Level Cell (TLC) NAND and eMMC FLASH memories impact the product data retention through Surface Mount Technology (SMT) reflow or X-ray inspection. Improper SMT process control can negatively impact the end customer’s ability to successfully program devices. This can cause them to change their programing methods away from pre-programming to post placement programming techniques, including ISP, ICT. Data I/O has, and continues to work with several semiconductor manufacturers to develop best practices to minimize the impact of reflow and potential concerns about X-ray induced data loss;

•	changes in Flash technology speeds will eventually require us to change the architecture of our programming engines;

•	electronics equipment manufacturing practices, such as widespread use of in-circuit programming or downloading;

•	adoption of proprietary security and programming protocols and additional security capabilities and requirements;

•	customer software platform preferences different from those on which our products operate;

•	customer adoption of newer unsupported semiconductor device technologies such as NVMe memory or device interface methods, particularly if these technologies are adopted by automotive electronics, IoT or wireless customers; and/or

•	more rigid industry standards, which would decrease the value-added element of our products and support services.

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

Concentration in Automotive Electronics and our orders related to automotive electronics customers has been dominant in recent years at 58% in 2021, 53% in 2020 and 60% in 2019. As we have been concentrated on automotive electronics customers, any decrease in demand from these customers (for example, many had plant shut downs during the second quarter of 2020 or experienced semiconductor part shortages during 2021) may materially impact our results, as it will take some time to transition our product line to other markets. Quality standards and business requirements by our automotive electronics customers, driven in turn by their automotive manufacturer customers, may demand processes, and certifications at a higher level than we currently are structured to provide. For example, although we currently meet the ISO 9001:2015 standard, new quality standards may be demanded by our customers with even more rigorous requirements. In addition, contractual provisions may expose us to greater potential liability and costs and we may be required to provide higher service levels than we currently provide. If we cannot adapt to these industry requirements or manage these contractual provisions, our business may be adversely affected.

Delays in development, introduction and shipment of new products or services may result in a decline in sales or increased costs.

We develop new engineering and automated programming systems and services. Significant technological, supplier, manufacturing or other problems may delay the development, introduction or production of these products or services.

For example, we may encounter these problems:

•	technical problems in the development of a new programming and/or security deployment systems or the robotics for new automated handing systems;

•	inability to hire qualified personnel or turnover in existing personnel or inability to engage or retain key technology partners;

•	delays or failures to perform by us or third parties, including some smaller early stage or recently acquired companies, involved in our development projects;

•	dependence on large semiconductor companies for cooperation and support to securely provision their devices. These companies must enable us with specific technical information, and support Data I/O as a qualified solution to their customers and channel partners;

•	development of new products or services that are not accepted by the market; and/or

•	experience delays in supply chain for parts needed for new products.

These problems may result in a delay or decline in sales or increased costs.

We may pursue business acquisitions that could impair our financial position and profitability.

We may pursue acquisitions of complementary technologies, product lines or businesses. Future acquisitions may include risks, such as:

•	burdening management and our operating teams during the integration of the acquisition;

•	diverting management’s attention from other business concerns;

•	failing to successfully integrate, scale or monetize the acquired products or technologies;

•	lack of acceptance of the acquired products by our sales channels or customers;

•	entering markets where we have no or limited prior experience;

•	potential loss of key employees of the acquired company; and/or

•	additional burden of support for an acquired programmer architecture.

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

Technological advances have reduced the barriers of entry into the market in which we compete. We expect competition to increase from both established and emerging companies. If we fail to compete successfully against current and future sources of competition, our profitability and financial performance will be adversely impacted.

THIRD PARTY RELATIONSHIPS

If we do not develop, enhance and retain our relationships with security partners, our business may be adversely affected and we may not be able to timely develop new and cost effective managed and secure programming solutions.

We may be required to complement our skills and expertise with partners’ expertise. Some of these partners are operating with more limited capital and/or management expertise than established firms or recently acquired firms that may have different priorities. Other partners are very large companies where prioritizing work with us may be difficult in light of competing priorities. We may need to develop alternate suppliers, sales channels, and business strategies. In 2020 and 2021, we significantly reduced our dependence on third parties for our SentriX platform.

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

Because we rely on a small number of suppliers for certain parts, we are subject to possible price increases by these suppliers. In 2021, we have seen more part shortages and larger price increases than in recent years. Also, we may be unable to accurately forecast our production schedule. If we underestimate our production schedule, suppliers may be unable to meet our demand for components. This delay in the supply of key components may have a materially adverse effect on our business. For suppliers who discontinue parts, we may be required to make lifetime purchases covering future requirements. Over estimation of demand or excessive minimum order quantities will lead to excess inventories that may become obsolete. Part shortages, especially semiconductor parts in 2021, impact availability, lead times, and pricing that may be disruptive to our production plans, lead times, margins and may result in lost sales.

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

We have an internal sales force and also utilize third-party distributors and representatives. Therefore, the financial stability of these distributors and representatives is important. Their ability to operate, timely pay us, and to acquire any necessary financing may be affected by the current economic climate. Highly skilled professional engineers use most of our products. To be effective, third-party distributors and representatives must possess significant technical, security, marketing, customer relationships and sales resources and must devote their resources to sales efforts, customer education, training and support. These required qualities limit the number of potential third-party distributors and representatives. Our business will suffer if we cannot attract and retain a sufficient number of qualified third-party distributors and representatives to market our products.

MARKET CONDITIONS

A decline in economic and market conditions may result in delayed or decreased capital spending and delayed or defaulted payments from our customers.

The coronavirus will continue to affect economic and market conditions as it continues to spread. Global impacts of the Russian invasion of Ukraine are uncertain at the present time. Our business is highly impacted by capital spending plans and other economic cycles that affect the users and manufacturers of integrated circuits. The industries are highly cyclical and are characterized by rapid technological change, short product life cycles and fluctuations in manufacturing capacity and pricing and gross margin pressures. As we experienced in this and recent prior years, our operations may in the future reflect substantial fluctuations from period-to-period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending. In a difficult economic climate, it may take us longer to receive payments from our customers and some of our customers’ business may fail, resulting in non-payment. Our market growth forecasts and related business decisions may be wrong. These factors could have a material adverse effect on our business and financial condition.

Our international operations may expose us to additional risks that may adversely affect our business.

International sales represented approximately 90%, 93% and 92% of net sales in 2021, 2020 and 2019, respectively. We expect that international sales will continue to be a significant portion of our net revenue. International sales may fluctuate due to various factors, including:

•	the impact of the coronavirus or other viruses;

•	fluctuations in foreign currency exchange rates because 90% of our sales are to international markets, volatile exchange rates may also impact our competitiveness and margins;

•	economic uncertainty related to the European energy cost increases;

•	migration of manufacturing to low cost geographies;

•	unexpected changes in regulatory requirements, including Brexit;

•	tariffs and taxes;

•	bi-lateral and multi-lateral trade agreements;

•	difficulties in staffing and managing foreign operations;

•	longer average payment cycles and difficulty in collecting accounts receivable;

•	compliance with applicable export licensing requirements and the Foreign Corrupt Practices Act;

•	product safety and other certification requirements;

•	difficulties in integrating foreign and outsourced operations; and/or

•	war, civil unrest, political and economic instability, including the Russian invasion of Ukraine.

Because we have customers located throughout the world, we have significant foreign receivables, although none are based in Russia or Ukraine. We may experience difficulties in collecting these amounts as a result of payment practices of certain foreign customers, economic uncertainty and regulations in foreign countries, the availability and reliability of foreign credit information, and potential difficulties in enforcing collection terms.

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

Other factors, which may cause our quarterly operating results to fluctuate, include:

•	increased competition;
•	timing of new product announcements and timing of development expenditures;
•	product or service releases and pricing changes by us or our competitors;
•	market acceptance or delays in the introduction of new products or services;
•	production constraints, including part shortages impact on us and our supply chains;
•	quality issues;
•	labor or material constraints;
•	timing of significant orders;
•	timing of installation or customer acceptance requirements;
•	sales channel mix of direct vs. indirect distribution;
•	civil unrest, war or terrorism;
•	health issues such as the outbreak of the coronavirus or other viruses impacting workers, suppliers, customers, travel, or our facilities;
•	customers’ budgets;
•	changes in accounting rules, tax or other legislation;
•	adverse movements in exchange rates, interest rates or tax rates;
•	cyclical and seasonal nature of demand for our customers’ products;
•	general economic conditions in the countries where we sell products;
•	expenses and delays obtaining authorizations in setting up new operations or locations; and/or
•	facilities relocations.

Due to any of the foregoing factors, it is possible that in some future quarters, our operating results will be below expectations of analysts and investors.

We have a history of operating losses and may be unable to generate enough revenue to achieve and maintain profitability.

We have incurred operating losses in five of the last ten years. We operate in a cyclical industry. We will continue to examine our level of operating expense based upon our projected revenues. Any planned increases in operating expenses may result in losses in future periods if projected revenues are not achieved or the investment level required is too large. As a result, we may need to generate greater revenues than we have recently in order to maintain profitability. However, we cannot provide assurance that our revenues will continue to increase and our business strategies may not be successful, resulting in future losses.

The loss of key employees may adversely affect our operations.

We have employees located in the U.S., Germany and China. We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand. Many of our employees are highly skilled, and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry. None of our employees are represented by a collective bargaining unit, and we believe relations with our employees are favorable, though no assurance can be made that this will be the case in the future. In China, our workers have benefits and similar arrangements provided under a “FSCO” labor agreement, and we could be adversely affected if we were unable to continue that arrangement.

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

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through at least the next one-year period. In the event we require additional cash for U.S. operations or other needs, we may choose to repatriate some, or all, of the cash held in our foreign subsidiaries. There may be tax, legal and other impediments to any repatriation actions. Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases, and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek additional financing.

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

Cybersecurity breaches or terrorism could result in liabilities or costs as well as damage to or loss of our data or customer access to our website and information systems. The collection, storage, transmission, use and disclosure of user data and personal information, if accessed improperly, could give rise to liabilities or additional costs as a result of laws, governmental regulations and evolving views of personal privacy rights.

Cybersecurity attacks may increase as a result of the Russian invasion of Ukraine. Cybersecurity breaches or terrorism could result in the exposure or theft of private or confidential information as well as interrupt our business, including denying customer access to our website and information systems. We transmit, and in some cases store, end-user data, including personal information. In jurisdictions around the world, personal information is becoming increasingly subject to legislation and regulations intended to protect consumers’ privacy and security. The interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions is unclear and evolving. These laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Because our services are accessible in many foreign jurisdictions, some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure. We could be forced to incur significant expenses if we were required to modify our products, our services or our existing security and privacy procedures in order to comply with new or expanded regulations.

Our stock price may be volatile and, as a result, our shareholders may lose some or all of their investment.

The stock prices of technology companies tend to fluctuate significantly. We believe factors such as announcements of new products or services by us or our competitors and quarterly variations in financial results and outlook may cause the market price of our Common Stock to fluctuate substantially. In addition, overall volatility in the stock market, particularly in the technology company sector, is often unrelated to the operating performance of companies. If these market fluctuations continue in the future, they may adversely affect the price of our Common Stock. Additionally, securities of certain companies have recently experienced significant and extreme volatility in stock price due to short sellers of shares of common stock, known as a “short squeeze.” These short squeezes have caused extreme volatility in both the stock prices of those companies and in the market, and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment, as in many cases the price per share has declined steadily as interest in those stocks have abated. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that we won’t be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

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

The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet or we may fall out of compliance with, such as the internal controls auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not currently required to comply as we are a smaller reporting company. We assume that we will continue to have the status of a smaller reporting company based on the aggregate market value of the voting and non-voting shares held as of June 30, 2021. If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

While we have policies and procedures in place designed to prevent corruption and bribery, because our business is significantly international, violations of the Foreign Corrupt Practices Act (FCPA) could have a significant adverse effect on our business due to the disruption and distraction of an investigation, financial penalties and criminal penalties.

Government regulations regarding the use of “conflict” minerals could adversely affect our prospects and results of operations.

Regulatory requirements regarding disclosure of our use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries could affect the sourcing and availability of minerals used in the manufacture of certain products. Although we do not buy raw materials, manufacture, or produce any electronic equipment using conflict minerals directly, some components provided by our suppliers and contained in our products contain conflict minerals. Our goal is for our products to be conflict free. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Single source suppliers may not respond, or respond negatively regarding conflict mineral sourcing, and we may be unable to find alternative sources to replace them. Also, because our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in the products that we sell. Further, if we are unable to comply with the new laws or regulations or if our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us. We may need to incur additional costs and invest additional resources, including management’s time, in order to comply with the new regulations and anticipated additional reporting and disclosure obligations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

During the fourth quarter of 2021, we amended our lease agreement for the Redmond, Washington headquarters facility, extending the lease to January 31, 2026. The lease is for approximately 20,460 square feet. The lease base annual rental payments during 2021 and 2020 were approximately $372,000 and $361,000, respectively.

In addition to the Redmond facility, approximately 24,000 square feet is leased at two foreign locations, including our sales, service, operations and engineering office located in Shanghai, China, and our German sales, service and engineering office located near Munich, Germany.

Our lease for a facility located in Shanghai, China ran through October 31, 2021. In April 2021, we signed a lease extension effective November 1, 2021 that extends the lease through October 31, 2024. This lease is for approximately 19,400 square feet. The lease base annual rental payments during 2021 and 2020 were approximately $317,000 and $301,000, respectively.

Our lease for our facility located near Munich, Germany ran through February 28, 2022 and in March 2022 we entered into a lease extension to 2027. This lease is for approximately 4,895 square feet. The lease base annual rental payments during 2021 and 2020 were approximately $58,000 and $62,000, respectively.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2021, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the NASDAQ Capital Market (NASDAQ symbol is DAIO). The closing price was $4.61 on December 31, 2021.

The approximate number of shareholders of record as of March 21, 2022 was 376.

Except for special cash dividend of $4.15 per share paid on March 8, 1989, we have not paid cash dividends on our Common Stock and do not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by us during the periods ended December 31, 2021, 2020 or 2019.

See Item 12 for the Equity Compensation Plan Information.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking. In particular, statements herein regarding economic outlook, impact of COVID-19; industry prospects and trends; expected business recovery; industry partnerships; future results of operations or financial position; future spending; breakeven revenue point; expected market decline, bottom or growth; market acceptance of our newly introduced or upgraded products or services; the sufficiency of our cash to fund future operations and capital requirements; development, introduction and shipment of new products or services; changing foreign operations; trade issues and tariffs; expected inventory levels; expectations for unsupported platform or product versions and related inventory and other charges; Russia-Ukraine war impacts; supply chain expectations; semiconductor chip shortages; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Annual Report. The Reader should not place undue reliance on these forward-looking statements. The following discussions and the section entitled “Risk Factors – Cautionary Factors That May Affect Future Results” describes some, but not all, of the factors that could cause these differences.

OVERVIEW

In 2021, we continued to react to and manage our business relative to the COVID-19 pandemic. During 2020 and throughout 2021, COVID-19 impacted all aspects of our business, from customer demand, to supply chain integrity, employee safety, business processes, and financial management. As a global company, we had to manage each of these while working within the guidelines of local and national policy in the U.S., China and Germany. Our philosophy at the start of the outbreak was simple:

1.	Keep our employees and their families safe;
2.	Keep our facilities safe and operational while we serve our customers as an essential business; and
3.	Preserve cash.

We have managed the COVID-19 impact successfully to date, with no known employee transmissions in the workplace and significant preservation of our cash and working capital. Our resilient supply chain model kept our facilities in Shanghai, China and Redmond, Washington open, and serving customers globally, despite sporadic government restrictions on our facilities and vendors. We face continued international travel restrictions, shipping delays, and inability to meet with customers in person. As business has recovered, we have been able to respond by having the working capital needed and the workforce in place. We saw a resurgence of orders in the second quarter of 2021 as vaccinations were occurring and customers resumed business. Following this, in the third quarter of 2021, we experienced a slowdown of demand as customers, we believe, were unable to secure an adequate semiconductor parts supply for planned capacity expansion. In supply chains around the world with the re-openings and now, in a believed ripple effect, factories are experiencing the impact of chip shortages on their production plans. This appears to be a shorter-term issue, but is expected to have some continuing impact into 2022. However, the outlook by industry analysts for automotive electronics remains strong for a decade. Waves of COVID-19 infection rates and variants have kept or re-imposed revised travel restrictions. Customers largely have not permitted in-person sales and other visits. Converting these interactions to remote and virtual means has meant implementing new processes and technology.

In production, in addition to adding protective health measures for our employees, we have focused on supply chain resilience and duplicating production capability for some products in both our Shanghai, China and Redmond, USA facilities. We implemented additional supplier financial and other monitoring, as well as adding additional local suppliers and increasing inventory stock levels of key parts. Other than production employees who are required to be onsite, most other employees are working with hybrid flexibility to be onsite as desired or needed and this is expected to continue. Our workforce is over 90% vaccinated world-wide.

Our short-term challenge continues to be operating in a cyclical, COVID-19 impacted, and rapidly evolving industry environment, which saw significant improvement of revenue, up 27%, as compared to 2020. Bookings were up 23% for 2021, compared to 2020, despite the demand decline in the third quarter of 2021 relative to the second quarter, which we believe, was due to semiconductor chip shortages discussed above. Our focus has been dealing with COVID-19 related issues, especially supply chain shortages and lead-times, which have been managed though carefully maintaining and increasing key inventory levels. We also continue to balance a host of current issues including industry changes, industry partnerships, new technologies, business geography shifts, travel and customer restrictions, customer shut downs, exchange rate volatility, trade issues and tariffs, semiconductor chip shortages, shipping challenges, increasing costs (inflation) and strategic investments in our business with the level of demand and mix of business we expect. We continue to manage our costs carefully and execute strategies for cash preservation, protecting our employee base and managing supply chain price increases. The Russia–Ukraine war has had little direct impact on our business, however, the uncertainty and ripple effects created by it, may have unknown indirect impacts.

We are focusing our research and development efforts in our strategic growth markets, namely automotive electronics and IoT new programming technologies, secure supply chain solutions, automated programming systems and their enhancements for the manufacturing environment and software. At Data I/O, we are investing for the long-term to retain and extend our leadership position in automotive electronics and security deployment. We are continuing to develop technology to securely provision newer categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers. In late 2020, we released updated SentriX hardware and tools which simplify the customer acquisition process, and reduce dependency on third party suppliers. We also upgraded the SentriX® security deployment systems in the field to this new architecture. We plan to deliver new programming technology and automated handling systems for managed and secure programming in the manufacturing environment. We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including various configurations of NAND Flash, e-MMC, UFS and microcontrollers on our newer products.

Our customer focus has been on global and strategic high-volume manufacturers in key market segments like automotive electronics, IoT, industrial controls and consumer electronics, as well as programming centers.

Although the long-term prospects for our strategic growth markets should remain good, these markets and our business have been, and are likely to continue to be, adversely impacted by the global COVID-19 pandemic and other global political and economic factors. Semiconductor shortages are causing issues and some automotive plant or production shutdowns. This appears to be temporary and, in some cases for us, drives consumable adapter demand in order to support alternative semiconductors.

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, sales returns, bad debts, inventories, intangible assets, income taxes, warranty obligations, restructuring charges, contingencies, such as litigation and contract terms that have multiple elements and other complexities typical in the capital equipment industry. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

We recognize revenue when there is an approved contract that both parties are committed to perform, both parties rights have been identified, the contract has substance, collection of substantially all the consideration is probable, the transaction price has been determined and allocated over the performance obligations, the performance obligations, including substantive acceptance conditions, if any, in the contract have been met, the obligation is not contingent on resale of the product, the buyer’s obligation would not be changed in the event of theft, physical destruction or damage to the product, the buyer acquiring the product for resale has economic substance apart from us, and we do not have significant obligations for future performance to directly bring about the resale of the product by the buyer. We establish a reserve for sales returns based on historical trends in product returns and estimates for new items. Payment terms are generally 30 days from shipment.

We transfer certain products out of service from their internal use and make them available for sale. The products transferred are typically our standard products in one of the following areas: service loaners, rental or test units; engineering test units; or sales demonstration equipment. Once transferred, the equipment is sold by our regular sales channels as used equipment inventory. These product units often involve refurbishing and an equipment warranty, and are conducted as sales in our normal and ordinary course of business. The transfer amount is the product unit’s net book value, and the sale transaction is accounted for as revenue and cost of goods sold.

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

Inventory: Inventories are stated at the lower of cost or net realizable value. Adjustments are made to standard cost, which approximates actual cost on a first-in, first-out basis. We estimate reductions to inventory for obsolete, slow-moving, excess and non-salable inventory by reviewing current transactions and forecasted product demand. We evaluate our inventories on an item-by-item basis and record inventory adjustments accordingly. If there is a significant decrease in demand for our products, uncertainty during product line transitions, or a higher risk of inventory obsolescence because of rapidly changing technology and customer requirements, we may be required to increase our inventory adjustments, and our gross margin could be adversely affected.

Warranty Accruals: We accrue for warranty costs based on the expected material and labor costs to fulfill our warranty obligations. If we experience an increase in warranty claims, which are higher than our historical experience, our gross margin could be adversely affected.

Tax Valuation Allowances: Given the uncertainty created by our loss history, as well as the current and ongoing cyclical and COVID-19 related uncertain economic outlook for our industry and capital and geographic spending, as well as income and current net deferred tax assets by entity and country, we expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances. At the current time, we expect, therefore, that reversals of the tax valuation allowance will take place as we are able to take advantage of the underlying tax loss or other attributes in carry forward or their use by future income or circumstances allow us to realize these attributes. The transfer pricing and expense or cost sharing arrangements are complex areas where judgments, such as the determination of arms-length arrangements, can be subject to challenges by different tax jurisdictions.

Share-based Compensation: We account for share-based awards made to our employees and directors, including employee stock option awards and restricted stock unit awards, using the estimated grant date fair value method of accounting. For options, we estimate the fair value using the Black-Scholes valuation model and an estimated forfeiture rate. Restricted stock unit awards are valued based on the average of the high and low price on the date of the grant and an estimated forfeiture rate. For both options and restricted awards, expense is recognized as compensation expense on the straight-line basis. Employee Stock Purchase Plan (“ESPP”) shares were issued under provisions that do not require us to record any equity compensation expense.

RESULTS OF OPERATIONS:

NET SALES

Net sales by product line	2021	Change	2020
(in thousands)
Automated programming systems	$20,864	26.4%	$16,509
Non-automated programming systems	4,971	30.2%	3,819
Total programming systems	$25,835	27.1%	$20,328

Net sales by location	2021	Change	2020
(in thousands)
United States	$2,607	72.0%	$1,516
% of total	10.1%		7.5%
International	$23,228	23.5%	$18,812
% of total	89.9%		92.5%

Net sales by type	2021	Change	2020
(in thousands)
Equipment Sales	$14,989	30.6%	$11,480
Adapter Sales	7,818	41.5%	5,527
Software and Maintenance Sales	3,028	(8.8%)	3,321
Total	$25,835	27.1%	$20,328

Net sales for the year ended December 31, 2021 increased approximately 27.1% to $25.8 million compared to 2020 primarily as a result of COVID-19 related recovery in capital spending resulting in higher demand in Automotive Electronics and Programming Centers during 2021. On a regional basis, net sales increased approximately 21% in Asia and approximately 60% in the Americas and 12% in Europe.

Order bookings were $25.5 million for 2021, up approximately 23% compared to $20.8 million in 2020. Backlog at December 31, 2021 and 2020 was $2.9 million and $3.9 million, respectively. Deferred revenue was $1.5 million at December 31, 2021 compared to $1.1 million at December 31, 2020.

GROSS MARGIN

	2021	Change	2020
(in thousands)
Gross margin	$14,720	36.0%	$10,822
Percentage of net sales	57.0%		53.2%

Gross margin as a percentage of sales for the year ended December 31, 2021 was 57.0%, compared to 53.2% in 2020. The improvement in gross margin percentage was due to the impact of channel and price mix, factory charges, and in 2020, one-time impairment obsolescence of $291,000 for certain end of service support and first generation SentriX parts.

RESEARCH AND DEVELOPMENT

	2021	Change	2020
(in thousands)
Research and development	$6,635	4.4%	$6,357
Percentage of net sales	25.7%		31.3%

Research and development (“R&D”) expense increased $278,000 for the year ended December 31, 2021 compared to 2020. The increase was primarily related to higher incentive compensation. R&D as a percentage of sales decreased primarily due to the increase in 2021 sales.

We believe it is essential to invest in R&D to significantly enhance our existing products and to create new products as markets develop and technologies change. During 2021, we continued strategically investing in creating a second generation of SentriX, which was introduced in the fourth quarter. In addition to product development, a significant part of R&D spending is on creating software and support for new devices introduced by the semiconductor companies. We are currently focusing our research development efforts on strategic growth markets, including automotive electronics and IoT. We are developing technology and the SentriX product line to securely program new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers. We delivered new enhanced programming technology and automated handling systems for managed and secure programming in the manufacturing environment and extending the capabilities and support for our programmer architecture. Our R&D spending fluctuates based on the number, type, and the development stage of our product initiatives and projects.

SELLING, GENERAL AND ADMINISTRATIVE

	2021	Change	2020
(in thousands)
Selling, general & administrative	$8,358	21.3%	$6,891
Percentage of net sales	32.4%		33.9%

Selling, General and Administrative (“SG&A”) expenses increased approximately $1.5 million for the year ended December 31, 2021 compared to 2020. The increase was primarily related to higher sales commissions on increased sales volume, higher incentive compensation, consulting and rent, offset in part by lower stock-based compensation and travel related expenses. Cost control measures remain in effect.

INTEREST

	2021	Change	2020
(in thousands)
Interest income	$11	(21.4%)	$14

Interest income was relatively consistent for the year ended December 31, 2021 compared to 2020.

INCOME TAXES

	2021	Change	2020
(in thousands)
Income tax (expense) benefit	($112)	(71.1%)	$(387)

Income tax (expense) decreased by $275,000 for the year ended December 31, 2021 compared to 2020. The decrease was primarily a result of the withholding tax of $257,000 on the repatriation of cash from subsidiaries in 2020. Income tax (expense) in 2021 and 2020 is primarily the result of foreign subsidiary income tax and minimal U.S. state income tax.

The effective tax rate for 2021 of (25.4%) and 2020 of (10.8%) differed from the statutory tax rates in our tax reporting jurisdictions primarily due to the effect of valuation allowances. We have a valuation allowance of $7.9 million and $8.9 million as of December 31, 2021 and 2020, respectively. Our deferred tax assets and valuation allowance have increased by approximately $392,000 and $365,000 associated with the requirements of accounting for uncertain tax positions as of December 31, 2021 and 2020, respectively. Given the uncertainty created by our loss history, particularly in the U.S., which is where most of our net deferred tax assets are located, and the ongoing uncertain economic outlook for our industry, as well as capital and geographic spending, we currently expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates of exchange during the year. We recognized foreign currency transaction loss of $(202,000) in 2021 and foreign transaction loss of $(513,000) in 2020. The transaction gains or losses resulted primarily from translation adjustments to foreign inter-company accounts and U.S. Dollar accounts held by foreign subsidiaries and sales by our German subsidiary to certain customers, which were invoiced in U.S. Dollars. Because approximately 90% of our sales are to international markets, volatile exchange rates may also impact our competitiveness and margins. We increased prices in response to cost increases caused by inflation and part shortages and believe we will continue to utilize this strategy.

IMPAIRMENT & RELATED CHARGES

In 2021 we had no substantial impairments. During the fourth quarter of 2020, we launched a new generation of SentriX tools. This obsoleted components of the first-generation hardware, software and inventory. We also ended support for some legacy automated handlers, impairing the remaining service inventory. As a result, certain capital equipment assets, advance payments and inventory were analyzed and determined to be impaired, totaling $943,000. This included impairment of $652,000, consisting of $252,000 of equipment and software, $400,000 of prepaid royalties, as well as impairment related charges of $291,000, due to inventory obsolescence (cost of goods sold) for end of certain product support.

FINANCIAL CONDITION:

LIQUIDITY AND CAPITAL RESOURCES

	2021	Change	2020
(in thousands)
Working capital	$18,484	$425	$18,059

At December 31, 2021, our principal sources of liquidity consisted of existing cash and cash equivalents which remained relatively unchanged from the December 31, 2020 cash balance. Our working capital increased in $425,000 during 2021 due to better business conditions, timely collections, and increases in inventories and accounts receivable, and offset in part by accrued incentive compensation and our operating loss. Our current ratio was 3.7 and 4.5 for December 31, 2021 and 2020, respectively. The company continues to have no debt.

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

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through the next one-year period, and beyond. We may require additional cash at the U.S. headquarters, which could cause potential repatriation of cash that is held in our foreign subsidiaries. We have liquidated our subsidiary in Canada and repatriated its cash. For any repatriation, there may be tax and other impediments to any repatriation actions. As many repatriations typically have associated withholding taxes, those withheld will be a current tax without generating a current or deferred tax benefit. Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek possible additional financing.

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted in the accompanying consolidated financial statements in Note 7, “Other Commitments”, we had no material off-balance sheet arrangements.

SHARE REPURCHASE PROGRAMS

Data I/O did not have a share repurchase program in 2021.

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

During 2021, we analyzed assets for impairment and none were identified as being impaired. During the fourth quarter of 2020, certain capital equipment assets, advance payments and inventory were analyzed and determined to be impaired totaling $943,000. This included impairment of assets consisting of $252,000 of equipment and software, $400,000 of prepaid royalties, of $652,000 as well as impairment related charges of $291,000 due primarily to end of certain product support as discussed further above.

A reconciliation of net income to EBITDA and Adjusted EBITDA follows:

	For Year Ended December 31,
	2021	2020
(in thousands)
Net Income (loss)	$(555)	$(3,964)
Interest (income)	(11)	(14)
Taxes	112	387
Depreciation and amortization	667	815
EBITDA	$213	$(2,776)

Equity compensation	1,238	1,467
Impairment & related charges	-	943
Adjusted EBITDA, excluding equity compensation and impairment & related charges	$1,451	$(366)

NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2021 the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles and the methodology for calculating income tax rates in an interim period, among other updates. The adoption of this ASU did not have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See pages 28 through 48.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Data I/O Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Data I/O Corporation (a Washington corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and financial statement schedules included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Our audit procedures related to the net realizable value of inventory included the following, among others:

•	obtained management’s analysis of parts in inventory and expected customer demand, recalculated inputs into the analysis. This included, among other inputs, historical usage compared to quantities on hand, age, and general ledger balances.

•	tested selected inventory items by making inquiries of management and evaluating the appropriateness of judgments, assumptions and documentation supporting adjustments to the reserve estimate.

•	inquired with management and various staff members outside of the finance team to obtain support for selected forecast demand inputs as well as product specific trends

GRANT THORNTON LLP

We have served as the Company’s auditor since 2001.

Bellevue, Washington

Date: March 29, 2022

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2021	December 31, 2020

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,190	$14,167
Trade accounts receivable, net of allowance for
doubtful accounts of $89 and $66, respectively	3,995	2,494
Inventories	6,351	5,270
Other current assets	737	1,319
TOTAL CURRENT ASSETS	25,273	23,250

Property, plant and equipment – net	946	1,216
Other assets	2,838	1,126
TOTAL ASSETS	$29,057	$25,592

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,373	$1,245
Accrued compensation	2,496	1,509
Deferred revenue	1,507	1,068
Other accrued liabilities	1,413	1,307
Income taxes payable	-	62
TOTAL CURRENT LIABILITIES	6,789	5,191

Operating lease liabilities	2,277	588
Long-term other payables	138	174

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,621,007 shares as of December 31,
2021 and 8,416,335 shares as of December 31, 2020	20,886	20,071
Accumulated earnings (deficit)	(2,011)	(1,456)
Accumulated other comprehensive income (loss)	978	1,024
TOTAL STOCKHOLDERS’ EQUITY	19,853	19,639
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,057	$25,592

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2021	2020

Net sales	$25,835	$20,328
Cost of goods sold	11,115	9,506
Gross margin	14,720	10,822
Operating expenses:
Research and development	6,635	6,357
Selling, general and administrative	8,358	6,891
Impairment	-	652
Total operating expenses	14,993	13,900
Operating income (loss)	(273)	(3,078)
Non-operating income (loss):
Interest income	11	14
Gain on sale of assets	21	-
Foreign currency transaction gain (loss)	(202)	(513)
Total non-operating income (loss)	(170)	(499)
Income (loss) before income taxes	(443)	(3,577)
Income tax (expense) benefit	(112)	(387)
Net income (loss)	$(555)	$(3,964)

Basic earnings (loss) per share	$(0.06)	$(0.48)
Diluted earnings (loss) per share	$(0.06)	$(0.48)
Weighted-average basic shares	8,545	8,333
Weighted-average diluted shares	8,545	8,333

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2021	2020

Net Income (loss)	$(555)	$(3,964)
Other comprehensive income:
Foreign currency translation gain (loss)	(46)	750
Comprehensive income (loss)	$(601)	$(3,214)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Accumulated
			Accumulated	and Other	Total
	Common Stock		Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2019	8,212,748	$18,748	$2,508	$274	$21,530
Stock options exercised, net	-	-	-	-	-
Repurchased shares	-	-	-	-	-
Stock awards issued, net of tax withholding	195,773	(173)	-	-	(173)
Issuance of stock through: Employee Stock Purchase Plan	7,814	29	-	-	29
Share-based compensation	-	1,467	-	-	1,467
Net income (loss)	-	-	(3,964)	-	(3,964)
Other comprehensive income gain (loss)	-	-	-	750	750
Balance at December 31, 2020	8,416,335	$20,071	$(1,456)	$1,024	$19,639

Stock options exercised, net	2,444	(6)	-	-	(6)
Repurchased shares	-	-	-	-	-
Stock awards issued, net of tax withholding	197,744	(441)	-	-	(441)
Issuance of stock through: Employee Stock Purchase Plan	4,484	24	-	-	24
Share-based compensation	-	1,238	-	-	1,238
Net income (loss)	-	-	(555)	-	(555)
Other comprehensive income gain (loss)	-	-	-	(46)	(46)
Balance at December 31, 2021	8,621,007	$20,886	$(2,011)	$978	$19,853

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Twelve Months Ended December 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(555)	$(3,964)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	667	815
Equipment transferred to cost of goods sold	220	245
Share-based compensation	1,238	1,467
Impairment and related charges	-	943
Net change in:
Trade accounts receivable	(1,565)	1,664
Inventories	(750)	(414)
Other current assets	598	(398)
Accounts payable and accrued liabilities	94	(38)
Deferred revenue	539	(380)
Other long-term liabilities	251	(491)
Deposits and other long-term assets	673	1,182
Net cash provided by (used in) operating activities	1,410	631

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(623)	(860)
Cash provided by (used in) investing activities	(623)	(860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments
for shares withheld to cover tax	(423)	(144)
Cash provided by (used in) financing activities	(423)	(144)
Increase (decrease) in cash and cash equivalents	364	(373)

Effects of exchange rate changes on cash	(341)	604
Cash and cash equivalents at beginning of period	14,167	13,936
Cash and cash equivalents at end of period	$14,190	$14,167

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$415	$137

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

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of 90 days or less are considered cash equivalents. We maintain our cash and cash equivalents with major financial institutions in the United States of America, which are insured by the Federal Deposit Insurance Corporation (FDIC), and in foreign jurisdictions. Deposits in U.S. banks exceed the FDIC insurance limit. We have not experienced any losses on our cash and cash equivalents. Cash and cash equivalents held in foreign bank accounts in China and Germany, totaled (in millions) $6.8 at both December 31, 2021 and 2020.

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

Property, Plant and Equipment

Property, plant and equipment, including leasehold improvements, are stated at cost, and depreciation is calculated over the estimated useful lives of the related assets or lease terms on the straight-line basis. We depreciate substantially all property, plant and equipment over periods of three to seven years. We depreciate leasehold improvements over the remaining portion of the lease or over the expected life of the asset if less than the remaining term of the lease.

We regularly review all of our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded. Based on this evaluation, for the year ended December 31, 2021, no impairment was noted or recorded for property, plant and equipment. For the year ended December 31, 2020, approximately $252,000 of property, plant and equipment impairment was recorded.

Patent Costs

We expense external costs, such as filing fees and associated attorney fees, incurred to obtain initial patents, but capitalize patents obtained through acquisition as intangible assets. We also expense costs associated with maintaining and defending patents subsequent to their issuance.

Income Taxes

Income taxes are computed at current enacted tax rates, less tax credits using the asset and liability method. Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities. Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, and any changes in the valuation allowance caused by a change in judgment about the realization of the related deferred tax assets. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The CARES Act, enacted in Q1 2020, accelerated the AMT credit refund of $640,000, which was previously carried as a current asset, which the majority was received in September 2021.

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

We transfer certain products out of service from their internal use and make them available for sale.  The products transferred are typically our standard products in one of the following areas: service loaners, rental or test units; engineering test units; or sales demonstration equipment.  Once transferred, the equipment is sold by our regular sales channels as used equipment inventory.  These product units often involve refurbishing and an equipment warranty, and are conducted as sales in our normal and ordinary course of business.  The transfer amount is the product unit’s net book value, and the sale transaction is accounted for as revenue and cost of goods sold.

The following table represents our revenues by major categories:

Net sales by type	2021	2020
(in thousands)
Equipment Sales	$14,989	$11,480
Adapter Sales	7,818	5,527
Software and Maintenance Sales *	3,028	3,321
Total	$25,835	$20,328

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

Leases are classified at commencement, as either operating or finance leases. As of December 31, 2021, all of our leases are classified as operating leases. Rent expense for operating leases is recognized on the straight-line method over the term of the agreement beginning on the lease commencement date.

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

Advertising Expense

Advertising costs are expensed as incurred. Total advertising expenses were approximately $121,000 and $127,000 in 2021 and 2020, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share exclude any dilutive effects of stock options. Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period. The common stock equivalent shares from equity awards used in calculating diluted earnings per share were 186,000 and 74,000 for the years ended December 31, 2021 and 2020, respectively. Options to purchase 12,500 and 25,000 shares of common stock were outstanding as of December 31, 2021 and 2020, respectively, but were excluded from the computation of diluted earnings per share for the periods then ended, because the options were anti-dilutive.

Diversification of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables.  Our trade receivables are geographically dispersed and include customers in many different industries.  Our consolidated accounts receivable balance as of December 31, 2021 and 2020 includes foreign accounts receivable in the functional currency of our foreign subsidiaries amounting to $1,813,000 and $587,000, respectively.  We generally do business with our foreign distributors in U.S. Dollars.  We believe that risk of loss is significantly reduced due to the diversity of our end-customers and geographic sales areas.  We perform on-going credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, or prepayment whenever deemed necessary.

The following represented greater than 10% of our consolidated accounts receivable for the applicable year:

Percentage of Consolidated Accounts Receivable	2021	2020

Number of customers	3	3

Approximate percentage of consolidated accounts receivable balance	36%	41%

Percentage of each	13%	17%
Percentage of each	12%	12%
Percentage of each	11%	12%

Diversification of net sales

The following represented greater than 10% of net sales for the applicable year:

Percentage of Net Sales	2021	2020

Number of customers	1	1

Approximate percentage of net sales	14%	12%

COVID-19

In 2021, we continued to react to and manage our business relative to the COVID-19 pandemic. During 2020 and throughout 2021, COVID-19 impacted all aspects of our business, from customer demand, to supply chain integrity, employee safety, business processes, and financial management. As a global company, we had to manage each of these while working within the guidelines of local and national policy in the U.S., China and Germany. Our philosophy at the start of the outbreak was simple:

1.	Keep our employees and their families safe;
2.	Keep our facilities safe and operational while we serve our customers as an essential business; and
3.	Preserve cash.

We have managed the COVID-19 impact successfully to date, with no known employee transmissions in the workplace and significant preservation of our cash and working capital. Our resilient supply chain model kept our facilities in Shanghai, China and Redmond, Washington open, and serving customers globally, despite sporadic government restrictions on our facilities and vendors. We face continued international travel restrictions, shipping delays, and inability to meet with customers in person. As business has recovered, we have been able to respond by having the working capital needed and the workforce in place. We saw a resurgence of orders in the second quarter of 2021 as vaccinations were occurring and customers resumed business. Following this, in the third quarter of 2021, we experienced a slowdown of demand as customers, we believe, were unable to secure an adequate semiconductor parts supply for planned capacity expansion. In supply chains around the world with the re-openings and now, in a believed ripple effect, factories are experiencing the impact of chip shortages on their production plans. This appears to be a shorter-term issue, but is expected to have some continuing impact into 2022. However, the outlook by industry analysts for automotive electronics remains strong for a decade. Waves of COVID-19 infection rates and variants have kept or re-imposed revised travel restrictions. Customers largely have not permitted in-person sales and other visits. Converting these interactions to remote and virtual means has meant implementing new processes and technology.

In production, in addition to adding protective health measures for our employees, we have focused on supply chain resilience and duplicating production capability for some products in both our Shanghai, China and Redmond, USA facilities. We implemented additional supplier financial and other monitoring, as well as adding additional local suppliers and increasing inventory stock levels of key parts. Other than production employees who are required to be onsite, most other employees are working with hybrid flexibility to be onsite as desired or needed and this is expected to continue.

New Accounting Pronouncements

On January 1, 2021 the Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles and the methodology for calculating income tax rates in an interim period, among other updates. The adoption of this ASU did not have a material impact on our financial statements.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

	December 31, 2021	December 31, 2020
(in thousands)
Trade accounts receivable	$4,084	$2,560
Less allowance for doubtful receivables	89	66
Trade accounts receivable, net	$3,995	$2,494

Changes in Data I/O’s allowance for doubtful accounts are as follows:

	December 31, 2021	December 31, 2020
(in thousands)
Beginning balance	$66	$80
Bad debt expense (reversal)	23	(14)
Accounts written-off	-	-
Recoveries	-	-
Ending balance	$89	$66

NOTE 3 – INVENTORIES

	December 31, 2021	December 31, 2020
(in thousands)
Raw material	$3,771	$3,143
Work-in-process	1,602	1,204
Finished goods	978	923
Inventories	$6,351	$5,270

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2021	December 31, 2020
(in thousands)
Leasehold improvements	$430	$421
Equipment	5,218	5,625
Sales demonstration equipment	754	963
	6,402	7,009
Less accumulated depreciation	5,456	5,793
Property and equipment, net	$946	$1,216

Total depreciation expense recorded for 2021 and 2020 was $667,000 and $815,000, respectively.

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	December 31, 2021	December 31, 2020
(in thousands)
Lease liability - short term	$601	$673
Product warranty	432	371
Sales return reserve	71	61
Other taxes	180	109
Other	129	93
Other accrued liabilities	$1,413	$1,307

The changes in our product warranty liability for the year ending December 31, 2021 are follows:

December 31, 2021
(in thousands)
Liability, beginning balance	$371
Net expenses	864
Warranty claims	(864)
Accrual revisions	61
Liability, ending balance	$432

NOTE 6 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more for the years ending December 31 are as follows:

Operating Lease Commitments
(in thousands)
2022	$802
2023	911
2024	826
2025	576
2026	124
Thereafter	16
Total	$3,447
Less Imputed interest	(377)
Total operating lease liabilities	$2,878

Cash paid for operating lease liabilities for the twelve months ended December 31, 2021 and 2020, respectively, was $815,000 and $770,000. There were eight new or modified leases during the twelve months ended December 31, 2021 that are accounted for in the amounts disclosed above.

The following table presents supplemental balance sheet information related to leases as of December 31, 2021:

	Year Ended December 31,
	2021	2020
(in thousands)
Right-of-use assets (Long-term other assets)	$2,793	$1,081
Lease liability-short term (Other accrued liabilities)	$601	$673
Lease liability-long term (Operating lease liabilities)	$2,277	$588

At December 31, 2021, the weighted average remaining lease term is 3.4 years and the weighted average discount rate used is 5%.

The components of our lease expense for the twelve months ended December 31, 2021 and 2020, respectively, include operating lease costs of $751,000 and $692,000, which includes short-term lease costs of $31,000 and $34,000. Variable payments were not material, and were treated as non-lease components and were recognized in the period for which the costs occur.

Our real estate facility leases are described below:

During the fourth quarter of 2021, we amended our lease agreement for the Redmond, Washington headquarters facility, extending the lease to January 31, 2026. The lease is for approximately 20,460 square feet. The lease base annual rental payments during 2021 and 2020 were approximately $372,000 and $361,000, respectively.

In addition to the Redmond facility, approximately 24,000 square feet is leased at two foreign locations, including our sales, service, operations and engineering office located in Shanghai, China, and our German sales, service and engineering office located near Munich, Germany.

Our lease for a facility located in Shanghai, China ran through October 31, 2021. In April 2021, we signed a lease extension effective November 1, 2021 that extends the lease through October 31, 2024. This lease is for approximately 19,400 square feet. The lease base annual rental payments during 2021 and 2020 were approximately $317,000 and $301,000, respectively.

Our lease for our facility located near Munich, Germany ran through February 28, 2022 and in March 2022 we entered into a lease extension to 2027. This lease is for approximately 4,895 square feet. The lease base annual rental payments during 2021 and 2020 were approximately $58,000 and $62,000, respectively.

NOTE 7 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs, as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At December 31, 2021, the purchase commitments and other obligations totaled $1.8 million, of which all but $3,500 are expected to be paid over the next twelve months.

NOTE 8 – CONTINGENCIES

As of December 31, 2021, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 9 – STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2021, there were 570,892 shares available for future grant under Data I/O Corporation 2000 Stock Compensation Incentive Plan (“2000 Plan”). At December 31, 2021, there were shares of Common Stock reserved for issuance consisting of 37,500 inducement reserve shares and 598,777 shares under the 2000 Plan. The inducement reserve shares were granted in 2019 consisting of 25,000 options (12,500 unvested and unissued) and 50,000 RSU, which were not from the 2000 Plan, but were made under the terms of the 2000 Plan. During 2021, 12,500 shares were issued from the inducement reserve. Pursuant to the 2000 Plan, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years. Options granted under the plans have a maximum term of six years from the date of grant. Stock awards are also granted under the 2000 Plan which generally vest over four years and one year for nonemployee Directors.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of our Common Stock at six-month intervals at 95% of the fair market value on the last day of each six-month period. Employees may purchase shares having a value not exceeding ten percent of their gross compensation during an offering period. During 2021 and 2020, a total of 4,484 and 7,814 shares, respectively, were purchased under the plan at average prices of $5.38 and $3.71 per share, respectively. At December 31, 2021 and 2020, 29,098 and 31,769 shares were reserved for future issuance respectively.

Stock Appreciation Rights Plan

We have a Stock Appreciation Rights (“SAR”) Plan under which each director, executive officer or holder of 10% or more of our Common Stock has a SAR with respect to each exercisable stock option. The SAR entitles the SAR holder to receive cash from us for the difference between the market value of the stock and the exercise price of the option in lieu of exercising the related option. SARs are only exercisable following a tender offer or exchange offer for our stock, or following approval by shareholders of Data I/O of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than 50% of the common shares outstanding. As no event has occurred, which would make the SARs exercisable, and no such event is deemed probable, no compensation expense has been recorded under this plan. At December 31, 2021 and 2020, there were 25,000 SARs outstanding.

Director Fee Plan

We have a Director Fee Plan available to compensate directors who are not employees of Data I/O Corporation with equity. During 2021, no shares were issued from the plan and 20,559 shares were issued from the plan in 2020. At December 31, 2021 and 2020 130,763 shares remain available in the plan.

Retirement Savings Plan

We have a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer their pre-tax salary or post-tax salary if Roth is elected, subject to IRS limitations. In fiscal years 2021 and 2020, we contributed one dollar for each dollar contributed by a participant, with a maximum contribution of four percent of a participant’s eligible earnings. Our matching contribution expense for the savings plan, net of forfeitures, was approximately $186,000 and $184,000 in 2021 and 2020, respectively. Employer matching contributions owed to the plan were $224,000 and $200,000 at December 31, 2021 and 2020, respectively.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method. For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures. The impact on our results of operations of recording share-based compensation for the year ended December 31, 2021 and 2020 was as follows:

	Year Ended December 31,
	2021	2020
(in thousands)
Cost of goods sold	$57	$44
Research and development	303	371
Selling, general and administrative	878	1,052
Total share-based compensation	$1,238	$1,467

An immaterial amount of share-based compensation was capitalized into inventory as overhead for the years ended December 31, 2021 and 2020, respectively.

The following table summarizes stock option activity under our stock option plans for the twelve months ended December 31:

	2021			2020
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years

Outstanding at beginning of year	25,000	$4.98		25,000	$4.98
Granted	-	-		-	-
Exercised	(12,500)	4.98		-	-
Cancelled, Expired or
Forfeited	-	-		-	-
Outstanding at end of year	12,500	$4.98	3.33	25,000	$4.98	4.33

Vested or expected to vest at the end of the period	12,166	$4.98	3.33	24,068	$4.98	4.33
Exercisable at end of year	3,125	$4.98	3.33	9,375	$4.98	4.33

The aggregate intrinsic value of outstanding options is $0. There were no stock option awards exercised in 2020.

Restricted stock award activity including performance-based stock award activity under our share-based compensation plan was as follows:

	2021		2020
	Awards	Weighted - Average Grant Date Fair Value	Awards	Weighted - Average Grant Date Fair Value
Outstanding at beginning of year	643,228	$4.16	536,403	$5.44
Granted	262,001	5.95	383,951	3.02
Vested	(272,952)	4.56	(230,901)	5.16
Cancelled	(8,500)	4.15	(46,225)	4.58
Outstanding at end of year	623,777	$4.73	643,228	$4.16

During the years ended December 31, 2021 and 2020, 85,264 and 55,687 shares respectively were withheld from issuance related to restricted stock units vesting and stock option exercises to cover employee taxes and stock options exercise price.

The remaining unamortized expected future compensation expense and remaining amortization period associated with unvested option grants and restricted stock awards are:

	December 31, 2021	December 31, 2020

Unamortized future compensation expense	$2,300,286	$2,017,501
Remaining weighted average amortization period in years	2.57	2.35

NOTE 11 – SHARE REPURCHASE PROGRAMS

Data I/O did not have a share repurchase program in 2021.

NOTE 12 – INCOME TAXES

Components of income (loss) before taxes:

	Year Ended December 31,
(in thousands)	2021	2020
U.S. operations	$(2,086)	$(4,451)
Foreign operations	1,643	874
Total income (loss) before taxes	$(443)	$(3,577)

Income tax expense (benefit) consists of:

	Year Ended December 31,
(in thousands)	2021	2020
Current tax expense (benefit)
U.S. federal	$0	$0
State	(2)	(2)
Foreign	114	389
	112	387
Deferred tax expense (benefit) – U.S. federal	-	-
Total income tax expense (benefit)	$112	$387

A reconciliation of our effective income tax and the U.S. federal tax rate is as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Statutory tax	$(93)	$(751)
State and foreign income tax, net of federal income tax benefit	(254)	151
Valuation allowance for deferred tax assets	454	1,513
Foreign sourced deemed dividend income	341	(394)
Stock based compensation	(325)	(136)
Other	(11)	4
Total income tax expense (benefit)	$112	$387

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below:

	Year Ended December 31,
	2021	2020
(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$13	$10
Inventory and product return reserves	484	573
Compensation accruals	2,421	1,973
Accrued liabilities	202	179
Book-over-tax depreciation and amortization	23	91
Foreign net operating loss carryforwards	22	53
U.S. net operating loss carryforwards	3,301	3,739
U.S. credit carryforwards	1,440	2,345
	7,906	8,963

Valuation Allowance	(7,906)	(8,963)
Total Deferred Income Tax Assets	$-	$-

The valuation allowance for deferred tax assets decreased $1,057,000 and increased $1,422,000 during the years ended December 31, 2021 and 2020, respectively. The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding our ability to utilize such assets in future years. This full valuation allowance evaluation is based upon our volatile history of losses and the cyclical nature of our industry and capital spending. Credit carryforwards consist primarily of research and experimental and foreign tax credits. We intend to continue to reinvest foreign earnings of our operating subsidiaries.

U.S. net operating loss carryforwards are $15.7 million at December 31, 2021 with expiration years from 2023 to 2034. Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended.

The gross changes in uncertain tax positions resulting in unrecognized tax benefits are presented below:

	Year Ended December 31,
	2021	2020
(in thousands)
Unrecognized tax benefits, opening balance	$365	$348
Prior period tax position increases	-	-
Additions based on tax positions related to current year	27	17
Unrecognized tax benefits, ending balance	$392	$365

Historically, we have incurred minimal interest expense and no penalties associated with tax matters. We have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

Tax years that remain open for examination include 2018, 2019, 2020 and 2021 in the United States of America. In addition, various tax years from 2002 to 2014 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

NOTE 13 – SEGMENT AND GEOGRAPHIC INFORMATION

We consider our operations to be a single operating segment, focused on the design, manufacturing and sale of programming systems used by designers and manufacturers of electronic products.

Major operations outside the U.S. include sales, engineering and service support by subsidiaries in Germany as well as in China, which also manufactures some of our products.

The following tables provide summary operating information by geographic area:

	Year Ended December 31,
(in thousands)	2021	2020
Net sales:
U.S.	$2,607	$1,516
Europe	9,387	8,415
Rest of World	13,841	10,397
	$25,835	$20,328

Included in Europe and Rest of World are the following significant balances:

Germany	$3,783	$3,851
China	$4,203	$3,490

Operating income:
U.S.	$257	($713)
Europe	(1,037)	(1,698)
Rest of World	507	(667)
	$(273)	$(3,078)

Identifiable assets:
U.S.	$15,840	$13,858
Europe	5,638	5,878
Rest of World	7,579	5,856
	$29,057	$25,592

NOTE 14 – IMPAIRMENT AND RELATED CHARGES

During 2021, no impairment or impairment related charges were taken. During the fourth quarter of 2020, we launched a new generation of SentriX tools and capability. This obsoleted components of the first-generation hardware, software and inventory. We also ended support for some legacy automated handlers, impairing the remaining service inventory. As a result, certain capital equipment assets, advance payments and inventory were analyzed and determined to be impaired, totaling $943,000 in the fourth quarter of 2020. This included impairment of $652,000, consisting of $252,000 of equipment and software, $400,000 of prepaid royalties, as well as impairment related charges of $291,000, due to inventory obsolescence (cost of goods sold) for end of certain product support.

NOTE 15 – SUBSEQUENT EVENTS

In preparing the financial statements, the Company has reviewed all known events which have occurred after December 31, 2021 through March 29, 2022, the date on which the financial statements are available for issuance, for potential recognition or disclosure in the consolidated financial statements and footnotes.

On February 23, 2022, Edward J. Smith was appointed a director of Data I/O.

During the first quarter of 2022, new COVID-19 outbreaks resulted in sporadic government restrictions on our facilities, customers and vendors in China, which caused supply chain, production, shipment and economic uncertainty impacting our business.  On March 28, 2022, the Shanghai China government announced additional restrictive measures which will close the Company’s Shanghai operations through April 5, 2022.

The Russia-Ukraine war is resulting in increased geo-political and economic uncertainty.  Even though we do not have operations in Russia or Ukraine, our business may be impacted.

There were no other subsequent events which would require additional disclosures to the financial statements other than those already disclosed throughout the Notes to Consolidated Financial Statements.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Registrant’s directors is set forth under “Election of Directors” in our Proxy Statement relating to our annual meeting of shareholders to be held on May 19, 2022 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of our year-end. Information regarding the Registrant’s executive officers is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.”

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

Item 11. Executive Compensation

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 19, 2022 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Executive Compensation.” Such Proxy Statement will be filed within 120 days of our year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 19, 2022 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Voting Securities and Principal Holders.” Such Proxy Statement will be filed within 120 days of our year end.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2021. See Notes 9 and 10 of “Notes to Consolidated Financial Statements.”

	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted–average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by the security holders (1) (2)	1,362	$4.75	730,753
Equity compensation plans not approved by the security holders (3)	12,500	$4.98	-
Total	13,862	$4.96	730,753

(1)	Represents shares of our Common Stock issuable pursuant to the Data I/O Corporation 2000 Stock Compensation Incentive Plan, 1982 Employee Stock Purchase Plan and 1996 Director Fee Plan. Table excludes unvested restricted stock awards of 598,777 from the 2000 Plan.
(2)	Stock Appreciation Rights Plan (“SAR”) provides that directors, executive officers or holders of 10% or more of our Common Stock have an accompanying SAR with respect to each exercisable option. While the plan has been approved by the security holders, no amounts are included in columns (a), (b), or (c) relating to the SAR.
(3)	Inducement grant to Michael Tidwell of 25,000 non-qualified stock options with 12,500 remaining unexercised. Table excludes 25,000 unvested 2019 restricted stock inducement grant to Michael Tidwell.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2022 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Principal Accountant’s Fees and Services” in the Proxy Statement relating to our annual meeting of shareholders to be held on May 19, 2022. Such Proxy Statement will be filed within 120 days of our year-end.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Executive Compensation Plans and Arrangements

The following list is a subset of the list of exhibits described below and contains all compensatory plans, contracts or arrangements in which any director or executive officer of Data I/O is a participant, unless the method of allocation of benefits thereunder is the same for management and non-management participants:

(1)	Amended and Restated 1982 Employee Stock Purchase Plan. See Exhibit 10.5.

(2)	Data I/O Corporation Tax Deferral Retirement Plan and Trust with Great West Financial (formerly Orchard Trust Company). See Exhibits 10.15, 10.16, 10.17, 10.29, 10.30 and 10.37.

(3)	Summary of Amended and Restated Management Incentive Compensation Plan. See Exhibit 10.2.

(4)	Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.

(5)	Amended and Restated Executive Agreements. See Exhibit 10.8, 10.20, 10.23 and 10.27.

(6)	1996 Director Fee Plan. See Exhibit 10.4.

(7)	Data I/O Corporation 2000 Stock Compensation Incentive Plan. See Exhibit 10.6, 10.11, 10.21, 10.25 and 10.35.

(8)	Form of Option Agreement. See Exhibit 10.7.

(9)	Form of Indemnification Agreement. See Exhibit 10.18.

(10)	Letter Agreement with Anthony Ambrose. See Exhibit 10.20.

(11)	Letter Agreement with Rajeev Gulati. See Exhibit 10.23.

(12)	Form of Restricted Stock Agreement. See Exhibit 10.12.

(13)	Letter Agreement with Joel S. Hatlen. See Exhibit 10.27.

(14)	Form of Executive Agreement. See Exhibit 10.26.

(15)	Form of Restricted Stock Unit Award Agreement. See Exhibit 10.24.

(16)	Letter Agreement with Michael Tidwell. See Exhibit 10.34.

(a)	List of Documents Filed as a Part of This Report:		Page

	(1)	Index to Financial Statements:

		Report of Independent Registered Public Accounting Firm (PCAOB ID 248)	28

		Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020	30

		Consolidated Statements of Operations for each of the two years ended December 31, 2021 and December 31, 2020	31

		Consolidated Statements of Comprehensive Income (Loss) for each of the two years ended December 31, 2021 and December 31, 2020	32

		Consolidated Statements of Stockholders’ Equity for each of the two years ended December 31, 2021 and December 31, 2020	33

		Consolidated Statements of Cash Flows for each of the two years ended December 31, 2021 and December 31, 2020	34

		Notes to Consolidated Financial Statements	35

	(2)	Index to Financial Statement Schedules:

		Schedule II – Consolidated Valuation and Qualifying Accounts	58

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

	4.2	Description of Data I/O Corporation’s Common Stock.

10	Material Contracts:

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

54

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

10.18	Form of Indemnification Agreement. (Incorporated by reference to Data I/O’s 2010 Annual Report on Form 10-K (File No. 0-10394)).

10.19	Executive Agreement with Anthony Ambrose dated October 25, 2012. (Incorporated by reference to Data I/O’s 2012 Annual Report on Form 10-K (File No. 0-10394)).

10.20	Letter Agreement with Anthony Ambrose (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on October 29, 2012).

10.21	Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan approved May 10, 2012 (Incorporated by reference to Data I/O’s 2012 Proxy Statement filed April 3, 2012).

10.22	Executive Agreement with Rajeev Gulati dated July 25, 2013. (Incorporated by reference to Data I/O’s 2013 Annual Report on Form 10-K (File No. 0-10394)).

10.23	Letter Agreement with Rajeev Gulati (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on July 31, 2013).

10.24	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.29 of Data I/O’s March 31, 2014 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.25

Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan approved April 30, 2014 (Incorporated by reference to Exhibit 10.30 of Data I/O’s March 31, 2014 Quarterly Report on Form 10-Q (File No. 0-10394)).

	10.26	Form of Executive Agreement (Incorporated by reference to Exhibit 10.31 of Data I/O’s June 30, 2014 Quarterly Report on Form 10-Q (File No. 0-10394)).

	10.27	Letter Agreement with Joel S. Hatlen (Incorporated by reference to Exhibit 10.32 of Data I/O’s June 30, 2014 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.28

Third Amendment to Lease, (Redmond East) between Data I/O Corporation and Arden Realty Limited Partnership, made as of June 1, 2015 (Incorporated by reference to Exhibit 10.29 of Data I/O’s June 30, 2015 Quarterly Report on Form 10-Q (File No. 0-10394)).

	10.29	Great West Financial Adoption Agreement #005 Non-standardized 401(k) Plan (Incorporated by reference to Data I/O’s 2015 Annual Report on Form 10-K (File No. 0-10394)).

	10.30	Great West Financial Adoption Agreement #005 Non-standardized 401(k) Plan (Incorporated by reference to Data I/O’s 2016 Annual Report on Form 10-K (File No. 0-10394)).

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

10.32

Fifth Amendment to Lease, between Data I/O Corporation and BRE WA OFFICE OWNER LLC, made as of September 12, 2017 (Incorporated by reference to Data I/O’s September 30, 2017 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.33

1st Amendment to Negotiation Protocol executed on September 24, 2018 between Data I/O Corporation and Robert Bosch GmbH (Incorporated by reference to Exhibit 10.35 of Data I/O’s September 30, 2018 Quarterly Report on Form 10-Q (File No. 0-10394)). (Portions of this exhibit have been omitted based on a request for confidential treatment made to the SEC. The omitted portions of these exhibits have been filed separately with the SEC. The registrant undertakes to furnish on a supplemental basis a copy of any omitted schedules to the Securities Exchange Commission upon request.).

	10.34	Letter Agreement with Michael Tidwell (Incorporated by reference to Form 8-K filed on May 1, 2019).

	10.35	Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan approved May 20, 2021 (Incorporated by reference to Data I/O’s 2021 Proxy Statement dated April 5, 2021).

	10.36	Sixth Amendment to Lease, between Data I/O Corporation and Alco Redmond East, LLC, made as of October 4, 2021.

	10.37	Great West Financial Adoption Agreement #001 Non-standardized 401(k) Plan.

	21.1	Subsidiaries of the Registrant

	23.1	Consent of Independent Registered Public Accounting Firm

31	Certification – Section 302:

	31.1	Chief Executive Officer Certification

	31.2	Chief Financial Officer Certification

32	Certification – Section 906:

	32.1	Chief Executive Officer Certification

	32.2	Chief Financial Officer Certification

101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA I/O CORPORATION
(REGISTRANT)

DATED: March 29, 2022	By:	/s/Anthony Ambrose
Anthony Ambrose
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME & DATE			TITLE

By:	/s/Anthony Ambrose	March 29, 2022	President and Chief Executive Officer
	Anthony Ambrose		(Principal Executive Officer), Director

By:	/s/Joel S. Hatlen	March 29, 2022	Chief Operating and Financial Officer
	Joel S. Hatlen		Vice President Secretary, Treasurer
(Principal Financial and Accounting Officer)

By:	/s/Douglas W. Brown	March 29, 2022	Director
Douglas W. Brown

By:	/s/Mark J. Gallenberger	March 29, 2022	Director
Mark J. Gallenberger

By:	/s/Sally A. Washlow	March 29, 2022	Director
Sally A. Washlow

By:	/s/Cheemin Bo-Linn	March 29, 2022	Director
Cheemin Bo-Linn

By:	s/Edward J. Smith	March 29, 2022	Director
Edward J. Smith

DATA I/O CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Deductions- Describe		Balance at End of Period
(in thousands)
Year Ended December 31, 2020:
Allowance for bad debts	$80	$(14)	$-	(1)	$66

Year Ended December 31, 2021:
Allowance for bad debts	$66	$23	$-	(1)	$89

(1) Uncollectable accounts written off, net of recoveries

