Form 10-Q
period 2022-03-31
DATA I/O CORP
filed 2022-05-12
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Common Stock, no par value, outstanding as of April 30, 2022:  8,624,171

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	March 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,296	$14,190
Trade accounts receivable, net of allowance for
doubtful accounts of $73 and $89, respectively	3,055	3,995
Inventories	6,625	6,351
Other current assets	817	737
TOTAL CURRENT ASSETS	22,793	25,273

Property, plant and equipment – net	953	946
Other assets	2,742	2,838
TOTAL ASSETS	$26,488	$29,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,463	$1,373
Accrued compensation	1,526	2,496
Deferred revenue	1,466	1,507
Other accrued liabilities	1,439	1,413
Income taxes payable	3	-
TOTAL CURRENT LIABILITIES	5,897	6,789

Operating lease liabilities	2,138	2,277
Long-term other payables	193	138

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,622,369 shares as of March 31,
2022 and 8,621,007 shares as of December 31, 2021	21,183	20,886
Accumulated earnings (deficit)	(3,831)	(2,011)
Accumulated other comprehensive income	908	978
TOTAL STOCKHOLDERS’ EQUITY	18,260	19,853
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,488	$29,057

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Net sales	$4,965	$6,015
Cost of goods sold	2,662	2,677
Gross margin	2,303	3,338
Operating expenses:
Research and development	1,616	1,606
Selling, general and administrative	2,048	2,062
Total operating expenses	3,664	3,668
Operating income (loss)	(1,361)	(330)
Non-operating income:
Interest income	1	3
Gain on sale of assets	58	-
Foreign currency transaction gain (loss)	(60)	26
Total non-operating income (loss)	(1)	29
Income (loss) before income taxes	(1,362)	(301)
Income tax (expense) benefit	(458)	(32)
Net income (loss)	($1,820)	($333)

Basic earnings (loss) per share	($0.21)	($0.04)
Diluted earnings (loss) per share	($0.21)	($0.04)
Weighted-average basic shares	8,622	8,420
Weighted-average diluted shares	8,622	8,420

See notes to consolidated financial statements

4

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021

Net income (loss)	($1,820)	($333)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(70)	(180)
Comprehensive income (loss)	($1,890)	($513)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(UNAUDITED)

				Accumulated
	Common Stock		Retained	and Other	Total
			Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity
Balance at December 31, 2020	8,416,335	$20,071	($1,456)	$1,024	$19,639
Stock awards issued, net of tax withholding	2,089	(4)	-	-	(4)
Issuance of stock through: ESPP	3,175	16	-	-	16
Share-based compensation	-	278	-	-	278
Net income (loss)	-	-	(333)	-	(333)
Other comprehensive income (loss)	-	-	-	(180)	(180)
Balance at March 31, 2021	8,421,599	$20,361	($1,789)	$844	$19,416
Balance at December 31, 2021	8,621,007	$20,886	($2,011)	$978	$19,853
Stock awards issued, net of tax withholding	-	-	-	-	-
Issuance of stock through: ESPP	1,362	6	-	-	6
Share-based compensation	-	291	-	-	291
Net income (loss)	-	-	(1,820)	-	(1,820)
Other comprehensive income (loss)	-	-	-	(70)	(70)
Balance at March 31, 2022	8,622,369	$21,183	($3,831)	$908	$18,260

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Three Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($1,820)	($333)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	140	200
Equipment transferred to cost of goods sold	125	132
Share-based compensation	291	278
Net change in:
Trade accounts receivable	913	(843)
Inventories	(277)	442
Other current assets	(98)	36
Accounts payable and accrued liabilities	(835)	(94)
Deferred revenue	28	175
Other long-term liabilities	(253)	(105)
Deposits and other long-term assets	204	136
Net cash provided by (used in) operating activities	(1,582)	24

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(272)	(92)
Cash provided by (used in) investing activities	(272)	(92)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments
for shares withheld to cover tax	6	12
Cash provided by (used in) financing activities	6	12
Increase (decrease) in cash and cash equivalents	(1,848)	(56)

Effects of exchange rate changes on cash	(46)	(490)
Cash and cash equivalents at beginning of period	14,190	14,167
Cash and cash equivalents at end of period	$12,296	$13,621

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$441	$40

See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - FINANCIAL STATEMENT PREPARATION

Data I/O Corporation (“Data I/O”, “We”, “Our”, “Us”) prepared the financial statements as of March 31, 2022 and March 31, 2021 according to the rules and regulations of the Securities and Exchange Commission ("SEC").  These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.  These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2021.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year.  During 2022 and 2021, the impact of capitalization of incremental costs for obtaining contracts was immaterial.  We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

The following table represents our revenues by major categories:

	Three Months Ended
Net sales by type	March 31, 2022	Change	March 31, 2021
(in thousands)
Equipment	$2,607	(22.1%)	$3,347
Adapter	1,622	(15.0%)	1,908
Software and Maintenance	736	(3.2%)	760
Total	$4,965	(17.5%)	$6,015

Share-Based Compensation

All stock-based compensation awards are measured based on estimated fair values on the date of grant and recognized as compensation expense on the straight-line method.  Our share-based compensation is reduced for estimated forfeitures at the time of grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.

Income Tax

Income taxes are computed at current enacted tax rates, less tax credits using the asset and liability method.  Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities.  Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, and any changes in the valuation allowance caused by a change in judgment about the realization of the related deferred tax assets.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. During the quarter ended March 31, 2022, as a result of a dividend paid from our China subsidiary to the USA parent company, $442,000 of income tax was withheld and paid.

Recently Adopted Accounting Pronouncements

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

NOTE 2 – INVENTORIES

Inventories consisted of the following components:

	March 31, 2022	December 31, 2021
(in thousands)
Raw material	$3,992	$3,771
Work-in-process	1,727	1,602
Finished goods	906	978
Inventories	$6,625	$6,351

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	March 31, 2022	December 31, 2021
(in thousands)
Leasehold improvements	$431	$430
Equipment	5,191	5,218
Sales demonstration equipment	807	754
	6,429	6,402
Less accumulated depreciation	5,476	5,456
Property and equipment, net	$953	$946

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	March 31, 2022	December 31, 2021
(in thousands)
Lease liability - short term	$623	$601
Product warranty	430	432
Sales return reserve	71	71
Other taxes	132	180
Other	183	129
Other accrued liabilities	$1,439	$1,413

The changes in our product warranty liability for the three months ending March 31, 2022 are as follows:

	March 31, 2022	December 31, 2021
(in thousands)
Liability, beginning balance	$432	$371
Net expenses	217	864
Warranty claims	(217)	(864)
Accrual revisions	(2)	61
Liability, ending balance	$430	$432

NOTE 5 – LEASES

Our leasing arrangements are primarily for facility leases we use to conduct our operations. The following table presents our future lease payments for long-term operating leases as of March 31, 2022:

Operating Lease Commitments
(in thousands)
2022 (remaining)	$594
2023	920
2024	836
2025	585
2026	133
Thereafter	48
Total	$3,116
Less Imputed interest	(356)
Total operating lease liabilities	$2,760

Cash paid for operating lease liabilities for the three months ended March 31, 2022 and 2021 were $212,000 and $201,000, respectively.

The following table presents supplemental balance sheet information related to leases:

	Balance at March 31, 2022	Balance at December 31, 2021
(in thousands)
Right-of-use assets (Long-term other assets)	$2,697	$2,793
Lease liability-short term (Other accrued liabilities)	623	601
Lease liability-long term (Operating lease liabilities)	2,138	2,277

At March 31, 2022, the weighted average remaining lease term is 3.67 and the weighted average discount rate used is 5%.

The components of our lease expense for the three months ended March 31, 2022 and 2021 include operating lease costs of $220,000 and $171,000, respectively, and short-term lease costs of $20,000 and $7,000, respectively.

Our real estate facility leases are described below:

During the fourth quarter of 2021, we amended our lease agreement for the Redmond, Washington headquarters facility, extending the lease to January 31, 2026.  The lease is for approximately 20,460 square feet.

In April 2021, we signed a lease extension effective November 1, 2021  that extends the lease for a facility located in Shanghai, China through October 31, 2024.  This lease is for approximately 19,400 square feet.

Our lease for our facility located near Munich, Germany ran through February 28, 2022 and in March 2022 we entered into a lease extension to August 2027.  This lease is for approximately 4,895 square feet.

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At March 31, 2022, the purchase commitments and other obligations totaled $2.0 million of which all but $590,000 are expected to be paid over the next twelve months.

NOTE 7 – CONTINGENCIES

As of March 31, 2022, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2022	March 31, 2021
(in thousands except per share data)
Numerator for basic and diluted
earnings (loss) per share:
Net income (loss)	(1,820)	($333)

Denominator for basic
earnings (loss) per share:
Weighted-average shares	8,622	8,420

Employee stock options and awards	-	-

Denominator for diluted
earnings (loss) per share:
Adjusted weighted-average shares &
assumed conversions of stock options	8,622	8,420

Basic and diluted
earnings (loss) per share:
Basic earnings (loss) per share	($0.21)	($0.04)
Diluted earnings (loss) per share	($0.21)	($0.04)

Options to purchase 12,500 and 25,000 shares respectively were outstanding as of March 31, 2022 and 2021, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 9 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
(in thousands)
Cost of goods sold	$15	$10
Research and development	64	71
Selling, general and administrative	212	197
Total share-based compensation	$291	$278

Equity awards granted during the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021

Restricted Stock Units	2,515	2,000

Non-employee directors Restricted Stock Units (“RSUs”) typically vest over the earlier of one year or the next annual meeting of shareholders and Non-Qualified stock options vest over three years and have a six-year exercise period.  Employee RSUs typically vest over four years and employee Non-Qualified stock options typically vest quarterly over 4 years and have a six-year exercise period.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at March 31, 2022 are:

March 31, 2022

Unamortized future equity compensation expense (in thousands)	$2,021
Remaining weighted average amortization period (in years)	2.44

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements herein regarding economic outlook, impact of COVID-19; Shanghai COVID-19 resurgence lockdown impact and timing; industry prospects and trends; expected business recovery; industry partnerships; future results of operations or financial position; future spending; breakeven revenue point; expected market decline, bottom or growth; market acceptance of our newly introduced or upgraded products or services; the sufficiency of our cash to fund future operations and capital requirements; development, introduction and shipment of new products or services; changing foreign operations; trade issues and tariffs; expected inventory levels; expectations for unsupported platform or product versions and related inventory and other charges; Russian invasion of Ukraine impacts; supply chain expectations; semiconductor chip shortages; and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report.  The Reader should not place undue reliance on these forward-looking statements.  The discussions above and in the section in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in our Annual report on Form 10-K for the year ended December 31, 2021, describe some, but not all, of the factors that could cause these differences.

OVERVIEW

The first quarter of 2022 was very unusual.  It started strongly with orders and new sales funnel prospect additions, which appeared to relate to improved supply chain and semiconductor part shortage problems that had been significant issues in the second half of 2021.  The improvement of business conditions was before the geopolitical issues stemming from the late-February Russian invasion of Ukraine and the mid-March COVID-19 resurgence in China resulting in restrictions and the lockdown of Shanghai.  We discontinued our relationship with our Russian distributor, which represented an immaterial level of business.  We had no distribution or operations in Ukraine.  The lockdown impacted end of quarter shipments that were completed and ready for delivery to customers from Shanghai.  Approximately $1 million of potential revenue, including 5 PSV systems remained in inventory and backlog at the end of the quarter.  No orders were cancelled and we expect to be able to resume shipments later in the second quarter. The timing of ending the lockdown is uncertain and depending when we are allowed to resume deliveries may result in not having enough time to expect collections to occur in the second quarter. We expect that we have adequate cash resources and that the collections and cash should be normalized before the end of the third quarter.

In the first quarter of 2022, due to a continued cyclical downturn, Russian invasion of Ukraine impacts particularly on Europe, the COVID-19 related Shanghai lockdown resulting in about $1M of potential revenue not being shipped and realized, combined with continued significant investments in our security deployment business, we incurred operating losses. Our strong cash position and balance sheet combined with our long-term view of the market gave us the financial flexibility to make these security business investments.  At Data I/O, we are investing for the long-term to retain and extend our leadership position in automotive electronics and security deployment.  On the product side, we continue to invest with a long-term focus towards expanding our markets and creating unique value for our customers. This is true for both our traditional core business as well as the emerging security deployment business.

Our short-term challenge continues to be operating in a cyclical, COVID-19 impacted, geopolitical uncertainties and rapidly evolving industry environment with continued supply chain and silicon part shortages issues.   We continue to balance industry changes, industry partnerships, new technologies, business geography shifts, travel and customer restrictions, customer shut downs, exchange rate volatility, trade issues and tariffs, COVID-19 impacts, semiconductor chip shortages, increasing costs and strategic investments in our business with the level of demand and mix of business we expect.  We continue to manage our costs carefully and execute strategies for cash preservation, protecting our employee base, addressing inflation impacts,  and cost control. Many of our employees continue to work remotely from home or on a hybrid basis, with the essential production and process workers onsite as part of our essential operations.

We are focusing our research and development efforts in our strategic growth markets, namely automotive electronics and IoT new programming technologies, secure supply chain solutions, automated programming systems and their enhancements for the manufacturing environment and software. We are continuing to develop technology to securely provision new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Microcontrollers.  We continue to focus on extending the capabilities of our programming systems and support for our product lines and supporting the latest semiconductor devices, including various configurations of NAND Flash, e-MMC, UFS and microcontrollers on our newer products.

Our customer focus has been on global and strategic high-volume manufacturers in key market segments like automotive electronics, IoT, industrial controls and consumer electronics as well as programming centers.

Although the long-term prospects for our strategic growth markets should be good, these markets and our business have been, and are likely to continue to be, adversely impacted by the global pandemic of COVID-19. Chip shortages are causing issues and some automotive plant interruptions.  This appears to be a lingering issue for 2022 and in some cases drives consumable adapter demand in order to support alternative chips.

As a global company with over 90% of our sales in international markets, we have been and expect to continue to be impacted by the COVID-19 pandemic in all markets we serve, with follow-on waves of impact. On March 29, 2022 we announced that our Shanghai facility was being closed due to the local government lockdown.  We were unable to ship products valued at $1M, and the facility remains closed. We are supporting customers from our Redmond, Washington USA facility and dealing with shipping bottlenecks and shutdowns.  We believe that our classification as essential by certain U.S. customer groups will continue to keep operations open in the USA.  We source other components from China and other countries that are used to manufacture our equipment in China and in our Redmond, Washington facility. These components may not be readily available or subject to delays. Our manufacturing facilities in Shanghai and Redmond have helped us to be part of a resilient supply chain to our customers with dual production of some products and local sourcing of many suppliers.  Many of our employees and executives are working from home or on a hybrid basis and we are limiting visitors to our facilities as the pandemic continues.  All of our facilities are subject to restrictions and closure by governmental entities. The pandemic has and may continue to impact our revenues in some geographies, our ability to obtain key components and to manufacture our products, as well as sell, install and support our products around the world. We expect wide-spread vaccinations to help restore business interactions with customers, however we expect to continue to be impacted and respond to customer site restrictions on sales and service visits, travel restrictions, closed borders, cancelled trade shows and industry gatherings, and modifications in our operations to allow social distancing.  The geopolitical uncertainty from the Russian invasion of Ukraine remains a continuing issue.  See also the detailed discussion of the impacts of COVID-19 on our business and markets in Item 1A, Risk Factors in our annual report on Form 10-K. The pandemic could have the effect of heightening many of the other risks described in Item 1A of our Form 10-K . Annual projections on spending, growth, mix, and profitability have been and are likely to be further revised substantially as new information is obtained.

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, sales returns, bad debts, inventories, income taxes, warranty obligations, restructuring charges, contingencies such as litigation and contract terms that have multiple elements and other complexities typical in the capital equipment industry.  We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year.  During 2022 and 2021, the impact of capitalization of incremental costs for obtaining contracts was immaterial.  We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

Tax Valuation Allowances:  Given the uncertainty created by our loss history, as well as the current and ongoing cyclical and COVID-19 pandemic related uncertain economic outlook for our industry, capital and geographic spending, as well as income and current net deferred tax assets by entity and country, we expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances.  At the current time, we expect, therefore, that reversals of the tax valuation allowance will take place as we are able to take advantage of the underlying tax loss or other attributes in carry forward or their use by future income or circumstances allow us to realize these attributes.  The transfer pricing and expense or cost sharing arrangements are complex areas where judgments, such as the determination of arms-length arrangements, can be subject to challenges by different tax jurisdictions.

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

RESULTS OF OPERATIONS:

NET SALES

	Three Months Ended
Net sales by product line	March 31, 2022	Change	March 31, 2021
(in thousands)
Automated programming systems	$3,876	(21.1%)	$4,910
Non-automated programming systems	1,089	(1.4%)	1,105
Total programming systems	$4,965	(17.5%)	$6,015

	Three Months Ended
Net sales by location	March 31, 2022	Change	March 31, 2021
(in thousands)
United States	$288	1.4%	$284
% of total	5.8%		4.7%

International	$4,677	(18.4%)	$5,731
% of total	94.2%		95.3%

	Three Months Ended
Net sales by type	March 31, 2022	Change	March 31, 2021
(in thousands)
Equipment sales	$2,607	(22.1%)	$3,347
Adapter sales	1,622	(15.0%)	1,908
Software and maintenance	736	(3.2%)	760
Total programming systems	$4,965	(17.5%)	$6,015

Net sales in the first quarter of 2022 were $5.0 million, as compared with $6.0 million in the prior year period and $6.4 million in the fourth quarter of 2021.  Sales in the first quarter of 2022 were impacted by a resumption of COVID-19 related shut downs in Shanghai.  This resulted in approximately $1 million in potential product revenue that could not ship.  No orders have been cancelled and their shipment is expected later in the second quarter.

First quarter 2022 bookings were $6.2 million, as compared with $5.4 million in the prior year period and $6.2 million in fourth quarter of 2021.  We began the quarter strongly with improved orders and sales funnel additions.  The improvement in the business conditions was before the late February Russian invasion of Ukraine and the mid-March COVID-19 resurgence in China resulting in restrictions and a lockdown in Shanghai.  We believe these events caused uncertainty and a late quarter slowdown in Europe, and shut down related interruptions in our Shanghai business.  The first quarter of 2021 was early in the original COVID-19 recovery with business just resuming.

On a geographic basis, international sales represented approximately 94.2% of total net sales for the first quarter of 2022 compared with 95.3% in the prior year period. Total equipment sales were 52% of revenues, adapters were 33% and software and services revenues were 15% of revenues respectively in the first quarter of 2022 compared with 56% and 31% and 13% respectively for the first quarter of 2021. Automotive electronics represented 63% of orders for the quarter.

Backlog at March 31, 2022 was $4.1 million, as compared with $2.9 million at year end and up from $3.0 million at March 31, 2021. The backlog increase was primarily due to the Shanghai lockdown related $1 million of potential revenue shipments that were caught up in the shutdown and included 5 PSV systems that were complete and ready to ship. Data I/O had $1.7 million in deferred revenue at the end of the first quarter of 2022 as compared with $1.3 million at the end of the first quarter of 2021.

GROSS MARGIN

	Three Months Ended
	March 31, 2022	Change	March 31, 2021
(in thousands)
Gross margin	$2,303	(31.0%)	$3,338
Percentage of net sales	46.4%		55.5%

Gross margin as a percentage of sales in the first quarter of 2022 was 46.4% as compared to 55.5% in the same period last year. For the first quarter of 2022, gross margin was primarily impacted by the lower sales volume and mix. The Shanghai lockdown prevented shipments of approximately $1 million in potential revenue that would have added approximately 5 gross margin percentage points.

RESEARCH AND DEVELOPMENT

	Three Months Ended
	March 31, 2022	Change	March 31, 2021
(in thousands)
Research and development	$1,616	0.6%	$1,606
Percentage of net sales	32.5%		26.7%

Research and development (“R&D”) expenses in the first quarter of 2022 were approximately the same as compared to the same period in 2021. We have maintained our investment in our product development and supporting our growth initiatives.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended
	March 31, 2022	Change	March 31, 2021
(in thousands)
Selling, general &
administrative	$2,048	(0.7%)	$2,062
Percentage of net sales	41.2%		34.3%

Selling, General and Administrative (“SG&A”) expenses were approximately the same as compared to the same period in 2021.  The lower sales volume resulted in lower sales commissions, however these were  offset by higher marketing and rent costs.  Cost control measures have remained in place during the first quarter of 2022 and are expected to continue in the second quarter of 2022.

INTEREST

	Three Months Ended
	March 31, 2022	Change	March 31, 2021
(in thousands)
Interest income	$1	(66.7%)	$3

Interest income was approximately the same in the first quarter of 2022 as compared to the same period in 2021 and reflects lower invested balances in foreign subsidiary accounts.

INCOME TAXES

	Three Months Ended
	March 31, 2022	Change	March 31, 2021
(in thousands)
Income tax benefit (expense)	($458)	1331.3%	($32)

Income tax benefit (expense) for the first quarter of both 2022 and 2021, primarily related to foreign and state taxes.  During the first quarter of 2022 a China dividend withholding tax of $442,000 was paid in connection with a dividend repatriation to the US parent company.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $8.2 million as of March 31, 2022.  As of March 31, for both 2022 and 2021, our deferred tax assets and valuation allowance have been reduced by approximately $399,000 and $371,000, respectively, associated with the requirements of accounting for uncertain tax positions.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2022	Change	December 31, 2021
(in thousands)
Working capital	$16,896	($1,588)	$18,484

At March 31, 2022, our principal sources of liquidity consisted of existing cash and cash equivalents.  Cash decreased $1,894,000 from December 31, 2021 primarily from paying off year end accruals for annual incentive compensation of $791,000 and annual 401(k) matching contributions of $224,000, as well as one-time China dividend income withholding tax of $442,000 on the dividend from Shanghai and funding the operating loss.

Our working capital decreased $1,588,000 during 2022, primarily due to the reasons for the cash decline in the period.  The Shanghai lockdown delayed the delivery of approximately $1 million of potential product revenue. Depending on the timing of the expected reopening later in the second quarter and resumption of shipping, there may not be enough time to expect collections to take place before the end of the second quarter. We believe we have the funds necessary to accommodate this. The company continues to have no debt.

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

As a result of our cyclical industry, significant product development, customer support and selling and marketing efforts, we have required substantial working capital to fund our operations.  We have tried to balance our level of development spending with the goal of profitable operations or managing down business levels related to COVID-19.  We have implemented or have initiatives to implement geographic shifts in our operations, optimize real estate usage, reduce exposure to the impact of currency volatility and tariffs, increase product development differentiation, and controlling costs.

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through the next one-year period, and beyond.  We may require additional cash at the U.S. headquarters, which could cause potential repatriation of cash that is held in our foreign subsidiaries.  We currently do not have plans and/or intentions to make further repatriations.  For any repatriation, there may be tax and other impediments to any repatriation actions.  As many repatriations typically have associated withholding taxes, those withheld will be a current tax without generating a current or deferred tax benefit.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek possible additional financing.

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted in the accompanying consolidated financial statements in Note 6, “Other Commitments”, we have no off-balance sheet arrangements.

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURES

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was ($1,223,000) in the first quarter of 2022 compared to ($105,000) in the first quarter of 2021.  Adjusted EBITDA, excluding equity compensation (a non-cash item), was ($932,000) in the first quarter of 2022, compared to $173,000 in the first quarter of 2021.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURE RECONCILIATION

	Three Months Ended March 31,
	2022	2021
(in thousands)
Net Income (loss)	($1,820)	($333)
Interest (income)	(1)	(3)
Taxes	458	32
Depreciation & amortization	140	199
EBITDA earnings (loss)	($1,223)	($105)
Equity compensation	291	278
Adjusted EBITDA, excluding equity compensation	($932)	$173

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of March 31, 2022, we were not a party to any material pending legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There are no material changes to the Risk Factors described in our Annual Report.

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

DATED:   May 12, 2022

DATA I/O CORPORATION

(REGISTRANT)

By:	/s/Anthony Ambrose
Anthony Ambrose President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

By:	/s/Joel S. Hatlen
Joel S. Hatlen Vice President and Chief Operating and Financial Officer Secretary and Treasurer (Principal Financial Officer and Duly Authorized Officer)

