Form 10-Q
period 2022-06-30
DATA I/O CORP
filed 2022-08-12
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
Or
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

Shares of Common Stock, no par value, outstanding as of July 31, 2022: 8,816,205

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	June 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,291	$14,190
Trade accounts receivable, net of allowance for
doubtful accounts of $83 and $89, respectively	4,165	3,995
Inventories	6,925	6,351
Other current assets	575	737
TOTAL CURRENT ASSETS	21,956	25,273

Property, plant and equipment – net	1,040	946
Other assets	2,542	2,838
TOTAL ASSETS	$25,538	$29,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,848	$1,373
Accrued compensation	1,557	2,496
Deferred revenue	1,252	1,507
Other accrued liabilities	1,374	1,413
Income taxes payable	60	-
TOTAL CURRENT LIABILITIES	6,091	6,789

Operating lease liabilities	1,897	2,277
Long-term other payables	198	138

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,814,279 shares as of June 30,
2022 and 8,621,007 shares as of December 31, 2021	21,386	20,886
Accumulated earnings (deficit)	(4,488)	(2,011)
Accumulated other comprehensive income	454	978
TOTAL STOCKHOLDERS’ EQUITY	17,352	19,853
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,538	$29,057

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net sales	$4,769	$6,733	$9,734	$12,748
Cost of goods sold	2,011	2,896	4,673	5,573
Gross margin	2,758	3,837	5,061	7,175
Operating expenses:
Research and development	1,557	1,673	3,173	3,279
Selling, general and administrative	1,928	2,054	3,976	4,116
Total operating expenses	3,485	3,727	7,149	7,395
Operating income (loss)	(727)	110	(2,088)	(220)
Non-operating income (loss):
Interest income	1	-	2	3
Gain on sale of assets	-	-	57	-
Foreign currency transaction gain (loss)	130	(64)	71	(38)
Total non-operating income (loss)	131	(64)	130	(35)
Income (loss) before income taxes	(596)	46	(1,958)	(255)
Income tax (expense) benefit	(61)	(75)	(519)	(107)
Net income (loss)	$(657)	$(29)	$(2,477)	$(362)

Basic earnings (loss) per share	$(0.08)	$0.00	$(0.29)	$(0.04)
Diluted earnings (loss) per share	$(0.08)	$0.00	$(0.29)	$(0.04)
Weighted-average basic shares	8,709	8,517	8,665	8,469
Weighted-average diluted shares	8,709	8,517	8,665	8,469

See notes to consolidated financial statements

4

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income (loss)	$(657)	$(29)	$(2,477)	$(362)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(454)	152	(524)	4,210
Comprehensive income (loss)	$(1,111)	$123	$(3,001)	$3,848

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(UNAUDITED)

	Common Stock		Retained Earnings	Accumulated and Other Comprehensive Income	Total Stockholders’
	Shares	Amount	(Deficit)	(Loss)	Equity
Balance at December 31, 2020	8,416,335	$20,071	$(1,456)	$1,024	$19,639
Stock awards issued, net of tax withholding	2,089	(4)	-	-	(4)
Issuance of stock through: ESPP	3,175	16	-	-	16
Share-based compensation	-	278	-	-	278
Net income (loss)	-	-	(333)	-	(333)
Other comprehensive income (loss)	-	-	-	(180)	(180)
Balance at March 31, 2021	8,421,599	$20,361	$(1,789)	$844	$19,416
Stock awards issued, net of tax withholding	197,923	(442)	-	-	(442)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	401	-	-	401
Net income (loss)	-	-	(29)	-	(29)
Other comprehensive income (loss)	-	-	-	152	152
Balance at June 30, 2021	-	$20,567	$(1,818)	$996	$19,498
Balance at December 31, 2021	8,621,007	$20,886	$(2,011)	$978	$19,853
Stock awards issued, net of tax withholding	-	-	-	-	-
Issuance of stock through: ESPP	1,362	6	-	-	6
Share-based compensation	-	291	-	-	291
Net income (loss)	-	-	(1,820)	-	(1,820)
Other comprehensive income (loss)	-	-	-	(70)	(70)
Balance at March 31, 2022	8,622,369	$21,183	$(3,831)	$908	$18,260
Stock awards issued, net of tax withholding	191,910	(177)	-	-	(177)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	380	-	-	380
Net income (loss)	-	-	(657)	-	(657)
Other comprehensive income (loss)		-	-	(454)	(454)
Balance at June 30, 2022	8,814,279	$21,386	$(4,488)	$454	$17,352

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($2,477)	($362)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	293	350
Equipment transferred to cost of goods sold	261	131
Share-based compensation	671	680
Net change in:
Trade accounts receivable	(278)	(2,031)
Inventories	(701)	(20)
Other current assets	131	139
Accounts payable and accrued liabilities	(347)	626
Deferred revenue	(156)	273
Other long-term liabilities	(493)	(222)
Deposits and other long-term assets	344	280
Net cash provided by (used in) operating activities	(2,752)	(156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(648)	(235)
Cash provided by (used in) investing activities	(648)	(235)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments
for shares withheld to cover tax	(171)	(431)
Cash provided by (used in) financing activities	(171)	(431)
Increase (decrease) in cash and cash equivalents	(3,571)	(822)

Effects of exchange rate changes on cash	(328)	(332)
Cash and cash equivalents at beginning of period	14,190	14,167
Cash and cash equivalents at end of period	$10,291	$13,013

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$445	$78

See notes to consolidated financial statements

DATA I/O CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

We prepared the financial statements as of June 30, 2022 and June 30, 2021 according to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

Significant Accounting Policies

These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2021. There have been no changes to our significant accounting policies described in the Annual Report that have had a material impact on our unaudited condensed consolidated financial statements and related notes.

Revenue Recognition

Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) provides a single, principles-based, five-step model to be applied to all contracts with customers. It generally provides for the recognition of revenue in an amount that reflects the consideration to which the Company expects to be entitled, net of allowances for estimated returns, discounts or sales incentives, as well as taxes collected from customers when control over the promised goods or services are transferred to the customer.

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

The revenue related to products requiring installation that is perfunctory is recognized upon transfer of control of the product to customers, which generally is at the time of shipment. Installation that is considered perfunctory includes any installation that is expected to be performed by other parties, such as distributors, other vendors, or the customers themselves. This analysis considers the complexity, skill and training needed, as well as customer expectations regarding installation.

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

The following table represents our revenues by major categories:

	Three Months Ended			Six Months Ended
Net sales by type	June 30, 2022	Change	June 30, 2021	June 30, 2022	Change	June 30, 2021
(in thousands)
Equipment	$2,628	(36.4%)	$4,130	$5,234	(30.0%)	$7,477
Adapter	1,425	(26.6%)	1,942	3,048	(20.8%)	3,850
Software and Maintenance	716	8.3%	661	1,452	2.2%	1,421
Total	$4,769	(29.2%)	$6,733	$9,734	(23.6%)	$12,748

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

Recently Adopted Accounting Pronouncements

For the six months ended June 30, 2022, there were no recently issued accounting pronouncements that had, or are expected to have, a material impact to Data I/O Corporation’s consolidated financial statements.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:

	June 30, 2022	December 31, 2021
(in thousands)
Raw material	$4,072	$3,771
Work-in-process	1,736	1,602
Finished goods	1,117	978
Inventories	$6,925	$6,351

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	June 30, 2022	December 31, 2021
(in thousands)
Leasehold improvements	$413	$430
Equipment	5,144	5,218
Sales demonstration equipment	949	754
	6,506	6,402
Less accumulated depreciation	5,466	5,456
Property and equipment, net	$1,040	$946

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	June 30, 2022	December 31, 2021
(in thousands)
Lease liability - short term	$705	$601
Product warranty	400	432
Sales return reserve	71	71
Other taxes	98	180
Other	100	129
Other accrued liabilities	$1,374	$1,413

The changes in our product warranty liability for the six months ending June 30, 2022 are as follows:

	June 30, 2022	December 31, 2021
(in thousands)
Liability, beginning balance	$432	$371
Net expenses	400	864
Warranty claims	(400)	(864)
Accrual revisions	(32)	61
Liability, ending balance	$400	$432

NOTE 5 – LEASES

Our leasing arrangements are primarily for facility leases we use to conduct our operations. The following table presents our future lease payments for long-term operating leases as of June 30, 2022:

Operating Lease Commitments
(in thousands)
2022 (remaining)	$369
2023	896
2024	818
2025	581
2026	129
Thereafter	47
Total	$2,840
Less Imputed interest	(238)
Total operating lease liabilities	$2,602

Cash paid for operating lease liabilities for the three and six months ended June 30, 2022 were $410,000 and $199,000, respectively.

The following table presents supplemental balance sheet information related to leases as of June 30, 2022:

	Balance at June 30, 2022	Balance at December 31, 2021
(in thousands)
Right-of-use assets (Long-term other assets)	$2,498	$2,793
Lease liability-short term (Other accrued liabilities)	705	601
Lease liability-long term (Operating lease liabilities)	1,897	2,277

At June 30, 2022, the weighted average remaining lease term is 3.42 years and the weighted average discount rate used is 5%.

The components of our lease expense for the three and six months ended June 30, 2022 include operating lease costs of $213,000 and $434,000, respectively, and short-term lease costs of $8,000 and $27,000, respectively.

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

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At June 30, 2022, the purchase commitments and other obligations totaled $3.0 million of which all but $540,000 are expected to be paid over the next twelve months.

NOTE 7 – CONTINGENCIES

As of June 30, 2022, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 8 – INCOME TAXES

Income tax benefit (expense) primarily relates to foreign and state taxes. The first quarter of 2022 included dividend withholding taxes on a dividend repatriation.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(in thousands except per share data)
Numerator for basic and diluted
earnings (loss) per share:
Net income (loss)	$(657)	$(29)	$(2,477)	$(362)

Denominator for basic
earnings (loss) per share:
Weighted-average shares	8,709	8,517	8,665	8,469

Employee stock options and awards	-	-	-	-

Denominator for diluted
earnings (loss) per share:
Adjusted weighted-average shares &
assumed conversions of stock options	8,709	8,517	8,665	8,469

Basic and diluted
earnings (loss) per share:
Basic earnings (loss) per share	$(0.08)	$0.00	$(0.29)	$(0.04)
Diluted earnings (loss) per share	$(0.08)	$0.00	$(0.29)	$(0.04)

Options to purchase 12,500 and 24,448 shares, respectively, were outstanding as of June 30, 2022 and 2021, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method. For these awards, we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and six months ended June 30, 2022 and 2021, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(in thousands)
Cost of goods sold	$25	$16	$40	$26
Research and development	69	101	133	172
Selling, general and administrative	286	284	498	482
Total share-based compensation	$380	$401	$671	$680

Equity awards granted during the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Restricted Stock Units	324,200	254,400	326,715	256,400
Stock Options	-	-	-	-

The weighted average number of shares outstanding used to compute earnings (loss) per share included the following:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Restricted Stock Units	179,207	352,408	298,344	552,485
Stock Options	177	424	1,061	1,327

Non-employee directors Restricted Stock Units (“RSUs”) typically vest over the earlier of one year or the next annual meeting of shareholders and Non-Qualified stock options vest over three years and have a six-year exercise period. Employee RSUs typically vest over four years and employee Non-Qualified stock options typically vest quarterly over 4 years and have a six-year exercise period.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at June 30, 2022 are:

June 30, 2022

Unamortized future equity compensation expense (in thousands)	$2,631
Remaining weighted average amortization period (in years)	2.82

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

OVERVIEW

At Data I/O, we are investing for the long-term to retain and extend our leadership position in automotive electronics and security deployment. On the product side, we continue to invest with a long-term focus towards expanding our markets and creating unique value for our customers. This is true for both our traditional core business as well as the emerging security deployment business. Our strong cash position and balance sheet combined with our long-term view of the market gives us the financial flexibility to make these investments.

Our short-term challenge continues to be operating in a cyclical, COVID-19 impacted, uncertain geopolitical, and rapidly evolving industry environment with continued supply chain and semiconductor part shortage issues. We continue to balance industry changes, industry partnerships, new technologies, business geography shifts, travel and customer restrictions, customer shut downs, exchange rate volatility, trade issues and tariffs, COVID-19 impacts, semiconductor chip shortages, increasing costs and strategic investments in our business with the level of demand and mix of business we expect. We continue to manage our costs carefully and execute strategies for cash preservation, protecting our employee base, addressing inflation impacts, and cost control. Many of our employees continue to work remotely from home or on a hybrid basis, with the essential production and process workers onsite as part of our essential operations.

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

Although the long-term prospects for our strategic growth markets should be good, these markets and our business have been, and are likely to continue to be, adversely impacted by the global pandemic of COVID-19. Semiconductor chip shortages have, had and continue to cause issues and some automotive plant interruptions. This appears to be a lingering issue for 2022 and in some cases, drives consumable adapter demand in order to support alternative chips.

The Shanghai COVID-19 related lockdown, which impacted our Shanghai facility starting in March, ended in early June and our facility is currently operational. Because we have manufacturing facilities in Shanghai and Redmond, it has helped us to be part of a resilient supply chain to our customers with dual production of some products and local sourcing of many suppliers. The lockdown resulted in building up a record backlog. All unshipped systems in Shanghai at the end of March were shipped in June. The backlog of adapters is being worked down and is expected to return to normal levels in August. The backlog level for systems is expected to return to normal levels during the second half of 2022. The balance sheet impact from the lockdown should return to normal at the end of the third quarter of 2022.

We are limiting visitors to our facilities as the pandemic continues. All of our facilities are subject to restrictions and closure by governmental entities. The pandemic has and may continue to impact our revenues in some geographies, our ability to obtain key components and to manufacture our products, as well as sell, install and support our products around the world. See also the detailed discussion of the impacts of COVID-19 on our business and markets in Item 1A, Risk Factors in our annual report on Form 10-K. The pandemic could have the effect of heightening many of the other risks described in Item 1A of our Form 10-K. Annual projections on spending, growth, mix, and profitability have been and are likely to be further revised substantially as new information is obtained.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition: Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) provides a single, principles-based, five-step model to be applied to all contracts with customers. It generally provides for the recognition of revenue in an amount that reflects the consideration to which the Company expects to be entitled, net of allowances for estimated returns, discounts or sales incentives, as well as taxes collected from customers when control over the promised goods or services are transferred to the customer.

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

The revenue related to products requiring installation that is perfunctory is recognized upon transfer of control of the product to customers, which generally is at the time of shipment. Installation that is considered perfunctory includes any installation that is expected to be performed by other parties, such as distributors, other vendors, or the customers themselves. This analysis considers the complexity, skill and training needed, as well as customer expectations regarding installation.

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

RESULTS OF OPERATIONS:

NET SALES

	Three Months Ended			Six Months Ended
Net sales by product line	June 30, 2022	Change	June 30, 2021	June30, 2022	Change	June 30, 2021
(in thousands)
Automated programming systems	$3,644	(32.3%)	$5,379	$7,520	(26.9%)	$10,289
Non-automated programming systems	1,125	(16.9%)	1,354	2,214	(10.0%)	2,459
Total programming systems	$4,769	(29.2%)	$6,733	$9,734	(23.6%)	$12,748

	Three Months Ended			Six Months Ended
Net sales by location	June 30, 2022	Change	June 30, 2021	June30, 2022	Change	June 30, 2021
(in thousands)
United States	$516	10.0%	$469	$804	6.8%	$753
% of total	10.8%		7.0	%8.3%		5.9%

International	$4,253	(32.1%)	$6,264	$8,930	(25.6%)	$11,995
% of total	89.2%		93.0%	91.7%		94.1%

	Three Months Ended			Six Months Ended
Net sales by type	June 30, 2022	Change	June 30, 2021	June30, 2022	Change	June 30, 2021
(in thousands)
Equipment sales	$2,628	(36.4%)	$4,130	$5,234	(30.0%)	$7,477
Adapter sales	1,425	(26.6%)	1,942	3,048	(20.8%)	3,850
Software and maintenance	716	8.3%	661	1,452	2.2%	1,421
Total programming systems	$4,769	(29.2%)	$6,733	$9,734	(23.6%)	$12,748

Net sales in the second quarter of 2022 were $4.8 million, down 29% as compared with $6.7 million in the second quarter of 2021. The decrease from the prior year period primarily reflects the impact of lower foreign currencies, in particular, unfavorable exchange rates, as reported on a consolidated basis, the previously announced Shanghai COVID-19 restrictions and lockdowns, and the war in Ukraine which impacted European business as well as supply chain, and revenue recognition for shipments that had been held up or delayed. Recurring and consumable revenues, which includes adapter sales, represented $2.1 million or 45% of total revenues in the second quarter 2022, as compared with $2.6 million or 39% of the higher second quarter 2021 total. Total capital equipment sales were 55% of revenues, adapters were 30%, and software and services revenues were 15% of revenues, respectively, in the second quarter of 2022 compared with 61%, 29% and 10%, respectively, for the second quarter of 2021.

On a geographic basis, international sales represented approximately 89.2% of total net sales for the second quarter of 2022 compared with 93.0% in the prior year period.

Second quarter 2022 bookings were $6.4 million, down 28% from $8.9 million in the second quarter of the prior year.

Backlog at June 30, 2022 was approximately $5.8 million, up from $4.1 million at March 31, 2022 and $5.0 million at June 30, 2021. Data I/O had $1.5 million in deferred revenue at June 30, 2022, $1.4 million at June 30, 2021 and $1.5 million at the end of the fourth quarter of 2021.

GROSS MARGIN

	Three Months Ended			Six Months Ended
	June 30, 2022	Change	June 30, 2021	June 30, 2022	Change	June 30, 2021
(in thousands)
Gross margin	$2,758	(28.1%)	$3,837	$5,061	(29.5%)	$7,175
Percentage of net sales	57.8%		57.0%	52.0%		56.3%

Gross margin as a percentage of sales was 57.8% in the second quarter of 2022, as compared to 57.0% in the same period of the prior year. The change in gross margin as a percentage of sales relates primarily to favorable variances during the quarter, offset in part by the effect of changes in volume relative to fixed costs.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Six Months Ended
	June 30, 2022	Change	June 30, 2021	June 30, 2022	Change	June 30, 2021
(in thousands)
Research and development	$1,557	(6.9%)	$1,673	$3,173	(3.2%)	$3,279
Percentage of net sales	32.6%		24.8%	32.6%		25.7%

Research and development (“R&D”) expenses in the second quarter of 2022 were relatively consistent compared to the same period in 2021. We have maintained our investment in our product development and supporting our growth initiatives.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Six Months Ended
	June 30, 2022	Change	June 30, 2021	June 30, 2022	Change	June 30, 2021
(in thousands)
Selling, general &
administrative	$1,928	(6.1%)	$2,054	$3,976	(3.4%)	$4,116
Percentage of net sales	40.4%		30.5%	40.8%		32.3%

Selling, General and Administrative (“SG&A”) expenses in the second quarter of 2022 decreased by approximately $126,000 from the prior year period primarily due to lower sales commissions associated with lower revenue, the channel mix, as well as lower incentive compensation. Cost control measures have remained in place during the first two quarters of 2022 and are expected to continue in the third quarter of 2022.

INTEREST

	Three Months Ended			Six Months Ended
	June 30, 2022	Change	June 30, 2021	June 30, 2022	Change	June 30, 2021
(in thousands)
Interest income	$1	-	$0	$2	(33.3%)	$3

Interest income was higher in the second quarter 2022 compared to the same period in 2021.

INCOME TAXES

	Three Months Ended			Six Months Ended
	June 30, 2022	Change	June 30, 2021	June 30, 2022	Change	June 30, 2021
(in thousands)
Income tax benefit (expense)	$(61)	(18.7%	$(75)	$(519)	385.0%	$(107)

Income tax benefit (expense) for the second quarter of both 2022 and 2021 primarily related to foreign and state taxes. During the first quarter of 2022, a China dividened withholding tax of $442,000 was paid in connection with a dividend repatriation to the US parent company.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes. We have a valuation allowance of $8.5 million as of June 30, 2022. As of June 30, for both 2022 and 2021, our deferred tax assets and valuation allowance have been reduced by approximately $405,000 and $376,000, respectively, associated with the requirements of accounting for uncertain tax positions. Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2022	Change	December 31, 2021
(in thousands)
Working capital	$15,865	$(2,619)	$18,484

At June 30, 2022, our principal sources of liquidity consisted of existing cash and cash equivalents. Cash decreased $3.9 million from December 31, 2021 primarily from funding the operating loss and 2021 year end accruals.

Net working capital at the end of the second quarter of 2022 compared to December 31, 2021 decreased approximately $2.6 million to $15.9 million, with redeployment of cash and offsetting changes in accounts receivable, inventory and current liabilities.

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

As a result of our cyclical industry, significant product development, customer support and selling and marketing efforts, we have required substantial working capital to fund our operations. We have tried to balance our level of development spending with the goal of profitable operations or managing lower business levels related to COVID-19. We have implemented or have initiatives to implement geographic shifts in our operations, optimize real estate usage, reduce exposure to the impact of currency volatility and tariffs, increase product development differentiation, and control costs.

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through the next one-year period, and beyond. We may require additional cash at the U.S. headquarters, which could cause potential repatriation of cash that is held in our foreign subsidiaries. We currently do not have plans and/or intentions to make further repatriations. For any repatriation, there may be tax and other impediments to any repatriation actions. As many repatriations typically have associated withholding taxes, those amounts withheld will be a current tax without generating a current or deferred tax benefit. Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives, including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek possible additional financing.

OFF-Balance sheet arrangements

Except as noted in the accompanying consolidated financial statements in Note 5, “Leases” and Note 6, “Other Commitments”, we have no off-balance sheet arrangements.

Non-Generally accepted accounting principles (GAAP) FINANCIAL MeasureS

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was ($445,000) in the second quarter of 2022 compared to $196,000 in the second quarter of 2021. Adjusted EBITDA, excluding equity compensation (a non-cash item), was ($65,000) in the second quarter of 2022, compared to $597,000 in the second quarter of 2021.

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

Non-Generally accepted accounting principles (GAAP) FINANCIAL Measure RECONCILIATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Net Income (loss)	$(657)	$(29)	$(2,477)	$(362)
Interest (income)	(1)	-	(2)	(3)
Taxes	61	75	519	107
Depreciation & amortization	152	150	293	348
EBITDA earnings (loss)	$(445)	$196	$(1,667)	$90
Equity compensation	380	401	671	680
Adjusted EBITDA, excluding equity compensation	$(65)	$597	$(996)	$770

Recently Adopted Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 for a discussion of recently adopted accounting pronouncements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2022, we were not a party to any material pending legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, investors should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the Risk Factors described in our Annual Report.

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

DATED: August 12, 2022

DATA I/O CORPORATION (REGISTRANT)

By:	/s/Anthony Ambrose
Anthony Ambrose
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

By:	/s/Joel S. Hatlen
Joel S. Hatlen
Vice President and Chief Operating and Financial Officer Secretary and Treasurer (Principal Financial Officer and Duly Authorized Officer)

