Form 10-Q
period 2022-09-30
DATA I/O CORP
filed 2022-11-14
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
Or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Common Stock, no par value, outstanding as of October 25, 2022:  8,816,381

DATA I/O CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(UNAUDITED)

	September 30, 2022	December 31, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,041	$14,190
Trade accounts receivable, net of allowance for doubtful accounts of $98 and $89, respectively	4,412	3,995
Inventories	7,104	6,351
Other current assets	615	737
TOTAL CURRENT ASSETS	23,172	25,273

Property, plant and equipment – net	983	946
Other assets	2,314	2,838
TOTAL ASSETS	$26,469	$29,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,533	$1,373
Accrued compensation	1,631	2,496
Deferred revenue	1,805	1,507
Other accrued liabilities	1,543	1,413
Income taxes payable	170	-
TOTAL CURRENT LIABILITIES	6,682	6,789

Operating lease liabilities	1,659	2,277
Long-term other payables	203	138

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including
200,000 shares of Series A Junior Participating
Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares
Issued and outstanding, 8,816,381 shares as of September 30,
2022 and 8,621,007 shares as of December 31, 2021	21,656	20,886
Accumulated earnings (deficit)	(3,641)	(2,011)
Accumulated other comprehensive income	(90)	978
TOTAL STOCKHOLDERS’ EQUITY	17,925	19,853
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,469	$29,057

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net sales	$7,212	$6,730	$16,946	$19,478
Cost of goods sold	3,101	2,642	7,774	8,215
Gross margin	4,111	4,088	9,172	11,263
Operating expenses:
Research and development	1,432	1,730	4,605	5,009
Selling, general and administrative	1,967	2,216	5,943	6,332
Total operating expenses	3,399	3,946	10,548	11,341
Operating income (loss)	712	142	(1,376)	(78)
Non-operating income (loss):
Interest income	9	8	11	11
Gain on sale of assets	-	-	57	-
Foreign currency transaction gain (loss)	307	(26)	378	(64)
Total non-operating income (loss)	316	(18)	446	(53)
Income (loss) before income taxes	1,028	124	(930)	(131)
Income tax (expense) benefit	(181)	(112)	(700)	(219)
Net income (loss)	$847	$12	($1,630)	($350)

Basic earnings (loss) per share	$0.10	$0.00	($0.19)	($0.04)
Diluted earnings (loss) per share	$0.10	$0.00	($0.19)	($0.04)
Weighted-average basic shares	8,816	8,621	8,715	8,519
Weighted-average diluted shares	8,859	8,760	8,715	8,519

See notes to consolidated financial statements

4

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$847	$12	($1,630)	($350)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(544)	(85)	(1,068)	(113)
Comprehensive income (loss)	$303	($73)	($2,698)	($463)

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

(UNAUDITED)

				Accumulated
	Common Stock		Retained	and Other	Total
			Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity
Balance at December 31, 2020	8,416,335	$20,071	(1,456)	$1,024	$19,639
Stock awards issued, net of tax withholding	2,089	(4)	-	-	(4)
Issuance of stock through: ESPP	3,175	16	-	-	16
Share-based compensation	-	278	-	-	278
Net income (loss)	-	-	(333)	-	(333)
Other comprehensive income (loss)	-	-	-	(180)	(180)
Balance at March 31, 2021	8,421,599	$20,361	(1,789)	$844	$19,416
Repurchased shares	-	-			-
Stock awards issued, net of tax withholding	197,923	(442)	-	-	(442)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	401	-	-	401
Net income (loss)	-	-	(29)	-	(29)
Other comprehensive income (loss)	-	-	-	152	152
Balance at June 30, 2021	8,619,522	$20,320	(1,818)	$996	$19,498
Repurchased shares	-	-			-
Stock awards issued, net of tax withholding	176	-	-	-	-
Issuance of stock through: ESPP	1,309	8	-	-	8
Share-based compensation	-	280	-	-	280
Net income (loss)	-	-	12	-	12
Other comprehensive income (loss)	-	-	-	(85)	(85)
Balance at September 30, 2021	8,621,007	$20,608	1,806	$911	$19,713
Balance at December 31, 2021	8,621,007	$20,886	(2,011)	$978	$19,853
Stock awards issued, net of tax withholding	-	-	-	-	-
Issuance of stock through: ESPP	1,362	6	-	-	6
Share-based compensation	-	291	-	-	291
Net income (loss)	-	-	(1,820)	-	(1,820)
Other comprehensive income (loss)	-	-	-	(70)	(70)
Balance at March 31, 2022	8,622,369	$21,183	(3,831)	$908	$18,260
Stock awards issued, net of tax withholding	191,910	(177)	-	-	(177)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	380	-	-	380
Net income (loss)	-	-	(657)	-	(657)
Other comprehensive income (loss)		-	-	(454)	(454)
Balance at June 30, 2022	8,814,279	$21,386	(4,488)	$454	$17,352

Stock awards issued, net of tax withholding	176	-	-	-	-
Issuance of stock through: ESPP	1,926	6	-	-	6
Share-based compensation	-	264	-	-	264
Net income (loss)	-	-	847	-	847
Other comprehensive income (loss)		-	-	(544)	(544)
Balance at September 30, 2022	8,816,381	$21,656	(3,641)	(90)	$17,925

See notes to consolidated financial statements

DATA I/O CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	($1,630)	($350)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	441	516
Equipment transferred to cost of goods sold	317	121
Share-based compensation	934	961
Net change in:
Trade accounts receivable	(619)	(1,601)
Inventories	(1,031)	(465)
Other current assets	78	800
Accounts payable and accrued liabilities	(248)	897
Deferred revenue	438	228
Other long-term liabilities	(731)	(287)
Deposits and other long-term assets	511	443
Net cash provided by (used in) operating activities	(1,540)	1,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(794)	(361)
Cash provided by (used in) investing activities	(794)	(361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments for shares withheld to cover tax	(165)	(424)
Cash provided by (used in) financing activities	(165)	(424)
Increase (decrease) in cash and cash equivalents	(2,499)	478

Effects of exchange rate changes on cash	(650)	(404)
Cash and cash equivalents at beginning of period	14,190	14,167
Cash and cash equivalents at end of period	$11,041	$14,241

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$516	($463)

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

We prepared the financial statements as of September 30, 2022 and September 30, 2021 according to the rules and regulations of the Securities and Exchange Commission ("SEC").  These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

The revenue related to products requiring installation that is perfunctory is recognized upon transfer of control of the product to customers, which generally is at the time of shipment.  Installation that is considered perfunctory includes any installation that is expected to be performed by other parties, such as distributors, other vendors, or the customers themselves.  This analysis considers the complexity, skill and training needed as well as customer expectations regarding installation.

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

The following table represents our revenues by major categories:

	Three Months Ended			Nine Months Ended
Net sales by type	September 30, 2022	Change	September 30, 2021	September 30, 2022	Change	September 30, 2021
(in thousands)
Equipment	$4,040	(0.9%)	$4,077	$9,274	(19.7%)	$11,554
Adapter	2,330	22.6%	1,901	5,378	(6.5%)	5,751
Software and Maintenance	842	12.0%	752	2,294	5.6%	2,173
Total	$7,212	7.2%	$6,730	$16,946	(13.0%)	$19,478

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

Recently Adopted Accounting Pronouncements

For the nine months ended September  30, 2022, there were no recently issued accounting pronouncements that had, or are expected to have, a material impact to Data I/O Corporation’s consolidated financial statements.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:

	September 30, 2022	December 31, 2021
(in thousands)
Raw material	$4,167	$3,771
Work-in-process	1,956	1,602
Finished goods	981	978
Inventories	$7,104	$6,351

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	September 30, 2022	December 31, 2021
(in thousands)
Leasehold improvements	$394	$430
Equipment	4,888	5,218
Sales demonstration equipment	999	754
	6,281	6,402
Less accumulated depreciation	5,298	5,456
Property and equipment, net	$983	$946

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	September 30, 2022	December 31, 2021
(in thousands)
Lease liability - short term	$767	$601
Product warranty	395	432
Sales return reserve	71	71
Other taxes	204	180
Other	106	129
Other accrued liabilities	$1,543	$1,413

The changes in our product warranty liability for the nine months ending September 30, 2022 are as follows:

	September 30, 2022	December 31, 2021
(in thousands)
Liability, beginning balance	$432	$371
Net expenses	594	864
Warranty claims	(594)	(864)
Accrual revisions	(37)	61
Liability, ending balance	$395	$432

NOTE 5 – LEASES

Our leasing arrangements are primarily for facility leases we use to conduct our operations. The following table presents our future lease payments for long-term operating leases as of September 30, 2022:

Operating Lease Commitments
(in thousands)
2022 (remaining)	$218
2023	870
2024	798
2025	577
2026	125
Thereafter	43
Total	$2,631
Less imputed interest	(205)
Total operating lease liabilities	$2,426

Cash paid for operating lease liabilities for the three and nine months ended September 30, 2022 was $138,000 and $555,000, respectively.  There were three new operating leases during the nine months ended September 30, 2022.

The following table presents supplemental balance sheet information related to leases:

	Balance at September 30, 2022	Balance at December 31, 2021
(in thousands)
Right-of-use assets (Long-term other assets)	$2,250	$2,793
Lease liability-short term (Other accrued liabilities)	767	601
Lease liability-long term (Operating lease liabilities)	1,659	2,277

At September 30, 2022, the weighted average remaining lease term is 3.21 years and the weighted average discount rate used is 5%.

The components of our lease expense for the three and nine months ended September 30, 2022 include operating lease costs of $209,000 and $642,000, respectively, and short-term lease costs of $8,000 and $35,000, respectively.

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

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At September 30, 2022, the purchase commitments and other obligations totaled $2.6 million of which all but $540,000 are expected to be paid over the next twelve months.

NOTE 7 – CONTINGENCIES

As of September 30, 2022, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 8 – INCOME TAXES

Income tax benefit (expense) for the third quarter of both 2022 and 2021, primarily related to foreign and state taxes.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(in thousands except per share data)
Numerator for basic and diluted
earnings (loss) per share:
Net income (loss)	$847	$12	($1,630)	($350)

Denominator for basic
earnings (loss) per share:
Weighted-average shares	8,816	8,621	8,715	8,519

Employee stock options and awards	43	139	-	-

Denominator for diluted
earnings (loss) per share:
Adjusted weighted-average shares &
assumed conversions of stock options	8,859	8,760	8,715	8,519

Basic and diluted
earnings (loss) per share:
Basic earnings (loss) per share	$0.10	$0.00	($0.19)	($0.04)
Diluted earnings (loss) per share	$0.10	$0.00	($0.19)	($0.04)

Options to purchase 12,500 shares were outstanding as of both September 30, 2022 and 2021, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and nine months ended September 30, 2022 and 2021, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(in thousands)
Cost of goods sold	$18	$16	$58	$42
Research and development	58	66	191	238
Selling, general and administrative	188	198	686	680
Total share-based compensation	$264	$280	$935	$960

Equity awards granted during the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Restricted Stock Units	1,000	1,000	327,715	257,400

Non-employee directors Restricted Stock Units (“RSUs”) typically vest over the earlier of one year or the next annual meeting of shareholders and Non-Qualified stock options vest over three years and have a six-year exercise period.  Employee RSUs typically vest over four years and employee Non-Qualified stock options typically vest quarterly over 4 years and have a six-year exercise period.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at September 30, 2022 are:

September 30, 2022

Unamortized future equity compensation expense (in thousands)	$2,371
Remaining weighted average amortization period (in years)	2.64

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

We are focusing our research and development efforts in our strategic growth markets, namely automotive electronics and IoT new programming technologies, secure supply chain solutions, automated programming systems and their enhancements for the manufacturing environment and software. We are continuing to develop technology to securely provision new categories of semiconductors, including Secure Elements, Authentication Chips, and Secure Memory and Secure Microcontrollers.  We continue to focus on extending the capabilities of our programming systems and supporting the latest semiconductor devices, including various configurations of NAND Flash, e-MMC, UFS and microcontrollers on our newer products.  Our customer focus has been on global and strategic high-volume manufacturers in key market segments like automotive electronics, IoT, industrial controls and consumer electronics as well as programming centers.

Although the long-term prospects for our strategic growth markets should be good, these markets and our business have been, and are likely to continue to be, adversely impacted by the global pandemic of COVID-19.  Semiconductor chip shortages have caused, and continue to cause issues and some automotive plant interruptions.  This appears to be a lower impact, but lingering issue for 2022 and in some cases, drives consumable adapter demand in order to support alternative chips.

The Shanghai COVID-19 related lockdown, which impacted our Shanghai facility starting in March, ended in early June, and our facility is currently operational.  The facility was operational at all times in the third quarter.  Because we have manufacturing facilities in Shanghai and Redmond, it has helped us to be part of a resilient supply chain to our customers with dual production of some products and local sourcing of many suppliers.

We continue to keep certain COVID-19 safety proceedures and limitations in our facilities as the pandemic continues.  All of our facilities are subject to restrictions and closure by governmental entities. The pandemic has and may continue to impact our revenues in some geographies, our ability to obtain key components and to manufacture our products, as well as sell, install and support our products around the world. See also the detailed discussion of the impacts of COVID-19 on our business and markets in Item 1A, Risk Factors in our annual report on Form 10-K. The pandemic could have the effect of heightening many of the other risks described in Item 1A of our Form 10-K. Annual projections on spending, growth, mix, and profitability have been and are likely to be further revised substantially as new information is obtained.

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

RESULTS OF OPERATIONS:

NET SALES

	Three Months Ended			Nine Months Ended
Net sales by product line	September 30, 2022	Change	September 30, 2021	September 30, 2022	Change	September 30, 2021
(in thousands)
Automated programming systems	$5,414	(2.1%)	$5,528	$12,934	(18.2%)	$15,817
Non-automated programming systems	1,798	49.6%	1,202	4,012	9.6%	3,661
Total programming systems	$7,212	7.2%	$6,730	$16,946	(13.0%)	$19,478

	Three Months Ended			Nine Months Ended
Net sales by location	September 30, 2022	Change	September 30, 2021	September 30, 2022	Change	September 30, 2021
(in thousands)
United States	$684	(25.8%)	$922	$1,488	(11.2%)	$1,676
% of total	9.5%		13.7%	8.8%		8.6%

International	$6,528	12.4%	$5,808	$15,458	(13.2%)	$17,802
% of total	90.5%		86.3%	91.2%		91.4%

	Three Months Ended			Nine Months Ended
Net sales by type	September 30, 2022	Change	September 30, 2021	September 30, 2022	Change	September 30, 2021
(in thousands)
Equipment sales	$4,040	(0.9%)	$4,077	$9,274	(19.7%)	$11,554
Adapter sales	2,330	22.6%	1,901	5,378	(6.5%)	5,751
Software and maintenance	842	12.0%	752	2,294	5.6%	2,173
Total programming systems	$7,212	7.2%	$6,730	$16,946	(13.0%)	$19,478

Net sales in the third quarter of 2022 were $7.2 million, up 7% as compared with $6.7 million in the third quarter of 2021.  The increase from the prior year period primarily reflects higher overall demand for equipment, and higher adapter sales from shipping backlog related to the Covid-19 related Shanghai shutdown from mid-March to mid-June recovery, offset in part by lower revenue as a result of the stronger US dollar. The prior year period included the impact of semiconductor part shortages especially on automotive electronics business.  Recurring and consumable revenues, which include adapter sales, represented $3.2 million or 44% of total revenues in the third quarter 2022, as compared with $2.7 million or 39% of the lower third quarter 2021 total.  Total capital equipment sales were 56% of revenues, adapters were 32% and software and services revenues were 12% of revenues respectively in the third quarter of 2022 compared with 55% and 30% and 15% respectively for the third quarter of 2021.

On a geographic basis, international sales represented approximately 91% of total net sales for the third quarter of 2022 compared with 86% in the prior year period.

Third quarter 2022 bookings were $7.1 million, up from $5.0 million in the third quarter of the prior year.  The current quarter’s bookings we believe were impacted by the recovery from the Covid-19 related Shanghai shutdown, as well as a resurgence of business demand in each of our geographies (Americas, Europe and Asia), offset in part by the currency translation impact of the strong dollar.

Backlog at September 30, 2022 was approximately $4.9 million, down from $5.8 million at June 30, 2022 and up from $3.3 million at September 30, 2021. The backlog draw down from June 30th relates primarily to build and shipment of production related to the prior quarter Shanghai Covid shutdown.  Data I/O had $2.0 million in deferred revenue at the end of the third quarter of 2022, including one delivered system waiting for final acceptance, as compared with $1.5 million at the end of fourth quarter of 2021.

GROSS MARGIN

	Three Months Ended			Nine Months Ended
	September 30, 2022	Change	September 30, 2021	September 30, 2022	Change	September 30, 2021
(in thousands)
Gross margin	$4,111	0.6%	$4,088	$9,172	(18.6%)	$11,263
Percentage of net sales	57.0%		60.7%	54.1%		57.8%

Gross margins at 57.0% in the third quarter were down from 60.7% in the third quarter of 2021. The decrease was primarily due to currency strength of the US Dollar, which is up approximately 15% versus the Euro and Yuan, offset in part by net favorable factory variances.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Nine Months Ended
	September 30, 2022	Change	September 30, 2021	September 30, 2022	Change	September 30, 2021
(in thousands)
Research and development	$1,432	(17.2%)	$1,730	$4,605		$5,009
Percentage of net sales	19.9%		25.7%	27.2%		25.7%

Research and development (“R&D”) expenses in the third quarter of 2022 were $1.4 million and decreased by approximately $298,000 from the prior year period primarily due to lower incentive compensation and consulting expenses as well as the impact of the strong US Dollar translation of foreign subsidiary costs and spending discipline.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Nine Months Ended
	September 30, 2022	Change	September 30, 2021	September 30, 2022	Change	September 30, 2021
(in thousands)
Selling, general &
administrative	$1,967	(11.2%)	$2,216	$5,943	(6.1%)	$6,332
Percentage of net sales	27.3%		32.9%	35.1%		32.5%

Selling, General and Administrative (“SG&A”) expenses in the third quarter of 2022 were $2.0 million and decreased by approximately $249,000 from the prior year period primarily due to lower incentive compensation as well as the impact of the strong US Dollar translation of foreign subsidiary costs and spending discipline. The cost control measures have remained in place during the first three quarters of 2022 and are expected to continue in the fourth quarter of 2022.

INTEREST

	Three Months Ended			Nine Months Ended
	September 30, 2022	Change	September 30, 2021	September 30, 2022	Change	September 30, 2021
(in thousands)
Interest income	$9	12.5%	$8	$11	0.0%	$11

Interest income was higher in the third quarter 2022 compared to the same period in 2021 primarily due to interest received on the AMT refund.

INCOME TAXES

	Three Months Ended			Nine Months Ended
	September 30, 2022	Change	September 30, 2021	September 30, 2022	Change	September 30, 2021
(in thousands)
Income tax benefit (expense)	($181)	61.6%	($112)	($700)	219.6%	($219)

Income tax benefit (expense) for the third quarter of both 2022 and 2021, primarily related to foreign and minor state taxes.  For the nine months ended September 30, 2022 tax expense also included dividend withholding tax.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $8.3 million as of September 30, 2022.  As of September 30, for both 2022 and 2021, our deferred tax assets and valuation allowance have been reduced by approximately $412,000 and $381,000, respectively, associated with the requirements of accounting for uncertain tax positions.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCEs

	September 30, 2022	Change	December 31, 2021
(in thousands)
Working capital	$16,490	($1,994)	$18,484

At September 30, 2022, our principal sources of liquidity consisted of existing cash and cash equivalents.  Cash decreased $3.1 million from December 31, 2021 primarily due to funding the operating loss and 2021 year end accruals.

Net working capital at the end of the third quarter of 2022, compared to December 31, 2021, decreased approximately $2.0 million to $16.5 million, primarily due to funding the operating loss.

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

As a result of our cyclical industry, significant product development, customer support and selling and marketing efforts, we have required substantial working capital to fund our operations.  We have tried to balance our level of development spending with the goal of profitable operations or managing lower business levels related to COVID-19.  We have implemented or have initiatives to implement geographic shifts in our operations, optimize real estate usage, reduce exposure to the impact of currency volatility and tariffs, increase product development differentiation, adjust pricing relative to inflation, and control costs.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURES

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $1.2 million in the third quarter of 2022 compared to $284,000 in the third quarter of 2021.  Adjusted EBITDA, excluding equity compensation (a non-cash item), was $1.4 million in the third quarter of 2022, compared to $564,000 in the third quarter of 2021.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURE RECONCILIATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Net Income (loss)	$847	$12	($1,630)	($350)
Interest (income)	(9)	(8)	(11)	(11)
Taxes	181	112	700	219
Depreciation & amortization	148	168	441	516
EBITDA earnings (loss)	$1,167	$284	($500)	$374
Equity compensation	264	280	935	960
Adjusted EBITDA, excluding equity compensation	$1,431	$564	$435	$1,334

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2022, we were not a party to any material pending legal proceedings.

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

DATED: November 11, 2022

DATA I/O CORPORATION

(REGISTRANT)

By:	/s/Anthony Ambrose
Anthony Ambrose
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By:	/s/Joel S. Hatlen
Joel S. Hatlen
Vice President and Chief Operating and Financial Officer
Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

