Form 10-K
period 2022-12-31
DATA I/O CORP
filed 2023-03-30
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant as of June 30, 2022:

$25,222,310

Shares of Common Stock, no par value, outstanding as of March 20, 2023:

8,818,076

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its May 18, 2023 Annual Meeting of Shareholders are incorporated into Part III of this Annual Report on Form 10-K.

DATA I/O CORPORATION

FORM 10-K

For the Fiscal Year Ended December 31, 2022

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

Our mission is to bring the world’s electronic devices to life. Programmable devices are used in products such as automobile electronics, smartphones, HDTV, smart meters, gaming systems and a broad category called Internet of Things (“IoT”). IoT is a broad term that addresses the interconnectivity of devices and other electronic or smart products. Our solutions, some of which include security deployment and process control capabilities, enable us to address the demanding requirements of the electronic device market, where applications security and IP protection are essential to our customer’s success. Our largest customers are heavy users of programmable semiconductor devices and include original equipment manufacturers (“OEMs”) in automotive electronics, industrial electronics, consumer electronics and IoT markets as well as their programming center partners and electronic manufacturing service (“EMS”) contract manufacturers.

Data I/O was incorporated in the State of Washington in 1969 and its business was founded in 1972. Our website address is www.dataio.com.

COVID-19

During 2022, we continued to react to and manage our business relative to the COVID-19 pandemic. During 2020 and throughout 2021, COVID-19 impacted all aspects of our business, from customer demand, to supply chain integrity, employee safety, business processes, and financial management. During 2022, as a result of vaccinations and the reduced impact of COVID-19, our business started to return to more normal in parts of the world. As a global company, we had to manage these aspects of our business while working within the guidelines of local and national policy in the U.S., China and Germany. During parts of the first and second quarters, our Shanghai facility and operations were shut down for two and a half months as required by China’s requirements pursuant to their COVID Zero policy. This shutdown impacted our supply chains, shipping times, travel, trade shows, and forced remote work. We were largely able to resume operations and begin recovery late in the second quarter and throughout the third quarter. For most of 2022, waves of COVID-19 infection and variants have kept or re-imposed revised travel restrictions. Customers continued to restrict in-person sales and other visits. We have continued to do business by converting these interactions to remote and virtual means as we have implemented new processes and technology. Our resilient supply chain model was able to support our customers by having alternate facilities that were open and responded to the critical impacts of the shutdown. Later in the year China’s COVID Zero policy was effectively cancelled. In December most of our employees in Shanghai China were out briefly with COVID and then we resumed normal operations.

Other Major Impacts on 2022

The war in Ukraine had many impacts on our business. While we had little direct impact from Russia or Ukraine, the war’s effect on supply chains, shipping, European economic uncertainty and energy concerns disrupted our business. Later in the year, the impacts seemed to diminish. Inflation impacted everyone. We believe we were able to adequately address inflation with pricing adjustments such that our margins were mostly maintained. Certain labor markets were tight during the year, with assembly technicians and software development engineers being challenging to recruit. Interest rate hikes by central banks is a concern especially for cyclical industries with resulting worries about capital spending and planning for recessionary impacts. Currency changes caused significant headwinds to our translated consolidated revenues. This resulted from the strengthening of the US Dollar versus most foreign currencies, especially the Euro and Yuan in which our subsidiaries do business. Later in the fourth quarter and continuing into early 2023, the US Dollar weakened somewhat, providing some tailwinds to revenue growth. The impact of semiconductor chip shortages that began mid 2021 continued well into 2022 and are not completely resolved going into 2023. Many of the issues described here in the overview have caused supply chain disruptions and lead time unreliability, which we have managed though carefully maintaining and increasing key inventory levels. Finally, the continued outlook by industry analysts for automotive electronics remains strong based on the long-term forecast for a decade, which remains our primary market focus.

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

Some of our automated programming systems integrate data programming, automated handling functions and/or security deployment into a single product solution. During 2022, we continued to simplify and integrate security deployment into some of our solutions adding the capability to our PSV5000 and as a field upgrade to installed systems. Quality and security-conscious customers, particularly those in high-volume manufacturing and programming, drive this portion of our business.

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

Our programming solutions include a broad range of products, systems, modules and accessories, grouped into two general categories: automated programming systems and manual programming systems. Our PSV family of automated programming systems delivers a broad range of programming capacity and capability to the marketplace. Our PSV2800 Automated Programming System focuses on dedicated high-volume manufacturing in a lower cost platform. Our PSV7000 Automated Programming System continues to be well adopted in the marketplace, in particular for automotive electronics customers and as a base for security deployment upgrades. Our PSV5000 Automated Programming System combines mid-range capacity and flexibility with competitive pricing and also supports security deployment. Our PSV3000 Automated Programming System is a lower cost platform for basic programming needs. Our PSV family of handlers has won multiple industry awards for technical excellence and innovation and has a large global installed base.

Our automated systems have list selling prices ranging from $95,000 to $635,000 and our manual systems have list selling prices ranging from $10,000 to $36,000. Our security deployment system, SentriX®, is offered for security provisioning on a pay per part use basis along with related fees.

Data I/O programming technology is integrated with the PSV family to create highly-flexible systems that deliver outstanding performance with low total cost of ownership. The Lumen®X programming engine is our highest performance programming engine, designed to support eMMC and UFS programming of large NAND FLASH, as well as microcontrollers, serial FLASH and other devices. Increasing memory densities and the need for faster data interfaces are resulting in an expected transition to the use of UFS devices. LumenX is available on our PSV7000 and PSV5000 and as a standalone manual programmer. FlashCORE™, and our universal job setup tool, Tasklink™ for Windows®, are available in each family of our automated programming systems and in FlashPAK™, our manual programming system. The SentriX security system adds security deployment capability to our data programming system. SentriX allows customers of any size and demand-profile to securely add keys, certificates, and other security information to specialized regions of authentication integrated circuits ("ICs”), secure elements and secure microcontrollers. We provide device support and service on all of our products. Device support is a critical aspect of our business and consists of writing software algorithms for devices and developing socket adapters to hold and connect to the device for programming.

Our products have both an upfront solution sale and recurring revenue element. Adapters are a consumable item and software and maintenance are typically recurring under subscription contracts. Our SentriX system revenue typically comes from per part use fees, set-up or minimum quarterly fees, consumables, non-recurring engineering fees, service fees and the sale of equipment related to SentriX.

Sales Percentage of Total Sales Breakdown by Type
Sales Type	2022	2021	Drivers
Equipment Sales	57%	58%	Capacity, Process improvement, Technology
Adapter Sales	30%	30%	Capacity utilization, New customer products
Software and Maintenance Sales	13%	12%	Installed base, Added capabilities
Total	100%	100%

The table below presents our main products and the key features that benefit our customers:

Products	Key Features	Customer Benefits
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

Customers/Markets

We sell our solutions to customers worldwide, many of whom are world-class manufacturers of electronic devices used in a broad range of industries, as described in the following table:

	OEMs		EMS	Programming Centers
	Automotive Electronics	IoT, Industrial, Consumer Electronics, including Wireless	Contract Manufacturers
Notable end customers	Borg Warner, Bosch, Alps Alpine, Visteon, Kostal, JVCKenwood, Harman, Denso Ten, Continental, Aptiv Panasonic, Magna, Marelli, Tesla	LG, TCL, Siemens, Danfoss, Philips, Schneider, Endress+Hauser, Insta, Microsoft, Sony, Amazon, UTEC	Pegatron, Flex, Jabil, Wistron, Sanmina SCI, Foxconn, Leesys, Calcomp	Arrow, Avnet, BTV, CPS, Elsil, Elmitech, NOA Leading
Business drivers	Infotainment, Advanced Driver Assist (ADAS), Electrification, Connectivity and Security	Higher functionality driven by increasing electronic content. Shift from analog to connected intelligent devices, security	Production contract wins	Value-added services, logistics, security
Programming equipment drivers	Growing Electronic Content, Global Support, Resilient Supply Chains, new product rollouts, growing file sizes, quality control and traceability, security	Growing Electronic Content, need for IP protection. Process improvement and simplification as well as new product rollouts, memory and new technology, security	New contracts from OEMs, programming solutions specified by OEMs	Capacity utilization of their installed base of equipment, small parts handling, security
Buying criteria	Quality, reliability, configuration control, traceability, global support, IP protection, security	Quality, reliability, configuration control, traceability, global support, IP protection, Security.	Lowest equipment procurement cost, global support	Flexibility, lowest life-cycle cost-per programmed-part, low changeover time; use of multiple vendors provides negotiating leverage, device support availability
Security Deployment	End customer focus	End customer focus	End customer and partner Focus	Partner focus of our SentriX deployments

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

•	Proliferation of programmable microcontrollers to support the next-generation electronic car systems
•	Increasing use of high-density flash to provide memory for advanced applications that require programming
•	Increasing complexity to support autonomous vehicles
•	Increasing need for security solutions for a secure supply chain and lifecycle firmware integrity
•	Growing software size is a programming capacity driver

Growth drivers for IoT, including industrial, consumer electronics and wireless

•	Securely controlling groups of connected devices through a secure supply chain and lifecycle firmware integrity management
•	Adding intelligence and processing into devices
•	Connecting previously unconnected devices to networks and the internet (such as smart home, including intelligent thermostats and lighting)
•	Emergence of new devices and applications (such as health and wellness wearable devices and applications)

All of the above growth drivers are long term and are likely to be adversely impacted, at least temporarily, due to the global pandemic of COVID-19 and other global political and economic factors in our markets. Annual projections on spending, growth, mix, and profitability are likely to be revised substantially as new information is obtained.

Diversification of accounts receivable and net sales

During 2022, we sold products to approximately 200 customers throughout the world.

The following represented greater than 10% of net sales for the applicable year:

Percentage of Net Sales	2022	2021	2020

Number of customers (a distributor)	1	1	1

Approximate percentage of net sales	23%	14%	12%

The following represented greater than 10% of our consolidated accounts receivable for the applicable year:

Percentage of Consolidated Accounts Receivable	2022	2021	2020

Number of customers	3	3	3

Approximate percentage of consolidated accounts receivable balance	39%	36%	41%

Percentage of each	15%	13%	17%
Percentage of each	13%	12%	12%
Percentage of each	11%	11%	12%

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

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives and direct sales. Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by us. Net sales in the U.S. for 2022, 2021 and 2020 were (in millions) $1.8, $2.6 and $1.5, respectively. Some of our customers’ orders delivered internationally are heavily influenced by U.S. sales-based efforts.

International Sales

International sales represented approximately 93%, 90% and 93% of net sales in 2022, 2021 and 2020, respectively. We make foreign sales through our wholly-owned subsidiaries in Germany and China, as well as through independent distributors and sales representatives operating in 45 countries. Our independent foreign distributors purchase our products for resale and we generally recognize the sale at the time of shipment to the distributor. As with U.S. sales representatives, sales made by international sales representatives are on an agency basis, with sales made directly to the customer by us.

Net international sales for 2022, 2021 and 2020 were (in millions) $22.4, $23.2 and $18.8, respectively. We determine international sales by the international geographic destination into which the products are sold and delivered, and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers. International sales do not include transfers between Data I/O and our foreign subsidiaries. Export sales are subject to U.S. Department of Commerce regulations. We have not, however, experienced difficulties to date as a result of these requirements. Our products typically do not require export licenses. We have not made sales to Iran or any Iranian governmental entities or any other blacklisted companies or countries.

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

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty, except for contracts calling for custom configuration. To date, such cancellations have not had a material effect on our sales volume. To meet customers’ delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders. Most orders are scheduled for delivery within 1 to 90 days after receipt of the order. Our backlog of pending orders was approximately (in millions) $4.8, $2.9 and $3.9 as of December 31, 2022, 2021 and 2020, respectively. The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

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

During 2022, 2021 and 2020, we made expenditures for research and development of (in millions) $6.1, $6.6 and $6.4, respectively, representing 25%, 26% and 31% of net sales, respectively. Research and development costs are generally expensed as incurred.

Patents, Copyrights, Trademarks and Licenses

We rely on a combination of patents, copyrights, trade secrets and trademarks to protect our IP, as well as product development and marketing skill to establish and protect our market position. We continue to apply for and add new patents to our patent portfolio as we develop strategic new technologies. We believe patent protection enforcement may be increasingly important in our security provisioning business and we have approximately 20 U.S. and international awarded patents related to the SentriX platform and security provisioning architecture, processes, and methods.

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

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, portions of our products might infringe upon existing patents or copyrights, and we may be required to obtain licenses or discontinue the use of the infringing technology. We believe that any exposure we may have regarding possible infringement claims is a reasonable business risk similar to that assumed by other companies in the electronic equipment and software industries. However, any claim of infringement, with or without merit, could be costly and a diversion of management’s attention, and an adverse determination could adversely affect our reputation, potentially preclude us from offering certain products, and subject us to substantial liability. As of December 31, 2022, we were not subject to any pending actions regarding infringement claims.

Employees

As of December 31, 2022, we had a total of 95 employees, of which 45 were located outside the U.S. and 10 of which were part time. We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand and for special projects. Many of our employees are highly skilled, trained and experienced in specialized areas and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry. None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable. In foreign countries we have employment agreements or, in China, the Shanghai Foreign Services Co., Ltd. (“FSCO”) labor agreement.

When hiring and retaining talent, we create specialized knowledge that is difficult to replace short term. We experienced tight labor markets during 2022 which resulted in challenges in recruiting assembly technicians and software development engineers.

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

We believe we are the only supplier in our industry with a published conflict mineral policy and public company governance. We believe we are the only programming industry supplier with a diverse Board of Directors. Our facilities are subject to numerous laws and regulations concerning the discharge of materials or otherwise relating to the environment. In addition to this commitment, the company has a track record of meeting its ESG regulatory obligations, being a solid corporate citizen, delivering superior value to its customers and partners, and demonstrating corporate stewardship including returning capital to shareholders through past share buybacks.

As the largest and only publicly traded company in its sector, according to our internal analysis, Data I/O has led its industry in disclosing significant operational and financial information. The Company's Board currently includes Data I/O's CEO and four Independent Directors. It is diverse in gender, education, professional experience and differences in viewpoints and skills. Through its continuous improvement practices and our operations’ focus on assembly and test with no fabrication, the company consumes relatively little energy, has minimal or no emissions or pollutants to air and wastewater, and complies with workplace labor, safety and business practices on three continents.

Data I/O is also committed to giving back to our local communities through volunteer and internship programs. The Company provides employees time-off to volunteer and also coordinates group projects. In addition, the Company provides internships to local high school and college students through STEM and technical colleges.

Compliance with environmental laws has not had, nor is it currently expected to have, a material effect on our capital expenditures, financial position, results of operations or competitive position. Potential regulations regarding climate change measurements and disclosures could require significant effort and costs.

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 20, 2023:

Name	Age	Position

Anthony Ambrose	61	President and Chief Executive Officer

Joel S. Hatlen	64	Vice President, Chief Operating and Financial Officer, Secretary and Treasurer

Rajeev Gulati	59	Chief Technology Officer, Vice President of Engineering

Michael Tidwell	54	Vice President of Marketing and Business Development

Anthony Ambrose joined Data I/O on October 25, 2012, and is our President and Chief Executive Officer (“CEO”), and a member of the Board of Directors. Prior to Data I/O, Mr. Ambrose was Owner and Principal of Cedar Mill Partners, LLC, a strategy consulting firm since 2011. From 2007 to 2011, he was Vice President and General Manager at RadiSys Corporation, a leading provider of embedded wireless infrastructure solutions, where he led all product divisions and worldwide engineering. Until 2007, he was general manager and held several other progressively responsible positions at Intel Corporation, where he led development and marketing of standards-based telecommunications platforms, and grew the industry standard server business to over $1B in revenues. He is Chair of the EvergreenHealth Foundation Board of Trustees. He is also a board member of SideChannel, Inc. ((OTCQB: SDCH) retained after their 2022 merger with Cipherloc Corporation (OTCQB: CLOK) where he joined the board in 2019 and has also been lead independent director since 2019). Mr. Ambrose has a Bachelor’s of Science in Engineering from Princeton University. He has completed the Stanford Graduate School of Business Director Symposium and earned the Carnegie Mellon University Certificate in Cybersecurity Oversight.

Joel S. Hatlen joined Data I/O in September 1991 and in July 2017 became our Chief Operating Officer in addition to serving as our Vice President, Chief Financial Officer, Secretary and Treasurer since January 1998. He was Chief Accounting Officer since February 1997 and served as Corporate Controller from December 1993 to December 1997. Previously, he was Tax Manager and Senior Tax Accountant. From September 1981 until joining Data I/O, Joel was employed by Ernst & Young LLP as a Certified Public Accountant, where his most recent position was Senior Manager. Joel is a Certified Public Accountant and holds a Masters in Taxation from Golden Gate University and a Bachelor’s in Business Administration in Accounting from Pacific Lutheran University. Joel plans to retire during the second half of 2023 and a search for his replacement is underway.

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

As a global company with approximately 93% of our 2022 sales in international markets, we have been and may continue to be, significantly impacted by the word wide coronavirus outbreak, which has affected all markets we serve. Twenty seven of our employees are based in Shanghai, China and we have a manufacturing facility there which manufactures some of our equipment and develops most of the adapters and algorithms for our equipment. Although our facilities in Shanghai, Redmond and Germany are currently operating, they could be closed for an extended period of time due to outbreaks of new variants of coronavirus. Additionally, we source other components from China and other countries that are used to manufacture our equipment in China and in our Redmond, Washington facility and these components may not be readily available. Many of our Redmond based employees and executives are working from home or under hybrid schedules and we limit visitors to our facilities. All of our facilities are subject to restrictions and closure by governmental entities. Travel restrictions have in some cases prevented and may continue to impact equipment installations, repairs and selling at customer sites. As the coronavirus continues as a pandemic, it has and may continue to impact our revenues, our ability to obtain key components and to manufacture our products, as well as sell, install and support our products around the world.

The coronavirus has and continues to impact key tradeshows and travel plans for our employees. Because of the coronavirus, we have experienced limitations on visiting many of our customers and prospects. Many tradeshows, marketing activities and conferences have been canceled, postponed or made virtual. However, we are experiencing reduced limitations on visiting customers and resumption of in person events.

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

NEW PRODUCTS OR SERVICES

We are pursuing new product or service initiatives, and business models that may develop more slowly and/or to a lesser extent than expected.

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

Concentration in automotive electronics and our orders related to automotive electronics customers has been dominant in recent years at 61% in 2022, 58% in 2021 and 53% in 2020. As we have been concentrated on automotive electronics customers, any decrease in demand from these customers may materially impact our results, as it will take some time to transition our product line to other markets. Quality standards and business requirements by our automotive electronics customers, driven in turn by their automotive manufacturer customers, may demand processes and certifications at a higher level than we currently are structured to provide. For example, although we currently meet the ISO 9001:2015 standard, new quality standards may be demanded by our customers with even more rigorous requirements. In addition, contractual provisions may expose us to greater potential liability and costs and we may be required to provide higher service levels than we currently provide. If we cannot adapt to these industry requirements or manage these contractual provisions, our business may be adversely affected.

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

•

dependence on large semiconductor companies for cooperation and support to securely provision their devices. These companies must enable us with specific technical information and support Data I/O as a qualified solution to their customers and channel partners;

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

We work closely with most semiconductor manufacturers to ensure that our data programming and security deployment systems comply with their requirements. In addition, many semiconductor manufacturers recommend our managed and secure programming systems for use by users of their programmable devices. These working relationships enable us to keep our programming systems product lines up to date and provide end-users with broad and current programmable device support. As technology changes occur that could limit the effectiveness of pre-placement programming, particularly for very small high-density NAND, eMMC and UFS devices, certain semiconductor manufacturers may not recommend or may not continue recommending our programming systems for these devices. Our business may be adversely affected if our relationships with semiconductor manufacturers deteriorate or if semiconductor manufacturers are not willing to closely work with us on security deployment. Consolidation within the semiconductor industry may also impact us. As we develop more security deployment solutions, we will need to partner more closely with semiconductor manufacturers.

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

Because we rely on a small number of suppliers for certain parts, we are subject to possible price increases by these suppliers. In 2022, we have seen more part shortages and larger price increases than in recent years. Also, we may be unable to accurately forecast our production schedule. If we underestimate our production schedule, suppliers may be unable to meet our demand for components. This delay in the supply of key components may have a materially adverse effect on our business. For suppliers who discontinue parts, we may be required to make lifetime purchases covering future requirements. Over estimation of demand or excessive minimum order quantities will lead to excess inventories that may become obsolete. Part shortages, especially semiconductor parts in 2021 and 2022, impact availability, lead times, and pricing that may be disruptive to our production plans, lead times, margins and may result in lost sales.

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

International sales represented approximately 93%, 90% and 93% of net sales in 2022, 2021 and 2020, respectively. We expect that international sales will continue to be a significant portion of our net revenue. International sales may fluctuate due to various factors, including:

•	the impact of COVID-19, the coronavirus and variants of it, or other viruses;

•

fluctuations in foreign currency exchange rates because 93% of our sales are to international markets, volatile exchange rates may also impact our competitiveness and margins, especially where we have subsidiary operations;

•	economic uncertainty related to the European energy cost increases;

•	migration of manufacturing to low cost geographies;

•	unexpected changes in regulatory requirements;

•	tariffs and taxes;

•	bi-lateral and multi-lateral trade agreements;

•	difficulties in staffing and managing foreign operations;

•	longer average payment cycles and difficulty in collecting accounts receivable;

•	compliance with applicable export licensing requirements and the Foreign Corrupt Practices Act;

•	product safety and other certification requirements;

•	difficulties in integrating foreign and outsourced operations;

•	war, civil unrest, political and economic instability, including the Russian invasion of Ukraine;

•	ability to protect our intellectual property in multiple patent jurisdictions; and/or

•	ability to move cash freely from subsidiaries.

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

Other factors, which may cause our quarterly operating results to fluctuate, include:

•	increased competition;

•	timing of new product announcements and timing of development expenditures;

•	product or service releases and pricing changes by us or our competitors;

•	market acceptance or delays in the introduction of new products or services;

•	production constraints, including part shortages impact on us and our supply chains;

•	quality issues;

•	labor or material constraints;

•	timing of significant orders;

•	timing of installation or customer acceptance requirements;

•	sales channel mix of direct vs. indirect distribution;

•	civil unrest, war or terrorism;

•	health issues such as the outbreak of the coronavirus or other viruses impacting workers, suppliers, customers, travel, or our facilities;

•	customers’ budgets;

•	changes in accounting rules, tax or other legislation;

•	adverse movements in exchange rates, interest rates, inflation or tax rates;

•	cyclical and seasonal nature of demand for our customers’ products;

•	general economic conditions in the countries where we sell products;

•	expenses and delays obtaining authorizations in setting up new operations or locations; and/or

•	facilities relocations.

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

The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet or we may fall out of compliance with, such as the internal controls auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not currently required to comply as we are a smaller reporting company. We assume that we will continue to have the status of a smaller reporting company based on the aggregate market value of the voting and non-voting shares held as of June 30, 2022. If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

While we have policies and procedures in place designed to prevent corruption and bribery, because our business is significantly international, violations of the Foreign Corrupt Practices Act (FCPA) could have a significant adverse effect on our business due to the disruption and distraction of an investigation, financial penalties and criminal penalties.

Government regulations regarding the use of "conflict" minerals and potential climate and ESG requirements could adversely affect our prospects and results of operations.

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

Climate focused regulations and related disclosures are a similar evolving regulatory area and we may be required to invest in systems, processes and personnel to address new requirements in the ESG area. These could require significant costs, work and reputational risk for failing to meet requirements,

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

During the fourth quarter of 2021, we amended our lease agreement for the Redmond, Washington headquarters facility, extending the lease to January 31, 2026. The lease is for approximately 20,460 square feet. The lease base annual rental payments during 2022 and 2021 were approximately $331,000 and $372,000, respectively.

In addition to the Redmond facility, approximately 24,000 square feet is leased at two foreign locations, including our sales, service, operations and engineering office located in Shanghai, China, and our German sales, service and engineering office located near Munich, Germany.

In April 2021, we signed a lease extension for our facility located in Shanghai, China, effective November 1, 2021, that extends the lease through October 31, 2024. This lease is for approximately 19,400 square feet. The lease base annual rental payments during 2022 and 2021 were approximately $314,000 and $317,000, respectively.

In March of 2022, we entered into a lease extension through 2027 for our facility located near Munich, Germany. This lease is for approximately 4,895 square feet. The lease base annual rental payments during 2022 and 2021 were approximately $62,000 and $58,000, respectively.

Item 3. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of December 31, 2022, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the NASDAQ Capital Market (NASDAQ symbol is DAIO). The closing price was $3.97 on December 30, 2022.

The approximate number of shareholders of record as of March 20, 2023 was 377.

Except for special cash dividend of $4.15 per share paid on March 8, 1989, we have not paid cash dividends on our Common Stock and do not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by us during the periods ended December 31, 2022, 2021 or 2020.

See Item 12 for the Equity Compensation Plan Information.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking. In particular, statements herein regarding economic outlook, impact of COVID-19; Shanghai COVID-19 resurgence lockdown impact and timing; industry prospects and trends; expected business recovery; industry partnerships; future results of operations or financial position; future spending; breakeven revenue point; expected market decline, bottom or growth; market acceptance of our newly introduced or upgraded products or services; the sufficiency of our cash to fund future operations and capital requirements; development, introduction and shipment of new products or services; changing foreign operations; trade issues and tariffs; expected inventory levels; expectations for unsupported platform or product versions and related inventory and other charges; Russian invasion of Ukraine impacts; supply chain expectations; semiconductor chip shortages; inflation; currency rates and movements; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Annual Report. The Reader should not place undue reliance on these forward-looking statements. The following discussions and the section entitled “Risk Factors – Cautionary Factors That May Affect Future Results” describes some, but not all, of the factors that could cause these differences.

OVERVIEW

During 2022, we continued to react to and manage our business relative to the COVID-19 pandemic. During 2020 and throughout 2021, COVID-19 impacted all aspects of our business, from customer demand, to supply chain integrity, employee safety, business processes, and financial management. During 2022, as a result of vaccinations and the reduced impact of COVID-19, our business started to return to more normal in parts of the world. As a global company, we had to manage these aspects of our business while working within the guidelines of local and national policy in the U.S., China and Germany. During parts of the first and second quarters, our Shanghai facility and operations were shut down for two and a half months as required by China’s requirements pursuant to their COVID Zero policy. This shutdown impacted our supply chains, shipping times, travel, trade shows, and forced remote work. We were largely able to resume operations and begin recovery late in the second quarter and throughout the third quarter. For most of 2022, waves of COVID-19 infection and variants have kept or re-imposed revised travel restrictions. Customers continued to restrict in-person sales and other visits. We have continued to do business by converting these interactions to remote and virtual means as we have implemented new processes and technology. Our resilient supply chain model was able to support our customers by having alternate facilities that were open and responded to the critical impacts of the shutdown. Later in the year China’s COVID Zero policy was effectively cancelled. In December most of our employees in Shanghai China were out briefly with COVID and then we resumed normal operations.

Other Major Impacts on 2022

The war in Ukraine had many impacts on our business. While we had little direct impact from Russia or Ukraine, the war’s affect on supply chains, shipping, European economic uncertainty and energy concerns disrupted our business. Later in the year, the impacts seemed to diminish. Inflation impacted everyone. We believe we were able to adequately address inflation with pricing adjustments such that our margins were mostly maintained. Certain labor markets were tight during the year, with assembly technicians and software development engineers being challenging to recruit. Interest rate hikes by central banks is a concern especially for cyclical industries with resulting worries about capital spending and planning for recessionary impacts. Currency changes caused significant headwinds to our translated consolidated revenues. This resulted from the strengthening of the US Dollar versus most foreign currencies, especially the Euro and Yuan in which our subsidiaries do business. Later in the fourth quarter and continuing into early 2023, the US Dollar weakened somewhat, providing some tailwinds to revenue growth. The impact of semiconductor chip shortages that began mid 2021 continued well into 2022 and are not completely resolved going into 2023. Many of the issues described here in the overview have caused supply chain disruptions and lead time unreliability, which we have managed though carefully maintaining and increasing key inventory levels. Finally, the continued outlook by industry analysts for automotive electronics remains strong based on the long-term forecast for a decade, which remains our primary market focus.

Moving forward, our short-term challenge continues to be operating in a cyclical, COVID-19 impacted, and rapidly evolving industry environment with volatile currencies, inflation, supply chain issues, and improved but remaining semiconductor part shortages. We also continue to balance a host of current issues including industry changes, industry partnerships, new technologies, business geography shifts, travel and customer restrictions, trade issues and tariffs, shipping challenges, and strategic investments in our business with the level of demand and mix of business we expect. We have taken steps to be a resilient supplier to our customers by enhancing our remote service and support capabilities, increased stocking of inventory, and having product production in multiple locations. We continue to manage our costs carefully and execute strategies for cash preservation, protecting our employee base, and managing supply chain price increases and uncertainties.

Revenues were down 6% for 2022, compared to 2021. However, bookings were up 4% for 2022, compared to 2021, resulting in an increase in backlog going into 2023. The second half of the year saw a recovery in demand and quarterly profitability. Despite negative macroeconomic news, we enter into 2023 with strong sales funnels, more favorable currency rate tailwinds with a weakening US Dollar, and the strong long-term growth outlook for automotive electronics.

We are focusing our research and development efforts in our strategic growth markets, namely automotive electronics and IoT new programming technologies, secure supply chain solutions, automated programming systems and their enhancements for the manufacturing environment and software. At Data I/O, we are investing for the long-term to retain and extend our leadership position in automotive electronics and security deployment. We are continuing to develop technology to securely provision newer categories of semiconductors, including Secure Microcontrollers, Authentication Chips, and Secure Elements. We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including various configurations of NAND Flash, eMMC, UFS and microcontrollers on our newer products.

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

We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition: Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) provides a single, principles-based five-step model to be applied to all contracts with customers. It generally provides for the recognition of revenue in an amount that reflects the consideration to which the Company expects to be entitled, net of allowances for estimated returns, discounts or sales incentives, as well as taxes collected from customers when control over the promised goods or services are transferred to the customer.

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

We enter into arrangements with multiple performance obligations that arise during the sale of a system that includes an installation component, a service and support component and a software maintenance component. We allocate the transaction price of each element based on relative selling prices. Relative selling price is based on the selling price of the standalone system. For the installation and service and support performance obligations, we use the value of the discount given to distributors who perform these components. For software maintenance performance obligations, we use what we charge for annual software maintenance renewals after the initial year the system is sold. Revenue is recognized on the system sale based on shipping terms, installation revenue is recognized after the installation is performed, and hardware service and support and software maintenance revenue is recognized ratably over the term of the agreement, typically one year. Deferred revenue of $1.8 million on December 31, 2022, includes service, support and maintenance contracts and represents the undelivered performance obligation of agreements that are typically for one year.

When we sell software separately, we recognize revenue upon the transfer of control of the software, which is generally upon delivery, provided that only immaterial items in the context of the contract with the customer remain on our part and substantive acceptance conditions, if any, have been met.

We recognize revenue when there is an approved contract that both parties are committed to perform, both parties rights have been identified, the contract has substance, collection of substantially all the consideration is probable, the transaction price has been determined and allocated over the performance obligations, the performance obligations, including substantive acceptance conditions, if any, in the contract have been met, the obligation is not contingent on resale of the product, the buyer’s obligation would not be changed in the event of theft, physical destruction or damage to the product, the buyer acquiring the product for resale has economic substance apart from us, and we do not have significant obligations for future performance to directly bring about the resale of the product by the buyer. We establish a reserve for sales returns based on historical trends in product returns and estimates for new items. Payment terms are generally 30-60 days from shipment.

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

RESULTS OF OPERATIONS:

NET SALES

Net sales by product line	2022	Change	2021
(in thousands)
Automated programming systems	$18,926	(9.3%)	$20,864
Non-automated programming systems	5,291	6.4%	4,971
Total programming systems	$24,217	(6.3%)	$25,835

Net sales by location	2022	Change	2021
(in thousands)
United States	$1,774	(32.0%)	$2,607
% of total	7.3%		10.1%
International	$22,443	(3.4%)	$23,228
% of total	92.7%		89.9%

Net sales by type	2022	Change	2021
(in thousands)
Equipment Sales	$13,803	(7.9%)	$14,989
Adapter Sales	7,336	(6.2%)	7,818
Software and Maintenance Sales	3,078	1.7%	3,028
Total	$24,217	(6.3%)	$25,835

Net sales for the year ended December 31, 2022 decreased approximately 6.3% to $24.2 million compared to 2021 primarily as a result of COVID-19 shutdown in the first half of 2022, economic uncertainty resulting from the war in Ukraine, semiconductor shortages and a stronger dollar, offset in part during the second half of the 2022 by improved semiconductor supply with higher demand in automotive electronics and industrial/IOT. On a regional basis, net sales increased approximately 15% in Asia and declined approximately 10% in the Americas and 21% in Europe.

Order bookings were $26.4 million for 2022, up approximately 4% compared to $25.5 million in 2021. Backlog at December 31, 2022 and 2021 was $4.8 million and $2.9 million, respectively. Deferred revenue was $1.8 million at December 31, 2022 compared to $1.5 million at December 31, 2021.

Net sales in 2021 reflected the initial recovery from COVID-19 conditions in 2020.

GROSS MARGIN

	2022	Change	2021
(in thousands)
Gross margin	$13,210	(10.3%)	$14,720
Percentage of net sales	54.5%		57.0%

Gross margin as a percentage of sales for the year ended December 31, 2022 was 54.5%, compared to 57.0% in 2021. The decline in gross margin percentage was due to the impact of sale volume relative to fixed cost; currency rate impacts of the strengthening US Dollar, channel mix, and inventory charges.

RESEARCH AND DEVELOPMENT

	2022	Change	2021
(in thousands)
Research and development	$6,083	(8.3%)	$6,635
Percentage of net sales	25.1%		25.7%

Research and development (“R&D”) expense decreased $552,000 for the year ended December 31, 2022 compared to 2021. The decrease was primarily related to lower incentive compensation.

We believe it is essential to invest in R&D to significantly enhance our existing products and to create new products as markets develop and technologies change. During 2022, we continued strategically investing in supporting SentriX, ConneX and our LumenX programmer capabilities. In addition to product development, a significant part of R&D spending is on creating software and support for new devices introduced by the semiconductor companies. We are currently focusing our research development efforts on strategic growth markets, including automotive electronics and IoT. We are developing technology and the SentriX product line to securely program new categories of semiconductors, including Secure Microcontrollers, Secure Elements, and Authentication Chips. Our R&D spending fluctuates based on the number, type, and the development stage of our product initiatives and projects.

SELLING, GENERAL AND ADMINISTRATIVE

	2022	Change	2021
(in thousands)
Selling, general & administrative	$7,876	(5.8%)	$8,358
Percentage of net sales	32.5%		32.4%

Selling, General and Administrative (“SG&A”) expenses decreased approximately $482,000 for the year ended December 31, 2022 compared to 2021. The decrease was primarily related to lower sales commissions and incentive compensation. Cost control measures remain in effect.

INTEREST

	2022	Change	2021
(in thousands)
Interest income	$34	209.1%	$11

Interest income was slightly higher for the year ended December 31, 2022 compared to 2021 primarily due to higher invested balances.

INCOME TAXES

	2022	Change	2021
(in thousands)
Income tax (expense) benefit	($683)	509.8%	($112)

Income tax (expense) increased by $571,000 for the year ended December 31, 2022 compared to 2021. The increase was primarily a result of the withholding tax of $442,000 on the repatriation of cash from subsidiaries in 2022. Income tax (expense) in 2022 and 2021 is primarily the result of foreign subsidiary income tax and minimal U.S. state income tax.

The effective tax rate for 2022 of (156.3%) and 2021 of (25.4%) differed from the statutory tax rates in our tax reporting jurisdictions primarily due to subsidiary income with consolidated losses and the effect of valuation allowances. We have a valuation allowance of $9.3 million and $7.9 million as of December 31, 2022 and 2021, respectively. Our deferred tax assets and valuation allowance have increased by approximately $422,000 and $392,000 associated with the requirements of accounting for uncertain tax positions as of December 31, 2022 and 2021, respectively. Given the uncertainty created by our loss history, particularly in the U.S., which is where most of our net deferred tax assets are located, and the ongoing uncertain economic outlook for our industry, as well as capital and geographic spending, we currently expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

INFLATION AND CHANGES IN FOREIGN CURRENCY EXCHANGE RATES

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates of exchange during the year. We recognized foreign currency transaction gain of $221,000 in 2022 and foreign currency transaction loss of $(202,000) in 2021. The transaction gains or losses resulted primarily from translation adjustments to foreign inter-company accounts and U.S. Dollar accounts held by foreign subsidiaries and sales by our German subsidiary to certain customers, which were invoiced in U.S. Dollars. Because approximately 93% of our sales are to international markets, volatile exchange rates may also impact our competitiveness and margins. We increased prices in response to cost increases caused by inflation and part shortages and believe we will continue to utilize this strategy.

FINANCIAL CONDITION:

LIQUIDITY AND CAPITAL RESOURCES

	2022	Change	2021
(in thousands)
Working capital	$17,579	($905)	$18,484

At December 31, 2022, our principal sources of liquidity consisted of existing cash and cash equivalents. Cash at December 31, 2022 and 2021 was $11.5 million and $14.2 million, respectively. Our working capital decreased by $905,000 during 2022 due primarily to our operating loss and taxes related to a cash repatriation from China. Our current ratio was 3.8 and 3.7 for December 31, 2022 and 2021, respectively. The company continues to have no debt.

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

As a result of our cyclical and seasonal industry, significant product development, customer support and selling and marketing efforts, we have required substantial working capital to fund our operations. We have tried to balance our level of development spending with the goal of profitable operations or managing down business levels related to COVID-19, inflation, war in Ukraine impacts, interest rates hikes, currency rate moves, and part shortages. We have implemented or have initiatives to implement geographic shifts in our operations, optimize real estate usage, adjusting pricing for cost inflation, reduce exposure to the impact of currency volatility and tariffs, increase product development differentiation, and reduce costs.

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through the next one-year period, and beyond. We have not had exposure to recent bank takeovers and have cash holdings in a number of banks. We may require additional cash at the U.S. headquarters, which could cause potential repatriation of cash that is held in our foreign subsidiaries. We have repatriated cash from our China subsidiary during 2022 and incurred dividend withholding tax, which was unable to receive a current tax benefit for. For any repatriation, there may be tax and other impediments to any repatriation actions. As many repatriations typically have associated withholding taxes, those withheld will be a current tax without generating a current or deferred tax benefit. Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time. Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek possible additional financing.

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted in the accompanying consolidated financial statements in Note 7, “Other Commitments”, we had no material off-balance sheet arrangements.

SHARE REPURCHASE PROGRAMS

Data I/O did not have a share repurchase program in 2022.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA follows:

	For Year Ended December 31,
	2022	2021
(in thousands)
Net Income (loss)	($1,120)	($555)
Interest (income)	(34)	(11)
Taxes	683	112
Depreciation and amortization	560	667
EBITDA	$89	$213

Equity compensation	1,176	1,238

Adjusted EBITDA, excluding equity compensation	$1,265	$1,451

NEW ACCOUNTING PRONOUNCEMENTS - STANDARDS ISSUED AND NOT YET IMPLEMENTED

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). Topic 326 is effective (Smaller Reporting Company) for reporting periods beginning after December 15, 2022. Topic 326 replaces the incurred loss impairment methodology under current Generally Accepted Accounting Principles ("GAAP") with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We plan to adopt the new credit loss standard effective January 1, 2023. We do not expect the new credit loss standard to have a material impact on our financial condition, results of operations and cash flows, or financial statement disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See pages 29 through 48.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Data I/O Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Data I/O Corporation (a Washington corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and financial statement schedules included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Our audit procedures related to the net realizable value of inventory included the following, among others:

•         To test the adequacy of the Company's allowance for excess and obsolete inventories, we performed substantive audit procedures that included, among others, testing the completeness and accuracy of the underlying data used in the estimation calculations, specifically those related to inventory movements and aging. We evaluated the reasonableness of significant assumptions including the estimated reserve percentage and other significant assumptions through inquiry of management and personnel outside of finance team, analytic procedures and lookback analysis.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2001.

Bellevue, Washington

Date: March 29, 2023

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2022	December 31, 2021

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,510	$14,190
Trade accounts receivable, net of allowance for doubtful accounts of $147 and $89, respectively	4,992	3,995
Inventories	6,751	6,351
Other current assets	645	737
TOTAL CURRENT ASSETS	23,898	25,273

Property, plant and equipment – net	1,072	946
Other assets	2,195	2,838
TOTAL ASSETS	$27,165	$29,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,366	$1,373
Accrued compensation	1,670	2,496
Deferred revenue	1,575	1,507
Other accrued liabilities	1,596	1,413
Income taxes payable	112	-
TOTAL CURRENT LIABILITIES	6,319	6,789

Operating lease liabilities	1,500	2,277
Long-term other payables	237	138

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares Issued and outstanding, 8,816,381 shares as of December 31, 2022 and 8,621,007 shares as of December 31, 2021	21,897	20,886
Accumulated earnings (deficit)	(3,131)	(2,011)
Accumulated other comprehensive income	343	978
TOTAL STOCKHOLDERS’ EQUITY	19,109	19,853
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,165	$29,057

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2022	2021

Net sales	$24,217	$25,835
Cost of goods sold	11,007	11,115
Gross margin	13,210	14,720
Operating expenses:
Research and development	6,083	6,635
Selling, general and administrative	7,876	8,358
Total operating expenses	13,959	14,993
Operating income (loss)	(749)	(273)
Non-operating income (loss):
Interest income	34	11
Gain on sale of assets	57	21
Foreign currency transaction gain (loss)	221	(202)
Total non-operating income (loss)	312	(170)
Income (loss) before income taxes	(437)	(443)
Income tax (expense) benefit	(683)	(112)
Net income (loss)	$ (1,120)	$ (555)

Basic earnings (loss) per share	$ (0.13)	$ (0.06)
Diluted earnings (loss) per share	$ (0.13)	$ (0.06)
Weighted-average basic shares	8,741	8,545
Weighted-average diluted shares	8,741	8,545

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2022	2021

Net income (loss)	$ (1,120)	$ (555)
Other comprehensive income:
Foreign currency translation gain (loss)	(635)	(46)
Comprehensive income (loss)	$ (1,755)	$ (601)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Accumulated
			Accumulated	and Other	Total
	Common Stock		Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2020	8,416,335	$20,071	($1,456)	$1,024	$19,639

Stock options exercised	12,500	-			-
Repurchased shares	(10,056)	(6)	-	-	(6)
Stock awards issued, net of tax withholding	197,744	(441)	-	-	(441)
Issuance of stock through:
Employee Stock Purchase Plan	4,484	24	-	-	24
Share-based compensation	-	1,238	-	-	1,238
Net income (loss)	-	-	(555)	-	(555)
Other comprehensive income gain (loss)	-	-	-	(46)	(46)
Balance at December 31, 2021	8,621,007	$20,886	($2,011)	$978	$19,853

Stock options exercised	-	-			-
Repurchased shares	-	-	-	-	-
Stock awards issued, net of tax withholding	192,086	(178)	-	-	(178)
Issuance of stock through:
Employee Stock Purchase Plan	3,288	13	-	-	13
Share-based compensation	-	1,176	-	-	1,176
Net income (loss)	-	-	(1,120)	-	(1,120)
Other comprehensive income gain (loss)	-	-	-	(635)	(635)
Balance at December 31, 2022	8,816,381	21,897	(3,131)	$343	$19,109

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Twelve Months Ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,120)	$(555)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	560	667
Equipment transferred to cost of goods sold	394	220
Share-based compensation	1,176	1,238
Net change in:
Trade accounts receivable	(1,100)	(1,565)
Inventories	(588)	(750)
Other current assets	61	598
Accounts payable and accrued liabilities	(428)	94
Deferred revenue	199	539
Other long-term liabilities	(890)	251
Deposits and other long-term assets	684	673
Net cash provided by (used in) operating activities	(1,052)	1,410

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,080)	(623)
Cash provided by (used in) investing activities	(1,080)	(623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments for shares withheld to cover tax	(165)	(423)
Cash provided by (used in) financing activities	(165)	(423)
Increase (decrease) in cash and cash equivalents	(2,297)	364

Effects of exchange rate changes on cash	(383)	(341)
Cash and cash equivalents at beginning of period	14,190	14,167
Cash and cash equivalents at end of period	$11,510	$14,190

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$556	$415

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

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of 90 days or less are considered cash equivalents. We maintain our cash and cash equivalents with major financial institutions in the United States of America, which are insured by the Federal Deposit Insurance Corporation (FDIC), and in foreign jurisdictions. Deposits in U.S. banks exceed the FDIC insurance limit. We have not experienced any losses on our cash and cash equivalents. Cash and cash equivalents held in foreign bank accounts, typically in local currency, in China and Germany, totaled (in millions) $4.0 and $6.8 at December 31, 2022 and 2021, respectively. This cash held in subsidiaries have restrictions and costs associated with repatriations, currency conversions, and complying with government policies, regulations and controls, especially in China.

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

We regularly review all of our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded. Based on these evaluations, for the years ended December 31, 2022 and 2021, no impairment was noted or recorded for property, plant and equipment.

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

Revenue Recognition

Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) provides a single, principles-based five-step model to be applied to all contracts with customers. It generally provides for the recognition of revenue in an amount that reflects the consideration to which the Company expects to be entitled, net of allowances for estimated returns, discounts or sales incentives, as well as taxes collected from customers when control over the promised goods or services are transferred to the customer.

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

We enter into arrangements with multiple performance obligations that arise during the sale of a system that includes an installation component, a service and support component and a software maintenance component. We allocate the transaction price of each element based on relative selling prices. Relative selling price is based on the selling price of the standalone system. For the installation and service and support performance obligations, we use the value of the discount given to distributors who perform these components. For software maintenance performance obligations, we use what we charge for annual software maintenance renewals after the initial year the system is sold. Revenue is recognized on the system sale based on shipping terms, installation revenue is recognized after the installation is performed, and hardware service and support and software maintenance revenue is recognized ratably over the term of the agreement, typically one year. Deferred revenue of $1.8 million at December 31, 2022 includes service, support and maintenance contracts and represents the undelivered performance obligation of agreements that are typically for one year or less.

When we sell software separately, we recognize revenue upon the transfer of control of the software, which is generally upon delivery, provided that only immaterial items in the context of the contract with the customer remain on our part and substantive acceptance conditions, if any, have been met.

We recognize revenue when there is an approved contract that both parties are committed to perform, both parties rights have been identified, the contract has substance, collection of substantially all the consideration is probable, the transaction price has been determined and allocated over the performance obligations, the performance obligations including substantive acceptance conditions, if any, in the contract have been met, the obligation is not contingent on resale of the product, the buyer’s obligation would not be changed in the event of theft, physical destruction or damage to the product, the buyer acquiring the product for resale has economic substance apart from us and we do not have significant obligations for future performance to directly bring about the resale of the product by the buyer. We establish a reserve for sales returns based on historical trends in product returns and estimates for new items. Payment terms are generally 30-60 days from shipment.

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

The following table represents our revenues by major categories:

Net sales by type	2022	2021
(in thousands)
Equipment Sales	$13,803	$14,989
Adapter Sales	7,336	7,818
Software and Maintenance Sales *	3,078	3,028
Total	$24,217	$25,835

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

Leases are classified at commencement, as either operating or finance leases. As of December 31, 2022, all of our leases are classified as operating leases. Rent expense for operating leases is recognized on the straight-line method over the term of the agreement beginning on the lease commencement date.

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

Advertising Expense

Advertising costs are expensed as incurred. Total advertising expenses were approximately $116,000 and $121,000 in 2022 and 2021, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share exclude any dilutive effects of stock options. Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period. The common stock equivalent shares from equity awards used in calculating diluted earnings per share were 109,000 and 186,000 for the years ended December 31, 2022 and 2021, respectively. Options to purchase 12,500 shares of common stock were outstanding as of both periods December 31, 2022 and 2021, but were excluded from the computation of diluted earnings per share for the periods then ended, because the options were anti-dilutive.

Diversification of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables. Our trade receivables are geographically dispersed and include customers in many different industries. Our consolidated accounts receivable balance as of December 31, 2022 and 2021 includes foreign accounts receivable in the functional currency of our foreign subsidiaries amounting to $2,400,000 and $1,813,000, respectively. We generally do business with our foreign distributors in U.S. Dollars. We believe that risk of loss is significantly reduced due to the diversity of our end-customers and geographic sales areas. We perform on-going credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, or prepayment whenever deemed necessary.

The following represented greater than 10% of our consolidated accounts receivable for the applicable year:

Percentage of Consolidated Accounts Receivable	2022	2021

Number of customers	3	3

Approximate percentage of consolidated accounts receivable balance	39%	36%

Percentage of each	15%	13%
Percentage of each	13%	12%
Percentage of each	11%	11%

Diversification of net sales

The following represented greater than 10% of net sales for the applicable year:

Percentage of Net Sales	2022	2021

Number of customers	1	1

Approximate percentage of net sales	23%	14%

COVID-19

During 2022, we continued to react to and manage our business relative to the COVID-19 pandemic. During 2020 and throughout 2021, COVID-19 impacted all aspects of our business, from customer demand, to supply chain integrity, employee safety, business processes, and financial management. During 2022, as a result of vaccinations and the reduced impact of COVID-19, our business started to return to more normal in parts of the world. As a global company, we had to manage these aspects of our business while working within the guidelines of local and national policy in the U.S., China and Germany. During parts of the first and second quarters, our Shanghai facility and operations were shut down for two and a half months as required by China’s requirements pursuant to their COVID Zero policy. This shutdown impacted our supply chains, shipping times, travel, trade shows, and forced remote work. We were largely able to resume operations and begin recovery late in the second quarter and throughout the third quarter. For most of 2022, waves of COVID-19 infection and variants have kept or re-imposed revised travel restrictions. Customers continued to restrict in-person sales and other visits. We have continued to do business by converting these interactions to remote and virtual means as we have implemented new processes and technology. Our resilient supply chain model was able to support our customers by having alternate facilities that were open and responded to the critical impacts of the shutdown. Later in the year China’s COVID Zero policy was effectively cancelled. In December most of our employees in Shanghai China were out briefly with COVID and then we resumed normal operations.

New Accounting Pronouncements - Standards issued and not yet implemented

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). Topic 326 is effective (Smaller Reporting Company) for reporting periods beginning after December 15, 2022. Topic 326 replaces the incurred loss impairment methodology under current Generally Accepted Accounting Principles ("GAAP") with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. The standard requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We plan to adopt the new credit loss standard effective January 1, 2023. We do not expect the new credit loss standard to have a material impact on our financial condition, results of operations and cash flows, or financial statement disclosures.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

	December 31, 2022	December 31, 2021
(in thousands)
Trade accounts receivable	$5,139	$4,084
Less allowance for doubtful receivables	147	89
Trade accounts receivable, net	$4,992	$3,995

Changes in Data I/O’s allowance
for doubtful accounts are as follows:
	December 31, 2022	December 31, 2021
(in thousands)
Beginning balance	$89	$66
Bad debt expense (reversal)	58	23
Accounts written-off	-	-
Recoveries	-	-
Ending balance	$147	$89

NOTE 3 – INVENTORIES

	December 31, 2022	December 31, 2021
(in thousands)
Raw material	$3,850	$3,771
Work-in-process	1,911	1,602
Finished goods	990	978
Inventories	$6,751	$6,351

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2022	December 31, 2021
(in thousands)
Leasehold improvements	$404	$430
Equipment	4,683	5,218
Sales demonstration equipment	1,066	754
	6,153	6,402
Less accumulated depreciation	5,081	5,456
Property and equipment, net	$1,072	$946

Total depreciation expense recorded for 2022 and 2021 was $560,000 and $667,000, respectively.

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	December 31, 2022	December 31, 2021
(in thousands)
Lease liability - short term	$799	$601
Product warranty	425	432
Sales return reserve	71	71
Other taxes	163	180
Other	138	129
Other accrued liabilities	$1,596	$1,413

The changes in our product warranty liability for the year ending December 31, 2022 are follows:

December 31, 2022
(in thousands)
Liability, beginning balance	$432
Net expenses	774
Warranty claims	(774)
Accrual revisions	(7)
Liability, ending balance	$425

NOTE 6 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more for the years ending December 31 are as follows:

Operating Lease Commitments
(in thousands)
2023	$886
2024	813
2025	589
2026	131
2027	47
Thereafter	-
Total	$2,466
Less imputed interest	(167)
Total operating lease liabilities	$2,299

Cash paid for operating lease liabilities for the twelve months ended December 31, 2022 and 2021, respectively, was $779,560 and $815,000. There were two new or modified leases during the twelve months ended December 31, 2022 that are accounted for in the amounts disclosed above.

The following table presents supplemental balance sheet information related to leases as of December 31, 2022:

	Year Ended December 31,
	2022	2021
(in thousands)
Right-of-use assets (Long-term other assets)	$2,129	$2,793
Lease liability-short term (Other accrued liabilities)	$799	$601
Lease liability-long term (Operating lease liabilities)	$1,500	$2,277

At December 31, 2022, the weighted average remaining lease term is 3.0 years and the weighted average discount rate used is 5%.

The components of our lease expense for the twelve months ended December 31, 2022 and 2021, respectively, include operating lease costs of $899,000 and $751,000, which includes short-term lease costs of $45,000 and $31,000. Variable payments were not material, and were treated as non-lease components and were recognized in the period for which the costs occur.

Our real estate facility leases are described below:

During the fourth quarter of 2021, we amended our lease agreement for the Redmond, Washington headquarters facility, extending the lease to January 31, 2026. The lease is for approximately 20,460 square feet. The lease base annual rental payments during 2022 and 2021 were approximately $331,000 and $361,000, respectively.

In addition to the Redmond facility, approximately 24,000 square feet is leased at two foreign locations, including our sales, service, operations and engineering office located in Shanghai, China, and our German sales, service and engineering office located near Munich, Germany.

In April 2021, we signed a lease extension for our facility located in Shanghai, China, effective November 1, 2021, that extends the lease through October 31, 2024. This lease is for approximately 19,400 square feet. The lease base annual rental payments during 2022 and 2021 were approximately $314,000 and $317,000, respectively.

In March of 2022, we entered into a lease extension through 2027 for our facility located near Munich, Germany. This lease is for approximately 4,895 square feet. The lease base annual rental payments during 2022 and 2021 were approximately $62,000 and $58,000, respectively.

NOTE 7 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs, as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At December 31, 2022, the purchase commitments and other obligations totaled $2.5 million, of which all but $401,000 are expected to be paid over the next twelve months.

NOTE 8 – CONTINGENCIES

As of December 31, 2022, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 9 – STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2022, there were 280,177 shares available for future grant under Data I/O Corporation 2000 Stock Compensation Incentive Plan (“2000 Plan”). At December 31, 2022, there were shares of Common Stock reserved for issuance consisting of 12,500 inducement reserve shares and 665,200 shares under the 2000 Plan. The inducement reserve shares were granted in 2019 consisting of 12,500 options (12,500 unvested and 12,500 unissued) and 50,000 RSU, which were not from the 2000 Plan, but were made under the terms of the 2000 Plan. During 2022, 12,500 shares were issued from the inducement reserve. Pursuant to the 2000 Plan, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years. Options granted under the plans have a maximum term of six years from the date of grant. Stock awards are also granted under the 2000 Plan which generally vest over four years and one year for nonemployee Directors.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of our Common Stock at six-month intervals at 95% of the fair market value on the last day of each six-month period. Employees may purchase shares having a value not exceeding ten percent of their gross compensation during an offering period. During 2022 and 2021, a total of 3,288 and 4,484 shares, respectively, were purchased under the plan at average prices of $4.06 and $5.38 per share, respectively. At December 31, 2022 and 2021, 25,477 and 29,098 shares were reserved for future issuance respectively.

Stock Appreciation Rights Plan

We have a Stock Appreciation Rights (“SAR”) Plan under which each director, executive officer or holder of 10% or more of our Common Stock has a SAR with respect to each exercisable stock option. The SAR entitles the SAR holder to receive cash from us for the difference between the market value of the stock and the exercise price of the option in lieu of exercising the related option. SARs are only exercisable following a tender offer or exchange offer for our stock, or following approval by shareholders of Data I/O of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than 50% of the common shares outstanding. As no event has occurred, which would make the SARs exercisable, and no such event is deemed probable, no compensation expense has been recorded under this plan. At December 31, 2022 and 2021, there were 25,000 SARs outstanding.

Director Fee Plan

We have a Director Fee Plan available to compensate directors who are not employees of Data I/O Corporation with equity. No shares were issued from the plan in 2022 and 2021. At December 31, 2022 and 2021, 130,763 shares remain available in the plan. Subsequent to December 31, 2022, the Director Fee Plan was cancelled by the Board of Directors and the plan reserved shares were unreserved.

Retirement Savings Plan

We have a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer their pre-tax salary or post-tax salary if Roth is elected, subject to IRS limitations. In fiscal years 2021, we contributed one dollar for each dollar contributed by a participant, with a maximum contribution of four percent of a participant’s eligible earnings. In fiscal year 2022, we contributed one dollar for each dollar contributed by a participant on the first two percent and $.50 for each dollar contributed by participant on the next four percent of a participant’s eligible earnings, and as a result this requires a minimum six percent contribution to receive a four percent matching contribution. Our matching contribution expense for the savings plan, net of forfeitures, was approximately $210,000 and $186,000 in 2022 and 2021, respectively. Employer matching contributions owed to the plan were $229,000 and $224,000 at December 31, 2022 and 2021, respectively.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method. For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures. The impact on our results of operations of recording share-based compensation for the year ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
	2022	2021
(in thousands)
Cost of goods sold	$76	$57
Research and development	228	303
Selling, general and administrative	872	878
Total share-based compensation	$1,176	$1,238

An immaterial amount of share-based compensation was capitalized into inventory as overhead for the years ended December 31, 2022 and 2021, respectively.

The following table summarizes stock option activity under our stock option plans for the twelve months ended December 31, 2022:

	2022			2021
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years

Outstanding at beginning of year	12,500	$4.98		25,000	$4.98
Granted	-	-		-	-
Exercised	-	-		(12,500)	4.98
Cancelled, Expired or
Forfeited	-	-		-	-
Outstanding at end of year	12,500	$4.98	2.33	12,500	$4.98	3.33

Vested or expected to vest at the end of the period	12,466	$4.98	2.33	12,166	$4.98	3.33
Exercisable at end of year	9,375	$4.98	2.33	3,125	$4.98	3.33

The aggregate intrinsic value of outstanding options is $0. There were no stock option awards exercised in 2022.

Restricted stock award activity including performance-based stock award activity under our share-based compensation plan was as follows:

	2022		2021
	Awards	Weighted - Average Grant Date Fair Value	Awards	Weighted - Average Grant Date Fair Value
Outstanding at beginning of year	623,777	$4.73	643,228	$4.16
Granted	330,215	3.26	262,001	5.95
Vested	(249,292)	4.95	(272,952)	4.56
Cancelled	(39,500)	4.33	(8,500)	4.15
Outstanding at end of year	665,200	$3.94	623,777	$4.73

During the years ended December 31, 2022 and 2021, 57,206 and 85,264 shares respectively were withheld from issuance related to restricted stock units vesting and stock option exercises to cover employee taxes and stock options exercise price.

The remaining unamortized expected future compensation expense and remaining amortization period associated with unvested option grants and restricted stock awards are:

	December 31, 2022	December 31, 2021

Unamortized future compensation expense	$2,029,457	$2,300,286
Remaining weighted average amortization period in years	2.47	2.57

NOTE 11 – SHARE REPURCHASE PROGRAMS

Data I/O did not have a share repurchase program in 2022.

NOTE 12 – INCOME TAXES

Components of income (loss) before taxes:

	Year Ended December 31,
(in thousands)	2022	2021
U.S. operations	($1,622)	($2,086)
Foreign operations	1,185	1,643
Total income (loss) before taxes	($437)	($443)

Income tax expense (benefit) consists of:

	Year Ended December 31,
(in thousands)	2022	2021
Current tax expense (benefit)
U.S. federal	$0	$0
State	19	(2)
Foreign	664	114
	683	112
Deferred tax expense (benefit) – U.S. federal	-	-
Total income tax expense (benefit)	$683	$112

A reconciliation of our effective income tax and the U.S. federal tax rate is as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Statutory tax	($92)	($93)
State and foreign income tax, net of federal income tax benefit	(189)	(254)
Valuation allowance for deferred tax assets	370	454
Foreign sourced deemed dividend income	738	341
Stock based compensation	(154)	(325)
Other	10	(11)
Total income tax expense (benefit)	$683	$112

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets are presented below:

	Year Ended December 31,
	2022	2021
(in thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$22	$13
Inventory and product return reserves	477	484
Compensation accruals	2,511	2,421
Accrued liabilities	151	202
Book-over-tax depreciation and amortization	25	23
Foreign net operating loss carryforwards	149	22
U.S. net operating loss carryforwards	4,399	3,301
U.S. credit carryforwards	1,560	1,440
	9,294	7,906

Valuation Allowance	(9,294)	(7,906)
Total Deferred Income Tax Assets	$-	$-

The valuation allowance for deferred tax assets increased $1,388,000 and decreased $(1,057,000) during the years ended December 31, 2022 and 2021, respectively. The net deferred tax assets have a full valuation allowance provided due to uncertainty regarding our ability to utilize such assets in future years. This full valuation allowance evaluation is based upon our volatile history of losses and the cyclical nature of our industry and capital spending. Credit carryforwards consist primarily of research and experimental and foreign tax credits. We intend to continue to reinvest foreign earnings of our operating subsidiaries.

U.S. net operating loss carryforwards are $20.9 million at December 31, 2021 with expiration years from 2023 to 2034. Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. We have not had a Section 382 ownership change, but if we did the usage of these tax assets would have an income usage limitation based on the value of the Company at the time of the change times the federal long-term tax-exempt rate.

The gross changes in uncertain tax positions resulting in unrecognized tax benefits are presented below:

	Year Ended December 31,
	2022	2021
(in thousands)
Unrecognized tax benefits, opening balance	$392	$365
Prior period tax position increases	-	-
Additions based on tax positions related to current year	30	27
Unrecognized tax benefits, ending balance	$422	$392

Historically, we have incurred minimal interest expense and no penalties associated with tax matters. We have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

Tax years that remain open for examination include 2019, 2020, 2021 and 2022 in the United States of America. In addition, various tax years from 2002 to 2014 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

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

The following tables provide summary operating information by geographic area:

	Year Ended December 31,
(in thousands)	2022	2021
Net sales:
U.S.	$1,774	$2,607
Europe	7,402	9,387
Rest of World	15,041	13,841
	$24,217	$25,835

Included in Europe and Rest of World are
the following Net Sales significant balances:

Germany	$2,881	$3,783
China	$5,476	$4,203

Operating income:
U.S.	$5	$257
Europe	(1,331)	(1,037)
Rest of World	577	507
	$(749)	$(273)

Identifiable assets:
U.S.	$15,234	$15,840
Europe	4,886	5,638
Rest of World	7,045	7,579
	$27,165	$29,057

NOTE 14 – SUBSEQUENT EVENTS

In preparing the financial statements, the Company has reviewed all known events which have occurred after December 31, 2022 through the date on which the financial statements are available for issuance, for potential recognition or disclosure in the consolidated financial statements and footnotes.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013). Based on this assessment our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the Registrant’s directors is set forth under “Election of Directors” in our Proxy Statement relating to our annual meeting of shareholders to be held on May 18, 2023 and is incorporated herein by reference. Such Proxy Statement will be filed within 120 days of our year-end. Information regarding the Registrant’s executive officers is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.”

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

Item 11. Executive Compensation

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 18, 2023 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Executive Compensation.” Such Proxy Statement will be filed within 120 days of our year-end.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 18, 2023 and is incorporated herein by reference. The information appears in the Proxy Statement under the caption “Voting Securities and Principal Holders.” Such Proxy Statement will be filed within 120 days of our year end.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2022. See Notes 9 and 10 of “Notes to Consolidated Financial Statements.”

	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted–average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by the security holders (1) (2)	1,695	$4.00	436,417
Equity compensation plans not approved by the security holders (3)	12,500	$4.98	-
Total	14,195	$4.86	436,417

(1)

Represents shares of our Common Stock issuable pursuant to the Data I/O Corporation 2000 Stock Compensation Incentive Plan, 1982 Employee Stock Purchase Plan and 1996 Director Fee Plan. Table excludes unvested restricted stock awards of 677,700 from the 2000 Plan. The Director Fee Plan was canceled by the Board in February 2023 and unreserved the remaining 130,763 shares.

(2)

Stock Appreciation Rights Plan (“SAR”) provides that directors, executive officers or holders of 10% or more of our Common Stock have an accompanying SAR with respect to each exercisable option. While the plan has been approved by the security holders, no amounts are included in columns (a), (b), or (c) relating to the SAR.

(3)

Inducement grant to Michael Tidwell of 25,000 non-qualified stock options with 12,500 remaining unexercised. Table excludes 12,500 unvested remaining 2019 restricted stock inducement grant to Michael Tidwell.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2023 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14. Principal Accounting Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Principal Accountant’s Fees and Services” in the Proxy Statement relating to our annual meeting of shareholders to be held on May 18, 2023. Such Proxy Statement will be filed within 120 days of our year-end.

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

(2)

Data I/O Corporation Tax Deferral Retirement Plan and Trust with Empower Retirement (formerly known as Great West Financial (formerly known as Orchard Trust Company). See Exhibits 10.11, 10.12, 10.13, 10.23, 10.34 and 10.31.

(3)	Summary of Amended and Restated Management Incentive Compensation Plan. See Exhibit 10.2.

(4)	Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.

(5)	Amended and Restated Executive Agreements. See Exhibit 10.20, and 10.32

(6)	1996 Director Fee Plan. See Exhibit 10.4.

(7)	Data I/O Corporation 2000 Stock Compensation Incentive Plan. See Exhibit 10.6, 10.10, 10.16, 10.19 and 10.29.

(8)	Form of Option Agreement. See Exhibit 10.7.

(9)	Form of Indemnification Agreement. See Exhibit 10.14.

(10)	Letter Agreement with Anthony Ambrose. See Exhibit 10.15.

(11)	Letter Agreement with Rajeev Gulati. See Exhibit 10.17.

(12)	Letter Agreement with Joel S. Hatlen. See Exhibit 10.21.

(13)	Form of Executive Agreement. See Exhibit 10.20 and 10.32.

(14)	Form of Restricted Stock Unit Award Agreement. See Exhibit 10.18.

(15)	Letter Agreement with Michael Tidwell. See Exhibit 10.28.

(a)	List of Documents Filed as a Part of This Report:		Page

	(1)	Index to Financial Statements:

		Report of Independent Registered Public Accounting Firm (PCAOB ID 248)	29

		Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021	31

		Consolidated Statements of Operations for each of the two years ended December 31, 2022 and December 31, 2021	32

		Consolidated Statements of Comprehensive Income (Loss) for each of the two years ended December 31, 2022 and December 31, 2021	33

		Consolidated Statements of Stockholders’ Equity for each of the two years ended December 31, 2022 and December 31, 2021	34

		Consolidated Statements of Cash Flows for each of the two years ended December 31, 2022 and December 31, 2021	35

		Notes to Consolidated Financial Statements	36

	(2)	Index to Financial Statement Schedules:

		Schedule II – Consolidated Valuation and Qualifying Accounts	59

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

		4.2	Description of Data I/O Corporation’s Common Stock (Incorporated by reference to Data I/O’s 2022 Annual Report on Form 10-K (File No. 0-10394)).

	10	Material Contracts:

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

10.4

Amended and Restated Data I/O Corporation 1996 Director Fee Plan (Incorporated by reference to Exhibit 10.32 of Data I/O’s 1997 Annual Report on Form 10-K (File No. 0-10394)). (Plan cancelled February 22, 2023.)

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

54

10.9

Second Amendment to Lease, (Redmond East) between Data I/O Corporation and Arden Realty Limited Partnership, made as of January 31, 2011.  (Incorporated by reference to Data I/O’s 2010 Annual Report on Form 10-K (File No. 0-10394)).

10.10	Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan approved May 17, 2011 (Incorporated by reference to Data I/O’s 2011 Proxy Statement filed April 5, 2011).

10.11

Empower Retirement (formerly known as Great West Financial (formerly known as Orchard Trust Company) Defined Contribution Prototype Plan and Trust (Incorporated by reference to Data I/O’s 2007 Annual Report on Form 10-K (File No. 0-10394)).

10.12

Empower Retirement (formerly known as Great West Financial (formerly known as Orchard Trust Company) Non-standardized 401(k) Plan (Incorporated by reference to Data I/O’s 2007 Annual Report on Form 10-K (File No. 0-10394)).

10.13

Empower Retirement (formerly known as Great West Financial (formerly known as Orchard Trust Company) Defined Contribution Prototype Plan and Trust Amendment for Pension Protection Act and Heart Act.  (Incorporated by reference to Data I/O’s 2009 Annual Report on Form 10-K (File No. 0-10394)).

10.14	Form of Indemnification Agreement. (Incorporated by reference to Data I/O’s 2010 Annual Report on Form 10-K (File No. 0-10394)).

10.15	Letter Agreement with Anthony Ambrose (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on October 29, 2012).

10.16	Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan approved May 10, 2012 (Incorporated by reference to Data I/O’s 2012 Proxy Statement filed April 3, 2012).

10.17	Letter Agreement with Rajeev Gulati (Incorporated by reference to Data I/O’s Current Report on Form 8-K filed on July 31, 2013).

10.18	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.29 of Data I/O’s March 31, 2014 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.19

Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan approved April 30, 2014 (Incorporated by reference to Exhibit 10.30 of Data I/O’s March 31, 2014 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.20	Form of Executive Agreement (Incorporated by reference to Exhibit 10.31 of Data I/O’s June 30, 2014 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.21	Letter Agreement with Joel S. Hatlen (Incorporated by reference to Exhibit 10.32 of Data I/O’s June 30, 2014 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.22

Third Amendment to Lease, (Redmond East) between Data I/O Corporation and Arden Realty Limited Partnership, made as of June 1, 2015 (Incorporated by reference to Exhibit 10.29 of Data I/O’s June 30, 2015 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.23

Empower Retirement (formerly known as Great West Financial) Financial Adoption Agreement #005 Non-standardized 401(k) Plan (Incorporated by reference to Data I/O’s 2015 Annual Report on Form 10-K (File No. 0-10394)).

10.24

Empower Retirement (formerly known as Great West Financial) Financial Adoption Agreement #005 Non-standardized 401(k) Plan (Incorporated by reference to Data I/O’s 2016 Annual Report on Form 10-K (File No. 0-10394)).

55

10.25

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

10.26

Fifth Amendment to Lease, between Data I/O Corporation and BRE WA OFFICE OWNER LLC, made as of September 12, 2017 (Incorporated by reference to Data I/O’s September 30, 2017 Quarterly Report on Form 10-Q (File No. 0-10394)).

10.27

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

10.28	Letter Agreement with Michael Tidwell (Incorporated by reference to Form 8-K filed on May 1, 2019).

10.29	Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan approved May 20, 2021 (Incorporated by reference to Data I/O’s 2021 Proxy Statement dated April 5, 2021).

10.30

Sixth Amendment to Lease, between Data I/O Corporation and Alco Redmond East, LLC, made as of October 4, 2021 (Incorporated by reference to Data I/O’s 2021 Annual Report on Form 10-K (File No. 0-10394)).

10.31

Empower Retirement (formerly known as Great West Financial) Financial Adoption Agreement #001 Non-standardized 401(k) Plan (Incorporated by reference to Data I/O’s 2021 Annual Report on Form 10-K (File No. 0-10394)).

10.32	Form of Executive Agreement (Incorporated by reference to Form 8-K filed on February 6, 2023).

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31	Certification – Section 302:

	31.1	Chief Executive Officer Certification

	31.2	Chief Financial Officer Certification

32	Certification – Section 906:

	32.1	Chief Executive Officer Certification

	32.2	Chief Financial Officer Certification

101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T

Item 16. Form 10-K Summary

None.

56

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA I/O CORPORATION
(REGISTRANT)

DATED: March 29, 2023	By:	/s/Anthony Ambrose
Anthony Ambrose
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME & DATE			TITLE

By:	/s/Anthony Ambrose	March 29, 2023	President and Chief Executive Officer
	Anthony Ambrose		(Principal Executive Officer), Director

By:	/s/Joel S. Hatlen	March 29, 2023	Chief Operating and Financial Officer
	Joel S. Hatlen		Vice President
Secretary, Treasurer
(Principal Financial and Accounting Officer)

By:	/s/Douglas W. Brown	March 29, 2023	Director
Douglas W. Brown

By:	/s/Sally A. Washlow	March 29, 2023	Director
Sally A. Washlow

By:	/s/Cheemin Bo-Linn	March 29, 2023	Director
Cheemin Bo-Linn

By:	/s/Edward J. Smith	March 29, 2023	Director
Edward J. Smith

57

DATA I/O CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Deductions- Describe		Balance at End of Period
(in thousands)
Year Ended December 31, 2021:
Allowance for bad debts	$66	$23	$-	(1)	$89

Year Ended December 31, 2022:
Allowance for bad debts	$89	$58	$-	(1)	$147

(1) Uncollectable accounts written off, net of recoveries

58