Form 10-Q
period 2023-03-31
DATA I/O CORP
filed 2023-05-15
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Common Stock, no par value, outstanding as of April 30, 2023:  8,818,076

DATA I/O CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	March 31, 2023	December 31, 2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,868	$11,510
Trade accounts receivable, net of allowance for doubtful accounts of $142 and $147, respectively	4,932	4,992
Inventories	6,976	6,751
Other current assets	684	645
TOTAL CURRENT ASSETS	24,460	23,898

Property, plant and equipment – net	1,000	1,072
Other assets	2,012	2,195
TOTAL ASSETS	$27,472	$27,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,534	$1,366
Accrued compensation	1,493	1,670
Deferred revenue	1,733	1,575
Other accrued liabilities	1,544	1,596
Income taxes payable	124	112
TOTAL CURRENT LIABILITIES	6,428	6,319

Operating lease liabilities	1,298	1,500
Long-term other payables	221	237

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock - Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating Issued and outstanding, none	-	-
Common stock, at stated value - Authorized, 30,000,000 shares Issued and outstanding, 8,818,076 shares as of March 31, 2023 and 8,816,381 shares as of December 31, 2022	22,153	21,897
Accumulated earnings (deficit)	(3,036)	(3,131)
Accumulated other comprehensive income	408	343
TOTAL STOCKHOLDERS’ EQUITY	19,525	19,109
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,472	$27,165

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

Net sales	$7,231	$4,965
Cost of goods sold	2,929	2,662
Gross margin	4,302	2,303
Operating expenses:
Research and development	1,625	1,616
Selling, general and administrative	2,508	2,048
Total operating expenses	4,133	3,664
Operating income (loss)	169	(1,361)
Non-operating income (loss):
Interest income	35	1
Gain on sale of assets	-	58
Foreign currency transaction gain (loss)	(74)	(60)
Total non-operating income (loss)	(39)	(1)
Income (loss) before income taxes	130	(1,362)
Income tax (expense) benefit	(35)	(458)
Net income (loss)	$95	($1,820)

Basic earnings (loss) per share	$0.01	($0.21)
Diluted earnings (loss) per share	$0.01	($0.21)
Weighted-average basic shares	8,818	8,622
Weighted-average diluted shares	9,029	8,622

See notes to consolidated financial statements

4

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022

Net income (loss)	$95	($1,820)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	65	(70)
Comprehensive income (loss)	$160	($1,890)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(UNAUDITED)

				Accumulated
			Retained	and Other	Total
	Common Stock		Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity
Balance at December 31, 2021	8,621,007	$20,886	($2,011)	$978	$19,853
Stock awards issued, net of tax withholding	-	-	-	-	-
Issuance of stock through: ESPP	1,362	6	-	-	6
Share-based compensation	-	291	-	-	291
Net income (loss)	-	-	(1,820)	-	(1,820)
Other comprehensive income (loss)	-	-	-	(70)	(70)
Balance at March 31, 2022	8,622,369	$21,183	($3,831)	$908	$18,260
Balance at December 31, 2022	8,816,381	$21,897	($3,131)	$343	$19,109
Stock awards issued, net of tax withholding	-	-	-	-	-
Issuance of stock through: ESPP	1,695	7	-	-	7
Share-based compensation	-	249	-	-	249
Net income (loss)	-	-	95	-	95
Other comprehensive income (loss)		-	-	65	65
Balance at March 31, 2023	8,818,076	$22,153	($3,036)	$408	$19,525

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Three Months Ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$95	($1,820)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	158	140
Equipment transferred to cost of goods sold	97	125
Share-based compensation	249	291
Net change in:
Trade accounts receivable	56	913
Inventories	(225)	(277)
Other current assets	(39)	(98)
Accounts payable and accrued liabilities	(46)	(835)
Deferred revenue	141	28
Other long-term liabilities	(88)	(253)
Deposits and other long-term assets	65	204
Net cash provided by (used in) operating activities	463	(1,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(183)	(272)
Cash provided by (used in) investing activities	(183)	(272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments for shares withheld to cover tax	7	6
Cash provided by (used in) financing activities	7	6
Increase (decrease) in cash and cash equivalents	287	(1,848)

Effects of exchange rate changes on cash	71	(46)
Cash and cash equivalents at beginning of period	11,510	14,190
Cash and cash equivalents at end of period	$11,868	$12,296

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$24	$441

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

We prepared the financial statements as of March 31, 2023 and March 31, 2022 according to the rules and regulations of the Securities and Exchange Commission ("SEC").  These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Significant Accounting Policies

These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2022.  There have been no changes to our significant accounting policies described in the Annual Report that have had a material impact on our unaudited condensed consolidated financial statements and related notes.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year.  During the first quarter of 2023 and 2022, the impact of capitalization of incremental costs for obtaining contracts was immaterial.  We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

We recognize revenue when there is an approved contract that both parties are committed to perform, both parties rights have been identified, the contract has substance,  collection of substantially all the consideration is probable, the transaction price has been determined and allocated over the performance obligations, the performance obligations including substantive acceptance conditions, if any, in the contract have been met, the obligation is not contingent on resale of the product, the buyer’s obligation would not be changed in the event of theft, physical destruction or damage to the product, the buyer acquiring the product for resale has economic substance apart from us and we do not have significant obligations for future performance to directly bring about the resale of the product by the buyer. We establish a reserve for sales returns based on historical trends in product returns and estimates for new items. Payment terms are generally 30 to 60 days from shipment.

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

The following table represents our revenues by major categories:

	Three Months Ended
Net sales by type	March 31, 2023	Change	March 31, 2022
(in thousands)
Equipment	$4,051	55.4%	$2,607
Adapter	2,267	39.8%	1,622
Software and Maintenance	913	24.0%	736
Total	$7,231	45.6%	$4,965

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

Recently Adopted Accounting Pronouncements

For the three months ended March 31, 2023, ASU 326 became effective for the Company.  The adoption of the  ASU 326 CECL (Current Estimate of Credit Losses) did not have a material impact to Data I/O Corporation’s consolidated financial statements.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:

	March 31, 2023	December 31, 2022
(in thousands)
Raw material	$3,741	$3,850
Work-in-process	1,914	1,911
Finished goods	1,321	990
Inventories	$6,976	$6,751

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	March 31, 2023	December 31, 2022
(in thousands)
Leasehold improvements	$404	$404
Equipment	4,842	4,683
Sales demonstration equipment	949	1,066
	6,195	6,153
Less accumulated depreciation	5,195	5,081
Property and equipment, net	$1,000	$1,072

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	March 31, 2023	December 31, 2022
(in thousands)
Lease liability - short term	$813	$799
Product warranty	441	425
Sales return reserve	71	71
Other taxes	117	163
Other	102	138
Other accrued liabilities	$1,544	$1,596

The changes in our product warranty liability for the three months ending March 31, 2023 are as follows:

	March 31, 2023	December 31, 2022
(in thousands)
Liability, beginning balance	$425	$432
Net expenses	220	774
Warranty claims	(220)	(774)
Accrual revisions	-	(7)
Liability, ending balance	$425	$425

NOTE 5 – LEASES

Our leasing arrangements are primarily for facility leases we use to conduct our operations. The following table presents our future lease payments for long-term operating leases as of March 31, 2023:

Operating Lease Commitments
(in thousands)
2023 (remaining)	$694
2024	822
2025	590
2026	132
2027	47
Thereafter	-
Total	$2,285
Less imputed interest	(174)
Total operating lease liabilities	$2,111

Cash paid for operating lease liabilities for the three months ended March 31, 2023 and 2022 were $220,000 and $212,000, respectively.  There were no new operating leases during the three months ended March 31, 2023.

The following table presents supplemental balance sheet information related to leases:

	Balance at March 31, 2023	Balance at December 31, 2022
(in thousands)
Right-of-use assets (Long-term other assets)	$1,946	$2,129
Lease liability-short term (Other accrued liabilities)	813	799
Lease liability-long term (Operating lease liabilities)	1,298	1,500

At March 31, 2023, the weighted average remaining lease term is 2.77 and the weighted average discount rate used is 5%.

The components of our lease expense for the three months ended March 31, 2023 and 2022 include operating lease costs of $217,000 and $220,000, respectively, and short-term lease costs of $6,000 and $20,000, respectively.

Our lease agreement for the Redmond, Washington headquarters facility, extends to January 31, 2026.  The lease is for approximately 20,460 square feet.  Our lease agreement for our facility located in Shanghai, China, extends to October 31, 2024.  This lease is for approximately 19,400 square feet. Our lease agreement for our facility located near Munich, Germany, extends to August 2027.  This lease is for approximately 4,895 square feet.

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At March 31, 2023, the purchase commitments and other obligations totaled $2.4 million of which all but $553,000 are expected to be paid over the next twelve months.

NOTE 7 – CONTINGENCIES

As of March 31, 2023, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 8 – INCOME TAXES

Income tax expense for the first quarter of both 2023 and 2022, primarily related to foreign and minor state taxes.  The first quarter of 2022, as a result of a dividend paid from our China subsidiary to the USA parent company, included $442,000 of income tax withheld and paid.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $9.3 million as of March 31, 2023.  As of March 31, for both 2023 and 2022, our deferred tax assets and valuation allowance have been reduced by approximately $429,000 and $399,000, respectively, associated with the requirements of accounting for uncertain tax positions.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2023	March 31, 2022
(in thousands except per share data)
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$95	($1,820)

Denominator for basic earnings (loss) per share:
Weighted-average shares	8,818	8,622

Employee stock options and awards	211	-

Denominator for diluted earnings (loss) per share:
Adjusted weighted-average shares & assumed conversions of stock options	9,029	8,622

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$0.01	($0.21)
Diluted earnings (loss) per share	$0.01	($0.21)

Options to purchase 12,500 were outstanding as of March 31, 2023 and 2022, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
(in thousands)
Cost of goods sold	$18	$15
Research and development	48	64
Selling, general and administrative	183	212
Total share-based compensation	$249	$291

Equity awards granted during the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022

Restricted Stock Units	10,000	2,515

Non-employee directors Restricted Stock Units (“RSUs”) typically vest over the earlier of one year or the next annual meeting of shareholders and Non-Qualified stock options vest over three years and have a six-year exercise period.  Employee RSUs typically vest annually over four years and employee Non-Qualified stock options typically vest quarterly over four years and have a six-year exercise period.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with unvested option grants, restricted stock awards and restricted stock unit awards at March 31, 2023 are:

March 31, 2023

Unamortized future equity compensation expense (in thousands)	$1,823
Remaining weighted average amortization period (in years)	2.37

Item2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking.  In particular, statements herein regarding economic outlook, impact of COVID-19; Shanghai COVID-19 resurgence lockdown impact and timing; industry prospects and trends; expected business recovery; industry partnerships; future results of operations or financial position; future spending; breakeven revenue point; expected market decline, bottom or growth; market acceptance of our newly introduced or upgraded products or services; the sufficiency of our cash to fund future operations and capital requirements; development, introduction and shipment of new products or services; changing foreign operations; trade issues and tariffs; expected inventory levels; expectations for unsupported platform or product versions and related inventory and other charges; Russian invasion of Ukraine impacts; supply chain expectations; semiconductor chip shortages; inflation; currency rates and movements; impacts of new China emission standards; and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of these forward-looking statements after the date of this Annual Report.  The Reader should not place undue reliance on these forward-looking statements.  The following discussions and the 2022 Annual Report on Form 10-K section entitled “Risk Factors – Cautionary Factors That May Affect Future Results” describes some, but not all, of the factors that could cause these differences.

OVERVIEW

The first quarter of 2023 reflects strong revenues, gross margin, and profitability as well as growth in cash and working capital. It represented the third consecutive quarter of profitability and resumption of much more normal operations.  The prior year comparison reflects COVID-19 and a host of other challenges that have positioned us where we are now in 2023.

COVID-19  Background and Update

During 2022, we continued to react to and manage our business relative to the COVID-19 pandemic.  Early in the year as our business started to return to more normal in parts of the world, challenges arose that had difficulties for our business.  During parts of the first and second quarters of 2022, our Shanghai facility and operations were shut down for two and a half months as required by China pursuant to their COVID Zero policy. This shutdown impacted our supply chains, shipping times, travel and, trade shows, and forced remote work. We were largely able to resume operations and begin recovery late in the second quarter and throughout the third quarter.  Customers continued to restrict in-person sales and other visits. We continued to do business by converting these interactions to remote and virtual means as we have implemented new processes and technology. Our resilient supply chain model was able to support our customers by having alternate facilities that were open and responded to the critical impacts of the shutdown. Later in the fourth quarter of 2022, China’s COVID Zero policy was effectively cancelled.  In December most of our employees in Shanghai China were out briefly with COVID-19 and we resumed normal operations early in 2023, however between COVID-19 and customers dealing with the implications of new emission standards effective mid-year, our China demand was soft during the first quarter of 2023.

Other Major Impacts

The war in Ukraine starting in early 2022, while having little direct impact on us from Russia or Ukraine, affected supply chains, shipping, European economic uncertainty and energy concerns.  Inflation impacted everyone. We believe we were able to adequately address inflation with pricing adjustments such that our margins were mostly maintained. The strengthening of the dollar created headwinds for revenues, as typically over 90% of our business is international.  Interest rate hikes by central banks was a concern especially for cyclical industries with resulting worries about capital spending and planning for recessionary impacts. Certain labor markets were tight during the year causing recruiting challenges. The impact of semiconductor chip shortages that began mid-2021 continued well into 2022 and are not completely resolved yet in 2023. Many of the issues described here in the overview have caused supply chain disruptions and lead time unreliability, which we have managed through carefully maintaining and increasing key inventory levels. Finally on a brighter note, the continued outlook by industry analysts for automotive electronics remains strong based on the long-term forecast for a decade, which remains our primary market focus.

In the first quarter of 2023, our operations returned to be much more normal.  The strong dollar impacts started to reverse during the fourth quarter of 2022 and have provided tail winds for revenue sequentially through the first quarter of 2023 especially for the Euro. Macroeconomic news, while improving, continues to be fairly negative. Inflation, while still elevated, appears to be diminishing.  Interest rates continue to be higher, but an anticipated recession has not occurred. COVID-19, semiconductor shortages, shipping & supply chain issues, and domestic labor tightness slowing recruiting, are improving situations and no longer top of mind. Sales funnels have grown and provide optimism for future business. In person trade shows are occurring and generating leads. Industry partnerships are being formed. Travel and face-to-face customer meetings are happening.  The new capabilities of supplier resilience, inventory and production in multiple locations, leveraging remote and virtual services, are capabilities to retain and build upon.  We continue to manage our costs carefully and execute strategies for growth.

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

Our customer focus has been on global and strategic high-volume manufacturers in key market segments like automotive electronics, IoT, industrial controls and consumer electronics, as well as programming centers. Although the long-term prospects for our strategic growth markets should remain good, these markets and our business have been, and are likely to continue to be, adversely impacted COVID-19  and other global political and economic factors.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year.  During 2023 and 2022, the impact of capitalization of incremental costs for obtaining contracts was immaterial.  We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

We recognize revenue when there is an approved contract that both parties are committed to perform, both parties rights have been identified, the contract has substance,  collection of substantially all the consideration is probable, the transaction price has been determined and allocated over the performance obligations, the performance obligations including substantive acceptance conditions, if any, in the contract have been met, the obligation is not contingent on resale of the product, the buyer’s obligation would not be changed in the event of theft, physical destruction or damage to the product, the buyer acquiring the product for resale has economic substance apart from us and we do not have significant obligations for future performance to directly bring about the resale of the product by the buyer.  We establish a reserve for sales returns based on historical trends in product returns and estimates for new items.  Payment terms are generally 30 to 60 days from shipment.

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

Allowance for Doubtful Accounts:  We base the allowance for doubtful accounts receivable on our assessment of the credit losses collectively expected for the future, as well as collectability of specific customer accounts and the aging of accounts receivable.  If there is deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, or events forecast that collectively indicate some impairment is expected, our estimates of the recoverability of amounts due to us could be adversely affected.

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

RESULTS OF OPERATIONS:

NET SALES

	Three Months Ended
Net sales by product line	March 31, 2023	Change	March 31, 2022
(in thousands)
Automated programming systems	$5,927	52.9%	$3,876
Non-automated programming systems	1,304	19.7%	1,089
Total programming systems	$7,231	45.6%	$4,965

	Three Months Ended
Net sales by location	March 31, 2023	Change	March 31, 2022
(in thousands)
United States	$937	225.3%	$288
% of total	13.0%		5.8%

International	$6,294	34.6%	$4,677
% of total	87.0%		94.2%

	Three Months Ended
Net sales by type	March 31, 2023	Change	March 31, 2022
(in thousands)
Equipment sales	$4,051	55.4%	$2,607
Adapter sales	2,267	39.8%	1,622
Software and maintenance	913	24.0%	736
Total	$7,231	45.6%	$4,965

Net sales in the first quarter of 2023 were $7.2 million, as compared with $5.0 million in the prior year period and $7.3 million in the fourth quarter of 2022.  Sales in the first quarter of 2023 were seasonally strong compared to the challenges faced in the first quarter of 2022 with the Shanghai lockdown and the economic uncertainty attributed to the war in Ukraine.

First quarter 2023 bookings were $5.7 million, as compared with $6.2 million in the prior year period and $6.8 million in fourth quarter of 2022.  We experienced softness in China in the first quarter of 2023, as they recovered from COVID-19 and in their preparation for new automotive emission standards. Longer term, we see potential for more demand driven by new production changes and especially the transition to electric vehicles (EV).

On a geographic basis, international sales represented approximately 87% of total net sales for the first quarter of 2023 compared with 94% in the prior year period. Total equipment sales were 56% of revenues, adapters were 31% and software and services revenues were 13% of revenues respectively in the first quarter of 2023 compared with 52% and 33% and 15% respectively for the first quarter of 2022. Automotive electronics represented 63% of orders for the quarter.

Backlog at March 31, 2023 was $3.2 million, as compared with $4.8 million at year end 2022 and $4.1 million at March 31, 2022.  The backlog has returned to more normal levels compared to the build up caused by the COVID-19 Shanghai shutdown in 2022. Data I/O had $2.0 million in deferred revenue at the end of the first quarter of 2023 as compared with $1.7 million at the end of the first quarter of 2022.

GROSS MARGIN

	Three Months Ended
	March 31, 2023	Change	March 31, 2022
(in thousands)
Gross margin	$4,302	86.8%	$2,303
Percentage of net sales	59.5%		46.4%

Gross margin as a percentage of sales in the first quarter of 2023 was 59.5% as compared to 46.4% in the same period last year and 55.5% in the fourth quarter of 2022. The increase from the fourth quarter was primarily due to channel and product mix; more favorable currency exchange rates; and favorable factory variances. In the first quarter of 2022, there were significant issues, COVID-19 and the war in Ukraine that negatively impacted normal operations .

RESEARCH AND DEVELOPMENT

	Three Months Ended
	March 31, 2023	Change	March 31, 2022
(in thousands)
Research and development	$1,625	0.6%	$1,616
Percentage of net sales	22.5%		32.5%

Research and development (“R&D”) expenses in the first quarter of 2023 were approximately the same as compared to the same period in 2022. We have maintained our investment in our product development and supporting our growth initiatives.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended
	March 31, 2023	Change	March 31, 2022
(in thousands)
Selling, general &
administrative	$2,508	22.5%	$2,048
Percentage of net sales	34.7%		41.2%

Selling, General and Administrative (“SG&A”) expenses were up in the first quarter of 2023 as compared to the same period in 2022.  This was due to the higher sales volume and channel mix resulting in higher channel and sales commissions, as well as incentive compensation and recruiting costs.  Cost control measures have remained in place during the first quarter of 2023 and are expected to continue in the second quarter of 2023.

INTEREST

	Three Months Ended
	March 31, 2023	Change	March 31, 2022
(in thousands)
Interest income	$35	3400%	$1

Interest income reflects higher rates and invested balances.

INCOME TAXES

	Three Months Ended
	March 31, 2023	Change	March 31, 2022
(in thousands)
Income tax benefit (expense)	$(35)	(92.4%)	$(458)

Income tax benefit (expense) for the first quarter of both 2023 and 2022, primarily related to foreign and state taxes.  During the first quarter of 2022, a China dividend withholding tax of $442,000 was paid in connection with a dividend repatriation to the US parent company.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $9.3 million as of March 31, 2023.  As of March 31, for both 2023 and 2022, our deferred tax assets and valuation allowance have been reduced by approximately $429,000 and $399,000, respectively, associated with the requirements of accounting for uncertain tax positions.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2023	Change	December 31, 2022
(in thousands)
Working capital	$18,032	$453	$17,579

At March 31, 2023, our principal sources of liquidity consisted of existing cash and cash equivalents.  Cash increased $358,000 from December 31, 2022 primarily from profitable operations offset in part paying off year end accruals for annual 401(k) matching contributions .

Our working capital increased $453,000 during 2023, primarily due to the reasons for the cash increase in the period.  The company continues to have no debt.

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

As a result of our cyclical industry, significant product development, customer support and selling and marketing efforts, we have required substantial working capital to fund our operations.  We have tried to balance our level of development spending with the goal of profitable operations..  We have implemented or have initiatives to implement geographic shifts in our operations, optimize real estate usage, reduce exposure to the impact of currency volatility and tariffs, increase product development differentiation, and controlling costs.

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through the next one-year period, and beyond.  We may require additional cash at the US headquarters, which could cause potential repatriation of cash that is held in our foreign subsidiaries.  We currently do not have plans and/or intentions to make further repatriations.  For any repatriation, there may be tax and other impediments to any repatriation actions.  As many repatriations typically have associated withholding taxes, those withheld will be a current tax without generating a current or deferred tax benefit.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek possible additional financing.

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted in the accompanying consolidated financial statements in Note 6, “Other Commitments”, we have no off-balance sheet arrangements.

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURES

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $253,000 in the first quarter of 2023 compared to ($1,223,000) in the first quarter of 2022.  Adjusted EBITDA, excluding equity compensation (a non-cash item), was $502,000 in the first quarter of 2023, compared to ($932,000) in the first quarter of 2022.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURE RECONCILIATION

	Three Months Ended March 31,
	2023	2022
(in thousands)
Net Income (loss)	$95	($1,820)
Interest (income)	(35)	(1)
Taxes	35	458
Depreciation & amortization	158	140
EBITDA earnings (loss)	$253	($1,223)
Equity compensation	249	291
Adjusted EBITDA, excluding equity compensation	$502	($932)

NEW ACCOUNTING PRONOUNCEMENTS

For the three months ended March 31, 2023, ASU 326 became effective for the Company.  The adoption of the  ASU 326 CECL (Current Estimate of Credit Losses) did not have a material impact to Data I/O Corporation’s consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2023, we were not a party to any material pending legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There are no material changes to the Risk Factors described in our Annual Report.

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

DATED: May 15, 2023

DATA I/O CORPORATION
(REGISTRANT)

By:	/s/Anthony Ambrose
Anthony Ambrose
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By:	/s/Joel S. Hatlen
Joel S. Hatlen
Vice President and Chief Operating and Financial Officer
Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

