Form 10-Q
period 2023-06-30
DATA I/O CORP
filed 2023-08-14
CIK 351998

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares of Common Stock, no par value, outstanding as of July 31, 2023:  9,018,875

DATA I/O CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DATA I/O CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(UNAUDITED)

	June 30, 2023	December 31, 2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,870	$11,510

Trade accounts receivable, net of allowance for doubtful accounts of $135 and $147, respectively	4,725	4,992
Inventories	6,868	6,751
Other current assets	847	645
TOTAL CURRENT ASSETS	24,310	23,898

Property, plant and equipment – net	989	1,072
Other assets	1,802	2,195
TOTAL ASSETS	$27,101	$27,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,590	$1,366
Accrued compensation	1,723	1,670
Deferred revenue	1,363	1,575
Other accrued liabilities	1,542	1,596
Income taxes payable	91	112
TOTAL CURRENT LIABILITIES	6,309	6,319

Operating lease liabilities	1,087	1,500
Long-term other payables	218	237

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock - Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating Issued and outstanding, none	-	-
Common stock, at stated value - Authorized, 30,000,000 shares Issued and outstanding, 9,018,875 shares as of June 30, 2023 and 8,816,381 shares as of December 31, 2022	22,165	21,897
Accumulated earnings (deficit)	(2,736)	(3,131)
Accumulated other comprehensive income	58	343
TOTAL STOCKHOLDERS’ EQUITY	19,487	19,109
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,101	$27,165

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net sales	$7,398	$4,769	$14,629	$9,734
Cost of goods sold	3,025	2,011	5,954	4,673
Gross margin	4,373	2,758	8,675	5,061
Operating expenses:
Research and development	1,720	1,557	3,345	3,173
Selling, general and administrative	2,489	1,928	4,997	3,976
Total operating expenses	4,209	3,485	8,342	7,149
Operating income (loss)	164	(727)	333	(2,088)
Non-operating income (loss):
Interest income	49	1	84	2
Gain on sale of assets	-	-	-	57
Foreign currency transaction gain (loss)	196	130	122	71
Total non-operating income (loss)	245	131	206	130
Income (loss) before income taxes	409	(596)	539	(1,958)
Income tax (expense) benefit	(109)	(61)	(144)	(519)
Net income (loss)	$300	$(657)	$395	$(2,477)

Basic earnings (loss) per share	$0.03	$(0.08)	$0.04	$(0.29)
Diluted earnings (loss) per share	$0.03	$(0.08)	$0.04	$(0.29)
Weighted-average basic shares	8,904	8,709	8,861	8,665
Weighted-average diluted shares	9,075	8,709	9,052	8,665

See notes to consolidated financial statements

4

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income (loss)	$300	$(657)	$395	$(2,477)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(350)	(454)	(285)	(524)
Comprehensive income (loss)	$(50)	$(1,111)	$110	$(3,001)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(UNAUDITED)

				Accumulated
			Retained	and Other	Total
	Common Stock		Earnings	Comprehensive	Stockholders’
	Shares	Amount	(Deficit)	Income (Loss)	Equity
Balance at December 31, 2021	8,621,007	$20,886	$(2,011)	$978	$19,853
Stock awards issued, net of tax withholding	-	-	-	-	-
Issuance of stock through: ESPP	1,362	6	-	-	6
Share-based compensation	-	291	-	-	291
Net income (loss)	-	-	(1,820)	-	(1,820)
Other comprehensive income (loss)	-	-	-	(70)	(70)
Balance at March 31, 2022	8,622,369	$21,183	$(3,831)	$908	$18,260
Stock awards issued, net of tax withholding	191,910	(177)	-	-	(177)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	380	-	-	380
Net income (loss)	-	-	(657)	-	(657)
Other comprehensive income (loss)	-	-	-	(454)	(454)
Balance at June 30, 2022	8,814,279	$21,386	$(4,488)	$454	$17,352
Balance at December 31, 2022	8,816,381	$21,897	$(3,131)	$343	$19,109
Stock awards issued, net of tax withholding	-	-	-	-	-
Issuance of stock through: ESPP	1,695	7	-	-	7
Share-based compensation	-	249	-	-	249
Net income (loss)	-	-	95	-	95
Other comprehensive income (loss)		-	-	65	65
Balance at March 31, 2023	8,818,076	$22,153	$(3,036)	$408	$19,525
Stock awards issued, net of tax withholding	200,799	(368)	-	-	(368)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	380	-	-	380
Net income (loss)	-	-	300	-	300
Other comprehensive income (loss)		-	-	(350)	(350)
Balance at June 30, 2023	9,018,875	$22,165	$(2,736)	$58	$19,487

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Six Months Ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$395	$(2,477)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	289	293
Equipment transferred to cost of goods sold	109	261
Share-based compensation	629	671
Net change in:
Trade accounts receivable	262	(278)
Inventories	(216)	(701)
Other current assets	(211)	131
Accounts payable and accrued liabilities	239	(347)
Deferred revenue	(233)	(156)
Other long-term liabilities	(299)	(493)
Deposits and other long-term assets	256	344
Net cash provided by (used in) operating activities	1,220	(2,752)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(315)	(648)
Cash provided by (used in) investing activities	(315)	(648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments for shares withheld to cover tax	(360)	(171)
Cash provided by (used in) financing activities	(360)	(171)
Increase (decrease) in cash and cash equivalents	545	(3,571)

Effects of exchange rate changes on cash	(185)	(328)
Cash and cash equivalents at beginning of period	11,510	14,190
Cash and cash equivalents at end of period	$11,870	$10,291

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$144	$445

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

We prepared the financial statements as of June 30, 2023 and June 30, 2022 according to the rules and regulations of the Securities and Exchange Commission (“SEC”). These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date. We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

Significant Accounting Policies

These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2022 (filed with the SEC on March 30, 2023). There have been no changes to our significant accounting policies described in the Annual Report that have had a material impact on our unaudited condensed consolidated financial statements and related notes.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year. During the second quarter of 2023 and 2022, the impact of capitalization of incremental costs for obtaining contracts was immaterial. We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

When we license software separately, we recognize revenue upon the transfer of control of the software, which is generally upon shipment, provided that only inconsequential performance obligations remain on our part and substantive acceptance conditions, if any, have been met.

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

The following table represents our revenues by major categories:

	Three Months Ended			Six Months Ended
Net sales by type	June 30, 2023	Change	June 30, 2022	June 30, 2023	Change	June 30, 2022
(in thousands)
Equipment	$4,557	73.4%	$2,628	$8,608	64.5%	$5,234
Adapter	1,979	38.9%	1,425	4,246	39.3%	3,048
Software and Maintenance	862	20.4%	716	1,775	22.2%	1,452
Total	$7,398	55.1%	$4,769	$14,629	50.3%	$9,734

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

Recently Adopted Accounting Pronouncements

For the six months ended June 30, 2023, there were no recently issued accounting pronouncements that had, or are expected to have, a material impact to Data I/O Corporation’s consolidated financial statements. In the first quarter of 2023, ASU 326 became effective for the Company. The adoption of the ASU 326 CECL (Current Estimate of Credit Losses) did not have a material impact to Data I/O Corporation’s consolidated financial statements.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:

	June 30, 2023	December 31, 2022
(in thousands)
Raw material	$3,717	$3,850
Work-in-process	1,814	1,911
Finished goods	1,337	990
Inventories	$6,868	$6,751

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	June 30, 2023	December 31, 2022
(in thousands)
Leasehold improvements	$388	$404
Equipment	4,845	4,683
Sales demonstration equipment	924	1,066
	6,157	6,153
Less accumulated depreciation	5,168	5,081
Property and equipment, net	$989	$1,072

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	June 30, 2023	December 31, 2022
(in thousands)
Lease liability - short term	$808	$799
Product warranty	458	425
Sales return reserve	71	71
Other taxes	113	163
Other	92	138
Other accrued liabilities	$1,542	$1,596

The changes in our product warranty liability for the six months ending June 30, 2023 and year ending December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
(in thousands)
Liability, beginning balance	$425	$432
Net expenses	459	774
Warranty claims	(459)	(774)
Accrual revisions	33	(7)
Liability, ending balance	$458	$425

NOTE 5 – LEASES

Our leasing arrangements are primarily for facility leases we use to conduct our operations. The following table presents our future lease payments for long-term operating leases as of June 30, 2023:

Operating Lease Commitments
(in thousands)
2023 (remaining)	$445
2024	811
2025	590
2026	132
2027	47
Thereafter	-
Total	$2,025
Less imputed interest	(130)
Total operating lease liabilities	$1,895

Cash paid for operating lease liabilities for the three and six months ended June 30, 2023 were $219,254 and $442,909, respectively. There were no new operating leases during the six months ended June 30, 2023.

The following table presents supplemental balance sheet information related to leases as of:

	Balance at June 30, 2023	Balance at December 31, 2022
(in thousands)
Right-of-use assets (Long-term other assets)	$1,736	$2,129
Lease liability-short term (Other accrued liabilities)	808	799
Lease liability-long term (Operating lease liabilities)	1,087	1,500

At June 30, 2023, the weighted average remaining lease term is 2.5 years and the weighted average discount rate used is 5%.

The components of our lease expense for the three and six months ended June 30, 2023 include operating lease costs of $213,000 and $430,000, respectively, and short-term lease costs of $7,000 and $13,000, respectively. This compares to the three and six months ended June 30, 2022 with operating lease costs of $213,000 and $434,000 respectively, and short-term lease costs of $6,000 and $27,000, respectively.

The Redmond, Washington headquarters facility lease runs to January 31, 2026. The lease is for approximately 20,460 square feet. The lease for a facility located in Shanghai, China runs to October 31, 2024. This lease is for approximately 19,400 square feet. The lease for our facility located near Munich, Germany runs to August 2027. This lease is for approximately 4,895 square feet.

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements. Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction. Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days. At June 30, 2023, the purchase commitments and other obligations totaled $2.0 million of which all but $0.3 million are expected to be paid over the next twelve months.

NOTE 7 – CONTINGENCIES

As of June 30, 2023, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 8 – INCOME TAXES

Income tax benefit (expense) primarily relates to foreign and state taxes. The first quarter of 2022 included dividend withholding taxes of $445,000 on a dividend repatriation.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes. We have a valuation allowance of $9.6 million as of June 30, 2023. As of June 30, for both 2023 and 2022, our deferred tax assets and valuation allowance have been reduced by approximately $437,000 and $405,000, respectively, associated with the requirements of accounting for uncertain tax positions. Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(in thousands except per share data)
Numerator for basic and diluted
earnings (loss) per share:
Net income (loss)	$300	$(657)	$395	$(2,477)

Denominator for basic
earnings (loss) per share:
Weighted-average shares	8,904	8,709	8,861	8,665

Employee stock options and awards	171	-	191	-

Denominator for diluted
earnings (loss) per share:
Adjusted weighted-average shares &
assumed conversions of stock options	9,075	8,709	9,052	8,665

Basic and diluted
earnings (loss) per share:
Basic earnings (loss) per share	$0.03	$(0.08)	$0.04	$(0.29)
Diluted earnings (loss) per share	$0.03	$(0.08)	$0.04	$(0.29)

Options to purchase 12,500 and 12,500 shares, respectively, were outstanding as of June 30, 2023 and 2022, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method. For these awards, we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and six months ended June 30, 2023 and 2022, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
(in thousands)
Cost of goods sold	$30	$25	$48	$40
Research and development	81	69	129	133
Selling, general and administrative	269	286	452	498
Total share-based compensation	$380	$380	$629	$671

Equity awards granted during the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Restricted Stock Units	272,100	324,200	282,100	326,715
Performance Stock Units	25,000	-	25,000	-

Non-employee directors Restricted Stock Units (“RSUs”) typically vest over the earlier of one year or the next annual meeting of shareholders and Non-Qualified stock options vest over three years and have a six-year exercise period. Employee RSUs typically vest annually over three or four years and employee Non-Qualified stock options typically vest quarterly over four years and have a six-year exercise period. Performance Stock Units (“PSUs”) typically cliff vest at the end of the performance period and the performance metric is cumulative revenue growth over the three-year period ending December 31, 2025 with a cumulative revenue threshold, target, and maximum.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with award grants of unvested options, PSUs and RSUs at June 30, 2023 and 2022 are:

	June 30, 2023	June 30, 2022

Unamortized future equity compensation expense (in thousands)	$2,683	$2,631
Remaining weighted average amortization period (in years)	2.64	2.82

The weighted average number of shares outstanding used to compute earnings (loss) per share included the following:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Restricted Stock Units	169,990	92,525	195,204	140,049
Performance Stock Units	232	-	96	-
Stock Options	237	177	236	218

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding economic outlook, impact of COVID-19 including shutdown in Shanghai, China and related recovery; industry prospects and trends; expected business recovery; industry partnerships; future results of operations or financial position; future spending; expected expenses, breakeven revenue point; expected market decline, bottom or growth; market acceptance of our newly introduced or upgraded products or services; the sufficiency of our cash to fund future operations and capital requirements; development, introduction and shipment of new products or services; changing foreign operations; taxes, trade issues and tariffs; expected inventory levels; expectations for unsupported platform or product versions and related inventory and other charges; Russian invasion of Ukraine impacts; supply chain expectations; semiconductor chip shortages; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report. The Reader should not place undue reliance on these forward-looking statements. The discussions above and in the section in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in our Annual report on Form 10-K for the year ended December 31, 2022, describe some, but not all, of the factors that could cause these differences.

Overview

The second quarter of 2023 reflects strong revenues, gross margin, and profitability. It represented the fourth consecutive quarter of profitability and more normal operations. The prior year comparisons reflect impacts from COVID-19, Ukraine war and a host of other challenges that have positioned us where we are now in 2023.

COVID-19 Background and Update

During 2022, we continued to react to, and manage our business relative to, the COVID-19 pandemic. Early in the year as our business started to return to more normal in parts of the world, challenges arose that were difficult for our business. During parts of the first and second quarters of 2022, our Shanghai facility and operations were shut down for two and a half months as required by China pursuant to their zero-COVID policy. This shutdown impacted our supply chains, shipping times, travel, trade shows, and forced remote work. We were largely able to resume operations and begin recovery late in the second quarter and throughout the third quarter of 2022. Customers continued to restrict in-person sales and other visits. We continued to do business by converting these interactions to remote and virtual means as we have implemented new processes and technology. Our resilient supply chain model was able to support our customers by having alternate facilities that were open and responded to the critical impacts of the shutdown. Later in the fourth quarter of 2022, China’s zero-COVID policy was effectively cancelled. In December most of our employees in Shanghai China were out briefly with COVID-19 and we resumed normal operations early in 2023. We believe that our China demand was soft during the first and second quarter of 2023 due to both COVID-19 recovery in China and customers dealing with the implications of new emission standards effective mid-year.

Other Major Impacts

The war in Ukraine starting in early 2022, while having little direct impact on us from Russia or Ukraine, affected supply chains, shipping, European economic uncertainty and energy concerns. Inflation impacted everyone. We believe we were able to adequately address inflation with pricing adjustments such that our margins were mostly maintained. The strengthening of the dollar in 2022 created headwinds for revenues, as typically over 90% of our business is international. Interest rate hikes by central banks were a concern, especially for cyclical industries with resulting worries about capital spending and planning for recessionary impacts. Certain labor markets were tight during the year causing recruiting challenges. The impact of semiconductor chip shortages, that began mid-2021 and continued well into 2022, are not completely resolved yet in 2023. Many of the issues described in the overview have caused supply chain disruptions and lead time unreliability, which we have managed carefully by maintaining and increasing key inventory levels. We believe there is less risk exposure on these issues and we are now reducing inventory levels and expect to continue reducing inventory through 2023. Finally on a brighter note, the continued outlook by industry analysts for automotive electronics, which remains our primary market focus, remains strong based on the long-term forecast for a decade.

2023

During both the first and second quarter of 2023, our operations were much more normal. The strong dollar impacts started to reverse during the fourth quarter of 2022 and have provided tail winds for revenue sequentially through the second quarter of 2023, especially for the Euro. Macroeconomic news, while improving, continued to be fairly negative. On a more positive note, inflation, while still elevated, appears to be diminishing. Interest rates continue to be higher, but an anticipated recession has not occurred outside of Germany. COVID-19, semiconductor shortages, shipping & supply chain issues, and domestic labor tightness slowing recruiting, are improving situations and no longer top of mind. In-person trade shows are occurring and generating leads. Travel and face-to-face customer meetings are happening. We think our new capabilities of supplier resilience, inventory and production in multiple locations, leveraging remote and virtual services, are capabilities to retain and build upon. We continue to focus on managing our costs carefully and executing strategies for growth.

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

Our customer focus has been on global and strategic high-volume manufacturers in key market segments like automotive electronics, IoT, industrial controls and consumer electronics, as well as programming centers. Although the long-term prospects for our strategic growth markets should remain good, these markets and our business have been, and are likely to continue to be, adversely impacted by COVID-19 and other global political and economic factors.

On the product side, we continue to invest with a long-term focus towards expanding our markets and creating unique value for our customers. This is true for both our traditional core business as well as the emerging security deployment business. Our strong cash position and balance sheet, combined with our long-term view of the market, gives us the financial flexibility to make these investments.

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

When we license software separately, we recognize revenue upon the transfer of control of the software, which is generally upon shipment, provided that only inconsequential performance obligations remain on our part and substantive acceptance conditions, if any, have been met.

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

Allowance for Doubtful Accounts: We base the allowance for doubtful accounts receivable (Current Estimate of Credit Losses) on our assessment of the credit losses collectively expected for the future, as well as collectability of specific customer accounts and the aging of accounts receivable. If there is deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, or events forecast that collectively indicate some impairment is expected, our estimates of the recoverability of amounts due to us could be adversely affected.

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

Share-based Compensation: We account for share-based awards made to our employees and directors, including employee stock option awards, performance stock unit awards and restricted stock unit awards, using the estimated grant date fair value method of accounting. For options, we estimate the fair value using the Black-Scholes valuation model and an estimated forfeiture rate. Restricted stock unit awards and performance stock unit awards are valued based on the average of the high and low price on the date of the grant and an estimated forfeiture rate. For options, performance and restricted stock unit awards, expense is recognized as compensation expense on the straight-line basis. Employee Stock Purchase Plan (“ESPP”) shares were issued under provisions that do not require us to record any equity compensation expense.

RESULTS OF OPERATIONS:

NET SALES

	Three Months Ended			Six Months Ended
Net sales by product line	June 30, 2023	Change	June 30, 2022	June 30, 2023	Change	June 30, 2022
(in thousands)
Automated programming systems	$5,935	62.9%	$3,644	$11,862	57.7%	$7,520
Non-automated programming systems	1,463	30.0%	1,125	2,767	25.0%	2,214
Total programming systems	$7,398	55.1%	$4,769	$14,629	50.3%	$9,734

	Three Months Ended			Six Months Ended
Net sales by location	June 30, 2023	Change	June 30, 2022	June 30, 2023	Change	June 30, 2022
(in thousands)
United States	$1,010	95.7%	$516	$1,947	142.2%	$804
% of total	13.7%		10.8%	13.3%		8.3%

International	$6,388	50.2%	$4,253	$12,682	42.0%	$8,930
% of total	86.3%		89.2%	86.7%		91.7%

	Three Months Ended			Six Months Ended
Net sales by type	June 30, 2023	Change	June 30, 2022	June 30, 2023	Change	June 30, 2022
(in thousands)
Equipment sales	$4,557	73.4%	$2,628	$8,608	64.5%	$5,234
Adapter sales	1,979	38.9%	1,425	4,246	39.3%	3,048
Software and maintenance	862	20.4%	716	1,775	22.2%	1,452
Total	$7,398	55.1%	$4,769	$14,629	50.3%	$9,734

Net sales in the second quarter of 2023 were $7.4 million, up 55% as compared with $4.8 million in the second quarter of 2022. The dramatic comparison reflects the continued second quarter of 2022 Shanghai COVID-19 restrictions and lockdowns, and the war in Ukraine which impacted European business as well as supply chain, and revenue recognition for shipments that had been held up or delayed. Revenues also benefited from the impact of the weakening US Dollar for translation of foreign subsidiary amounts. Recurring and consumable revenues, which includes adapter sales, represented a more normal proportion at 41% of revenues in the second quarter of 2023, as compared with 45% of the second quarter of 2022. Year-to-date, total capital equipment sales were 59% of revenues, adapters were 29%, and software and services revenues were 12% of revenues, respectively, in the second quarter of 2023 compared with 54%, 31% and 15%, respectively, for the second quarter of 2022.

On a geographic basis, international sales represented approximately 86.3% of total net sales for the second quarter of 2023 compared with 89.2% in the prior year period.

Second quarter 2023 bookings were $7.6 million, as compared with $6.4 million in the prior year period. Year-to -date bookings were $13.3 million, as compared with $12.6 million in the prior year-to date period. We experienced softness in China demand in the first and second quarter of 2023, we believe, as they recovered from COVID-19 and in their preparation for new automotive emission standards. Longer term, we see potential for more demand in China driven by new production changes and especially the transition to electric vehicles (EV).

Backlog at June 30, 2023 was approximately $3.8 million, up from $3.2 million at March 31, 2023 and down from $5.8 million at June 30, 2022, which reflected the build up from the Shanghai shutdown. Data I/O had $1.6 million in deferred revenue at June 30, 2023, down from $2.0 million at March 31, 2023 due to a lease to purchase conversion with a large deferred credit recognition, and $1.5 million at June 30, 2022.

GROSS MARGIN

	Three Months Ended			Six Months Ended
	June 30, 2023	Change	June 30, 2022	June 30, 2023	Change	June 30, 2022
(in thousands)
Gross margin	$4,373	58.6%	$2,758	$8,675	71.4%	$5,061
Percentage of net sales	59.1%		57.8%	59.3%		52.0%

Gross margins as a percentage of sales were 59.1% in the second quarter of 2023 as compared to 57.8% in the same period of 2022 with margins improved by higher sales volume on relatively fixed costs; product mix including a recognition of previously deferred rental income as a purchasing credit; and our channel mix, offset in part by less favorable factory variances. For our channel mix, with direct sales from the Americas and parts of Europe stronger in the second quarter of 2023, and where we account for selling commissions in our operating expenses, we show a higher level of gross margin as a percentage of sales.

Year-to-date gross margins were similar for the three- and six-month periods of 2023, but the same periods in 2022 were impacted by the Shanghai COVID-19 shutdown, sales volume relative to fixed costs, currency effects and factory variances.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Six Months Ended
	June 30, 2023	Change	June 30, 2022	June 30, 2023	Change	June 30, 2022
(in thousands)
Research and development	$1,720	10.5%	$1,557	$3,345	5.4%	$3,173
Percentage of net sales	23.2%		32.6%	22.9%		32.6%

Research and development (“R&D”) expenses in the second quarter of 2023 were up compared to the same period in 2022, with additional outside services in support of our product lines, as well as incentive compensation where there was none in 2022 due to losses.

Year-to-date R&D expense changes were primarily due to the same factors as in the second quarter. We have maintained our investment in our product development and supporting our growth initiatives.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Six Months Ended
	June 30, 2023	Change	June 30, 2022	June 30, 2023	Change	June 30, 2022
(in thousands)
Selling, general &
administrative	$2,489	29.1%	$1,928	$4,997	25.7%	$3,976
Percentage of net sales	33.6%		40.4%	34.2%		40.8%

Selling, General and Administrative (“SG&A”) expenses in the second quarter of 2023 increased by approximately $561,000 from the prior year period primarily due to higher channel and sales commissions associated with higher revenue; recruiting fees; outside services; and additional information technology projects and support, as well as incentive compensation where there was none in 2022 due to losses.

Year-to-date SG&A expenses varied primarily due to the same factors as in the second quarter. Cost control measures have remained in place during the first two quarters of 2023 and are expected to continue in the third quarter of 2023.

INTEREST

	Three Months Ended			Six Months Ended
	June 30, 2023	Change	June 30, 2022	June 30, 2023	Change	June 30, 2022
(in thousands)
Interest income	$49	4800.0%	$1	$84	4100.0%	$2

Interest income was higher in the second quarter of 2023 and year-to-date compared to the same periods in 2022 due to higher average interest rates and higher invested balances.

INCOME TAXES

	Three Months Ended			Six Months Ended
	June 30, 2023	Change	June 30, 2022	June 30, 2023	Change	June 30, 2022
(in thousands)
Income tax benefit (expense)	$(109)	78.7%	$(61)	$(144)	(72.3)%	$(519)

Income tax benefit (expense) for the second quarter of both 2023 and 2022 primarily related to foreign and state taxes.

Year-to-date income tax benefit (expense) was primarily due to the same factors as in the second quarter, as well as during the first quarter of 2022, a China dividend withholding tax of $442,000 was paid in connection with a dividend repatriation to the US parent company.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes. We have a valuation allowance of $9.6 million as of June 30, 2023. As of June 30, for both 2023 and 2022, our deferred tax assets and valuation allowance have been reduced by approximately $437,000 and $405,000, respectively, associated with the requirements of accounting for uncertain tax positions. Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2023	Change	December 31, 2022
(in thousands)
Working capital	$18,001	$422	$17,579

At June 30, 2023, our principal sources of liquidity consisted of existing cash and cash equivalents. Cash at $11.9 million has increased $360,000 year-to-date, but was approximately the same as on March 31, 2023.

Net working capital at June 30, 2023 was $18.0 million, up $0.4 million compared to December 31, 2022, and approximately the same as on March 31, 2023. Receivables were reduced $267,000 compared to December 31, 2022. Collection of receivables was good during the second quarter of 2023 with DSO (Days Sales Outstanding, a collections metric) well below our target. Inventory increased by $150,000 compared to December 31, 2022. While inventory had been elevated in 2022 to address potential shortage risks, we no longer see the same exposure, so we are managing operations to reduce inventory levels going forward during 2023.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURES

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was $490,000 in the second quarter of 2023 compared to ($445,000) in the second quarter of 2022. Adjusted EBITDA, excluding equity compensation (a non-cash item), was $869,000 in the second quarter of 2023, compared to ($65,000) in the second quarter of 2022.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURE RECONCILIATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Net Income (loss)	$300	$(657)	$395	$(2,477)
Interest (income)	(49)	(1)	(84)	(2)
Taxes	109	61	144	519
Depreciation & amortization	130	152	288	293
EBITDA earnings (loss)	$490	$(445)	$743	$(1,667)
Equity compensation	380	380	629	671
Adjusted EBITDA, excluding equity compensation	$870	$(65)	$1,372	$(996)

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2023, we were not a party to any material pending legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

DATED: August 14, 2023

DATA I/O CORPORATION

(REGISTRANT)

By:	/s/Anthony Ambrose
Anthony Ambrose
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By:	/s/Joel S. Hatlen
Joel S. Hatlen
Vice President and Chief Operating and Financial Officer
Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

