Form 10-Q
period 2023-09-30
DATA I/O CORP
filed 2023-11-13
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Shares of Common Stock, no par value, outstanding as of October 30, 2023:  9,020,798

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	September 30, 2023	December 31, 2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,867	$11,510
Trade accounts receivable, net of allowance for doubtful accounts of $104 and $147, respectively	4,900	4,992
Inventories	6,392	6,751
Other current assets	600	645
TOTAL CURRENT ASSETS	23,759	23,898

Property, plant and equipment – net	955	1,072
Other assets	1,602	2,195
TOTAL ASSETS	$26,316	$27,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,101	$1,366
Accrued compensation	1,661	1,670
Deferred revenue	1,304	1,575
Other accrued liabilities	1,511	1,596
Income taxes payable	84	112
TOTAL CURRENT LIABILITIES	5,661	6,319

Operating lease liabilities	871	1,500
Long-term other payables	174	237

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares Issued and outstanding, 9,020,798 shares as of September 30, 2023 and 8,816,381 shares as of December 31, 2022	22,471	21,897
Accumulated earnings (deficit)	(2,789)	(3,131)
Accumulated other comprehensive income	(72)	343
TOTAL STOCKHOLDERS’ EQUITY	19,610	19,109
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,316	$27,165

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net sales	$6,561	$7,212	$21,190	$16,946
Cost of goods sold	3,041	3,101	8,995	7,774
Gross margin	3,520	4,111	12,195	9,172
Operating expenses:
Research and development	1,577	1,432	4,922	4,605
Selling, general and administrative	2,006	1,967	7,003	5,943
Total operating expenses	3,583	3,399	11,925	10,548
Operating income (loss)	(63)	712	270	(1,376)
Non-operating income (loss):
Interest income	41	9	125	11
Gain on sale of assets	-	-	-	57
Foreign currency transaction gain (loss)	(15)	307	107	378
Total non-operating income (loss)	26	316	232	446
Income (loss) before income taxes	(37)	1,028	502	(930)
Income tax (expense) benefit	(16)	(181)	(160)	(700)
Net income (loss)	($53)	$847	$342	($1,630)

Basic earnings (loss) per share	$(0.01)	$0.10	$0.04	$(0.19)
Diluted earnings (loss) per share	$(0.01)	$0.10	$0.04	$(0.19)
Weighted-average basic shares	9,020	8,816	8,914	8,715
Weighted-average diluted shares	9,020	8,859	9,065	8,715

See notes to consolidated financial statements

4

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income (loss)	$(53)	$847	$342	$(1,630)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(130)	(544)	(415)	(1,068)
Comprehensive income (loss)	$(183)	$303	$(73)	$(2,698)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(UNAUDITED)

				Accumulated
			Retained	and Other	Total
	Common Stock		Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity
Balance at December 31, 2021	8,621,007	$20,886	($2,011)	$978	$19,853
Stock awards issued, net of tax withholding	-	-	-	-	-
Issuance of stock through: ESPP	1,362	6	-	-	6
Share-based compensation	-	291	-	-	291
Net income (loss)	-	-	(1,820)	-	(1,820)
Other comprehensive income (loss)	-	-	-	(70)	(70)
Balance at March 31, 2022	8,622,369	$21,183	($3,831)	$908	$18,260
Stock awards issued, net of tax withholding	191,910	(177)	-	-	(177)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	380	-	-	380
Net income (loss)	-	-	(657)	-	(657)
Other comprehensive income (loss)	-	-	-	(454)	(454)
Balance at June 30, 2022	8,814,279	21,386	(4,488)	454	17,352
Stock awards issued, net of tax withholding	176	-	-	-	-
Issuance of stock through: ESPP	1,926	6	-	-	6
Share-based compensation	-	264	-	-	264
Net income (loss)	-	-	847	-	847
Other comprehensive income (loss)	-	-	-	(544)	(544)
Balance at September 30, 2022	8,816,381	21,656	(3,641)	(90)	17,925
Balance at December 31, 2022	8,816,381	$21,897	($3,131)	$343	$19,109
Stock awards issued, net of tax withholding	-	-	-	-	-
Issuance of stock through: ESPP	1,695	7	-	-	7
Share-based compensation	-	249	-	-	249
Net income (loss)	-	-	95	-	95
Other comprehensive income (loss)		-	-	65	65
Balance at March 31, 2023	8,818,076	$22,153	($3,036)	$408	$19,525
Stock awards issued, net of tax withholding	200,799	(368)	-	-	(368)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	380	-	-	380
Net income (loss)	-	-	300	-	300
Other comprehensive income (loss)		-	-	(350)	(350)
Balance at June 30, 2023	9,018,875	22,165	(2,736)	58	19,487
Stock awards issued, net of tax withholding	352	(1)	-	-	(1)
Issuance of stock through: ESPP	1,571	7	-	-	7
Share-based compensation	-	300	-	-	300
Net income (loss)	-	-	(53)	-	(53)
Other comprehensive income (loss)		-	-	(130)	(130)
Balance at September 30, 2023	9,020,798	22,471	(2,789)	(72)	19,610

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Nine Months Ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$342	$(1,630)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	468	441
Equipment transferred to cost of goods sold	139	317
Share-based compensation	929	934
Net change in:
Trade accounts receivable	25	(619)
Inventories	241	(1,031)
Other current assets	35	78
Accounts payable and accrued liabilities	(329)	(248)
Deferred revenue	(318)	438
Other long-term liabilities	(515)	(731)
Deposits and other long-term assets	444	511
Net cash provided by (used in) operating activities	1,461	(1,540)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(490)	(794)
Cash provided by (used in) investing activities	(490)	(794)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments for shares withheld to cover tax	(354)	(165)
Cash provided by (used in) financing activities	(354)	(165)
Increase (decrease) in cash and cash equivalents	617	(2,499)

Effects of exchange rate changes on cash	(260)	(650)
Cash and cash equivalents at beginning of period	11,510	14,190
Cash and cash equivalents at end of period	$11,867	$11,041

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$189	$516

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

We prepared the financial statements as of September 30, 2023 and September 30, 2022 according to the rules and regulations of the Securities and Exchange Commission ("SEC").  These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year.  During the third quarter of 2023 and 2022, the impact of capitalization of incremental costs for obtaining contracts was immaterial.  We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

The following table represents our revenues by major categories:

	Three Months Ended			Nine Months Ended
Net sales by type	September 30, 2023	Change	September 30, 2022	September 30, 2023	Change	September 30, 2022
(in thousands)
Equipment	$3,820	(5.4%)	$4,040	$12,428	34.0%	$9,274
Adapter	1,813	(22.2%)	2,330	6,059	12.7%	5,378
Software and Maintenance	928	10.2%	842	2,703	17.8%	2,294
Total	$6,561	(9.0%)	$7,212	$21,190	25.0%	$16,946

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

Recently Adopted Accounting Pronouncements

For the nine months ended September 30, 2023, there were no recently issued accounting pronouncements that had, or are expected to have, a material impact to Data I/O Corporation’s consolidated financial statements.  In the first quarter of 2023, ASU 326 became effective for the Company.  The adoption of the ASU 326 CECL (Current Estimate of Credit Losses) did not have a material impact to Data I/O Corporation’s consolidated financial statements.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:

	September 30, 2023	December 31, 2022
(in thousands)
Raw materials	$3,438	$3,850
Work-in-process	1,865	1,911
Finished goods	1,089	990
Inventories	$6,392	$6,751

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	September 30, 2023	December 31, 2022
(in thousands)
Leasehold improvements	$387	$404
Equipment	4,860	4,683
Sales demonstration equipment	1,006	1,066
	6,253	6,153
Less accumulated depreciation	5,298	5,081
Property and equipment, net	$955	$1,072

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	September 30, 2023	December 31, 2022
(in thousands)
Lease liability - short term	$815	$799
Product warranty	452	425
Sales return reserve	34	71
Other taxes	114	163
Other	96	138
Other accrued liabilities	$1,511	$1,596

The changes in our product warranty liability for the nine months ending September 30, 2023, and year ending December 31, 2022, are as follows:

	September 30, 2023	December 31, 2022
(in thousands)
Liability, beginning balance	$425	$432
Net expenses	676	774
Warranty claims	(676)	(774)
Accrual revisions	27	(7)
Liability, ending balance	$452	$425

NOTE 5 – LEASES

Our leasing arrangements are primarily for facility leases we use to conduct our operations. The following table presents our future lease payments for long-term operating leases as of September 30, 2023:

Operating Lease Commitments
(in thousands)
2023 (remaining)	$218
2024	806
2025	588
2026	130
2027	46
Thereafter	-
Total	$1,788
Less imputed interest	(103)
Net operating lease liabilities	$1,685

Cash paid for operating lease liabilities for the three and nine months ended September 30, 2023 was $221,000 and $664,000, respectively.  Cash paid for operating lease liabilities for the three and nine months ended September 30, 2022 was $138,000 and $555,000, respectively.

The following table presents supplemental balance sheet information related to leases:

	Balance at September 30, 2023	Balance at December 31, 2022
(in thousands)
Right-of-use assets (Long-term other assets)	$1,537	$2,129
Lease liability-short term (Other accrued liabilities)	815	799
Lease liability-long term (Operating lease liabilities)	871	1,500

At September 30, 2023, the weighted average remaining lease term is 2.27 years and the weighted average discount rate used is 5%.

The components of our lease expense for the three and nine months ended September 30, 2023 include operating lease costs of $206,000 and $636,000, respectively, and short-term lease costs of $8,000 and $21,000, respectively. This compares to the three and nine months ended September 30, 2022 with operating lease costs of $209,000 and $642,000 respectively, and short-term lease costs of $8,000 and $35,000, respectively.

The Redmond, Washington headquarters facility lease runs to January 31, 2026.  The lease is for approximately 20,460 square feet. The lease for a facility located in Shanghai, China runs to October 31, 2024.  This lease is for approximately 19,400 square feet. The lease for our facility located near Munich, Germany runs to August 2027.  This lease is for approximately 4,895 square feet.

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At September 30, 2023, the purchase commitments and other obligations totaled $1.8 million of which all but $256,000 are expected to be paid over the next twelve months.

NOTE 7 – CONTINGENCIES

As of September 30, 2023, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 8 – INCOME TAXES

Income tax benefit (expense) primarily relates to foreign and state taxes.  For the comparison period of 2022, the first quarter of 2022 included dividend withholding taxes of $442,000 on a dividend repatriation.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $8.8 million as of September 30, 2023.  As of September 30, for both 2023 and 2022, our deferred tax assets and valuation allowance have been reduced by approximately $435,000 and $405,000, respectively, associated with the requirements of accounting for uncertain tax positions.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
(in thousands except per share data)
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$(53)	$847	$342	$(1,630)

Denominator for basic earnings (loss) per share:
Weighted-average shares	9,020	8,816	8,914	8,715

Employee stock options and awards	-	43	151	-

Denominator for diluted earnings (loss) per share:
Adjusted weighted-average shares & assumed conversions of stock options	9,020	8,859	9,065	8,715

Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(0.01)	$0.10	$0.04	$(0.19)
Diluted earnings (loss) per share	$(0.01)	$0.10	$0.04	$(0.19)

Options to purchase 12,500 and 12,500 shares, respectively, were outstanding as of September 30, 2023 and 2022, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and nine months ended September 30, 2023 and 2022, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
(in thousands)
Cost of goods sold	$24	$18	$72	$58
Research and development	64	58	193	191
Selling, general and administrative	212	188	664	686
Total share-based compensation	$300	$264	$929	$935

Equity awards granted during the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Restricted Stock Units	75,000	1,000	357,100	327,715
Performance Stock Units	5,000	-	30,000	-

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

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with award grants of unvested options, PSUs and RSUs at September 30, 2023 and 2022 are:

	September 30, 2023	September 30, 2022

Unamortized future equity compensation expense (in thousands)	$2,731	$2,371
Remaining weighted average amortization period (in years)	2.60	2.64

The weighted average number of shares outstanding used to compute earnings (loss) per share included the following:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Restricted Stock Units	71,903	43,030	148,529	113,193
Performance Stock Units	679	-	599	-
Stock Options	220	170	231	204

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking. In particular, statements herein regarding economic outlook, impact of COVID-19 including recovery from the shutdown in Shanghai, China; industry prospects and trends; expected business recovery; industry partnerships; future results of operations or financial position; future spending; expected expenses, breakeven revenue point; expected market decline, bottom or growth; market acceptance of our newly introduced or upgraded products or services; the sufficiency of our cash to fund future operations and capital requirements; development, introduction and shipment of new products or services; changing foreign operations; taxes, trade issues and tariffs; expected inventory levels; expectations for unsupported platform or product versions and related inventory and other charges; Russian invasion of Ukraine impacts; supply chain expectations; semiconductor chip shortages and recovery; and any other guidance on future periods are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events. Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report. The Reader should not place undue reliance on these forward-looking statements. The discussions above and in the section in Item 1A., Risk Factors “Cautionary Factors That May Affect Future Results” in our Annual report on Form 10-K for the year ended December 31, 2022, describe some, but not all, of the factors that could cause these differences.

OVERVIEW

The third quarter of 2023 reflects softer demand in China, Germany and the United States. This resulted in a small loss for the quarter. The prior year comparisons reflect impacts from last year’s Shanghai reopening after the COVID-19 shutdown.

COVID-19 Background and Update

We have continued to react to, and manage our business relative to, the COVID-19 pandemic. During parts of the first and second quarters of 2022, our Shanghai facility and operations were shut down for two and a half months as required by China pursuant to their zero-COVID policy. Our resilient supply chain model and remote work were able to support our customers. We resumed normal Shanghai operations early in 2023. We believe that our China demand was soft during the first three quarters of 2023 due to both COVID-19 recovery in China and customers responding to the implications of new emission standards effective mid-year.

Other Major Impacts

The war in Ukraine starting in early 2022, while having little direct impact on us from Russia or Ukraine, affected supply chains, shipping, European economic uncertainty and energy concerns. Inflation impacted everyone. We believe we were able to adequately address inflation with pricing adjustments such that our margins were mostly maintained. The strengthening of the dollar in 2022 created headwinds for revenues, as typically over 90% of our business is international. Interest rate hikes by central banks were a concern, especially for cyclical industries with resulting worries about capital spending and planning for recessionary impacts. Certain labor markets were tight during the year causing recruiting challenges. The impact of semiconductor chip shortages, that began mid-2021 and continued well into 2022, are not completely resolved yet in 2023. Many of the issues described in the overview have caused supply chain disruptions and lead-time unreliability, which we have managed carefully by maintaining and increasing key inventory levels. We believe there is less risk exposure on these issues, and we are now reducing inventory levels and expect to continue reducing inventory through 2023. The economic challenges resulting from the war in Ukraine and inflation have likely caused Germany to enter into a recession in 2023. We believe that this and challenges related to the expected shift from Internal Combustion Engines (ICE) to Electric Vehicles (EV) have impacted short-term demand in Germany. In the United States, we believe uncertainty related to automotive labor strikes softened demand and pushed out expected end of the quarter orders. We have been experiencing stronger orders during October from our automotive electronics customers and the labor strikes having been resolved.

16

2023

The strong dollar impact that started to reverse during the fourth quarter of 2022, has provided tail winds for revenue in the first and second quarter of 2023, especially versus the Euro. During the third quarter of 2023 the US dollar strengthened again causing revenue head winds. Macroeconomic news, while improving, continued to be fairly negative. On a more positive note, inflation, while still elevated, appears to be diminishing. Interest rates continue to be higher, but an anticipated recession has not occurred outside of Germany. COVID-19, semiconductor shortages, shipping & supply chain issues, and domestic labor tightness slowing recruiting, are improving situations and no longer top of mind. Travel, trade shows, and face-to-face customer meetings are happening. We think our new capabilities of supplier resilience, inventory and production in multiple locations, leveraging remote and virtual services, are capabilities to retain and build upon. We continue to focus on managing our costs carefully and growth-oriented strategies.

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

Our customer focus has been on global and strategic high-volume manufacturers in key market segments like automotive electronics, IoT, industrial controls and consumer electronics, as well as programming centers. Although the long-term prospects for our strategic growth markets should remain good, these markets and our business have been, and are likely to continue to be, adversely impacted by COVID-19 and other global political and economic factors. In particular, the continued outlook by industry analysts for automotive electronics, which remains our primary market focus, remains strong based on the long-term forecast for a decade. The move to EV in particular is expected to be a strong demand driver as electronic content in each EV is estimated to be 2-3 times that of a standard ICE vehicle.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year. During 2023 and 2022 , the impact of capitalization of incremental costs for obtaining contracts was immaterial. We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

We transfer certain products out of service from their internal use and make them available for sale. The products transferred are typically our standard products in one of the following areas: service loaners, rental or test units; engineering test units; or sales demonstration equipment. Once transferred, the equipment is sold by our regular sales channels as used equipment inventory. These product units often involve refurbishing and an equipment warranty and are conducted as sales in our normal and ordinary course of business. The transfer amount is the product unit’s net book value, and the sale transaction is accounted for as revenue and cost of goods sold.

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

RESULTS OF OPERATIONS:

NET SALES

	Three Months Ended			Nine Months Ended
Net sales by product line	September 30, 2023	Change	September 30, 2022	September 30, 2023	Change	September 30, 2022
(in thousands)
Automated programming systems	$5,267	(2.7%)	$5,414	$17,129	32.4%	$12,934
Non-automated programming systems	1,294	(28.0%)	1,798	4,061	1.2%	4,012
Total programming systems	$6,561	(9.0%)	$7,212	$21,190	25.0%	$16,946

	Three Months Ended			Nine Months Ended
Net sales by location	September 30, 2023	Change	September 30, 2022	September 30, 2023	Change	September 30, 2022
(in thousands)
United States	$278	(59.4%)	$684	$2,225	49.5%	$1,488
% of total	4.2%		9.5%	10.5%		8.8%

International	$6,283	(3.8%)	$6,528	$18,965	22.7%	$15,458
% of total	95.8%		90.5%	89.5%		91.2%

	Three Months Ended			Nine Months Ended
Net sales by type	September 30, 2023	Change	September 30, 2022	September 30, 2023	Change	September 30, 2022
(in thousands)
Equipment sales	$3,820	(5.4%)	$4,040	$12,428	34.0%	$9,274
Adapter sales	1,813	(22.2%)	2,330	6,059	12.7%	5,378
Software and maintenance	928	10.2%	842	2,703	17.8%	2,294
Total	$6,561	(9.0%)	$7,212	$21,190	25.0%	$16,946

Net sales in the third quarter of 2023 were $6.6 million, down 9% as compared with $7.2 million in the third quarter of 2022. The decrease primarily represents that in 2022 the resumption of shipping and backlog following the Shanghai COVID shutdown. Net sales year-to-date for third quarter of 2023 were $21.2 million, up 25% as compared with $16.9 million for the same period of 2022. The increase primarily resulting from 2022 impacts of the Shanghai COVID shutdown, currency volatility of the US Dollar, semiconductor shortages and war in Ukraine. Recurring and consumable revenues, which include adapter sales, represented a more normal proportion at 42% of revenues in the third quarter of 2023, as compared with 44% in the third quarter of 2022.  Year-to-date, total capital equipment sales were 59% of revenues, adapters were 29% and software and services revenues were 12% of revenues, respectively, in the third quarter of 2023 compared with 56% and 32% and 12%, respectively, for the third quarter of 2022.

On a geographic basis, international sales represented approximately 95.8% of total net sales for the third quarter of 2023 compared with 91% in the third quarter of 2022.

Third quarter 2023 bookings were $5.3 million, as compared with $7.1 million in the prior year period.  Year-to-date bookings were $18.6 million, as compared with $19.6 million in the prior year-to-date period. We experienced softness in China demand in the first, second and third quarters of 2023, we believe, as they recovered from COVID-19 and related to new automotive emission standards. Long-term, we see potential for more demand in China driven by new production changes and especially the transition to EV.  Germany has entered a recession and is also seeing weak demand. We expect a return to longer-term growth in 2024. Our outlook assumes no further escalation or disruption of trade due to the Israel-Hamas war and associated disruptions.

Backlog at September 30, 2023 was approximately $2.5 million, down from $3.8 million at June 30, 2023 and $4.9 million at September 30, 2022, which reflected the post lockdown Shanghai shipments in 2022 and the soft demand during the third quarter of 2023 in China and Germany. Data I/O had $1.5 million in deferred revenue at September 30, 2023, down from $1.6 million at June 30, and $2.0 million at September 30, 2022.

GROSS MARGIN

	Three Months Ended			Nine Months Ended
	September 30, 2023	Change	September 30, 2022	September 30, 2023	Change	September 30, 2022
(in thousands)
Gross margin	$3,520	(14.4%)	$4,111	$12,195	33.0%	$9,172
Percentage of net sales	53.7%		57.0%	57.6%		54.1%

Gross margins as a percentage of sales were 53.7% in the third quarter of 2023 as compared to 57.0% in the same period of 2022 with margins impacted by lower sales volume on relatively fixed costs; product mix and our channel mix, offset in part by less favorable variances.

Year-to-date gross margins for 2023 compared to 2022 were primarily impacted in the first two quarters of 2022 by the Shanghai COVID-19 shutdown, sales volume relative to fixed costs, currency effects and variances.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Nine Months Ended
	September 30, 2023	Change	September 30, 2022	September 30, 2023	Change	September 30, 2022
(in thousands)
Research and development	$1,577	10.1%	$1,432	$4,922	6.9%	$4,605
Percentage of net sales	24.0%		19.9%	23.2%		27.2%

Research and development (“R&D”) expenses in the third quarter of 2023 increased compared to the same period in 2022, primarily with additional outside services in support of our product lines.

Year-to-date R&D expense increases were primarily due to the same factors as in the third quarter, as well as incentive compensation where there was none in 2022 due to losses.  We have maintained our investment in our product development and supporting our growth initiatives.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Nine Months Ended
	September 30, 2023	Change	September 30, 2022	September 30, 2023	Change	September 30, 2022
(in thousands)
Selling, general & administrative	$2,006	2.0%	$1,967	$7,003	17.8%	$5,943
Percentage of net sales	30.6%		27.3%	33.0%		35.1%

Selling, General and Administrative (“SG&A”) expenses in the third quarter of 2023 increased by approximately $39,000 from the prior year period primarily due to higher channel and sales commissions associated with channel mix, recruiting fees; outside services; and additional information technology projects and support, as well as incentive compensation where there was none in 2022 due to losses.

Year-to-date SG&A expenses increased by approximately $1.1 million from the prior year period primarily due to mix with more sales through commissionable channels, increased outside services, as well as incentive compensation where there was none in 2022 due to losses.  Cost control measures have remained in place during the first three quarters of 2023 and are expected to continue in the fourth quarter of 2023.

INTEREST

	Three Months Ended			Nine Months Ended
	September 30, 2023	Change	September 30, 2022	September 30, 2023	Change	September 30, 2022
(in thousands)
Interest income	$41	355.6%	$9	$125	1036.4%	$11

Interest income was higher in the third quarter 2023 and year-to-date compared to the same periods in 2022 due to higher average interest rates and higher invested balances.

INCOME TAXES

	Three Months Ended			Nine Months Ended
	September 30, 2023	Change	September 30, 2022	September 30, 2023	Change	September 30, 2022
(in thousands)
Income tax benefit (expense)	$(16)	(91.2%)	$(181)	$(160)	(77.1%)	$(700)

Income tax benefit (expense) for the third quarter of both 2023 and 2022, primarily related to foreign and some state taxes.

Year-to-date income tax benefit (expense) was primarily due to the same factors as in the third quarter of 2023, as well as during the first quarter of 2022, a China dividend withholding tax of $442,000 was paid in connection with a dividend repatriation to the US parent company.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $8.8 million as of September 30, 2023.  As of September 30, for both 2023 and 2022, our deferred tax assets and valuation allowance have been reduced by approximately $435,000 and $412,000, respectively, associated with the requirements of accounting for uncertain tax positions.  Given the uncertainty created by our loss history, as well as the volatile and uncertain current economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCEs

	September 30, 2023	Change	December 31, 2022
(in thousands)
Working capital	$18,098	$519	$17,579

At September 30, 2023, our principal sources of liquidity consisted of existing cash and cash equivalents.  Cash at $11.9 million has increased $357,000 year-to-date and was approximately the same as on June 30, 2023.

Net working capital at September 30, 2023 was $18.1 million, up $519,000 compared to December 31, 2022, and approximately the same as on June 30, 2023.  Receivables were reduced $92,000 compared to December 31, 2022.  DSO (Days Sales Outstanding, a collections metric) was up but still below our target. Inventory decreased by $359,000 compared to December 31, 2022. While inventory was elevated in 2022 to address potential shortage risks, we no longer see the same exposure, so we are continuing to manage operations to reduce inventory levels going forward during the fourth quarter of 2023.

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

As a result of our cyclical industry, significant product development, customer support and selling and marketing efforts, we have required substantial working capital to fund our operations.  We have tried to balance our level of development spending with the goal of profitable operations or managing lower business levels related to COVID-19.  We have implemented or have initiatives to implement geographic shifts in our operations, reduce exposure to the impact of currency volatility and tariffs, increase product development differentiation, and control costs.

We believe that we have sufficient cash or working capital available under our operating plan to fund our operations and capital requirements through the next one-year period, and beyond.  If this belief is incorrect, we may require additional cash at the U.S. headquarters, which could cause potential repatriation of cash that is held in our foreign subsidiaries.  We currently do not have plans and/or intentions to make further repatriations.  For any repatriation, there may be tax and other impediments to any repatriation actions.  As many repatriations typically have associated withholding taxes, those amounts withheld will be a current tax without generating a current or deferred tax benefit recognition.  Our working capital may be used to fund possible losses, business growth, project initiatives, share repurchases and business development initiatives, including acquisitions, which could reduce our liquidity and result in a requirement for additional cash before that time.  Any substantial inability to achieve our current business plan could have a material adverse impact on our financial position, liquidity, or results of operations and may require us to reduce expenditures and/or seek possible additional financing.

OFF-BALANCE SHEET ARRANGEMENTS

Except as noted in the accompanying consolidated financial statements in Note 5, “Leases” and Note 6, “Other Commitments”, we have no off-balance sheet arrangements.

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURES

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was approximately $0.1 million in the third quarter of 2023 compared to $1.2 million in the third quarter of 2022.  Adjusted EBITDA, excluding equity compensation (a non-cash item), was approximately $0.4 million in the third quarter of 2023, compared to $1.4 million in the third quarter of 2022.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURE RECONCILIATION

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Net Income (loss)	$(53)	$847	$342	$(1,630)
Interest (income)	(41)	(9)	(125)	(11)
Taxes	16	181	160	700
Depreciation & amortization	180	148	468	441
EBITDA earnings (loss)	$102	$1,167	$845	$(500)
Equity compensation	300	264	929	935
Adjusted EBITDA, excluding equity compensation	$402	$1,431	$1,774	$435

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2023, we were not a party to any material pending legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

No officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2023.

Item 6. Exhibits

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

DATED: November 13, 2023

DATA I/O CORPORATION (REGISTRANT)

By:	/s/Anthony Ambrose
Anthony Ambrose
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By:	/s/Gerald Y. Ng
Gerald Y. Ng
Vice President and Chief Financial Officer
Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

