Form 10-K
period 2023-12-31
DATA I/O CORP
filed 2024-03-27
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates on the registrant as of June 30, 2023: $35,598,991

Shares of Common Stock, no par value, outstanding as of March 18, 2024: 9,023,200

DOCUMENTS INCORPORATED BY REFERENCE

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

DATA I/O CORPORATION

FORM 10-K
For the Fiscal Year Ended December 31, 2023

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

Our mission is to bring the world’s electronic devices to life.  Programmable devices are used in products such as automobile electronics, smartphones, HDTV, smart meters, gaming systems and a broad category called Internet of Things (“IoT”).  IoT is a broad term that addresses the interconnectivity of devices and other electronic or smart products.  Our solutions, some of which include security deployment and process control capabilities, enable us to address the demanding requirements of the electronic device market, where applications security and IP protection are essential to our customer’s success.  Our largest customers are heavy users of programmable semiconductor devices and include original equipment manufacturers (“OEMs”) and tier 1 suppliers in automotive electronics, industrial electronics, consumer electronics and IoT markets as well as their programming center partners and electronic manufacturing service (“EMS”) contract manufacturers.

Data I/O was incorporated in the State of Washington in 1969 and its business was founded in 1972.  Our website address is www.dataio.com.

COVID-19

In 2023, most of the direct implications of COVID-19 had passed, and we were dealing with the follow-on impacts or indirect impacts from COVID-19 and the policies put in place to mitigate the disease.  We continued to manage inflation, supply chain impacts and shortages, and the post lock down economic transitions in China and elsewhere.

Other Major Impacts on 2023

In 2022, the war in Ukraine started, while having little direct impact on us from Russia or Ukraine, did affect our supply chains, European economic uncertainty and energy concerns.  Inflation impacted everyone. We believe we were able to adequately address inflation with pricing adjustments such that our margins were mostly maintained. The strengthening of the dollar in 2022 created headwinds for revenues, as typically over 90% of our business is international.  Interest rate hikes by central banks were a concern, especially for cyclical industries with resulting worries about capital spending and planning for recessionary impacts. Certain labor markets were tight during the year causing recruiting challenges. The impact of semiconductor chip shortages, that began mid-2021 and continued well into 2022, are not completely resolved yet in 2023.

For 2023, many of the issues described have caused supply chain disruptions and lead-time unreliability, which we have managed carefully by maintaining and increasing key inventory levels. We believe there is less risk exposure on these issues and we are now reducing inventory levels.  The economic challenges resulting from the war in Ukraine and inflation have likely caused Germany to enter into a recession in 2023.  We believe that this, and challenges related to the expected shift from Internal Combustion Engines (ICE) to Electric Vehicles (EV), have impacted short-term demand in Germany. In the United States, we believe uncertainty related to automotive labor strikes softened demand and pushed out expected end-of-the-quarter orders. We experienced stronger orders the second half of 2023 from our automotive electronics customers and the labor strikes have been resolved.

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

Traditionally, our programming market opportunity focused on the number of semiconductor devices to be programmed, but because of the rapid increase in the density of devices, and increasing demands for supply-chain security, the focus has shifted in many cases, from the number and type of devices, to the number and type of bits per device to be programmed or securely provisioned.  With expected growth in IoT applications, the business opportunity for this market differs depending on quality, security and automation.

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

Our programming solutions include a broad range of products, systems, modules and accessories, grouped into two general categories: automated programming systems and manual programming systems.  Our PSV family of automated programming systems delivers a broad range of programming capacity and capability to the marketplace.  Our PSV2800 Automated Programming System focuses on dedicated high-volume manufacturing in a lower cost platform.  Our PSV7000 Automated Programming System continues to be well adopted in the marketplace, in particular for automotive electronics customers and as a base for security deployment upgrades.  Our PSV5000 Automated Programming System combines mid-range capacity and flexibility with competitive pricing and also supports security deployment.  Our PSV3500 Automated Programming System is a lower cost platform for basic programming needs.  Our PSV family of handlers has won multiple industry awards for technical excellence and innovation and has a large global installed base.

Our automated systems have list selling prices ranging from $62,000 to $690,000 and our manual systems have list selling prices ranging from $12,000 to $48,000.  Our security deployment system, SentriX®, is offered as a software license added to existing programming systems or on a pay per part use basis along with related fees.

Data I/O programming technology is integrated with the PSV family to create highly-flexible systems that deliver outstanding performance with low total cost of ownership. The Lumen®X programming engine is our highest performance programming engine, designed to support eMMC and UFS programming of large NAND FLASH, as well as microcontrollers, serial FLASH and other devices.  Increasing memory densities and the need for faster data interfaces are resulting in an expected transition to the use of UFS devices.  LumenX is available on our PSV7000 and PSV5000 and as a standalone manual programmer.  FlashCORE™, and our universal job setup tool, Tasklink™ for Windows®, are available in each family of our automated programming systems and in FlashPAK™, our manual programming system.  The SentriX security system adds security capability to our data programming system.  SentriX allows customers of any size and demand-profile to securely add keys, certificates, and other security information to specialized regions of authentication integrated circuits ("ICs”), secure elements and secure microcontrollers.  We provide device support and service on all of our products.  Device support is a critical aspect of our business and consists of writing software algorithms for devices and developing socket adapters to hold and connect to the device for programming.

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

Sales Percentage of Total Sales Breakdown by Type
Sales Type	2023	2022	Drivers
Equipment Sales	58%	57%	Capacity, Process improvement, Technology
Adapter Sales	29%	30%	Capacity utilization, New customer products
Software and Maintenance Sales	13%	13%	Installed base, Added capabilities
Total	100%	100%

The table below presents our main products and the key features that benefit our customers:

Products	Key Features	Customer Benefits
PSV Systems: Off-line (Automated)

• Fast program and verify speeds

• Up to 112 programming sites

• Up to 3000 devices per hour throughput

•UFS Support

• Supports LumenX and FlashCORE III programmers

• Supports multiple media types

• Supports quality options – fiber laser marking, 2D inspection, 3D coplanarity

• ConneX Service Software enables connected factory integration and automation

• Managed and secure programming

• High throughput for high-density flash memory programming

• Flexible I/O options (tray, tape, tube), marking/labeling and vision for coplanarity inspection

• Scalable solutions for low to high-volume manufacturing

• Access to system data for connected factory machine learning and AI applications

SentriX Security Deployment System

• Unique ability to securely provision keys and certificates one device at a time

• Broad set of secure devices supported with wide range of silicon partners

• Software license model allows easy upgrades from deployed data programming systems

• Pay per use model

• Create secure IoT devices across a global network • Maintain IP control over their product’s lifecycle • Secure supply chain and flexible key management architecture
LumenX Programmer (Non-automated)

• Extensible architecture for fast program, verify and download speeds

• Supports UFS memory, microcontrollers, serial flash, secure elements and other device types

• Large file size support

• Secure job creation

• Eight sockets with tool-less changeover with single-socket adapters

• Managed and secure programming • Fast setup and job changeover • Highest yield and low total cost of programming • High performance
FlashPAK III programmer: (Non-automated)	• Scalability • Network control via Ethernet • Stand-alone operation or PC compatible •Parallel programming • Four sockets • Universal device support	• Validate designs before moving down the firmware supply chain • Unmatched ease of use in manual production systems

Customers/Markets

We sell our solutions to customers worldwide, many of whom are world-class manufacturers of electronic devices used in a broad range of industries, as described in the following table:

	OEMs		EMS	Programming Centers
	Automotive Electronics	IoT, Industrial, Consumer Electronics, including Wireless	Contract Manufacturers
Notable end customers	Borg Warner, Bosch, Alps Alpine, Visteon, Kostal, JVCKenwood, Harman, Hitachi, Denso Ten, Continental, Aptiv Panasonic, Magna, Marelli, Tesla, Desay, BYD	LG, TCL, Siemens, Danfoss, Philips, Schneider, Endress+Hauser, Insta, Sony, UTEC, Nokia	Pegatron, Flex, Jabil, Wistron, Sanmina SCI, Foxconn, Salcomp, Calcomp, Plexus	Arrow, Avnet, BTV, CPS, Semitron, NOA Leading
Business drivers	Infotainment, Advanced Driver Assist (ADAS), electrification, connectivity, and security	Higher functionality driven by increasing electronic content. Shift from analog to connected intelligent devices, security	Production contract wins	Value-added services, logistics, security
Programming equipment drivers	Growing electronic content, global support, resilient supply chains, new product rollouts, growing file sizes, quality control, traceability, and security	Growing electronic content and need for IP protection. Process improvement and simplification as well as new product rollouts, memory and new technology, security	New contracts from OEMs, programming solutions specified by OEMs	Capacity utilization of their installed base of equipment, small parts handling, security
Buying criteria	Quality, throughput, reliability, configuration control, traceability, global support, IP protection, security	Quality, reliability, configuration control, traceability, global support, IP protection, security	Lowest equipment procurement cost, throughput, global support	Flexibility, lowest lifecycle cost per programmed part, low changeover time; use of multiple vendors provides negotiating leverage, device support availability
Security Deployment	End-customer focus	End-customer focus	End-customer and partner focus	Partner focus of our SentriX deployments

Our solutions address the data programming and security deployment needs of programmable semiconductor devices.  Semiconductor devices are a large, growing market, in terms of units, bits programmed and need for security.  We believe that our sales are driven by many of the same forces that propel the semiconductor industry as well as the automotive electronics industry.  We sell to the manufacturers who are consumers of certain semiconductors.  When their business grows, they buy more semiconductors which, in turn, requires additional programming equipment to maintain production speeds or program new device technologies.

Our device programming solutions currently target two high volume, growing markets: automotive electronics and IoT systems, including industrial and consumer devices.

Growth drivers for automotive electronics

•	Consumers desire advanced car features requiring higher levels of sophistication, including autonomous cars, infotainment options (audio, radio, dashboard displays, navigation), ADAS, wireless connectivity and electrification
•	Proliferation of programmable microcontrollers to support the next-generation electronic car systems
•	Increasing use of high-density flash to provide memory for advanced applications
•	Increasing complexity to support autonomous vehicles
•	Increasing need for security solutions for a secure supply chain and lifecycle firmware integrity
•	Growing software size

Growth drivers for IoT, including industrial, consumer electronics and wireless

•	Securely controlling groups of connected devices through a secure supply chain and lifecycle firmware integrity management
•	Adding intelligence and processing into devices
•	Connecting previously unconnected devices to networks and the internet (such as smart home, including intelligent thermostats and lighting)
•	Emergence of new devices and applications (such as health and wellness wearable devices and applications)

Diversification of accounts receivable and net sales

During 2023, we sold products to approximately 200 customers throughout the world.

The following represented greater than 10% of net sales for the applicable year:

Percentage of Net Sales	2023	2022	2021

Number of customers	2	1	1

Approximate percentage of net sales	24%	23%	14%

Percentage of each	13%	23%	14%
Percentage of each	11%	n/a	n/a

The following represented greater than 10% of our consolidated accounts receivable for the applicable year:

Percentage of Consolidated Accounts Receivable	2023	2022	2021

Number of customers	3	3	3

Approximate percentage of consolidated accounts receivable balance	47%	39%	36%

Percentage of each	18%	15%	13%
Percentage of each	16%	13%	12%
Percentage of each	13%	11%	11%

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

U.S. Sales

We market our products throughout the U.S. using a variety of sales channels, including our own field sales management personnel, independent sales representatives and direct sales.  Our U.S. independent sales representatives obtain orders on an agency basis, with shipments made directly to the customer by us.  Net sales in the U.S. for 2023, 2022 and 2021 were (in millions) $2.8, $1.8 and $2.6, respectively.  Some of our customers’ orders delivered internationally are heavily influenced by U.S. sales-based efforts.

International Sales

International sales represented approximately 90%, 93% and 90% of net sales in 2023, 2022 and 2021, respectively.  We make foreign sales through our wholly-owned subsidiaries in Germany and China, as well as through independent distributors and sales representatives operating in 46 countries.  Our independent foreign distributors purchase our products for resale and we generally recognize the sale at the time of shipment to the distributor.  As with U.S. sales representatives, sales made by international sales representatives are on an agency basis, with sales made directly to the customer by us.

Net international sales for 2023, 2022 and 2021 were (in millions) $25.3, $22.4 and $23.2, respectively.  We determine international sales by the international geographic destination into which the products are sold and delivered and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers.  International sales do not include transfers between Data I/O and our foreign subsidiaries.  Export sales are subject to U.S. Department of Commerce regulations.  We have not, however, experienced difficulties to date as a result of these requirements.  Our products typically do not require export licenses.  We have not made sales to Iran or any Iranian governmental entities or any other blacklisted companies or countries.

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

Competition

The competition in the programming systems market is fragmented with several companies selling directly competitive solutions.  Our direct competition competes primarily based on price.  Typically, their equipment meets a “good enough” standard, but with reduced quality, traceability, upgradability, security and other software features.  Many of these competitors compete on a regional basis. Although competition in the security deployment market is developing, we expect competition in the market to increase as security deployment becomes more important.  There are alternative security deployment solutions such as software-based security, rather than the hardware-based security of our SentriX equipment.

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

While we are not aware of any published industry market information covering the programming systems or security deployment market, according to our internal analysis of competitors’ revenues, we believe we continue to be the largest supplier in the programming systems market.

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

In accordance with industry practices, generally all orders are subject to cancellation prior to shipment without penalty, except for contracts calling for custom configuration.  To date, such cancellations have not had a material effect on our sales volume.  To meet customers’ delivery requirements, we manufacture certain products based upon a combination of backlog and anticipated orders.  Most orders are scheduled for delivery within 1 to 90 days after receipt of the order.  Our backlog of pending orders was approximately (in millions) $2.8, $4.8 and $2.9 as of December 31, 2023, 2022 and 2021, respectively.  The size of backlog at any particular date is not necessarily a meaningful indicator of the trend of our business.

Research and Development

We believe that continued investment in research and development is critical to our future success.  We continue to develop new technologies and products and enhance existing products.  Future growth is, to a large extent, dependent upon the timely development and introduction of new products, as well as the development of technology and algorithms to support the latest programmable devices.  Where possible, we may pursue partnerships and other strategic relationships to add new products, capabilities and services, particularly in security deployment.  We are currently focusing our research and development efforts on strategic growth markets, including automotive electronics, IoT and security deployment. We are continuing to develop technology for security deployment to program new categories of semiconductors, including Secure Elements, TPMs, Authentication Chips, and Secure Microcontrollers. We plan to deliver new programming technology, automated handling systems, factory automation communications software, and enhancements for security deployment in the manufacturing environment.  We also continue to focus on increasing our capacity and responsiveness for new device support requests from customers and programmable integrated circuit manufacturers by revising and enhancing our internal processes and tools.  Our research and development efforts have resulted in the release of significant new products and product enhancements over the past several years.

During 2023, 2022 and 2021, we made expenditures for research and development of (in millions) $6.5, $6.1 and $6.6, respectively, representing 23%, 25% and 26% of net sales, respectively.  Research and development costs are generally expensed as incurred.

Patents, Copyrights, Trademarks and Licenses

We rely on a combination of patents, copyrights, trade secrets and trademarks to protect our IP, as well as product development and marketing skill to establish and protect our market position.  We continue to apply for and add new patents to our patent portfolio as we develop strategic new technologies. We believe patent protection enforcement may be increasingly important in our security provisioning business and we have approximately 25 U.S. and international awarded patents related to the SentriX platform and security provisioning architecture, processes, and methods.

We attempt to protect our rights in proprietary systems (architecture, implementations, software), including the SentriX Security Deployment System.  We attempt to protect our software, including Lumen®X software, FlashCORE software, TaskLink software, ConneX smart programming software and other software products, by retaining the title to and copyright of the software and documentation, by including appropriate contractual restrictions on use and disclosure in our licenses, and by requiring our employees to execute non-disclosure agreements.  Our software products are not typically sold or licensed separately from sales of programming systems.  However, when we license software separately, we recognize revenue upon the transfer of control of the software, which is generally upon shipment, provided that only inconsequential performance obligations remain on our part and substantive acceptance conditions, if any, have been met.

Because of the rapidly changing technology in the semiconductor, electronic equipment and software industries, portions of our products might infringe upon existing patents or copyrights, and we may be required to obtain licenses or discontinue the use of the infringing technology.  We believe that any exposure we may have regarding possible infringement claims is a reasonable business risk similar to that assumed by other companies in the electronic equipment and software industries.  However, any claim of infringement, with or without merit, could be costly and a diversion of management’s attention, and an adverse determination could adversely affect our reputation, potentially preclude us from offering certain products, and subject us to substantial liability.  As of December 31, 2023, we were not subject to any pending actions regarding infringement claims.

Employees - Human Capital

As of December 31, 2023, we had a total of 100 employees, of which 46 were located outside the U.S. and 9 of which were part time.  We also utilize independent contractors for specialty work, primarily in research and development, and utilize temporary workers to adjust capacity to fluctuating demand and for special projects.  Many of our employees are highly skilled, trained and experienced in specialized areas and our continued success will depend in part upon our ability to attract and retain employees who can be in great demand within the industry.  None of our employees are represented by a collective bargaining unit and we believe relations with our employees are favorable.  In foreign countries we have employment agreements or, in China, the Shanghai Foreign Services Co., Ltd. (“FSCO”) labor agreement. Because of the creation of specialized knowledge and skills in our business, there are extra short-term challenges to hiring and training replacements. Our hiring and retention strategies and efforts include emphasis on the advantages of working in a technology oriented, smaller, international, public company, and the culture of our organization. We utilize competitive pay practices, incentive compensation, equity awards, and benefits such as health care, life and disability insurance; paid time off; education and volunteer time. The tight labor markets that we experienced in 2022 returned to more normal in 2023.

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

As the largest and only publicly traded company in its sector, according to our internal analysis, Data I/O has led its industry in disclosing significant operational and financial information.  The Company's Board currently includes Data I/O's CEO and four Independent Directors.  It is diverse in gender, education, professional experience and differences in viewpoints and skills.  Through its continuous improvement practices and our operations’ focus on assembly and test with no fabrication, the company consumes relatively little energy, has minimal or no emissions or pollutants to air and wastewater, and complies with workplace labor, safety and business practices on three continents. Additionally, the Company started to purchase only sustainable (green) electric power  (in our China & U.S. facilities in 2023; German facility in prior years) and started to purchase offsets for its carbon emissions from natural gas use in the U.S. facility. For our vehicles, we have been replacing turned in cars with hybrid or electric vehicles.  None of these actions have had a material financial impact. Recent developments to climate regulations and guidelines have increased customer demands for climate disclosures on their timelines as opposed to regulations applicability to the Company.

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

Executive Officers of the Registrant

Set forth below is certain information concerning the executive officers of Data I/O as of March 18, 2024:

Name	Age	Position

Anthony Ambrose	62	President and Chief Executive Officer

Gerald Y. Ng	62	Vice President, Chief Financial Officer, Secretary and Treasurer

Rajeev Gulati	60	Chief Technology Officer, Vice President of Engineering

Michael Tidwell	55	Vice President of Marketing and Corporate Business Development

Anthony Ambrose joined Data I/O on October 25, 2012, and is our President and Chief Executive Officer (“CEO”), and a member of the Board of Directors.  Prior to Data I/O, Mr. Ambrose was Owner and Principal of Cedar Mill Partners, LLC, a strategy consulting firm since 2011.  From 2007 to 2011, he was Vice President and General Manager at RadiSys Corporation, a leading provider of embedded wireless infrastructure solutions, where he led all product divisions and worldwide engineering.  Until 2007, he was general manager and held several other progressively responsible positions at Intel Corporation, where he led development and marketing of standards-based telecommunications platforms, and grew the industry standard server business to over $1B in revenues.  He is Chair of the EvergreenHealth Foundation Board of Trustees.  He previously served as a board member of SideChannel, Inc. (OTCQB: SDCH) until February 2024 having been retained after their 2022 merger with Cipherloc Corporation (OTCQB: CLOK) where he joined the board in 2019 and had also been lead independent director since 2019. Mr. Ambrose has a Bachelor of Science in Engineering from Princeton University.  He has completed the Stanford Graduate School of Business Director Symposium and earned the Carnegie Mellon University Certificate in Cybersecurity Oversight.

Gerald Y. Ng joined Data I/O in July 2023 as Data I/O's Vice President of Finance and, effective August 16, 2023, became Data I/O's Vice President and Chief Financial Officer. Gerry brings a wealth of experience in finance and treasury functions, business development, financial planning & forecasting, monthly reporting and business compliance. He was previously CFO for Kymeta Corporation, a broadband satellite and cellular networks communication company, and prior to that, held CFO titles at FUJIFILM SonoSite, Inc. and Fluke Networks.  Gerry holds a Masters of Business Administration from Northwestern University – Kellogg School of Management and a Bachelor of Arts Finance and Accounting from the University of Washington.

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

Michael Tidwell joined Data I/O in May 2019 and is our Vice President of Marketing and Corporate Business Development.  Prior to Data I/O, he was Vice President of Marketing & Business Development at Tignis, an AI and machine learning startup. From 2012 to 2018 Michael was head of Marketing and Business Development at Sansa Security, a leading software security IP provider that was sold to ARM Holdings. Prior to Sansa, Michael was Vice President of Business and Market Development at BSQUARE Corporation. Michael has a Master of Science in Electrical Engineering from the University of Washington and a Bachelor of Electrical Engineering (Summa Cum Laude) from Georgia Institute of Technology.

Item 1A.  Risk Factors

Cautionary Factors That May Affect Future Results

Our disclosure and analysis in this Annual Report contains some forward-looking statements.  Forward-looking statements include our current expectations or forecasts of future events.  The reader can identify these statements by the fact that they do not relate strictly to historical or current facts.  In particular, these include statements relating to future action, supply chain expectations, semiconductor chip availability, Russia-Ukraine war impacts, prospective products, expected market growth, new technologies and trends, industry partnerships, foreign operations, economic expectations, future performance or results of current and anticipated products, sales efforts, expenses, outcome of contingencies, impact of regulatory requirements, tariffs and financial results.

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

Additionally, ongoing trade tensions between the United States and China are impacting our ability to seamlessly design, build, market and sell our products. These tensions may increase suddenly at any time due to government policies or actions. Some customers have moved production away from China, further from our facilities and engineers. We endeavor to have multi-sourced manufacturing, but this is not currently practical for all products in all locations.

War based restrictions, embargos, and supply chain disruptions have and are occurring as a result of the Russian invasion of Ukraine, which could have economic and other indirect impacts to our business.  We do not have any operations in Russia or Ukraine, nor do we rely on any software or hardware components sourced from these two countries. The Israel - Hamas war could have similar issues, although we have not experienced any material impacts.

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

In the security deployment area, we have introduced a pay per use business model and service fees that may not be accepted by our customers who are accustomed to paying for capital equipment upfront, rather than paying per use charges.

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

•

reduction in semiconductor process geometries for certain 3 Dimensional (3D), Multi Level Cell (MLC) and Triple Level Cell (TLC) NAND and eMMC FLASH memories impact the product data retention through Surface Mount Technology (SMT) reflow or X-ray inspection. Improper SMT process control can negatively impact the end customer’s ability to successfully program devices. This can cause them to change their programing methods away from pre-programming to post placement programming techniques, including ISP, ICT. Data I/O has, and continues to work with several semiconductor manufacturers to develop best practices to minimize the impact of reflow and potential concerns about X-ray induced data loss so that preprogramming remains a supported alternative;

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

Failure to adapt to increasing automotive electronics customer requirements and a rapidly changing global automotive electronics ecosystem may impact our competitiveness and result in a decline in sales or increased costs.

Concentration in automotive electronics and our orders related to automotive electronics customers has been dominant in recent years at 63% in 2023, 61% in 2022 and 58% in 2021.  As we have been concentrated on automotive electronics customers, any decrease in demand from these customers may materially impact our results, as it will take some time to transition our product line to other markets.  Quality standards and business requirements by our automotive electronics customers, driven in turn by their automotive manufacturer customers, may demand processes and certifications at a higher level than we currently are structured to provide.  For example, although we currently meet the ISO 9001:2015 standard, new quality standards, and environmental standards may be demanded by our customers with even more rigorous requirements.  In addition, contractual provisions may expose us to greater potential liability and costs and we may be required to provide higher service levels than we currently provide.  If we cannot adapt to these industry requirements or manage these contractual provisions, our business may be adversely affected.

We are also seeing a shift in the global automotive industry towards new entrants touting new methods, especially for all electric vehicles. These new entrants may not develop solutions through the traditional value chain. If Data I/O is not able to market and sell effectively to these new entrants, we risk losing market share in our largest market.

Delays in development, introduction and shipment of new products or services may result in a decline in sales or increased costs.

We develop new engineering and automated programming systems and services.  Significant technological, supplier, manufacturing or other problems may delay the development, introduction or production of these products or services.

For example, we may encounter these problems:

•	technical problems in the development of a new programming and/or security deployment systems or the robotics for new automated handing systems;

•	inability to hire qualified personnel or turnover in existing personnel or inability to engage or retain key technology partners;

•	delays or failures to perform by us or third parties, including some smaller early stage or recently acquired companies, involved in our development projects;

•	dependence on large semiconductor companies for cooperation and support to securely provision their devices. These companies must enable us with specific technical information and support Data I/O as a qualified solution to their customers and channel partners;

•	delays or failure to develop and utilize Artificial Intelligence (“AI”) for our offerings or services, potentially falling behind competitors exploiting the use of AI;

•	development of new products or services that are not accepted by the market; and/or

•	delays in supply chain for parts needed for new products.

These problems may result in a delay or decline in sales or increased costs.

We may pursue business acquisitions that could impair our financial position and profitability.

We may pursue acquisitions of complementary technologies, product lines or businesses.  Acquisitions may include risks, such as:

•	burdening management and our operating teams during the integration of the acquisition;

•	diverting management’s attention from other business concerns;

•	failing to successfully integrate, scale or monetize the acquired products or technologies;

•	lack of acceptance of the acquired products by our sales channels or customers;

•	entering markets where we have no or limited prior experience;

•	potential loss of key employees of the acquired company; and/or

•	additional burden of support for an acquired programmer architecture.

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

Because we rely on a small number of suppliers for certain parts, we are subject to possible price increases by these suppliers.  As experienced in 2022, we have seen more part shortages and larger price increases than in recent years. While this has returned to a stable situation in 2023, our volumes typically are not high enough to maintain multiple suppliers. Also, we may be unable to accurately forecast our production schedule.  If we underestimate our production schedule, suppliers may be unable to meet our demand for components.  This delay in the supply of key components may have a materially adverse effect on our business.  For suppliers who discontinue parts, we may be required to make lifetime purchases covering future requirements.   Over estimation of demand or excessive minimum order quantities may lead to excess inventories that may become obsolete.  Part shortages, especially semiconductor parts as experienced in 2021 and 2022, impact availability, lead times, and pricing that may be disruptive to our production plans, lead times, margins and may result in lost sales.

Some of our sockets, parts, subassemblies and boards are currently manufactured to our specifications by third-party foreign contract manufacturers and we are sourcing certain parts or options from foreign manufacturers, particularly in China.  For example, due to geopolitical considerations, we may not be able to obtain a sufficient quantity of these products if and when needed or the quality of these parts or options may not meet our standards, which may result in lost sales.

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

The coronavirus derivatives or similar items may affect economic and market conditions as surges and spreads. Global impacts of the Russian invasion of Ukraine continue to evolve with sanctions and trade issues.  Our business is highly impacted by capital spending plans and other economic cycles that affect the users and manufacturers of integrated circuits.  The industries are highly cyclical and are characterized by rapid technological change, short product life cycles and fluctuations in manufacturing capacity and pricing and gross margin pressures.  As we experienced in this and recent prior years, our operations may in the future reflect substantial fluctuations from period-to-period as a consequence of these industry patterns, general economic conditions affecting the timing of orders from major customers, and other factors affecting capital spending.  In a difficult economic climate, it may take us longer to receive payments from our customers and some of our customers’ business may fail, resulting in non-payment.  Our market growth forecasts and related business decisions may be wrong.  These factors could have a material adverse effect on our business and financial condition.

Our international operations may expose us to additional risks that may adversely affect our business.

International sales represented approximately 90%, 93% and 90% of net sales in 2023, 2022 and 2021, respectively.  We expect that international sales will continue to be a significant portion of our net revenue.  International sales may fluctuate due to various factors, including:

•	the impact of COVID-19, the coronavirus and variants of it, or other viruses;

•	fluctuations in foreign currency exchange rates because 90% of our sales are to international markets, volatile exchange rates may also impact our competitiveness and margins, especially where we have subsidiary operations;

•	economic uncertainty related to the European energy cost increases;

•	China economic challenges, as this is a major market for our products and a significant production location;

•	migration of manufacturing to low cost geographies;

•	unexpected changes in regulatory requirements;

•	tariffs and taxes;

•	bi-lateral and multi-lateral trade agreements;

•	difficulties in staffing and managing foreign operations;

•	longer average payment cycles and difficulty in collecting accounts receivable;

•	compliance with applicable export licensing requirements and the Foreign Corrupt Practices Act;

•	product safety and other certification requirements;

•	difficulties in integrating foreign and outsourced operations;

•	war, civil unrest, political and economic instability, including the Russian invasion of Ukraine and the Israel – Hamas war;

•	ability to protect our intellectual property in multiple patent jurisdictions; and/or

•	ability to move cash freely from subsidiaries.

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

Due to any of the foregoing factors, it is possible that in some future quarters, our operating results will be below the expectations of analysts and investors.

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

CYBERSECURITY RISKS

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

Cybersecurity attacks may increase as a result of the Russian invasion of Ukraine, and/or deterioration of the geopolitical environment.  Cybersecurity breaches or terrorism could result in the exposure or theft of private or confidential information as well as interrupt our business, including denying customer access to our website and information systems.  We transmit, and in some cases store, end-user data, including personal information.  In jurisdictions around the world, personal information is becoming increasingly subject to legislation and regulations intended to protect consumers’ privacy and security.  The interpretation of privacy and data protection laws and regulations regarding the collection, storage, transmission, use and disclosure of such information in some jurisdictions is unclear and evolving.  These laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices.  Complying with these varying international requirements could cause us to incur additional costs and change our business practices.  Because our services are accessible in many foreign jurisdictions, some of these jurisdictions may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure.  We could be forced to incur significant expenses if we were required to modify our products, our services or our existing security and privacy procedures in order to comply with new or expanded regulations.

REGULATORY REQUIREMENTS

Failure to comply with increasing regulatory requirements may adversely affect our stock price and business.

As a public company, we are subject to numerous governmental and stock exchange requirements, with which we believe we are in compliance.  Our failure to meet regulatory requirements and exchange listing standards may result in actions such as: the delisting of our stock, impacting our stock’s liquidity; SEC enforcement actions; and securities claims and litigation. Unfortunately, increased regulations pushed onto public companies may have a disproportionate impact to smaller public companies.

The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission (SEC) have requirements that we may fail to meet or we may fall out of compliance with, such as the internal controls auditor attestation required under Section 404 of the Sarbanes-Oxley Act of 2002, with which we are not currently required to comply as we are a smaller reporting company.  We assume that we will continue to have the status of a smaller reporting company based on the aggregate market value of the voting and non-voting shares held as of June 30, 2023.  If we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.  Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

While we have policies and procedures in place designed to prevent corruption and bribery, because our business is significantly international, violations of the Foreign Corrupt Practices Act (FCPA) could have a significant adverse effect on our business due to the disruption and distraction of an investigation, financial penalties and criminal penalties.

Government regulations regarding the use of “conflict” minerals and potential climate and ESG requirements could adversely affect our prospects and results of operations.

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

Climate focused regulations and related disclosures are a similar evolving regulatory area and we may be required to invest in systems, processes and personnel to address new requirements in the ESG area.  These will require significant costs, work and reputational risk for failing to meet requirements, with miniscule impact to the global environment.

Item 1B.  Unresolved Staff Comments

None.

Item 1C. Cybersecurity

CYBERSECURITY GOVERNANCE

The Company’s Board of Directors, as a whole, has oversight responsibility for our strategic and operational risks.  The Audit Committee of the Board of Directors is responsible for board-level oversight of cybersecurity risk, however the full Board is typically present for Information Technology (IT) and Cybersecurity briefings.  As part of it’s oversight role, the Audit Committee receives reporting about the Company’s cybersecurity program, activities, threats and incidents (if any) through periodic updates.  The cybersecurity program is managed by our outsourced IT infrastructure team with oversight and coordination by our CFO, who reports directly to our CEO.  Utilization of an outsourced IT infrastructure team allows Data I/O to access the necessary breadth and depth of leading cybersecurity programs, staff, expertise, and tools.  The IT infrastructure team monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their management of the cybersecurity function, including the operation of the Company’s incident response plans, which include appropriate escalation to the CFO, CEO and the Audit Committee.

CYBERSECURITY RISK MANAGEMENT AND STRATEGY

The Company has processes in place to identify, assess, and monitor material risks from cybersecurity threats, which are part of the Company’s overall cybersecurity risk management and have been embedded in the information systems operating procedures and internal controls.  Our IT function manages IT operations and continually evolves and enhances our systems to meet the constantly changing digital environment.  Periodic cybersecurity risk assessments are performed to identify, assess, and prioritize potential risks to information, data assets, infrastructure and third party vendors.  Additionally, a third-party review and testing of the financial controls over IT as part of our Sarbanes-Oxley internal controls testing is performed annually.  The Company addresses significant risks through corrective or mitigating actions as necessary.

The Company has also established cybersecurity and information security awareness training programs. Employees with access to the Company’s network receive annual training on topics such as phishing, malware, and other cybersecurity risks.  Training is administered and tracked through online learning modules with ongoing follow-up testing.  All employees and contractors enter into non-disclosure confidentiality agreements.  We work to continually evolve our systems to meet the constantly changing digital environment and continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain.

There have been no risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. The nature of potential cybersecurity risks and threats are uncertain, and any future incidents, outages or breaches could have a material adverse effect on the Company’s business, financial conditions or results of operations. For more information about the cybersecurity risks we face, refer to the Risk Factors in section “Cybersecurity Risks” in Part I, Item 1A, "Risk Factors".

Item 2.  Properties

The company has three facilities with our headquarters and primary engineering and operational functions located in Redmond, Washington.  Our two subsidiary facilities in Munich, Germany and Shanghai, China provide extended worldwide sales, service, engineering and operations services.  The total annual gross or base lease payments during 2023 and 2022 were approximately $823,000 and $713,000, respectively.  The lease payment increase in 2023 was due primarily to lease abatement incentives for lease renewals in 2022 and standard rate increase in 2023.

The Redmond, Washington headquarters facility lease runs to January 31, 2026 at approximately 20,460 square feet.  The lease for the facility located in Shanghai, China runs to October 31, 2024 at approximately 19,400 square feet.  The lease for the facility located near Munich, Germany runs to August 2027 at approximately 4,895 square feet.

Item 3.  Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of December 31, 2023, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed on the NASDAQ Capital Market (NASDAQ symbol is DAIO).  The closing price was $2.94 on December 29, 2023.

The approximate number of shareholders of record as of March 18, 2024 was 369.

Except for special cash dividend of $4.15 per share paid on March 8, 1989, we have not paid cash dividends on our Common Stock and do not anticipate paying regular cash dividends in the foreseeable future.

No sales of unregistered securities were made by us during the periods ended December 31, 2023, 2022 or 2021.

See Item 12 for the Equity Compensation Plan Information.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Annual Report on Form 10-K are forward-looking.  In particular, statements herein regarding economic outlook, impact of COVID-19 including recovery from the shutdown in Shanghai, China; industry prospects and trends; expected business recovery; industry partnerships; future results of operations or financial position; future spending; expected expenses, breakeven revenue point; expected market decline, bottom or growth; market acceptance of our newly introduced or upgraded products or services; the sufficiency of our cash to fund future operations and capital requirements; development, introduction and shipment of new products or services; changing foreign operations; taxes, trade issues and tariffs; expected inventory levels; expectations for unsupported platform or product versions and related inventory and other charges; Russian invasion of Ukraine impacts; Israel – Hamas war impacts; supply chain expectations; semiconductor chip shortages and recovery; and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of these forward-looking statements after the date of this Annual Report.  The Reader should not place undue reliance on these forward-looking statements.  The following discussions and the section entitled “Risk Factors - Cautionary Factors That May Affect Future Results” describes some, but not all, of the factors that could cause these differences.

OVERVIEW

In 2023, most of the direct implications of COVID-19 had passed, and we were dealing with the follow-on impacts or indirect impacts from COVID-19 and the policies put in place to mitigate the disease.  We continued to manage inflation, supply chain impacts and shortages, and the post lock down economic transitions in China and elsewhere.

The strong dollar impact that started to reverse during the fourth quarter of 2022, provided tail winds for revenue in the first and second quarter of 2023, especially versus the Euro. During the second half of 2023, the U.S. dollar strengthened again causing revenue head winds. However, we managed to achieve profitability for the year. Macroeconomic news, while improving, continued to be fairly negative. On a more positive note, inflation, while still elevated, is diminishing.  Interest rates continue to be higher, but an anticipated recession has not occurred outside of Germany with a current soft landing outlook causing expectations for avoiding a U.S. recession.  COVID-19, semiconductor shortages, shipping & supply chain issues, and domestic labor tightness are improving situations. Travel, trade shows, and face-to-face customer meetings are happening.  We believe our new supplier resilience, inventory holdings and production in multiple locations, and ability to leverage remote and virtual services, are capabilities to retain and build upon.  We continue to focus on managing our costs carefully and growth-oriented strategies.

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

Our customer focus has been on global and strategic high-volume manufacturers in key market segments like automotive electronics, IoT, industrial controls and consumer electronics, as well as programming centers. Although the long-term prospects for our strategic growth markets should remain good, these markets and our business have been, and are likely to continue to be, adversely impacted by global political and economic factors.  In particular, the continued outlook by industry analysts for automotive electronics, which remains our primary market focus, remains strong based on the long-term forecast for a decade.

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

CRITICAL ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to revenue recognition, sales returns, credit losses, inventories, income taxes, warranty obligations, restructuring charges, contingencies such as litigation and contract terms that have multiple elements and other complexities typical in the capital equipment industry.  We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

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

We enter into arrangements with multiple performance obligations that arise during the sale of a system that could include hardware, software, installation, service and support, and extended maintenance components.  We allocate the transaction price of each element based on the relative selling prices.   Relative selling price is based on the selling price of the standalone system.  For the installation and service and support performance obligations, we use the value of the discount given to distributors who perform these components.  For software maintenance performance obligations, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is recognized on the system based on shipping terms, software based on delivery, installation and services based on completion of work and software maintenance and extended warranty support ratably over the term of the agreement, typically one year.

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

Allowance for Credit Losses:  We base the allowance for credit losses on our assessment of the losses collectively expected for the future, as well as collectability of specific customer accounts and the aging of accounts receivable.  If there is deterioration of a major customer’s credit worthiness or actual defaults are higher than historical experience, or events forecast that collectively indicate some impairment is expected, our estimates of the recoverability of amounts due to us could be adversely affected.

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

Results of Operations:

Net Sales

Net sales by product line	2023	Change	2022
(in thousands)
Automated programming systems	$22,806	20.5%	$18,926
Non-automated programming systems	5,258	(0.6%)	5,291
Total programming systems	$28,064	15.9%	$24,217

Net sales by location	2023	Change	2022
(in thousands)
United States	$2,799	57.8%	$1,774
% of total	10.0%		7.3%
International	$25,265	12.6%	$22,443
% of total	90.0%		92.7%

Net sales by type	2023	Change	2022
(in thousands)
Equipment Sales	$16,343	18.4%	$13,803
Adapter Sales	8,154	11.2%	7,336
Software and Maintenance Sales	3,567	15.9%	3,078
Total	$28,064	15.9%	$24,217

Net sales for the year ended December 31, 2023 increased approximately 16%, to $28.1 million, compared to 2022, primarily as a result of COVID-19 China shutdown in the first half of 2022, economic uncertainty resulting from the war in Ukraine, semiconductor shortages and a stronger dollar, offset in part during the second half of the 2022 and continuing in 2023 by fulfilling the backlog built up during the shutdown, improved semiconductor supply, and higher demand in automotive electronics and industrial/IoT.

Order bookings were $25.8 million in 2023, down approximately 2% compared to $26.4 million in 2022.  Automotive Electronics were 63% of total bookings, up 2% from 61% in 2022. Backlog at December 31, 2023 and 2022 was $2.8 million and $4.8 million, respectively.  Deferred revenue was $1.6 million at December 31, 2023 compared to $1.8 million at December 31, 2022.

Gross Margin

	2023	Change	2022
(in thousands)
Gross margin	$16,186	22.5%	$13,210
Percentage of net sales	57.7%		54.5%

Gross margin as a percentage of sales for the year ended December 31, 2023 was 57.7%, compared to 54.5% in 2022.  The increase in gross margin percentage was due to the impact of sale volume relative to fixed costs; product mix, channel mix, and lower inventory levels (which contributed to lower freight, tariffs, and obsolescence costs.)

Research and Development

	2023	Change	2022
(in thousands)
Research and development	$6,524	7.2%	$6,083
Percentage of net sales	23.2%		25.1%

Research and development (“R&D”) expense increased $441,000 for the year ended December 31, 2023 compared to 2022.  The increase was primarily related contracted services and incentive compensation.

We believe it is essential to invest in R&D to significantly enhance our existing products and to create new products as markets develop and technologies change.  During 2023, we continued strategically investing in supporting SentriX, ConneX and our LumenX programmer capabilities.  In addition to product development, a significant part of R&D spending is on creating software and support for new devices introduced by the semiconductor companies.  We are currently focusing our research development efforts on strategic growth markets, including automotive electronics and IoT.  We are developing technology and the SentriX product line to securely program new categories of semiconductors, including Secure Microcontrollers, Secure Elements, and Authentication Chips. Our R&D spending fluctuates based on the number, type, and the development stage of our product initiatives and projects.

Selling, General and Administrative

	2023	Change	2022
(in thousands)
Selling, general & administrative	$9,214	17.0%	$7,876
Percentage of net sales	32.8%		32.5%

Selling, General and Administrative (“SG&A”) expenses increased approximately $1.3 million for the year ended December 31, 2023 compared to 2022.  The increase was primarily related to higher sales commissions, contracted services and incentive compensation.  Cost control measures remain in effect.

Interest

	2023	Change	2022
(in thousands)
Interest income	$190	458.8%	$34

Interest income was higher for the year ended December 31, 2023 compared to 2022 primarily due to higher average interest rates and higher invested balances.

INCOME TAXES

	2023	Change	2022
(in thousands)
Income tax (expense) benefit	$(194)	(71.6%)	$(683)

Income tax (expense) decreased by $489,000 for the year ended December 31, 2023 compared to 2022.  The decrease was primarily a result of the withholding tax of $442,000 on the repatriation of cash from subsidiaries in 2022.  Income tax (expense) in 2023 and 2022 is primarily the result of foreign subsidiary income tax and minimal U.S. state income tax.

The effective tax rate for 2023 of 28.6% and 2022 of (156.3%) differed from the statutory tax rates in our tax reporting jurisdictions primarily due to subsidiary income with consolidated losses and the effect of valuation allowances.  We have a valuation allowance of $8.7 million and $9.3 million as of December 31, 2023 and 2022, respectively.  Our deferred tax assets and valuation allowance have increased by approximately $430,000 and $422,000 associated with the requirements of accounting for uncertain tax positions as of December 31, 2023 and 2022, respectively.  Given the uncertainty created by our loss history, particularly in the U.S., which is where most of our net deferred tax assets are located, and the ongoing uncertain economic outlook for our industry, as well as capital and geographic spending, we currently expect to continue to limit the recognition of net deferred tax assets and maintain the tax valuation allowances.

Inflation and changes in Foreign currency exchange rates

Sales and expenses incurred by foreign subsidiaries are denominated in the subsidiary’s local currency and translated into U.S. Dollar amounts at average rates of exchange during the year.  We recognized foreign currency transaction gains of $42,000 in 2023 and $221,000 in 2022.  The transaction gains resulted primarily from translation adjustments to foreign inter-company accounts and U.S. Dollar accounts held by foreign subsidiaries and sales by our German subsidiary to certain customers, which were invoiced in U.S. Dollars.  Because approximately 90% of our sales are to international markets, volatile exchange rates may also impact our competitiveness and margins. We increased prices in response to cost increases caused by inflation and part shortages.

FINANCIAL CONDITION:

LIQUIDITY AND CAPITAL RESOURCES

	2023	Change	2022
(in thousands)
Working capital	$18,425	$846	$17,579

At December 31, 2023, our principal sources of liquidity consisted of existing cash and cash equivalents.  Cash at December 31, 2023 and 2022 was $12.3 million and $11.5 million, respectively.  Our working capital increased by $846,000 during 2023 due primarily to revenue growth and operating profit improvement. Our current ratio was 4.0 and 3.8 for December 31, 2023 and 2022, respectively.  The company continues to have no debt.

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

As a result of our cyclical and seasonal industry, significant product development, factory resilience strategies, customer support and selling and marketing efforts, we require substantial working capital to fund our operations.  We have implemented or have initiatives to implement geographic shifts in our operations, optimize real estate usage, adjusting pricing for cost inflation, lower unit costs, lower tariff expenses, reduce exposure to the impact of currency volatility, increase product development differentiation, and reduce other costs.

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

SHARE REPURCHASE PROGRAMS

Data I/O did not have a share repurchase program in 2023 or 2022.

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

A reconciliation of net income to EBITDA and Adjusted EBITDA follows:

	For Year Ended December 31,
	2023	2022
(in thousands)
Net Income (loss)	$486	$(1,120)
Interest (income)	(190)	(34)
Taxes	194	683
Depreciation and amortization	608	560
EBITDA	$1,098	$89

Equity compensation	1,190	1,176

Adjusted EBITDA, excluding equity compensation	$2,288	$1,265

NEW ACCOUNTING PRONOUNCEMENTS - STANDARDS ISSUED AND IMPLEMENTED

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326). Topic 326 is effective (Smaller Reporting Company) for reporting periods beginning after December 15, 2022. Topic 326 replaces the incurred loss impairment methodology under current Generally Accepted Accounting Principles ("GAAP") with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. We adopted the new credit loss standard on January 1, 2023.  The new credit loss standard has not had a material impact on our financial condition, results of operations and cash flows, or financial statement disclosures.

NEW ACCOUNTING PRONOUNCEMENTS - STANDARDS ISSUED AND NOT YET IMPLEMENTED

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

See pages 30 through 48.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Data I/O Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Data I/O Corporation (a Washington corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and financial statement schedules included under Item 15(a)(2) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Net realizable value of inventory

As described further in Note 1 to the financial statements, management measures the net realizable value of inventory based on estimated reductions to inventory for obsolete, slow-moving, excess and non-salable inventory by reviewing current transactions and forecasted demand. We identified net realizable value of inventory specifically as a critical audit matter.

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

Our audit procedures related to the net realizable value of inventory included the following, among others:

•

To test the adequacy of the Company’s allowance for excess and obsolete inventories, we performed substantive audit procedures that included, among others, testing the completeness and accuracy of the underlying data used in the estimation calculations, specifically those related to inventory movements and aging. We also evaluated the reasonableness of significant assumptions including the estimated reserve percentage and other significant assumptions through inquiry of management and personnel outside of finance team and analytical procedures.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2001.

Bellevue, Washington

March 27, 2024

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2023	December 31, 2022

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,341	$11,510
Trade accounts receivable, net of allowance for credit losses of $72 and $147, respectively	5,707	4,992
Inventories	5,875	6,751
Other current assets	690	645
TOTAL CURRENT ASSETS	24,613	23,898

Property, plant and equipment – net	1,359	1,072
Other assets	1,429	2,195
TOTAL ASSETS	$27,401	$27,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,272	$1,366
Accrued compensation	$2,003	1,670
Deferred revenue	1,362	1,575
Other accrued liabilities	1,438	1,596
Income taxes payable	113	112
TOTAL CURRENT LIABILITIES	6,188	6,319

Operating lease liabilities	702	1,500
Long-term other payables	192	237

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock - Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating Issued and outstanding, none	-	-
Common stock, at stated value - Authorized, 30,000,000 shares Issued and outstanding, 9,020,819 shares as of December 31, 2023 and 8,816,381 shares as of December 31, 2022	22,731	21,897
Accumulated earnings (deficit)	(2,645)	(3,131)
Accumulated other comprehensive income	233	343
TOTAL STOCKHOLDERS’ EQUITY	20,319	19,109
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,401	$27,165

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Years Ended December 31,
	2023	2022

Net sales	$28,064	$24,217
Cost of goods sold	11,878	11,007
Gross margin	16,186	13,210
Operating expenses:
Research and development	6,524	6,083
Selling, general and administrative	9,214	7,876
Total operating expenses	15,738	13,959
Operating income (loss)	448	(749)
Non-operating income (loss):
Interest income	190	34
Gain on sale of assets	-	57
Foreign currency transaction gain (loss)	42	221
Total non-operating income (loss)	232	312
Income (loss) before income taxes	680	(437)
Income tax (expense) benefit	(194)	(683)
Net income (loss)	$486	($1,120)

Basic earnings (loss) per share	$0.05	($0.13)
Diluted earnings (loss) per share	$0.05	($0.13)
Weighted-average basic shares	8,941	8,741
Weighted-average diluted shares	9,073	8,741

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Years Ended December 31,
	2023	2022

Net Income (loss)	$486	($1,120)
Other comprehensive income:
Foreign currency translation gain (loss)	(110)	(635)
Comprehensive income (loss)	$376	($1,755)

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)

				Accumulated
	Common Stock		Accumulated	and Other	Total
			Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity

Balance at December 31, 2021	8,621,007	$20,886	$(2,011)	$978	$19,853

Stock awards issued, net of tax withholding	192,086	(178)	-	-	(178)
Issuance of stock through:
Employee Stock Purchase Plan	3,288	13	-	-	13
Share-based compensation	-	1,176	-	-	1,176
Net income (loss)	-	-	(1,120)	-	(1,120)
Other comprehensive income gain (loss)	-	-	-	(635)	(635)
Balance at December 31, 2022	8,816,381	$21,897	$(3,131)	$343	$19,109

Stock awards issued, net of tax withholding	201,172	(370)	-	-	(370)
Issuance of stock through:
Employee Stock Purchase Plan	3,266	14	-	-	14
Share-based compensation	-	1,190	-	-	1,190
Net income (loss)	-	-	486	-	486
Other comprehensive income gain (loss)	-	-	-	(110)	(110)
Balance at December 31, 2023	9,020,819	22,731	(2,645)	$233	$20,319

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Twelve Months Ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$486	$(1,120)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	608	560
Equipment transferred to cost of goods sold	301	394
Share-based compensation	1,190	1,176
Net change in:
Trade accounts receivable	(719)	(1,100)
Inventories	815	(588)
Other current assets	(48)	61
Accounts payable and accrued liabilities	109	(428)
Deferred revenue	(267)	199
Other long-term liabilities	(684)	(890)
Deposits and other long-term assets	637	684
Net cash provided by (used in) operating activities	2,428	(1,052)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,195)	(1,080)
Cash provided by (used in) investing activities	(1,195)	(1,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments for shares withheld to cover tax	(356)	(165)
Cash provided by (used in) financing activities	(356)	(165)
Increase (decrease) in cash and cash equivalents	877	(2,297)

Effects of exchange rate changes on cash	(46)	(383)
Cash and cash equivalents at beginning of period	11,510	14,190
Cash and cash equivalents at end of period	$12,341	$11,510

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$171	$556

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

Significant estimates include:

•	Revenue Recognition
•	Allowance for Credit Losses
•	Inventory
•	Warranty Accruals
•	Tax Valuation Allowances
•	Share-based Compensation

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

Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of 90 days or less are considered cash equivalents.  We maintain our cash and cash equivalents with major financial institutions in the United States of America, which are insured by the Federal Deposit Insurance Corporation (FDIC), and in foreign jurisdictions.  Deposits in U.S. banks exceed the FDIC insurance limit.  We have not experienced any losses on our cash and cash equivalents.  Cash and cash equivalents held in foreign bank accounts, typically in local currency, in China and Germany, totaled (in millions) $6.6 and $4.0 at December 31, 2023 and 2022, respectively. This cash held in subsidiaries have restrictions and costs associated with repatriations, currency conversions, and complying with government policies, regulations and controls, especially in China.

Fair Value of Financial Instruments

Certain financial instruments are carried at cost on the consolidated balance sheets, which approximates fair value due to their short-term, highly liquid nature.  These instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other short-term liabilities.

Accounts Receivable

The majority of our accounts receivable are due from companies in the electronics manufacturing industries.  Credit is extended based on an evaluation of a customer’s financial condition and, generally, collateral is not required.  Accounts receivable are typically due within 30 to 60 days and are stated at amounts due from customers net of an allowance for credit losses.  Accounts receivable outstanding longer than the contractual payment terms are considered past due.  We determine the allowance by considering a number of factors, including a forward-looking expectation based upon the condition of the general economy and the industry as a whole and our previous bad debt experience, as well as the length of time trade accounts receivable are past due, the industry and geographic payment practices involved, and the customer’s current ability to pay their obligation to us.  We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for credit losses.

Inventories

Inventories are stated at the lower of cost or net realizable value with cost being the currently adjusted standard cost, which approximates cost on a first-in, first-out basis.  We estimate changes to inventory for obsolete, slow-moving, excess and potential non-salable inventory by reviewing current transactions and forecasted product demand.  We evaluate our inventories on an item by item basis and record an adjustment (lower of cost or net realizable value) accordingly.

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

We regularly review all of our property, plant and equipment for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded.  Based on these evaluations, for the years ended December 31, 2023 and 2022, no impairment was noted or recorded for property, plant and equipment.

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

We enter into arrangements with multiple performance obligations that arise during the sale of a system that could include hardware, software, installation, services and support and extended maintenance components.  We allocate the transaction price of each element based on the relative selling prices.  Relative selling price is based on the selling price of the standalone system.  For the installation and service and support performance obligations, we use the value of the discount given to distributors who perform these components.  For software maintenance performance obligations, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is recognized on the system based on shipping terms, software based on delivery, installation and services based on completion of work and software maintenance and extended warranty support ratably over the term of the agreement, typically one year.  Total deferred revenue which represents undelivered performance obligations for installation, service, support and extended maintenance contracts was $1.6 million and $1.8 million and the portion expected to be recognized within one year was $1.4 million and $1.6 million for December 31, 2023 and 2022, respectively.

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

The following table represents our revenues by major categories:

Net sales by type	2023	Change	2022
(in thousands)
Equipment Sales	$16,343	18.4%	$13,803
Adapter Sales	8,154	11.2%	7,336
Software and Maintenance Sales *	3,567	15.9%	3,078
Total	$28,064	15.9%	$24,217

* includes an insignificant amount of service and parts sales

Leases - Accounting Standards Codification 842

Leases arise from contracts which convey the right to control the use of identified property or equipment for a period of time in exchange for consideration. Our leasing arrangements are primarily for office facility space we use to conduct our operations. In addition, there are automobiles and a small amount of office equipment leased.  We determine whether contracts include a lease at the inception date, which is generally upon contract signing, considering factors such as whether the contract includes an asset which is physically distinct, which party obtains substantially all of the capacity and economic benefit of the asset, and which party directs how, and for what purpose, the asset is used during the contractual period of use. Our leases commence when the lessor makes the asset available for our use. At commencement, we record a lease liability at the present value of future lease payments, net of any future lease incentives to be received. Some of our lease agreements include cancellable future periods subject to termination or extension options. We include cancellable lease periods in our future lease payments when we are reasonably certain to continue to utilize the asset for those periods. We calculate the present value of future lease payments at commencement using a discount rate which we estimate as the collateralized borrowing rate we believe that would be incurred on our future lease payments over a similar term. At commencement, we also record a corresponding right-of-use asset, which is calculated based on the amount of the lease liability, adjusted for any advance lease payments paid, initial direct costs incurred or lease incentives received prior to commencement. Right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.

Leases are classified at commencement as either operating or finance leases. As of December 31, 2023, all of our leases are classified as operating leases. Rent expense for operating leases is recognized on the straight-line method over the term of the agreement beginning on the lease commencement date.

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

Advertising Expense

Advertising costs are expensed as incurred.  Total advertising expenses were approximately $196,000 and $116,000 in 2023 and 2022, respectively.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share exclude any dilutive effects of stock options.  Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding during the period.  Diluted earnings per share are computed using the weighted-average number of common shares and common stock equivalent shares outstanding during the period.  The common stock equivalent shares from equity awards used in calculating diluted earnings per share were 133,000 and 109,000 for the years ended December 31, 2023 and 2022, respectively.  Options to purchase 12,500 shares of common stock were outstanding as of both periods December 31, 2023 and 2022, but were excluded from the computation of diluted earnings per share for the periods then ended, because the options were anti-dilutive.

Diversification of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of trade receivables.  Our trade receivables are geographically dispersed and include customers in many different industries.  Our consolidated accounts receivable balance as of December 31, 2023 and 2022 includes foreign accounts receivable in the functional currency of our foreign subsidiaries amounting to $1.0 and $2.4 million, respectively.  We generally do business with our foreign distributors in U.S. Dollars.  We believe that risk of loss is significantly reduced due to the diversity of our end-customers and geographic sales areas.  We perform on-going credit evaluations of our customers’ financial condition and require collateral, such as letters of credit and bank guarantees, or prepayment whenever deemed necessary.

The following represented greater than 10% of our consolidated accounts receivable for the applicable year:

Percentage of Consolidated Accounts Receivable	2023	2022

Number of customers	3	3

Approximate percentage of consolidated accounts receivable balance	47%	39%

Percentage of each	18%	15%
Percentage of each	16%	13%
Percentage of each	13%	11%

Diversification of net sales

The following represented greater than 10% of net sales for the applicable year:

Percentage of Net Sales	2023	2022

Number of customers	2	1

Approximate percentage of net sales	24%	23%

Percentage of each	13%	23%
Percentage of each	11%	n/a

COVID-19

In 2023, most of the direct implications of COVID-19 had passed, and we were dealing with the follow-on impacts or indirect impacts from COVID-19 and the policies put in place to mitigate the disease.  We continued to manage inflation, supply chain impacts and shortages, and the post lock down economic transitions in China and elsewhere.

New Accounting Pronouncements - Standards Issued and Implemented

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU)  2016-13, Financial Instruments - Credit Losses (Topic 326). Topic 326 is effective (Smaller Reporting Company) for reporting periods beginning after December 15, 2022. Topic 326 replaces the incurred loss impairment methodology under current Generally Accepted Accounting Principles ("GAAP") with a methodology that reflects expected credit losses and requires the use of a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. We adopted the new credit loss standard on January 1, 2023.  The new credit loss standard has not had a material impact on our financial condition, results of operations and cash flows, or financial statement disclosures.

New Accounting Pronouncements - Standards Issued and Not Yet Implemented

In November 2023, the FASB issued ASU 2023-07 "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topics 740): Improvements to Income Tax Disclosures" to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

NOTE 2 – ACCOUNTS RECEIVABLE, NET

	December 31, 2023	December 31, 2022
(in thousands)
Trade accounts receivable	$5,779	$5,139
Less allowance for credit losses	72	147
Trade accounts receivable, net	$5,707	$4,992

Changes in Data I/O’s allowance for credit losses are as follows:
	December 31, 2023	December 31, 2022
(in thousands)
Beginning balance	$147	$89
Credit loss (reversal)	(75)	58
Accounts written-off	-	-
Recoveries	-	-
Ending balance	$72	$147

NOTE 3 – INVENTORIES

	December 31, 2023	December 31, 2022
(in thousands)
Raw material	$3,328	$3,850
Work-in-process	1,596	1,911
Finished goods	951	990
Inventories	$5,875	$6,751

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT, NET

	December 31, 2023	December 31, 2022
(in thousands)
Leasehold improvements	$394	$404
Equipment	4,977	4,683
Sales demonstration equipment	1,396	1,066
	6,767	6,153
Less accumulated depreciation	5,408	5,081
Property and equipment, net	$1,359	$1,072

Total depreciation expense recorded for 2023 and 2022 was $608,000 and $560,000, respectively.

NOTE 5 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	December 31, 2023	December 31, 2022
(in thousands)
Lease liability - short term	$798	$799
Product warranty	449	425
Sales return reserve	32	71
Other taxes	69	163
Other	90	138
Other accrued liabilities	$1,438	$1,596

The changes in our product warranty liability for the year ending December 31, 2023 are follows:

	December 31, 2023	December 31, 2022
(in thousands)
Liability, beginning balance	$425	$432
Net expenses	902	774
Warranty claims	(902)	(774)
Accrual revisions	24	(7)
Liability, ending balance	$449	$425

NOTE 6 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more for the year ending December 31 are as follows:

December 31, 2023 Operating Lease Commitments
(in thousands)
2024	$841
2025	591
2026	133
2027	48
2028 & Thereafter	-
Total	$1,613
Less imputed interest	(113)
Total operating lease liabilities	$1,500

Payments for operating lease liabilities for the twelve months ended December 31, 2023 and 2022, respectively, was $894,000 and $779,000 which included short-term lease costs of $25,000 and 45,000.  There were no new or modified leases during the twelve months ended December 31, 2023 that are accounted for in the amounts disclosed above. The total annual lease expense in 2023 and 2022, including operating lease expenses and short-term lease expenses, was approximately $745,000 and $899,000, respectively.  Variable payments were not material and were treated as non-lease components and were recognized in the period for which the costs occur.

For the largest lease component, the company has three facilities with our headquarters and primary engineering and operational functions located in Redmond, Washington.  Our two subsidiary facilities in Munich, Germany and Shanghai, China provide extended worldwide sales, service, engineering and operation services.  The total annual gross or base lease payments during 2023 and 2022 were approximately $823,000 and $713,000, respectively.  The lease payment increase in 2023 was due primarily to lease abatement incentives for lease renewals in 2022 and standard rate increase in 2023.

The Redmond, Washington headquarters facility lease runs to January 31, 2026 at approximately 20,460 square feet.  The lease for the facility located in Shanghai, China runs to October 31, 2024 at approximately 19,400 square feet.  The lease for the facility located near Munich, Germany runs to August 2027 at approximately 4,895 square feet.

The following table presents supplemental balance sheet information related to leases as of December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
(in thousands)
Right-of-use assets (Long-term other assets)	$1,363	$2,129
Lease liability-short term (Other accrued liabilities)	$798	$799
Lease liability-long term (Operating lease liabilities)	$703	$1,500

At December 31, 2023, the weighted average remaining lease term is 2.17 years and the weighted average discount rate used is 5%.

NOTE 7 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs, as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At December 31, 2023, we had one contract with a commitment of approximately $232,000 to be paid in 2024 and $251,000 to be paid beyond one year.

NOTE 8 – CONTINGENCIES

As of December 31, 2023, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 9 – STOCK AND RETIREMENT PLANS

Stock Option Plans

At December 31, 2023, there were 732,327 shares available for future grant under Data I/O Corporation 2023 Omnibus Incentive Compensation Incentive Plan (“2023 Plan”).  At December 31, 2023, there were shares of Common Stock reserved for issuance for outstanding awards, consisting of 92,500 inducement reserve shares, 353,525 shares under the 2000 Plan, and 295,100 shares under the 2023 Plan.  The inducement reserve shares remaining that were granted in 2019 consist of 12,500 options vested but unissued (using the terms of the 2000 Plan) and the grant in 2023 consisting of 75,000 RSU and 5000 PSU, (which were not from the 2023 Plan, but were made under the terms of the 2023 Plan).  Pursuant to the 2000 and 2023 Plans, options are granted to our officers and key employees with exercise prices equal to the fair market value of the Common Stock at the date of grant and generally vest over four years.  Options granted under the plans have a maximum term of six years from the date of grant.  Stock awards are now granted under the 2023 Plan (previously the 2000 Plan) which for RSU awards generally vest over four years (some three years) and one year for nonemployee Directors. Performance Share Unit (PSU) awards vest based upon the three-year performance achievement on December 31, 2025. The performance measures for the PSUs awarded are revenue growth targets for the three-year period ending December 31, 2025. Achieving a threshold growth measure earns 50% of the PSU target award; achieving the target growth measure earns 100% of the PSU target award; and achieving the maximum target growth measure earns 150% of the PSU target award.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“ESPP”), eligible employees may purchase shares of our Common Stock at six-month intervals at 95% of the fair market value on the last day of each six-month period.  Employees may purchase shares having a value not exceeding ten percent of their gross compensation during an offering period.  During 2023 and 2022, a total of 3,341 and 3,288 shares, respectively, were purchased under the plan at average prices of $4.16 and $4.06 per share, respectively.  At December 31, 2023 and 2022, 21,525 and 25,477 shares were reserved for future grant respectively.

Stock Appreciation Rights Plan

We have a Stock Appreciation Rights (“SAR”) Plan under which each director, executive officer or holder of 10% or more of our Common Stock has a SAR with respect to each exercisable stock option.  The SAR entitles the SAR holder to receive cash from us for the difference between the market value of the stock and the exercise price of the option in lieu of exercising the related option.  SARs are only exercisable following a tender offer or exchange offer for our stock, or following approval by shareholders of Data I/O of any merger, consolidation, reorganization or other transaction providing for the conversion or exchange of more than 50% of the common shares outstanding.  As no event has occurred, which would make the SARs exercisable, and no such event is deemed probable, no compensation expense has been recorded under this plan.  At December 31, 2023 and 2022, there were 12,500 SARs outstanding.

Retirement Savings Plan

We have a savings plan that qualifies as a cash or deferred salary arrangement under Section 401(k) of the Internal Revenue Code.  Under the plan, participating U.S. employees may defer their pre-tax salary or post-tax salary if Roth is elected, subject to IRS limitations.  In fiscal year 2023, we contributed one dollar for each dollar contributed by a participant on the first two percent and $.50 for each dollar contributed by participant on the next four percent of a participant’s eligible earnings, and as a result this requires a minimum six percent contribution to receive a four percent matching contribution. Our matching contribution expense for the savings plan, net of forfeitures, was approximately $253,000 and $210,000 in 2023 and 2022, respectively.  Employer matching contributions owed to the plan were $248,000 and $229,000 at December 31, 2023 and 2022, respectively.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.  The impact on our results of operations of recording share-based compensation for the year ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
	2023	2022
(in thousands)
Cost of goods sold	$95	$76
Research and development	257	228
Selling, general and administrative	838	872
Total share-based compensation	$1,190	$1,176

An immaterial amount of share-based compensation was capitalized into inventory as overhead for the years ended December 31, 2023 and 2022, respectively. The following table summarizes stock option activity under our stock option plans for the twelve months ended December 31, 2023 and 2022:

	2023			2022
	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life in Years

Outstanding at beginning of year	12,500	$4.98		12,500	$4.98
Granted	-	-		-	-
Exercised	-	-		-	-
Cancelled, Expired or
Forfeited	-	-		-	-
Outstanding at end of year	12,500	$4.98	1.33	12,500	$4.98	2.33

Vested or expected to vest at the end of the period	12,500	$4.98	1.33	12,466	$4.98	2.33
Exercisable at end of year	12,500	$4.98	1.33	9,375	$4.98	2.33

The aggregate intrinsic value of outstanding options is $0.  There were no stock option awards exercised in 2023.

Restricted stock award activity including performance-based stock award activity under our share-based compensation plan was as follows:

	2023		2022
	Awards	Weighted - Average Grant Date Fair Value	Awards	Weighted - Average Grant Date Fair Value
Outstanding at beginning of year	665,200	$3.94	623,777	$4.73
Granted	387,100	4.36	330,215	3.26
Vested	(284,925)	3.93	(249,292)	4.95
Cancelled	(38,750)	3.96	(39,500)	4.33
Outstanding at end of year	728,625	$4.17	665,200	$3.94

During the years ended December 31, 2023 and 2022, 83,753 and 57,206 shares, respectively, were withheld from issuance related to restricted stock units vesting and stock option exercises to cover employee taxes and stock options exercise price.

Non-employee directors Restricted Stock Units (“RSUs”) typically vest over the earlier of one year or the next annual meeting of shareholders and Non-Qualified stock options vest over three years and have a six-year exercise period.  Employee RSUs typically vest annually over three or four years and employee Non-Qualified stock options typically vest quarterly over four years and have a six-year exercise period. Performance Stock Units (“PSUs”) typically cliff vest at the end of the performance period and the performance metric is cumulative revenue growth over the three-year period ending December 31, 2025 with a cumulative revenue threshold, target, and maximum performance measure.  The table above includes performance shares granted in 2023 of 30,000 shares at the target performance level (the threshold level would be 50% and the maximum level would be 150% of the target level).

The remaining unamortized expected future compensation expense and remaining amortization period associated with unvested option grants and restricted stock awards are:

	December 31, 2023	December 31, 2022

Unamortized future compensation expense	$2,317,524	$2,029,457
Remaining weighted average amortization period in years	2.44	2.47

The weighted average number of shares outstanding used to compute earnings (loss) per share included the following:

	Year Ended December 31,
	2023	2022

Weighted average shares outstanding	8,940,612	8,740,701
Restricted and Performance Stock Units	132,360
Stock Options	216

Weighted average diluted shares	9,073,188	8,740,701

NOTE 11 – SHARE REPURCHASE PROGRAMS

Data I/O did not have a share repurchase program in 2023.

NOTE 12 – INCOME TAXES

Components of income (loss) before taxes:

	Year Ended December 31,
(in thousands)	2023	2022
U.S. operations	$(536)	$(1,622)
Foreign operations	1,216	1,185
Total income (loss) before taxes	$680	$(437)

Income tax expense (benefit) consists of:

	Year Ended December 31,
(in thousands)	2023	2022
Current tax expense (benefit)
U.S. federal	$0	$0
State	20	19
Foreign	174	664
	194	683
Deferred tax expense (benefit) – U.S. federal	-	-
Total income tax expense (benefit)	$194	$683

A reconciliation of our effective income tax and the U.S. federal tax rate is as follows:

	Year Ended December 31,
(in thousands)	2023	2022
Statutory tax	$143	$(92)
State and foreign income tax, net of federal tax benefit	(178)	(189)
Valuation allowance for deferred tax asset	139	370
Foreign sourced deemed dividend income	322	738
Stock based compensation	(250)	(154)
Other	18	10
Total income tax expense (benefit)	$194	$683

U.S. net operating loss carryforwards are $13.8 million at December 31, 2023 with expiration years from 2023 to 2034.  Utilization of net operating loss and credit carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended. We have not had a Section 382 ownership change, but if we did the usage of these tax assets would have an income usage limitation based on the value of the Company at the time of the change times the federal long-term tax-exempt rate.

The gross changes in uncertain tax positions resulting in unrecognized tax benefits are presented below:

	Year Ended December 31,
	2023	2022
(in thousands)
Unrecognized tax benefits, opening balance	$422	$392
Prior period tax position increases	(6)	-
Additions based on tax positions related to current year	14	30
Unrecognized tax benefits, ending balance	$430	$422

Historically, we have incurred minimal interest expense and no penalties associated with tax matters.  We have adopted a policy whereby amounts related to penalties associated with tax matters are classified as general and administrative expense when incurred and amounts related to interest associated with tax matters are classified as interest income or interest expense.

Tax years that remain open for examination include 2020, 2021, 2022 and 2023 in the United States of America.  In addition, various tax years from 2002 to 2014 may be subject to examination in the event that we utilize the net operating losses and credit carryforwards from those years in our current or future year tax returns.

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

We determine international sales by the international geographic destination into which the products are sold and delivered and include not only sales by foreign subsidiaries but also export sales from the U.S. to our foreign distributors and to our representatives’ customers.  International sales do not include transfers between Data I/O and our foreign subsidiaries.

The following tables provide summary operating information by geographic area:

	Year Ended December 31,
(in thousands)	2023	2022
Net sales:
U.S.	$2,799	$1,774
Europe	9,469	7,402
Rest of World	15,796	15,041
	$28,064	$24,217

Included in Europe and Rest of World are the following Net Sales significant balances:

Germany	$4,697	$2,881
China	$3,800	$5,476

Operating income:
U.S.	$216	$5
Europe	(671)	(1,331)
Rest of World	903	577
	$448	($749)

Identifiable assets:
U.S.	$12,385	$15,234
Europe (primarily Germany)	4,966	4,886
Rest of World (primarily China)	10,050	7,045
	$27,401	$27,165

NOTE 14 – SUBSEQUENT EVENTS

In preparing the financial statements, the Company has reviewed all known events which have occurred after December 31, 2023 through the date on which the financial statements are available for issuance, for potential recognition or disclosure in the consolidated financial statements and footnotes.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).  Based on this assessment our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

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

Item 9B.  Other Information

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding the Registrant’s directors is set forth under “Election of Directors” in our Proxy Statement relating to our annual meeting of shareholders to be held on May 16, 2024 and is incorporated herein by reference.  Such Proxy Statement will be filed within 120 days of our year-end.  Information regarding the Registrant’s executive officers is set forth in Item 1 of Part I herein under the caption “Executive Officers of the Registrant.”

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

Item 11.  Executive Compensation

Information called for by Part III, Item 11, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 16, 2024 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Executive Compensation.”  Such Proxy Statement will be filed within 120 days of our year-end.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information called for by Part III, Item 12, is included in our Proxy Statement relating to our annual meeting of shareholders to be held on May 16, 2024 and is incorporated herein by reference.  The information appears in the Proxy Statement under the caption “Voting Securities and Principal Holders.”  Such Proxy Statement will be filed within 120 days of our year end.

Equity Compensation Plan Information

The following table gives information about our Common Stock that may be issued upon the exercise of options and rights under all of our existing equity compensation plans as of December 31, 2023.  See Notes 9 and 10 of “Notes to Consolidated Financial Statements.”

	(a) Number of securities to be issued upon the exercise of outstanding options, warrants and rights	(b) Weighted–average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by the security holders (1) (2)	2,381	$3.26	753,852
Equity compensation plans not approved by the security holders (3)	12,500	$4.98	-
Total	14,881	$4.86	753,852

(1)

Represents shares of our Common Stock issuable pursuant to the Data I/O Corporation 2023 Omnibus Incentive Compensation Incentive Plan, 2000 Stock Compensation Incentive Plan, and 1982 Employee Stock Purchase Plan. Table excludes unvested: RSU awards of 353,525 from the 2000 Plan, RSU awards of 270,100 from the 2023 Plan, and PSU awards of 25,000 from the 2023 Plan.

(2)

Stock Appreciation Rights Plan (“SAR”) provides that directors, executive officers or holders of 10% or more of our Common Stock have an accompanying SAR with respect to each exercisable option. While the plan has been approved by the security holders, no amounts are included in columns (a), (b), or (c) relating to the SAR.

(3)

Inducement grant remaining to Michael Tidwell of non-qualified stock options, fully vested, with 12,500 remaining unexercised. Table excludes unvested inducement grants to Gerald Ng of 75,000 RSU and 5000 PSU awards.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to the section captioned “Certain Relationships and Related Transactions” in the Proxy Statement relating to our annual meeting of shareholders to be held on May 16, 2024.  Such Proxy Statement will be filed within 120 days of our year-end.

Item 14.  Principal Accounting Fees and Services

The information required by this Item with respect to principal accountant fees and services is incorporated by reference to the section captioned “Principal Accountant’s Fees and Services” in the Proxy Statement relating to our annual meeting of shareholders to be held on May 16, 2024.  Such Proxy Statement will be filed within 120 days of our year-end.

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

(3)	Summary of Amended and Restated Management Incentive Compensation Plan. See Exhibit 10.2.

(4)	Amended and Restated 1983 Stock Appreciation Rights Plan. See Exhibit 10.1.

(5)	Amended and Restated Executive Agreements. See Exhibit 10.20, and 10.32

(6)	1996 Director Fee Plan (terminated in 2023). See Exhibit 10.4.

(7)	Data I/O Corporation 2000 Stock Compensation Incentive Plan. See Exhibit 10.6, 10.10, 10.16, 10.19, 10.29 and 10.33.

(8)	Form of Option Agreement. See Exhibit 10.7.

(9)	Form of Indemnification Agreement. See Exhibit 10.14.

(10)	Letter Agreement with Anthony Ambrose. See Exhibit 10.15.

(11)	Letter Agreement with Rajeev Gulati. See Exhibit 10.17.

(12)	Letter Agreement with Joel S. Hatlen. See Exhibit 10.21.

(13)	Form of Executive Agreement. See Exhibit 10.20 and 10.32.

(14)	Form of Restricted Stock Unit Award Agreement. See Exhibit 10.18 and 10.36.

(15)	Letter Agreement with Michael Tidwell. See Exhibit 10.28.

(16)	Data I/O Corporation 2023 Omnibus Incentive Compensation Incentive Plan. See Exhibit 10.34.

(17)	Form of Performance Stock Unit Award Agreement. See Exhibit 10.35.

(18)	Letter Agreement with Gerald Y. Ng. See Exhibit 10.37.

(a)	List of Documents Filed as a Part of This Report:		Page

	(1)	Index to Financial Statements:

		Report of Independent Registered Public Accounting Firm (PCAOB ID 248)	28

		Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022	30

		Consolidated Statements of Operations for each of the two years ended December 31, 2023 and December 31, 2022	31

		Consolidated Statements of Comprehensive Income (Loss) for each of the two years ended December 31, 2023 and December 31, 2022	32

		Consolidated Statements of Stockholders’ Equity for each of the two years ended December 31, 2023 and December 31, 2022	33

		Consolidated Statements of Cash Flows for each of the two years ended December 31, 2023 and December 31, 2022	34

		Notes to Consolidated Financial Statements	35

	(2)	Index to Financial Statement Schedules:

		Schedule II – Consolidated Valuation and Qualifying Accounts	58

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

54

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

55

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

	10.32	Form of Executive Agreement (Incorporated by reference to Form 8-K filed on February 6, 2023).

	10.33	Amended and Restated Data I/O Corporation 2000 Stock Compensation Incentive Plan approved May 18, 2023 (Incorporated by reference to Data I/O’s 2023 Proxy Statement dated April 3, 2023).

	10.34	Data I/O Corporation 2023 Omnibus Incentive Compensation Incentive Plan approved May 18, 2023 (Incorporated by reference to Data I/O’s 2023 Proxy Statement dated April 3, 2023).

	10.35	Form of Performance Stock Unit Award Agreement.

	10.36	Form of Restricted Stock Unit Award Agreement.

	10.37	Letter Agreement with Gerald Y. Ng (Incorporated by reference to Form 8-K filed on June 30, 2023).

	21.1	Subsidiaries of the Registrant

	23.1	Consent of Independent Registered Public Accounting Firm

31	Certification – Section 302:

	31.1	Chief Executive Officer Certification

	31.2	Chief Financial Officer Certification

32	Certification – Section 906:

	32.1	Chief Executive Officer Certification

	32.2	Chief Financial Officer Certification

	97	Data I/O Corporation INCENTIVE COMPENSATION RECOVERY POLICY.

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

Item 16. Form 10-K Summary

None.

56

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATA I/O CORPORATION
(REGISTRANT)

DATED: March 27, 2024	By:	/s/Anthony Ambrose
Anthony Ambrose
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME & DATE			TITLE

By:	/s/Anthony Ambrose	March 27, 2024	President and Chief Executive Officer
	Anthony Ambrose		(Principal Executive Officer), Director

By:	/s/Gerald Y. Ng	March 27, 2024	Chief Financial Officer
	Gerald Y. Ng		Vice President Secretary, Treasurer
(Principal Financial and Accounting Officer)

By:	/s/Douglas W. Brown	March 27, 2024	Director
Douglas W. Brown

By:	/s/Sally A. Washlow	March 27, 2024	Director
Sally A. Washlow

By:	/s/Edward J. Smith	March 27, 2024	Director
Edward J. Smith

By:	/s/William Wentworth	March 27, 2024	Director
William Wentworth

57

DATA I/O CORPORATION

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged/ (Credited) to Costs and Expenses	Deductions-Describe		Balance at End of Period
(in thousands)
Year Ended December 31, 2022:
Allowance for credit losses	$89	$58	$-	(1)	$147

Year Ended December 31, 2023:
Allowance for credit losses	$147	$(75)	$-	(1)	$72

(1)	Uncollectable accounts written off, net of recoveries

58