Form 10-Q
period 2024-03-31
DATA I/O CORP
filed 2024-05-13
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
Or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Shares of Common Stock, no par value, outstanding as of April 30, 2024:  9,025,135

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DATA I/O CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	March 31, 2024	December 31, 2023

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,999	$12,341
Trade accounts receivable, net of allowance for credit losses of $71 and $72, respectively	4,822	5,707
Inventories	6,372	5,875
Other current assets	739	690
TOTAL CURRENT ASSETS	23,932	24,613

Property, plant and equipment – net	1,044	1,359
Other assets	1,228	1,429
TOTAL ASSETS	$26,204	$27,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,544	$1,272
Accrued compensation	1,318	2,003
Deferred revenue	1,606	1,362
Other accrued liabilities	1,271	1,438
Income taxes payable	45	113
TOTAL CURRENT LIABILITIES	5,784	6,188

Operating lease liabilities	562	702
Long-term other payables	226	192

COMMITMENTS	-	-

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares Issued and outstanding, 9,024,959 shares as of March 31, 2024 and 9,020,819 shares as of December 31, 2023	23,019	22,731
Accumulated earnings (deficit)	(3,452)	(2,645)
Accumulated other comprehensive income	65	233
TOTAL STOCKHOLDERS’ EQUITY	19,632	20,319
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,204	$27,401

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023

Net sales	$6,099	$7,231
Cost of goods sold	2,879	2,929
Gross margin	3,220	4,302
Operating expenses:
Research and development	1,582	1,625
Selling, general and administrative	2,498	2,508
Total operating expenses	4,080	4,133
Operating income (loss)	(860)	169
Non-operating income (loss):
Interest income	80	35
Foreign currency transaction gain (loss)	14	(74)
Total non-operating income (loss)	94	(39)
Income (loss) before income taxes	(766)	130
Income tax (expense) benefit	(41)	(35)
Net income (loss)	$(807)	$95

Basic earnings (loss) per share	$(0.09)	$0.01
Diluted earnings (loss) per share	$(0.09)	$0.01
Weighted-average basic shares	9,023	8,818
Weighted-average diluted shares	9,023	9,029

See notes to consolidated financial statements

4

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023

Net income (loss)	$(807)	$95
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(168)	65
Comprehensive income (loss)	$(975)	$160

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share amounts)
(UNAUDITED)

				Accumulated
			Retained	and Other	Total
	Common Stock		Earnings	Comprehensive	Stockholders'
	Shares	Amount	(Deficit)	Income (Loss)	Equity
Balance at December 31, 2022	8,816,381	$21,897	$(3,131)	$343	$19,109
Stock awards issued, net of tax withholding	-	-	-	-	-
Issuance of stock through: ESPP	1,695	7	-	-	7
Share-based compensation	-	249	-	-	249
Net income (loss)	-	-	95	-	95
Other comprehensive income (loss)		-	-	65	65
Balance at March 31, 2023	8,818,076	$22,153	$(3,036)	$408	$19,525
Balance at December 31, 2023	9,020,819	$22,731	$(2,645)	$233	$20,319
Stock awards issued, net of tax withholding	1,759	-	-	-	-
Issuance of stock through: ESPP	2,381	7	-	-	7
Share-based compensation	-	281	-	-	281
Net income (loss)	-	-	(807)	-	(807)
Other comprehensive income (loss)		-	-	(168)	(168)
Balance at March 31, 2024	9,024,959	$23,019	$(3,452)	$65	$19,632

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(807)	$95
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	202	158
Equipment transferred to cost of goods sold	251	97
Share-based compensation	281	249
Net change in:
Trade accounts receivable	885	56
Inventories	(496)	(225)
Other current assets	(49)	(39)
Accounts payable and accrued liabilities	(649)	(46)
Deferred revenue	279	141
Other long-term liabilities	(140)	(88)
Deposits and other long-term assets	202	65
Net cash provided by (used in) operating activities	(41)	463

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(139)	(183)
Cash provided by (used in) investing activities	(139)	(183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments for shares withheld to cover tax	7	7
Repurchase of common stock	-	-
Payment of capital lease obligation	-	-
Cash provided by (used in) financing activities	7	7
Increase (decrease) in cash and cash equivalents	(173)	287

Effects of exchange rate changes on cash	(169)	71
Cash and cash equivalents at beginning of period	12,341	11,510
Cash and cash equivalents at end of period	$11,999	$11,868

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$109	$24

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

We prepared the financial statements as of March 31, 2024 and March 31, 2023 according to the rules and regulations of the Securities and Exchange Commission ("SEC").  These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

Significant Accounting Policies

These financial statements should be read in conjunction with the annual audited financial statements and the accompanying notes included in our Form 10-K for the year ended December 31, 2023 (filed with the SEC on March 27, 2024).  There have been no changes to our significant accounting policies described in the Annual Report that have had a material impact on our unaudited condensed consolidated financial statements and related notes.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year.  During the first quarter of 2024 and 2023, the impact of capitalization of incremental costs for obtaining contracts was immaterial.  We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

We enter into arrangements with multiple performance obligations that arise during the sale of a system that could include hardware, software, installation, services and support and extended maintenance components.  We allocate the transaction price of each element based on the relative selling prices.  Relative selling price is based on the selling price of the standalone system.  For the installation and service and support performance obligations, we use the value of the discount given to distributors who perform these components.  For software maintenance performance obligations, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is recognized on the system based on shipping terms, software based on delivery, installation and services based on completion of work, and software maintenance and extended warranty support ratably over the term of the agreement, typically one year.  Total deferred revenue which represents undelivered performance obligations for installation, service, support and extended contracts were $1.8 million and $2.0 million for March 31, 2024 and 2023, respectively, and the portion expected to be recognized within one year was $1.6 million and $1.7 million for March 31, 2024 and 2023, respectively.

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

The following table represents our revenues by major categories:

	Three Months Ended
Net sales by type	March 31, 2024	Change	March 31, 2023
(in thousands)
Equipment	$3,366	(16.9%)	$4,051
Adapter	1,846	(18.6%)	2,267
Software and Maintenance	887	(2.8%)	913
Total	$6,099	(15.7%)	$7,231

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

Recently Adopted Accounting Pronouncements

For the three months ended March 31, 2024, there were no recently issued accounting pronouncements that had or are expected to have, a material impact on Data I/O Corporation’s consolidated financial statements.

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

NOTE 2 – INVENTORIES

Inventories consisted of the following components:

	March 31, 2024	December 31, 2023
(in thousands)
Raw material	$3,405	$3,328
Work-in-process	1,720	1,596
Finished goods	1,247	951
Inventories	$6,372	$5,875

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	March 31, 2024	December 31, 2023
(in thousands)
Leasehold improvements	$389	$394
Equipment	4,822	4,977
Sales demonstration equipment	969	1,396
	6,180	6,767
Less accumulated depreciation	5,136	5,408
Property and equipment, net	$1,044	$1,359

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	March 31, 2024	December 31, 2023
(in thousands)
Lease liability - short term	$727	$798
Product warranty	417	449
Sales return reserve	32	32
Other taxes	38	69
Other	57	90
Other accrued liabilities	$1,271	$1,438

The changes in our product warranty liability for the three months ending March 31, 2024 and year ended December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
(in thousands)
Liability, beginning balance	$449	$425
Net expenses	246	902
Warranty claims	(246)	(902)
Accrual revisions	(32)	24
Liability, ending balance	$417	$449

NOTE 5 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as of March 31, 2024 are as follows:

March 31, 2024 Operating Lease Commitments
(in thousands)
2024 (remaining)	$614
2025	583
2026	127
2027	47
2028 & Thereafter	0
Total	$1,371
Less imputed interest	(82)
Total operating lease liabilities	$1,289

For the largest lease component, the Company has three facilities with our headquarters and primary engineering and operational functions located in Redmond, Washington.  Our two subsidiary facilities in Munich, Germany and Shanghai, China provide extended worldwide sales, service, engineering and operation services.  The components of our lease expense for the three months ended March 31, 2024 and 2023 include facility related operating lease costs of $213,000 and $215,000, respectively, and short-term lease costs of $8,000 and $7,000, respectively. There were no new operating leases during the three months ended March 31, 2024.

The Redmond, Washington headquarters facility lease runs to January 31, 2026 at approximately 20,460 square feet.  The lease for the facility located in Shanghai, China runs to October 31, 2024 at approximately 19,400 square feet.  The lease for the facility located near Munich, Germany runs to August 2027 at approximately 4,895 square feet.

The following table presents supplemental balance sheet information related to leases as of March 31, 2024 and December 31, 2023:

	Balance at March 31, 2024	Balance at December 31, 2023
(in thousands)
Right-of-use assets (Long-term other assets)	$1,162	$1,363
Lease liability-short term (Other accrued liabilities)	727	798
Lease liability-long term (Operating lease liabilities)	562	703

At March 31, 2024, the weighted average remaining lease term is 1.98 and the weighted average discount rate used is 5%.

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  At March 31, 2024, we had one contract with a commitment of approximately $174,000 to be paid in 2024 and $251,000 to be paid beyond one year.

NOTE 7 – CONTINGENCIES

As of March 31, 2024, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 8 – INCOME TAXES

Income tax expense for the first quarter of both 2024 and 2023, primarily related to foreign and minor state taxes.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $8.9 million as of March 31, 2024.  As of March 31, for both 2024 and 2023, our deferred tax assets and valuation allowance have been reduced by approximately $434,000 and $429,000, respectively.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31, 2024	March 31, 2023
(in thousands except per share data)
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$(807)	$95

Denominator for basic earnings (loss) per share:
Weighted-average shares	9,023	8,818

Employee stock options and awards	-	211

Denominator for diluted earnings (loss) per share:
Adjusted weighted-average shares & assumed conversions of stock options	9,023	9,029

Basic and diluted
earnings (loss) per share:
Basic earnings (loss) per share	$(0.09)	$0.01
Diluted earnings (loss) per share	$(0.09)	$0.01

Options to purchase 12,500 were outstanding as of March 31, 2024 and 2023, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
(in thousands)
Cost of goods sold	$23	$18
Research and development	65	48
Selling, general and administrative	193	183
Total share-based compensation	$281	$249

Equity awards granted during the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023

Restricted Stock Units	-	10,000

Non-employee director Restricted Stock Units (“RSUs”) typically vest over the earlier of one year or the next annual meeting of shareholders and Non-Qualified stock options vest over three years and have a six-year exercise period.  Employee RSUs typically vest annually over three or four years and employee Non-Qualified stock options typically vest quarterly over four years and have a six-year exercise period.

Performance Stock Units (“PSUs”), granted in 2023, typically cliff vest at the end of the performance period and the performance metric is cumulative revenue growth over the three-year period ending December 31, 2025 with a cumulative revenue threshold, target, and maximum performance measure.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with award grants of unvested options, PSUs and RSUs at March 31, 2024 and 2023 are:

	Three Months Ended
	March 31, 2024	March 31, 2023

Unamortized future equity compensation expense (in thousands)	$2,035	$1,823
Remaining weighted average amortization period (in years)	2.29	2.37

The weighted average number of shares outstanding used to compute earnings (loss) per share included the following:

	Three Months Ended
	March 31, 2024	March 31, 2023

Restricted Stock Units	118,903	210,545
Performance Stock Units	2,935	0
Stock Options	174	234

Item2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements herein regarding economic outlook; industry prospects and trends; expected business recovery; industry partnerships; future results of operations or financial position; future spending; expected expenses, breakeven revenue point; expected market decline, bottom or growth; market acceptance of our newly introduced or upgraded products or services; the sufficiency of our cash to fund future operations and capital requirements; development, introduction and shipment of new products or services; changing foreign operations; taxes, trade issues and tariffs; expected inventory levels; expectations for unsupported platform or product versions and related inventory and other charges; Russian invasion of Ukraine impacts; Israel–Hamas war impacts; supply chain expectations; semiconductor chip shortages and recovery; and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of these forward-looking statements after the date of this Annual Report.  The Reader should not place undue reliance on these forward-looking statements. The following discussions and the 2023 Annual Report on Form 10-K section entitled “Risk Factors – Cautionary Factors That May Affect Future Results” describes some, but not all, of the factors that could cause these differences.

OVERVIEW

First quarter revenue at $6.1 million was down 16% compared with $7.2 million from the prior year period, reflecting lower backlog coming into the period plus timing of shipments from new bookings.  First quarter bookings were at $8.1 million, up 41% from the prior year on strong opportunity conversion in Europe and Asia.  As a result, backlog increased $1.7 million during the first quarter to $4.5 million as of March 31, 2024.  Most of these bookings are expected to be shipped and recognized as revenue in the second half of 2024.

Data I/O has a broad product portfolio and diversified international market presence as reflected in our revenue mix by product and geography.  The Americas region has seen tremendous growth over the past two years due to capacity expansion and is expected to absorb this capacity in 2024.  Our strong first quarter bookings performance was a result of diversification as strength in Europe and Asia offset lower orders in the Americas region.

Research and development efforts remain focused on strategic growth markets, namely automotive electronics and IoT new programming technologies, secure supply chain solutions, automated programming systems and their enhancements for the manufacturing environment and software. At Data I/O, we are investing for the long-term to retain and extend our leadership position in automotive electronics and security deployment. We are continuing to develop technology to securely provision newer categories of semiconductors, including Secure Microcontrollers, Authentication Chips, and Secure Elements. We continue to focus on extending the capabilities and support for our product lines and supporting the latest semiconductor devices, including various configurations of NAND Flash, eMMC, UFS and microcontrollers on our newer products.

Furthermore, Data I/O remains focused on growth from the Automotive, Industrial and Prorgramming Center markets worldwide combined with spending controls, process efficiencies and operating leverage.  The continued outlook by industry analysts for automotive electronics, which remains our primary market focus, remains strong based on the long-term forecast for a decade. In the first quarter of 2024, Data I/O continued to expand its market penetration while reducing operating expenses.  This approach to disciplined growth remains a priority in 2024.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year.  During the first quarter of 2024 and 2023, the impact of capitalization of incremental costs for obtaining contracts was immaterial.  We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

Tax Valuation Allowances:  Given the uncertainty created by our loss history, as well as cyclical economic outlook for our industry, capital and geographic spending, as well as income and current net deferred tax assets by entity and country, we expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances.  At the current time, we expect, therefore, that reversals of the tax valuation allowance will take place as we are able to take advantage of the underlying tax loss or other attributes in carry forward or their use by future income or circumstances allow us to realize these attributes.  The transfer pricing and expense or cost sharing arrangements are complex areas where judgments, such as the determination of arms-length arrangements, can be subject to challenges by different tax jurisdictions.

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

RESULTS OF OPERATIONS:

NET SALES

	Three Months Ended
Net sales by product line	March 31, 2024	Change	March 31, 2023
(in thousands)
Automated programming systems	$4,823	(18.6%)	$5,927
Non-automated programming systems	1,276	(0.5%)	1,304
Total programming systems	$6,099	(15.4%)	$7,231

	Three Months Ended
Net sales by location	March 31, 2024	Change	March 31, 2023
(in thousands)
United States	$226	(75.9%)	$937
% of total	3.7%		13.0%

International	$5,873	(6.7%)	$6,294
% of total	96.3%		87.0%

	Three Months Ended
Net sales by type	March 31, 2024	Change	March 31, 2023
(in thousands)
Equipment sales	$3,366	(16.9%)	$4,051
Adapter sales	1,846	(18.6%)	2,267
Software and maintenance	887	(2.8%)	913
Total	$6,099	(15.7%)	$7,231

Net sales in the first quarter of 2024 were $6.1 million, as compared with $7.2 million in the prior year period and $6.9 million in the fourth quarter of 2023. Sales decrease in the first quarter primarily reflects timing of shipments on new first quarter bookings and higher backlog in the prior periods from favorable post-lockdown recovery one year ago.

First quarter 2024 bookings were $8.1 million, as compared with $5.7 million in the prior year period and $7.2 million in fourth quarter of 2023.  Bookings increase in the first quarter was due to strong sales opportunity conversion in Europe and Asia markets.  Backlog increased $1.7 million in the first quarter to $4.5 million as of March 31, 2024 as compared to $3.2 million as of March 31, 2023 and $2.8 million as of December 31, 2023.  Data I/O had $1.8 million in deferred revenue as of March 31, 2024 as compared with $2.0 million as of March 31, 2023.

On a geographic basis, international sales represented approximately 96% of total net sales for the first quarter of 2024 compared with 87% in the prior year period. Total equipment sales were 55% of revenues, adapters were 30% and software and services revenues were 15% of revenues respectively in the first quarter of 2024 compared with 56% and 31% and 13% respectively for the first quarter of 2023. Automotive electronics represented 49% of orders followed by 37% for programming centers and 14% for IoT for the first quarter of 2024.

GROSS MARGIN

	Three Months Ended
	March 31, 2024	Change	March 31, 2023
(in thousands)
Gross margin	$3,220	(25.2%)	$4,302
Percentage of net sales	52.8%		59.5%

Gross margin as a percentage of sales in the first quarter of 2024 was 52.8% as compared to 59.5% in the same period last year and 58% in the fourth quarter of 2023. The decrease in gross margin percentage primarily reflects lower sales volume on relatively fixed manufacturing and service costs, sales channel and product mix impacts.

RESEARCH AND DEVELOPMENT

	Three Months Ended
	March 31, 2024	Change	March 31, 2023
(in thousands)
Research and development	$1,582	(2.6%)	$1,625
Percentage of net sales	25.9%		22.5%

Research and development (“R&D”) expenses decreased in the first quarter of 2024 as compared to the same period in 2023. We have maintained our investment in our product development and supporting our growth initiatives while maintaining cost control discipline.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended
	March 31, 2024	Change	March 31, 2023
(in thousands)
Selling, general & administrative	$2,498	(0.4%)	$2,508
Percentage of net sales	41.0%		34.7%

Selling, General and Administrative (“SG&A”) expenses were slightly lower in the first quarter of 2024 as compared to the same period in 2023.  First quarter spending reduction reflects higher compensation and inflationary increases offset by continued efficiency improvements and cost reduction efforts.

INTEREST

	Three Months Ended
	March 31, 2024	Change	March 31, 2023
(in thousands)
Interest income	$80	128.6%	$35

Interest income was higher in the first quarter of 2024 compared to the same period in 2023 due to higher interest rates and invested balances.

INCOME TAXES

	Three Months Ended
	March 31, 2024	Change	March 31, 2023
(in thousands)
Income tax benefit (expense)	$(41)	17.1%	$(35)

Income tax benefit (expense) for the first quarter of 2024 and 2023 primarily related to foreign and state taxes.

The effective tax rate differed from the statutory tax rate primarily due to the effect of valuation allowances, as well as foreign taxes.  We have a valuation allowance of $8.9 million as of March 31, 2024.  As of March 31, for both 2024 and 2023, our deferred tax assets and valuation allowance have been reduced by approximately $434,000 and $429,000, respectively.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2024	Change		December 31, 2023
(in thousands)
Working capital	$18,148	(1.5%	)	$18,425

At March 31, 2024, our principal sources of liquidity consisted of existing cash and cash equivalents.  Cash at $12 million decreased $342,000 from December 31, 2023 primarily due to lower revenue and higher first quarter expenditures for public company cost including audit, regulatory filings and stock exchange fees, and annual incentive compensation disbursements.  Correspondingly, working capital decreased by $277,000 during the first quarter to $18.1 million as of March 31, 2024.  The Company continues to have no debt.

Although we have no significant capital expenditure plans currently, we expect to continue to carefully make and manage expenditures to support the business.  Engineering and production tooling, test equipment and sales demonstration products will continue to be purchased as we develop and release new products. Capital expenditures are expected to be funded by existing and internally generated funds.

As a result of our cyclical and seasonal industry, significant product development, customer support and selling and marketing efforts, we have required working capital to fund our operations.  We have tried to balance our spending with our anticipated revenue levels and the goal of profitable operations.  We have implemented or have initiatives to implement geographic shifts in our operations, reduce exposure to the impact of currency volatility, tariffs and taxes, increase product development efficiency, and control costs.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURES

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was ($645,000) in the first quarter of 2024 compared to $253,000 in the first quarter of 2023.  Adjusted EBITDA, excluding equity compensation (a non-cash item), was ($364,000) in the first quarter of 2024, compared to $502,000 in the first quarter of 2023.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURE RECONCILIATION

	Three Months Ended March 31,
	2024	2023
(in thousands)
Net Income (loss)	$(807)	$95
Interest (income)	(80)	(35)
Taxes	41	35
Depreciation & amortization	201	158
EBITDA earnings (loss)	$(645)	$253
Equity compensation	281	249
Adjusted EBITDA, excluding equity compensation	$(364)	$502

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of March 31, 2024, we were not a party to any material pending legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  There are no material changes to the Risk Factors described in our Annual Report.

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

DATED: May 13, 2024

DATA I/O CORPORATION

(REGISTRANT)

By:	/s/Anthony Ambrose
Anthony Ambrose
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Officer)

By:	/s/Gerald Y. Ng
Gerald Y. Ng
Vice President and Chief Financial Officer
Secretary and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

