Form 10-Q
period 2024-06-30
DATA I/O CORP
filed 2024-08-13
CIK 351998

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
Or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Shares of Common of Stock, no par value, outstanding as of July 31, 2024: 9,235,667.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(UNAUDITED)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,440	$12,341
Trade accounts receivable, net of allowance for credit losses of $21 and $72, respectively	3,341	5,707
Inventories	6,741	5,875
Other current assets	601	690
TOTAL CURRENT ASSETS	22,123	24,613

Property, plant and equipment – net	932	1,359
Other assets	1,032	1,429
TOTAL ASSETS	$24,087	$27,401

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,041	$1,272
Accrued compensation	949	2,003
Deferred revenue	1,279	1,362
Other accrued liabilities	1,176	1,438
Income taxes payable	49	113
TOTAL CURRENT LIABILITIES	4,494	6,188

Operating lease liabilities	421	702
Long-term other payables	254	192

STOCKHOLDERS’ EQUITY
Preferred stock -
Authorized, 5,000,000 shares, including 200,000 shares of Series A Junior Participating Issued and outstanding, none	-	-
Common stock, at stated value -
Authorized, 30,000,000 shares Issued and outstanding, 9,219,838 shares as of June 30, 2024 and 9,020,819 shares as of December 31, 2023	23,172	22,731
Accumulated earnings (deficit)	(4,249)	(2,645)
Accumulated other comprehensive income	(5)	233
TOTAL STOCKHOLDERS’ EQUITY	18,918	20,319
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,087	$27,401

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net sales	$5,062	$7,398	$11,161	$14,629
Cost of goods sold	2,305	3,025	5,184	5,954
Gross margin	2,757	4,373	5,977	8,675
Operating expenses:
Research and development	1,413	1,720	2,995	3,345
Selling, general and administrative	1,910	2,489	4,408	4,997
Total operating expenses	3,323	4,209	7,403	8,342
Operating income (loss)	(566)	164	(1,426)	333
Non-operating income (loss):
Interest income	73	49	153	84
Foreign currency transaction gain (loss)	49	196	62	122
Total non-operating income (loss)	122	245	215	206
Income (loss) before income taxes	(444)	409	(1,211)	539
Income tax (expense) benefit	(353)	(109)	(393)	(144)
Net income (loss)	$(797)	$300	$(1,604)	$395

Basic earnings (loss) per share	$(0.09)	$0.03	$(0.18)	$0.04
Diluted earnings (loss) per share	$(0.09)	$0.03	$(0.18)	$0.04
Weighted-average basic shares	9,104	8,904	9,063	8,861
Weighted-average diluted shares	9,104	9,075	9,063	9,052

See notes to consolidated financial statements

4

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income (loss)	$(797)	$300	$(1,604)	$395
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(70)	(350)	(238)	(285)
Comprehensive income (loss)	$(867)	$(50)	$(1,842)	$110

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
(UNAUDITED)

				Accumulated
			Retained	and Other	Total
	Common Stock		Earnings	Comprehensive	Stockholders’
	Shares	Amount	(Deficit)	Income (Loss)	Equity
Balance at December 31, 2022	8,816,381	$21,897	$(3,131)	$343	$19,109
Stock awards issued, net of tax withholding	-	-	-	-	-
Issuance of stock through: ESPP	1,695	7	-	-	7
Share-based compensation	-	249	-	-	249
Net income (loss)	-	-	95	-	95
Other comprehensive income (loss)	-	-	-	65	65
Balance at March 31, 2023	8,818,076	$22,153	$(3,036)	$408	$19,525
Stock awards issued, net of tax withholding	200,799	(368)	-	-	(368)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	380	-	-	380
Net income (loss)	-	-	300	-	300
Other comprehensive income (loss)	-	-	-	(350)	(350)
Balance at June 30, 2023	9,018,875	$22,165	$(2,736)	$58	$19,487

Balance at December 31, 2023	9,020,819	$22,731	$(2,645)	$233	$20,319
Stock awards issued, net of tax withholding	1,759	-	-	-	-
Issuance of stock through: ESPP	2,381	7	-	-	7
Share-based compensation	-	281	-	-	281
Net income (loss)	-	-	(807)	-	(807)
Other comprehensive income (loss)	-	-	-	(168)	(168)
Balance at March 31, 2024	9,024,959	$23,019	$(3,452)	$65	$19,632
Stock awards issued, net of tax withholding	194,879	(229)	-	-	(229)
Issuance of stock through: ESPP	-	-	-	-	-
Share-based compensation	-	382	-	-	382
Net income (loss)	-	-	(797)	-	(797)
Other comprehensive income (loss)	-	-	-	(70)	(70)
Balance at June 30, 2024	9,219,838	$23,172	$(4,249)	$(5)	$18,918

See notes to consolidated financial statements

DATA I/O CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(UNAUDITED)

	For the Six Months Ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,604)	$395
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	340	289
Equipment transferred to cost of goods sold	250	109
Share-based compensation	663	629
Net change in:
Trade accounts receivable	2,362	262
Inventories	(877)	(216)
Other current assets	86	(211)
Accounts payable and accrued liabilities	(1,601)	239
Deferred revenue	(17)	(233)
Other long-term liabilities	(281)	(299)
Deposits and other long-term assets	395	256
Net cash provided by (used in) operating activities	(284)	1,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(164)	(315)
Cash provided by (used in) investing activities	(164)	(315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock, less payments for shares withheld to cover tax	(223)	(360)
Cash provided by (used in) financing activities	(223)	(360)

Increase (decrease) in cash and cash equivalents	(671)	545

Effects of exchange rate changes on cash	(230)	(185)
Cash and cash equivalents at beginning of period	12,341	11,510
Cash and cash equivalents at end of period	$11,440	$11,870

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$464	$144

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

We prepared the financial statements as of June 30, 2024 and June 30, 2023 according to the rules and regulations of the Securities and Exchange Commission (“SEC”).  These statements are unaudited but, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented.  The balance sheet at December 31, 2023 has been derived from the audited financial statements at that date.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America according to such SEC rules and regulations.  Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year.  During the second quarter of 2024 and 2023, the impact of capitalization of incremental costs for obtaining contracts was immaterial.  We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

The revenue related to products requiring installation that is perfunctory is recognized upon transfer of control of the product to customers, which generally is at the time of shipment.  Installation that is considered perfunctory includes any installation that is expected to be performed by other parties, such as distributors, other vendors, or the customers themselves. This analysis considers the complexity, skill and training needed and customer installation expectations.

We enter into arrangements with multiple performance obligations that arise during the sale of a system that could include hardware, software, installation, services and support and extended maintenance components.  We allocate the transaction price of each element based on relative selling price.  Relative selling price is based on the selling price of the standalone system.  For the installation and service and support performance obligations, we use the value of the discount given to distributors who perform these components.  For software maintenance performance obligations, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is recognized on the system based on shipping terms, software based on delivery, installation and services based on completion of work, and software maintenance and extended warranty support ratably over the term of the agreement, typically one year.  Total deferred revenue which represents undelivered performance obligations for installation, service, support and extended contracts were $1.5 million and $1.6 million for June 30, 2024 and 2023, respectively, and the portion expected to be recognized within one year was $1.3 million and $1.4 million for June 30, 2024 and 2023, respectively.

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

The following table represents our revenues by major categories:

	Three Months Ended			Six Months Ended
Net sales by type	June 30, 2024	Change	June 30, 2023	June 30, 2024	Change	June 30, 2023
(in thousands)
Equipment	$2,353	(48.4)%	$4,557	$5,719	(33.6)%	$8,608
Adapter	1,816	(8.2)%	1,979	3,662	(13.8)%	4,246
Software and Maintenance	893	3.6%	862	1,780	0.3%	1,775
Total	$5,062	(31.6)%	$7,398	$11,161	(23.7)%	$14,629

Share-Based Compensation

All stock-based compensation awards are measured based on estimated fair values on the date of grant and recognized as compensation expense on the straight-line method.  Our share-based compensation is reduced for estimated forfeitures at the time of grant and revised as necessary in subsequent periods if actual forfeitures differ from those estimates.

Income Tax

Income taxes for U.S. and foreign subsidiary operations are computed at current enacted tax rates, less tax credits using the asset and liability method.  Deferred taxes are adjusted both for items that do not have tax consequences and for the cumulative effect of any changes in tax rates from those previously used to determine deferred tax assets or liabilities.  Tax provisions include amounts that are currently payable, changes in deferred tax assets and liabilities that arise because of temporary differences between the timing of when items of income and expense are recognized for financial reporting and income tax purposes, and any changes in the valuation allowance caused by a change in judgment about the realization of the related deferred tax assets.  A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

New Accounting Pronouncements – Standards Issued and Not Yet Implemented

For the six months ended June 30, 2024, there were no recently issued accounting pronouncements that had a material impact to Data I/O Corporation’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topics 740): Improvements to Income Tax Disclosures” to expand the disclosure requirements for income taxes, specifically related to the rate reconciliation and income taxes paid. ASU 2023-09 is effective for our annual periods beginning January 1, 2025, with early adoption permitted. We are currently evaluating the potential effect that the updated standard will have on our financial statement disclosures.

NOTE 2 – INVENTORIES

Inventories consisted of the following components:

	June 30, 2024	December 31, 2023
(in thousands)
Raw material	$3,627	$3,328
Work-in-process	2,030	1,596
Finished goods	1,084	951
Inventories	$6,741	$5,875

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT, NET

Property and equipment consisted of the following components:

	June 30, 2024	December 31, 2023
(in thousands)
Leasehold improvements	$388	$394
Equipment	4,680	4,977
Sales demonstration equipment	892	1,396
	5,960	6,767
Less accumulated depreciation	(5,028)	(5,408)
Property and equipment, net	$932	$1,359

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following components:

	June 30, 2024	December 31, 2023
(in thousands)
Lease liability - short term	$661	$798
Product warranty	392	449
Sales return reserve	32	32
Other taxes	55	69
Other	36	90
Other accrued liabilities	$1,176	$1,438

The changes in our product warranty liability for the six months ending June 30, 2024, and year ending December 31, 2023, are as follows:

	June 30, 2024	December 31, 2023
(in thousands)
Liability, beginning balance	$449	$425
Net expenses	425	902
Warranty claims	(425)	(902)
Accrual revisions	(57)	24
Liability, ending balance	$392	$449

NOTE 5 – OPERATING LEASE COMMITMENTS

We have commitments under non-cancelable operating leases and other agreements, primarily for factory and office space, with initial or remaining terms of one year or more as of June 30, 2024 are as follows:

June 30, 2024 Operating Lease Commitments
(in thousands)
2024 (remaining)	$396
2025	583
2026	127
2027	47
2028 & Thereafter	0
Total	$1,153
Less imputed interest	(70)
Total operating lease liabilities	$1,083

For the largest lease component, the Company has three facilities with our headquarters and primary engineering and operational functions located in Redmond, Washington.  Our two subsidiary facilities in Munich, Germany and Shanghai, China provide extended worldwide sales, service, engineering and operation services.  The components of our lease expense for the three and six months ended June 30, 2024, include facility related operating lease costs of $207,000 and $415,000, respectively, and short-term lease costs of $8,000 and $17,000, respectively. There were no new operating leases during the three and six months ended June 30, 2024.

The Redmond, Washington headquarters facility lease runs to January 31, 2026 at approximately 20,460 square feet.  The lease for the facility located in Shanghai, China runs to October 31, 2024 at approximately 19,400 square feet.  The lease for the facility located near Munich, Germany runs to August 2027 at approximately 4,895 square feet.

The following table presents supplemental balance sheet information related to leases as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
(in thousands)
Right-of-use assets (Long-term other assets)	$967	$1,363
Lease liability-short term (Other accrued liabilities)	661	798
Lease liability-long term (Operating lease liabilities)	421	703

At June 30, 2024, the weighted average remaining lease term is 1.73 years and the weighted average discount rate used is 5%.

NOTE 6 – OTHER COMMITMENTS

We have purchase obligations for inventory and production costs as well as other obligations such as capital expenditures, service contracts, marketing, and development agreements.  Arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.  Most arrangements are cancelable without a significant penalty, and with short notice, typically less than 90 days.  As of June 30, 2024, we had one contract with a commitment of approximately $232,000 to be paid within one year and $135,000 beyond one year.

NOTE 7 – CONTINGENCIES

As of June 30, 2024, we were not a party to any legal proceedings or aware of any indemnification agreement claims, the adverse outcome of which in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

NOTE 8 – INCOME TAXES

Income tax benefit (expense) primarily relates to foreign and state taxes.  For the comparison period of 2024, the second quarter of 2024 included dividend withholding taxes of approximately $337,000 due to a $3.4 million dividend repatriation from our China subsidiary operation.

The effective tax rate differed from the statutory tax rate primarily due to valuation allowances effect, as well as foreign taxes.  We have a valuation allowance of $9.3 million as of June 30, 2024.  As of June 30, for both 2024 and 2023, our deferred tax assets and valuation allowance have been reduced by approximately $437,000 and $437,000, respectively.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(in thousands except per share data)
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$(797)	$300	$(1,604)	$395
Denominator for basic earnings (loss) per share:
Weighted-average shares	9,104	8,904	9,063	8,861
Employee stock options and awards	-	171	-	191
Denominator for diluted earnings (loss) per share:
Adjusted weighted-average shares & assumed conversions of stock options	9,104	9,075	9,063	9,052
Basic and diluted earnings (loss) per share:
Basic earnings (loss) per share	$(0.09)	$0.03	$(0.18)	$0.04
Diluted earnings (loss) per share	$(0.09)	$0.03	$(0.18)	$0.04

The weighted average number of shares outstanding used to compute earnings (loss) per share included the following:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Restricted Stock Units	91,729	169,990	110,706	195,204
Performance Stock Units	8,098	232	5,784	96
Stock Options	161	237	168	236

Options to purchase 12,500 and 12,500 shares, respectively, were outstanding as of June 30, 2024 and 2023, but were excluded from the computation of diluted earnings per share for the periods then ended because the options were anti-dilutive.

NOTE 10 – SHARE-BASED COMPENSATION

For share-based awards granted, we have recognized compensation expense based on the estimated grant date fair value method.  For these awards we have recognized compensation expense using a straight-line amortization method and reduced for estimated forfeitures.

The impact on our results of operations of recording share-based compensation, net of forfeitures, for the three and six months ended June 30, 2024 and 2023, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
(in thousands)
Cost of goods sold	$36	$30	$60	$48
Research and development	82	81	146	129
Selling, general and administrative	264	269	457	452
Total share-based compensation	$382	$380	$663	$629

Equity awards granted during the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Restricted Stock Units	231,650	272,100	231,650	282,100
Performance Stock Units	119,000	25,000	119,000	25,000

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

Performance Stock Units (“PSUs”) granted in 2024, cliff vest at the end of the performance period based on performance metrics which includes cumulative revenue growth, EBITDA attainment and other project-based milestone targets over the three-year period ending December 31, 2026 with a performance threshold, target, and maximum.

The remaining unamortized expected future equity compensation expense and remaining amortization period associated with award grants of unvested options, PSUs and RSUs at June 30, 2024 and 2023 are:

	June 30, 2024	June 30, 2023

Unamortized future equity compensation expense (in thousands)	$2,464	$2,683
Remaining weighted average amortization period (in years)	2.27	2.64

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves as long as they identify these statements as forward-looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results.  All statements other than statements of historical fact made in this Quarterly Report on Form 10-Q are forward-looking.  In particular, statements herein regarding economic outlook; industry prospects and trends; expected business recovery; industry partnerships; future results of operations or financial position; future spending; expected expenses, breakeven revenue point; expected market decline, bottom or growth; market acceptance of our newly introduced or upgraded products or services; the sufficiency of our cash to fund future operations and capital requirements; development, introduction and shipment of new products or services; changing foreign operations; taxes, trade issues and tariffs; expected inventory levels; expectations for unsupported platform or product versions and related inventory and other charges; supply chain expectations; semiconductor chip shortages and recovery; and any other guidance on future periods are forward-looking statements.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, or other future events.  Moreover, neither Data I/O nor anyone else assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of these forward-looking statements after the date of this Annual Report.  The Reader should not place undue reliance on these forward-looking statements. The following discussions and the 2023 Annual Report on Form 10-K section entitled “Risk Factors – Cautionary Factors That May Affect Future Results” describe some, but not all, of the factors that could cause these differences.

OVERVIEW

Second quarter revenue of $5.1 million was down 32% compared with $7.4 million in the prior year period, reflecting divergent business conditions across our markets and sales channels.  Bookings of $13.7 million in the first half of 2024 increased slightly from $13.3 million in the prior year period.  Through the first half of the year, Asia and Europe sales regions performed ahead of bookings expectations offset by a decline in the Americas.  Strength in programming centers and industrial markets in the first half of 2024 was offset by weakness in automotive electronics.  We experienced delayed automotive electronics capacity expansion from existing customers, as these customers pushed orders out into the future. Revenues were impacted by customer requested timing of backlog to shipment conversions resulting in a backlog increase of $2.6 million from the beginning of the year to $5.4 million as of June 30, 2024.

Progress on spending controls, process efficiencies and direct product cost reductions was achieved as reflected in the second quarter performance.  Gross margin as a percentage of sales increased by 170 basis points from the first quarter of 2024 and operating expenses were reduced by 21% from the prior year period and 19% from the first quarter of 2024.  We believe the improved operating leverage and current backlog should favorably impact future performance.

Data I/O remains focused on growth from the Automotive, Industrial and Programming Center markets worldwide combined with spending controls, process efficiencies and operating leverage.  The continued outlook by industry analysts for automotive electronics, which remains our primary market focus, remains strong based on the long-term forecast for a decade. Disciplined growth combined with disciplined spending remains a priority in 2024.

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

We expense contract acquisition costs, primarily sales commissions, for contracts with terms of one year or less and will capitalize and amortize incremental costs with terms that exceed one year.  During the first and second quarters of 2024 and 2023, the impact of capitalization of incremental costs for obtaining contracts was immaterial.  We exclude sales, use, value added, some excise taxes and other similar taxes from the measurement of the transaction price.

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

The revenue related to products requiring installation that is perfunctory is recognized upon transfer of control of the product to customers, which generally is at the time of shipment.  Installation that is considered perfunctory includes any installation that is expected to be performed by other parties, such as distributors, other vendors, or the customers themselves.  This analysis considers the complexity, skill and training needed, as well as customer installation expectations.

We enter into arrangements with multiple performance obligations that arise during the sale of a system that could include hardware, software, installation, services and support and extended maintenance components.  We allocate the transaction price of each element based on the relative selling price.  Relative selling price is based on the selling price of the standalone system.  For the installation and service and support performance obligations, we use the value of the discount given to distributors who perform these components.  For software maintenance performance obligations, we use what we charge for annual software maintenance renewals after the initial year the system is sold.  Revenue is recognized on the system based on shipping terms, software based on delivery, installation and services based on completion of work and software maintenance and extended warranty support ratably over the term of the agreement, typically one year.

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

Tax Valuation Allowances:  Given the uncertainty created by our loss history, as well as cyclical economic outlook for our industry, capital and geographic spending, as well as income and current net deferred tax assets by entity and country, we expect to continue to limit the recognition of net deferred tax assets and accounting for uncertain tax positions and maintain the tax valuation allowances.  At the current time, we expect, therefore, that reversals of the tax valuation allowance will take place as we are able to take advantage of the underlying tax loss or other attributes in carry forward or their use by future income or circumstances allow us to realize these attributes.  The transfer pricing and expense or cost sharing arrangements are complex areas in which judgments, such as the determination of arms-length arrangements, can be subject to challenges by different tax jurisdictions.

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

RESULTS OF OPERATIONS:

NET SALES

	Three Months Ended			Six Months Ended
Net sales by product line	June 30, 2024	Change	June 30, 2023	June 30, 2024	Change	June 30, 2023
(in thousands)
Automated programming systems	$4,009	(32.5)%	$5,935	$8,832	(25.5)%	$11,862
Non-automated programming systems	1,053	(28.0)%	1,463	2,329	(15.8)%	2,767
Total programming systems	$5,062	(31.6)%	$7,398	$11,161	(23.7)%	$14,629

	Three Months Ended			Six Months Ended
Net sales by location	June 30, 2024	Change	June 30, 2023	June 30, 2024	Change	June 30, 2023
(in thousands)
United States	$587	(41.9)%	$1,010	$813	(58.2)%	$1,947
% of total	11.6%		13.7%	7.3%		13.3%

International	$4,475	(29.9)%	$6,388	$10,348	(18.4)%	$12,682
% of total	88.4%		86.3%	92.7%		86.7%

	Three Months Ended			Six Months Ended
Net sales by type	June 30, 2024	Change	June 30, 2023	June 30, 2024	Change	June 30, 2023
(in thousands)
Equipment sales	$2,353	(48.4)%	$4,557	$5,719	(33.6)%	$8,608
Adapter sales	1,816	(8.2)%	1,979	3,662	(13.8)%	4,246
Software and maintenance	893	3.6%	862	1,780	0.3%	1,775
Total	$5,062	(31.6)%	$7,398	$11,161	(23.7)%	$14,629

Net sales in the second quarter of 2024 were $5.1 million, down 32% as compared with $7.4 million in the second quarter of 2023. The decrease primarily reflects timing of current backlog conversion to shipments expected in the second half of 2024 and lower second quarter bookings on weakness in the automotive electronics market in the Americas region.  Similarly, second quarter bookings were $5.6 million on strong opportunity conversion in Asia and Europe, offset by a decline in the Americas.

The revenue decline was also reflected in our product mix with year-to-date capital equipment sales at 51% of revenues as compared to 59% in the prior year.  Our adapters, software, maintenance and support services provided a steady base of recurring revenue which helped offset the equipment decline, accounting for a larger 49% of year-to-date revenue compared to 41% in the prior year.  International sales represented approximately 88% of total net sales for the second quarter of 2024 compared with 86% in the second quarter of 2023.

Backlog at June 30, 2024 was approximately $5.4 million, an increase of $2.6 million from the $2.8 million at the beginning of 2024.  The increase reflects customer requested timing of delivery dates on booked orders with reductions in backlog expected in the second half of 2024.  Finally, Data I/O had $1.5 million in deferred revenue at June 30, 2024, down slightly from $1.6 million at December 31, 2023.

GROSS MARGIN

	Three Months Ended			Six Months Ended
	June 30, 2024	Change	June 30, 2023	June 30, 2024	Change	June 30, 2023
(in thousands)
Gross margin	$2,757	(37.0)	$4,373	$5,977	(31.1)%	$8,675
Percentage of net sales	54.5%		59.1%	53.6%		59.3%

Gross margin as a percentage of sales was 54.5% in the second quarter of 2024 as compared to 59.1% in the same period of 2023 with a similar year-to-date decrease compared to the prior year. The gross margin decline reflects lower sales volume on relatively fixed manufacturing and service costs and product mix.  Ongoing cost reduction initiatives lowered material, production and service costs from the first quarter of 2024 and second quarter of 2023, partially offsetting the sales decline.

RESEARCH AND DEVELOPMENT

	Three Months Ended			Six Months Ended
	June 30, 2024	Change	June 30, 2023	June 30, 2024	Change	June 30, 2023
(in thousands)
Research and development	$1,413	(17.8)%	$1,720	$2,995	(10.5)%	$3,345
Percentage of net sales	27.9%		23.2%	26.8%		22.9%

Research and development (“R&D”) expenses in the second quarter and year-to-date 2024 decreased compared to the same periods in 2023, primarily due to lower consulting and outside services in support of our product lines.  Through prioritization and focus on key engineering programs, the company continues to efficiently invest in the research and development of new technology, products and services.

SELLING, GENERAL AND ADMINISTRATIVE

	Three Months Ended			Six Months Ended
	June 30, 2024	Change	June 30, 2023	June 30, 2024	Change	June 30, 2023
(in thousands)
Selling, general &
administrative	$1,910	(23.3)%	$2,489	$4,408	(11.8)%	$4,997
Percentage of net sales	37.7%		33.6%	39.5%		34.2%

Selling, General and Administrative (“SG&A”) expenses in the second quarter of 2024 decreased by approximately $579,000 or 23% from the prior year period primarily due to lower channel and sales commissions associated with lower sales volume and continued efficiency improvements and cost reductions efforts.  As a result, core personnel, facilities, IT and other consulting and outside services costs declined compared to the prior year period.  Cost reductions initiated in 2023 have contributed to lower second quarter and year-to-date expenses in 2024.

INTEREST

	Three Months Ended			Six Months Ended
	June 30, 2024	Change	June 30, 2023	June 30, 2024	Change	June 30, 2023
(in thousands)
Interest income	$73	49.0%	$49	$153	82.1%	$84

Interest income was higher in the second quarter and year-to-date 2024 compared to the same periods in 2023 due to higher average interest rates and higher invested balances.

INCOME TAXES

	Three Months Ended			Six Months Ended
	June 30, 2024	Change	June 30, 2023	June 30, 2024	Change	June 30, 2023
(in thousands)
Income tax benefit (expense)	$(353)	223.9%	$(109)	$(393)	172.9%	$(144)

Income tax benefit (expense) for the second quarter of both 2024 and 2023, primarily related to foreign and some state taxes. Foreign income tax in the second quarter of 2024 was primarily a result of a China subsidiary dividend withholding tax of $337,000 paid in connection with a dividend repatriation to the U.S. parent company.  Year-to-date income tax benefit (expense) was primarily due to the same factors as in the second quarter of 2024.

The effective tax rate differed from the statutory tax rate due primarily to the valuation allowance’s effect, as well as foreign taxes.  We have a valuation allowance of $9.3 million as of June 30, 2024.  As of June 30, for both 2024 and 2023, our deferred tax assets and valuation allowance have been reduced by approximately $437,000 and $437,000, respectively.  Given the uncertainty created by our loss history, as well as the volatile and uncertain economic outlook for our industry and capital spending, we have limited the recognition of net deferred tax assets including our net operating losses and credit carryforwards and continue to maintain a valuation allowance for the full amount of the net deferred tax asset balance.

Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2024	Change	December 31, 2023
(in thousands)
Working capital	$17,629	$(796)	$18,425

At June 30, 2024, our principal sources of liquidity consisted of existing cash and cash equivalents.  Cash at $11.4 million decreased $901,000 from December 31, 2023 primarily due to lower year-to-date revenue and higher first quarter expenditures for public company costs including audit, regulatory filings and stock exchange fees, and annual incentive compensation disbursements.  Correspondingly, working capital decreased by $796,000 during the year to $17.6 million as of June 30, 2024.  The Company continues to have no debt.

In the second quarter of 2024, we completed a $3.4 million dividend distribution from our China subsidiary operation, incurring a $337,000 foreign tax withholding expense.  This was undertaken to optimize the cash position and operating needs of each subsidiary, increase the interest earning potential of our cash holdings and ensure available liquidity at the U.S. headquarters to support future strategic and operational initiatives.

Although we currently have no significant capital expenditure plans, we expect to continue to carefully make and manage expenditures to support the business.  Engineering and production tooling, test equipment and sales demonstration products will continue to be purchased as we develop and release new products. Capital expenditures are expected to be funded by existing and internally generated funds.

As a result of our cyclical and seasonal industry, significant product development, customer support and selling and marketing efforts, we have required working capital to fund our operations.  We have tried to balance our spending with our anticipated revenue levels and the goal of profitable operations.  We have implemented, or have initiatives to implement, geographic shifts in our operations, reduce exposure to the impact of currency volatility, tariffs and taxes, increase product development efficiency, and control costs.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURES

Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) was approximately ($379,000) in the second quarter of 2024 compared to $490,000 in the second quarter of 2023.  Adjusted EBITDA, excluding equity compensation (a non-cash item), was approximately $3,000 in the second quarter of 2024, compared to $870,000 in the second quarter of 2023.  Year-to-date Adjusted EBITDA was ($361,000) and $1.4 million for the periods ending June 30, 2024 and 2023, respectively.

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

NON-GENERALLY ACCEPTED ACCOUNTING PRINCIPLES (GAAP) FINANCIAL MEASURE RECONCILIATION

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(in thousands)
Net Income (loss)	$(797)	$300	$(1,604)	$395
Interest (income)	(73)	(49)	(153)	(84)
Taxes	353	109	393	144
Depreciation & amortization	138	130	340	288
EBITDA earnings (loss)	$(379)	$490	$(1,024)	$743
Equity compensation	382	380	663	629
Adjusted EBITDA, excluding equity compensation	$3	$870	$(361)	$1,372

Recently Adopted Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements included in Part 1, Item 1 for a discussion of recently adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective at a reasonable level of assurance. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROLS

There were no changes made in our internal controls during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting which is still under the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2024, we were not a party to any material pending legal proceedings.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

No officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2024.

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

DATED:   August 13, 2024

DATA I/O CORPORATION (REGISTRANT)

By:	/s/ Anthony Ambrose
Anthony Ambrose President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

By:	/s/ Gerald Y. Ng
Gerald Y. Ng Vice President and Chief Financial Officer Secretary and Treasurer (Principal Financial Officer and Duly Authorized Officer)

